Form 10-Q
period 2020-03-31
IAC Holdings, Inc.
filed 2020-06-03
CIK 1800227

As filed with the Securities and Exchange Commission on June 3, 2020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2020
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from__________to__________
Commission File No. 333-236420-01

IAC HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	84-3727412
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
555 West 18th Street, New York, New York 10011
(Address of registrant's principal executive offices)
(212) 314-7300
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of exchange on which registered
None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

PART I
FINANCIAL INFORMATION
Item 1.    Combined Financial Statements
IAC HOLDINGS, INC. AND SUBSIDIARIES
COMBINED BALANCE SHEET
(Unaudited)

	March 31, 2020	December 31, 2019
	(In thousands)
ASSETS
Cash and cash equivalents	$2,029,071	$839,796
Short-term investments	20,000	—
Marketable securities	49,912	—
Accounts receivable, net of allowance and reserves of $28,075 and $24,148, respectively	207,581	181,875
Note receivable—related party	27,172	55,251
Other current assets	147,714	152,334
Total current assets	2,481,450	1,229,256

Property, capitalized software and equipment, net of accumulated depreciation and amortization	271,477	305,414
Goodwill	1,816,723	1,616,867
Intangible assets, net of accumulated amortization	452,096	350,150
Long-term investments	296,491	347,975
Other non-current assets	273,009	247,746
TOTAL ASSETS	$5,591,246	$4,097,408

LIABILITIES AND PARENT'S EQUITY
LIABILITIES:
Current portion of long-term debt	$13,750	$13,750
Accounts payable, trade	90,983	72,452
Deferred revenue	215,671	178,647
Accrued expenses and other current liabilities	342,875	320,473
Total current liabilities	663,279	585,322

Long-term debt, net	228,643	231,946
Income taxes payable	6,076	6,410
Deferred income taxes	64,697	44,459
Other long-term liabilities	189,547	180,307

Redeemable noncontrolling interests	42,152	43,818

Commitments and contingencies

PARENT'S EQUITY:
Invested capital	3,935,166	2,547,251
Accumulated other comprehensive loss	(17,926)	(12,226)
IAC/InterActiveCorp equity in IAC Holdings, Inc. and subsidiaries	3,917,240	2,535,025
Noncontrolling interests	479,612	470,121
Total parent's equity	4,396,852	3,005,146
TOTAL LIABILITIES AND PARENT'S EQUITY	$5,591,246	$4,097,408

The accompanying Notes to Combined Financial Statements are an integral part of these statements.

IAC HOLDINGS, INC. AND SUBSIDIARIES
COMBINED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Revenue	$684,124	$641,220
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	179,327	139,848
Selling and marketing expense	308,207	303,198
General and administrative expense	173,741	154,451
Product development expense	61,963	44,425
Depreciation	15,492	11,140
Amortization of intangibles	45,759	22,341
Goodwill impairment	211,973	—
Total operating costs and expenses	996,462	675,403
Operating loss	(312,338)	(34,183)
Interest expense	(2,217)	(3,267)
Other expense, net	(57,448)	(5,417)
Loss before income taxes	(372,003)	(42,867)
Income tax benefit	41,432	29,194
Net loss	(330,571)	(13,673)
Net loss (earnings) attributable to noncontrolling interests	2,372	(574)
Net loss attributable to IAC/InterActiveCorp equity in IAC Holdings, Inc.	$(328,199)	$(14,247)

Stock-based compensation expense by function:
Cost of revenue	$18	$24
Selling and marketing expense	1,276	1,321
General and administrative expense	33,646	30,467
Product development expense	2,241	2,863
Total stock-based compensation expense	$37,181	$34,675
The accompanying Notes to Combined Financial Statements are an integral part of these statements.

IAC HOLDINGS, INC. AND SUBSIDIARIES
COMBINED STATEMENT OF COMPREHENSIVE OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Net loss	$(330,571)	$(13,673)
Other comprehensive (loss) income, net of income taxes:
Change in foreign currency translation adjustment	(6,630)	2,088
Change in unrealized gains and losses on available-for-sale marketable debt securities	(12)	(3)
Total other comprehensive (loss) income, net of income taxes	(6,642)	2,085
Comprehensive loss, net of income taxes	(337,213)	(11,588)
Components of comprehensive loss (income) attributable to noncontrolling interests:
Net loss (earnings) attributable to noncontrolling interests	2,372	(574)
Change in foreign currency translation adjustment attributable to noncontrolling interests	979	(463)
Change in unrealized gains and losses of available-for-sale marketable debt securities attributable to noncontrolling interests	—	(1)
Comprehensive loss (income) attributable to noncontrolling interests	3,351	(1,038)
Comprehensive loss attributable to IAC/InterActiveCorp equity in IAC Holdings, Inc.	$(333,862)	$(12,626)

The accompanying Notes to Combined Financial Statements are an integral part of these statements.

IAC HOLDINGS, INC. AND SUBSIDIARIES
COMBINED STATEMENT OF PARENT'S EQUITY
Three Months Ended March 31, 2020 and 2019
(Unaudited)

		IAC/InterActiveCorp Equity in
		IAC Holdings, Inc.
			Accumulated Other Comprehensive (Loss) Income	Total IAC/ InterActiveCorp Equity in IAC Holdings, Inc.
	Redeemable Noncontrolling Interests	Invested Capital			Noncontrolling Interests	Total Parent's Equity

		(in thousands)
Balance as of December 31, 2019	$43,818	$2,547,251	$(12,226)	$2,535,025	$470,121	$3,005,146
Net loss	(1,032)	(328,199)	—	(328,199)	(1,340)	(329,539)
Other comprehensive income (loss), net of income taxes	99	—	(5,663)	(5,663)	(1,078)	(6,741)
Stock-based compensation expense	15	11,389	—	11,389	22,211	33,600
Purchase of redeemable noncontrolling interests	(3,165)	—	—	—	—	—
Adjustment of redeemable noncontrolling interests to fair value	2,418	(2,418)	—	(2,418)	—	(2,418)
Issuance of ANGI Homeservices common stock pursuant to stock-based awards, net of withholding taxes	—	6,996	(37)	6,959	(10,302)	(3,343)
Purchase of ANGI Homeservices treasury stock	—	(38,971)	—	(38,971)	—	(38,971)
Net increase in IAC/InterActiveCorp's investment in IAC Holdings, Inc.	—	1,739,118	—	1,739,118	—	1,739,118
Other	(1)	—	—	—	—	—
Balance as of March 31, 2020	$42,152	$3,935,166	$(17,926)	$3,917,240	$479,612	$4,396,852

Balance as of December 31, 2018	$65,687	$2,296,583	$(12,541)	$2,284,042	$400,358	$2,684,400
Net (loss) earnings	(1,051)	(14,247)	—	(14,247)	1,625	(12,622)
Other comprehensive income, net of income taxes	186	—	1,621	1,621	278	1,899
Stock-based compensation expense	42	15,393	—	15,393	19,240	34,633
Purchase of redeemable noncontrolling interests	(3,182)	—	—	—	—	—
Adjustment of redeemable noncontrolling interests to fair value	10,242	(10,242)	—	(10,242)	—	(10,242)
Issuance of ANGI Homeservices common stock pursuant to stock-based awards, net of withholding taxes	—	(25,097)	7	(25,090)	9,108	(15,982)
Net decrease in IAC/InterActiveCorp's investment in IAC Holdings, Inc.	—	(21,213)	—	(21,213)	—	(21,213)
Other	(10)	—	—	—	—	—
Balance as of March 31, 2019	$71,914	$2,241,177	$(10,913)	$2,230,264	$430,609	$2,660,873

The accompanying Notes to Combined Financial Statements are an integral part of these statements.

IAC HOLDINGS, INC. AND SUBSIDIARIES
COMBINED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Cash flows from operating activities:
Net loss	$(330,571)	$(13,673)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	37,181	34,675
Amortization of intangibles	45,759	22,341
Depreciation	15,492	11,140
Bad debt expense	19,929	15,009
Goodwill impairment	211,973	—
Deferred income taxes	(13,759)	(29,945)
Losses on equity securities, net	51,473	240
Other adjustments, net	10,354	12,105
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(27,216)	(40,270)
Other assets	310	4,682
Accounts payable and other liabilities	(7,971)	(31,821)
Income taxes payable and receivable	1,564	1,107
Deferred revenue	24,653	17,004
Net cash provided by operating activities	39,171	2,594
Cash flows from investing activities:
Acquisitions, net of cash acquired	(532,857)	(21,555)
Capital expenditures	(14,810)	(15,924)
Proceeds from maturities of marketable debt securities	—	25,000
Net proceeds from the sale of businesses and investments	1,476	20,276
Decrease in notes receivable—related party	27,691	—
Other, net	(110)	(2,137)
Net cash (used in) provided by investing activities	(518,610)	5,660
Cash flows from financing activities:
Principal payments on ANGI Homeservices Term Loan	(3,438)	(3,438)
Principal payments on related-party debt	—	(2,500)
Purchase of ANGI Homeservices treasury stock	(38,512)	—
Proceeds from the exercise of ANGI Homeservices stock options	—	573
Withholding taxes paid on behalf of ANGI Homeservices employees on net settled stock-based awards	(3,222)	(16,544)
Purchase of noncontrolling interests	(3,165)	(3,182)
Transfers from (to) IAC/InterActiveCorp	1,720,618	(38,856)
Other, net	(465)	—
Net cash provided by (used in) financing activities	1,671,816	(63,947)
Total cash provided (used)	1,192,377	(55,693)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(2,897)	325
Net increase (decrease) in cash and cash equivalents and restricted cash	1,189,480	(55,368)
Cash and cash equivalents and restricted cash at beginning of period	840,732	886,836
Cash and cash equivalents and restricted cash at end of period	$2,030,212	$831,468

The accompanying Notes to Combined Financial Statements are an integral part of these statements.

IAC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO COMBINED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Separation
On December 19, 2019, IAC/InterActiveCorp ("IAC") entered into a Transaction Agreement (as amended as of April 28, 2020, the "Transaction Agreement") with Match Group, Inc. ("MTCH"), IAC Holdings, Inc., a direct wholly owned subsidiary of IAC ("New IAC" or the "Company"), and Valentine Merger Sub LLC, an indirect wholly owned subsidiary of IAC. Subject to the terms and conditions set forth in the Transaction Agreement, if the transactions contemplated by the Transaction Agreement are consummated, the businesses of MTCH will be separated from the remaining businesses of IAC through a series of transactions that will result in the pre-transaction stockholders of IAC owning shares in two, separate public companies—(1) IAC, which will be renamed Match Group, Inc. ("New Match") and which will own the businesses of MTCH and certain IAC financing subsidiaries, and (2) New IAC, which will be renamed IAC/InterActiveCorp and which will own IAC's other businesses—and the pre-transaction stockholders of MTCH (other than IAC) owning shares in New Match. Completion of the separation, which is expected to occur in the second quarter of 2020, is subject to a number of conditions, including approval by a majority of the disinterested shareholders of MTCH, approval of IAC’s shareholders and other customary conditions and approvals. This transaction is referred to as the "Separation".
Basis of Presentation and Combination
In connection with the Separation, IAC Holdings, Inc. was incorporated as a Delaware corporation in November 2019. IAC Holdings, Inc. does not engage in any business or other activities other than in connection with the Separation. In contemplation of the Separation: (1) effective January 1, 2020, all employees of the IAC/InterActiveCorp legal entity became employees of the IAC Holdings, Inc. legal entity and (2) during the first quarter of 2020, IAC contributed $1.1 billion in cash to IAC Holdings, Inc. in connection with the transfer of the centrally-managed U.S. treasury function from January 1, 2020 to IAC Holdings, Inc. The legal entity financial statements of IAC Holdings, Inc. are included in "Note 12 - IAC Holdings, Inc. Legal Entity Financial Statements".
The historical combined financial statements of IAC Holdings, Inc. and the businesses comprising New IAC have been derived from the consolidated financial statements and accounting records of IAC. The combined financial statements reflect the historical financial position, results of operations and cash flows of IAC Holdings, Inc. and the businesses comprising New IAC since their respective dates of acquisition by IAC and the allocation to New IAC of certain IAC corporate expenses relating to New IAC based on the historical financial statements and accounting records of IAC. For the purpose of these financial statements, income taxes have been computed as if the entities comprising New IAC filed tax returns on a standalone, separate basis. The financial statements have been prepared on a combined, rather than consolidated, basis as the final steps of the legal reorganization, which will result in the contribution of all the entities that will comprise New IAC as of the date of the Separation, are not yet complete.
As used herein, ‘‘New IAC,’’ the ‘‘Company,’’ ‘‘we,’’ ‘‘our’’ or ‘‘us’’ and similar terms in these historical combined financial statements refer to IAC Holdings, Inc. and the businesses comprising New IAC (unless the context requires otherwise).
The Company prepares its combined financial statements in accordance with U.S. generally accepted accounting principles (‘‘GAAP’’).
All intercompany transactions and balances between and among the Company and the entities comprising the Company have been eliminated. All intercompany transactions between (i) New IAC and (ii) IAC and its subsidiaries are considered to be effectively settled for cash at the time the transaction is recorded. The total net effect of the settlement of these intercompany transactions is reflected in the combined statement of cash flows as a financing activity and in the combined balance sheet as ‘‘Invested capital.’’
In management’s opinion, the assumptions underlying the historical combined financial statements of the Company, including the basis on which the expenses have been allocated from IAC, are reasonable. However, the allocations may not reflect the expenses that we may have incurred as an independent, stand-alone company for the periods presented.

IAC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The accompanying unaudited combined financial statements have been prepared in accordance with GAAP for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited combined financial statements include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Interim results are not necessarily indicative of the results that may be expected for the full year. The accompanying unaudited interim combined financial statements should be read in conjunction with the annual audited combined financial statements of the Company and notes thereto for the year ended December 31, 2019.
COVID-19 Update
The Company's business could be materially and adversely affected by the outbreak of COVID-19, which has been declared a "pandemic" by the World Health Organization.
Through March 31, 2020, the Company's ANGI Homeservices business has experienced a decline in demand for home services requests, driven primarily by decreases in demand in certain categories of jobs (particularly non-essential projects) and decreases in demand in regions most affected by the COVID-19 outbreak, which the Company attributes both to the unwillingness of consumers to interact with service professionals face-to-face or have service professionals in their homes, and to lower levels of consumer confidence and discretionary income generally. In addition, with respect to the Company's ad-supported businesses, the Company has experienced a meaningful decrease in advertising rates across the Company's various properties (as much as 30% year over year).
In connection with the first quarter close of its books, the Company determined that the effects of COVID-19 were an indicator of possible impairment for certain of its assets. The Company determined, as of March 31, 2020, the fair value for those assets for which COVID-19 was deemed to be an indicator of possible impairment and identified the following impairments:

•	a $212.0 million impairment related to the goodwill of the Desktop reporting unit;

•	a $21.4 million impairment related to certain indefinite-lived intangible assets of the Desktop reporting unit;

•	a $51.5 million impairment of certain equity securities without readily determinable fair values; and

•	a $7.5 million impairment of a note receivable and a warrant related to certain investees.
The extent to which developments related to the COVID-19 outbreak and measures designed to curb its spread continue to impact the Company’s business, financial condition and results of operations will depend on future developments, all of which are highly uncertain and many of which are beyond the Company’s control, including the speed of contagion, the development and implementation of effective preventative measures and possible treatments, the scope of governmental and other restrictions on travel, non-essential services and other activity, and public reactions to these developments. For example, these developments and measures have resulted in rapid and adverse changes to the operating environment in which we do business, as well as significant uncertainty concerning the near and long term economic ramifications of the COVID-19 outbreak, which have adversely impacted our ability to forecast our results and respond in a timely and effective manner to trends related to the COVID-19 outbreak. The longer the global outbreak and measures designed to curb the spread of the virus continue to adversely affect levels of consumer confidence, discretionary spending and the willingness of consumers to interact with other consumers, vendors and service providers face-to-face (and in turn, adversely affect demand for the Company’s various products and services), the greater the adverse impact is likely to be on the Company’s business, financial condition and results of operations and the more limited will be the Company’s ability to try and make up for delayed or lost revenues.
Nature of Operations
The Company operates Vimeo, Dotdash and Care.com, among many other online businesses, and has majority ownership of ANGI Homeservices, which includes HomeAdvisor, Angie’s List and Handy.

IAC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

ANGI Homeservices
Our ANGI Homeservices segment includes the North American (United States and Canada) and European businesses and operations of ANGI Homeservices Inc. (‘‘ANGI’’). On September 29, 2017, the Company’s HomeAdvisor business and Angie’s List Inc. (‘‘Angie’s List’’) combined under a new publicly traded company called ANGI Homeservices Inc. (the ‘‘Combination’’). At March 31, 2020, the Company’s economic interest and voting interest in ANGI were 84.9% and 98.3%, respectively.
ANGI Homeservices Inc. connects quality home service professionals across 500 different categories, from repairing and remodeling to cleaning and landscaping, with consumers. Approximately 250,000 domestic service professionals find work through ANGI and consumers turn to at least one of our brands to find a professional for more than 25 million projects each year. ANGI has established category-transforming products with brands such as HomeAdvisor, Angie’s List, Handy and Fixd Repair.
On January 25, 2019, ANGI completed the acquisition of Fixd Repair, a home warranty and service company. ANGI also owns and operates Handy, a leading platform in the United States for connecting individuals looking for household services (primarily cleaning and handyman services) with top-quality, pre-screened independent service professionals, and mHelpDesk, a provider of cloud-based field service software for small to mid-size businesses. In addition to its market-leading U.S. operations, ANGI owns leading home services online marketplaces in France (Travaux), Germany (MyHammer), Netherlands (Werkspot), United Kingdom (MyBuilder Limited or ‘‘MyBuilder,’’ which we acquired a controlling interest in on March 24, 2017), Canada (HomeStars Inc. or ‘‘HomeStars,’’ which we acquired a controlling interest in on February 8, 2017) and Italy (Instapro), as well as operations in Austria (MyHammer).
Vimeo
Vimeo operates a global video platform for creative professionals, small and medium businesses (‘‘SMBs’’), organizations and enterprises to connect with their audiences, customers and employees. Vimeo provides cloud-based Software-as-a-Service (‘‘SaaS’’) offerings that allow customers to create, host, stream, monetize, analyze and distribute videos online and across devices. Vimeo also sold live streaming accessories through its hardware business, which was sold on March 29, 2019.
On May 28, 2019, Vimeo completed the acquisition of Magisto, a video creation service enabling consumers and businesses to create short-form videos.
Dotdash
Dotdash is a portfolio of digital publishing brands providing expert information and inspiration in select vertical content categories.
Applications
Our Applications segment consists of our Desktop business and Mosaic Group, our mobile business. Through these businesses, we are a leading provider of global, advertising-driven desktop and subscription-based mobile applications.
Through our Desktop business, we own and operate a portfolio of desktop browser applications that provide users with access to a wide variety of online content, tools and services. We provide users who download our desktop browser applications with new tab search services, as well as the option of default browser search services. We distribute our desktop browser applications to consumers free of charge on an opt-in basis directly through direct to consumer (primarily Chrome Web Store) and partnership distribution channels.
Through Mosaic Group, we are a leading provider of global subscription mobile applications through Apalon, iTranslate and TelTech. Apalon is a leading mobile development company with one of the largest and most popular application portfolios worldwide. iTranslate develops and distributes some of the world’s most downloaded mobile translation applications, enabling users to read, write, speak and learn foreign languages anywhere in the world. TelTech develops and distributes unique and innovative mobile communications applications that help protect consumer privacy.

IAC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Ask Media Group
Ask Media Group is a collection of websites providing general search services, and to a lesser extent, content that help users find the information they need.
Emerging & Other
Our Emerging & Other segment primarily includes:

•
Care.com, a leading global platform for finding and managing family care, designed to meet the evolving needs of today’s families and caregivers, and provider of household payroll and tax services and customized corporate benefits packages covering the care needs of working families, which was acquired on February 11, 2020;

•	Bluecrew, a technology driven staffing platform exclusively for flexible W-2 work;

•	NurseFly, a platform to efficiently connect temporary healthcare professionals with job opportunities, which we acquired a controlling interest in on June 26, 2019;

•	The Daily Beast, a website dedicated to news, commentary, culture and entertainment that publishes original reporting and opinion from its roster of full-time journalists and contributors;

•	College Humor Media, a provider of digital content, including its subscription only property, Dropout.tv, for periods prior to its sale on March 16, 2020; and

•
IAC Films, a provider of production and producer services for feature films, primarily for initial sale and distribution through theatrical releases and video-on-demand services in the United States and internationally.

Accounting Estimates
Management of the Company is required to make certain estimates, judgments and assumptions during the preparation of its combined financial statements in accordance with GAAP. These estimates, judgments and assumptions impact the reported amounts of assets, liabilities, revenue and expenses and the related disclosure of contingent assets and liabilities. Actual results could differ from these estimates.
On an ongoing basis, the Company evaluates its estimates and judgments, including those related to: the fair values of cash equivalents and marketable debt securities; the carrying value of accounts receivable, including the determination of the allowance for doubtful accounts; the determination of revenue reserves; the carrying value of right-of-use assets ("ROU assets"); the useful lives and recoverability of definite-lived intangible assets and property, capitalized software and equipment; the recoverability of goodwill and indefinite-lived intangible assets; the fair value of equity securities without readily determinable fair values; contingencies; the fair value of acquisition-related contingent consideration arrangements; unrecognized tax benefits; the valuation allowance for deferred income tax assets; and the fair value of and forfeiture rates for stock-based awards, among others. The Company bases its estimates and judgments on historical experience, its forecasts and budgets and other factors that the Company considers relevant.

IAC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Accounting for Investments in Equity Securities
Investments in equity securities, other than those of the Company's combined subsidiaries and those accounted for under the equity method, if applicable, are accounted for at fair value or under the measurement alternative of Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, with any changes to fair value recognized within other income (expense), net each reporting period. Under the measurement alternative, equity investments without readily determinable fair values are carried at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar securities of the same issuer; value is generally determined based on a market approach as of the transaction date. A security will be considered identical or similar if it has identical or similar rights to the equity securities held by the Company. The Company reviews its investments in equity securities without readily determinable fair values for impairment each reporting period when there are qualitative factors or events that indicate possible impairment. Factors the Company considers in making this determination include negative changes in industry and market conditions, financial performance, business prospects, and other relevant events and factors. When indicators of impairment exist, the Company prepares quantitative assessments of the fair value of its investments in equity securities, which require judgment and the use of estimates. When the Company's assessment indicates that the fair value of the investment is below its carrying value, the Company writes down the investment to its fair value and records the corresponding charge within other income (expense), net. See "Note 5 - Financial Instruments and Fair Value Measurements" for additional information on the impairments of certain equity securities without readily determinable fair values recorded in the quarter ended March 31, 2020.
In the event the Company has investments in the common stock or in-substance common stock of entities in which the Company has the ability to exercise significant influence over the operating and financial matters of the investee, but does not have a controlling financial interest, are accounted for using the equity method and are included in "Long-term investments" in the accompanying combined balance sheet. At March 31, 2020 and December 31, 2019, the Company did not have any investments accounted for using the equity method.
General Revenue Recognition
Revenue is recognized when control of the promised services or goods is transferred to the Company's customers and in the amount that reflects the consideration the Company expects to be entitled to in exchange for those services or goods.
The Company's disaggregated revenue disclosures are presented in "Note 8—Segment Information."
Prior to January 1, 2020, ANGI's Handy business recorded revenue on a net basis. Effective January 1, 2020, the Company modified the Handy terms and conditions so that Handy, rather than the service professional, has the contractual relationship with the consumer to deliver the service and Handy, rather than the consumer, has the contractual relationship with the service professional. Consumers request services and pay for such services directly through the Handy platform and then Handy fulfills the request with independently established home services providers engaged in a trade, occupation and/or business that customarily provides such services. This change in contractual terms requires gross revenue accounting treatment effective January 1, 2020. Also, in the case of certain tasks, HomeAdvisor provides a pre-priced product offering, pursuant to which consumers can request services through a HomeAdvisor platform and pay HomeAdvisor for the services directly. HomeAdvisor then fulfills the request with independently established home services providers engaged in a trade, occupation and/or business that customarily provides such services. Revenue from HomeAdvisor’s pre-priced product offering is also recorded on a gross basis effective January 1, 2020. In addition to changing the presentation of revenue to gross from net, the timing of revenue recognition will change for pre-priced jobs and will be later than the timing of existing consumer connection revenue for HomeAdvisor because the Company will not be able to record revenue, generally, until the service professional completes the job on the Company's behalf. The change to gross revenue reporting for Handy and HomeAdvisor’s pre-priced product offering, effective January 1, 2020, resulted in an increase in revenue of $15.2 million during the three months ended March 31, 2020.

IAC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Deferred Revenue
Deferred revenue consists of advance payments that are received or are contractually due in advance of the Company's performance. The Company’s deferred revenue is reported on a contract by contract basis at the end of each reporting period. The Company classifies deferred revenue as current when the term of the applicable subscription period or expected completion of the Company's performance obligation is one year or less. The current and non-current deferred revenue balances at December 31, 2019 are $178.6 million and $1.3 million, respectively. During the three months ended March 31, 2020, the Company recognized $90.9 million of revenue that was included in the deferred revenue balance as of December 31, 2019. During the three months ended March 31, 2019, the Company recognized $76.0 million of revenue that was included in the deferred revenue balance as of December 31, 2018. The current and non-current deferred revenue balances at March 31, 2020 are $215.7 million and $1.3 million, respectively. Non-current deferred revenue is included in “Other long-term liabilities” in the accompanying combined balance sheet.
Practical Expedients and Exemptions
As permitted under the practical expedient available under ASU No. 2014-09, Revenue from Contracts with Customers, the Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less, (ii) contracts with variable consideration that is allocated entirely to unsatisfied performance obligations or to a wholly unsatisfied promise accounted for under the series guidance, and (iii) contracts for which the Company recognizes revenue at the amount which the Company has the right to invoice for services performed.
For sales incentive programs where the customer relationship period is one year or less, the Company has elected the practical expedient to expense the costs as incurred. The amount of capitalized sales commissions where the customer relationship period is greater than one year is $47.5 million and $42.4 million at March 31, 2020 and December 31, 2019, respectively.
Allowance for Doubtful Accounts and Revenue Reserve
The following table presents the changes in the allowance for doubtful accounts for three months ended March 31, 2020:

Three Months Ended March 31, 2020
(In thousands)
Balance at January 1	$20,257
Current period provision of bad debt	19,193
Write-offs charged against the allowance	(16,528)
Recoveries collected	736
Balance at March 31	$23,658

The revenue reserve was $4.4 million and $3.9 million at March 31, 2020 and December 31, 2019, respectively. The total allowance for doubtful accounts and revenue reserve was $28.1 million and $24.1 million as of March 31, 2020 and December 31, 2019, respectively.
Certain Risks and Concentrations—Services Agreement with Google
IAC and Google are party to a services agreement (the "Services Agreement"). If the Separation is consummated, IAC shall assign the Services Agreement to the Company. A meaningful portion of the Company's revenue is attributable to the Services Agreement. In addition, the Company earns certain other advertising revenue from Google that is not attributable to the Services Agreement. For the three months ended March 31, 2020 and 2019, total revenue earned from Google was $138.9 million and $195.8 million, representing 20% and 31%, respectively, of the Company's combined revenue. Accounts receivable related to revenue earned from Google totaled $48.7 million and $53.0 million at March 31, 2020 and December 31, 2019, respectively.

IAC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Revenue attributable to the Services Agreement is earned by the Desktop business within the Applications segment and by the Ask Media Group segment. For the three months ended March 31, 2020 and 2019, revenue earned from the Services Agreement was $46.1 million and $88.1 million, respectively, within the Applications segment and $80.5 million and $94.8 million, respectively, within the Ask Media Group segment.
The current Services Agreement was scheduled to expire on March 31, 2020. On February 11, 2019, IAC and Google amended the Services Agreement, effective as of April 1, 2020. The amendment extends the expiration date of the agreement to March 31, 2023; provided that during September 2020 and during each September thereafter, either party may, after discussion with the other party, terminate the Services Agreement, effective on September 30 of the year following the year such notice is given. IAC believes that the amended agreement, taken as a whole, is comparable to the pre-amendment agreement with Google. The Services Agreement requires that the Company comply with certain guidelines promulgated by Google. Google may generally unilaterally update its policies and guidelines without advance notice. These updates may be specific to the Services Agreement or could be more general and thereby impact the Company as well as other companies. These policy and guideline updates could in turn require modifications to, or prohibit and/or render obsolete certain of the Company's products, services and/or business practices, which could be costly to address or otherwise have an adverse effect on the Company's combined financial condition and results of operations, particularly the Desktop business and Ask Media Group. From time to time, Google has made changes to the policies under the Services Agreement and has also made industry-wide changes that have negatively impacted the Desktop business and Google may do so in the future.
Adoption of New Accounting Pronouncements
Adoption of ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
The Company adopted ASU No. 2016-13 effective January 1, 2020. The standard significantly changes how entities measure credit losses for most financial assets, including accounts receivable. ASU No. 2016-13 replaces the “incurred loss” approach with an “expected loss” model, under which companies will recognize allowances based on expected rather than incurred losses. The Company adopted ASU No. 2016-13 using the modified retrospective approach and there was no cumulative effect arising from the adoption. The adoption of ASU No. 2016-13 did not have a material impact on the Company's combined financial statements.
Adoption of ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes
The Company adopted ASU No. 2019-12 effective January 1, 2020, which simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. Most amendments within ASU No. 2019-12 are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The Company adopted ASU No. 2019-12 on January 1, 2020 using the modified retrospective basis for those amendments that are not applied on a prospective basis. The adoption of ASU No. 2019-12 did not have a material impact on the Company's combined financial statements.
NOTE 2—INCOME TAXES
The Company is included within IAC’s tax group for purposes of federal and consolidated state income tax return filings. In all periods presented, current and deferred income tax benefit/provision have been computed for the entities comprising the Company on an as if standalone, separate return basis and payments to and refunds from IAC for the Company’s share of IAC’s consolidated federal and state tax return liabilities/receivables calculated on this basis have been reflected within cash flows from operating activities in the accompanying combined statements of cash flows.
At the end of each interim period, the Company estimates the annual expected effective income tax rate and applies that rate to its ordinary year-to-date earnings or loss. The income tax provision or benefit related to significant, unusual, or extraordinary items, if applicable, that will be separately reported or reported net of their related tax effects are individually computed and recognized in the interim period in which they occur. In addition, the effect of changes in enacted tax laws or rates, tax status, judgment on the realizability of a beginning-of-the-year deferred tax asset in future years or unrecognized tax benefits is recognized in the interim period in which the change occurs.

IAC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The computation of the annual expected effective income tax rate at each interim period requires certain estimates and assumptions including, but not limited to, the expected pre-tax income (or loss) for the year, projections of the proportion of income (and/or loss) earned and taxed in foreign jurisdictions, permanent and temporary differences, and the likelihood of the realization of deferred tax assets generated in the current year. The accounting estimates used to compute the provision or benefit for income taxes may change as new events occur, more experience is acquired, additional information is obtained or the Company's tax environment changes. To the extent that the expected annual effective income tax rate changes during a quarter, the effect of the change on prior quarters is included in income tax provision in the quarter in which the change occurs.
We have calculated the provision for income taxes during the March 31, 2020 period by applying an estimate of the annual effective tax rate for the full fiscal year to ordinary loss (pretax loss excluding unusual or infrequently occurring discrete items) for the reporting period. We have used a discrete effective tax rate method to calculate domestic taxes for the three months ended March 31, 2019. We determined that since small changes in estimated ordinary income would result in significant changes in the estimated annual effective tax rate, the historical method would not provide a reliable estimate for the three months ended March 31, 2019.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law. The CARES Act provides opportunities for additional liquidity, loan guarantees, and other government programs to support companies affected by the COVID-19 pandemic and their employees. Based on the Company's preliminary analysis of the CARES Act, New IAC expects to avail itself of the following:

•	a refund of federal income taxes due to a five-year carryback of net operating loss incurred in 2019;

•	accelerated depreciation deductions; and

•	a deferral of 2020 employer social security payroll taxes.
The Company continues to review and consider worldwide government programs related to the COVID-19 pandemic; however, the Company does not expect the impact of these programs to be material.
For the three months ended March 31, 2020, the Company recorded an income tax benefit of $41.4 million which represents an effective income tax rate of 11%. The effective income tax rate is lower than the statutory rate of 21% due primarily to the non-deductible portion of Desktop goodwill impairment charge and unbenefited losses related to other investments, partially offset by a revaluation of net operating loss deferred taxes due to the CARES Act. For the three months ended March 31, 2019, the Company recorded an income tax benefit of $29.2 million which represents an effective income tax rate of 68%. The effective income tax rate is higher than the statutory rate of 21% due primarily to excess tax benefits generated by the exercise and vesting of stock-based awards.
Upon the Separation, the Company will be allocated a portion of tax attributes related to the IAC consolidated federal and state tax filings pursuant to the Internal Revenue Code and applicable state law. This allocation will require that the Company’s net deferred tax liability (computed on an as if standalone, separate return basis) be adjusted as of the Separation date with a corresponding adjustment to additional paid-in capital. The final allocation of tax attributes and resulting adjustment to the Company’s deferred taxes will be impacted by multiple factors, including, but not limited to, the ultimate date of the Separation and the amount of taxable income or loss generated by the IAC consolidated tax group in the year of the Separation.
The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in the income tax provision. Accruals for interest and penalties are not material.

IAC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Company is routinely under audit by federal, state, local and foreign authorities in the area of income tax as a result of previously filed separate company and consolidated tax returns with IAC. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. The Internal Revenue Service ("IRS") has substantially completed its audit of IAC’s federal income tax returns for the years ended December 31, 2010 through 2016, which includes the operations of the Company, resulting in reductions to the research credits claimed. The IRS is expected to begin an audit of the year ended December 31, 2017 in the second quarter of 2020. The statute of limitations for the years 2010 through 2012 has been extended to November 30, 2020 and the statute of limitations for the years 2013 through 2016 has been extended to March 31, 2021. Returns filed in various other jurisdictions are open to examination for tax years beginning with 2009. Income taxes payable include unrecognized tax benefits considered sufficient to pay assessments that may result from examination of prior year tax returns. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may not accurately anticipate actual outcomes and, therefore, may require periodic adjustment. Although management currently believes changes in unrecognized tax benefits from period to period and differences between amounts paid, if any, upon resolution of issues raised in audits and amounts previously provided will not have a material impact on the liquidity, results of operations, or financial condition of the Company, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future.
At March 31, 2020 and December 31, 2019, unrecognized tax benefits, including interest and penalties, are $16.7 million and $20.3 million, respectively. Unrecognized tax benefits, including interest and penalties, at March 31, 2020 decreased by $3.6 million due primarily to the effective settlement of certain prior year tax positions with the IRS relating to research credits. If unrecognized tax benefits at March 31, 2020 are subsequently recognized, $15.3 million, net of related deferred tax assets and interest, would reduce income tax expense. The comparable amount as of December 31, 2019 was $18.9 million. The Company believes it is reasonably possible that its unrecognized tax benefits could decrease by $6.4 million by March 31, 2021, due primarily to expirations of statutes of limitations and other settlements, $6.2 million of which would reduce the income tax provision.
NOTE 3—BUSINESS COMBINATION
Care.com
On February 11, 2020, IAC acquired 100% of Care.com, a leading global platform for finding and managing family care, for a total purchase price of $627.5 million, which includes cash consideration of $587.0 million paid by the Company and the settlement of all outstanding vested employee equity awards for $40.5 million paid by Care.com prior to the completion of the acquisition. The Company's purchase accounting is not yet complete, including the determination of purchase price and the allocation of purchase price to the fair value of assets acquired and liabilities assumed. These preliminary values are subject to revision and are not expected to be finalized until the fourth quarter of 2020.
The financial results of Care.com are included in the Company's combined financial statements, within the Emerging & Other segment, beginning February 11, 2020. For the three months ended March 31, 2020, the Company included $18.5 million of revenue and $12.3 million of net loss in its combined statement of operations related to Care.com. The net loss of Care.com reflects a reduction in revenue of $8.7 million due to the write-off of deferred revenue related to the acquisition and $4.8 million in transaction-related costs, including severance.
The table below summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

IAC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Care.com
(In thousands)
Cash and cash equivalents	$57,873
Short-term investments	20,000
Accounts receivable	20,292
Other current assets	5,678
Property and equipment	2,894
Goodwill	416,869
Intangible assets	145,300
Other non-current assets	26,852
Total assets	695,758
Deferred revenue	(13,422)
Other current liabilities	(36,400)
Deferred income taxes	(33,960)
Other non-current liabilities	(25,001)
Net assets acquired	$586,975

IAC acquired Care.com because it is complementary to other marketplace businesses of New IAC. The purchase price was based on the expected financial performance of Care.com, not on the value of the net identifiable assets at the time of acquisition. This resulted in a significant portion of the purchase price being attributed to goodwill.
The preliminary estimated fair values of the identifiable intangible assets acquired at the date of acquisition are as follows:

	Care.com
	(In thousands)	Useful Life (Years)
Indefinite-lived trade name and trademarks	$59,400	Indefinite
Developed technology	49,700	5
Customer relationships	35,400	2 - 7
Provider relationships	800	4
Total identifiable intangible assets acquired	$145,300

Other current assets, other non-current assets, other current liabilities and other non-current liabilities of Care.com were reviewed and adjusted to their fair values at the date of acquisition, as necessary. The fair values of the trade name and developed technology were determined using an income approach that utilized the relief from royalty methodology. The fair values of customer relationships and provider relationships were determined using an income approach that utilized the excess earnings methodology. The valuations of the intangible assets incorporate significant unobservable inputs and require significant judgment and estimates, including the amount and timing of future cash flows and the determination of royalty and discount rates. The amount attributed to goodwill is not tax deductible.

IAC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Unaudited pro forma financial information
The unaudited pro forma financial information in the table below presents the combined results of the Company and Care.com as if this acquisition had occurred on January 1, 2019. The unaudited pro forma financial information includes adjustments required under the acquisition method of accounting and is presented for informational purposes only and is not necessarily indicative of the results that would have been achieved had the acquisition actually occurred on January 1, 2019. For the three months ended March 31, 2020, pro forma adjustments include a reduction in transaction related costs (including stock-based compensation expense related to the acceleration of vesting of outstanding employee equity awards) of $60.9 million because they are one-time in nature and will not have a continuing impact on operations and an increase in revenue of $8.7 million related to deferred revenue written off as a part of the acquisition. For the three months ended March 31, 2019, pro forma adjustments include an increase in amortization of intangibles of $4.0 million and a decrease of $7.7 million related to the deferred revenue written off as a part of the acquisition.

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Revenue	$718,763	$686,904
Net loss attributable to IAC/InterActiveCorp equity in IAC Holdings, Inc.	$(320,955)	$(24,705)

NOTE 4—GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets, net are as follows:

	March 31,	December 31,
	2020	2019
	(In thousands)
Goodwill	$1,816,723	$1,616,867
Intangible assets with indefinite lives	259,254	225,296
Intangible assets with definite lives, net of accumulated amortization	192,842	124,854
Total goodwill and intangible assets, net	$2,268,819	$1,967,017

The following table presents the balance of goodwill by reportable segment, including the changes in the carrying value of goodwill, for the three months ended March 31, 2020:

	Balance at December 31, 2019	Additions	(Deductions)	Impairment	Foreign Exchange Translation	Balance at March 31, 2020
	(In thousands)
ANGI Homeservices	$884,296	$—	$—	$—	$(4,868)	$879,428
Vimeo	219,374	—	(38)	—	—	219,336
Applications:
Desktop	265,146	—	—	(211,973)	—	53,173
Mosaic Group	239,602	—	—	—	(134)	239,468
Total Applications	504,748	—	—	(211,973)	(134)	292,641
Emerging & Other	8,449	416,869	—	—	—	425,318
Total	$1,616,867	$416,869	$(38)	$(211,973)	$(5,002)	$1,816,723

Additions are related to the acquisition of Care.com (included in Emerging & Other Segment).

IAC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

In connection with the first quarter close of its books, the Company determined that the effects of COVID-19 were an indicator of possible impairment for certain of its reporting units and indefinite-lived intangible assets. The Company determined the fair value of these reporting units and indefinite-lived intangible assets as of March 31, 2020 and identified the following impairments:

•	a $212.0 million impairment related to the goodwill of the Desktop reporting unit and
•a $21.4 million impairment related to certain indefinite-lived intangible assets of the Desktop reporting unit.
In addition, the updated valuation of the Mosaic Group reporting unit indicates that the fair value of this reporting unit approximates its carrying value. The goodwill of the Desktop and Mosaic Group reporting units is $53.2 million and $239.5 million, respectively, as of March 31, 2020. To the extent there is a decline in the fair value of these reporting units, a goodwill impairment would be recorded to the extent the carrying value exceeds the fair value.
The fair value of the Desktop and Mosaic Group reporting units was determined using both an income approach based on discounted cash flows ("DCF") and a market approach. Determining fair value using a DCF analysis requires the exercise of significant judgment with respect to several items, including the amount and timing of expected future cash flows and appropriate discount rates. The expected cash flows used in the DCF analyses were based on the most recent forecasts for Desktop and Mosaic Group for 2020 and each of the years in the forecast period, which were updated in light of COVID-19. For years beyond the forecast period, Desktop and Mosaic Group estimates were based, in part, on forecasted growth rates. The discount rates used in the DCF analyses were intended to reflect the risks inherent in the expected future cash flows of the Desktop and Mosaic Group reporting units. The discount rate used for determining the fair value of both the Desktop and Mosaic Group reporting units was 15.0%. Determining fair value using a market approach considers multiples of financial metrics based on both acquisitions and trading multiples of a selected peer group of companies. From the comparable companies, a representative market multiple is determined, which is applied to financial metrics to estimate the fair value of the Desktop and Mosaic Group reporting units. To determine a peer group of companies for Desktop and Mosaic Group, the Company considered companies relevant in terms of consumer use, monetization model, margin and growth characteristics, and brand strength operating in their respective sectors. The aggregate carrying value of goodwill for which the most recent estimate of the excess of fair value over carrying value is less than 20% is approximately $709.4 million.
The following table presents the balance of goodwill by reportable segment, including the changes in the carrying value of goodwill, for the year ended December 31, 2019:

	Balance at December 31, 2018	Additions	(Deductions)	Impairment	Foreign Exchange Translation	Balance at December 31, 2019
	(In thousands)
ANGI Homeservices	$895,071	$18,326	(29,293)	$—	$192	$884,296
Vimeo	77,152	142,222	—	—	—	219,374
Applications:
Desktop	265,146	—	—	—	—	265,146
Mosaic Group	239,746	—	—	—	(144)	239,602
Total Applications	504,892	—	—	—	(144)	504,748
Emerging & Other	7,002	4,765	—	(3,318)	—	8,449
Total	$1,484,117	$165,313	$(29,293)	$(3,318)	$48	$1,616,867

Additions primarily relate to the acquisitions of Magisto (included in the Vimeo segment) and Fixd Repair (included in the ANGI Homeservices segment). Deductions primarily relate to tax benefits of acquired attributes related to the acquisition of Handy (included in the ANGI Homeservices segment). During the fourth quarter of 2019, the Company recorded an impairment charge of $3.3 million related to the goodwill of the College Humor Media business (included in the Emerging & Other Segment).

IAC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The March 31, 2020 and December 31, 2019 goodwill balances reflect accumulated impairment losses of $741.1 million and $529.1 million, respectively, at Applications. The March 31, 2020 and December 31, 2019 goodwill balances also reflect accumulated impairment losses of $212.6 million, $198.3 million, $187.1 million and $14.9 million at the businesses previously included in the IAC Publishing segment (excluding Dotdash and Ask Media Group, included in the Emerging & Other segment), Dotdash, Ask Media Group and College Humor Media (included in the Emerging & Other segment), respectively.
As described above, since the effects of COVID-19 were an indicator of impairment, the Company updated its calculations of the fair value of its indefinite-lived intangible assets as of March 31, 2020. The Company recorded impairment charges of $21.4 million at Desktop, related to indefinite-lived trade names. The impairment of indefinite-lived intangible assets is included in “Amortization of intangibles” in the accompanying combined statement of operations. The Company determines the fair value of indefinite-lived intangible assets using an avoided royalty DCF valuation analysis. Significant judgments inherent in this analysis include the selection of appropriate royalty and discount rates and estimating the amount and timing of expected future cash flows. The discount rates used in the DCF analyses were intended to reflect the risks inherent in the expected future cash flows generated by the respective intangible assets. The royalty rates used in the DCF analyses were based upon an estimate of the royalty rates that a market participant would pay to license the Company's trade names and trademarks. The discount rate used to value the trade names that were impaired in the first quarter of 2020 was 15.0% and the royalty rate was 1.0%. The aggregate carrying value of indefinite-lived intangible assets for which the most recent estimate of the excess of fair value over carrying value is less than 20% is approximately $70.2 million.
At March 31, 2020 and December 31, 2019, intangible assets with definite lives are as follows:

	March 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-Average Useful Life (Years)
	(In thousands)
Technology	$193,005	$(81,350)	$111,655	4.7
Service professional relationships	99,850	(83,560)	16,290	3.0
Customer lists and user base	79,510	(26,548)	52,962	4.0
Trade names	17,279	(10,955)	6,324	2.8
Memberships	15,900	(13,264)	2,636	3.0
Other	11,099	(8,124)	2,975	3.4
Total	$416,643	$(223,801)	$192,842	4.0

	December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-Average Useful Life (Years)
	(In thousands)
Technology	$143,255	$(73,483)	$69,772	4.5
Service professional relationships	99,651	(76,445)	23,206	2.9
Customer lists and user base	44,286	(24,226)	20,060	3.3
Trade names	12,777	(8,082)	4,695	3.5
Memberships	15,900	(11,940)	3,960	3.0
Other	10,439	(7,278)	3,161	3.4
Total	$326,308	$(201,454)	$124,854	3.7

At March 31, 2020, amortization of intangible assets with definite lives is estimated to be as follows:

IAC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(In thousands)
Remainder of 2020	$59,436
2021	44,154
2022	39,141
2023	29,555
2024	15,391
Thereafter	5,165
Total	$192,842

NOTE 5—FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
Marketable Securities
At March 31, 2020, the fair value of marketable securities are as follows:

March 31, 2020
(In thousands)
Available-for-sale marketable debt securities	$49,912
Total marketable securities	$49,912

The Company did not hold any marketable securities at December 31, 2019.
At March 31, 2020, current available-for-sale marketable debt securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Treasury discount notes	$49,924	$—	$(12)	$49,912
Total available-for-sale marketable debt securities	$49,924	$—	$(12)	$49,912

The contractual maturities of debt securities classified as current available-for-sale at March 31, 2020 are within one year. There are no investments in available-for-sale marketable debt securities that have been in a continuous unrealized loss position for longer than twelve months as of March 31, 2020.
Equity Securities Without Readily Determinable Fair Values
At March 31, 2020 and December 31, 2019, the carrying values of the Company's investments in equity securities without readily determinable fair values totaled $296.5 million and $348.0 million, respectively, and are included in "Long-term investments" in the accompanying combined balance sheet. During the first quarter of 2020, the Company recorded unrealized impairments of $51.5 million related to certain equity securities without readily determinable fair values due to the impact of COVID-19. All gains and losses on equity securities without readily determinable fair values, realized and unrealized, are recognized in "Other expense, net" in the accompanying combined statement of operations.
The following table presents a summary of unrealized gains and losses recorded in "Other expense, net," as adjustments to the carrying value of equity securities without readily determinable fair values held as of March 31, 2020 and 2019.

IAC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Upward adjustments (gross unrealized gains)	$—	$—
Downward adjustments including impairment (gross unrealized losses)	(51,484)	(150)
Total	$(51,484)	$(150)

The cumulative upward and downward adjustments (including impairments) to the carrying value of equity securities without readily determinable fair values held at March 31, 2020 were $19.7 million and $52.0 million, respectively.
Realized and unrealized gains and losses for the Company's marketable equity securities and investments without readily determinable fair values for the three months ended March 31, 2020 and 2019 are as follows:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Realized gains (losses), net, for equity securities sold	$12	$(118)
Unrealized losses, net, on equity securities held	(51,484)	(122)
Total losses, net recognized in other expense, net	$(51,472)	$(240)

Fair Value Measurements
The Company categorizes its financial instruments measured at fair value into a fair value hierarchy that prioritizes the inputs used in pricing the asset or liability. The three levels of the fair value hierarchy are:

•	Level 1: Observable inputs obtained from independent sources, such as quoted market prices for identical assets and liabilities in active markets.

•
Level 2: Other inputs, which are observable directly or indirectly, such as quoted market prices for similar assets or liabilities in active markets, quoted market prices for identical or similar assets or liabilities in markets that are not active and inputs that are derived principally from or corroborated by observable market data. The fair values of the Company's Level 2 financial assets are primarily obtained from observable market prices for identical underlying securities that may not be actively traded. Certain of these securities may have different market prices from multiple market data sources, in which case an average market price is used.

•
Level 3: Unobservable inputs for which there is little or no market data and require the Company to develop its own assumptions, based on the best information available in the circumstances, about the assumptions market participants would use in pricing the assets or liabilities.

The following tables present the Company's financial instruments that are measured at fair value on a recurring basis:

IAC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	March 31, 2020
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$1,597,511	$—	$—	$1,597,511
Treasury discount notes	—	99,882	—	99,882
Time deposits	—	42,809	—	42,809
Short-term investments	—	20,000	—	20,000
Marketable securities:
Treasury discount notes	—	49,912	—	49,912
Other non-current assets:
Warrant	—	—	6,489	6,489
Total	$1,597,511	$212,603	$6,489	$1,816,603

Liabilities:
Contingent consideration arrangement	$—	$—	$(636)	$(636)

	December 31, 2019
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$699,589	$—	$—	$699,589
Time deposits	—	23,075	—	23,075
Other non-current assets:
Warrant	—	—	8,495	8,495
Total	$699,589	$23,075	$8,495	$731,159

Liabilities:
Contingent consideration arrangement	$—	$—	$(6,918)	$(6,918)

The following table presents the changes in the Company's financial instruments that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

IAC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended March 31,
	2020		2019
	Warrant	Contingent Consideration Arrangements	Contingent Consideration Arrangement
	(In thousands)
Balance at January 1	$8,495	$(6,918)	$(26,657)
Total net (losses) gains:
Included in earnings:
Fair value adjustments	(2,006)	6,282	(1,529)
Fair value at date of acquisition	—	(1,000)	—
Settlements	—	1,000	—
Balance at March 31	$6,489	$(636)	$(28,186)

Warrant
As part of the Company's investment in Turo, a peer-to-peer car sharing marketplace, the Company received a warrant that is net settleable at the Company's option and is recorded at fair value each reporting period with any change included in "Other expense, net" in the accompanying combined statement of operations. The warrant is measured using significant unobservable inputs and is classified in the fair value hierarchy table as Level 3. The warrant is included in "Other non-current assets" in the accompanying combined balance sheet.
Contingent Consideration Arrangements
At March 31, 2020, the Company has one outstanding contingent consideration arrangement related to a business acquisition. The arrangement has a remaining total maximum contingent payment of $30.0 million. At March 31, 2020, the gross fair value of this arrangement, before unamortized discount, is $1.3 million. In connection with the Care.com acquisition on February 11, 2020, the Company assumed a contingent consideration arrangement liability of $1.0 million, which was subsequently paid during the first quarter of 2020.
Generally, our contingent consideration arrangements are based upon financial performance and/or operating metric targets and the Company generally determines the fair value of the contingent consideration arrangements by using probability-weighted analyses to determine the amounts of the gross liability, and, if the arrangements are initially long-term in nature, applying a discount rate that appropriately captures the risks associated with the obligations to determine the net amount reflected in the combined financial statements. The fair values of the contingent consideration arrangement at March 31, 2020 and December 31, 2019 reflect a discount rate of 25%.
The fair value of contingent consideration arrangements is sensitive to changes in the expected achievement of the applicable targets and changes in discount rates. The Company remeasures the fair value of the contingent consideration arrangements each reporting period, including the accretion of the discount, if applicable, and changes are recognized in "General and administrative expense" in the accompanying combined statement of operations. The contingent consideration arrangement liability at March 31, 2020 and December 31, 2019 includes a non-current portion of $0.6 million and $6.9 million, respectively. The non-current portion of the contingent consideration liability is included in “Other long-term liabilities” in the accompanying combined balance sheet.
Assets measured at fair value on a nonrecurring basis
The Company's non-financial assets, such as goodwill, intangible assets, ROU assets and property, capitalized software and equipment, are adjusted to fair value only when an impairment is recognized. The Company's financial assets, comprising equity securities without readily determinable fair values, are adjusted to fair value when observable price changes are identified or an impairment is recognized. Such fair value measurements are based predominantly on Level 3 inputs. See "Note 4—Goodwill and Intangible Assets" for a detailed description of the Desktop goodwill and indefinite-lived intangible asset impairments recorded in the quarter ended March 31, 2020.

IAC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Financial instruments measured at fair value only for disclosure purposes
The following table presents the carrying value and the fair value of financial instruments measured at fair value only for disclosure purposes:

	March 31, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Notes receivable—related party, current	$27,172	$27,172	$55,251	$55,251
Current portion of long-term debt	$(13,750)	$(13,750)	$(13,750)	$(13,681)
Long-term debt, net(a)	$(228,643)	$(230,313)	$(231,946)	$(232,581)

_____________________

(a)	At March 31, 2020 and December 31, 2019, the carrying value of long-term debt, net includes unamortized debt issuance costs of $1.7 million and $1.8 million, respectively.
At March 31, 2020 and December 31, 2019, the fair value of long-term debt, including the current portion, is estimated using observable market prices or indices for similar liabilities, which are Level 2 inputs.
NOTE 6—LONG-TERM DEBT
Long-term debt consists of:

	March 31, 2020	December 31, 2019
	(In thousands)

ANGI Term Loan due November 5, 2023	$244,063	$247,500
Less: current portion of ANGI Term Loan	13,750	13,750
Less: unamortized debt issuance costs	1,670	1,804
Total long-term debt, net	$228,643	$231,946

ANGI Term Loan and ANGI Credit Facility
The outstanding balance of the loan ("ANGI Term Loan") was $244.1 million and $247.5 million at March 31, 2020 and December 31, 2019, respectively. There are quarterly principal payments of $3.4 million through December 31, 2021, $6.9 million for the one-year period ending December 31, 2022 and $10.3 million through maturity of the loan when the final amount of $161.6 million is due. Additionally, interest payments are due at least quarterly through the term of the loan. At both March 31, 2020 and December 31, 2019, the ANGI Term Loan bore interest at LIBOR plus 1.50%, or 2.28% and 3.25%, respectively. The spread over LIBOR is subject to change in future periods based on ANGI's consolidated net leverage ratio.
The terms of the ANGI Term Loan require ANGI to maintain a consolidated net leverage ratio of not more than 4.5 to 1.0 and a minimum interest coverage ratio of not less than 2.0 to 1.0 (in each case as defined in the credit agreement). The ANGI Term Loan also contains covenants that would limit ANGI's ability to pay dividends, make distributions or repurchase its stock in the event a default has occurred or ANGI's consolidated net leverage ratio exceeds 4.25 to 1.0. At March 31, 2020, there were no limitations pursuant thereto. There are additional covenants under the ANGI Term Loan that limit the ability of ANGI and its subsidiaries to, among other things, incur indebtedness, pay dividends or make distributions.

IAC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The $250 million revolving credit facility (the "ANGI Credit Facility") expires on November 5, 2023. At March 31, 2020 and December 31, 2019, there were no outstanding borrowings under the ANGI Credit Facility. The annual commitment fee on undrawn funds is based on the consolidated net leverage ratio most recently reported and was 25 basis points at both March 31, 2020 and December 31, 2019. Borrowings under the ANGI Credit Facility bear interest, at ANGI's option, at either a base rate or LIBOR, in each case plus an applicable margin, which is based on ANGI's consolidated net leverage ratio. The financial and other covenants are the same as those for the ANGI Term Loan.
The ANGI Term Loan and ANGI Credit Facility are guaranteed by ANGI's wholly-owned material domestic subsidiaries and are secured by substantially all assets of ANGI and the guarantors, subject to certain exceptions.
IAC Group Credit Facility
IAC Group, LLC ("IAC Group") is the borrower under the IAC Credit Facility. IAC Group is included within these combined financial statements and will become a subsidiary of New IAC upon consummation of the Separation.
At March 31, 2020, IAC Group has a $250 million revolving credit facility (the "IAC Group Credit Facility"), that expires on November 5, 2023. At March 31, 2020 and December 31, 2019, there were no outstanding borrowings under the IAC Group Credit Facility. The annual commitment fee on undrawn funds is based on the consolidated net leverage ratio (as defined in the agreement) most recently reported and was 20 basis points at both March 31, 2020 and December 31, 2019. Borrowings under the IAC Group Credit Facility bear interest, at IAC Group's option, at a base rate or LIBOR, in each case, plus an applicable margin, which is based on IAC Group's consolidated net leverage ratio. The terms of the IAC Group Credit Facility require that IAC Group maintains a consolidated net leverage ratio of not more than 3.25 to 1.0 before the date on which IAC Group no longer holds majority of the outstanding voting stock of ANGI (the "Trigger Date") and no greater than 2.75 to 1.0 on or after the Trigger Date. The terms of the IAC Group Credit Facility also restrict IAC Group's ability to incur additional indebtedness. Borrowings under the IAC Group Credit Facility are unconditionally guaranteed by certain of our wholly-owned domestic subsidiaries and are also secured by the stock of certain of our domestic and foreign subsidiaries, including the shares of Match Group and ANGI owned by IAC Group. Following the Separation, Match Group shares will no longer be pledged as collateral to secure the IAC Group Credit Facility.
Long-term Debt Maturities
Long-term debt maturities as of March 31, 2020 are summarized in the table below:

(In thousands)
Remainder of 2020	$10,313
2021	13,750
2022	27,500
2023	192,500
Total	244,063
Less: current portion of long-term debt	13,750
Less: unamortized debt issuance costs	1,670
Total long-term debt, net	$228,643

IAC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 7—ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables present the components of accumulated other comprehensive (loss) income and items reclassified out of accumulated other comprehensive loss into earnings:

	Three Months Ended March 31, 2020
	Foreign Currency Translation Adjustment	Unrealized Losses On Available-For-Sale Debt Securities	Accumulated Other Comprehensive Loss
	(In thousands)
Balance as of January 1	$(12,226)	$—	$(12,226)
Other comprehensive loss	(5,651)	(12)	(5,663)
Allocation of accumulated other comprehensive loss related to noncontrolling interests	(37)	—	(37)
Balance as of March 31	$(17,914)	$(12)	$(17,926)

	Three Months Ended March 31, 2019
	Foreign Currency Translation Adjustment	Unrealized Gains On Available-For-Sale Debt Securities	Accumulated Other Comprehensive (Loss) Income
	(In thousands)
Balance as of January 1	$(12,543)	$2	$(12,541)
Other comprehensive income (loss)	1,625	(4)	1,621
Allocation of accumulated other comprehensive income related to noncontrolling interests	7	—	7
Balance as of March 31	$(10,911)	$(2)	$(10,913)
At both March 31, 2020 and 2019, there was no tax benefit or provision on the accumulated other comprehensive loss.
NOTE 8—SEGMENT INFORMATION
The overall concept that the Company employs in determining its operating segments is to present the financial information in a manner consistent with: how the chief operating decision maker views the businesses; how the businesses are organized as to segment management; and the focus of the businesses with regards to the types of services or products offered or the target market. Operating segments are combined for reporting purposes if they meet certain aggregation criteria, which principally relate to the similarity of their economic characteristics or, in the case of the Emerging & Other reportable segment, do not meet the quantitative thresholds that require presentation as separate reportable segments.
The following table presents revenue by reportable segment:

IAC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Revenue:
ANGI Homeservices	$343,650	$303,443
Vimeo	56,968	43,581
Dotdash	44,120	33,961
Applications	104,148	143,549
Ask Media Group	100,948	100,057
Emerging & Other	34,357	16,691
Inter-segment eliminations	(67)	(62)
Total	$684,124	$641,220

The following table presents the revenue of the Company's segments disaggregated by type of service:

	Three Months Ended March 31,
	2020	2019
	(In thousands)

ANGI Homeservices
Marketplace:
Consumer connection revenue	$239,830	$201,582
Service professional membership subscription revenue	14,115	16,517
Other revenue	4,831	2,401
Total Marketplace revenue	258,776	220,500
Advertising and other revenue	65,356	61,494
Total North America revenue	324,132	281,994
Consumer connection revenue	15,689	17,123
Service professional membership subscription revenue	3,299	3,742
Advertising and other revenue	530	584
Total Europe revenue	19,518	21,449
Total ANGI Homeservices revenue	$343,650	$303,443

Vimeo
Platform revenue	$56,968	$41,302
Hardware revenue	—	2,279
Total Vimeo revenue	$56,968	$43,581

Dotdash
Display advertising revenue	$29,889	$26,008
Performance marketing revenue	14,231	7,953
Total Dotdash revenue	$44,120	$33,961

Applications
Desktop:
Advertising revenue:
Google advertising revenue	$46,091	$88,050
Non-Google advertising revenue	3,223	3,348

IAC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Total advertising revenue	49,314	91,398
Subscription and other revenue	4,157	4,588
Total Desktop revenue	53,471	95,986
Mosaic Group:
Subscription and other revenue	49,071	45,148
Advertising revenue	1,606	2,415
Total Mosaic Group revenue	50,677	47,563
Total Applications revenue	$104,148	$143,549

Ask Media Group
Advertising revenue
Google advertising revenue:	$80,707	$95,329
Non-Google advertising revenue	20,153	4,678
Total advertising revenue	100,860	100,007
Other revenue	88	50
Total Ask Media Group revenue	$100,948	$100,057

Emerging & Other
Subscription revenue	$19,496	$569
Marketplace revenue	9,471	8,780
Advertising revenue:
Non-Google advertising revenue	2,108	2,497
Google advertising revenue	1,261	944
Total advertising revenue	3,369	3,441
Media production and distribution revenue	1,386	3,489
Other revenue	635	412
Total Emerging & Other revenue	$34,357	$16,691

Revenue by geography is based on where the customer is located. Geographic information about revenue and long-lived assets is presented below:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Revenue:
United States	$537,343	$485,682
All other countries	146,781	155,538
Total	$684,124	$641,220

IAC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	March 31, 2020	December 31, 2019
	(In thousands)
Long-lived assets (excluding goodwill, intangible assets and ROU assets):
United States	$262,784	$297,433
All other countries	8,693	7,981
Total	$271,477	$305,414

The following tables present operating (loss) income and Adjusted EBTIDA by reportable segment:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Operating (loss) income:
ANGI Homeservices	$(16,296)	$(3,641)
Vimeo	(14,589)	(17,784)
Dotdash	2,411	3,047
Applications	(218,588)	25,356
Ask Media Group	6,729	10,830
Emerging & Other	(26,574)	(13,350)
Corporate	(45,431)	(38,641)
Total	$(312,338)	$(34,183)

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Adjusted EBITDA (a):
ANGI Homeservices	$34,397	$37,179
Vimeo	$(11,408)	$(16,200)
Dotdash	$7,011	$7,150
Applications	$10,151	$29,688
Ask Media Group	$6,831	$10,975
Emerging & Other	$(23,811)	$(13,070)
Corporate	$(31,386)	$(20,220)

_____________________

(a)
The Company's primary financial measure is Adjusted EBITDA, which is defined as operating income excluding: (1) stock-based compensation expense; (2) depreciation; and (3) acquisition-related items consisting of (i) amortization of intangible assets and impairments of goodwill and intangible assets, if applicable, and (ii) gains and losses recognized on changes in the fair value of contingent consideration arrangements. The Company believes this measure is useful for analysts and investors as this measure allows a more meaningful comparison between the Company's performance and that of its competitors. The above items are excluded from the Company's Adjusted EBITDA measure because these items are non-cash in nature. Adjusted EBITDA has certain limitations because it excludes the impact of these expenses.

IAC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following tables reconcile operating (loss) income for the Company's reportable segments and net loss attributable to IAC/InterActiveCorp equity in IAC Holdings, Inc. to Adjusted EBITDA:

	Three Months Ended March 31, 2020
	Operating (Loss) Income	Stock-Based Compensation Expense	Depreciation	Amortization of Intangibles	Acquisition-related Contingent Consideration Fair Value Adjustments	Goodwill Impairment	Adjusted EBITDA
	(In thousands)
ANGI Homeservices	$(16,296)	$25,575	$12,138	$12,980	$—	$—	$34,397
Vimeo	(14,589)	$—	$58	$3,123	$—	$—	$(11,408)
Dotdash	2,411	$—	$210	$4,390	$—	$—	$7,011
Applications	(218,588)	$—	$237	$22,811	$(6,282)	$211,973	$10,151
Ask Media Group	6,729	$—	$102	$—	$—	$—	$6,831
Emerging & Other	(26,574)	$25	$283	$2,455	$—	$—	$(23,811)
Corporate	(45,431)	$11,581	$2,464	$—	$—	$—	$(31,386)
Total	(312,338)
Interest expense	(2,217)
Other expense, net	(57,448)
Loss before income taxes	(372,003)
Income tax benefit	41,432
Net loss	(330,571)
Net loss attributable to noncontrolling interests	2,372
Net loss attributable to IAC/InterActiveCorp equity in IAC Holdings, Inc.	$(328,199)

IAC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended March 31, 2019
	Operating (Loss) Income	Stock-Based Compensation Expense	Depreciation	Amortization of Intangibles	Acquisition-related Contingent Consideration Fair Value Adjustments	Adjusted EBITDA
	(In thousands)
ANGI Homeservices	$(3,641)	$19,282	$6,999	$14,539	$—	$37,179
Vimeo	(17,784)	$—	$193	$1,391	$—	$(16,200)
Dotdash	3,047	$—	$226	$3,877	$—	$7,150
Applications	25,356	$—	$419	$2,384	$1,529	$29,688
Ask Media Group	10,830	$—	$145	$—	$—	$10,975
Emerging & Other	(13,350)	$—	$130	$150	$—	$(13,070)
Corporate	(38,641)	$15,393	$3,028	$—	$—	$(20,220)
Total	(34,183)
Interest expense	(3,267)
Other expense, net	(5,417)
Loss before income taxes	(42,867)
Income tax benefit	29,194
Net loss	(13,673)
Net earnings attributable to noncontrolling interests	(574)
Net loss attributable to IAC/InterActiveCorp equity in IAC Holdings, Inc.	$(14,247)

NOTE 9—COMBINED FINANCIAL STATEMENT DETAILS
Cash and Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the combined balance sheet to the total amounts shown in the combined statement of cash flows:

	March 31, 2020	December 31, 2019	March 31, 2019	December 31, 2018
	(In thousands)
Cash and cash equivalents	$2,029,071	$839,796	$829,608	$884,975
Restricted cash included in other current assets	743	527	1,443	1,441
Restricted cash included in other non-current assets	398	409	417	420
Total cash and cash equivalents and restricted cash as shown on the combined statement of cash flows	$2,030,212	$840,732	$831,468	$886,836

Restricted cash at March 31, 2020 and December 31, 2019 primarily consists of a deposit related to corporate credit cards.

IAC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Restricted cash at March 31, 2019 and December 31, 2018 primarily consists of a cash collateralized letter of credit and a deposit related to corporate credit cards.
Accumulated Amortization and Depreciation
The following table provides the accumulated amortization and depreciation within the combined balance sheet:

Asset Category	March 31, 2020	December 31, 2019
	(In thousands)
Right-of-use assets included in other non-current assets	$43,925	$35,775
Property, capitalized software and equipment	$189,401	$201,798
Intangible assets	$223,801	$201,454

Other expense, net

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Other expense, net	$57,448	$5,417

Other expense, net in 2020 includes: $51.5 million in impairments (downward adjustments) related to investments in equity securities without readily determinable fair values and $7.5 million in impairments of a note receivable and a warrant related to certain investees due to the impact of COVID-19; and $4.4 million of interest income.
Other expense, net in 2019 includes: $8.1 million in a realized loss related to the sale of a business; and $4.3 million of interest income.

IAC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 10—CONTINGENCIES
In the ordinary course of business, the Company is a party to various lawsuits. The Company establishes reserves for specific legal matters when it determines that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable. Management has also identified certain other legal matters where the Company believes an unfavorable outcome is not probable and, therefore, no reserve is established. Although management currently believes that resolving claims against the Company, including claims where an unfavorable outcome is reasonably possible, will not have a material impact on the liquidity, results of operations, or financial condition of the Company, these matters are subject to inherent uncertainties and management's view of these matters may change in the future. The Company also evaluates other contingent matters, including income and non-income tax contingencies, to assess the likelihood of an unfavorable outcome and estimated extent of potential loss. It is possible that an unfavorable outcome of one or more of these lawsuits or other contingencies could have a material impact on the liquidity, results of operations, or financial condition of the Company. See "Note 2—Income Taxes" for additional information related to income tax contingencies.
Tinder Optionholder Litigation against IAC and Match Group
On August 14, 2018, ten then-current and former employees of Match Group, LLC or Tinder, Inc. ("Tinder"), an operating business of Match Group, filed a lawsuit in New York state court against IAC and Match Group. See Sean Rad et al. v. IAC/InterActiveCorp and Match Group, Inc., No. 654038/2018 (Supreme Court, New York County). The complaint alleges that in 2017, the defendants: (i) wrongfully interfered with a contractually established process for the independent valuation of Tinder by certain investment banks, resulting in a substantial undervaluation of Tinder and a consequent underpayment to the plaintiffs upon exercise of their Tinder stock options, and (ii) then wrongfully merged Tinder into Match Group, thereby depriving certain of the plaintiffs of their contractual right to later valuations of Tinder on a stand-alone basis. The complaint asserts claims for breach of contract, breach of the implied covenant of good faith and fair dealing, unjust enrichment, interference with contractual relations (as against Match Group only), and interference with prospective economic advantage, and seeks compensatory damages in the amount of at least $2 billion, as well as punitive damages. On August 31, 2018, four plaintiffs who were still employed by Match Group filed a notice of discontinuance of their claims without prejudice, leaving the six former employees as the remaining plaintiffs.
On October 9, 2018, the defendants filed a motion to dismiss the complaint on various grounds, including that the 2017 valuation of Tinder by the investment banks was an expert determination any challenge to which is both time-barred under applicable law and available only on narrow substantive grounds that the plaintiffs have not pleaded in their complaint; the plaintiffs opposed the motion. On June 13, 2019, the court issued a decision and order (i) granting the motion to dismiss the claims for breach of the implied covenant of good faith and fair dealing and for unjust enrichment, (ii) granting the motion to dismiss the merger-related claim for breach of contract as to two of the remaining six plaintiffs, and (iii) otherwise denying the motion to dismiss. On June 21, 2019, the defendants filed a notice of appeal from the trial court’s partial denial of their motion to dismiss, and the parties thereafter briefed the appeal. On October 29, 2019, the Appellate Division, First Department, issued an order affirming the lower court’s decision. On November 22, 2019, the defendants filed a motion for reargument or, in the alternative, leave to appeal the Appellate Division's order to the New York Court of Appeals; the plaintiffs opposed the motion. On May 21, 2020, the Appellate Division issued an order (i) granting the defendants’ motion for reargument, vacating its prior decision, and replacing it with a new decision that affirmed the lower court’s decision on different grounds, and (ii) denying the defendants’ motion for leave to appeal the initial (and now vacated) decision to the Court of Appeals, without prejudice to the defendants’ filing a motion for leave to appeal the new decision to the Court of Appeals.
On June 3, 2019, the defendants filed a second motion to dismiss based upon certain provisions of the plaintiffs' agreement with a litigation funding firm; the plaintiffs opposed the motion, which remains pending. Document discovery in the case is substantially complete; deposition discovery has begun but is currently in hiatus in light of the COVID-19 pandemic. On January 30, 2020, the parties participated in a mediation that did not result in resolution of the matter. IAC and Match Group believe that the allegations against them in this lawsuit are without merit and will continue to defend vigorously against it.
Pursuant to the Transaction Agreement, Match Group has agreed to indemnify the Company for matters relating to any business of Match Group, including indemnifying the Company for costs related to the matter described above.

IAC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 11—RELATED PARTY TRANSACTIONS
Relationship with IAC prior to the Separation
New IAC’s combined statement of operations includes allocations of costs, including stock-based compensation expense, related to IAC’s accounting, treasury, legal, tax, corporate support and internal audit functions. To the extent applicable, IAC has historically allocated costs related to its accounting, treasury, legal, tax, corporate support and internal audit functions that are incurred at the IAC/InterActiveCorp legal entity level to its publicly traded subsidiaries, Match Group and ANGI Homeservices, based upon time spent or other cost drivers, such as revenue, number of legal entities or transaction volume, in their standalone financial statements. For periods subsequent to the Match Group IPO in November 2015 and the Combination in September 2017, IAC billed Match Group and ANGI Homeservices for any services provided under the applicable services agreements. The remaining unallocated expenses of IAC/InterActiveCorp related to its accounting, treasury, legal, tax, corporate support and internal audit functions were allocated to New IAC based upon time spent or other cost drivers, such as revenue, number of legal entities or transaction volume. Allocated costs, inclusive of stock-based compensation expense, were $24.0 million, and $35.5 million, for the three months ended March 31, 2020 and 2019, respectively. It is not practicable to determine the actual expenses that would have been incurred for these services had New IAC operated as a standalone entity during the periods presented. Management considers the allocation method to be reasonable.
The portion of interest income reflected in the combined statement of operations that is related party in nature, was less than $0.1 million for the three months ended March 31, 2020 and is included in ‘‘Interest income, net’’ in the table below.
The following table summarizes the components of the net (increase) decrease in IAC’s investment in IAC Holdings, Inc. for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Cash transfers (from) to IAC related to its centrally managed U.S. treasury management function, acquisitions and cash expenses paid by IAC on behalf of IAC Holdings, Inc., net	$(1,786,559)	$48,709
Transfer of buildings to Match Group	34,973	—
Taxes	25,048	(7,367)
Allocation of costs from IAC	(12,652)	(20,129)
Interest income, net	72	—
Net (increase) decrease in IAC's investment in IAC Holdings, Inc.	$(1,739,118)	$21,213

Notes Receivable—Related Party
During 2019, New IAC, through two domestic subsidiaries, entered into loan agreements with IAC for cash transfers to IAC under its centrally managed U.S. treasury function. During the first quarter of 2020, the outstanding balance, which was $55.3 million at December 31, 2019, was repaid.
On February 11, 2020, New IAC, through a domestic subsidiary, entered into a loan agreement with IAC for cash transfers to IAC under its centrally managed U.S. treasury function. The outstanding receivable at March 31, 2020 is $27.2 million and bears interest at a rate per annum equal to the Monthly Short-Term Applicable Federal Rate and is due on demand. The interest rate at March 31, 2020 was 1.49%.
Long-term Debt—Related Party
On December 14, 2018, New IAC, through a domestic subsidiary, entered into a loan agreement with IAC for an amount not to exceed $15.0 million for general working capital purposes in the ordinary course of business. During the first quarter of 2019, the outstanding balance, which was $2.5 million at December 31, 2018, was repaid.

IAC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Guarantee of IAC Senior Notes
On December 21, 2012, IAC issued $500.0 million aggregate principal amount of 4.75% Senior Notes due December 15, 2022 (‘‘4.75% Senior Notes’’). On August 23, 2019, IAC redeemed the 4.75% Senior Notes and repaid the outstanding balance of $34.5 million. The 4.75% Senior Notes were unconditionally guaranteed by certain of New IAC’s domestic subsidiaries. New IAC did not pay any amount (or record any liability) as a result of our guarantee of IAC’s Senior Notes.
Relationship with IAC/New Match following the Separation
If the Separation is consummated, New IAC shall enter into certain agreements with IAC/New Match to govern the relationship between New IAC and IAC following the Separation. These agreements will include: a tax sharing agreement; a services agreement; and an employee matters agreement.
New IAC and ANGI
IAC and ANGI, in connection with the Combination, entered into a contribution agreement; an investor rights agreement; a services agreement; a tax sharing agreement; and an employee matters agreement. If the Separation is consummated, IAC shall assign these agreements to New IAC.
For the three months ended March 31, 2020 and 2019, 0.2 million and 0.3 million shares, respectively, of ANGI Class B common stock were issued to IAC pursuant to the employee matters agreement as reimbursement for shares of IAC common stock issued in connection with the exercise and vesting of IAC equity awards held by ANGI employees.
For the three months ended March 31, 2020 and 2019, ANGI was charged $1.2 million and $1.4 million, respectively, by IAC for services rendered pursuant to the services agreement. There were no outstanding receivables or payables pursuant to the services agreement as of March 31, 2020 or December 31, 2019.
New IAC and Match Group
For the three months ended March 31, 2020 and 2019, Match Group incurred rent expense of $0.8 million and $1.4 million, respectively, for the leasing of office space for certain of its businesses at properties owned by New IAC. The respective amounts were paid in full by Match Group at March 31, 2020 and December 31, 2019, respectively.
On January 31, 2020, IAC contributed two office buildings in Los Angeles to Match Group, which are primarily occupied and were previously leased from New IAC by Tinder. In connection with the contribution, New IAC entered into a lease with Match Group for office space which New IAC currently occupies in one of the buildings and for the three months ended March 31, 2020, New IAC paid Match Group less than $0.1 million under the lease. Match Group issued 1.4 million shares of Match Group common stock for the buildings.
New IAC and Expedia
Each of New IAC and Expedia has a 50% ownership interest in two aircraft that may be used by both companies. New IAC and Expedia purchased an aircraft during the second quarter of 2017 to replace a previously owned aircraft, which was subsequently sold on February 13, 2018. New IAC paid $17.4 million (50% of the total purchase price and refurbish costs) for its interest in the new aircraft. In addition, in 2019, New IAC and Expedia entered into an agreement to jointly acquire a new corporate aircraft for a total expected cost of $72.3 million (including purchase price and related costs), with each company to bear 50% of such expected cost. New IAC paid approximately $23 million in 2019 in connection with our joint entry into the purchase agreement, and the respective share of the balance is due upon delivery of the new aircraft, which is expected to occur in the second quarter of 2021. Members of the aircraft flight crews are employed by an entity in which each of New IAC and Expedia has a 50% ownership interest. New IAC and Expedia have agreed to share costs relating to flight crew compensation and benefits pro-rata according to each company’s respective usage of the aircraft, for which they are separately billed by the entity described above. IAC and Expedia are related parties since they are under common control, given that Mr. Diller serves as Chairman and Senior Executive of both IAC and Expedia and subsequent to the Separation will serve as Chairman and Senior Executive of New IAC. For the three months ended March 31, 2020 and 2019, total payments made to this entity by New IAC were not material.

IAC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 12—IAC HOLDINGS, INC. LEGAL ENTITY FINANCIAL STATEMENTS
In connection with the Separation, IAC Holdings, Inc. was incorporated as a Delaware corporation in November 2019 and as of December 31, 2019 did not hold any material assets or liabilities. In contemplation of the Separation: (1) effective January 1, 2020, all employees of the IAC/InterActiveCorp legal entity became employees of the IAC Holdings, Inc. legal entity and (2) during the first quarter of 2020, IAC contributed $1.1 billion in cash to IAC Holdings, Inc. in connection with the transfer of the centrally-managed U.S. treasury function from January 1, 2020 to IAC Holdings, Inc. The assets and liabilities of IAC Holdings. Inc. as of March 31, 2020 and the results of operations for the three months then ended are included within the New IAC combined financial statements.
The following tables present IAC Holdings, Inc. legal entity financial statements at March 31, 2020 and for the three months ended March 31, 2020:
IAC HOLDINGS, INC. BALANCE SHEET (UNAUDITED)

March 31, 2020
(In thousands, except par value and share data)
ASSETS
Cash and cash equivalents	$1,171,264
Marketable securities	49,912
Prepaid expenses	23
Other current assets	100
Total current assets	1,221,299

Other non-current assets	111
TOTAL ASSETS	$1,221,410

LIABILITIES AND SHAREHOLDER EQUITY
LIABILITIES:
Accrued expenses	$16,604
Total current liabilities	16,604

Other long-term liabilities	111

SHAREHOLDER EQUITY:
Common stock, par value $0.01; authorized, issued and outstanding 1,000 shares	—
Additional paid-in capital	1,222,344
Accumulated deficit	(17,637)
Accumulated other comprehensive loss	(12)
Total shareholder equity	1,204,695
TOTAL LIABILITIES AND SHAREHOLDER EQUITY	$1,221,410

IAC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

IAC HOLDINGS, INC. STATEMENT OF OPERATIONS (UNAUDITED)

Three Months Ending March 31,
2020
(in thousands)
Revenue	$—
Operating costs and expenses:
General and administrative expense	19,224
Total operating costs and expenses	19,224
Operating loss	(19,224)
Other income	1,587
Loss before income taxes	(17,637)
Income tax benefit	—
Net loss	$(17,637)

IAC HOLDINGS, INC. STATEMENT OF COMPREHENSIVE LOSS (UNAUDITED)

Three Months Ended March 31,
2020
(In thousands)
Net loss	$(17,637)
Other comprehensive loss:
Change in unrealized losses on available-for-sale marketable debt securities	(12)
Total other comprehensive loss	(12)
Comprehensive loss	$(17,649)

IAC HOLDINGS, INC. STATEMENT OF SHAREHOLDER EQUITY (UNAUDITED)

	Three Months Ending March 31, 2020
	Common Stock, $.01 Par Value		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholder Equity

	$	Shares
	(in thousands, except par value and share data)
Balance as of December 31, 2019	$—	1,000	$—	$—	$—	$—
Net loss	—	—	—	(17,637)	—	(17,637)
Other comprehensive loss	—	—	—	—	(12)	(12)
Stock-based compensation expense	—	—	5,949	—	—	5,949
IAC's contribution of assets and liabilities in connection with the transfer of employees and the centrally-managed U.S. treasury function to IAC Holdings, Inc.	—	—	1,216,395	—	—	1,216,395
Balance as of March 31, 2020	$—	1,000	$1,222,344	$(17,637)	$(12)	$1,204,695

IAC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

IAC HOLDINGS, INC. STATEMENT OF CASH FLOWS (UNAUDITED)

Three Months Ended March 31,
2020
(In thousands)
Cash flows from operating activities:
Net loss	$(17,637)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	5,949
Accretion of marketable securities	(66)
Changes in assets and liabilities:
Other assets	104
Accounts payable and other liabilities	(10,640)
Net cash used in operating activities	(22,290)
Cash flows from financing activities:
IAC's contribution of assets and liabilities in connection with the transfer of the centrally-managed U.S. treasury function to IAC Holdings, Inc.	1,193,554
Net cash provided by financing activities	1,193,554
Net increase in cash and cash equivalents	1,171,264
Cash and cash equivalents at beginning of period	—
Cash and cash equivalents at end of period	$1,171,264

NOTE 13—SUBSEQUENT EVENT
On May 6, 2020, IAC filed a registration statement on Form S-3 for an offering to sell from time to time up to $1.5 billion worth of shares of IAC Class M common stock (or New Match common stock). The net proceeds New Match receives pursuant to such sales, if any, will be transferred to New IAC following the closing of the offering (which closing would occur contemporaneously with the consummation of the Separation) and the number of shares of New Match to be received by IAC stockholders will be reduced to reflect the number of New Match shares sold in this offering.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Management Overview
The Company operates Vimeo, Dotdash and Care.com, among many other online businesses, and has majority ownership of ANGI Homeservices, which includes HomeAdvisor, Angie’s List and Handy.
On December 19, 2019, IAC/InterActiveCorp ("IAC") entered into a Transaction Agreement (as amended as of April 28, 2020, the "Transaction Agreement") with Match Group, Inc. ("MTCH"), IAC Holdings, Inc., a direct wholly owned subsidiary of IAC ("New IAC"), and Valentine Merger Sub LLC, an indirect wholly owned subsidiary of IAC. Subject to the terms and conditions set forth in the Transaction Agreement, if the transactions contemplated by the Transaction Agreement are consummated, the businesses of MTCH will be separated from the remaining businesses of IAC through a series of transactions that will result in the pre-transaction stockholders of IAC owning shares in two, separate public companies—(1) IAC, which will be renamed Match Group, Inc. ("New Match") and which will own the businesses of MTCH and certain IAC financing subsidiaries, and (2) New IAC, which will be renamed IAC/InterActiveCorp and which will own IAC's other businesses-and the pre-transaction stockholders of MTCH (other than IAC) owning shares in New Match. Completion of the separation, which is expected to occur in the second quarter of 2020, is subject to a number of conditions, including approval by a majority of the disinterested shareholders of MTCH, approval of IAC’s shareholders and other customary conditions and approvals. We refer to this transaction as the "Separation."
As used herein, "New IAC," the "Company," "we," "our" or "us" and similar terms refer to IAC Holdings, Inc. and the businesses comprising New IAC (unless the context requires otherwise).
Key Terms:
When the following terms appear in this report, they have the meanings indicated below:
Reportable Segments (for additional information see "Note 8—Segment Information" to the combined financial statements included in "Item 1—Combined Financial Statements"):

•
ANGI Homeservices ("ANGI") - connects quality home service professionals across 500 different categories, from repairing and remodeling to cleaning and landscaping, with consumers through category-transforming products under brands such as HomeAdvisor, Angie’s List, Handy and Fixd Repair. At March 31, 2020, New IAC’s economic interest and voting interest in ANGI were 84.9% and 98.3%, respectively.

•	Vimeo - operates a global video platform for creative professionals, small and medium businesses ("SMBs"), organizations and enterprises to connect with their audiences, customers and employees.

•	Dotdash - is a portfolio of digital brands providing expert information and inspiration in select vertical content categories.

•
Applications - consists of Desktop, which includes our direct-to-consumer downloadable desktop applications and the business-to-business partnership operations, and Mosaic Group, which is a leading provider of global subscription mobile applications through Apalon, iTranslate and TelTech.

•	Ask Media Group - is a collection of websites providing general search services and information.

•
Emerging & Other - consists of Care.com, a leading global platform for finding and managing family care, which was acquired on February 11, 2020, Bluecrew, NurseFly, a temporary healthcare staffing platform acquired on June 26, 2019, The Daily Beast, College Humor Media, for periods prior to its sale on March 16, 2020, and IAC Films.

Defined Terms and Operating Metrics:

Unless otherwise indicated or as the context otherwise requires certain terms, which include the principal operating metrics we use in managing our business, used in this quarterly report are defined below:
ANGI Homeservices

•
Marketplace Revenue - includes revenue from the HomeAdvisor, Handy and Fixd Repair domestic marketplace, including consumer connection revenue for consumer matches, revenue from pre-priced jobs sourced through the HomeAdvisor, Handy and Fixd Repair platforms, and service professional membership subscription revenue. It excludes revenue from Angie's List, mHelpDesk and HomeStars. Effective January 1, 2020, Fixd Repair has been moved to Marketplace from Advertising & Other and prior year amounts have been reclassified to conform to the current year presentation.

•
Advertising & Other Revenue - includes Angie’s List revenue (revenue from service professionals under contract for advertising and membership subscription fees from consumers) as well as revenue from mHelpDesk and HomeStars.

•	Marketplace Service Requests - are fully completed and submitted domestic customer service requests to HomeAdvisor and jobs sourced through the HomeAdvisor, Handy and Fixd Repair platforms.

•
Marketplace Monetized Transactions - are fully completed and submitted domestic customer service requests to HomeAdvisor that were matched to and paid for by a service professional and jobs sourced through the HomeAdvisor, Handy and Fixd Repair platforms during the period.

•
Marketplace Transacting Service Professionals ("Marketplace Transacting SPs") - are the number of HomeAdvisor, Handy and Fixd Repair domestic service professionals that paid for consumer matches or performed a job sourced through the HomeAdvisor, Handy and Fixd Repair platforms during the quarter.

Vimeo

•	Platform Revenue - primarily includes revenue from Software-as-a-Service ("SaaS") subscription fees and other related revenue from Vimeo subscribers.

•	Hardware Revenue - includes sales of our live streaming accessories. Vimeo sold its hardware business on March 29, 2019.

•
Vimeo Ending Subscribers - is the number of subscribers to Vimeo's SaaS video tools at the end of the period (including the addition of subscribers from Magisto, a video creation service enabling consumers and businesses to create short-form videos acquired on May 28, 2019).

Dotdash

•	Display Advertising Revenue - primarily includes revenue generated from display advertisements sold both directly through our sales team and via programmatic exchanges.

•
Performance Marketing Revenue - primarily includes affiliate commerce and performance marketing commissions generated when consumers are directed from our properties to third-party service providers. Affiliate commerce commissions are generated when a consumer completes a transaction. Performance marketing commissions are generated on a cost-per-click or cost-per-new account basis.

Operating Costs and Expenses:

•
Cost of revenue - consists primarily of traffic acquisition costs, which includes (i) payments made to partners who direct traffic to our Ask Media Group websites, who distribute our business-to-business customized browser-based applications and who integrate our paid listings into their websites and (ii) the amortization of fees paid to Apple and Google related to the distribution of apps and the facilitation of in-app purchases. Traffic acquisition costs include payment of amounts based on revenue share and other arrangements. Cost of revenue also includes hosting fees, compensation expense (including stock-based compensation expense) and other employee-related costs for Vimeo and Care.com customer care and support functions, employees at Fixd Repair for service work performed, payments made to workers staffed by Bluecrew, and payments made to independent service professionals who perform work contracted under pre-priced arrangements through the HomeAdvisor and Handy platforms, credit card processing fees, production costs related to IAC Films and for periods prior to its sale on March 16, 2020, College Humor Media, and content costs.

•
Selling and marketing expense - consists primarily of advertising expenditures, which include online marketing, including fees paid to search engines, social media sites and third parties that distribute our direct-to-consumer downloadable desktop applications, offline marketing, which is primarily television advertising, and partner-related payments to those who direct traffic to the brands within our ANGI segment, and compensation expense (including stock-based compensation expense) and other employee-related costs for ANGI's sales force and marketing personnel.

•
General and administrative expense - consists primarily of compensation expense (including stock-based compensation expense) and other employee-related costs for personnel engaged in executive management, finance, legal, tax, human resources and customer service functions (except for Vimeo and Care.com which includes customer service costs within cost of revenue), fees for professional services (including transaction-related costs related to the Separation and acquisitions), rent expense, facilities costs, bad debt expense, software license and maintenance costs and acquisition-related contingent consideration fair value adjustments (described below). The customer service function at ANGI includes personnel who provide support to its service professionals and consumers.

•
Product development expense - consists primarily of compensation expense (including stock-based compensation expense) and other employee-related costs that are not capitalized for personnel engaged in the design, development, testing and enhancement of product offerings and related technology and software license and maintenance costs.

•
Acquisition-related contingent consideration fair value adjustments - relate to the portion of the purchase price of certain acquisitions that is contingent upon the financial performance and/or operating metric targets of the acquired company. The fair value of the liability is estimated at the date of acquisition and adjusted each reporting period until the liability is settled. Significant changes in financial performance and/or operating metrics will result in a significantly higher or lower fair value measurement. The changes in the estimated fair value of the contingent consideration arrangements during each reporting period, including the accretion of the discount if the arrangement is longer than one year, are recognized in "General and administrative expense" in the accompanying combined statement of operations.

Long-term debt (for additional information see "Note 6—Long-term Debt" to the combined financial statements included in "Item 1—Combined Financial Statements"):

•
ANGI Term Loan - due November 5, 2023. The outstanding balance of the ANGI Term Loan as of March 31, 2020 is $244.1 million. At both March 31, 2020 and December 31, 2019, the ANGI Term Loan bore interest at LIBOR plus 1.50% and has quarterly principal payments. The interest rate was 2.28% and 3.25% at March 31, 2020 and December 31, 2019, respectively.

•
ANGI Credit Facility - The ANGI $250 million revolving credit facility expires on November 5, 2023. At March 31, 2020 and December 31, 2019, there were no outstanding borrowings under the ANGI Credit Facility.

•
IAC Group Credit Facility - The IAC Group $250 million revolving credit facility expires on November 5, 2023. At March 31, 2020 and December 31, 2019, there were no outstanding borrowings under the IAC Group Credit Facility.

Non-GAAP financial measure:

•
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") - is a non-GAAP financial measure. See "Principles of Financial Reporting" for the definition of Adjusted EBITDA and a reconciliation of net loss attributable to IAC/InterActiveCorp equity in IAC Holdings, Inc. to operating loss to combined Adjusted EBITDA for the three months ended March 31, 2020 and 2019.

Certain Risks and Concentrations—Services Agreement with Google
IAC and Google are party to a services agreement (the "Services Agreement"). If the Separation is consummated, IAC shall assign the Services Agreement to New IAC. A meaningful portion of the Company's revenue is attributable to the Services Agreement. In addition, the Company earns certain other advertising revenue from Google that is not attributable to the Services Agreement. For the three months ended March 31, 2020 and 2019, combined revenue earned from Google was $138.9 million and $195.8 million, representing 20% and 31%, respectively, of the Company's combined revenue. Accounts receivable related to revenue earned from Google totaled $48.7 million and $53.0 million at March 31, 2020 and December 31, 2019, respectively.
Revenue attributable to the Services Agreement is earned by the Desktop business within the Applications segment and by the Ask Media Group segment. For the three months ended March 31, 2020 and 2019, revenue earned from the Services Agreement was $46.1 million and $88.1 million, respectively, within the Applications segment and $80.5 million and $94.8 million, respectively, within the Ask Media Group segment.
The Services Agreement was scheduled to expire on March 31, 2020. On February 11, 2019, IAC and Google amended the Services Agreement, effective as of April 1, 2020. The amendment extends the expiration date of the agreement to March 31, 2023; provided that during September 2020 and during each September thereafter, either party may, after discussion with the other party, terminate the Services Agreement, effective on September 30 of the year following the year such notice is given. IAC believes that the amended agreement, taken as a whole, is comparable to the pre-amendment agreement with Google. The Services Agreement requires that the Company comply with certain guidelines promulgated by Google. Google may generally unilaterally update its policies and guidelines without advance notice. These updates may be specific to the Services Agreement or could be more general and thereby impact the Company as well as other companies. These policy and guideline updates could in turn require modifications to, or prohibit and/or render obsolete certain of our products, services and/or business practices, which could be costly to address or otherwise have an adverse effect on our combined financial condition and results of operations, particularly our Desktop business and Ask Media Group. As described below, Google has made changes to the policies under the Services Agreement and has also made industry-wide changes that have negatively impacted the Desktop business and Google may do so in the future.
On May 31, 2019, Google announced industry-wide policy changes, which became effective on July 1, 2019, related to all extensions distributed through the Chrome Web Store. These industry-wide changes, combined with other changes to polices under the Services Agreement during the second half of 2019, have had a negative impact on the historical and expected future results of operations of the Desktop business.

Overview—Combined Results

	Three Months Ended March 31,
	2020	$ Change	% Change	2019
	(Dollars in thousands)
Revenue:
ANGI Homeservices	$343,650	$40,207	13%	$303,443
Vimeo	56,968	13,387	31%	43,581
Dotdash	44,120	10,159	30%	33,961
Applications	104,148	(39,401)	(27)%	143,549
Ask Media Group	100,948	891	1%	100,057
Emerging & Other	34,357	17,666	106%	16,691
Inter-segment eliminations	(67)	(5)	(8)%	(62)
Total	$684,124	$42,904	7%	$641,220

Operating (Loss) Income:
ANGI Homeservices	$(16,296)	$(12,655)	(348)%	$(3,641)
Vimeo	(14,589)	3,195	18%	(17,784)
Dotdash	2,411	(636)	(21)%	3,047
Applications	(218,588)	(243,944)	NM	25,356
Ask Media Group	6,729	(4,101)	(38)%	10,830
Emerging & Other	(26,574)	(13,224)	(98)%	(13,350)
Corporate	(45,431)	(6,790)	(18)%	(38,641)
Total	$(312,338)	$(278,155)	(814)%	$(34,183)

Adjusted EBITDA:
ANGI Homeservices	$34,397	$(2,782)	(7)%	$37,179
Vimeo	(11,408)	4,792	30%	(16,200)
Dotdash	7,011	(139)	(2)%	7,150
Applications	10,151	(19,537)	(66)%	29,688
Ask Media Group	6,831	(4,144)	(38)%	10,975
Emerging & Other	(23,811)	(10,741)	(81)%	(13,070)
Corporate	(31,386)	(11,166)	(55)%	(20,220)
Total	$(8,215)	$(43,717)	NM	$35,502

_____________________
NM = Not meaningful.

•
Revenue increased $42.9 million, or 7%, to $684.1 million, due to growth from ANGI of $40.2 million, increases of $17.7 million from Emerging & Other, $13.4 million from Vimeo and $10.2 million from Dotdash, partially offset by a decrease of $39.4 million from Applications.

•
Operating loss increased $278.2 million to a loss of $312.3 million due primarily to a goodwill impairment of $212.0 million and $21.4 million in indefinite-lived intangible asset impairments, which is reflected in amortization of intangibles, at Applications related to the Desktop business, a decrease in Adjusted EBITDA of $43.7 million, described below, and increases of $4.4 million in depreciation and $2.5 million in stock-based compensation expense, partially offset by a change of $7.8 million in acquisition-related contingent consideration fair value adjustments (income of $6.3 million in 2020 compared to expense of $1.5 million in 2019). The overall increase in amortization of intangibles of $23.4 million was due principally to the inclusion in 2020 of indefinite-lived intangible asset impairments of $21.4 million related to the Desktop business noted above. The goodwill and the indefinite-lived intangible asset impairments were driven by the impact of COVID-19. The increase in depreciation was due primarily to the development of capitalized software to support ANGI's products and services, as well as leasehold improvements related to additional office space at ANGI. The increase in stock-based compensation expense was due primarily to the issuance of new equity awards since the prior year period and a net increase in modification charges, partially offset by the vesting of awards.

•
Adjusted EBITDA decreased $43.7 million to a loss of $8.2 million due primarily to decreases of $19.5 million from Applications, $4.1 million from Ask Media Group and $2.8 million from ANGI, and increased losses of $11.2 million and $10.7 million from Corporate and Emerging & Other, respectively, partially offset by reduced losses of $4.8 million from Vimeo.

Acquisitions and dispositions affecting year-over-year comparability include:

Acquisitions:	Reportable Segment:	Acquisition Date:
Fixd	ANGI	January 25, 2019
Magisto	Vimeo	May 28, 2019
NurseFly - controlling interest	Emerging & Other	June 26, 2019
Care.com	Emerging & Other	February 11, 2020

Dispositions:	Reportable Segment:	Sale Date:
Vimeo's hardware business	Vimeo	March 29, 2019
College Humor Media	Emerging & Other	March 16, 2020
COVID-19 Update
The Company's business could be materially and adversely affected by the outbreak of COVID-19, which has been declared a "pandemic" by the World Health Organization.
Through March 31, 2020, the Company's ANGI Homeservices business has experienced a decline in demand for home services requests, driven primarily by decreases in demand in certain categories of jobs (particularly non-essential projects) and decreases in demand in regions most affected by the COVID-19 outbreak, which the Company attributes both to the unwillingness of consumers to interact with service professionals face-to-face or have service professionals in their homes, and to lower levels of consumer confidence and discretionary income generally. In addition, with respect to our ad-supported businesses, the Company has experienced a meaningful decrease in advertising rates across our various properties (as much as 30% year over year).
In connection with the first quarter close of its books, the Company determined that the effects of COVID-19 were an indicator of possible impairment for certain of its assets. The Company determined, as of March 31, 2020, the fair value for those assets for which COVID-19 was deemed to be an indicator of possible impairment and identified the following impairments:

•	a $212.0 million impairment related to the goodwill of the Desktop reporting unit;

•	a $21.4 million impairment related to certain indefinite-lived intangible assets of the Desktop reporting unit;

•	a $51.5 million impairment of certain equity securities without readily determinable fair values; and

•	a $7.5 million impairment of a note receivable and a warrant related to certain investees.

The extent to which developments related to the COVID-19 outbreak and measures designed to curb its spread continue to impact the Company’s business, financial condition and results of operations will depend on future developments, all of which are highly uncertain and many of which are beyond the Company’s control, including the speed of contagion, the development and implementation of effective preventative measures and possible treatments, the scope of governmental and other restrictions on travel, non-essential services and other activity, and public reactions to these developments. For example, these developments and measures have resulted in rapid and adverse changes to the operating environment in which we do business, as well as significant uncertainty concerning the near and long term economic ramifications of the COVID-19 outbreak, which have adversely impacted our ability to forecast our results and respond in a timely and effective manner to trends related to the COVID-19 outbreak. The longer the global outbreak and measures designed to curb the spread of the virus continue to adversely affect levels of consumer confidence, discretionary spending and the willingness of consumers to interact with other consumers, vendors and service providers face-to-face (and in turn, adversely affect demand for the Company’s various products and services), the greater the adverse impact is likely to be on the Company’s business, financial condition and results of operations and the more limited will be the Company’s ability to try and make up for delayed or lost revenues.

Results of Operations for the three months ended March 31, 2020 compared to the three months ended March 31, 2019
Revenue

	Three Months Ended March 31,
	2020	$ Change	% Change	2019
	(Dollars in thousands)
ANGI Homeservices	$343,650	$40,207	13%	$303,443
Vimeo	56,968	13,387	31%	43,581
Dotdash	44,120	10,159	30%	33,961
Applications	104,148	(39,401)	(27)%	143,549
Ask Media Group	100,948	891	1%	100,057
Emerging & Other	34,357	17,666	106%	16,691
Inter-segment eliminations	(67)	(5)	(8)%	(62)
Total	$684,124	$42,904	7%	$641,220

•
ANGI revenue increased 13% to $343.7 million driven by Marketplace Revenue growth of $38.3 million, or 17%, and an increase of $3.9 million, or 6%, in Advertising & Other Revenue, partially offset by a decline of $1.9 million, or 9%, at the European businesses. The increase in Marketplace Revenue was due primarily to increases of 2% in Marketplace Service Requests to 5.9 million and 5% in Marketplace Transacting SPs to 191,000, and, to a lesser extent, an increase in revenue of $15.2 million due to the change to gross revenue reporting for Handy and HomeAdvisor’s pre-priced product offering, effective January 1, 2020. Advertising & Other Revenue increased due primarily to an increase in Angie's List revenue. The revenue decline at the European businesses was due primarily to the impact of COVID-19, lower monetization from transitioning the Travaux.com business to Werkspot's technology platform in early February 2020 and the unfavorable impact of the strengthening of the U.S. dollar relative to the Euro and British Pound.

•
Vimeo revenue grew 31% to $57.0 million due to Platform Revenue growth of $15.7 million, or 38%. Platform Revenue growth was driven by a 6% increase in average revenue per subscriber and a 31% increase in Vimeo Ending Subscribers to 1.3 million (including the contribution from Magisto, acquired May 28, 2019) as enterprises and organizations move to deliver their products and communicate with their customers more digitally due to the effects of COVID-19. Revenue in 2019 included $2.3 million from the hardware business, which was sold in the first quarter of 2019.

•
Dotdash revenue increased 30% to $44.1 million due to growth of 79% in Performance Marketing Revenue and 15% higher Display Advertising Revenue. The growth in Performance Marketing Revenue was due primarily to growth in both affiliate commerce commission revenue and performance marketing commission revenue.

•
Applications revenue decreased 27% to $104.1 million due to a decrease of $42.5 million, or 44%, at Desktop, partially offset by an increase of $3.1 million, or 7%, at Mosaic Group. The decrease in Desktop revenue was driven by lower queries and monetization challenges following prior year browser policy changes and a decrease in advertising rates due to the impact of COVID-19 as well as continued business-to-business partnership declines.

•	Ask Media Group revenue increased 1% to $100.9 million due primarily to growth in paid traffic partially offset by a decrease in advertising rates due to the impact of COVID-19.

•
Emerging & Other revenue increased 106% to $34.4 million due primarily to the contributions from Care.com, acquired February 11, 2020, and Nursefly, acquired June 26, 2019, as well as growth at The Daily Beast, partially offset by lower revenue at IAC Films.

Cost of revenue (exclusive of depreciation shown separately below)

	Three Months Ended March 31,
	2020	$ Change	% Change	2019
	(Dollars in thousands)
Cost of revenue (exclusive of depreciation shown separately below)	$179,327	$39,479	28%	$139,848
As a percentage of revenue	26%			22%
Cost of revenue in 2020 increased from 2019 due to increases of $23.2 million from ANGI, $10.8 million from Ask Media Group and $6.9 million from Emerging & Other, partially offset by a decrease of $5.0 million from Applications.

•	The ANGI increase was due primarily to the change from net to gross revenue reporting for Handy and HomeAdvisor pre-priced product offering, effective January 1, 2020.

•	The Ask Media Group increase was due primarily to an increase of $10.8 million in traffic acquisition costs driven by higher revenue sourced through partners.

•
The Emerging & Other increase was due primarily to $9.4 million of expense from the inclusion of Care.com, partially offset by a decrease of $2.1 million at College Humor Media due to its sale during the first quarter of 2020.

•	The Applications decrease was due primarily to a decrease of $4.5 million in traffic acquisition costs related to business-to-business partnership revenue declines at Desktop.
Selling and marketing expense

	Three Months Ended March 31,
	2020	$ Change	% Change	2019
	(Dollars in thousands)
Selling and marketing expense	$308,207	$5,009	2%	$303,198
As a percentage of revenue	45%			47%
Selling and marketing expense in 2020 increased from 2019 due to increases of $14.7 million from ANGI, $9.6 million from Emerging & Other, $2.3 million from Vimeo and $1.8 million from Dotdash, partially offset by decreases of $16.9 million from Applications and $6.5 million from Ask Media Group.

•
The ANGI increase was due primarily to increases in compensation expense of $7.7 million and advertising expense of $4.4 million. The increase in compensation expense was due primarily to growth in the sales force. The increase in advertising expense was due primarily to an increase in online marketing, partially offset by a decrease in television spend. Beginning mid-way through 2019, the proportion of service requests through Google free traffic declined while service requests through Google paid traffic increased. In addition, paid service requests became considerably more expensive on average than in the first half of 2019. In response to this continuing trend, we implemented new processes in the second half of 2019 that are increasingly more focused on profitability targets of our paid customer acquisition than the cost of each service request. We expect the year-over-year increase in paid traffic to be more modest in the back half of 2020.

•
The Emerging & Other increase was due primarily to $9.9 million of expense from the inclusion of Care.com, partially offset by a decrease of $0.9 million in compensation at College Humor Media due to its sale during the first quarter of 2020.

•
The Vimeo increase was due primarily to increases in compensation expense of $3.5 million, due, in part, to growth in the sales force and software license and maintenance costs of $0.6 million, partially offset by lower marketing of $2.3 million due to a brand campaign in 2019.

•	The Dotdash increase was due primarily to an increase in compensation expense of $1.6 million, due, in part, to growth in the sales force.

•
The Applications decrease was due primarily to lower online marketing of $15.4 million principally at Desktop as we continue to mitigate the negative impact on revenue from prior year browser policy changes, and a decrease of $0.8 million in compensation expense.

•	The Ask Media Group decrease was due primarily to a decrease in marketing of $6.2 million driven by policy changes in our ability to acquire traffic.
General and administrative expense

	Three Months Ended March 31,
	2020	$ Change	% Change	2019
	(Dollars in thousands)
General and administrative expense	$173,741	$19,290	12%	$154,451
As a percentage of revenue	25%			24%
General and administrative expense in 2020 increased from 2019 due to increases of $10.1 million from ANGI, $8.0 million from Corporate, $6.6 million from Emerging & Other and $2.1 million from Dotdash, partially offset by a decrease of $7.5 million from Applications.

•
The ANGI increase was due primarily to an increase of $6.2 million in compensation expense and $3.5 million in bad debt expense due to higher Marketplace Revenue and the impact from COVID-19 on expected credit losses. The increase in compensation expense was due primarily to an increase of $4.4 million in stock-based compensation expense due primarily to the issuance of new equity awards since 2019 and an increase of $2.5 million in expense due to the modification charge related to the combination of the HomeAdvisor business and Angie's List ($10.4 million in 2020 compared to $7.9 million in 2019).

•
The Corporate increase was due primarily to higher professional fees, including $7.6 million in costs related to the Separation, partially offset by a decrease in stock-based compensation expense due primarily to the vesting of awards, partially offset by a net increase in modification charges.

•	The Emerging & Other increase was due primarily to $6.7 million of expense from the inclusion of Care.com.

•	The Dotdash increase was due primarily to an increase in bad debt expense due, in part, to the impact of COVID-19 on expected credit losses.

•
The Applications change was due primarily to a decrease of $7.8 million in acquisition-related contingent consideration fair value adjustments (income of $6.3 million in 2020 compared to expense of $1.5 million in 2019).

Product development expense

	Three Months Ended March 31,
	2020	$ Change	% Change	2019
	(Dollars in thousands)
Product development expense	$61,963	$17,538	39%	$44,425
As a percentage of revenue	9%			7%
Product development expense in 2020 increased from 2019 due to increases of $5.6 million from Vimeo, $5.3 million from Emerging & Other, $3.8 million from Dotdash and $1.7 million from Applications.

•	The Vimeo increase was due primarily to an increase of $4.5 million in compensation expense due primarily from the inclusion of Magisto and higher headcount.

•	The Emerging & Other increase was due primarily to $4.9 million of expense from the inclusion of Care.com.

•
The Dotdash increase was due primarily to an increase of $3.6 million in compensation expense due primarily to higher headcount and an increase in expense for contractors engaged in improving the user's experience.

•	The Applications increase was due primarily to an increase of $2.1 million in compensation expense due primarily to higher headcount at Mosaic.
Depreciation

	Three Months Ended March 31,
	2020	$ Change	% Change	2019
	(Dollars in thousands)
Depreciation	$15,492	$4,352	39%	$11,140
As a percentage of revenue	2%			2%
Depreciation in 2020 increased from 2019 due primarily to the development of capitalized software to support ANGI's products and services, as well as leasehold improvements related to additional office space at ANGI.
Operating (loss) income

	Three Months Ended March 31,
	2020	$ Change	% Change	2019
	(Dollars in thousands)
ANGI Homeservices	$(16,296)	$(12,655)	(348)%	$(3,641)
Vimeo	(14,589)	3,195	18%	(17,784)
Dotdash	2,411	(636)	(21)%	3,047
Applications	(218,588)	(243,944)	NM	25,356
Ask Media Group	6,729	(4,101)	(38)%	10,830
Emerging & Other	(26,574)	(13,224)	(98)%	(13,350)
Corporate	(45,431)	(6,790)	(18)%	(38,641)
Total	$(312,338)	$(278,155)	(814)%	$(34,183)

As a percentage of revenue	(46)%			(5)%
Operating loss increased $278.2 million to a loss of $312.3 million due primarily to the goodwill impairment of $212.0 million and $21.4 million in indefinite-lived intangible asset impairments, which is reflected in amortization of intangibles, at Applications related to the Desktop business, a decrease in Adjusted EBITDA of $43.7 million, described below, and increases of $4.4 million in depreciation and $2.5 million in stock-based compensation expense, partially offset by a change of $7.8 million in acquisition-related contingent consideration fair value adjustments (income of $6.3 million in 2020 compared to expense of $1.5 million in 2019). The overall increase in amortization of intangibles of $23.4 million was due principally to the inclusion in 2020 of indefinite-lived intangible asset impairments of $21.4 million related to the Desktop business noted above. The goodwill and the indefinite-lived intangible asset impairments were driven by the impact of COVID-19. The increase in depreciation was due primarily to the development of capitalized software to support ANGI's products and services, as well as leasehold improvements related to additional office space at ANGI. The increase in stock-based compensation expense was due primarily to the issuance of new equity awards since the prior year period and a net increase in modification charges, partially offset by the vesting of awards.
See "Note 4—Goodwill and Intangible Assets" to the combined financial statements included in "Item 1. Combined Financial Statements" for a detailed description of the Desktop goodwill and indefinite-lived intangible asset impairments.
The aggregate carrying value of goodwill for which the most recent estimate of the excess of fair value over carrying value is less than 20% is approximately $709.4 million. The aggregate carrying value of indefinite-lived intangible assets for which the most recent estimate of the excess of fair value over carrying value is less than 20% is approximately $70.2 million.

At March 31, 2020, there was $161.1 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 2.3 years.
Adjusted EBITDA

	Three Months Ended March 31,
	2020	$ Change	% Change	2019
	(Dollars in thousands)
ANGI Homeservices	$34,397	$(2,782)	(7)%	$37,179
Vimeo	(11,408)	4,792	30%	(16,200)
Dotdash	7,011	(139)	(2)%	7,150
Applications	10,151	(19,537)	(66)%	29,688
Ask Media Group	6,831	(4,144)	(38)%	10,975
Emerging & Other	(23,811)	(10,741)	(81)%	(13,070)
Corporate	(31,386)	(11,166)	(55)%	(20,220)
Total	$(8,215)	$(43,717)	NM	$35,502

As a percentage of revenue	(1)%			6%
For a reconciliation of net loss attributable to IAC/InterActiveCorp equity in IAC Holdings, Inc. to operating loss to combined Adjusted EBITDA, see "Principles of Financial Reporting." For a reconciliation of operating (loss) income to Adjusted EBITDA for the Company's reportable segments, see "Note 8—Segment Information" to the combined financial statements included in "Item 1—Combined Financial Statements."
•ANGI Adjusted EBITDA decreased 7% to $34.4 million, despite higher revenue, due primarily to increased European losses and an increase of $3.5 million in bad debt expense due to higher Marketplace Revenue and the impact from COVID-19 on expected credit losses.
•Vimeo Adjusted EBITDA loss decreased 30% to $11.4 million due primarily to higher revenue and lower marketing expense, partially offset by higher compensation expense due primarily to an increase in headcount, including its sales force, and a charge of $0.7 million related to the termination of a lease.
•Dotdash Adjusted EBITDA decreased 2% to $7.0 million, despite higher revenue, due primarily to higher compensation expense, an increase in expense for contractors engaged in improving the user's experience and an increase in bad debt expense due, in part, to the impact of COVID-19 on expected credit losses.
•Applications Adjusted EBITDA decreased 66% to $10.2 million due primarily to a decrease in revenue.
•Ask Media Group Adjusted EBITDA decreased 38% to $6.8 million, due to an increase in traffic acquisition costs, partially offset by lower marketing, as well as from the impact of COVID-19.
•Emerging & Other Adjusted EBITDA loss increased $10.7 million to $23.8 million due primarily to $13.5 million in transaction-related items from the Care.com acquisition (including $8.7 million in deferred revenue write-offs and $4.8 million in transaction-related costs), increased losses at Bluecrew and losses at IAC Films and Nursefly, partially offset by lower losses at College Humor Media.
•Corporate Adjusted EBITDA loss increased 55% to $31.4 million due primarily to higher professional fees, including $7.6 million in costs related to the Separation.

Interest expense

	Three Months Ended March 31,
	2020	$ Change	% Change	2019
	(Dollars in thousands)
Interest expense	$2,217	$(1,050)	(32)%	$3,267
Interest expense in 2020 decreased from 2019 due primarily to lower interest rates and the decrease in the average outstanding balance of the ANGI Term Loan compared to the prior year period.
Other expense, net

	Three Months Ended March 31,
	2020	$ Change	% Change	2019
	(Dollars in thousands)
Other expense, net	$57,448	$52,031	961%	$5,417
Other expense, net in 2020 includes: $51.5 million in impairments (downward adjustments) related to investments in equity securities without readily determinable fair values and $7.5 million in impairments of a note receivable and a warrant related to certain investees due to the impact of COVID-19; and $4.4 million of interest income.
Other expense, net in 2019 includes: $8.1 million in a realized loss related to the sale of a business; and $4.3 million of interest income.
Income tax benefit

	Three Months Ended March 31,
	2020	$ Change	% Change	2019
	(Dollars in thousands)
Income tax benefit	$41,432	$12,238	42%	$29,194
Effective income tax rate	11%			68%
For further details of income tax matters, see "Note 2—Income Taxes" to the combined financial statements included in "Item 1. Combined Financial Statements."
In 2020, the Company recorded an income tax benefit of $41.4 million, which represented an effective tax rate of 11%. The effective income tax rate was lower than the statutory rate of 21% due primarily to the non-deductible portion of the Desktop goodwill impairment charge and unbenefited losses related to other investment impairments, partially offset by a revaluation of net operating loss deferred taxes due to the CARES Act.
In 2019, the Company recorded an income tax benefit of $29.2 million, which represented an effective tax rate of 68%. The effective income tax rate was higher than the statutory rate of 21% due primarily to excess tax benefits generated by the exercise and vesting of stock-based awards.
Net (loss) earnings attributable to noncontrolling interests
Noncontrolling interests represent the noncontrolling holders’ percentage share of earnings or losses from the subsidiaries in which the Company holds a majority, but less than 100%, ownership interest and the results of which are included in our combined financial statements.

	Three Months Ended March 31,
	2020	$ Change	% Change	2019
	(Dollars in thousands)
Net (loss) earnings attributable to noncontrolling interests	$(2,372)	$(2,946)	NM	$574

Net (loss) earnings attributable to noncontrolling interests in 2020 and 2019 primarily represents the publicly-held interest in ANGI's earnings.

PRINCIPLES OF FINANCIAL REPORTING
The Company reports Adjusted EBITDA as a supplemental measure to U.S. generally accepted accounting principles ("GAAP"). This measure is one of the primary metrics by which we evaluate the performance of our businesses, on which our internal budgets are based and by which management is compensated. We believe that investors should have access to, and we are obligated to provide, the same set of tools that we use in analyzing our results. This non-GAAP measure should be considered in addition to results prepared in accordance with GAAP, but should not be considered a substitute for or superior to GAAP results. The Company endeavors to compensate for the limitations of the non-GAAP measure presented by providing the comparable GAAP measure with equal or greater prominence and descriptions of the reconciling items, including quantifying such items, to derive the non-GAAP measure. We encourage investors to examine the reconciling adjustments between the GAAP and non-GAAP measure, which we discuss below.
Definition of Non-GAAP Measure
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") is defined as operating income excluding: (1) stock-based compensation expense; (2) depreciation; and (3) acquisition-related items consisting of (i) amortization of intangible assets and impairments of goodwill and intangible assets, if applicable, and (ii) gains and losses recognized on changes in the fair value of contingent consideration arrangements. We believe this measure is useful for analysts and investors as this measure allows a more meaningful comparison between our performance and that of our competitors. The above items are excluded from our Adjusted EBITDA measure because these items are non-cash in nature. Adjusted EBITDA has certain limitations because it excludes the impact of these expenses.
The following table reconciles net loss attributable to IAC/InterActiveCorp equity in IAC Holdings, Inc. to operating loss to combined Adjusted EBITDA:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Net loss attributable to IAC/InterActiveCorp equity in IAC Holdings, Inc.	$(328,199)	$(14,247)
Add back:
Net (loss) earnings attributable to noncontrolling interests	(2,372)	574
Income tax benefit	(41,432)	(29,194)
Other expense, net	57,448	5,417
Interest expense	2,217	3,267
Operating loss	(312,338)	(34,183)
Stock-based compensation expense	37,181	34,675
Depreciation	15,492	11,140
Amortization of intangibles	45,759	22,341
Acquisition-related contingent consideration fair value adjustments	(6,282)	1,529
Goodwill impairment	211,973	—
Adjusted EBITDA	$(8,215)	$35,502
For a reconciliation of operating (loss) income to Adjusted EBITDA for the Company's reportable segments, see "Note 8—Segment Information" to the combined financial statements included in "Item 1—Combined Financial Statements."
Non-Cash Expenses That Are Excluded From Our Non-GAAP Measure
Stock-based compensation expense consists principally of expense associated with awards issued by certain of the combined subsidiaries of New IAC and an allocation of expense from IAC related to awards issued to New IAC employees that were granted under various IAC stock and annual incentive plans. These expenses are not paid in cash.
Depreciation is a non-cash expense relating to our property, capitalized software and equipment and is computed using the straight-line method to allocate the cost of depreciable assets to operations over their estimated useful lives, or, in the case of leasehold improvements, the lease term, if shorter.

Amortization of intangible assets and impairments of goodwill and intangible assets are non-cash expenses related primarily to acquisitions. At the time of an acquisition, the identifiable definite-lived intangible assets of the acquired company, such as technology, service professional relationships, customer lists and user base, memberships, trade names and content, are valued and amortized over their estimated lives. Value is also assigned to acquired indefinite-lived intangible assets, which comprise trade names and trademarks, and goodwill that are not subject to amortization. An impairment is recorded when the carrying value of an intangible asset or goodwill exceeds its fair value. We believe that intangible assets represent costs incurred by the acquired company to build value prior to acquisition and the related amortization and impairments of intangible assets or goodwill, if applicable, are not ongoing costs of doing business.
Gains and losses recognized on changes in the fair value of contingent consideration arrangements are accounting adjustments to report contingent consideration liabilities at fair value. These adjustments can be highly variable and are excluded from our assessment of performance because they are considered non-operational in nature and, therefore, are not indicative of current or future performance or the ongoing cost of doing business.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Position

	March 31, 2020	December 31, 2019
	(In thousands)
ANGI cash and cash equivalents:
United States	$370,711	$377,648
All other countries	13,519	12,917
Total ANGI cash and cash equivalents	384,230	390,565

New IAC (excluding ANGI) cash and cash equivalents, short-term investments and marketable securities:
United States	1,588,101	392,521
All other countries	56,740	56,710
Total cash and cash equivalents	1,644,841	449,231
Short-term investments (United States)	20,000	—
Marketable securities (United States)	49,912	—
Total New IAC (excluding ANGI) cash and cash equivalents, short-term investments and marketable securities	1,714,753	449,231

Total cash and cash equivalents, short-term investments and marketable securities	$2,098,983	$839,796

Long-term debt:
ANGI Term Loan	$244,063	$247,500
Less: current portion of ANGI Term Loan	13,750	13,750
Less: unamortized debt issuance costs	1,670	1,804
Total long-term debt, net	$228,643	$231,946
New IAC and ANGI Long-term Debt
For a detailed description of long-term debt, see "Note 6—Long-term Debt" to the combined financial statements included in "Item 1. Combined Financial Statements."
Cash Flow Information
In summary, New IAC's cash flows are as follows:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Net cash provided by (used in)
Operating activities	$39,171	$2,594
Investing activities	$(518,610)	$5,660
Financing activities	$1,671,816	$(63,947)
Net cash provided by operating activities consists of earnings adjusted for non-cash items, the effect of changes in working capital and acquisition-related contingent consideration payments (to the extent greater than the liability initially recognized at the time of acquisition). Non-cash adjustments include goodwill impairments, net losses on equity securities, amortization of intangibles, stock-based compensation expense, deferred income taxes, bad debt expense, and depreciation.

2020
Adjustments to earnings consist primarily of a $212.0 million goodwill impairment, $51.5 million of impairments of certain equity securities without readily determinable fair values, $45.8 million of amortization of intangibles, including impairments of $21.4 million, $37.2 million of stock-based compensation expense, $19.9 million of bad debt expense, and $15.5 million of depreciation, partially offset by $13.8 million of deferred income taxes. The deferred income tax benefit primarily relates to the net operating loss created in the first quarter, the tax benefit on intangible and goodwill impairments, and an adjustment to deferred taxes resulting from a true-up of the state tax rate, partially offset by adjustments pursuant to the Coronavirus Aid, Relief, and Economic Security Act. The decrease from changes in working capital primarily consists of an increase in accounts receivable of $27.2 million, and a decrease in accounts payable and other liabilities of $8.0 million, partially offset by an increase in deferred revenue of $24.7 million. The increase in accounts receivable is primarily due to revenue growth at ANGI. The decrease in accounts payable and other liabilities is due, in part, to a decrease in accrued employee compensation mainly related to the payment of 2019 cash bonuses in 2020, partially offset by an increase in accrued advertising and related payables at ANGI. The increase in deferred revenue is due primarily to growth in subscription sales at Vimeo and Care.com.
Net cash used in investing activities includes cash used for acquisitions and investments of $532.9 million, principally related to the Care.com acquisition, and capital expenditures of $14.8 million, primarily related to investments at ANGI in the development of capitalized software to support their products and services, and leasehold improvements, partially offset by a decrease in notes receivable—related party of $27.7 million.
Net cash provided by financing activities includes cash transfers of $1.7 billion from IAC pursuant to IAC's centrally managed U.S. treasury function, partially offset by $38.5 million for the repurchase of 5.2 million shares of ANGI common stock, on a settlement date basis, at an average price of $7.43 per share, $3.4 million in principal payments on ANGI debt, and $3.2 million for withholding taxes paid on behalf of ANGI employees for stock-based awards that were net settled.
2019
Adjustments to earnings consist primarily of $34.7 million of stock-based compensation expense, $22.3 million of amortization of intangibles, $15.0 million of bad debt expense, and $11.1 million of depreciation, partially offset by $29.9 million of deferred income taxes. The deferred income tax benefit primarily relates to the net operating loss created by the exercise and vesting of stock-based awards. The decrease from changes in working capital primarily consists of an increase in accounts receivable of $40.3 million, a decrease in accounts payable and other liabilities of $31.8 million, partially offset by an increase in deferred revenue of $17.0 million. The increase in accounts receivable is primarily due to revenue growth at ANGI and timing of cash receipts at ANGI and Applications, including cash received in the fourth quarter of 2018 rather than in the first quarter of 2019. The decrease in accounts payable and other liabilities is primarily due to a decrease in accrued employee compensation mainly related to the payment of 2018 cash bonuses in 2019. The increase in deferred revenue is due primarily to growth in subscription sales at Vimeo and Applications.
Net cash provided by investing activities includes proceeds from maturities of marketable debt securities of $25.0 million, net proceeds from the sale of businesses and investments of $20.3 million, principally related to the December 31, 2018 sale of Felix, partially offset by cash used for acquisitions of $21.6 million, principally related to the Fixd Repair acquisition, and capital expenditures of $15.9 million, primarily related to investments in the development of capitalized software at ANGI to support their products and services.
Net cash used by financing activities includes cash transfers of $38.9 million to IAC pursuant to IAC's centrally managed U.S. treasury function, $16.5 million for withholding taxes paid on behalf of ANGI employees for stock-based awards that were net settled and $3.4 million in principal payments on ANGI debt.

Liquidity and Capital Resources
During the first quarter of 2020, IAC contributed $1.1 billion in cash to New IAC in connection with the transfer of the centrally-managed U.S. treasury function from January 1, 2020 to New IAC. Prior to the Separation, New IAC's principal sources of liquidity are our cash and cash equivalents, including the funding we received from IAC, short-term investments and marketable securities, and available borrowings under the IAC Group Credit Facility. New IAC's combined cash and cash equivalents, short-term investments and marketable securities at March 31, 2020 were $2.1 billion, of which $384.2 million was held by ANGI. New IAC generated $39.2 million of operating cash flows for three months ended March 31, 2020, of which $55.9 million was generated by ANGI. ANGI is a separate and distinct legal entity with its own public shareholders and board of directors and has no obligation to provide New IAC with funds. As a result, New IAC cannot freely access the cash of ANGI and its subsidiaries. In addition, certain agreements governing ANGI indebtedness limit the payment of dividends or distributions and loans or advances to stockholders, including New IAC, in the event a default has occurred or in the case of ANGI, its consolidated net leverage ratio (as defined in the ANGI Term Loan) exceeds 4.5 to 1.0. There were no such limitations at March 31, 2020.
The IAC Group Credit Facility of $250 million and the ANGI Credit Facility of $250 million expire on November 5, 2023. At March 31, 2020, there were no outstanding borrowings under these credit facilities. The annual commitment fee on undrawn funds is based on the consolidated net leverage ratio (as defined in each agreement) most recently reported and was 20 basis points and 25 basis points for the IAC Group Credit Facility and the ANGI Credit Facility, respectively. Borrowings under these credit facilities bear interest, at each respective company's option, at either a base rate or LIBOR, in each case plus an applicable margin, which is determined based on each company's consolidated net leverage ratio.
New IAC anticipates that it will need to make capital and other expenditures in connection with the development and expansion of its operations. New IAC's 2020 capital expenditures are expected to be lower than 2019 capital expenditures of $97.9 million by approximately 35% to 40%, driven by lower capital expenditures at Corporate due to timing of payments related to the purchase of a 50% interest in an aircraft and lower leasehold improvements at ANGI. The remaining payment of $13.1 million related to the purchase of the 50% interest in an aircraft is expected to be made in the second quarter of 2021.
During the three months ended March 31, 2020, ANGI repurchased 5.1 million shares, on a trade date basis, of its common stock at an average price of $7.40 per share, or $37.5 million in aggregate. From April 1, 2020 through May 5, 2020, ANGI repurchased an additional 2.5 million shares at an average price of $6.18 per share, or $15.4 million in aggregate. ANGI has 20.1 million shares remaining in its share repurchase authorization as of May 5, 2020.
ANGI may purchase shares over an indefinite period of time on the open market and in privately negotiated transactions, depending on those factors management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.
Historically, IAC has granted stock settled stock appreciation rights to employees and management of those subsidiaries that are denominated in the equity of certain of the non-publicly traded subsidiaries comprising New IAC. Prior to the Separation, these equity awards have been and will be settled on a net basis, with the award holder entitled to receive IAC shares equal to the intrinsic value of the award upon settlement less an amount equal to the required cash tax withholding payment, which has been and will be paid by IAC. Subsequent to the Separation, these equity awards will continue to be settled on a net basis, with the award holder entitled to receive New IAC shares rather than IAC shares equal to the intrinsic value of the award upon settlement less an amount equal to the required cash tax withholding payment, which will be paid by New IAC. The aggregate intrinsic value of these awards outstanding at May 1, 2020 is $42.1 million; assuming these awards were net settled on May 1, 2020, the withholding taxes that would be payable are $21.1 million, assuming a 50% withholding rate, and IAC would have issued 0.1 million common shares. To the extent these awards are settled subsequent to the Separation, the number of New IAC shares ultimately needed to settle these awards and the cash withholding tax obligation may vary significantly as a result of the determination of the fair value of the relevant subsidiary. In addition, the number of New IAC shares required to settle these awards will be impacted by movement in New IAC's stock price.
Certain equity awards issued prior to the Combination to employees of ANGI and denominated in the shares of those subsidiaries may be settled using IAC shares at IAC's election. Subsequent to the Separation, these awards may be settled using New IAC shares at New IAC's election.

ANGI currently settles all equity awards on a net basis. In connection with the Combination, previously issued stock appreciation rights related to the common stock of HomeAdvisor (US) were converted into ANGI stock appreciation rights that are settleable, at ANGI's option, on a net basis with ANGI remitting withholding taxes on behalf of the employee or on a gross basis with ANGI issuing a sufficient number of Class A shares to cover the withholding taxes. While these awards can be settled in either Class A shares of ANGI or shares of IAC common stock at IAC's option, these awards are currently being settled in shares of ANGI. The aggregate intrinsic value of these awards outstanding at May 1, 2020 is $71.4 million, assuming these awards were net settled on May 1, 2020, the withholding taxes that would be payable are $35.7 million, assuming a 50% withholding rate, and ANGI would have issued 5.3 million Class A shares. The aggregate intrinsic value of all other ANGI equity awards, including stock options, RSUs and subsidiary denominated equity at May 1, 2020 is $82.5 million; assuming these awards were net settled on May 1, 2020, the withholding taxes that would be payable are $41.3 million, assuming a 50% withholding rate, and ANGI would have issued 6.1 million Class A shares.
IAC has granted stock options to employees of New IAC. At May 1, 2020, the aggregate intrinsic value, calculated as the difference between IAC's closing stock price on May 1, 2020 and the exercise price, multiplied by the number of in-the-money awards that would have been exercised had all award holders exercised their awards, is $698.7 million. In connection with the Separation, IAC denominated stock options that are outstanding as of December 19, 2019, and immediately prior to the completion of the Transaction, will be converted into stock options to purchase New IAC common stock and stock options to purchase New Match common stock in a manner that preserves the spread value of the stock options immediately before and immediately after the adjustment, with the allocation between the two stock options based on the value of a share of New IAC common stock relative to the value of a share of New Match common stock multiplied by the Reclassification Exchange Ratio. IAC denominated stock options that are granted on or after December 20, 2019 and outstanding immediately prior to the completion of the Transactions, will be converted into stock options to purchase New IAC common stock on the same terms and conditions applicable to the existing equity award, with equitable adjustments to the number of shares of New IAC common stock covered by the option and the applicable option exercise price. Assuming all stock options outstanding on May 1, 2020 were net settled on that date, withholding taxes, which will be paid by IAC for periods prior to the Separation and by New IAC and New Match for periods subsequent to the Separation on behalf of the employees upon exercise, would have been $349.4 million in aggregate (of which $316.6 million is related to vested stock options and $32.7 million is related to unvested stock options) assuming a 50% withholding rate.
IAC's RSUs are awards in the form of phantom shares or units denominated in a hypothetical equivalent number of shares of IAC common stock. These awards are settled on a net basis. The number of IAC common shares that would be required to net settle these awards at May 1, 2020 is 0.1 million shares. In addition, withholding taxes, which will be paid by IAC on behalf of the employees upon vest, would have been $23.9 million at May 1, 2020, assuming a 50% withholding rate. Subsequent to the Separation, these equity awards will continue to be settled on a net basis, with the award holder entitled to receive New IAC shares rather than IAC shares and the required cash tax withholding payment, paid by New IAC.
As of March 31, 2020, New IAC's economic interest and voting interest in ANGI is 84.9% and 98.3%, respectively. New IAC intends to take steps if necessary to maintain an economic interest in ANGI of at least 80%.
At March 31, 2020, New IAC’s international cash can be repatriated without significant tax consequences.
New IAC believes its existing cash, cash equivalents, short-term investments, marketable securities, available borrowings under the IAC Group Credit Facility and expected positive cash flows generated from operations, along with the cash that will be contributed to New IAC prior to the Separation, including the $685 million in proceeds from the Match loan (described below), will be sufficient to fund its normal operating requirements, including capital expenditures, debt service, the payment of withholding taxes paid on behalf of employees for net-settled stock-based awards, and investing and other commitments for the foreseeable future. New IAC's liquidity could be negatively affected by a decrease in demand for its products and services due to COVID-19 or other factors. As described in the "COVID-19 Update" section above, to date, the COVID-19 outbreak and measures designed to curb its spread have adversely impacted certain of New IAC businesses. The longer the global outbreak and measures designed to curb the spread of the COVID-19 outbreak have adverse impacts on economic conditions generally, the greater the adverse impact is likely to be on New IAC's business, financial condition and results of operations. New IAC’s indebtedness could limit its ability to: (i) obtain additional financing to fund working capital needs, acquisitions, capital expenditures, debt service or other requirements; and (ii) use operating cash flow to make acquisitions or capital expenditures, or invest in other areas, such as developing business opportunities. New IAC's ability to obtain additional financing could also be impacted by any disruptions in the financial markets caused by COVID-19 or otherwise. New IAC may need to raise additional capital through future debt or equity financing to make additional acquisitions and investments. Additional financing may not be available on terms favorable to New IAC or at all.

During the first quarter of 2020, IAC contributed $1.1 billion to New IAC in connection with the transfer of the centrally-managed U.S. treasury function to New IAC. If the Separation is consummated:

•
MTCH will make a loan to IAC in an aggregate principal amount equal to the product of (i) $3.00 and (ii) the number of shares of MTCH capital stock outstanding immediately prior to the effective time of the Separation (the ‘‘Match loan’’). As part of the Separation, all MTCH stockholders, other than IAC, in respect of each share of MTCH common stock held, may elect to receive either $3.00 in cash or an additional $3.00 worth of New Match common stock. IAC will contribute the proceeds of the Match loan, less an amount equal to the product of $3.00 multiplied by the aggregate number of shares of MTCH capital stock in respect of which MTCH stockholders have made a valid cash election, to New IAC. Based on shares outstanding on March 31, 2020, New IAC will receive a contribution of approximately $685 million, assuming all non-IAC MTCH shareholders elect to receive $3.00 in cash and an additional amount of approximately $167 million if all non-IAC MTCH shareholders elect to receive additional MTCH shares. Following the Separation, the Match loan will remain as the obligation of New Match payable to MTCH; New IAC will not have any obligations with regards to the Match loan.

•	New IAC’s debt immediately following the consummation of the Separation will relate solely to the ANGI Term Loan, which was $244.1 million as of March 31, 2020.
On May 6, 2020, IAC filed a registration statement on Form S-3 for an offering to sell from time to time up to $1.5 billion worth of shares of IAC Class M common stock (or New Match common stock). The net proceeds New Match receives pursuant to such sales, if any, will be transferred to New IAC following the closing of the offering (which closing would occur contemporaneously with the consummation of the Separation) and the number of shares of New Match to be received by IAC stockholders will be reduced to reflect the number of New Match shares sold in this offering.

CONTRACTUAL OBLIGATIONS

	Payments Due by Period
Contractual Obligations(a)	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years	Total
	(In thousands)
Long-term debt(b)	$19,575	$60,925	$186,243	$—	$266,743
Operating leases(c)	40,305	74,275	65,436	239,714	419,730
Purchase obligations(d)	82,452	42,915	—	—	125,367
Total contractual obligations	$142,332	$178,115	$251,679	$239,714	$811,840
__________________________________________________________________________

(a)
The Company has excluded $15.3 million in unrecognized tax benefits and related interest from the table above as we are unable to make a reasonably reliable estimate of the period in which these liabilities might be paid. For additional information on income taxes, see "Note 2—Income Taxes" to the combined financial statements included in "Item 1. Combined Financial Statements."

(b)
Represents contractual amounts due including interest on a variable rate instrument. Long-term debt at March 31, 2020 consists of the $244.1 million ANGI Term Loan, bearing interest at LIBOR plus 1.50%, or 2.28% at March 31, 2020. The amount of interest ultimately paid on the variable rate debt may differ based on changes in interest rates. For additional information on long-term debt, see "Note 6—Long-term Debt" to the combined financial statements included in "Item 1. Combined Financial Statements."

(c)
The Company leases land, office space, data center facilities and equipment used in connection with operations under various operating leases, the majority of which contain escalation clauses. Operating lease obligations include legally binding minimum lease payments for leases signed but not yet commenced. The Company is also committed to pay a portion of the related operating expenses under certain lease agreements. These operating expenses are not included in the table above.

(d)
The purchase obligations primarily consist of payments for cloud computing arrangements, advertising commitments, and a remaining payment of $13.1 million related to a 50% interest in a corporate aircraft.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
The Company's exposure to market risk for changes in interest rates relates primarily to the Company's long-term debt, including current maturities.
At March 31, 2020, the $244.1 million outstanding balance on the ANGI Term Loan bore interest at LIBOR plus 1.50%. As of March 31, 2020, the rate in effect was 2.28%. If LIBOR were to increase or decrease by 100 basis points, then the annual interest expense on the ANGI Term Loan would increase or decrease by $2.5 million.
Foreign Currency Exchange Risk
The Company conducts business in certain foreign markets, primarily in various jurisdictions within the European Union, and, as a result, is exposed to foreign exchange risk for both the Euro and British Pound ("GBP").
For the three months ended March 31, 2020 and 2019, international revenue accounted for 21% and 24%, respectively, of our combined revenue. The Company has exposure to foreign currency exchange risk related to investments in foreign subsidiaries that transact business in a functional currency other than the U.S. dollar. As a result, as foreign currency exchange rates fluctuate, the translation of the statement of operations of the Company's international businesses into U.S. dollars affects year-over-year comparability of operating results.
The Company is also exposed to foreign currency transaction gains and losses to the extent it or its subsidiaries conduct transactions in and/or have assets and/or liabilities that are denominated in a currency other than the entity's functional currency. The Company recorded foreign exchange losses of $1.7 million and $0.1 million for the three months ended March 31, 2020 and 2019, respectively.
Foreign currency exchange gains or losses historically have not been material to the Company. As a result, historically, the Company has not hedged foreign currency exposures. The continued growth and expansion of our international operations increases our exposure to foreign exchange rate fluctuations. Significant foreign exchange rate fluctuations, in the case of one currency or collectively with other currencies, could have a significant impact on our future results of operations.

Item 4.    Controls and Procedures
The Company monitors and evaluates on an ongoing basis its disclosure controls and procedures and internal control over financial reporting in order to improve their overall effectiveness. In the course of these evaluations, the Company modifies and refines its internal processes as conditions warrant.
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), New IAC management, including our principal executive and principal financial officers, or persons performing similar functions, evaluated the effectiveness of the Company's disclosure controls and procedures as defined by Rule 13a-15(e) under the Exchange Act. Based on this evaluation, management has concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report in providing reasonable assurance that information we are required to disclose in our filings with the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
There were no changes to the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
Overview
On December 19, 2019, the Company entered into a Transaction Agreement (as amended as of April 28, 2020, the "Transaction Agreement") with IAC/InterActiveCorp ("IAC"), Match Group, Inc. ("MTCH") and Valentine Merger Sub LLC, an indirect wholly owned subsidiary of IAC. Subject to the terms and conditions set forth in the Transaction Agreement, if the transactions contemplated by the Transaction Agreement are consummated, the businesses of MTCH will be separated from the remaining businesses of IAC through a series of transactions that will result in the pre-transaction stockholders of IAC owning shares in two, separate public companies—(1) IAC, which will be renamed Match Group, Inc. ("New Match") and which will own the businesses of MTCH and certain IAC financing subsidiaries, and (2) New IAC, which will be renamed IAC/InterActiveCorp and which will own IAC's other businesses-and the pre-transaction stockholders of MTCH (other than IAC) owning shares in New Match. Completion of the separation, which is expected to occur in the second quarter of 2020, is subject to a number of conditions, including approval by a majority of the disinterested shareholders of MTCH, approval of IAC’s shareholders and other customary conditions and approvals. We refer to this transaction as the "Separation."
As used herein, "New IAC," the "Company," "we," "our" or "us" and similar terms refer to IAC Holdings, Inc. and its subsidiaries (unless the context requires otherwise).
In the ordinary course of business, New IAC and its subsidiaries may become parties to litigation involving property, personal injury, contract, intellectual property and other claims, as well as stockholder derivative actions, class action lawsuits and other matters. The amounts that may be recovered in such matters may be subject to insurance coverage. The litigation matter described below (in which New IAC will be a defendant following the completion of the Separation) involves issues or claims that may be of particular interest to New IAC's stockholders following the completion of the Separation, regardless of whether any of these matters may be material to New IAC's financial position or operations based upon the standard set forth in the rules of the Securities and Exchange Commission.
Tinder Optionholder Litigation against IAC and MTCH
On August 14, 2018, ten then-current and former employees of Match Group, LLC or Tinder, Inc. ("Tinder"), an operating business of Match Group, filed a lawsuit in New York state court against IAC and MTCH. See Sean Rad et al. v. IAC/InterActiveCorp and Match Group, Inc., No. 654038/2018 (Supreme Court, New York County). The complaint alleges that in 2017, the defendants: (i) wrongfully interfered with a contractually established process for the independent valuation of Tinder by certain investment banks, resulting in a substantial undervaluation of Tinder and a consequent underpayment to the plaintiffs upon exercise of their Tinder stock options, and (ii) then wrongfully merged Tinder into MTCH, thereby depriving the plaintiffs of their contractual right to later valuations of Tinder on a stand‑alone basis. The complaint asserts claims for breach of contract, breach of the implied covenant of good faith and fair dealing, unjust enrichment, interference with contractual relations (as against MTCH only), and interference with prospective economic advantage, and seeks compensatory damages in the amount of at least $2 billion, as well as punitive damages. On August 31, 2018, four plaintiffs who were still employed by MTCH filed a notice of discontinuance of their claims without prejudice, leaving the six former employees as the remaining plaintiffs.
On October 9, 2018, the defendants filed a motion to dismiss the complaint on various grounds, including that the 2017 valuation of Tinder by the investment banks was an expert determination any challenge to which is both time‑barred under applicable law and available only on narrow substantive grounds that the plaintiffs have not pleaded in their complaint; the plaintiffs opposed the motion. On June 13, 2019, the court issued a decision and order: (i) granting the motion to dismiss the claims for breach of the implied covenant of good faith and fair dealing and for unjust enrichment, (ii) granting the motion to dismiss the merger-related claim for breach of contract as to two of the remaining six plaintiffs, and (iii) otherwise denying the motion to dismiss. On June 21, 2019, the defendants filed a notice of appeal from the trial court’s partial denial of their motion to dismiss, and the parties thereafter briefed the appeal. On October 29, 2019, the Appellate Division, First Department, issued an order affirming the lower court’s decision. On November 22, 2019, the defendants filed a motion for reargument or, in the alternative, leave to appeal the Appellate Division’s order to the New York Court of Appeals; the plaintiffs opposed the motion. On May 21, 2020, the Appellate Division issued an order: (i) granting the defendants’ motion for reargument, vacating its prior decision, and replacing it with a new decision that affirmed the lower court’s decision on different grounds, and (ii) denying the defendants’ motion for leave to appeal the initial (and now vacated) decision to the Court of Appeals, without prejudice to the defendants’ filing a motion for leave to appeal the new decision to the Court of Appeals.

On June 3, 2019, the defendants filed a second motion to dismiss based upon certain provisions of the plaintiffs’ agreement with a litigation funding firm; the plaintiffs opposed the motion, which remains pending. On July 15, 2019, the defendants filed an answer denying the material allegations of the complaint, as well as counterclaims against Sean Rad for breach of contract and unjust enrichment based upon his alleged misappropriation of confidential company information. On September 13, 2019, the defendants filed an amended answer and counterclaims, adding claims based on Rad's alleged unauthorized recording of conversations with company employees. On November 21, 2019, the defendants filed a second amended answer and counterclaims, adding claims based on Rad’s alleged unauthorized destruction of company information and breach of his non-solicitation obligations.
Document discovery in the case is substantially complete; deposition discovery has begun but is currently in hiatus in light of the COVID-19 pandemic. On January 30, 2020, the parties participated in a mediation that did not result in the resolution of the matter. IAC and MTCH believe that the allegations against them in this lawsuit are without merit and will continue to defend vigorously against it.
Pursuant to the Transaction Agreement, Match has agreed to indemnify the Company for matters relating to any business of Match, including indemnifying the Company for costs related to the matter described above.
Item 1A.    Risk Factors
Cautionary Statement Regarding Forward-Looking Information
This quarterly report on Form 10-Q contains “forward‑looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The use of words such as “anticipates,” “estimates,” “expects,” “plans” and “believes,” among others, generally identify forward-looking statements. These forward-looking statements include, among others, statements relating to: New IAC’s future financial performance, New IAC’s business prospects and strategy, including the separation of MTCH from IAC, anticipated trends and prospects in the industries in which New IAC’s businesses operate and other similar matters. These forward-looking statements are based on New IAC management’s expectations and assumptions about future events as of the date of this quarterly report, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict.
Actual results could differ materially from those contained in these forward-looking statements for a variety of reasons, including, among others: (i) the risks inherent in separating MTCH from IAC (including uncertainties related to, among other things: the costs and expected benefits of the proposed transaction, the expected tax treatment of the transaction and any litigation arising out of or relating to the transaction and the impact of the transaction on the businesses of New IAC, (ii) the impact of the COVID-19 outbreak on our businesses, (iii) our continued ability to market, distribute and monetize our products and services through search engines, digital app stores and social media platforms, (iv) our ability to market our products and services in a successful and cost-effective manner, (v) the continued display of links to websites offering our products and services in a prominent manner in search results, (vi) changes in our relationship with (or policies implemented by) Google, (vii) our ability to compete, (viii) the failure or delay of the markets and industries in which our businesses operate to migrate online, (ix) adverse economic events or trends (particularly those that adversely impact consumer confidence and spending behavior), either generally and/or in any of the markets in which our businesses operate, (x) our ability to build, maintain and/or enhance our various brands, (xi) our ability to develop and monetize versions of our products and services for mobile and other digital devices, (xii) our ability to establish and maintain relationships with quality service professionals and caregivers, (xiii) our continued ability to communicate with users and consumers via e-mail (or other sufficient means), (xiv) our ability to access, collect and use personal data about our users and subscribers, (xv) our ability to successfully offset increasing digital app store fees, (xvi) our ability to protect our systems from cyberattacks and to protect personal and confidential user information, (xvii) the occurrence of data security breaches, fraud and/or additional regulation involving or impacting credit card payments, (xviii) the integrity, quality, scalability and redundancy of our systems, technology and infrastructure (and those of third parties with whom we do business), (xix) changes in key personnel, (xx) our ability to service our outstanding indebtedness and interest rate risk, (xxi) dilution with respect to our investment in ANGI Homeservices, (xxii) foreign exchange currency rate fluctuations, (xxiii) operational and financial risks relating to acquisitions and our continued ability to identify suitable acquisition candidates, (xxiv) our ability to operate in (and expand into) international markets successfully, (xxv) regulatory changes, (xxvi) our ability to adequately protect our intellectual property rights and not infringe the intellectual property rights of third parties, (xxvii) the possibility that our historical combined results may not be indicative of our future results and (xxviii) the possibility that substantial sales of New IAC common stock following the Separation (or the perception that such sales may occur), could depress the market price of New IAC common stock.

Certain of these and other risks and uncertainties are discussed in our filings with the SEC, including under the captions "Risks Relating to the Separation" and "Risks Relating to New IAC's Business Following the Separation" in our Registration Statement on Form S-4 (Registration No. 333-236420), as amended. Other unknown or unpredictable factors that could also adversely affect New IAC's business, financial condition and operating results may arise from time to time. In light of these risks and uncertainties, the forward-looking statements discussed in this quarterly report may not prove to be accurate. Accordingly, you should not place undue reliance on these forward-looking statements, which only reflect the views of New IAC management as of the date of this quarterly report. New IAC does not undertake to update these forward-looking statements.
Risk Factors
        In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the factors discussed under the captions "Risk Relating to the Separation" and "Risks Relating to New IAC's Business Following the Separation" in our Registration Statement on Form S-4 (Registration No. 333-236420), as amended, which could materially affect New IAC's business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect New IAC's business, financial condition and/or operating results.
Items 2-5.    Not applicable.

Item 6.    Exhibits
The documents set forth below, numbered in accordance with Item 601 of Regulation S-K, are filed herewith, incorporated by reference to the location indicated or furnished herewith.

Exhibit Number	Description	Location
2.1	Transaction Agreement, dated as of December 19, 2019, by and among IAC/InterActiveCorp, IAC Holdings, Inc., Valentine Merger Sub LLC and Match Group, Inc.	Annex A to the joint proxy statement/prospectus forming a part of the Registrant's Registration Statement on Form S-4, filed on February 13, 2020.
2.2	Amendment, dated April 28, 2020, to the Transaction Agreement, dated as of December 19, 2019, by and among IAC/InterActiveCorp, IAC Holdings, Inc., Valentine Merger Sub LLC and Match Group, Inc.	Exhibit 2.1 to IAC/InterActiveCorp's Form 8-K, filed on April 28, 2020.
3.1	Certificate of Incorporation of IAC Holdings, Inc., dated as of November 19, 2019.	Exhibit 3.1 to the Registrant's Registration Statement on Form S-4, filed on February 13, 2020.
3.2	By-Laws of IAC Holdings, Inc, dated as of November 19, 2019.	Exhibit 3.2 to the Registrant's Registration Statement on Form S-4, filed on February 13, 2020.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act. (1)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act. (1)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act. (2)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act. (2)
101.INS	Inline XBRL Instance (1)	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema (1)
101.CAL	Inline XBRL Taxonomy Extension Calculation (1)
101.DEF	Inline XBRL Taxonomy Extension Definition (1)
101.LAB	Inline XBRL Taxonomy Extension Labels (1)
101.PRE	Inline XBRL Taxonomy Extension Presentation (1)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_______________________________________________________________________________

(1)	Filed herewith.

(2)	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	June 3, 2020
IAC HOLDINGS, INC.

		By:	/s/ GLENN H. SCHIFFMAN
Glenn H. Schiffman
Executive Vice President and Chief Financial Officer

Signature	Title	Date

/s/ GLENN H. SCHIFFMAN	Executive Vice President and Chief Financial Officer	June 3, 2020
Glenn H. Schiffman