Form 10-Q
period 2020-06-30
IAC/InterActiveCorp
filed 2020-08-10
CIK 1800227

As filed with the Securities and Exchange Commission on August 10, 2020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2020
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from__________to__________
Commission File No. 001-39356

IAC/INTERACTIVECORP
(Exact name of registrant as specified in its charter)

Delaware	84-3727412
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
555 West 18th Street, New York, New York 10011
(Address of registrant's principal executive offices)
(212) 314-7300
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of exchange on which registered
Common stock, par value $0.001	IAC	The Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act:
None
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of August 7, 2020, the following shares of the registrant's common stock were outstanding:

Common Stock	79,528,066
Class B Common Stock	5,789,499
Total outstanding Common Stock	85,317,565

PART I
FINANCIAL INFORMATION
Item 1.    Consolidated and Combined Financial Statements
IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED AND COMBINED BALANCE SHEET
(Unaudited)

	June 30, 2020	December 31, 2019
	(In thousands)
ASSETS
Cash and cash equivalents	$2,447,678	$839,796
Short-term investments	20,000	—
Marketable securities	468,990	—
Accounts receivable, net of allowance and reserves of $33,413 and $24,148, respectively	205,377	181,875
Note receivable—related party	—	55,251
Other current assets	146,289	152,334
Total current assets	3,288,334	1,229,256

Building, capitalized software, leasehold improvements and equipment, net	269,221	305,414
Goodwill	1,818,860	1,616,867
Intangible assets, net of accumulated amortization	428,469	350,150
Long-term investments	296,491	347,975
Other non-current assets	270,388	247,746
TOTAL ASSETS	$6,371,763	$4,097,408

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Current portion of long-term debt	$13,750	$13,750
Accounts payable, trade	99,143	72,452
Deferred revenue	242,756	178,647
Accrued expenses and other current liabilities	348,901	320,473
Total current liabilities	704,550	585,322

Long-term debt, net	225,336	231,946
Income taxes payable	6,152	6,410
Deferred income taxes	58,860	44,459
Other long-term liabilities	186,955	180,307

Redeemable noncontrolling interests	43,583	43,818

Commitments and contingencies

SHAREHOLDERS' EQUITY:
Common stock, $0.001 par value; authorized 1,600,000 shares; 79,343 shares issued and outstanding at June 30, 2020	79	—
Class B common stock, $0.001 par value; authorized 400,000 shares; 5,789 shares issued and outstanding at June 30, 2020	6	—
Additional paid-in-capital	4,661,231	—
Invested capital	—	2,547,251
Accumulated other comprehensive loss	(13,781)	(12,226)
Total IAC shareholders' equity and invested capital, respectively	4,647,535	2,535,025
Noncontrolling interests	498,792	470,121
Total shareholders' equity	5,146,327	3,005,146
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$6,371,763	$4,097,408

The accompanying Notes to Consolidated and Combined Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Revenue	$726,361	$688,685	$1,410,485	$1,329,905
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	178,639	149,725	357,966	289,573
Selling and marketing expense	308,826	316,213	617,033	619,411
General and administrative expense	240,725	158,463	414,466	312,914
Product development expense	62,283	45,935	124,246	90,360
Depreciation	16,604	12,893	32,096	24,033
Amortization of intangibles	26,303	19,226	72,062	41,567
Goodwill impairment	—	—	211,973	—
Total operating costs and expenses	833,380	702,455	1,829,842	1,377,858
Operating loss	(107,019)	(13,770)	(419,357)	(47,953)
Interest expense	(1,555)	(3,237)	(3,772)	(6,504)
Other (expense) income, net	(21,569)	33,982	(79,017)	28,565
(Loss) earnings before income taxes	(130,143)	16,975	(502,146)	(25,892)
Income tax benefit	36,079	5,046	77,511	34,240
Net (loss) earnings	(94,064)	22,021	(424,635)	8,348
Net (earnings) loss attributable to noncontrolling interests	(2,053)	(8,232)	319	(8,806)
Net (loss) earnings attributable to IAC shareholders	$(96,117)	$13,789	$(424,316)	$(458)

Per share information attributable to IAC shareholders:
Basic (loss) earnings per share	$(1.13)	$0.16	$(4.98)	$(0.01)
Diluted (loss) earnings per share	$(1.13)	$0.16	$(4.98)	$(0.01)

Stock-based compensation expense by function:
Cost of revenue	$110	$19	$128	$43
Selling and marketing expense	1,130	1,430	2,406	2,751
General and administrative expense	76,622	31,856	110,268	62,323
Product development expense	1,835	2,302	4,076	5,165
Total stock-based compensation expense	$79,697	$35,607	$116,878	$70,282
The accompanying Notes to Consolidated and Combined Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENT OF COMPREHENSIVE OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Net (loss) earnings	$(94,064)	$22,021	$(424,635)	$8,348
Other comprehensive income (loss), net of income taxes:
Change in foreign currency translation adjustment	4,166	(1,946)	(2,464)	142
Change in unrealized gains and losses on available-for-sale marketable debt securities	11	—	(1)	(3)
Total other comprehensive income (loss), net of income taxes	4,177	(1,946)	(2,465)	139
Comprehensive (loss) income, net of income taxes	(89,887)	20,075	(427,100)	8,487
Components of comprehensive (income) loss attributable to noncontrolling interests:
Net (earnings) loss attributable to noncontrolling interests	(2,053)	(8,232)	319	(8,806)
Change in foreign currency translation adjustment attributable to noncontrolling interests	(22)	597	957	134
Change in unrealized gains and losses of available-for-sale marketable debt securities attributable to noncontrolling interests	—	—	—	1
Comprehensive (income) loss attributable to noncontrolling interests	(2,075)	(7,635)	1,276	(8,671)
Comprehensive (loss) income attributable to IAC shareholders	$(91,962)	$12,440	$(425,824)	$(184)

The accompanying Notes to Consolidated and Combined Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENT OF SHAREHOLDERS' EQUITY
Three and Six Months Ended June 30, 2020
(Unaudited)

		IAC Shareholders' Equity and Invested Capital
	Redeemable Noncontrolling Interests	Common Stock, $0.001 par value		Class B Common Stock, $0.001 par value		Additional Paid-in-Capital	Invested Capital	Accumulated Other Comprehensive Loss	Total IAC Shareholders' Equity and Invested Capital	Noncontrolling Interests	Total Shareholders' Equity
		$	Shares	$	Shares
		(in thousands)
Balance as of March 31, 2020	$42,152	$—	—	$—	—	$—	$3,935,166	$(17,926)	$3,917,240	$479,612	$4,396,852
Net (loss) earnings	(173)	—	—	—	—	—	(96,117)	—	(96,117)	2,226	(93,891)
Other comprehensive (loss) income, net of income taxes	(786)	—	—	—	—	—	—	4,155	4,155	808	4,963
Stock-based compensation expense	—	—	—	—	—	—	61,502	—	61,502	18,607	80,109
Adjustment of redeemable noncontrolling interests to fair value	2,389	—	—	—	—	—	(2,389)	—	(2,389)	—	(2,389)
Issuance of ANGI Homeservices common stock pursuant to stock-based awards, net of withholding taxes	—	—	—	—	—	—	(5,748)	(10)	(5,758)	(2,461)	(8,219)
Purchase of ANGI Homeservices treasury stock	—	—	—	—	—	—	(15,888)	—	(15,888)	—	(15,888)
Net decrease in Old IAC's investment in the Company prior to the Separation	—	—	—	—	—	—	(53,123)	—	(53,123)	—	(53,123)
Cash merger consideration paid by Old IAC in connection with the Separation	—	—	—	—	—	—	837,913	—	837,913	—	837,913
Capitalization as a result of the Separation	—	79	79,343	6	5,789	4,661,231	(4,661,316)	—	—	—	—
Other	1	—	—	—	—	—	—	—	—	—	—
Balance as of June 30, 2020	$43,583	$79	79,343	$6	5,789	$4,661,231	$—	$(13,781)	$4,647,535	$498,792	$5,146,327

Balance as of December 31, 2019	$43,818	$—	$—	$—	$—	$—	$2,547,251	$(12,226)	$2,535,025	$470,121	$3,005,146
Net (loss) earnings	(1,205)	—	—	—	—	—	(424,316)	—	(424,316)	886	(423,430)
Other comprehensive loss, net of income taxes	(687)	—	—	—	—	—	—	(1,508)	(1,508)	(270)	(1,778)
Stock-based compensation expense	15	—	—	—	—	—	72,891	—	72,891	40,818	113,709
Purchase of redeemable noncontrolling interests	(3,165)	—	—	—	—	—	—	—	—	—	—
Adjustment of redeemable noncontrolling interests to fair value	4,807	—	—	—	—	—	(4,807)	—	(4,807)	—	(4,807)
Issuance of ANGI Homeservices common stock pursuant to stock-based awards, net of withholding taxes	—	—	—	—	—	—	1,248	(47)	1,201	(12,763)	(11,562)
Purchase of ANGI Homeservices treasury stock	—	—	—	—	—	—	(54,859)	—	(54,859)	—	(54,859)
Net increase in Old IAC's investment in the Company prior to the Separation	—	—	—	—	—	—	1,685,995	—	1,685,995	—	1,685,995
Cash merger consideration paid by Old IAC in connection with the Separation	—	—	—	—	—	—	837,913		837,913	—	837,913
Capitalization as a result of the Separation	—	79	79,343	6	5,789	4,661,231	(4,661,316)	—	—	—	—
Balance as of June 30, 2020	$43,583	$79	$79,343	$6	$5,789	$4,661,231	$—	$(13,781)	$4,647,535	$498,792	$5,146,327

The accompanying Notes to Consolidated and Combined Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
COMBINED STATEMENT OF PARENT'S EQUITY
Three and Six Months Ended June 30, 2019
(Unaudited)

		Old IAC Equity in
		IAC/InterActiveCorp
			Accumulated Other Comprehensive Loss	Total Old IAC Equity in IAC/InterActiveCorp
	Redeemable Noncontrolling Interests	Invested Capital			Noncontrolling Interests	Total Shareholders' Equity

Balance as of March 31, 2019	$71,914	$2,241,177	$(10,913)	$2,230,264	$430,609	$2,660,873
Net earnings	6,953	13,789	—	13,789	1,279	15,068
Other comprehensive loss, net of income taxes	(335)	—	(1,347)	(1,347)	(264)	(1,611)
Stock-based compensation expense	35	18,087	—	18,087	17,485	35,572
Purchase of redeemable noncontrolling interests	(2,939)	—	—	—	—	—
Adjustment of redeemable noncontrolling interests to fair value	(104)	104	—	104	—	104
Issuance of ANGI Homeservices common stock pursuant to stock-based awards, net of withholding taxes	—	(12,640)	2	(12,638)	2,382	(10,256)
Noncontrolling interests created in acquisitions	3,967	—	—	—	—	—
Net decrease in Old IAC's investment in the Company prior to the Separation	—	(12,725)	—	(12,725)	—	(12,725)
Other	(24)	—	—	—	—	—
Balance as of June 30, 2019	$79,467	$2,247,792	$(12,258)	$2,235,534	$451,491	$2,687,025

Balance as of December 31, 2018	$65,687	$2,296,583	$(12,541)	$2,284,042	$400,358	$2,684,400
Net earnings (loss)	5,902	(458)	—	(458)	2,904	2,446
Other comprehensive (loss) income, net of income taxes	(149)	—	274	274	14	288
Stock-based compensation expense	77	33,480	—	33,480	36,725	70,205
Purchase of redeemable noncontrolling interests	(6,121)	—	—	—	—	—
Adjustment of redeemable noncontrolling interests to fair value	10,138	(10,138)	—	(10,138)	—	(10,138)
Issuance of ANGI Homeservices common stock pursuant to stock-based awards, net of withholding taxes	—	(37,737)	9	(37,728)	11,490	(26,238)
Noncontrolling interests created in acquisitions	3,967	—	—	—	—	—
Net decrease in Old IAC's investment in the Company prior to the Separation	—	(33,938)	—	(33,938)	—	(33,938)
Other	(34)	—	—	—	—	—
Balance as of June 30, 2019	$79,467	$2,247,792	$(12,258)	$2,235,534	$451,491	$2,687,025

The accompanying Notes to Consolidated and Combined Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2020	2019
	(In thousands)
Cash flows from operating activities:
Net (loss) earnings	$(424,635)	$8,348
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Stock-based compensation expense	116,878	70,282
Amortization of intangibles	72,062	41,567
Depreciation	32,096	24,033
Bad debt expense	41,900	33,229
Goodwill impairment	211,973	—
Deferred income taxes	(50,145)	(36,585)
Losses (gains) on equity securities, net	76,191	(31,195)
Other adjustments, net	10,505	15,147
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(47,780)	(63,543)
Other assets	(12,611)	19,668
Accounts payable and other liabilities	1,980	(416)
Income taxes payable and receivable	(5,508)	1,831
Deferred revenue	51,977	26,014
Net cash provided by operating activities	74,883	108,380
Cash flows from investing activities:
Acquisitions, net of cash acquired	(529,174)	(197,267)
Capital expenditures	(27,428)	(55,903)
Proceeds from maturities of marketable debt securities	50,000	25,000
Purchases of marketable securities	(489,486)	—
Net proceeds from the sale of businesses and investments	14,784	23,077
Decrease (increase) in notes receivable—related party	54,828	(13,500)
Other, net	(7,137)	(3,078)
Net cash used in investing activities	(933,613)	(221,671)
Cash flows from financing activities:
Principal payments on ANGI Homeservices Term Loan	(6,875)	(6,875)
Principal payments on related-party debt	—	(2,500)
Purchase of ANGI Homeservices treasury stock	(54,400)	—
Proceeds from the exercise of ANGI Homeservices stock options	—	573
Withholding taxes paid on behalf of ANGI Homeservices employees on net settled stock-based awards	(11,494)	(26,245)
Purchase of noncontrolling interests	(3,165)	(6,121)
Cash merger consideration paid by Old IAC in connection with the Separation	837,913	—
Transfers from (to) Old IAC for periods prior to the Separation	1,706,479	(51,796)
Other, net	(466)	(3,745)
Net cash provided by (used in) financing activities	2,467,992	(96,709)
Total cash provided (used)	1,609,262	(210,000)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(1,245)	139
Net increase (decrease) in cash and cash equivalents and restricted cash	1,608,017	(209,861)
Cash and cash equivalents and restricted cash at beginning of period	840,732	886,836
Cash and cash equivalents and restricted cash at end of period	$2,448,749	$676,975

The accompanying Notes to Consolidated and Combined Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED & COMBINED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Separation
On December 19, 2019, IAC/InterActiveCorp ("Old IAC") entered into a Transaction Agreement (as amended as of April 28, 2020 and June 22, 2020, the "Transaction Agreement") with Match Group, Inc. ("Old MTCH"), IAC Holdings, Inc. ("New IAC" or the "Company"), a direct wholly owned subsidiary of Old IAC, and Valentine Merger Sub LLC, an indirect wholly owned subsidiary of Old IAC. On June 30, 2020, the businesses of Old MTCH separated from the remaining businesses of Old IAC through a series of transactions that resulted in the pre-transaction stockholders of Old IAC owning shares in two, separate public companies—(1) Old IAC, which was renamed Match Group, Inc. ("New Match") and which owns the businesses of Old MTCH and certain Old IAC financing subsidiaries, and (2) New IAC, which was renamed IAC/InterActiveCorp, and which owns Old IAC's other businesses—and the pre-transaction stockholders of Old MTCH (other than Old IAC) owning shares in New Match. This transaction is referred to as the "Separation".
Nature of Operations
The Company operates Vimeo, Dotdash and Care.com, among many other online businesses, and has majority ownership of ANGI Homeservices, which includes HomeAdvisor, Angie’s List and Handy.
During the quarter ended June 30, 2020, the Company realigned its reportable segments as follows:

•	the ANGI Homeservices, Vimeo and Dotdash reportable segments remain unchanged;

•
Search, a new reportable segment, which includes Ask Media Group, which was previously a separate reportable segment (and was reported in the Emerging & Other segment in the financial statements of Old IAC prior to the Match Separation), and Desktop, which was previously included in the Applications reportable segment; and

•
Emerging & Other, which consists of Care.com, Mosaic Group, which was previously included in the Applications reportable segment, Bluecrew, Nursefly, The Daily Beast, IAC Films and, for periods prior to its sale on March 16, 2020, College Humor Media.

Basis of Presentation
As used herein, ‘‘IAC,’’ the ‘‘Company,’’ ‘‘we,’’ ‘‘our’’ or ‘‘us’’ and similar terms refer to IAC/InterActiveCorp and the businesses comprising IAC (unless the context requires otherwise).
The Company prepares its consolidated and combined financial statements (collectively referred to herein as "financial statements") in accordance with U.S. generally accepted accounting principles (‘‘GAAP’’).
The Company's financial statements were prepared on a consolidated basis beginning June 30, 2020 and on a combined basis for periods prior thereto. The difference in presentation is due to the fact that the final steps of the legal reorganization, including the contribution of all the entities that comprise the Company following the Separation, were not completed until June 30, 2020. The preparation of the financial statements on a combined basis for periods prior to June 30, 2020 allows for the financial statements to be presented on a consistent basis for all periods presented.
The historical combined financial statements of the Company have been derived from the consolidated financial statements and accounting records of Old IAC. The combined financial statements reflect the historical financial position, results of operations and cash flows of the entities comprising the Company since their respective dates of acquisition by Old IAC and the allocation to the Company of certain Old IAC corporate expenses based on the historical financial statements and accounting records of Old IAC through June 30, 2020. The consolidated financial statements include the accounts of the Company, all entities that are wholly-owned by the Company and all entities in which the Company has a controlling financial interest. For the purpose of the combined financial statements, income taxes have been computed as if the entities comprising the Company filed tax returns on a standalone, separate basis for periods prior to the Separation.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

All intercompany transactions and balances between and among the Company and its subsidiaries have been eliminated. All intercompany transactions between (i) the Company and (ii) Old IAC and its subsidiaries for periods prior to the Separation are considered to be effectively settled for cash at the time the transaction is recorded. The total net effect of the settlement of these intercompany transactions is reflected in the statement of cash flows as a financing activity and in the balance sheet as ‘‘Invested capital.’’
In management’s opinion, the assumptions underlying the historical financial statements of the Company, including the basis on which the expenses have been allocated from Old IAC, are reasonable. However, the allocations may not reflect the expenses that we may have incurred as an independent, stand-alone company for the periods presented.
The accompanying unaudited financial statements have been prepared in accordance with GAAP for interim financial information and with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and notes required by GAAP for complete annual financial statements. In the opinion of management, the accompanying unaudited financial statements include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Interim results are not necessarily indicative of the results that may be expected for the full year. The accompanying unaudited interim financial statements should be read in conjunction with the annual audited financial statements of the Company and notes thereto for the year ended December 31, 2019 filed on Form S-4/A with the SEC on April 28, 2020.
COVID-19 Update
The impact on the Company from the COVID-19 outbreak, which has been declared a "pandemic" by the World Health Organization, has been varied. The extent to which developments related to the COVID-19 outbreak and measures designed to curb its spread continue to impact the Company’s business, financial condition and results of operations will depend on future developments, all of which are highly uncertain and many of which are beyond the Company’s control, including the speed of contagion, the development and implementation of effective preventative measures and possible treatments, the scope of governmental and other restrictions on travel, discretionary services and other activity, and public reactions to these developments. For example, these developments and measures have resulted in rapid and adverse changes to the operating environment in which we do business, as well as significant uncertainty concerning the near and long term economic ramifications of the COVID-19 outbreak, which have adversely impacted our ability to forecast our results and respond in a timely and effective manner to trends related to the COVID-19 outbreak. The longer the global outbreak and measures designed to curb the spread of the virus continue to adversely affect levels of consumer confidence, discretionary spending and the willingness of consumers to interact with other consumers, vendors and service providers face-to-face (and in turn, adversely affect demand for the Company’s various products and services), the greater the adverse impact is likely to be on the Company’s business, financial condition and results of operations and the more limited will be the Company’s ability to try and make up for delayed or lost revenues.
In March 2020, the Company's ANGI Homeservices business experienced a decline in demand for service requests, driven primarily by decreases in demand in certain categories of jobs (particularly discretionary indoor projects). In the second quarter of 2020, ANGI Homeservices experienced a rebound in service requests, exceeding pre-COVID-19 growth levels, driven by increased demand from homeowners who spent more time at home due to measures taken to reduce the spread of COVID-19. However, many service professionals' businesses have been adversely impacted by labor and material constraints, which negatively impacted ANGI Homeservices' ability to monetize this increased level of service requests. Vimeo has seen strong revenue growth as the demand for communication via video has increased due to the pandemic. The Search segment has experienced a significant decline in revenue due, in part, to the decrease in advertising rates due to the impact of COVID-19. In addition, the United States, which represents 81% and 80% of the Company's revenue for the three and six months ended June 30, 2020, respectively, has experienced a resurgence of the COVID-19 virus beginning in June 2020. This resurgence could materially and adversely affect our business, financial condition and results of operations.
In the quarter ended March 31, 2020, the Company determined that the effects of COVID-19 were an indicator of possible impairment for certain of its assets and identified the following impairments:

•	a $212.0 million impairment related to the goodwill of the Desktop reporting unit;

•	a $21.4 million impairment related to certain indefinite-lived intangible assets of the Desktop reporting unit;

•	a $51.5 million impairment of certain equity securities without readily determinable fair values; and

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

•	a $7.5 million impairment of a note receivable and a warrant related to certain investees.
There were no impairments identified during the three months ended June 30, 2020.
Accounting Estimates
Management of the Company is required to make certain estimates, judgments and assumptions during the preparation of its financial statements in accordance with GAAP. These estimates, judgments and assumptions impact the reported amounts of assets, liabilities, revenue and expenses and the related disclosure of contingent assets and liabilities. Actual results could differ from these estimates.
On an ongoing basis, the Company evaluates its estimates and judgments, including those related to: the fair values of cash equivalents and marketable debt and equity securities; the carrying value of accounts receivable, including the determination of the allowance for credit losses; the determination of revenue reserves; the carrying value of right-of-use assets ("ROU assets"); the useful lives and recoverability of definite-lived intangible assets and building, capitalized software, leasehold improvements and equipment; the recoverability of goodwill and indefinite-lived intangible assets; the fair value of equity securities without readily determinable fair values; contingencies; the fair value of acquisition-related contingent consideration arrangements; unrecognized tax benefits; the valuation allowance for deferred income tax assets; and the fair value of and forfeiture rates for stock-based awards, among others. The Company bases its estimates and judgments on historical experience, its forecasts and budgets and other factors that the Company considers relevant.
Accounting for Investments in Equity Securities
Investments in equity securities, other than those of the Company's consolidated and combined subsidiaries and those accounted for under the equity method, if applicable, are accounted for at fair value or under the measurement alternative of Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, with any changes to fair value recognized within other income (expense), net each reporting period. Under the measurement alternative, equity investments without readily determinable fair values are carried at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar securities of the same issuer; value is generally determined based on a market approach as of the transaction date. A security will be considered identical or similar if it has identical or similar rights to the equity securities held by the Company. The Company reviews its investments in equity securities without readily determinable fair values for impairment each reporting period when there are qualitative factors or events that indicate possible impairment. Factors the Company considers in making this determination include negative changes in industry and market conditions, financial performance, business prospects, and other relevant events and factors. When indicators of impairment exist, the Company prepares quantitative assessments of the fair value of its investments in equity securities, which require judgment and the use of estimates. When the Company's assessment indicates that the fair value of the investment is below its carrying value, the Company writes down the investment to its fair value and records the corresponding charge within other income (expense), net. See "Note 5 - Financial Instruments and Fair Value Measurements" for additional information on the impairments of certain equity securities without readily determinable fair values recorded during the six months ended June 30, 2020.
In the event the Company has investments in the common stock or in-substance common stock of entities in which the Company has the ability to exercise significant influence over the operating and financial matters of the investee, but does not have a controlling financial interest, are accounted for using the equity method and are included in "Long-term investments" in the accompanying balance sheet. At June 30, 2020 and December 31, 2019, the Company did not have any investments accounted for using the equity method.
General Revenue Recognition
Revenue is recognized when control of the promised services or goods is transferred to the Company's customers and in the amount that reflects the consideration the Company expects to be entitled to in exchange for those services or goods.
The Company's disaggregated revenue disclosures are presented in "Note 10—Segment Information."

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Prior to January 1, 2020, ANGI's Handy business recorded revenue on a net basis. Effective January 1, 2020, the Company modified the Handy terms and conditions so that Handy, rather than the service professional, has the contractual relationship with the consumer to deliver the service and Handy, rather than the consumer, has the contractual relationship with the service professional. Consumers request services and pay for such services directly through the Handy platform and then Handy fulfills the request with independently established home services providers engaged in a trade, occupation and/or business that customarily provides such services. This change in contractual terms requires gross revenue accounting treatment effective January 1, 2020. Also, in the case of certain tasks, HomeAdvisor provides a pre-priced product offering, pursuant to which consumers can request services through a HomeAdvisor platform and pay HomeAdvisor for the services directly. HomeAdvisor then fulfills the request with independently established home services providers engaged in a trade, occupation and/or business that customarily provides such services. Revenue from HomeAdvisor’s pre-priced product offering is also recorded on a gross basis effective January 1, 2020. In addition to changing the presentation of revenue to gross from net, the timing of revenue recognition changed for HomeAdvisor pre-priced jobs and will be later than consumer connection revenue because the Company will not be able to record revenue, generally, until the service professional completes the job on the Company's behalf. The change to gross revenue reporting for Handy and HomeAdvisor’s pre-priced product offering, effective January 1, 2020, resulted in an increase in revenue of $15.3 million and $30.5 million during the three and six months ended June 30, 2020, respectively.
Deferred Revenue
Deferred revenue consists of advance payments that are received or are contractually due in advance of the Company's performance. The Company’s deferred revenue is reported on a contract by contract basis at the end of each reporting period. The Company classifies deferred revenue as current when the term of the applicable subscription period or expected completion of the Company's performance obligation is one year or less. The current and non-current deferred revenue balances at December 31, 2019 are $178.6 million and $1.3 million, respectively. During the six months ended June 30, 2020, the Company recognized $138.0 million of revenue that was included in the deferred revenue balance as of December 31, 2019. During the six months ended June 30, 2019, the Company recognized $115.9 million of revenue that was included in the deferred revenue balance as of December 31, 2018. The current and non-current deferred revenue balances at June 30, 2020 are $242.8 million and $1.5 million, respectively. Non-current deferred revenue is included in “Other long-term liabilities” in the accompanying balance sheet.
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
For sales incentive programs where the customer relationship period is one year or less, the Company has elected the practical expedient to expense the costs as incurred. The amount of capitalized sales commissions where the initial customer relationship period is greater than one year is $53.7 million and $42.4 million at June 30, 2020 and December 31, 2019, respectively. The current and non-current capitalized sales commissions balances are included in "Other current assets" and "Other non-current assets" in the accompanying balance sheet and are $46.1 million and $7.6 million, and $36.1 million and $6.2 million, at June 30, 2020 and December 31, 2019, respectively.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Credit Losses and Revenue Reserve
The following table presents the changes in the allowance for credit losses for the six months ended June 30, 2020:

June 30, 2020
(In thousands)
Balance at January 1	$20,257
Current period provision for credit losses	41,900
Write-offs charged against the allowance	(34,633)
Recoveries collected	1,297
Balance at June 30	$28,821
The revenue reserve was $4.6 million and $3.9 million at June 30, 2020 and December 31, 2019, respectively. The total allowance for credit losses and revenue reserve was $33.4 million and $24.1 million as of June 30, 2020 and December 31, 2019, respectively.
Certain Risks and Concentrations—Services Agreement with Google (the "Services Agreement")
A meaningful portion of the Company's revenue is attributable to the Services Agreement. In addition, the Company earns certain other advertising revenue from Google that is not attributable to the Services Agreement. For the three and six months ended June 30, 2020, total revenue earned from Google was $114.5 million and $253.5 million, representing 16% and 18%, respectively, of the Company's revenue. For the three and six months ended June 30, 2019, total revenue earned from Google was $196.4 million and $392.3 million, both representing 29%, of the Company's combined revenue. Accounts receivable related to revenue earned from Google totaled $42.4 million and $53.0 million at June 30, 2020 and December 31, 2019, respectively.
Revenue attributable to the Services Agreement is earned by the Desktop business and Ask Media Group within the Search segment. For the three and six months ended June 30, 2020, revenue from the Services Agreement of $37.2 million and $83.3 million, respectively, was earned within the Desktop business and $67.0 million and $147.5 million, respectively, within Ask Media Group. For the three and six months ended June 30, 2019, revenue from the Services Agreement of $78.1 million and $166.1 million, respectively, was earned within the Desktop business and $104.0 million and $198.8 million, respectively, within Ask Media Group.
The Services Agreement expires on March 31, 2023; provided that during September 2020 and during each September thereafter, either party may, after discussion with the other party, terminate the Services Agreement, effective on September 30 of the year following the year such notice is given. The Services Agreement requires that the Company comply with certain guidelines promulgated by Google. Google may generally unilaterally update its policies and guidelines without advance notice. These updates may be specific to the Services Agreement or could be more general and thereby impact the Company as well as other companies. These policy and guideline updates could in turn require modifications to, or prohibit and/or render obsolete certain of the Company's products, services and/or business practices, which could be costly to address or otherwise have an adverse effect on the Company's financial condition and results of operations, particularly the businesses in our Search segment. From time to time, Google has made changes to the policies under the Services Agreement and has also made industry-wide changes that have negatively impacted the Desktop business and Google may do so in the future.
Google announced an industry-wide Google Chrome Web Store policy change that will be effective on August 27, 2020. The change will reduce the number and type of toolbar browser extensions. This policy change is expected to negatively impact the revenue of Desktop’s existing installed base of toolbars and this impact may be material to the Desktop business. The Company will assess the impact of the policy change for possible impairments of the Desktop reporting unit and the related indefinite-lived intangible asset in the third quarter of 2020.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Adoption of New Accounting Pronouncements
Adoption of ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
The Company adopted ASU No. 2016-13 effective January 1, 2020. ASU No. 2016-13 replaces the “incurred loss” approach with an “expected loss” model, under which companies will recognize allowances based on expected rather than incurred losses. The Company adopted ASU No. 2016-13 using the modified retrospective approach and there was no cumulative effect arising from the adoption. The adoption of ASU No. 2016-13 did not have a material impact on the Company's financial statements.
Adoption of ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes
The Company adopted ASU No. 2019-12 effective January 1, 2020, which simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. Most amendments within ASU No. 2019-12 are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The Company adopted ASU No. 2019-12 on January 1, 2020 using the modified retrospective basis for those amendments that are not applied on a prospective basis. The adoption of ASU No. 2019-12 did not have a material impact on the Company's financial statements.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation.
NOTE 2—INCOME TAXES
The Company is included within Old IAC’s tax group for purposes of federal and consolidated state income tax return filings through June 30, 2020. In all periods presented, current and deferred income tax benefit/provision have been computed for the Company on an as if standalone, separate return basis and payments to and refunds from Old IAC for the Company’s share of Old IAC’s consolidated federal and state tax return liabilities/receivables calculated on this basis have been reflected within cash flows from operating activities in the accompanying statements of cash flows.
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
We have calculated the provision for income taxes during the three and six months ended June 30, 2020 using the estimated annual effective tax rate method described above. We have used the discrete effective tax rate method to calculate domestic taxes for the three and six months ended June 30, 2019 because small changes in estimated ordinary income would result in significant changes in the estimated annual effective tax rate.
For the three and six months ended June 30, 2020, the Company recorded an income tax benefit of $36.1 million and $77.5 million respectively, which represents an effective income tax rate of 28% and 15%, respectively. For the three months ended June 30, 2020, the effective income tax rate is higher than the statutory rate of 21% due primarily to excess tax benefits

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

generated by the exercise and vesting of stock-based awards and the recognition of amortizable tax basis for certain assets related to an intercompany transaction, partially offset by an unbenefited unrealized loss related to our investment in MGM Resorts International ("MGM"). For the six months ended June 30, 2020, the effective income tax rate is lower than the statutory rate of 21% due primarily to the non-deductible portion of the Desktop goodwill impairment charge and unbenefited losses related to other investment impairments, partially offset by a revaluation of net operating loss deferred taxes due to the CARES Act and excess tax benefits generated by the exercise and vesting of stock-based awards. For the three and six months ended June 30, 2019, the Company recorded an income tax benefit of $5.0 million and $34.2 million respectively, due primarily to excess tax benefits generated by the exercise and vesting of stock-based awards.
As a result of the Separation, the Company's net deferred tax liability was adjusted via invested capital for tax attributes allocated to it from the Old IAC consolidated federal and state tax filings. The allocation of tax attributes that was recorded as of June 30, 2020, is preliminary. Any subsequent adjustment to allocated tax attributes will be recorded as an adjustment to deferred taxes and additional paid-in capital.
The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in the income tax provision. Accruals for interest and penalties are not material.
The Company is routinely under audit by federal, state, local and foreign authorities in the area of income tax as a result of previously filed separate company and consolidated tax returns with Old IAC. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. The Internal Revenue Service ("IRS") has substantially completed its audit of Old IAC’s federal income tax returns for the years ended December 31, 2010 through 2016, which includes the operations of the Company. The IRS began its audit of the year ended December 31, 2017 in the second quarter of 2020. The statute of limitations for the years 2010 through 2012 and for the years 2013 through 2016 has been extended to May 31, 2021 and March 31, 2021, respectively. Returns filed in various other jurisdictions are open to examination for tax years beginning with 2009. Income taxes payable include unrecognized tax benefits considered sufficient to pay assessments that may result from the examination of prior year tax returns. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may not accurately anticipate actual outcomes and, therefore, may require periodic adjustment. Although management currently believes changes in unrecognized tax benefits from period to period and differences between amounts paid, if any, upon resolution of issues raised in audits and amounts previously provided will not have a material impact on the liquidity, results of operations, or financial condition of the Company, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future.
At June 30, 2020 and December 31, 2019, unrecognized tax benefits, including interest and penalties, are $18.8 million and $20.3 million, respectively. Unrecognized tax benefits, including interest and penalties, at June 30, 2020 decreased by $1.5 million due primarily to the effective settlement of certain prior year tax positions with the IRS relating to research credits, partially offset by an allocation of unrecognized tax benefits in the Separation. If unrecognized tax benefits at June 30, 2020 are subsequently recognized, $17.3 million, net of related deferred tax assets and interest, would reduce income tax expense. The comparable amount as of December 31, 2019 was $18.9 million. The Company believes it is reasonably possible that its unrecognized tax benefits could decrease by $6.1 million by March 31, 2021, due primarily to expirations of statutes of limitations and other settlements, all of which would reduce the income tax provision.
NOTE 3—BUSINESS COMBINATION
Care.com
On February 11, 2020, the Company acquired 100% of Care.com, a leading global platform for finding and managing family care, for a total purchase price of $626.9 million, which includes cash consideration of $587.0 million paid by the Company and the settlement of all outstanding vested employee equity awards for $40.0 million paid by Care.com prior to the completion of the acquisition. The Company's purchase accounting is not yet complete and is not expected to be finalized until the first quarter of 2021; the allocation of purchase price to the fair value of assets acquired and liabilities assumed is preliminary and subject to revision.
The table below summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Care.com
(In thousands)
Cash and cash equivalents	$57,702
Short-term investments	20,000
Accounts receivable	20,292
Other current assets	7,543
Property and equipment	2,894
Goodwill	415,504
Intangible assets	144,800
Other non-current assets	30,444
Total assets	699,179
Deferred revenue	(13,422)
Other current liabilities	(38,784)
Deferred income taxes	(33,960)
Other non-current liabilities	(26,039)
Net assets acquired	$586,974

The Company acquired Care.com because it is complementary to other marketplace businesses of IAC. The purchase price was based on the expected financial performance of Care.com, not on the value of the net identifiable assets at the time of acquisition. This resulted in a significant portion of the purchase price being attributed to goodwill.
The preliminary estimated fair values of the identifiable intangible assets acquired at the date of acquisition are as follows:

	Care.com
	(In thousands)	Useful Life (Years)
Indefinite-lived trade name and trademarks	$59,300	Indefinite
Developed technology	49,500	5
Customer relationships	35,200	2 - 5
Provider relationships	800	4
Total identifiable intangible assets acquired	$144,800

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
The financial results of Care.com are included in the Company's financial statements, within the Emerging & Other segment, beginning February 11, 2020. For the three and six months ended June 30, 2020, the Company included $48.0 million and $66.5 million of revenue, respectively, and $3.7 million and $15.9 million of net loss, respectively, in its statement of operations related to Care.com. For the three and six months ended June 30, 2020, the net loss of Care.com reflects a reduction in revenue of $4.6 million and $13.3 million due to the write-off of deferred revenue due to purchase accounting fair value adjustments, respectively, and $2.2 million and $7.0 million, respectively, in transaction-related costs, including severance.
Unaudited pro forma financial information

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The unaudited pro forma financial information in the table below presents the results of the Company and Care.com as if this acquisition had occurred on January 1, 2019. The unaudited pro forma financial information includes adjustments required under the acquisition method of accounting and is presented for informational purposes only and is not necessarily indicative of the results that would have been achieved had the acquisition occurred on January 1, 2019. For the three and six months ended June 30, 2020, pro forma adjustments include a reduction in transaction related costs (including stock-based compensation expense related to the acceleration of vesting of outstanding employee equity awards) of $2.2 million and $63.1 million, respectively, because they are one-time in nature and will not have a continuing impact on operations and an increase in revenue of $4.5 million and $13.2 million, respectively, related to deferred revenue written off as a part of the acquisition. For the three and six months ended June 30, 2019, pro forma adjustments include an increase in amortization of intangibles of $5.1 million and $9.1 million, respectively, and a decrease in revenue of $1.9 million and $9.5 million, respectively, related to the deferred revenue written off as a part of the acquisition.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Revenue	$730,906	$737,774	$1,449,669	$1,424,678
Net loss attributable to IAC shareholders	$(91,101)	$(5,732)	$(412,056)	$(30,437)
Basic and diluted loss per share attributable to IAC shareholders	$(1.07)	$(0.07)	$(4.84)	$(0.36)

NOTE 4—GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets, net are as follows:

	June 30,	December 31,
	2020	2019
	(In thousands)
Goodwill	$1,818,860	$1,616,867
Intangible assets with indefinite lives	256,221	225,296
Intangible assets with definite lives, net of accumulated amortization	172,248	124,854
Total goodwill and intangible assets, net	$2,247,329	$1,967,017

The following table presents the balance of goodwill by reportable segment, including the changes in the carrying value of goodwill, for the six months ended June 30, 2020:

	Balance at December 31, 2019	Additions	(Deductions)	Impairment	Foreign Exchange Translation	Balance at June 30, 2020
	(In thousands)
ANGI Homeservices	$884,296	$—	$—	$—	$(1,554)	$882,742
Vimeo	219,374	—	(38)	—	—	219,336
Search	265,146	—	—	(211,973)	—	53,173
Emerging & Other	248,051	415,504	—	—	54	663,609
Total	$1,616,867	$415,504	$(38)	$(211,973)	$(1,500)	$1,818,860

Additions are related to the acquisition of Care.com (included in the Emerging & Other segment).
In the quarter ended March 31, 2020, the Company determined that the effects of COVID-19 were an indicator of possible impairment for certain of its reporting units and indefinite-lived intangible assets and identified the following impairments:

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

•	a $212.0 million impairment related to the goodwill of the Desktop reporting unit (included in the Search segment) and

•	a $21.4 million impairment related to certain indefinite-lived intangible assets of the Desktop reporting unit (included in the Search segment).
At June 30, 2020, the Company determined that the effects of COVID-19 continued to be an indicator of possible impairment for certain of its reporting units and indefinite-lived intangible assets; however, the Company concluded that it was not more likely than not that an impairment existed for its indefinite-lived intangible assets.
The June 30, 2020 fair values of the Desktop reporting unit and the Mosaic Group reporting unit (included in the Emerging & Other segment) approximate their carrying values of $53.2 million and $239.7 million, respectively. To the extent there is a decline in the fair value of these reporting units below their carrying values, a goodwill impairment would be recorded to the extent the carrying value exceeds the fair value.
The fair values of the Desktop and Mosaic Group reporting units was determined using both an income approach based on discounted cash flows ("DCF") and a market approach. Determining fair value using a DCF analysis requires the exercise of significant judgment with respect to several items, including the amount and timing of expected future cash flows and appropriate discount rates. The expected cash flows used in the DCF analyses were based on the most recent forecasts for Desktop and Mosaic Group for 2020 and each of the years in the forecast period, which were updated in light of COVID-19. For years beyond the forecast period, Desktop and Mosaic Group estimates were based, in part, on forecasted growth rates. The discount rates used in the DCF analyses were intended to reflect the risks inherent in the expected future cash flows of the Desktop and Mosaic Group reporting units. The discount rate used for determining the fair value of both the Desktop and Mosaic Group reporting units was 15.0%. Determining fair value using a market approach considers multiples of financial metrics based on both acquisitions and trading multiples of a selected peer group of companies. From the comparable companies, a representative market multiple is determined, which is applied to financial metrics to estimate the fair value of the Desktop and Mosaic Group reporting units. To determine a peer group of companies for Desktop and Mosaic Group, the Company considered companies relevant in terms of consumer use, monetization model, margin and growth characteristics, and brand strength operating in their respective sectors. The aggregate carrying value of goodwill for which the most recent estimate of the excess of fair value over carrying value is less than 20% is approximately $708.3 million.
The following table presents the balance of goodwill by reportable segment, including the changes in the carrying value of goodwill, for the year ended December 31, 2019:

	Balance at December 31, 2018	Additions	(Deductions)	Impairment	Foreign Exchange Translation	Balance at December 31, 2019
	(In thousands)
ANGI Homeservices	$895,071	$18,326	$(29,293)	$—	$192	$884,296
Vimeo	77,152	142,222	—	—	—	219,374
Search	265,146	—	—	—	—	265,146
Emerging & Other	246,748	4,765	—	(3,318)	(144)	248,051
Total	$1,484,117	$165,313	$(29,293)	$(3,318)	$48	$1,616,867

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
The June 30, 2020 goodwill balances reflect accumulated impairment losses of $928.1 million and $198.3 million at Search and Dotdash, respectively. The December 31, 2019 goodwill balances reflect accumulated impairment losses of $716.2 million and $198.3 million at Search and Dotdash, respectively, and $14.9 million related to College Humor Media (included in the Emerging & Other segment), which was sold on March 16, 2020.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

As described above, the Company updated its calculations of the fair value for certain of its indefinite-lived intangible assets as of March 31, 2020 and recorded impairment charges of $21.4 million at Desktop, related to indefinite-lived trade names. The impairment of indefinite-lived intangible assets is included in “Amortization of intangibles” in the accompanying statement of operations. The Company determines the fair value of indefinite-lived intangible assets using an avoided royalty DCF valuation analysis. Significant judgments inherent in this analysis include the selection of appropriate royalty and discount rates and estimating the amount and timing of expected future cash flows. The discount rates used in the DCF analyses were intended to reflect the risks inherent in the expected future cash flows generated by the respective intangible assets. The royalty rates used in the DCF analyses were based upon an estimate of the royalty rates that a market participant would pay to license the Company's trade names and trademarks. The discount rate used to value the trade names that were impaired in the first quarter of 2020 was 15.0% and the royalty rate was 1.0%. The aggregate carrying value of indefinite-lived intangible assets for which the most recent estimate of the excess of fair value over carrying value is less than 20% is approximately $70.1 million.
At June 30, 2020 and December 31, 2019, intangible assets with definite lives are as follows:

	June 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-Average Useful Life (Years)
	(In thousands)
Technology	$194,779	$(90,196)	$104,583	4.6
Service professional relationships	100,212	(91,647)	8,565	3.0
Customer lists and user base	79,597	(30,941)	48,656	3.5
Trade names	23,195	(15,862)	7,333	2.4
Memberships	15,900	(14,590)	1,310	3.0
Other	10,439	(8,638)	1,801	3.4
Total	$424,122	$(251,874)	$172,248	3.8

	December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-Average Useful Life (Years)
	(In thousands)
Technology	$143,255	$(73,483)	$69,772	4.5
Service professional relationships	99,651	(76,445)	23,206	2.9
Customer lists and user base	44,286	(24,226)	20,060	3.3
Trade names	12,777	(8,082)	4,695	3.5
Memberships	15,900	(11,940)	3,960	3.0
Other	10,439	(7,278)	3,161	3.4
Total	$326,308	$(201,454)	$124,854	3.7

At June 30, 2020, amortization of intangible assets with definite lives is estimated to be as follows:

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(In thousands)
Remainder of 2020	$39,609
2021	47,508
2022	41,721
2023	27,861
2024	12,801
Thereafter	2,748
Total	$172,248

NOTE 5—FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
Marketable Securities
At June 30, 2020, the fair value of marketable securities are as follows:

June 30, 2020
(In thousands)
Marketable equity security	$394,010
Available-for-sale marketable debt securities	74,980
Total marketable securities	$468,990

The Company did not hold any marketable securities at December 31, 2019.
During the second quarter of 2020, the Company purchased 23.5 million shares of MGM. The fair value of the investment in MGM is remeasured each reporting period and any unrealized gains or losses are included in "Other (expense) income, net" in the accompanying statement of operations. For both the three and six months ended June 30, 2020, the Company recognized an unrealized loss of $24.7 million on its investment in MGM.
At June 30, 2020, current available-for-sale marketable debt securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Treasury discount notes	$74,981	$—	$(1)	$74,980
Total available-for-sale marketable debt securities	$74,981	$—	$(1)	$74,980

The contractual maturities of debt securities classified as current available-for-sale at June 30, 2020 are within one year. There are no investments in available-for-sale marketable debt securities that have been in a continuous unrealized loss position for longer than twelve months as of June 30, 2020.
Equity Securities Without Readily Determinable Fair Values
At June 30, 2020 and December 31, 2019, the carrying values of the Company's investments in equity securities without readily determinable fair values totaled $296.5 million and $348.0 million, respectively, and are included in "Long-term investments" in the accompanying balance sheet. During the first quarter of 2020, the Company recorded unrealized impairments of $51.5 million related to certain equity securities without readily determinable fair values due to the impact of COVID-19. All gains and losses on equity securities without readily determinable fair values, realized and unrealized, are recognized in "Other (expense) income, net" in the accompanying statement of operations.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents a summary of unrealized gains and losses recorded in "Other (expense) income, net," as adjustments to the carrying value of equity securities without readily determinable fair values held as of June 30, 2020 and 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Upward adjustments (gross unrealized gains)	$—	$—	$—	$—
Downward adjustments including impairment (gross unrealized losses)	—	(500)	(51,484)	(650)
Total	$—	$(500)	$(51,484)	$(650)

The cumulative upward and downward adjustments (including impairments) to the carrying value of equity securities without readily determinable fair values held at June 30, 2020 were $19.7 million and $52.0 million, respectively.
Realized and unrealized gains and losses for the Company's marketable equity securities and investments without readily determinable fair values for the three and six months ended June 30, 2020 and 2019 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Realized (losses) gains, net, for equity securities sold	$(1)	$2,104	$11	$2,014
Unrealized (losses) gains, net, on equity securities held	(24,718)	29,330	(76,202)	29,180
Total (losses) gains, net recognized in other (expense) income, net	$(24,719)	$31,434	$(76,191)	$31,194

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

The following tables present the Company's financial instruments that are measured at fair value on a recurring basis:

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	June 30, 2020
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$1,348,200	$—	$—	$1,348,200
Treasury discount notes	—	724,935	—	724,935
Time deposits	—	42,969	—	42,969
Short-term investments	—	20,000	—	20,000
Marketable securities:
Marketable equity security	394,010	—	—	394,010
Treasury discount notes	—	74,980	—	74,980
Other non-current assets:
Warrant	—	—	7,079	7,079
Total	$1,742,210	$862,884	$7,079	$2,612,173

	December 31, 2019
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$699,589	$—	$—	$699,589
Time deposits	—	23,075	—	23,075
Other non-current assets:
Warrant	—	—	8,495	8,495
Total	$699,589	$23,075	$8,495	$731,159

Liabilities:
Contingent consideration arrangement	$—	$—	$(6,918)	$(6,918)

The following table presents the changes in the Company's financial instruments that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended June 30,
	2020		2019
	Warrant	Contingent Consideration Arrangement	Contingent Consideration Arrangement
	(In thousands)
Balance at April 1	$6,489	$(636)	$(28,186)
Total net gains (losses):
Included in earnings:
Fair value adjustments	590	636	(1,617)
Balance at June 30	$7,079	$—	$(29,803)

	Six Months Ended June 30,
	2020		2019
	Warrant	Contingent Consideration Arrangements	Contingent Consideration Arrangement
	(In thousands)
Balance at January 1	$8,495	$(6,918)	$(26,657)
Total net (losses) gains:
Included in earnings:
Fair value adjustments	(1,416)	6,918	(3,146)
Fair value at date of acquisition	—	(1,000)	—
Settlements	—	1,000	—
Balance at June 30	$7,079	$—	$(29,803)

Warrant
As part of the Company's investment in Turo, a peer-to-peer car sharing marketplace, the Company received a warrant that is net settleable at the Company's option and is recorded at fair value each reporting period with any change included in "Other (expense) income, net" in the accompanying statement of operations. The warrant is measured using significant unobservable inputs and is classified in the fair value hierarchy table as Level 3. The warrant is included in "Other non-current assets" in the accompanying balance sheet.
Contingent Consideration Arrangements
At June 30, 2020, the Company has one outstanding contingent consideration arrangement related to a business acquisition. The maximum contingent payments related to this arrangement for periods subsequent to December 31, 2019 is $30.0 million. The potential earnout payment for the year ended December 31, 2019 was $15.0 million but the financial performance threshold that would have triggered that payment was not achieved. At June 30, 2020, the Company does not expect to make any payments related to this contingent consideration arrangement. In connection with the Care.com acquisition on February 11, 2020, the Company assumed a contingent consideration arrangement liability of $1.0 million, which was subsequently paid and settled during the first quarter of 2020.
Generally, our contingent consideration arrangements are based upon financial performance and/or operating metric targets and the Company generally determines the fair value of the contingent consideration arrangements by using probability-weighted analyses to determine the amounts of the gross liability, and, if the arrangements are initially long-term in nature, applying a discount rate that appropriately captures the risks associated with the obligations to determine the net amount reflected in the financial statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The fair value of contingent consideration arrangements is sensitive to changes in the expected achievement of the applicable targets and changes in discount rates. The Company remeasures the fair value of the contingent consideration arrangements each reporting period, including the accretion of the discount, if applicable, and changes are recognized in "General and administrative expense" in the accompanying statement of operations. There is no contingent consideration liability outstanding at June 30, 2020. The contingent consideration arrangement liability at December 31, 2019 includes a non-current portion of $6.9 million and, is included in “Other long-term liabilities” in the accompanying balance sheet.
Assets measured at fair value on a nonrecurring basis
The Company's non-financial assets, such as goodwill, intangible assets, ROU assets and building, capitalized software, leasehold improvements and equipment, are adjusted to fair value only when an impairment is recognized. The Company's financial assets, comprising equity securities without readily determinable fair values, are adjusted to fair value when observable price changes are identified or an impairment is recognized. Such fair value measurements are based predominantly on Level 3 inputs. See "Note 4—Goodwill and Intangible Assets" for a detailed description of the Desktop goodwill and indefinite-lived intangible asset impairments recorded during the first quarter of 2020.
Financial instruments measured at fair value only for disclosure purposes
The following table presents the carrying value and the fair value of financial instruments measured at fair value only for disclosure purposes:

	June 30, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Notes receivable—related party, current	$—	$—	$55,251	$55,251
Current portion of long-term debt	$(13,750)	$(13,750)	$(13,750)	$(13,681)
Long-term debt, net(a)	$(225,336)	$(226,875)	$(231,946)	$(232,581)

_____________________

(a)	At June 30, 2020 and December 31, 2019, the carrying value of long-term debt, net includes unamortized debt issuance costs of $1.5 million and $1.8 million, respectively.
At June 30, 2020 and December 31, 2019, the fair value of long-term debt, including the current portion, is estimated using observable market prices or indices for similar liabilities, which are Level 2 inputs.
NOTE 6—LONG-TERM DEBT
Long-term debt consists of:

	June 30, 2020	December 31, 2019
	(In thousands)

ANGI Term Loan due November 5, 2023	$240,625	$247,500
Less: current portion of ANGI Term Loan	13,750	13,750
Less: unamortized debt issuance costs	1,539	1,804
Total long-term debt, net	$225,336	$231,946

ANGI Term Loan and ANGI Credit Facility

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The outstanding balance of the term loan ("ANGI Term Loan") was $240.6 million and $247.5 million at June 30, 2020 and December 31, 2019, respectively. There are quarterly principal payments of $3.4 million through December 31, 2021, $6.9 million for the one-year period ending December 31, 2022 and $10.3 million through maturity of the loan when the final amount of $161.6 million is due. Additionally, interest payments are due at least quarterly through the term of the loan. At both June 30, 2020 and December 31, 2019, the ANGI Term Loan bore interest at LIBOR plus 1.50%, or 1.70% and 3.25%, respectively. The spread over LIBOR is subject to change in future periods based on ANGI's consolidated net leverage ratio.
The terms of the ANGI Term Loan require ANGI to maintain a consolidated net leverage ratio of not more than 4.5 to 1.0 and a minimum interest coverage ratio of not less than 2.0 to 1.0 (in each case as defined in the credit agreement). The ANGI Term Loan also contains covenants that would limit ANGI's ability to pay dividends, make distributions or repurchase its stock in the event a default has occurred or ANGI's consolidated net leverage ratio exceeds 4.25 to 1.0. At June 30, 2020, there were no limitations pursuant thereto. There are additional covenants under the ANGI Term Loan that limit the ability of ANGI and its subsidiaries to, among other things, incur indebtedness, pay dividends or make distributions.
The $250 million revolving credit facility (the "ANGI Credit Facility") expires on November 5, 2023. At June 30, 2020 and December 31, 2019, there were no outstanding borrowings under the ANGI Credit Facility. The annual commitment fee on undrawn funds is based on the consolidated net leverage ratio most recently reported and was 25 basis points at both June 30, 2020 and December 31, 2019. Any future borrowings under the ANGI Credit Facility would bear interest, at ANGI's option, at either a base rate or LIBOR, in each case plus an applicable margin, which is based on ANGI's consolidated net leverage ratio. The financial and other covenants are the same as those for the ANGI Term Loan.
The ANGI Term Loan and ANGI Credit Facility are guaranteed by ANGI's wholly-owned material domestic subsidiaries and are secured by substantially all assets of ANGI and the guarantors, subject to certain exceptions.
IAC Group Credit Facility
At June 30, 2020, IAC Group, LLC ("IAC Group"), a subsidiary of the Company, had a $250 million revolving credit facility (the "IAC Group Credit Facility"), that expires on November 5, 2023. At June 30, 2020 and December 31, 2019, there were no outstanding borrowings under the IAC Group Credit Facility. The annual commitment fee on undrawn funds is based on the consolidated net leverage ratio (as defined in the agreement) most recently reported and was 20 basis points at both June 30, 2020 and December 31, 2019. Any future borrowings under the IAC Group Credit Facility would bear interest, at IAC Group's option, at a base rate or LIBOR, in each case, plus an applicable margin, which is based on IAC Group's consolidated net leverage ratio. The terms of the IAC Group Credit Facility require that IAC Group maintains a consolidated net leverage ratio of not more than 3.25 to 1.0 before the date on which IAC Group no longer holds majority of the outstanding voting stock of ANGI (the "Trigger Date") and no greater than 2.75 to 1.0 on or after the Trigger Date. The terms of the IAC Group Credit Facility also restrict IAC Group's ability to incur additional indebtedness. Borrowings under the IAC Group Credit Facility are unconditionally guaranteed by certain of our wholly-owned domestic subsidiaries and are also secured by the stock of certain of our domestic and foreign subsidiaries, including the shares of ANGI owned by IAC Group.
Long-term Debt Maturities
Long-term debt maturities as of June 30, 2020 are summarized in the table below:

(In thousands)
Remainder of 2020	$6,875
2021	13,750
2022	27,500
2023	192,500
Total	240,625
Less: current portion of long-term debt	13,750
Less: unamortized debt issuance costs	1,539
Total long-term debt, net	$225,336

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 7—SHAREHOLDERS' EQUITY
Description of Common Stock and Class B Convertible Common Stock
Except as described herein, shares of IAC common stock and IAC Class B common stock are identical.
Each holder of shares of IAC common stock and IAC Class B common stock vote together as a single class with respect to matters that may be submitted to a vote or for the consent of IAC's shareholders generally, including the election of directors. In connection with any such vote, each holder of IAC common stock is entitled to one vote for each share of IAC common stock held and each holder of IAC Class B common stock is entitled to ten votes for each share of IAC Class B common stock held. Notwithstanding the foregoing, the holders of shares of IAC common stock, acting as a single class, are entitled to elect 25% of the total number of IAC's directors, and, in the event that 25% of the total number of directors shall result in a fraction of a director, then the holders of shares of IAC common stock, acting as a single class, are entitled to elect the next higher whole number of IAC's directors. In addition, Delaware law requires that certain matters be approved by the holders of shares of IAC common stock or holders of IAC Class B common stock voting as a separate class.
Shares of IAC Class B common stock are convertible into shares of IAC common stock at the option of the holder thereof, at any time, on a share-for-share basis. Such conversion ratio will in all events be equitably preserved in the event of any recapitalization of IAC by means of a stock dividend on, or a stock split or combination of, outstanding shares of IAC common stock or IAC Class B common stock, or in the event of any merger, consolidation or other reorganization of IAC with another corporation. Upon the conversion of shares of IAC Class B common stock into shares of IAC common stock, those shares of IAC Class B common stock will be retired and will not be subject to reissue. Shares of IAC common stock are not convertible into shares of IAC Class B common stock.
The holders of shares of IAC common stock and the holders of shares of IAC Class B common stock are entitled to receive, share for share, such dividends as may be declared by IAC's Board of Directors out of funds legally available therefor. In the event of a liquidation, dissolution, distribution of assets or winding-up of IAC, the holders of shares of IAC common stock and the holders of shares of IAC Class B common stock are entitled to receive, share for share, all the assets of IAC available for distribution to its stockholders, after the rights of the holders of any IAC preferred stock have been satisfied.
NOTE 8—ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables present the components of accumulated other comprehensive loss:

	Three Months Ended June 30, 2020
	Foreign Currency Translation Adjustment	Unrealized Losses On Available-For-Sale Debt Securities	Accumulated Other Comprehensive Loss
	(In thousands)
Balance as of April 1	$(17,914)	$(12)	$(17,926)
Other comprehensive income before reclassifications	4,288	11	4,299
Amounts reclassified to earnings	(144)	—	(144)
Net current period other comprehensive income	4,144	11	4,155
Allocation of accumulated other comprehensive loss related to noncontrolling interests	(10)	—	(10)
Balance as of June 30	$(13,780)	$(1)	$(13,781)

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended June 30, 2019
	Foreign Currency Translation Adjustment	Unrealized Gains On Available-For-Sale Debt Securities	Accumulated Other Comprehensive Loss
	(In thousands)
Balance as of April 1	$(10,911)	$(2)	$(10,913)
Other comprehensive (loss) income	(1,349)	2	(1,347)
Allocation of accumulated other comprehensive income related to noncontrolling interests	2	—	2
Balance as of June 30	$(12,258)	$—	$(12,258)

	Six Months Ended June 30, 2020
	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) On Available-For-Sale Debt Securities	Accumulated Other Comprehensive Loss
	(In thousands)
Balance as of January 1	$(12,226)	$—	$(12,226)
Other comprehensive loss before reclassifications	(1,363)	(1)	(1,364)
Amounts reclassified to earnings	(144)	—	(144)
Net current period other comprehensive loss	(1,507)	(1)	(1,508)
Allocation of accumulated other comprehensive loss related to noncontrolling interests	(47)	—	(47)
Balance as of June 30	$(13,780)	$(1)	$(13,781)

	Six Months Ended June 30, 2019
	Foreign Currency Translation Adjustment	Unrealized Losses On Available-For-Sale Debt Securities	Accumulated Other Comprehensive Loss
	(In thousands)
Balance as of January 1	$(12,543)	$2	$(12,541)
Other comprehensive income (loss)	276	(2)	274
Allocation of accumulated other comprehensive income related to the noncontrolling interests	9	—	9
Balance as of June 30	$(12,258)	$—	$(12,258)
The amount reclassified out of foreign currency translation adjustment into earnings for the three and six months ended June 30, 2020 relate to the liquidation of an international subsidiary.
At both June 30, 2020 and 2019, there was no tax benefit or provision on the accumulated other comprehensive loss.
NOTE 9—(LOSS) EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted (loss) earnings per share attributable to IAC shareholders:

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended June 30,
	2020		2019
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Net (loss) earnings	$(94,064)	$(94,064)	$22,021	$22,021
Net earnings attributable to noncontrolling interests	(2,053)	(2,053)	(8,232)	(8,232)
Impact from public subsidiary dilutive securities (b)	—	—	—	—
Net (loss) earnings attributable to IAC shareholders	$(96,117)	$(96,117)	$13,789	$13,789

Denominator:
Weighted average basic shares outstanding	85,132	85,132	85,132	85,132
Dilutive securities(a) (b) (c)	—	—	—	—
Denominator for earnings per share—weighted average shares (a) (b) (c)	85,132	85,132	85,132	85,132

(Loss) earnings per share attributable to IAC shareholders:
(Loss) earnings per share	$(1.13)	$(1.13)	$0.16	$0.16

	Six Months Ended June 30,
	2020		2019
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Net (loss) earnings	$(424,635)	$(424,635)	$8,348	$8,348
Net loss (earnings) attributable to noncontrolling interests	319	319	(8,806)	(8,806)
Impact from public subsidiary dilutive securities (b)	—	—	—	—
Net loss attributable to IAC shareholders	$(424,316)	$(424,316)	$(458)	$(458)

Denominator:
Weighted average basic shares outstanding	85,132	85,132	85,132	85,132
Dilutive securities(a) (b) (c)	—	—	—	—
Denominator for earnings per share—weighted average shares (a) (b) (c)	85,132	85,132	85,132	85,132

Loss per share attributable to IAC shareholders:
Loss per share	$(4.98)	$(4.98)	$(0.01)	$(0.01)
_____________________

(a)
For the three and six months ended June 30, 2020, the Company had a loss from operations and as a result, approximately 5.7 million potentially dilutive securities were excluded from computing dilutive earnings per share because the impact would have been anti-dilutive. Accordingly, the weighted average basic shares outstanding were used to compute all earnings per share amounts.

(b)
IAC has the option to settle certain ANGI stock-based awards in its shares. The Company had a loss from operations, therefore, the impact on earnings related to ANGI's dilutive securities under the if-converted method are excluded as the impact is anti-dilutive.

(c)	The Company computed basic and diluted earnings per share for periods prior to the Separation using the shares issued on June 30, 2020 in connection with the Separation.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 10—SEGMENT INFORMATION
The overall concept that the Company employs in determining its operating segments is to present the financial information in a manner consistent with: how the chief operating decision maker views the businesses; how the businesses are organized as to segment management; and the focus of the businesses with regards to the types of services offered or the target market. Operating segments are combined for reporting purposes if they meet certain aggregation criteria, which principally relate to the similarity of their economic characteristics or, in the case of the Emerging & Other reportable segment, do not meet the quantitative thresholds that require presentation as separate reportable segments.
The following table presents revenue by reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Revenue:
ANGI Homeservices	$375,061	$343,896	718,711	647,339
Vimeo	67,334	45,713	124,302	89,294
Dotdash	44,621	37,728	88,741	71,689
Search	131,263	193,900	285,682	389,944
Emerging & Other	108,127	67,579	193,169	131,832
Inter-segment eliminations	(45)	(131)	(120)	(193)
Total	$726,361	$688,685	$1,410,485	$1,329,905

The following table presents the revenue of the Company's segments disaggregated by type of service:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)

ANGI Homeservices
Marketplace:
Consumer connection revenue(a)	$272,649	$241,236	$512,479	$442,818
Service professional membership subscription revenue	13,017	16,302	26,794	32,702
Other revenue	7,507	3,753	12,676	6,271
Total Marketplace revenue	293,173	261,291	551,949	481,791
Advertising and other revenue	64,244	63,109	129,600	124,603
Total North America revenue	357,417	324,400	681,549	606,394
Consumer connection revenue	13,945	15,232	29,634	32,355
Service professional membership subscription revenue	3,215	3,613	6,514	7,355
Advertising and other revenue	484	651	1,014	1,235
Total Europe revenue	17,644	19,496	37,162	40,945
Total ANGI Homeservices revenue	$375,061	$343,896	$718,711	$647,339

(a) Includes fees paid by service professionals for consumer matches and revenue from pre-priced jobs sourced through the HomeAdvisor and Handy platforms.

Vimeo
Platform revenue	$67,334	$45,713	$124,302	$87,015
Hardware revenue	—	—	—	2,279

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Total Vimeo revenue	$67,334	$45,713	$124,302	$89,294

Dotdash
Display advertising revenue	$26,601	$29,005	$56,490	$55,013
Performance marketing revenue	18,020	8,723	32,251	16,676
Total Dotdash revenue	$44,621	$37,728	$88,741	$71,689

Search
Advertising revenue
Google advertising revenue:	$105,283	$182,437	$232,080	$365,815
Non-Google advertising revenue	21,331	7,509	44,707	15,536
Total advertising revenue	126,614	189,946	276,787	381,351
Other revenue	4,649	3,954	8,895	8,593
Total Search revenue	$131,263	$193,900	$285,682	$389,944

Emerging & Other
Subscription revenue	$76,141	$46,644	$144,425	$91,678
Marketplace revenue	28,387	11,833	39,150	21,689
Advertising revenue:
Non-Google advertising revenue	2,502	5,920	6,215	10,751
Google advertising revenue	511	1,003	1,345	2,028
Total advertising revenue	3,013	6,923	7,560	12,779
Other revenue	586	2,179	2,034	5,686
Total Emerging & Other revenue	$108,127	$67,579	$193,169	$131,832

Revenue by geography is based on where the customer is located. Geographic information about revenue and long-lived assets is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Revenue:
United States	$587,768	$534,752	$1,125,111	$1,020,434
All other countries	138,593	153,933	285,374	309,471
Total	$726,361	$688,685	$1,410,485	$1,329,905

	June 30, 2020	December 31, 2019
	(In thousands)
Long-lived assets (excluding goodwill, intangible assets and ROU assets):
United States	$259,393	$297,433
All other countries	9,828	7,981
Total	$269,221	$305,414

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following tables present operating (loss) income and Adjusted EBTIDA by reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Operating (loss) income:
ANGI Homeservices	$17,644	$11,403	1,348	7,762
Vimeo	(7,736)	(11,616)	(22,325)	(29,400)
Dotdash	7,676	7,010	10,087	10,057
Search	8,781	31,705	(211,782)	71,793
Emerging & Other	(8,986)	(12,527)	(26,856)	(29,779)
Corporate	(124,398)	(39,745)	(169,829)	(78,386)
Total	$(107,019)	$(13,770)	$(419,357)	$(47,953)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Adjusted EBITDA (b):
ANGI Homeservices	$57,936	$51,432	$92,333	$88,611
Vimeo	$(4,719)	$(9,464)	$(16,127)	$(25,664)
Dotdash	$12,112	$8,375	$19,123	$15,525
Search	$9,444	$32,191	$22,574	$72,805
Emerging & Other	$(2,628)	$(8,389)	$(22,587)	$(21,410)
Corporate	$(57,196)	$(18,572)	$(88,582)	$(38,792)

_____________________

(b)
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

The following tables reconcile operating (loss) income for the Company's reportable segments and net loss attributable to IAC shareholders to Adjusted EBITDA:

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended June 30, 2020
	Operating Income (Loss)	Stock-based Compensation Expense	Depreciation	Amortization of Intangibles	Acquisition-related Contingent Consideration Fair Value Arrangements	Adjusted EBITDA
	(In thousands)
ANGI Homeservices	$17,644	$14,759	$12,555	$12,978	$—	$57,936
Vimeo	(7,736)	$—	$102	$2,915	$—	$(4,719)
Dotdash	7,676	$—	$617	$3,819	$—	$12,112
Search	8,781	$—	$663	$—	$—	$9,444
Emerging & Other	(8,986)	$25	$378	$6,591	$(636)	$(2,628)
Corporate	(124,398)	$64,913	$2,289	$—	$—	$(57,196)
Total	(107,019)
Interest expense	(1,555)
Other expense, net	(21,569)
Loss before income taxes	(130,143)
Income tax benefit	36,079
Net loss	(94,064)
Net earnings attributable to noncontrolling interests	(2,053)
Net loss attributable to IAC shareholders	$(96,117)

	Three Months Ended June 30, 2019
	Operating Income (Loss)	Stock-based Compensation Expense	Depreciation	Amortization of Intangibles	Acquisition-related Contingent Consideration Fair Value Arrangements	Adjusted EBITDA
	(In thousands)
ANGI Homeservices	$11,403	$17,520	$8,796	$13,713	$—	$51,432
Vimeo	(11,616)	$—	$132	$2,020	$—	$(9,464)
Dotdash	7,010	$—	$218	$1,147	$—	$8,375
Search	31,705	$—	$486	$—	$—	$32,191
Emerging & Other	(12,527)	$—	$175	$2,346	$1,617	$(8,389)
Corporate	(39,745)	$18,087	$3,086	$—	$—	$(18,572)
Total	(13,770)
Interest expense	(3,237)
Other income, net	33,982
Earnings before income taxes	16,975
Income tax benefit	5,046
Net earnings	22,021
Net earnings attributable to noncontrolling interests	(8,232)
Net earnings attributable to IAC shareholders	$13,789

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Six Months Ended June 30, 2020
	Operating Income (Loss)	Stock-based Compensation Expense	Depreciation	Amortization of Intangibles	Acquisition-related Contingent Consideration Fair Value Arrangements	Goodwill impairment	Adjusted EBITDA
	(In thousands)
ANGI Homeservices	$1,348	$40,334	$24,693	$25,958	$—	$—	$92,333
Vimeo	(22,325)	$—	$160	$6,038	$—	$—	$(16,127)
Dotdash	10,087	$—	$827	$8,209	$—	$—	$19,123
Search	(211,782)	$—	$983	$21,400	$—	$211,973	$22,574
Emerging & Other	(26,856)	$50	$680	$10,457	$(6,918)	$—	$(22,587)
Corporate	(169,829)	$76,494	$4,753	$—	$—	$—	$(88,582)
Total	(419,357)
Interest expense	(3,772)
Other expense, net	(79,017)
Loss before income taxes	(502,146)
Income tax benefit	77,511
Net loss	(424,635)
Net loss attributable to noncontrolling interests	319
Net loss attributable to IAC shareholders	$(424,316)

	Six Months Ended June 30, 2019
	Operating Income (Loss)	Stock-based Compensation Expense	Depreciation	Amortization of Intangibles	Acquisition-related Contingent Consideration Fair Value Arrangements	Adjusted EBITDA
	(In thousands)
ANGI Homeservices	$7,762	$36,802	$15,795	$28,252	$—	$88,611
Vimeo	(29,400)	$—	$325	$3,411	$—	$(25,664)
Dotdash	10,057	$—	$444	$5,024	$—	$15,525
Search	71,793	$—	$1,012	$—	$—	$72,805
Emerging & Other	(29,779)	$—	$343	$4,880	$3,146	$(21,410)
Corporate	(78,386)	$33,480	$6,114	$—	$—	$(38,792)
Total	(47,953)
Interest expense	(6,504)
Other income, net	28,565
Loss before income taxes	(25,892)
Income tax benefit	34,240
Net earnings	8,348
Net earnings attributable to noncontrolling interests	(8,806)
Net loss attributable to IAC shareholders	$(458)

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 11—FINANCIAL STATEMENT DETAILS
Cash and Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the accompanying balance sheet to the total amounts shown in the accompanying statement of cash flows:

	June 30, 2020	December 31, 2019	June 30, 2019	December 31, 2018
	(In thousands)
Cash and cash equivalents	$2,447,678	$839,796	$675,111	$884,975
Restricted cash included in other current assets	658	527	1,444	1,441
Restricted cash included in other non-current assets	413	409	420	420
Total cash and cash equivalents and restricted cash as shown on the statement of cash flows	$2,448,749	$840,732	$676,975	$886,836

Restricted cash at June 30, 2020 and December 31, 2019 primarily consists of deposits related to corporate credit cards and leases.
Restricted cash at June 30, 2019 and December 31, 2018 primarily consists of a cash collateralized letter of credit and a deposit related to corporate credit cards.
Accumulated Amortization and Depreciation
The following table provides the accumulated amortization and depreciation within the balance sheet:

Asset Category	June 30, 2020	December 31, 2019
	(In thousands)
Right-of-use assets included in other non-current assets	$54,016	$35,775
Building, capitalized software, leasehold improvements and equipment, net	$203,620	$201,798
Intangible assets	$251,874	$201,454

Other (expense) income, net

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Other (expense) income, net	$(21,569)	$33,982	$(79,017)	$28,565

Three months ended June 30, 2020 and 2019
Other expense, net in 2020 includes: an unrealized loss of $24.7 million related to our investment in MGM; $1.4 million in net foreign exchange gains; and $1.1 million of interest income.
Other income, net in 2019 includes: a $29.8 million gain related to our investment in Pinterest, which was carried at fair value following Pinterest's initial public offering in April 2019; and $4.0 million of interest income.
Six months ended June 30, 2020 and 2019

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Other expense, net in 2020 includes: $51.5 million in impairments (downward adjustments) related to investments in equity securities without readily determinable fair values and $7.5 million in impairments of a note receivable and a warrant related to certain investees due to the impact of COVID-19; an unrealized loss of $24.7 million related to our investment in MGM; and $5.6 million of interest income.
Other income, net in 2019 includes: a $29.8 million gain related to our investment in Pinterest, as described above in the three-month discussion; $8.2 million of interest income; a realized loss of $8.2 million related to the sale of Vimeo's hardware business; and a $1.1 million mark-to-market charge for an indemnification claim related to the Handy acquisition that was settled in ANGI shares during the first quarter of 2020.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 12—CONTINGENCIES
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
Tinder Optionholder Litigation against IAC and Match Group
On August 14, 2018, ten then-current and former employees of Match Group, LLC or Tinder, Inc. ("Tinder"), an operating business of Match Group, Inc. ("Match Group") filed a lawsuit in New York state court against IAC and Match Group. See Sean Rad et al. v. IAC/InterActiveCorp and Match Group, Inc., No. 654038/2018 (Supreme Court, New York County). The complaint alleges that in 2017, the defendants: (i) wrongfully interfered with a contractually established process for the independent valuation of Tinder by certain investment banks, resulting in a substantial undervaluation of Tinder and a consequent underpayment to the plaintiffs upon exercise of their Tinder stock options, and (ii) then wrongfully merged Tinder into Match Group, thereby depriving certain of the plaintiffs of their contractual right to later valuations of Tinder on a stand-alone basis. The complaint asserts claims for breach of contract, breach of the implied covenant of good faith and fair dealing, unjust enrichment, interference with contractual relations (as against Match Group only), and interference with prospective economic advantage, and seeks compensatory damages in the amount of at least $2 billion, as well as punitive damages. On August 31, 2018, four plaintiffs who were still employed by Match Group filed a notice of discontinuance of their claims without prejudice, leaving the six former employees as the remaining plaintiffs.
On October 9, 2018, the defendants filed a motion to dismiss the complaint on various grounds, including that the 2017 valuation of Tinder by the investment banks was an expert determination any challenge to which is both time-barred under applicable law and available only on narrow substantive grounds that the plaintiffs have not pleaded in their complaint; the plaintiffs opposed the motion. On June 13, 2019, the court issued a decision and order (i) granting the motion to dismiss the claims for breach of the implied covenant of good faith and fair dealing and for unjust enrichment, (ii) granting the motion to dismiss the merger-related claim for breach of contract as to two of the remaining six plaintiffs, and (iii) otherwise denying the motion to dismiss. On June 21, 2019, the defendants filed a notice of appeal from the trial court’s partial denial of their motion to dismiss, and the parties thereafter briefed the appeal. On October 29, 2019, the Appellate Division, First Department, issued an order affirming the lower court’s decision. On November 22, 2019, the defendants filed a motion for reargument or, in the alternative, leave to appeal the Appellate Division's order to the New York Court of Appeals; the plaintiffs opposed the motion. On May 21, 2020, the Appellate Division issued an order (i) granting the defendants’ motion for reargument, vacating its prior decision, and replacing it with a new decision that affirmed the lower court’s decision on different grounds, and (ii) denying the defendants’ motion for leave to appeal the initial (and now vacated) decision to the Court of Appeals, without prejudice to the defendants’ filing a motion for leave to appeal the new decision to the Court of Appeals. On June 5, 2020, the defendants filed a motion for leave to appeal the Appellate Division’s May 21 decision to the Court of Appeals; the plaintiffs opposed the motion. On July 24, 2020, the Appellate Division issued an order denying the motion.
On June 3, 2019, the defendants filed a second motion to dismiss based upon certain provisions of the plaintiffs' agreement with a litigation funding firm; the plaintiffs opposed the motion, which remains pending. Document discovery in the case is substantially complete; deposition discovery, which had been in hiatus in light of the COVID-19 pandemic, has resumed. On January 30, 2020, the parties participated in a mediation that did not result in resolution of the matter. On July 12, 2020, the four individuals who earlier had discontinued their claims in the lawsuit commenced separate arbitration proceedings against IAC and Match Group before the American Arbitration Association in California, asserting the same claims and seeking the same relief as the six remaining plaintiffs in the lawsuit. IAC believes that the allegations in this lawsuit and the arbitrations are without merit and will continue to defend vigorously against them.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Pursuant to the Transaction Agreement, Match Group has agreed to indemnify the Company for matters relating to any business of Match Group, including indemnifying the Company for costs related to the matter described above.
NOTE 13—RELATED PARTY TRANSACTIONS
Relationship with Old IAC prior to the Separation
The Company’s statement of operations includes allocations of costs, including stock-based compensation expense, related to Old IAC’s accounting, treasury, legal, tax, corporate support and internal audit functions. Old IAC has historically allocated costs related to its accounting, treasury, legal, tax, corporate support and internal audit functions that were incurred at the Old IAC legal entity level to its publicly traded subsidiaries, Old MTCH and ANGI Homeservices, based upon time spent or other cost drivers, such as revenue, number of legal entities or transaction volume, in their standalone financial statements. For periods subsequent to the Old MTCH initial public offering in November 2015 and the Combination in September 2017, Old IAC billed Old MTCH and ANGI Homeservices for any services provided under the applicable services agreements. The remaining unallocated expenses of Old IAC related to its accounting, treasury, legal, tax, corporate support and internal audit functions were allocated to the Company based upon time spent or other cost drivers, such as revenue, number of legal entities or transaction volume. Allocated costs, inclusive of stock-based compensation expense, were $61.5 million and $36.9 million for the three months ended June 30, 2020 and 2019, respectively. Allocated costs, inclusive of stock-based compensation expense, were $85.5 million and $72.4 million for the six months ended June 30, 2020 and 2019, respectively. It is not practicable to determine the actual expenses that would have been incurred for these services had the Company operated as a standalone entity during the periods presented. Management considers the allocation method to be reasonable.
The portion of interest income reflected in the statement of operations that is related party in nature was less than $0.1 million and $0.1 million for the three and six months ended June 30, 2020, respectively, and is included in ‘‘Interest income, net’’ in the table below.
The following table summarizes the components of the net decrease (increase) in Old IAC’s investment in the Company for the three months and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Cash transfers to (from) Old IAC related to its centrally managed U.S. treasury management function, acquisitions and cash expenses paid by Old IAC on behalf of the Company, net	$43,705	$43,189	$(1,742,854)	$91,898
Contribution of buildings to Match Group	—	—	34,973	—
Taxes	9,388	(11,634)	34,436	(19,001)
Allocation of costs from Old IAC	—	(18,830)	(12,652)	(38,959)
Interest income, net	30	—	102	—
Net decrease (increase) in Old IAC's investment in the Company prior to the Separation	$53,123	$12,725	$(1,685,995)	$33,938

Notes Receivable—Related Party
During 2019, the Company, through two subsidiaries, entered into loan agreements with Old IAC for cash transfers to Old IAC under its centrally managed U.S. treasury function. During the first quarter of 2020, the outstanding balance, which was $55.3 million at December 31, 2019, was repaid.
On February 11, 2020, the Company, through a subsidiary, entered into a loan agreement with Old IAC for cash transfers to Old IAC under its centrally managed U.S. treasury function. During the second quarter of 2020, the outstanding balance, which was $27.2 million at March 31, 2020, was repaid.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Long-term Debt—Related Party
On December 14, 2018, the Company, through a subsidiary, entered into a loan agreement with Old IAC for an amount not to exceed $15.0 million for general working capital purposes in the ordinary course of business. During the first quarter of 2019, the outstanding balance, which was $2.5 million at December 31, 2018, was repaid.
Guarantee of Old IAC Senior Notes
On December 21, 2012, Old IAC issued $500.0 million aggregate principal amount of 4.75% Senior Notes due December 15, 2022 (‘‘4.75% Senior Notes’’). On August 23, 2019, Old IAC redeemed the 4.75% Senior Notes and repaid the outstanding balance of $34.5 million. The 4.75% Senior Notes were unconditionally guaranteed by certain of the Company’s domestic subsidiaries. The Company did not pay any amount (or record any liability) as a result of the guarantee of Old IAC’s Senior Notes by certain of our subsidiaries.
IAC and ANGI
Old IAC and ANGI, in connection with the Combination, entered into a contribution agreement; an investor rights agreement; a services agreement; a tax sharing agreement; and an employee matters agreement. Upon the Separation, Old IAC assigned these agreements to the Company.
For the six months ended June 30, 2020, 0.2 million shares of ANGI Class B common stock were issued to a subsidiary of the Company pursuant to the employee matters agreement as reimbursement for shares of Old IAC common stock issued in connection with the exercise and vesting of Old IAC equity awards held by ANGI employees. There were no shares issued pursuant to the employee matters agreement for the three months ended June 30, 2020. For the three and six months ended June 30, 2019, less than 0.1 million and 0.3 million, respectively, of ANGI Class B common stock were issued to a subsidiary of the Company pursuant to the employee matters agreement.
For the three and six months ended June 30, 2020 and 2019, ANGI was charged $1.2 million and $2.4 million; and $1.3 million and $2.7 million, respectively, by Old IAC for services rendered pursuant to the services agreement. There were no outstanding receivables or payables pursuant to the services agreement as of June 30, 2020 or December 31, 2019.
At June 30, 2020 and December 31, 2019, ANGI had outstanding payables of $0.7 million and $0.2 million, respectively, due to the Company pursuant to the tax sharing agreement. There were $3.1 million of refunds made to ANGI pursuant to this agreement during the three and six months ended June 30, 2020. During the first quarter of 2019, $11.4 million was paid to the Company pursuant to this agreement.
Additionally, the Company subleases office space from ANGI and was charged $0.4 million and $0.9 million of rent for the three and six months ended June 30, 2020, respectively, and $0.5 million of rent for both the three and six months ended June 30, 2019. These amounts were paid in full at June 30, 2020 and 2019, respectively.
IAC and Match Group
For the three and six months ended June 30, 2020 and 2019, Old MTCH incurred rent expense of $0.5 million and $1.4 million; and $1.5 million and $2.9 million, respectively, for leasing office space for certain of its businesses at properties owned by the Company. The respective amounts were paid in full by Old MTCH at June 30, 2020 and 2019, respectively.
On January 31, 2020, Old IAC contributed two office buildings in Los Angeles to Old MTCH, which are primarily occupied and were previously leased from the Company by Tinder. In connection with the contribution, the Company entered into a lease with Old MTCH for office space which the Company currently occupies in one of the buildings and for both the three and six months ended June 30, 2020, the Company paid Old MTCH less than $0.1 million under the lease. Old MTCH issued 1.4 million shares of Old MTCH common stock to Old IAC for the buildings.
Relationship with Match Group following the Separation

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

As a result of the Separation, the Company has entered into certain agreements with Match Group to govern the relationship between the Company and Match Group following the Separation. These agreements include: a tax sharing agreement; a services agreement; and an employee matters agreement.
IAC and Expedia
The Company and Expedia each have a 50% ownership interest in two aircraft that may be used by both companies. In 2019, the Company and Expedia entered into an agreement to jointly acquire a new corporate aircraft for a total expected cost of $72.3 million (including purchase price and related costs), with each company to bear 50% of such expected cost. The Company paid approximately $23 million in 2019 in connection with our joint entry into the purchase agreement, and the respective share of the balance is due upon delivery of the new aircraft, which is expected to occur in the second quarter of 2021. Members of the aircraft flight crews are employed by an entity in which the Company and Expedia each have a 50% ownership interest. The Company and Expedia have agreed to share costs relating to flight crew compensation and benefits pro-rata according to each company’s respective usage of the aircraft, for which they are separately billed by the entity described above. The Company and Expedia are related parties since they were under common control, given that Mr. Diller serves as Chairman and Senior Executive of both IAC and Expedia. For the three and six months ended June 30, 2020 and 2019, total payments made to this entity by the Company were not material.
NOTE 14—SUBSEQUENT EVENTS
On June 9, 2020, Old IAC announced that it had sold approximately 17 million shares of its Class M common stock (which became New Match common stock) for net proceeds of approximately $1.4 billion. The sale of these shares closed on July 1, 2020 and, under the terms of the Separation, the net proceeds of $1.4 billion that New Match received pursuant to such sales were transferred to the Company in early July 2020.
The Company purchased an additional 35.6 million shares of MGM from July 1, 2020 through August 7, 2020 and owned approximately 59.0 million shares, representing a 12.0% ownership interest in MGM as of August 7, 2020.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Separation
On December 19, 2019, IAC/InterActiveCorp ("Old IAC") entered into a Transaction Agreement (as amended as of April 28, 2020 and June 22, 2020, the "Transaction Agreement") with Match Group, Inc. ("Old MTCH"), IAC Holdings, Inc. ("New IAC" or the "Company"), a direct wholly owned subsidiary of Old IAC, and Valentine Merger Sub LLC, an indirect wholly owned subsidiary of Old IAC. On June 30, 2020, the businesses of Old MTCH separated from the remaining businesses of Old IAC through a series of transactions that resulted in the pre-transaction stockholders of Old IAC owning shares in two, separate public companies—(1) Old IAC, which was renamed Match Group, Inc. ("New Match") and which owns the businesses of Old MTCH and certain Old IAC financing subsidiaries, and (2) New IAC, which was renamed IAC/InterActiveCorp, and which owns Old IAC's other businesses—and the pre-transaction stockholders of Old MTCH (other than Old IAC) owning shares in New Match. This transaction is referred to as the "Separation."
Management Overview
The Company operates Vimeo, Dotdash and Care.com, among many other online businesses, and has majority ownership of ANGI Homeservices, which includes HomeAdvisor, Angie’s List and Handy.
As used herein, "IAC," the ‘‘Company," "we," "our" or "us" and similar terms refer to IAC/InterActiveCorp and the businesses comprising IAC (unless the context requires otherwise).
During the quarter ended June 30, 2020, the Company realigned its reportable segments as follows:

•	the ANGI Homeservices, Vimeo and Dotdash reportable segments remain unchanged;

•
Search, a new reportable segment, which includes Ask Media Group, which was previously a separate reportable segment (and was reported in the Emerging & Other segment in the financial statements of Old IAC prior to the Match Separation), and Desktop, which was previously included in the Applications reportable segment; and

•
Emerging & Other, which consists of Care.com, Mosaic Group, which was previously included in the Applications reportable segment, Bluecrew, Nursefly, The Daily Beast, IAC Films and, for periods prior to its sale on March 16, 2020, College Humor Media.

For a more detailed description of the Company's operating businesses, see the annual audited combined financial statements of the Company and notes thereto for the year ended December 31, 2019 filed on Form S-4/A with the Securities and Exchange Commission on April 28, 2020.
Key Terms:
When the following terms appear in this report, they have the meanings indicated below:
Reportable Segments (for additional information see "Note 10—Segment Information" to the financial statements included in "Item 1—Consolidated and Combined Financial Statements"):

•
ANGI Homeservices Inc. ("ANGI Homeservices" or "ANGI") - connects quality home service professionals across 500 different categories, from repairing and remodeling to cleaning and landscaping, with consumers through category-transforming products under brands such as HomeAdvisor, Angie’s List, Handy and Fixd Repair. At June 30, 2020, the Company’s economic interest and voting interest in ANGI were 85.1% and 98.3%, respectively.

•	Vimeo - operates a global video platform for creative professionals, small and medium businesses ("SMBs"), organizations and enterprises to connect with their audiences, customers and employees.

•	Dotdash - is a portfolio of digital brands providing expert information and inspiration in select vertical content categories.

•
Search - consists of Ask Media Group, a collection of websites providing general search services and information and Desktop, which includes our direct-to-consumer downloadable desktop applications and our business-to-business partnership operations.

•
Emerging & Other - consists of Care.com, a leading global platform for finding and managing family care, which was acquired on February 11, 2020, Mosaic Group, a leading provider of global subscription mobile applications (through Apalon, iTranslate and TelTech), Bluecrew, NurseFly, a temporary healthcare staffing platform acquired on June 26, 2019, The Daily Beast, IAC Films and, for periods prior to its sale on March 16, 2020, College Humor Media.

Defined Terms and Operating Metrics:
Unless otherwise indicated or as the context otherwise requires certain terms used in this quarterly report, which include the principal operating metrics we use in managing our business, are defined below:
ANGI Homeservices

•
Marketplace Revenue - includes revenue from the HomeAdvisor, Handy and Fixd Repair domestic marketplaces, including consumer connection revenue for consumer matches, revenue from pre-priced jobs sourced through the HomeAdvisor, Handy and Fixd Repair platforms, and service professional membership subscription revenue. It excludes revenue from Angie's List, mHelpDesk and HomeStars. Effective January 1, 2020, Fixd Repair has been moved to Marketplace from Advertising & Other and prior year amounts have been reclassified to conform to the current year presentation.

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

Vimeo

•	Platform Revenue - primarily includes revenue from Software-as-a-Service ("SaaS") subscription fees and other related revenue from Vimeo subscribers.

•	Hardware Revenue - includes sales of our live streaming accessories. Vimeo sold its hardware business on March 29, 2019.

•	Vimeo Ending Subscribers - is the number of subscribers to Vimeo's SaaS video tools at the end of the period.
Dotdash

•	Display Advertising Revenue - primarily includes revenue generated from display advertisements sold both directly through our sales team and via programmatic exchanges.

•
Performance Marketing Revenue - primarily includes affiliate commerce and performance marketing commissions generated when consumers are directed from our properties to third-party service providers. Affiliate commerce commissions are generated when a consumer completes a transaction. Performance marketing commissions are generated on a cost-per-click or cost-per-new account basis.

Operating Costs and Expenses:

•
Cost of revenue - consists primarily of traffic acquisition costs, which includes (i) payments made to partners who direct traffic to our Ask Media Group websites, who distribute our business-to-business customized browser-based applications and who integrate our paid listings into their websites and (ii) the amortization of fees paid to Apple and Google related to the distribution of apps and the facilitation of in-app purchases. Traffic acquisition costs include payment of amounts based on revenue share and other arrangements. Cost of revenue also includes payments made to independent service professionals who perform work contracted under pre-priced arrangements through the HomeAdvisor and Handy platforms, compensation expense (including stock-based compensation expense) and other employee-related costs for Vimeo and Care.com customer care and support functions, employees at Fixd Repair for service work performed, payments made to workers staffed by Bluecrew, hosting fees, credit card processing fees, content costs, and production costs related to IAC Films and, for periods prior to its sale on March 16, 2020, College Humor Media.

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

•
Acquisition-related contingent consideration fair value adjustments - relate to the portion of the purchase price of certain acquisitions that is contingent upon the financial performance and/or operating metric targets of the acquired company. The fair value of the liability is estimated at the date of acquisition and adjusted each reporting period until the liability is settled. Significant changes in financial performance and/or operating metrics will result in a significantly higher or lower fair value measurement. The changes in the estimated fair value of the contingent consideration arrangements during each reporting period, including the accretion of the discount if the arrangement is longer than one year, are recognized in "General and administrative expense" in the accompanying statement of operations.

Long-term debt (for additional information see "Note 6—Long-term Debt" to the financial statements included in "Item 1—Consolidated and Combined Financial Statements"):

•
ANGI Term Loan - due November 5, 2023. The outstanding balance of the ANGI Term Loan as of June 30, 2020 is $240.6 million and quarterly principal payments are required. At both June 30, 2020 and December 31, 2019, the ANGI Term Loan bore interest at LIBOR plus 1.50%. The interest rate was 1.70% and 3.25% at June 30, 2020 and December 31, 2019, respectively.

•
ANGI Credit Facility - The ANGI $250 million revolving credit facility expires on November 5, 2023. At June 30, 2020 and December 31, 2019, there were no outstanding borrowings under the ANGI Credit Facility.

•
IAC Group Credit Facility - The IAC Group $250 million revolving credit facility expires on November 5, 2023. At June 30, 2020 and December 31, 2019, there were no outstanding borrowings under the IAC Group Credit Facility.

Non-GAAP financial measure:

•
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") - is a non-GAAP financial measure. See "Principles of Financial Reporting" for the definition of Adjusted EBITDA and a reconciliation of net (loss) earnings attributable to IAC shareholders to operating loss to consolidated and combined Adjusted EBITDA for the three and six months ended June 30, 2020 and 2019.

Certain Risks and Concentrations—Services Agreement with Google (the "Services Agreement")
A meaningful portion of the Company's revenue is attributable to the Services Agreement. In addition, the Company earns certain other advertising revenue from Google that is not attributable to the Services Agreement. For the three and six months ended June 30, 2020, total revenue earned from Google was $114.5 million and $253.5 million, representing 16% and 18%, respectively, of the Company's revenue. For the three and six months ended June 30, 2019, total revenue earned from Google was $196.4 million and $392.3 million, both representing 29%, of the Company's combined revenue. Accounts receivable related to revenue earned from Google totaled $42.4 million and $53.0 million at June 30, 2020 and December 31, 2019, respectively.
Revenue attributable to the Services Agreement is earned by the Desktop business and Ask Media Group within the Search segment. For the three and six months ended June 30, 2020, revenue from the Services Agreement of $37.2 million and $83.3 million, respectively, was earned within the Desktop business and $67.0 million and $147.5 million, respectively, within Ask Media Group. For the three and six months ended June 30, 2019, revenue from the Services Agreement of $78.1 million and $166.1 million, respectively, was earned within the Desktop business and $104.0 million and $198.8 million, respectively, within Ask Media Group.
The Services Agreement expires on March 31, 2023; provided that during September 2020 and during each September thereafter, either party may, after discussion with the other party, terminate the Services Agreement, effective on September 30 of the year following the year such notice is given. The Services Agreement requires that the Company comply with certain guidelines promulgated by Google. Google may generally unilaterally update its policies and guidelines without advance notice. These updates may be specific to the Services Agreement or could be more general and thereby impact the Company as well as other companies. These policy and guideline updates could in turn require modifications to, or prohibit and/or render obsolete certain of our products, services and/or business practices, which could be costly to address or otherwise have an adverse effect on our financial condition and results of operations, particularly the businesses in our Search segment. As described below, Google has made changes to the policies under the Services Agreement and has also made industry-wide changes that have negatively impacted the Desktop business and Google may do so in the future.
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
Google announced an industry-wide Google Chrome Web Store policy change that will be effective on August 27, 2020. The change will reduce the number and type of toolbar browser extensions. This policy change is expected to negatively impact the revenue of Desktop’s existing installed base of toolbars and this impact may be material to the Desktop business. The Company will assess the impact of the policy change for possible impairments of the Desktop reporting unit and the related indefinite-lived intangible asset in the third quarter of 2020.

Overview—Consolidated and Combined Results

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	$ Change	% Change	2019	2020	$ Change	% Change	2019
	(Dollars in thousands)
Revenue:
ANGI Homeservices	$375,061	$31,165	9%	$343,896	$718,711	$71,372	11%	$647,339
Vimeo	67,334	21,621	47%	45,713	124,302	35,008	39%	89,294
Dotdash	44,621	6,893	18%	37,728	88,741	17,052	24%	71,689
Search	131,263	(62,637)	(32)%	193,900	285,682	(104,262)	(27)%	389,944
Emerging & Other	108,127	40,548	60%	67,579	193,169	61,337	47%	131,832
Inter-segment eliminations	(45)	86	66%	(131)	(120)	73	38%	(193)
Total	$726,361	$37,676	5%	$688,685	$1,410,485	$80,580	6%	$1,329,905

Operating Income (Loss):
ANGI Homeservices	$17,644	$6,241	55%	$11,403	$1,348	$(6,414)	(83)%	$7,762
Vimeo	(7,736)	3,880	33%	(11,616)	(22,325)	7,075	24%	(29,400)
Dotdash	7,676	666	10%	7,010	10,087	30	—%	10,057
Search	8,781	(22,924)	(72)%	31,705	(211,782)	(283,575)	NM	71,793
Emerging & Other	(8,986)	3,541	28%	(12,527)	(26,856)	2,923	10%	(29,779)
Corporate	(124,398)	(84,653)	(213)%	(39,745)	(169,829)	(91,443)	(117)%	(78,386)
Total	$(107,019)	$(93,249)	(677)%	$(13,770)	$(419,357)	$(371,404)	(775)%	$(47,953)

Adjusted EBITDA:
ANGI Homeservices	$57,936	$6,504	13%	$51,432	$92,333	$3,722	4%	$88,611
Vimeo	(4,719)	4,745	50%	(9,464)	(16,127)	9,537	37%	(25,664)
Dotdash	12,112	3,737	45%	8,375	19,123	3,598	23%	15,525
Search	9,444	(22,747)	(71)%	32,191	22,574	(50,231)	(69)%	72,805
Emerging & Other	(2,628)	5,761	69%	(8,389)	(22,587)	(1,177)	(5)%	(21,410)
Corporate	(57,196)	(38,624)	(208)%	(18,572)	(88,582)	(49,790)	(128)%	(38,792)
Total	$14,949	$(40,624)	(73)%	$55,573	$6,734	$(84,341)	(93)%	$91,075
_____________________
NM = Not meaningful.
For the three months ended June 30, 2020:

•
Revenue increased $37.7 million, or 5%, to $726.4 million, due to increases of $40.5 million from Emerging & Other, resulting primarily from the contribution from Care.com, acquired February 11, 2020, growth from ANGI of $31.2 million, and increases of $21.6 million from Vimeo and $6.9 million from Dotdash, partially offset by a decrease of $62.6 million from Search.

•
Operating loss increased $93.2 million to a loss of $107.0 million due primarily to a decrease in Adjusted EBITDA of $40.6 million, described below, and increases of $44.1 million in stock-based compensation expense, $7.1 million in amortization of intangibles and $3.7 million in depreciation, partially offset by a change of $2.3 million in acquisition-related contingent consideration fair value adjustments (income of $0.6 million in 2020 compared to expense of $1.6 million in 2019). The increase in stock-based compensation expense was due primarily to a modification charge of $52.4 million related to the Separation, partially offset by the vesting of awards. The increase in amortization of intangibles was due primarily to recent acquisitions. The increase in depreciation was due primarily to the development of capitalized software to support ANGI's products and services, as well as leasehold improvements related to additional office space at ANGI.

•
Adjusted EBITDA decreased $40.6 million to $14.9 million due primarily to increased losses of $38.6 million from Corporate (of which $25.0 million related to the IAC Fellows endowment and $11.2 million related to costs of the Separation) and a decrease of $22.7 million from Search, partially offset by growth of $6.5 million and $3.7 million from ANGI and Dotdash, respectively, and reduced losses of $5.8 million and $4.7 million from Emerging & Other and Vimeo, respectively.

For the six months ended June 30, 2020:

•
Revenue increased $80.6 million, or 6%, to $1.4 billion, due to growth from ANGI of $71.4 million, increases of $61.3 million from Emerging & Other, $35.0 million from Vimeo and $17.1 million from Dotdash, partially offset by a decrease of $104.3 million from Search.

•
Operating loss increased $371.4 million to a loss of $419.4 million due primarily to a goodwill impairment of $212.0 million and $21.4 million in indefinite-lived intangible asset impairments, which is reflected in amortization of intangibles, at Search related to the Desktop business, a decrease in Adjusted EBITDA of $84.3 million, described below, and increases of $46.6 million in stock-based compensation expense and $8.1 million in depreciation, partially offset by a change of $10.1 million in acquisition-related contingent consideration fair value adjustments (income of $6.9 million in 2020 compared to expense of $3.1 million in 2019). The overall increase in amortization of intangibles of $30.5 million was due principally to the inclusion in 2020 of indefinite-lived intangible asset impairments of $21.4 million related to the Desktop business noted above and an increase in amortization related to recent acquisitions. The goodwill and the indefinite-lived intangible asset impairments were driven by the impact of COVID-19. The increase in stock-based compensation expense was due primarily to a modification charge of $52.4 million related to the Separation and the issuance of new equity awards since the prior year period, partially offset by the vesting of awards. The increase in depreciation was due primarily to the development of capitalized software to support ANGI's products and services, as well as leasehold improvements related to additional office space at ANGI. The income from acquisition-related contingent consideration fair value adjustments in 2020 is due to the decrease in the expected amount of contingent consideration to be paid in connection with a previous acquisition.

•
Adjusted EBITDA decreased $84.3 million to $6.7 million due primarily to a decrease of $50.2 million from Search and increased losses of $49.8 million and $1.2 million from Corporate and Emerging & Other, respectively, partially offset by reduced losses of $9.5 million from Vimeo and growth of $3.7 million and $3.6 million from ANGI and Dotdash, respectively. The increased losses at Corporate are due primarily to $25.0 million related to the IAC Fellows endowment and $18.7 million related to costs of the Separation.

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
COVID-19 Update
The impact on the Company from the COVID-19 outbreak, which has been declared a "pandemic" by the World Health Organization, has been varied. The extent to which developments related to the COVID-19 outbreak and measures designed to curb its spread continue to impact the Company’s business, financial condition and results of operations will depend on future developments, all of which are highly uncertain and many of which are beyond the Company’s control, including the speed of contagion, the development and implementation of effective preventative measures and possible treatments, the scope of governmental and other restrictions on travel, discretionary services and other activity, and public reactions to these developments. For example, these developments and measures have resulted in rapid and adverse changes to the operating environment in which we do business, as well as significant uncertainty concerning the near and long term economic ramifications of the COVID-19 outbreak, which have adversely impacted our ability to forecast our results and respond in a timely and effective manner to trends related to the COVID-19 outbreak. The longer the global outbreak and measures designed to curb the spread of the virus continue to adversely affect levels of consumer confidence, discretionary spending and the willingness of consumers to interact with other consumers, vendors and service providers face-to-face (and in turn, adversely affect demand for the Company’s various products and services), the greater the adverse impact is likely to be on the Company’s business, financial condition and results of operations and the more limited will be the Company’s ability to try and make up for delayed or lost revenues.
In March 2020, the Company's ANGI Homeservices business experienced a decline in demand for service requests, driven primarily by decreases in demand in certain categories of jobs (particularly discretionary indoor projects). In the second quarter of 2020, ANGI Homeservices experienced a rebound in service requests, exceeding pre-COVID-19 growth levels, driven by increased demand from homeowners who spent more time at home due to measures taken to reduce the spread of COVID-19. However, many service professionals' businesses have been adversely impacted by labor and material constraints, which negatively impacted ANGI Homeservices' ability to monetize this increased level of service requests. Vimeo has seen strong revenue growth as the demand for communication via video has increased due to the pandemic. The Search segment has experienced a significant decline in revenue due, in part, to the decrease in advertising rates due to the impact of COVID-19. In addition, the United States, which represents 81% and 80% of the Company's revenue for the three and six months ended June 30, 2020, respectively, has experienced a resurgence of the COVID-19 virus beginning in June 2020. This resurgence could materially and adversely affect our business, financial condition and results of operations.
In the quarter ended March 31, 2020, the Company determined that the effects of COVID-19 were an indicator of possible impairment for certain of its assets and identified the following impairments:

•	a $212.0 million impairment related to the goodwill of the Desktop reporting unit;

•	a $21.4 million impairment related to certain indefinite-lived intangible assets of the Desktop reporting unit;

•	a $51.5 million impairment of certain equity securities without readily determinable fair values; and

•	a $7.5 million impairment of a note receivable and a warrant related to certain investees.
There were no impairments identified during the three months ended June 30, 2020.

Results of Operations for the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019
Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	$ Change	% Change	2019	2020	$ Change	% Change	2019
	(Dollars in thousands)
ANGI Homeservices	$375,061	$31,165	9%	$343,896	$718,711	$71,372	11%	$647,339
Vimeo	67,334	21,621	47%	45,713	124,302	35,008	39%	89,294
Dotdash	44,621	6,893	18%	37,728	88,741	17,052	24%	71,689
Search	131,263	(62,637)	(32)%	193,900	285,682	(104,262)	(27)%	389,944
Emerging & Other	108,127	40,548	60%	67,579	193,169	61,337	47%	131,832
Inter-segment eliminations	(45)	86	66%	(131)	(120)	73	38%	(193)
Total	$726,361	$37,676	5%	$688,685	$1,410,485	$80,580	6%	$1,329,905
For the three months ended June 30, 2020 compared to the three months ended June 30, 2019

•
ANGI revenue increased 9% to $375.1 million driven by Marketplace Revenue growth of $31.9 million, or 12%, and an increase of $1.1 million, or 2%, in Advertising & Other Revenue, partially offset by a decline of $1.9 million, or 10%, at the European businesses. The increase in Marketplace Revenue was due primarily to an increase of 2% in Marketplace Monetized Transactions to 4.5 million, driven by an increase of 18% in Marketplace Service Requests to 9.4 million, and, to a lesser extent, an increase in revenue of $15.3 million due to the change to gross revenue reporting for Handy and HomeAdvisor’s pre-priced product offering, effective January 1, 2020. Advertising & Other Revenue increased due primarily to an increase in Angie's List revenue driven by a 4% increase in Advertising SPs. The revenue decline at the European businesses was due primarily to the impact of COVID-19, lower monetization from transitioning the business in France to a common European technology platform with the businesses in the Netherlands and Italy, which began in early February 2020, and the unfavorable impact of the strengthening of the U.S. dollar relative to the Euro and British Pound.

•
Vimeo revenue grew 47% to $67.3 million due to Platform Revenue growth of $21.6 million, or 47%. Platform Revenue growth was driven by a 15% increase in average revenue per subscriber, a 16% increase in Vimeo Ending Subscribers to nearly 1.4 million as enterprises and organizations move to deliver their products and communicate with their customers more digitally due to the effects of COVID-19 and from the contribution of Magisto (acquired May 28, 2019).

•
Dotdash revenue increased 18% to $44.6 million due to growth of 107% in Performance Marketing Revenue, partially offset by a decrease of 8% in Display Advertising Revenue. The growth in Performance Marketing Revenue was due primarily to growth in both affiliate commerce commission revenue and performance marketing commission revenue. The decrease in Display Advertising Revenue was driven by the impact of COVID-19.

•
Search revenue decreased 32% to $131.3 million due to decreases of $41.0 million, or 48%, from Desktop and $21.7 million, or 20%, from Ask Media Group. The decrease in Desktop revenue was driven by lower queries and monetization challenges following prior year browser policy changes and a decrease in advertising rates due to the impact of COVID-19, as well as continued business-to-business partnership declines. The decrease in Ask Media Group is primarily due to a decrease in advertising rates due to the impact of COVID-19.

•
Emerging & Other revenue increased 60% to $108.1 million due primarily to the contribution of Care.com, acquired February 11, 2020, partially offset by lower revenue at Bluecrew and the sale of College Humor Media during the first quarter of 2020.

For the six months ended June 30, 2020 compared to the six months ended June 30, 2019

•
ANGI revenue increased 11% to $718.7 million driven by Marketplace Revenue growth of $70.2 million, or 15%, and an increase of $5.0 million, or 4%, in Advertising & Other Revenue, partially offset by a decline of $3.8 million, or 9%, at the European businesses. The increase in Marketplace Revenue was due primarily to an increase of 1% in Marketplace Monetized Transactions to 8.1 million, driven by an increase of 11% in Marketplace Service Requests to 15.3 million, and, to a lesser extent, an increase in revenue of $30.5 million due to the change to gross revenue reporting for Handy and HomeAdvisor’s pre-priced product offering, effective January 1, 2020. Advertising & Other Revenue increased due primarily to the factor described above in the three-month discussion. The revenue decline at the European businesses was due primarily to the impact of COVID-19, lower monetization from transitioning the business in France to a common European technology platform with the businesses in the Netherlands and Italy, which began in early February 2020, and the unfavorable impact of the strengthening of the U.S. dollar relative to the Euro and British Pound.

•
Vimeo revenue grew 39% to $124.3 million due to Platform Revenue growth of $37.3 million, or 43%. Platform Revenue growth was driven by the factors described above in the three-month discussion and from the contribution of Magisto (acquired May 28, 2019). Revenue in 2019 included $2.3 million from the hardware business, which was sold in the first quarter of 2019.

•
Dotdash revenue increased 24% to $88.7 million due to growth of 93% in Performance Marketing Revenue and 3% higher Display Advertising Revenue. The growth in Performance Marketing Revenue was due primarily to the factors described above in the three-month discussion.

•
Search revenue decreased 27% to $285.7 million due primarily to decreases of $83.5 million, or 46%, from Desktop and $20.8 million, or 10%, from Ask Media Group. The decreases in Desktop and Ask Media Group revenue were driven by the factors described above in the three-month discussion.

•
Emerging & Other revenue increased 47% to $193.2 million due primarily to the contributions of Care.com, acquired February 11, 2020, and Nursefly, acquired June 26, 2019, partially offset by lower revenue at Bluecrew and IAC Films and the sale of College Humor Media during the first quarter of 2020.

Cost of revenue (exclusive of depreciation shown separately below)

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	$ Change	% Change	2019	2020	$ Change	% Change	2019
	(Dollars in thousands)
Cost of revenue (exclusive of depreciation shown separately below)	$178,639	$28,914	19%	$149,725	$357,966	$68,393	24%	$289,573
As a percentage of revenue	25%			22%	25%			22%
For the three months ended June 30, 2020 compared to the three months ended June 30, 2019
Cost of revenue in 2020 increased from 2019 due to increases of $30.3 million from ANGI, $10.3 million from Emerging & Other and $6.9 million from Vimeo, partially offset by a decrease of $19.3 million from Search.

•	The ANGI increase was due primarily to the change from net to gross revenue reporting for Handy and HomeAdvisor's pre-priced product offering, effective January 1, 2020.

•
The Emerging & Other increase was due primarily to $18.8 million of expense from the inclusion of Care.com, partially offset by decreases of $4.2 million at College Humor Media due to its sale during the first quarter of 2020 and $3.3 million in payments made to workers staffed by Bluecrew.

•
The Vimeo increase was due primarily to an increase of $4.0 million in credit card processing fees and in-app purchase fees driven by higher revenue and an increase in compensation expense related to its customer support function.

•
The Search decrease was due primarily to a decrease of $19.1 million in traffic acquisition costs driven by lower revenue sourced through partners at Ask Media Group and a decline at Desktop related to its business-to-business partnership revenue.

For the six months ended June 30, 2020 compared to the six months ended June 30, 2019
Cost of revenue in 2020 increased from 2019 due to increases of $53.5 million from ANGI, $17.2 million from Emerging & Other and $8.0 million from Vimeo, partially offset by a decrease of $13.5 million from Search.

•	The ANGI increase was due primarily to the change from net to gross revenue reporting for Handy and HomeAdvisor's pre-priced product offering, effective January 1, 2020.

•
The Emerging & Other increase was due primarily to $28.2 million of expense from the inclusion of Care.com, partially offset by a decrease of $6.3 million at College Humor Media due to its sale during the first quarter of 2020 and $3.0 million in payments made to workers staffed by Bluecrew.

•	The Vimeo increase was due primarily to an increase of $6.9 million in credit card processing fees and in-app purchase fees driven by higher revenue.

•	The Search decrease was due primarily to a decrease of $12.8 million in traffic acquisition costs driven by lower revenue at the Desktop business and Ask Media Group.
Selling and marketing expense

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	$ Change	% Change	2019	2020	$ Change	% Change	2019
	(Dollars in thousands)
Selling and marketing expense	$308,826	$(7,387)	(2)%	$316,213	$617,033	$(2,378)	—%	$619,411
As a percentage of revenue	43%			46%	44%			47%
For the three months ended June 30, 2020 compared to the three months ended June 30, 2019
Selling and marketing expense in 2020 decreased from 2019 due to decreases of $19.8 million from Search and $6.2 million from ANGI, partially offset by increases of $10.3 million from Emerging & Other, $6.7 million from Vimeo and $2.0 million from Dotdash.

•
The Search decrease was due primarily to a decrease in marketing of $19.0 million principally at Desktop as we continue to mitigate the negative impact on revenue from COVID-19 and the prior year browser policy changes.

•
The ANGI decrease was due primarily to a decrease in advertising expense of $8.7 million, partially offset by an increase in compensation expense of $2.7 million. The decrease in advertising expense was due primarily to a decrease in television spend resulting from cost cutting initiatives due to the impact of COVID-19, partially offset by an increase in online marketing, due in part to higher online cost per paid Marketplace Service Request. Beginning mid-way through 2019, the proportion of service requests through Google free traffic declined while service requests through Google paid traffic increased. In addition, paid service requests became considerably more expensive on average than in the first half of 2019. In response to this continuing trend, we implemented new processes in the second half of 2019 and as a result we expect the year over year increase in cost per paid service request to be more modest in the back half of 2020. The increase in compensation expense was due primarily to growth in the sales force.

•
The Emerging & Other increase was due primarily to $11.3 million of expense from the inclusion of Care.com, partially offset by a decrease of $1.1 million in compensation at College Humor Media due to its sale during the first quarter of 2020.

•	The Vimeo increase was due primarily to increases in compensation expense of $3.8 million, due, in part, to growth in the sales force and marketing of $2.0 million.

•	The Dotdash increase was due primarily to an increase in compensation expense of $2.2 million, due, in part, to growth in the sales force.
For the six months ended June 30, 2020 compared to the six months ended June 30, 2019
Selling and marketing expense in 2020 decreased from 2019 due to a decrease of $40.5 million from Search, partially offset by increases of $17.2 million from Emerging & Other, $9.0 million from Vimeo, $8.5 million from ANGI and $3.8 million from Dotdash.

•
The Search decrease was due primarily to a decrease in marketing of $38.5 million due primarily to Desktop due to the factors described above in the three-month discussion, as well as a decrease in marketing at Ask Media Group driven by policy changes impacting our ability to acquire traffic.

•
The Emerging & Other increase was due primarily to $21.2 million of expense from the inclusion of Care.com, partially offset by a decrease of $2.1 million in compensation at College Humor Media due to its sale during the first quarter of 2020.

•	The Vimeo increase was due primarily to increases in compensation expense of $7.3 million, due, in part, to growth in the sales force, and software license and maintenance costs of $1.0 million.

•
The ANGI increase was due primarily to increases in compensation expense of $10.4 million, outsourced personnel costs of $2.3 million and facility costs of $1.1 million, partially offset by a decrease in advertising expense of $4.3 million. The increase in compensation expense was due primarily to growth in the sales force. The increase in outsourced personnel costs was due primarily to various sales initiatives at Handy. The decrease in advertising expense was due primarily to a decrease in television spend, partially offset by an increase in online marketing. Online marketing spend was negatively impacted by traffic sourced through Google as described above in the three-month discussion.

•	The Dotdash increase was due primarily to an increase in compensation expense of $3.8 million, due, in part, to growth in the sales force.
General and administrative expense

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	$ Change	% Change	2019	2020	$ Change	% Change	2019
	(Dollars in thousands)
General and administrative expense	$240,725	$82,262	52%	$158,463	$414,466	$101,552	32%	$312,914
As a percentage of revenue	33%			23%	29%			24%
For the three months ended June 30, 2020 compared to the three months ended June 30, 2019
General and administrative expense in 2020 increased from 2019 due to an increase of $85.6 million from Corporate.

•
The Corporate increase was due primarily to an increase of $46.3 million in stock-based compensation expense, $25.0 million related to the IAC Fellows endowment and higher professional fees, including $11.2 million related to costs of the Separation. The increase in stock-based compensation is due primarily to a $51.5 million modification charge related to the Separation, partially offset by the vesting of awards.

For the six months ended June 30, 2020 compared to the six months ended June 30, 2019
General and administrative expense in 2020 increased from 2019 due to increases of $93.5 million from Corporate and $7.6 million from ANGI.

•
The Corporate increase was due primarily to an increase of $42.5 million in stock-based compensation expense, $25.0 million related to the IAC Fellows endowment and higher professional fees, including $18.7 million related to costs of the Separation. The increase in stock-based compensation is due primarily to a $51.5 million modification charge related to the Separation, partially offset by the vesting of awards.

•
The ANGI increase was due primarily to an increase of $7.2 million in bad debt expense due to higher Marketplace Revenue, the impact from COVID-19 on expected credit losses and anticipated losses on Angie’s List service professionals under contract for advertising.

Product development expense

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	$ Change	% Change	2019	2020	$ Change	% Change	2019
	(Dollars in thousands)
Product development expense	$62,283	$16,348	36%	$45,935	$124,246	$33,886	38%	$90,360
As a percentage of revenue	9%			7%	9%			7%
For the three months ended June 30, 2020 compared to the three months ended June 30, 2019
Product development expense in 2020 increased from 2019 due to increases of $9.1 million from Emerging & Other and $5.9 million from Vimeo.

•
The Emerging & Other increase was due primarily to $7.9 million of expense from the inclusion of Care.com and an increase of $1.3 million in compensation expense at Mosaic due primarily to higher headcount.

•	The Vimeo increase was due primarily to an increase of $4.3 million in compensation expense due primarily to the inclusion of Magisto (acquired May 28, 2019) and higher headcount.
For the six months ended June 30, 2020 compared to the six months ended June 30, 2019
Product development expense in 2020 increased from 2019 due to increases of $15.5 million from Emerging & Other, $11.5 million from Vimeo and $5.3 million from Dotdash.

•
The Emerging & Other increase was due primarily to $12.9 million of expense from the inclusion of Care.com and increase of $2.5 million in compensation expense at Mosaic due primarily to higher headcount.

•	The Vimeo increase was due primarily to an increase of $8.8 million in compensation expense due primarily to the inclusion of Magisto (acquired May 28, 2019) and higher headcount.

•
The Dotdash increase was due primarily to an increase of $5.5 million in compensation expense due primarily to higher headcount and an increase in expense for contractors engaged in improving the user's experience.

Depreciation

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	$ Change	% Change	2019	2020	$ Change	% Change	2019
	(Dollars in thousands)
Depreciation	$16,604	$3,711	29%	$12,893	$32,096	$8,063	34%	$24,033
As a percentage of revenue	2%			2%	2%			2%
For the three months ended June 30, 2020 compared to the three months ended June 30, 2019
Depreciation in 2020 increased from 2019 due primarily to the development of capitalized software to support ANGI's products and services, as well as leasehold improvements related to additional office space at ANGI.
For the six months ended June 30, 2020 compared to the six months ended June 30, 2019

Depreciation in 2020 increased from 2019 due primarily to the factors described above in the three-month discussion, partially offset by certain fixed assets becoming fully depreciated.
Operating income (loss)

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	$ Change	% Change	2019	2020	$ Change	% Change	2019
	(Dollars in thousands)
ANGI Homeservices	$17,644	$6,241	55%	$11,403	$1,348	$(6,414)	(83)%	$7,762
Vimeo	(7,736)	3,880	33%	(11,616)	(22,325)	7,075	24%	(29,400)
Dotdash	7,676	666	10%	7,010	10,087	30	—%	10,057
Search	8,781	(22,924)	(72)%	31,705	(211,782)	(283,575)	NM	71,793
Emerging & Other	(8,986)	3,541	28%	(12,527)	(26,856)	2,923	10%	(29,779)
Corporate	(124,398)	(84,653)	(213)%	(39,745)	(169,829)	(91,443)	(117)%	(78,386)
Total	$(107,019)	$(93,249)	(677)%	$(13,770)	$(419,357)	$(371,404)	(775)%	$(47,953)

As a percentage of revenue	(15)%			(2)%	(30)%			(4)%
For the three months ended June 30, 2020 compared to the three months ended June 30, 2019
Operating loss increased $93.2 million to a loss of $107.0 million due primarily to a decrease in Adjusted EBITDA of $40.6 million, described below, and increases of $44.1 million in stock-based compensation expense, $7.1 million in amortization of intangibles and $3.7 million in depreciation, partially offset by a change of $2.3 million in acquisition-related contingent consideration fair value adjustments (income of $0.6 million in 2020 compared to expense of $1.6 million in 2019). The increase in stock-based compensation expense was due primarily to a modification charge of $52.4 million related to the Separation, partially offset by the vesting of awards. The increase in amortization of intangibles was due primarily to recent acquisitions. The increase in depreciation was due primarily to the development of capitalized software to support ANGI's products and services, as well as leasehold improvements related to additional office space at ANGI.
At June 30, 2020, there was $232.8 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 3.1 years.
For the six months ended June 30, 2020 compared to the six months ended June 30, 2019
Operating loss increased $371.4 million to a loss of $419.4 million due primarily to a goodwill impairment of $212.0 million and $21.4 million in indefinite-lived intangible asset impairments, which is reflected in amortization of intangibles, at Search related to the Desktop business, a decrease in Adjusted EBITDA of $84.3 million, described below, and increases of $46.6 million in stock-based compensation expense and $8.1 million in depreciation, partially offset by a change of $10.1 million in acquisition-related contingent consideration fair value adjustments (income of $6.9 million in 2020 compared to expense of $3.1 million in 2019). The overall increase in amortization of intangibles of $30.5 million was due principally to the inclusion in 2020 of indefinite-lived intangible asset impairments of $21.4 million related to the Desktop business noted above and an increase in amortization related to recent acquisitions. The goodwill and the indefinite-lived intangible asset impairments were driven by the impact of COVID-19. The increase in stock-based compensation expense was due primarily to a modification charge of $52.4 million related to the Separation and the issuance of new equity awards since the prior year period, partially offset by the vesting of awards. The increase in depreciation was due primarily to the development of capitalized software to support ANGI's products and services, as well as leasehold improvements related to additional office space at ANGI, partially offset by certain fixed assets becoming fully depreciated. The income from acquisition-related contingent consideration fair value adjustments in 2020 is due to the decrease in the expected amount of contingent consideration to be paid in connection with a previous acquisition.
See "Note 4—Goodwill and Intangible Assets" to the financial statements included in "Item 1. Consolidated and Combined Financial Statements" for a detailed description of the Desktop goodwill and indefinite-lived intangible asset impairments.

The aggregate carrying value of goodwill for which the most recent estimate of the excess of fair value over carrying value is less than 20% is approximately $708.3 million. The aggregate carrying value of indefinite-lived intangible assets for which the most recent estimate of the excess of fair value over carrying value is less than 20% is approximately $70.1 million.
Adjusted EBITDA

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	$ Change	% Change	2019	2020	$ Change	% Change	2019
	(Dollars in thousands)
ANGI Homeservices	$57,936	$6,504	13%	$51,432	$92,333	$3,722	4%	$88,611
Vimeo	(4,719)	4,745	50%	(9,464)	(16,127)	9,537	37%	(25,664)
Dotdash	12,112	3,737	45%	8,375	19,123	3,598	23%	15,525
Search	9,444	(22,747)	(71)%	32,191	22,574	(50,231)	(69)%	72,805
Emerging & Other	(2,628)	5,761	69%	(8,389)	(22,587)	(1,177)	(5)%	(21,410)
Corporate	(57,196)	(38,624)	(208)%	(18,572)	(88,582)	(49,790)	(128)%	(38,792)
Total	$14,949	$(40,624)	(73)%	$55,573	$6,734	$(84,341)	(93)%	$91,075

As a percentage of revenue	2%			8%	—%			7%
For a reconciliation of net (loss) earnings attributable to IAC shareholders to operating loss to consolidated and combined Adjusted EBITDA, see "Principles of Financial Reporting." For a reconciliation of operating income (loss) to Adjusted EBITDA for the Company's reportable segments, see "Note 10—Segment Information" to the financial statements included in "Item 1—Consolidated and Combined Financial Statements."
For the three months ended June 30, 2020 compared to the three months ended June 30, 2019
•ANGI Adjusted EBITDA increased 13% to $57.9 million, growing faster than revenue, due primarily to lower selling and marketing expenses as a percentage of revenue.
•Vimeo Adjusted EBITDA loss decreased 50% to $4.7 million due primarily to higher revenue, partially offset by higher compensation expense due primarily to an increase in headcount, including its product development group, sales force and customer support function, and increases of $4.0 million in credit card processing fees and in-app purchase fees and $2.0 million in marketing.
•Dotdash Adjusted EBITDA increased 45% to $12.1 million due primarily to higher revenue, partially offset by higher compensation expense.
•Search Adjusted EBITDA decreased 71% to $9.4 million due to a decrease in revenue, partially offset by lower traffic acquisition costs of $19.1 million and a decrease in marketing of $19.0 million as we continue to mitigate the negative impact on revenue from COVID-19 and the prior year browser policy changes.
•Emerging & Other Adjusted EBITDA loss decreased $5.8 million to $2.6 million due primarily to lower losses at College Humor Media due to its sale during the first quarter of 2020 and increased profits from Mosaic, partially offset by losses at Nursefly and increased losses at Bluecrew.
•Corporate Adjusted EBITDA loss increased 208% to $57.2 million due primarily to $25.0 million related to the IAC Fellows endowment and higher professional fees, including $11.2 million related to costs of the Separation.
For the six months ended June 30, 2020 compared to the six months ended June 30, 2019
•ANGI Adjusted EBITDA increased 4% to $92.3 million, growing slower than revenue, due primarily to an increase in cost of revenue, an increase of $7.2 million in bad debt expense due to higher Marketplace Revenue, the impact from

COVID-19 on expected credit losses and anticipated losses on Angie’s List service professionals under contract for advertising and increased European losses.
•Vimeo Adjusted EBITDA loss decreased 37% to $16.1 million due primarily to higher revenue, partially offset by higher compensation expense due to the factors described above in the three-month discussion and including expense from the inclusion of Magisto (acquired May 28, 2019).
•Dotdash Adjusted EBITDA increased 23% to $19.1 million due primarily to higher revenue, partially offset by higher compensation expense, an increase in expense for contractors engaged in improving the user's experience and an increase in bad debt expense due, in part, to the impact of COVID-19 on expected credit losses.
•Search Adjusted EBITDA decreased 69% to $22.6 million due to a decrease in revenue, partially offset by a decrease in marketing of $38.5 million as we continue to mitigate the negative impact on revenue from COVID-19 and the prior year browser policy changes at both Desktop and Ask Media Group and lower traffic acquisition costs of $12.8 million.
•Emerging & Other Adjusted EBITDA loss increased $1.2 million to $22.6 million due primarily to $20.3 million in transaction-related items from the Care.com acquisition (including $13.3 million in deferred revenue write-offs and $7.0 million in transaction-related costs), increased losses at Bluecrew and losses at Nursefly, and losses in the current year compared to profits in the prior year at IAC Films, partially offset by lower losses at College Humor Media due to its sale during the first quarter of 2020 and increased profits from Mosaic.
•Corporate Adjusted EBITDA loss increased 128% to $88.6 million due primarily to $25.0 million related to the IAC Fellows endowment and higher professional fees, including $18.7 million related to costs of the Separation.
Interest expense

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	$ Change	% Change	2019	2020	$ Change	% Change	2019
	(Dollars in thousands)
Interest expense	$1,555	$(1,682)	(52)%	$3,237	$3,772	$(2,732)	(42)%	$6,504
For the three months ended June 30, 2020 compared to the three months ended June 30, 2019
Interest expense in 2020 decreased from 2019 due primarily to lower interest rates and the decrease in the average outstanding balance of the ANGI Term Loan compared to the prior year period.
For the six months ended June 30, 2020 compared to the six months ended June 30, 2019
Interest expense in 2020 decreased from 2019 due primarily to the factors described in the three-month discussion.
Other (expense) income, net

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	$ Change	% Change	2019	2020	$ Change	% Change	2019
	(Dollars in thousands)
Other (expense) income, net	$(21,569)	$(55,551)	NM	$33,982	$(79,017)	$(107,582)	NM	$28,565
For the three months ended June 30, 2020 and 2019
Other expense, net in 2020 includes: an unrealized loss of $24.7 million related to our investment in MGM; $1.4 million of net foreign currency exchange gains; and $1.1 million of interest income.
Other income, net in 2019 includes: a $29.8 million gain related to our investment in Pinterest, which was carried at fair value following Pinterest's initial public offering in April 2019; and $4.0 million of interest income.
For the six months ended June 30, 2020 and 2019

Other expense, net in 2020 includes: $51.5 million in impairments (downward adjustments) related to investments in equity securities without readily determinable fair values and $7.5 million in impairments of a note receivable and a warrant related to certain investees due to the impact of COVID-19; an unrealized loss of $24.7 million related to our investment in MGM; and $5.6 million of interest income.
Other income, net in 2019 includes: a $29.8 million gain related to our investment in Pinterest, as described above in the three-month discussion; $8.2 million of interest income; a realized loss of $8.2 million related to the sale of Vimeo's hardware business; and a $1.1 million mark-to-market charge for an indemnification claim related to the Handy acquisition that was settled in ANGI shares during the first quarter of 2020.
Income tax benefit

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	$ Change	% Change	2019	2020	$ Change	% Change	2019
	(Dollars in thousands)
Income tax benefit	$36,079	$31,033	615%	$5,046	$77,511	$43,271	126%	$34,240
Effective income tax rate	28%			NM	15%			NM
For further details of income tax matters, see "Note 2—Income Taxes" to the financial statements included in "Item 1. Consolidated and Combined Financial Statements."
For the three months ended June 30, 2020 and 2019
In 2020, the effective income tax rate was higher than the statutory rate of 21% due primarily to excess tax benefits generated by the exercise and vesting of stock-based awards and the recognition of amortizable tax basis for certain assets related to an intercompany transaction, partially offset by an unbenefited unrealized loss related to our investment in MGM.
In 2019, the Company recorded an income tax benefit of $5.0 million, despite pre-tax income. The income tax benefit was due primarily to excess tax benefits generated by the exercise and vesting of stock-based awards.
For the six months ended June 30, 2020 and 2019
In 2020, the effective income tax rate was lower than the statutory rate of 21% due primarily to the non-deductible portion of the Desktop goodwill impairment charge and unbenefited losses related to other investment impairments, partially offset by a revaluation of net operating loss deferred taxes due to the CARES Act and excess tax benefits generated by the exercise and vesting of stock-based awards.
In 2019, the Company recorded an income tax benefit of $34.2 million due primarily to excess tax benefits generated by the exercise and vesting of stock-based awards.
Net earnings (loss) attributable to noncontrolling interests

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	$ Change	% Change	2019	2020	$ Change	% Change	2019
	(Dollars in thousands)
Net earnings (loss) attributable to noncontrolling interests	$2,053	$(6,179)	(75)%	$8,232	$(319)	$(9,125)	NM	$8,806
For the three months ended June 30, 2020 and 2019
Net earnings attributable to noncontrolling interests for 2020 and 2019 primarily represents the publicly-held interest in ANGI's earnings. Net earnings attributable to noncontrolling interests for 2019 also includes a third-party interest in a subsidiary that held the gain on our investment in Pinterest.
For the six months ended June 30, 2020 and 2019

Net (loss) earnings attributable to noncontrolling interests for 2020 and 2019 primarily represents the factors described above in the three-month discussion.

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
The following table reconciles net (loss) earnings attributable to IAC shareholders to operating loss to consolidated and combined Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Net (loss) earnings attributable to IAC shareholders	$(96,117)	$13,789	$(424,316)	$(458)
Add back:
Net earnings (loss) attributable to noncontrolling interests	2,053	8,232	(319)	8,806
Income tax benefit	(36,079)	(5,046)	(77,511)	(34,240)
Other expense (income), net	21,569	(33,982)	79,017	(28,565)
Interest expense	1,555	3,237	3,772	6,504
Operating loss	(107,019)	(13,770)	(419,357)	(47,953)
Stock-based compensation expense	79,697	35,607	116,878	70,282
Depreciation	16,604	12,893	32,096	24,033
Amortization of intangibles	26,303	19,226	72,062	41,567
Acquisition-related contingent consideration fair value adjustments	(636)	1,617	(6,918)	3,146
Goodwill impairment	—	—	211,973	—
Adjusted EBITDA	$14,949	$55,573	$6,734	$91,075
For a reconciliation of operating income (loss) to Adjusted EBITDA for the Company's reportable segments, see "Note 10—Segment Information" to the financial statements included in "Item 1—Consolidated and Combined Financial Statements."
Non-Cash Expenses That Are Excluded From Our Non-GAAP Measure
Stock-based compensation expense consists principally of expense associated with awards issued by certain subsidiaries of the Company and expense related to awards that were granted under various IAC stock and annual incentive plans. These expenses are not paid in cash and we view the economic cost of stock-based awards to be the dilution to our share base; we also include the related shares in our fully diluted shares outstanding for GAAP earnings per share using the treasury stock method.  To the extent that stock-based awards are settled on a net basis, the Company remits the required tax-withholding amounts from its current funds.
Depreciation is a non-cash expense relating to our building, capitalized software, leasehold improvements and equipment and is computed using the straight-line method to allocate the cost of depreciable assets to operations over their estimated useful lives, or, in the case of leasehold improvements, the lease term, if shorter.
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

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Position

	June 30, 2020	December 31, 2019
	(In thousands)
ANGI cash and cash equivalents:
United States	$404,845	$377,648
All other countries	16,140	12,917
Total ANGI cash and cash equivalents	420,985	390,565

IAC (excluding ANGI) cash and cash equivalents, short-term investments and marketable securities:
United States	1,961,583	392,521
All other countries	65,110	56,710
Total cash and cash equivalents	2,026,693	449,231
Short-term investments (United States)	20,000	—
Marketable securities (United States)	468,990	—
Total IAC (excluding ANGI) cash and cash equivalents, short-term investments and marketable securities	2,515,683	449,231

Total cash and cash equivalents, short-term investments and marketable securities	$2,936,668	$839,796

Long-term debt:
ANGI Term Loan	$240,625	$247,500
Less: current portion of ANGI Term Loan	13,750	13,750
Less: unamortized debt issuance costs	1,539	1,804
Total long-term debt, net	$225,336	$231,946
IAC and ANGI Long-term Debt
For a detailed description of long-term debt, see "Note 6—Long-term Debt" to the financial statements included in "Item 1. Consolidated and Combined Financial Statements."
Cash Flow Information
In summary, IAC's cash flows are as follows:

	Six Months Ended June 30,
	2020	2019
	(In thousands)
Net cash provided by (used in)
Operating activities	$74,883	$108,380
Investing activities	$(933,613)	$(221,671)
Financing activities	$2,467,992	$(96,709)
Net cash provided by operating activities consists of earnings adjusted for non-cash items, the effect of changes in working capital and acquisition-related contingent consideration payments (to the extent greater than the liability initially recognized at the time of acquisition). Non-cash adjustments include goodwill impairments, stock-based compensation expense, net losses on equity securities, amortization of intangibles, deferred income taxes, bad debt expense, and depreciation.
2020
Adjustments to earnings consist primarily of a $212.0 million goodwill impairment, $116.9 million of stock-based compensation expense, $76.2 million of losses on equity securities, including $51.5 million of impairments of certain equity securities without readily determinable fair values, $72.1 million of amortization of intangibles, including impairments of $21.4 million, $41.9 million of bad debt expense, and $32.1 million of depreciation, partially offset by $50.1 million of deferred income taxes. The deferred income tax benefit primarily relates to the net operating loss created in the six months ended June 30, 2020, the tax benefit on the stock-based compensation modification charge as well as the intangible and goodwill impairments, and an adjustment to deferred taxes resulting from a true-up of the state tax rate, partially offset by adjustments related to the Coronavirus Aid, Relief, and Economic Security Act. The decrease from changes in working capital primarily consists of an increase in accounts receivable of $47.8 million, an increase in other assets of $12.6 million, partially offset by an increase in deferred revenue of $52.0 million. The increase in accounts receivable is due primarily to revenue growth at ANGI and Vimeo. The increase in other assets is due primarily to a receivable due from Match Group under the tax sharing agreement, partially offset by decreases in prepaid hosting services at Corporate and ANGI. The increase in deferred revenue is due primarily to growth in subscription sales at Vimeo and Care.com.
Net cash used in investing activities includes cash used for acquisitions of $529.2 million, principally related to the Care.com acquisition, purchases (net of maturities) of marketable securities of $439.5 million (of which $414.5 million was used to purchase 23.2 million shares, on a settlement date basis, of MGM Resorts International ("MGM")), and capital expenditures of $27.4 million, primarily related to investments at ANGI in the development of capitalized software to support their products and services, and leasehold improvements, partially offset by a decrease in notes receivable—related party of $54.8 million and proceeds from the sale of businesses and investments of $14.8 million, principally related to the 2018 sales of Dictionary and Electus.
Net cash provided by financing activities includes transfers of $1.7 billion from Old IAC to the Company pursuant to the terms of the Separation and cash merger consideration of $837.9 million paid by Old IAC in connection with the Separation, partially offset by $54.4 million for the repurchase of 7.7 million shares of ANGI common stock, on a settlement date basis, at an average price of $7.02 per share, $11.5 million for withholding taxes paid on behalf of ANGI employees for stock-based awards that were net settled, $6.9 million in principal payments on ANGI debt, and $3.2 million for the purchase of redeemable noncontrolling interests.
2019
Adjustments to earnings consist primarily of $70.3 million of stock-based compensation expense, $41.6 million of amortization of intangibles, $33.2 million of bad debt expense, and $24.0 million of depreciation, partially offset by $36.6 million of deferred income taxes, and $31.2 million of gains on equity securities. The deferred income tax benefit primarily relates to the net operating loss created by the exercise and vesting of stock-based awards. The decrease from changes in working capital primarily consists of an increase in accounts receivable of $63.5 million, partially offset by an increase in deferred revenue of $26.0 million and a decrease in other assets of $19.7 million. The increase in accounts receivable is due primarily to revenue growth at ANGI and timing of cash receipts at ANGI and Mosaic Group, including cash received in the fourth quarter of 2018 rather than in the first quarter of 2019. The increase in deferred revenue is due primarily to growth in subscription sales at Vimeo and Mosaic Group. The decrease in other assets is due, in part, to a decrease in prepaid hosting services at Corporate.
Net cash used by investing activities includes cash used for acquisitions of $197.3 million, principally related to the acquisitions of Magisto and Fixd Repair, and capital expenditures of $55.9 million, primarily related to investments in the development of capitalized software at ANGI to support their products and services, leasehold improvements, and the payment of a deposit for an ownership interest in an aircraft at Corporate, and an increase in notes receivable—related party of $13.5 million, partially offset by proceeds from maturities of marketable debt securities of $25.0 million, and net proceeds from the sale of businesses and investments of $23.1 million, principally related to the December 31, 2018 sale of Felix.
Net cash used by financing activities includes cash transfers of $51.8 million to Old IAC pursuant to Old IAC's centrally managed U.S. treasury function, in which the Company participated for periods prior to the Separation, $26.2 million for withholding taxes paid on behalf of ANGI employees for stock-based awards that were net settled, $6.9 million in principal payments on ANGI debt, and $6.1 million for the purchase of redeemable noncontrolling interests.
Liquidity and Capital Resources
During the six months ended June 30, 2020, Old IAC contributed approximately $2.0 billion in cash to the Company pursuant to the terms of the Separation, including $837.9 million paid in cash by Old IAC representing $3 per share of Match Group common stock previously held by Old IAC and the aggregate cash consideration not elected by Match Group public shareholders. Prior to the Separation, the Company's principal sources of liquidity were our cash and cash equivalents, including the funding we received from Old IAC pursuant to its centrally managed U.S. treasury function, in which the Company participated, and short-term investments and marketable securities.

The Company generated $74.9 million of operating cash flows for the six months ended June 30, 2020, of which $127.8 million was generated by ANGI. ANGI is a separate and distinct legal entity with its own public shareholders and board of directors and has no obligation to provide the Company with funds. As a result, the Company cannot freely access the cash of ANGI and its subsidiaries. In addition, certain agreements governing ANGI indebtedness limit the payment of dividends or distributions and loans or advances to stockholders, including the Company, in the event a default has occurred or in the case of ANGI, its consolidated net leverage ratio (as defined in the ANGI Term Loan) exceeds 4.5 to 1.0. There were no such limitations at June 30, 2020.
The IAC Group Credit Facility of $250 million and the ANGI Credit Facility of $250 million expire on November 5, 2023. At June 30, 2020, there were no outstanding borrowings under these credit facilities. The annual commitment fee on undrawn funds is based on the consolidated net leverage ratio (as defined in each agreement) most recently reported and was 20 basis points and 25 basis points for the IAC Group Credit Facility and the ANGI Credit Facility, respectively. Borrowings under these credit facilities bear interest, at each respective company's option, at either a base rate or LIBOR, in each case plus an applicable margin, which is determined based on each company's consolidated net leverage ratio.
The Company anticipates that it will need to make capital and other expenditures in connection with the development and expansion of its operations. The Company's 2020 capital expenditures are expected to be lower than 2019 capital expenditures of $97.9 million by approximately 35% to 40%, driven by lower capital expenditures due to timing of payments related to the purchase of a 50% interest in an aircraft at Corporate and lower leasehold improvements at ANGI. The remaining payment of $13.1 million related to the purchase of the 50% interest in an aircraft is expected to be made in the second quarter of 2021.
On June 30, 2020, the Board of Directors of the Company authorized repurchases up to 8.0 million shares of common stock, which is equal to the number of shares available under the repurchase authorization at Old IAC immediately prior to the Separation.
During the six months ended June 30, 2020, ANGI repurchased 7.6 million shares, on a trade date basis, of its Class A common stock at an average price of $7.00 per share, or $53.4 million in aggregate. At June 30, 2020, ANGI has 20.1 million shares remaining in its share repurchase authorization.
IAC and ANGI may purchase their shares over an indefinite period of time on the open market and in privately negotiated transactions, depending on those factors management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.
The Company has granted stock settled stock appreciation rights to employees and management of certain subsidiaries that are denominated in the equity of those non-publicly traded subsidiaries comprising the Company. These equity awards are settled on a net basis, with the award holder entitled to receive IAC shares equal to the intrinsic value of the award upon settlement less an amount equal to the required cash tax withholding payment, which will be paid by the Company. The aggregate intrinsic value of these awards outstanding at August 7, 2020 is $41.7 million; assuming these awards were net settled on that date, the withholding taxes that would be payable are $20.8 million, assuming a 50% withholding rate, and the Company would have issued 0.2 million common shares. The number of IAC shares ultimately needed to settle these awards and the cash withholding tax obligation may vary significantly as a result of the determination of the fair value of the relevant subsidiary. In addition, the number of IAC shares required to settle these awards will be impacted by movement in the Company's stock price.
ANGI currently settles all equity awards on a net basis. In connection with the Combination, previously issued stock appreciation rights related to the common stock of HomeAdvisor (US) were converted into ANGI stock appreciation rights that are settleable, at ANGI's option, on a net basis with ANGI remitting withholding taxes on behalf of the employee or on a gross basis with ANGI issuing a sufficient number of Class A shares to cover the withholding taxes. While these awards can be settled in either Class A shares of ANGI or shares of IAC common stock at IAC's option, these awards are currently being settled in shares of ANGI. The aggregate intrinsic value of these awards outstanding at August 7, 2020 is $232.3 million, assuming these awards were net settled on that date, the withholding taxes that would be payable are $116.1 million, assuming a 50% withholding rate, and ANGI would have issued 7.4 million Class A shares. The aggregate intrinsic value of all other ANGI equity awards, including stock options, RSUs and subsidiary denominated equity at August 7, 2020 is $170.2 million; assuming these awards were net settled on that date, the withholding taxes that would be payable are $85.1 million, assuming a 50% withholding rate, and ANGI would have issued 5.4 million Class A shares.
In connection with the Separation, Old IAC denominated stock options were converted into stock options to purchase IAC common stock and stock options to purchase New Match common stock in a manner that preserved the spread value of the stock options immediately before and immediately after the adjustment, with the allocation between the two stock options based on the value of a share of IAC common stock relative to the value of a share of New Match common stock multiplied by the transaction exchange ratio of 2.1584. Assuming all IAC stock options outstanding on August 7, 2020 were net settled on that date, withholding taxes, which will be paid by the Company on behalf of the employees upon exercise, would have been $252.3 million in aggregate assuming a 50% withholding rate.
In connection with the Separation, Old IAC's RSUs were converted into IAC RSUs in a manner that preserved their fair value. RSUs are awards in the form of phantom shares or units denominated in a hypothetical equivalent number of shares of IAC common stock. These equity awards are settled on a net basis, with the award holder entitled to receive IAC shares equal to the fair value of the award upon settlement less an amount equal to the required cash tax withholding payment, which will be paid by the Company. The number of IAC common shares that would be required to net settle RSUs outstanding at August 7, 2020 is 0.6 million shares. In addition, withholding taxes, which will be paid by the Company on behalf of the employees upon vest, would have been $78.0 million at August 7, 2020, assuming a 50% withholding rate.
As of June 30, 2020, the Company's economic interest and voting interest in ANGI is 85.1% and 98.3%, respectively. The Company intends to take steps if necessary to maintain an economic interest in ANGI of at least 80%.
At June 30, 2020, the Company's international cash can be repatriated without significant tax consequences.
At June 30, 2020, the Company's total consolidated cash and cash equivalents, short-term investments and marketable securities, including the Company's investment of $394.0 million in MGM, was $2.9 billion, of which $421.0 million was held by ANGI. In early July 2020, the Company received the net proceeds of $1.4 billion related to the sale of Old IAC Class M common stock from New Match. The Company purchased an additional 35.6 million shares, on a trade date basis, of MGM from July 1, 2020 through August 7, 2020 and owned approximately 59.0 million shares, representing a 12.0% ownership interest in MGM as of August 7, 2020. After giving effect to the receipt of the $1.4 billion proceeds and the additional purchases of MGM shares, and including cash held by ANGI, the Company's total pro forma consolidated June 30, 2020 cash and cash equivalents, short-term investments and marketable debt securities, excluding the Company's investment of $1.0 billion in MGM, was approximately $3.3 billion, of which $2.9 billion was held by IAC (excluding ANGI).
The Company believes its existing cash, cash equivalents, short-term investments, marketable debt securities, and expected positive cash flows generated from operations, will be sufficient to fund its normal operating requirements, including capital expenditures, debt service, the payment of withholding taxes paid on behalf of employees for net-settled stock-based awards, and investing and other commitments for the foreseeable future. The Company's liquidity could be negatively affected by a decrease in demand for its products and services due to COVID-19 or other factors. As described in the "COVID-19 Update" section above, to date, the COVID-19 outbreak and measures designed to curb its spread have had an impact on certain of the Company's businesses. The longer the global outbreak and measures designed to curb the spread of the COVID-19 outbreak have adverse impacts on economic conditions generally, the greater the adverse impact is likely to be on the Company's business, financial condition and results of operations. The Company's indebtedness could limit its ability to: (i) obtain additional financing to fund working capital needs, acquisitions, capital expenditures, debt service or other requirements; and (ii) use operating cash flow to make acquisitions or capital expenditures, or invest in other areas, such as developing business opportunities. The Company's ability to obtain additional financing could also be impacted by any disruptions in the financial markets caused by COVID-19 or otherwise. The Company may need to raise additional capital through future debt or equity financing to make additional acquisitions and investments. Additional financing may not be available on terms favorable to the Company or at all.

CONTRACTUAL OBLIGATIONS

	Payments Due by Period
Contractual Obligations(a)	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years	Total
	(In thousands)
Long-term debt(b)	$17,274	$62,600	$173,546	$—	$253,420
Operating leases(c)	40,856	72,166	63,446	234,135	410,603
Purchase obligations(d)	89,441	25,329	—	—	114,770
Total contractual obligations	$147,571	$160,095	$236,992	$234,135	$778,793
__________________________________________________________________________

(a)
The Company has excluded $17.3 million in unrecognized tax benefits and related interest from the table above as we are unable to make a reasonably reliable estimate of the period in which these liabilities might be paid. For additional information on income taxes, see "Note 2—Income Taxes" to the financial statements included in "Item 1. Consolidated and Combined Financial Statements."

(b)
Represents contractual amounts due including interest on a variable rate instrument. Long-term debt at June 30, 2020 consists of the $240.6 million ANGI Term Loan, bearing interest at LIBOR plus 1.50%, or 1.70% at June 30, 2020. The amount of interest ultimately paid on the variable rate debt may differ based on changes in interest rates. For additional information on long-term debt, see "Note 6—Long-term Debt" to the financial statements included in "Item 1. Consolidated and Combined Financial Statements."

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
At June 30, 2020, the $240.6 million outstanding balance on the ANGI Term Loan bore interest at LIBOR plus 1.50%. As of June 30, 2020, the rate in effect was 1.70%. If LIBOR were to increase or decrease by 100 basis points, then the annual interest expense on the ANGI Term Loan would increase or decrease by $2.4 million.
Foreign Currency Exchange Risk
The Company conducts business in certain foreign markets, primarily in various jurisdictions within the European Union and the United Kingdom, and, as a result, is exposed to foreign exchange risk for both the Euro and British Pound ("GBP").
International revenue accounted for 19% and 20% of our total revenue for the three and six months ended June 30, 2020, respectively, and 22% and 23% for the three and six months ended June 30, 2019, respectively. The Company has exposure to foreign currency exchange risk related to investments in foreign subsidiaries that transact business in a functional currency other than the U.S. dollar. As a result, as foreign currency exchange rates fluctuate, the translation of the statement of operations of the Company's international businesses into U.S. dollars affects year-over-year comparability of operating results.
The Company is also exposed to foreign currency transaction gains and losses to the extent it or its subsidiaries conduct transactions in and/or have assets and/or liabilities that are denominated in a currency other than the entity's functional currency. The Company recorded foreign exchange gains and (losses) of $1.4 million and $(0.3) million for the three and six months ended June 30, 2020, respectively, and $0.3 million and $0.1 million for the three and six months ended June 30, 2019, respectively.
Foreign currency exchange gains or losses historically have not been material to the Company. As a result, historically, the Company has not hedged foreign currency exposures. Any growth and expansion of our international operations increases our exposure to foreign exchange rate fluctuations. Significant foreign exchange rate fluctuations, in the case of one currency or collectively with other currencies, could have a significant impact on our future results of operations.

Item 4.    Controls and Procedures
The Company monitors and evaluates on an ongoing basis its disclosure controls and procedures and internal control over financial reporting in order to improve their overall effectiveness. In the course of these evaluations, the Company modifies and refines its internal processes as conditions warrant.

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company’s management, including our principal executive and principal financial officers, or persons performing similar functions, evaluated the effectiveness of the Company's disclosure controls and procedures as defined by Rule 13a-15(e) under the Exchange Act. Based on this evaluation, management has concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report.

There were no changes to our internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
Overview
In the ordinary course of business, IAC and its subsidiaries may become parties to litigation involving property, personal injury, contract, intellectual property and other claims, as well as stockholder derivative actions, class action lawsuits and other matters. The amounts that may be recovered in such matters may be subject to insurance coverage. The litigation matters described below involve issues or claims that may be of particular interest to IAC's stockholders, regardless of whether any of these matters may be material to IAC's financial position or operations based upon the standard set forth in the rules of the Securities and Exchange Commission.
Tinder Optionholder Litigation against IAC and MTCH
On August 14, 2018, ten then-current and former employees of Match Group, LLC or Tinder, Inc. ("Tinder"), an operating business of Match Group, filed a lawsuit in New York state court against IAC and Match Group. See Sean Rad et al. v. IAC/InterActiveCorp and Match Group, Inc., No. 654038/2018 (Supreme Court, New York County). The complaint alleges that in 2017, the defendants: (i) wrongfully interfered with a contractually established process for the independent valuation of Tinder by certain investment banks, resulting in a substantial undervaluation of Tinder and a consequent underpayment to the plaintiffs upon exercise of their Tinder stock options, and (ii) then wrongfully merged Tinder into Match Group, thereby depriving the plaintiffs of their contractual right to later valuations of Tinder on a stand‑alone basis. The complaint asserts claims for breach of contract, breach of the implied covenant of good faith and fair dealing, unjust enrichment, interference with contractual relations (as against Match Group only), and interference with prospective economic advantage, and seeks compensatory damages in the amount of at least $2 billion, as well as punitive damages. On August 31, 2018, four plaintiffs who were still employed by Match Group filed a notice of discontinuance of their claims without prejudice, leaving the six former employees as the remaining plaintiffs.
On October 9, 2018, the defendants filed a motion to dismiss the complaint on various grounds, including that the 2017 valuation of Tinder by the investment banks was an expert determination any challenge to which is both time-barred under applicable law and available only on narrow substantive grounds that the plaintiffs have not pleaded in their complaint; the plaintiffs opposed the motion. On June 13, 2019, the court issued a decision and order: (i) granting the motion to dismiss the claims for breach of the implied covenant of good faith and fair dealing and for unjust enrichment, (ii) granting the motion to dismiss the merger-related claim for breach of contract as to two of the remaining six plaintiffs, and (iii) otherwise denying the motion to dismiss. On June 21, 2019, the defendants filed a notice of appeal from the trial court’s partial denial of their motion to dismiss, and the parties thereafter briefed the appeal. On October 29, 2019, the Appellate Division, First Department, issued an order affirming the lower court’s decision. On November 22, 2019, the defendants filed a motion for reargument or, in the alternative, leave to appeal the Appellate Division’s order to the New York Court of Appeals; the plaintiffs opposed the motion. On May 21, 2020, the Appellate Division issued an order: (i) granting the defendants’ motion for reargument, vacating its prior decision, and replacing it with a new decision that affirmed the lower court’s decision on different grounds, and (ii) denying the defendants’ motion for leave to appeal the initial (and now vacated) decision to the Court of Appeals, without prejudice to the defendants’ filing a motion for leave to appeal the new decision to the Court of Appeals. On June 5, 2020, the defendants filed a motion for leave to appeal the Appellate Division's May 21 decision to the Court of Appeals; the plaintiffs opposed the motion. On July 24, 2020, the Appellate Division issued an order denying the motion.
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
Document discovery in the case is substantially complete; deposition discovery, which had been on hiatus in light of the COVID-19 pandemic, has resumed. On January 30, 2020, the parties participated in a mediation that did not result in the resolution of the matter. On July 12, 2020, the four individuals who earlier had discontinued their claims in the lawsuit commenced separate arbitration proceedings against IAC and Match Group before the American Arbitration Association in California, asserting the same claims and seeking the same relief as the six remaining plaintiffs in the lawsuit. IAC believes that the allegations in this lawsuit and the arbitrations are without merit and will continue to defend vigorously against them.
Pursuant to the Transaction Agreement (as defined in Item 2-Management's Discussion and Analysis of Financial Condition and Results of Operations-General-Separation), Match Group has agreed to indemnify the Company for matters relating to any business of Match Group, including indemnifying the Company for costs related to the matter described above.
Shareholder Litigation Arising Out of the Separation of Match Group from IAC
On June 24, 2020, a shareholder class action and derivative lawsuit was filed in Delaware state court against then
IAC/InterActiveCorp (now Match Group, Inc.), then IAC Holdings, Inc. (now IAC/InterActiveCorp), IAC’s Chairman and Senior Executive Barry Diller, former Match Group (as a nominal defendant only), and the ten members of former Match Group’s Board of Directors at the time of the Separation (as defined in Item 2-Management's Discussion and Analysis of Financial Condition and Results of Operations-General-Separation), challenging, on behalf of a putative class of then Match Group public shareholders, the agreed-upon terms of the Separation. See David Newman v. IAC/InterActiveCorp et al., No. 2020-0505 (Delaware Chancery Court). The gravamen of the complaint is that the terms of the Separation are unfair to former Match Group and unduly beneficial to IAC as a result of undue influence by IAC and Mr. Diller over the then Match Group directors who unanimously approved the transaction. The complaint asserts direct and derivative claims: (i) for breach of fiduciary duty against IAC and Mr. Diller as former Match Group’s controlling shareholders, (ii) for breach of fiduciary duty against the Match Group directors who unanimously approved the Separation, (iii) for breach of contract (i.e., a provision of former Match Group’s charter), (iv) for breach of the implied covenant of good faith and fair dealing, and (v) for tortious interference with contract against IAC. The complaint seeks various declarations and damages in an unspecified amount. IAC believes that the allegations in this lawsuit are without merit and will defend vigorously against them.
Item 1A.    Risk Factors
Cautionary Statement Regarding Forward-Looking Information
This quarterly report on Form 10-Q contains “forward‑looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The use of words such as “anticipates,” “estimates,” “expects,” “plans” and “believes,” among others, generally identify forward-looking statements. These forward-looking statements include, among others, statements relating to: IAC’s future financial performance, IAC’s business prospects and strategy, anticipated trends and prospects in the industries in which IAC’s businesses operate and other similar matters. These forward-looking statements are based on IAC management’s expectations and assumptions about future events as of the date of this quarterly report, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict.
Actual results could differ materially from those contained in these forward-looking statements for a variety of reasons, including, among others: (i) the impact of the COVID-19 outbreak on our businesses, (ii) our continued ability to successfully market, distribute and monetize our products and services through search engines, digital app stores and social media platforms, (iii) our ability to market our products and services in a successful and cost-effective manner, (iv) the continued display of links to websites offering our products and services in a prominent manner in search results, (v) changes in our relationship with (or policies implemented by) Google, (vi) our ability to compete, (vii) the failure or delay of the markets and industries in which our businesses operate to migrate online, (viii) adverse economic events or trends (particularly those that adversely impact consumer confidence and spending behavior), either generally and/or in any of the markets in which our businesses operate, (ix) our ability to build, maintain and/or enhance our various brands, (x) our ability to develop and monetize versions of our products and services for mobile and other digital devices, (xi) our ability to establish and maintain relationships with quality service professionals and caregivers, (xii) our continued ability to communicate with users and consumers via e-mail (or other sufficient means), (xiii) our ability to access, collect and use personal data about our users and subscribers, (xiv) our ability to successfully offset increasing digital app store fees, (xv) our ability to protect our systems from cyberattacks and to protect personal and confidential user information, (xvi) the occurrence of data security breaches, fraud and/or additional regulation involving or impacting credit card payments, (xvii) the integrity, quality, scalability and redundancy of our systems, technology and infrastructure (and those of third parties with whom we do business), (xviii) changes in key personnel, (xix) our ability to service our outstanding indebtedness and interest rate risk, (xx) dilution with respect to our investment in ANGI Homeservices, (xxi) foreign exchange currency rate fluctuations, (xxii) operational and financial risks relating to acquisitions and our continued ability to identify suitable acquisition candidates, (xxiii) our ability to operate in (and expand into) international markets successfully, (xxiv) regulatory changes, (xxv) our ability to adequately protect our intellectual property rights and not infringe the intellectual property rights of third parties and (xxvi) the possibility that our historical consolidated and combined results may not be indicative of our future results.
Certain of these and other risks and uncertainties are discussed in our filings with the SEC, including under the caption "Risks Relating to New IAC's Business Following the Separation" in the Registration Statement on Form S-4 (Registration No. 333-236420), as amended. Other unknown or unpredictable factors that could also adversely affect IAC's business, financial condition and operating results may arise from time to time. In light of these risks and uncertainties, the forward-looking statements discussed in this quarterly report may not prove to be accurate. Accordingly, you should not place undue reliance on these forward-looking statements, which only reflect the views of IAC management as of the date of this quarterly report. IAC does not undertake to update these forward-looking statements.
Risk Factors
        In addition to the risk factor relating to the impact of the outbreak of the COVID-19 coronavirus on our businesses and other information set forth in this quarterly report on Form 10-Q, you should carefully consider the risk factors discussed under the caption "Risks Relating to New IAC's Business Following the Separation" in the Registration Statement on Form S-4 (Registration No. 333-236420), as amended, which could materially and adversely affect IAC's business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect IAC's business, financial condition and/or operating results.
The global outbreak of the COVID-19 virus and other similar outbreaks could adversely affect IAC's business, financial condition and results of operations.
        IAC's business could be materially and adversely affected by the outbreak of a widespread health epidemic or pandemic, including the outbreak of the coronavirus (COVID-19), which has been declared a "pandemic" by the World Health Organization. To date, the outbreak of the COVID-19 virus has caused a widespread global health crisis, and governments in affected regions have implemented measures designed to curb the spread of the virus, such as social distancing, government-imposed quarantines and lockdowns, travel bans and other public health safety measures. These measures have resulted in significant social disruption and have had (and are likely to continue to have) an adverse effect on economic conditions generally, on advertising expenditures across traditional and digital advertising channels, and on consumer confidence and spending, all of which could have an adverse effect on IAC's businesses, financial condition and results of operations.
To date, the impact on IAC's businesses has varied from business to business and from quarter to quarter. For example, in March 2020, IAC's ANGI Homeservices business experienced a decline in demand for service requests, driven primarily by decreases in demand in certain categories of jobs (particularly discretionary indoor projects). In the second quarter of 2020, ANGI Homeservices experienced a rebound in service requests, exceeding pre-COVID-19 growth levels, driven by increased demand from homeowners who spent more time at home due to measures taken to reduce the spread of the COVID-19 virus. However, many ANGI Homeservices service professionals' businesses have been adversely impacted by labor and material constraints, which negatively impacted the ability of ANGI Homeservices to monetize this increased level of service requests. With respect to its ad-supported businesses, IAC continues to experience a decreased advertising rates across our various properties due to the impact of the COVID-19 virus. Also, the United States, which represents 81% and 80% of the Company's revenue for the three and six months ended June 30, 2020, respectively, has experienced a resurgence of the COVID-19 virus beginning in June 2020. This resurgence could materially and adversely affect our business, financial condition and results of operations.
In addition, in response to the outbreak of the COVID-19 virus and government-imposed measures to control its spread, the ability of IAC to conduct ordinary course business activities has been (and may continue to be) impaired for an indefinite period of time. For example, IAC has taken several precautions that could adversely impact employee productivity, such as requiring employees to work remotely, imposing travel restrictions and temporarily closing office locations. IAC may also experience increased operating costs as it gradually resumes normal operations and enhances preventative measures, including with respect to real estate, compliance and insurance-related expenses. Moreover, IAC may also experience business disruption if the ordinary course operations of its contractors, vendors or business partners are adversely affected. Any of these measures or impairments could adversely affect IAC's business, financial condition and results of operations.
        The extent to which developments related to the COVID-19 virus and measures designed to curb its spread continue to impact IAC's business, financial condition and results of operations will depend on future developments, all of which are highly uncertain and many of which are beyond IAC's control, including the speed of contagion, the development and implementation of effective preventative measures and possible treatments, the scope of governmental and other restrictions on travel, discretionary services and other activity, and public reactions to these developments. For example, these developments and measures have resulted in rapid and adverse changes to the operating environment in which IAC does business, as well as significant uncertainty concerning the near and long term economic ramifications of the COVID-19 virus, which have adversely impacted our ability to forecast our results and respond in a timely and effective manner to trends related to the COVID-19 virus. The longer the global outbreak and measures designed to curb the spread of the COVID-19 virus continue to adversely affect levels of consumer confidence, discretionary spending and the willingness of consumers to interact with other consumers, vendors and service providers face-to-face (and in turn, adversely affect demand for IAC's various products and services), the greater the adverse impact is likely to be on IAC's business, financial condition and results of operations and the more limited IAC's ability will be to try and make up for delayed or lost revenues.
        The COVID-19 pandemic may also have the effect of heightening many of the other risks described in this "Risks Relating to New IAC's Business Following the Separation" section in the Registration Statement on Form S-4 (Registration No. 333-236420), as amended. IAC will continue to evaluate the nature and extent of the impact of the COVID-19 virus on its business, financial condition and results of operations.
Furthermore, because the COVID-19 virus did not begin to impact our results until late in the first quarter of 2020, any current or future impacts may not be directly comparable to any historical periods and are not necessarily indicative of any future impacts that the COVID-19 virus may have on our results for the remainder of 2020 or any subsequent periods. The impact of the COVID-19 virus on our revenues and expenses may also fluctuate differently over the duration of the pandemic.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Except as previously disclosed under Item 3.02 in the Company's Report on Form 8-K filed on July 2, 2020, the Company did not issue or sell any shares of its common stock or any other equity securities pursuant to unregistered transactions during the quarter ended June 30, 2020.

Issuer Purchases of Equity Securities

The Company did not purchase any shares of its common stock during the quarter ended June 30, 2020. On June 30, 2020, the Board of Directors of the Company authorized repurchases up to 8,036,226 shares of IAC common stock, which is equal to the number of shares available under the repurchase authorization at Old IAC immediately prior to the Separation. The Company may repurchase shares pursuant to this repurchase authorization over an indefinite period of time in the open market and in privately negotiated transactions, depending on those factors IAC management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.

Item 6.    Exhibits
The documents set forth below, numbered in accordance with Item 601 of Regulation S-K, are filed herewith, incorporated by reference to the location indicated or furnished herewith.

Exhibit Number	Description	Location
2.1	Transaction Agreement, dated as of December 19, 2019, by and among IAC/InterActiveCorp, IAC Holdings, Inc., Valentine Merger Sub LLC and Match Group, Inc.	Annex A to the joint proxy statement/prospectus forming a part of the Registrant's Registration Statement on Form S-4, filed on February 13, 2020.
2.2	Amendment No. 1, dated April 28, 2020, to the Transaction Agreement, dated as of December 19, 2019, by and among IAC/InterActiveCorp, IAC Holdings, Inc., Valentine Merger Sub LLC and Match Group, Inc.	Exhibit 2.1 to the IAC/InterActiveCorp's Form 8-K, filed on April 28, 2020.
2.3	Amendment No. 2, dated June 22, 2020, to the Transaction Agreement, dated as of December 19, 2019, by and among IAC/InterActiveCorp, IAC Holdings, Inc., Valentine Merger Sub LLC and Match Group, Inc.	Exhibit 2.1 to the Registrant's Form 8-K, filed on June 24, 2020.
3.1	Restated Certificate of Incorporation of the Registrant, dated as of June 30, 2020.	Exhibit 3.1(c) to the Registrant's Form 8-K, filed on July 2, 2020.

3.2	Certificate of Designations of Series A Cumulative Preferred Stock of the Registrant, dated as of June 30, 2020	Exhibit 3.2 to the Registrant's Form 8-K, filed on July 2, 2020.
3.3	Amended and Restated By-Laws of the Registrant, dated as of June 30, 2020.	Exhibit 3.3 to the Registrant's Form 8-K, filed on July 2, 2020.
10.1	Transition Services Agreement, dated as of June 30, 2020, by and between IAC/InterActiveCorp and the Registrant.	Exhibit 10.1 to the Registrant's Form 8-K, filed on July 2, 2020.
10.2	Tax Matters Agreement, dated as of June 30, 2020, by and between IAC/InterActiveCorp and the Registrant.	Exhibit 10.2 to the Registrant's Form 8-K, filed on July 2, 2020.
10.3	Amended and Restated Employee Matters Agreement, dated as of June 30, 2020, by and between IAC/InterActiveCorp, Match Group, Inc. and the Registrant.	Exhibit 10.3 to the Registrant's Form 8-K, filed on July 2, 2020.
31.1	Certification of the Chairman and Senior Executive pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act. (1)
31.2	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act. (1)
31.3	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act. (1)
32.1	Certification of the Chairman and Senior Executive pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act. (2)
32.2	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act. (2)
32.3	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act. (2)
101.INS	Inline XBRL Instance (1)	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema (1)
101.CAL	Inline XBRL Taxonomy Extension Calculation (1)
101.DEF	Inline XBRL Taxonomy Extension Definition (1)
101.LAB	Inline XBRL Taxonomy Extension Labels (1)
101.PRE	Inline XBRL Taxonomy Extension Presentation (1)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_______________________________________________________________________________

(1)	Filed herewith.

(2)	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	August 10, 2020
IAC/INTERACTIVECORP

		By:	/s/ GLENN H. SCHIFFMAN
Glenn H. Schiffman
Executive Vice President and Chief Financial Officer

Signature	Title	Date

/s/ GLENN H. SCHIFFMAN	Executive Vice President and Chief Financial Officer	August 10, 2020
Glenn H. Schiffman