Form 10-Q
period 2020-09-30
IAC/InterActiveCorp
filed 2020-11-06
CIK 1800227

As filed with the Securities and Exchange Commission on November 6, 2020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2020
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
None
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of October 30, 2020, the following shares of the registrant's common stock were outstanding:

Common Stock	79,549,631
Class B Common Stock	5,789,499
Total outstanding Common Stock	85,339,130

PART I
FINANCIAL INFORMATION
Item 1.    Consolidated and Combined Financial Statements
IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED AND COMBINED BALANCE SHEET
(Unaudited)

	September 30, 2020	December 31, 2019
	(In thousands)
ASSETS
Cash and cash equivalents	$3,471,713	$839,796
Marketable debt securities	349,953	—
Accounts receivable, net of allowance and reserves of $34,958 and $24,148, respectively	227,316	181,875
Note receivable—related party	—	55,251
Other current assets	156,489	152,334
Total current assets	4,205,471	1,229,256

Building, capitalized software, leasehold improvements and equipment, net	265,818	305,414
Goodwill	1,767,834	1,616,867
Intangible assets, net of accumulated amortization	394,415	350,150
Long-term investments	1,580,478	347,975
Other non-current assets	266,198	247,746
TOTAL ASSETS	$8,480,214	$4,097,408

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Current portion of long-term debt	$13,750	$13,750
Accounts payable, trade	96,062	72,452
Deferred revenue	268,225	178,647
Accrued expenses and other current liabilities	402,198	320,473
Total current liabilities	780,235	585,322

Long-term debt, net	715,408	231,946
Income taxes payable	6,207	6,410
Deferred income taxes	25,970	44,459
Other long-term liabilities	192,313	180,307

Redeemable noncontrolling interests	44,164	43,818

Commitments and contingencies

SHAREHOLDERS' EQUITY:
Common stock, $0.001 par value; authorized 1,600,000 shares; 79,549 shares issued and outstanding at September 30, 2020	80	—
Class B common stock, $0.001 par value; authorized 400,000 shares; 5,789 shares issued and outstanding at September 30, 2020	6	—
Additional paid-in-capital	6,021,045	—
Retained earnings	184,917	—
Invested capital	—	2,547,251
Accumulated other comprehensive loss	(11,818)	(12,226)
Total IAC shareholders' equity and invested capital, respectively	6,194,230	2,535,025
Noncontrolling interests	521,687	470,121
Total shareholders' equity	6,715,917	3,005,146
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$8,480,214	$4,097,408

The accompanying Notes to Consolidated and Combined Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Revenue	$788,377	$705,382	$2,198,862	$2,035,287
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	207,643	158,161	565,609	447,734
Selling and marketing expense	340,524	310,301	957,557	929,712
General and administrative expense	168,889	135,463	583,355	448,377
Product development expense	67,870	49,991	192,116	140,351
Depreciation	18,753	15,009	50,849	39,042
Amortization of intangibles	60,151	22,545	132,213	64,112
Goodwill impairment	53,173	—	265,146	—
Total operating costs and expenses	917,003	691,470	2,746,845	2,069,328
Operating (loss) income	(128,626)	13,912	(547,983)	(34,041)
Interest expense	(5,807)	(2,898)	(9,579)	(9,402)
Other income (expense), net	290,786	(11,715)	211,769	16,850
Earnings (loss) before income taxes	156,353	(701)	(345,793)	(26,593)
Income tax benefit	29,508	19,079	107,019	53,319
Net earnings (loss)	185,861	18,378	(238,774)	26,726
Net earnings attributable to noncontrolling interests	(944)	(1,912)	(625)	(10,718)
Net earnings (loss) attributable to IAC shareholders	$184,917	$16,466	$(239,399)	$16,008

Per share information attributable to IAC shareholders:
Basic earnings (loss) per share	$2.17	$0.19	$(2.81)	$0.19
Diluted earnings (loss) per share	$2.04	$0.19	$(2.81)	$0.19

Stock-based compensation expense by function:
Cost of revenue	$34	$16	$162	$59
Selling and marketing expense	2,677	1,139	5,083	3,890
General and administrative expense	25,930	21,365	136,198	83,688
Product development expense	3,078	2,065	7,154	7,230
Total stock-based compensation expense	$31,719	$24,585	$148,597	$94,867
The accompanying Notes to Consolidated and Combined Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENT OF COMPREHENSIVE OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Net earnings (loss)	$185,861	$18,378	$(238,774)	$26,726
Other comprehensive income (loss), net of income taxes:
Change in foreign currency translation adjustment	3,513	(3,334)	1,049	(3,192)
Change in unrealized gains and losses on available-for-sale marketable debt securities	4	—	3	(3)
Total other comprehensive income (loss), net of income taxes	3,517	(3,334)	1,052	(3,195)
Comprehensive income (loss), net of income taxes	189,378	15,044	(237,722)	23,531
Components of comprehensive (income) loss attributable to noncontrolling interests:
Net earnings attributable to noncontrolling interests	(944)	(1,912)	(625)	(10,718)
Change in foreign currency translation adjustment attributable to noncontrolling interests	(1,565)	835	(608)	969
Change in unrealized gains and losses of available-for-sale marketable debt securities attributable to noncontrolling interests	—	—	—	1
Comprehensive income attributable to noncontrolling interests	(2,509)	(1,077)	(1,233)	(9,748)
Comprehensive income (loss) attributable to IAC shareholders	$186,869	$13,967	$(238,955)	$13,783

The accompanying Notes to Consolidated and Combined Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENT OF SHAREHOLDERS' EQUITY
Three and Nine Months Ended September 30, 2020
(Unaudited)

		IAC Shareholders' Equity and Invested Capital
	Redeemable Noncontrolling Interests	Common Stock, $0.001 par value		Class B Common Stock, $0.001 par value		Additional Paid-in-Capital	Retained Earnings	Invested Capital	Accumulated Other Comprehensive (Loss) Income	Total IAC Shareholders' Equity and Invested Capital	Noncontrolling Interests	Total Shareholders' Equity
		$	Shares	$	Shares
		(in thousands)
Balance as of June 30, 2020	$43,583	$79	79,343	$6	5,789	$4,661,231	$—	$—	$(13,781)	$4,647,535	$498,792	$5,146,327
Net (loss) earnings	(30)	—	—	—	—	—	184,917	—	—	184,917	974	185,891
Other comprehensive income, net of income taxes	920	—	—	—	—	—	—	—	1,952	1,952	645	2,597
Stock-based compensation expense	—	—	—	—	—	20,865	—	—	—	20,865	13,846	34,711
Adjustment of redeemable noncontrolling interests to fair value	(243)	—	—	—	—	243	—	—	—	243	—	243
Issuance of ANGI Homeservices common stock pursuant to stock-based awards, net of withholding taxes	—	—	—	—	—	(46,336)	—	—	11	(46,325)	7,855	(38,470)
Proceeds from the sale of Old IAC Class M common stock	—	—	—	—	—	1,408,298	—	—	—	1,408,298	—	1,408,298
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	1	206	—	—	(22,654)	—	—	—	(22,653)	—	(22,653)
Purchase of noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(1,115)	(1,115)
Other	(66)	—	—	—	—	(602)	—	—	—	(602)	690	88
Balance as of September 30, 2020	$44,164	$80	79,549	$6	5,789	$6,021,045	$184,917	$—	$(11,818)	$6,194,230	$521,687	$6,715,917

Balance as of December 31, 2019	$43,818	$—	—	$—	—	$—	$—	$2,547,251	$(12,226)	$2,535,025	$470,121	$3,005,146
Net (loss) earnings	(1,235)	—	—	—	—	—	184,917	(424,316)	—	(239,399)	1,860	(237,539)
Other comprehensive income, net of income taxes	233	—	—	—	—	—	—	—	444	444	375	819
Stock-based compensation expense	15	—	—	—	—	20,865	—	72,891	—	93,756	54,664	148,420
Purchase of redeemable noncontrolling interests	(3,165)	—	—	—	—	—	—	—	—	—	—	—
Adjustment of redeemable noncontrolling interests to fair value	4,564	—	—	—	—	243	—	(4,807)	—	(4,564)	—	(4,564)
Issuance of ANGI Homeservices common stock pursuant to stock-based awards, net of withholding taxes	—	—	—	—	—	(46,336)	—	1,248	(36)	(45,124)	(4,908)	(50,032)
Purchase of ANGI Homeservices treasury stock	—	—	—	—	—	—	—	(54,859)	—	(54,859)	—	(54,859)
Net increase in Old IAC's investment in the Company prior to the Separation	—	—	—	—	—	—	—	1,685,995	—	1,685,995	—	1,685,995
Cash merger consideration paid by Old IAC in connection with the Separation	—	—	—	—	—	—	—	837,913		837,913	—	837,913
Capitalization as a result of the Separation	—	79	79,343	6	5,789	4,661,231	—	(4,661,316)	—	—	—	—
Proceeds from the sale of Old IAC Class M common stock	—	—	—	—	—	1,408,298	—	—	—	1,408,298	—	1,408,298
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	1	206	—	—	(22,654)	—	—	—	(22,653)	—	(22,653)
Purchase of noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(1,115)	(1,115)
Other	(66)	—	—	—	—	(602)	—	—	—	(602)	690	88
Balance as of September 30, 2020	$44,164	$80	79,549	$6	5,789	$6,021,045	$184,917	$—	$(11,818)	$6,194,230	$521,687	$6,715,917

The accompanying Notes to Consolidated and Combined Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
COMBINED STATEMENT OF PARENT'S EQUITY
Three and Nine Months Ended September 30, 2019
(Unaudited)

		Old IAC Equity in
		IAC/InterActiveCorp
			Accumulated Other Comprehensive Loss	Total Old IAC Equity in IAC/InterActiveCorp
	Redeemable Noncontrolling Interests	Invested Capital			Noncontrolling Interests	Total Shareholders' Equity

Balance as of June 30, 2019	$79,467	$2,247,792	$(12,258)	$2,235,534	$451,491	$2,687,025
Net (loss) earnings	(1,167)	16,466	—	16,466	3,079	19,545
Other comprehensive loss	(365)		(2,499)	(2,499)	(470)	(2,969)
Stock-based compensation expense	36	15,667	—	15,667	8,748	24,415
Purchase of redeemable noncontrolling interests	(71)		—	—	—	—
Adjustment of redeemable noncontrolling interests to fair value	(1,531)	1,531	—	1,531	—	1,531
Issuance of ANGI Homeservices common stock pursuant to stock-based awards, net of withholding taxes	—	5,315	(19)	5,296	(8,623)	(3,327)
Purchase of ANGI Homeservices treasury stock	—	(34,157)	—	(34,157)	—	(34,157)
Net increase in Old IAC's investment in the Company prior to the Separation	—	258,498	—	258,498	—	258,498
Other	1	—	—	—	—	—
Balance as of September 30, 2019	$76,370	$2,511,112	$(14,776)	$2,496,336	$454,225	$2,950,561

Balance as of December 31, 2018	$65,687	$2,296,583	$(12,541)	$2,284,042	$400,358	$2,684,400
Net earnings	4,735	16,008	—	16,008	5,983	21,991
Other comprehensive loss	(514)	—	(2,225)	(2,225)	(456)	(2,681)
Stock-based compensation expense	113	49,147	—	49,147	45,473	94,620
Purchase of redeemable noncontrolling interests	(6,192)	—	—	—	—	—
Adjustment of redeemable noncontrolling interests to fair value	8,607	(8,607)	—	(8,607)	—	(8,607)
Issuance of ANGI Homeservices common stock pursuant to stock-based awards, net of withholding taxes	—	(32,422)	(10)	(32,432)	2,867	(29,565)
Purchase of ANGI Homeservices treasury stock	—	(34,157)	—	(34,157)	—	(34,157)
Noncontrolling interests created in acquisitions	3,967	—	—	—	—	—
Net increase in Old IAC's investment in the Company prior to the Separation	—	224,560	—	224,560	—	224,560
Other	(33)	—	—	—	—	—
Balance as of September 30, 2019	$76,370	$2,511,112	$(14,776)	$2,496,336	$454,225	$2,950,561

The accompanying Notes to Consolidated and Combined Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
	(In thousands)
Cash flows from operating activities:
Net (loss) earnings	$(238,774)	$26,726
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Stock-based compensation expense	148,597	94,867
Amortization of intangibles	132,213	64,112
Depreciation	50,849	39,042
Provision for credit losses	62,594	50,461
Goodwill impairment	265,146	—
Deferred income taxes	(82,948)	(56,726)
Gains on equity securities, net	(215,882)	(26,120)
Other adjustments, net	18,953	14,166
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(91,515)	(64,935)
Other assets	(5,672)	11,365
Accounts payable and other liabilities	50,019	4,873
Income taxes payable and receivable	(3,490)	3,056
Deferred revenue	77,957	30,465
Net cash provided by operating activities	168,047	191,352
Cash flows from investing activities:
Acquisitions, net of cash acquired	(529,174)	(196,578)
Capital expenditures	(41,651)	(73,575)
Proceeds from maturities of marketable debt securities	125,000	25,000
Purchases of marketable debt securities	(424,875)	—
Net proceeds from the sale of businesses and investments	17,860	24,461
Purchases of investments	(1,019,608)	(250,096)
Decrease (increase) in notes receivable—related party	54,828	(55,827)
Other, net	(10,678)	(2,608)
Net cash used in investing activities	(1,828,298)	(529,223)
Cash flows from financing activities:
Proceeds from the issuance of ANGI Group Senior Notes	500,000	—
Principal payments on ANGI Group Term Loan	(10,313)	(10,313)
Principal payments on related-party debt	—	(2,500)
Debt issuance costs	(5,635)	—
Purchase of ANGI Homeservices treasury stock	(54,400)	(33,979)
Proceeds from the exercise of ANGI Homeservices stock options	—	573
Withholding taxes paid on behalf of IAC employees on net settled stock-based awards	(23,970)	—
Withholding taxes paid on behalf of ANGI Homeservices employees on net settled stock-based awards	(49,993)	(30,039)
Purchase of noncontrolling interests	(4,280)	(6,192)
Cash merger consideration paid by Old IAC in connection with the Separation	837,913	—
Transfers from Old IAC for periods prior to the Separation	1,706,479	225,461
Proceeds from the sale of Old IAC Class M common stock	1,408,298	—
Other, net	784	(3,774)
Net cash provided by financing activities	4,304,883	139,237
Total cash provided (used)	2,644,632	(198,634)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(511)	(388)
Net increase (decrease) in cash and cash equivalents and restricted cash	2,644,121	(199,022)
Cash and cash equivalents and restricted cash at beginning of period	840,732	886,836
Cash and cash equivalents and restricted cash at end of period	$3,484,853	$687,814

The accompanying Notes to Consolidated and Combined Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED & COMBINED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Separation
On December 19, 2019, IAC/InterActiveCorp ("Old IAC") entered into a Transaction Agreement (as amended as of April 28, 2020 and June 22, 2020, the "Transaction Agreement") with Match Group, Inc. ("Old MTCH"), IAC Holdings, Inc. ("New IAC" or the "Company"), a direct wholly owned subsidiary of Old IAC, and Valentine Merger Sub LLC, an indirect wholly owned subsidiary of Old IAC. On June 30, 2020, the businesses of Old MTCH were separated from the remaining businesses of Old IAC through a series of transactions that resulted in the pre-transaction stockholders of Old IAC owning shares in two, separate public companies—(1) Old IAC, which was renamed Match Group, Inc. ("New Match") and which owns the businesses of Old MTCH and certain Old IAC financing subsidiaries, and (2) New IAC, which was renamed IAC/InterActiveCorp, and which owns Old IAC's other businesses—and the pre-transaction stockholders of Old MTCH (other than Old IAC) owning shares in New Match. This transaction is referred to as the "Separation".
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
The accompanying unaudited financial statements have been prepared in accordance with GAAP for interim financial information and with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)
include all of the information and notes required by GAAP for complete annual financial statements. In the opinion of management, the accompanying unaudited financial statements include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Interim results are not necessarily indicative of the results that may be expected for the full year. The accompanying unaudited interim financial statements should be read in conjunction with the annual audited financial statements of the Company and notes thereto for the year ended December 31, 2019 filed on the Current Report on Form 8-K with the SEC on October 5, 2020.
COVID-19 Update and Impairments
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
In March 2020, the Company's ANGI Homeservices business experienced a decline in demand for service requests, driven primarily by decreases in demand in certain categories of jobs (particularly discretionary indoor projects). In the second quarter of 2020, ANGI Homeservices experienced a rebound in service requests, exceeding pre-COVID-19 growth levels, driven by increased demand from homeowners who spent more time at home due to measures taken to reduce the spread of COVID-19. ANGI Homeservices continued to experience strong demand for home services in the third quarter of 2020. However, many service professionals' businesses have been adversely impacted by labor and material constraints and many service professionals have limited capacity to take on new business, which has negatively impacted ANGI Homeservices' ability to monetize this increased level of service requests. Vimeo has seen strong revenue growth as the demand for communication via video has increased due to the pandemic. The Search segment has experienced a decline in revenue due, in part, to the decrease in advertising rates due to the impact of COVID-19, which decrease in rates was more significant earlier in the year.
In the quarter ended March 31, 2020, the Company determined that the effects of COVID-19 were an indicator of possible impairment for certain of its assets and identified the following impairments:
•a $212.0 million impairment related to the goodwill of the Desktop reporting unit;
•a $21.4 million impairment related to certain indefinite-lived intangible assets of the Desktop reporting unit;
•a $51.5 million impairment of certain equity securities without readily determinable fair values; and
•a $7.5 million impairment of a note receivable and a warrant related to certain investees.
There were no impairments identified during the second quarter of 2020.
In the quarter ended September 30, 2020, the Company recorded impairments of $53.2 million and $10.8 million related to the goodwill and intangible assets, respectively, of the Desktop reporting unit. Refer to "Certain Risks and Concentrations—Services Agreement with Google" for additional information.
In addition, the United States, which represents 81% and 80% of the Company's revenue for the three and nine months ended September 30, 2020, respectively, has experienced a significant resurgence of the COVID-19 virus with record levels of infection being reported in the weeks following September 30, 2020. Europe, which is the second largest market for the

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Company's products and services, has also seen a dramatic resurgence in COVID-19. This resurgence and the measures designed to curb its spread could materially and adversely affect our business, financial condition and results of operations.
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
Accounting for Investments in Equity Securities
Investments in equity securities, other than those of the Company's consolidated and combined subsidiaries and those accounted for under the equity method, if applicable, are accounted for at fair value or under the measurement alternative of Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, with any changes to fair value recognized within other income (expense), net each reporting period. Under the measurement alternative, equity investments without readily determinable fair values are carried at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar securities of the same issuer; value is generally determined based on a market approach as of the transaction date. A security will be considered identical or similar if it has identical or similar rights to the equity securities held by the Company. The Company reviews its investments in equity securities without readily determinable fair values for impairment each reporting period when there are qualitative factors or events that indicate possible impairment. Factors the Company considers in making this determination include negative changes in industry and market conditions, financial performance, business prospects, and other relevant events and factors. When indicators of impairment exist, the Company prepares quantitative assessments of the fair value of its investments in equity securities, which require judgment and the use of estimates. When the Company's assessment indicates that the fair value of the investment is below its carrying value, the Company writes down the investment to its fair value and records the corresponding charge within other income (expense), net. See "Note 5 - Financial Instruments and Fair Value Measurements" for additional information on the impairments of certain equity securities without readily determinable fair values recorded during the nine months ended September 30, 2020.
In the event the Company has investments in the common stock or in-substance common stock of entities in which the Company has the ability to exercise significant influence over the operating and financial matters of the investee, but does not have a controlling financial interest, are accounted for using the equity method and are included in "Long-term investments" in the accompanying balance sheet. At September 30, 2020 and December 31, 2019, the Company did not have any investments accounted for using the equity method.
General Revenue Recognition
Revenue is recognized when control of the promised services or goods is transferred to the Company's customers and in the amount that reflects the consideration the Company expects to be entitled to in exchange for those services or goods.
The Company's disaggregated revenue disclosures are presented in "Note 10—Segment Information."
Prior to January 1, 2020, ANGI's Handy business recorded revenue on a net basis. Effective January 1, 2020, the Company modified the Handy terms and conditions so that Handy, rather than the service professional, has the contractual

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)
relationship with the consumer to deliver the service and Handy, rather than the consumer, has the contractual relationship with the service professional. Consumers request services and pay for such services directly through the Handy platform and then Handy fulfills the request with independently established home services providers engaged in a trade, occupation and/or business that customarily provides such services. This change in contractual terms requires gross revenue accounting treatment effective January 1, 2020. Also, in the case of certain tasks, HomeAdvisor provides a pre-priced product offering, pursuant to which consumers can request services through a HomeAdvisor platform and pay HomeAdvisor for the services directly. HomeAdvisor then fulfills the request with independently established home services providers engaged in a trade, occupation and/or business that customarily provides such services. Revenue from HomeAdvisor’s pre-priced product offering is also recorded on a gross basis effective January 1, 2020. In addition to changing the presentation of revenue to gross from net, the timing of revenue recognition changed for HomeAdvisor pre-priced jobs and will be later than consumer connection revenue because the Company will not be able to record revenue, generally, until the service professional completes the job on the Company's behalf. The change to gross revenue reporting for Handy and HomeAdvisor’s pre-priced product offering, effective January 1, 2020, resulted in an increase in revenue of $20.8 million and $51.3 million during the three and nine months ended September 30, 2020, respectively.
Deferred Revenue
Deferred revenue consists of advance payments that are received or are contractually due in advance of the Company's performance. The Company’s deferred revenue is reported on a contract by contract basis at the end of each reporting period. The Company classifies deferred revenue as current when the term of the applicable subscription period or expected completion of the Company's performance obligation is one year or less. The current and non-current deferred revenue balances at December 31, 2019 are $178.6 million and $1.3 million, respectively. During the nine months ended September 30, 2020, the Company recognized $163.3 million of revenue that was included in the deferred revenue balance as of December 31, 2019. During the nine months ended September 30, 2019, the Company recognized $139.0 million of revenue that was included in the deferred revenue balance as of December 31, 2018. The current and non-current deferred revenue balances at September 30, 2020 are $268.2 million and $1.5 million, respectively. Non-current deferred revenue is included in “Other long-term liabilities” in the accompanying balance sheet.
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
For sales incentive programs where the customer relationship period is one year or less, the Company has elected the practical expedient to expense the costs as incurred. The amount of capitalized sales commissions where the initial customer relationship period is greater than one year is $61.4 million and $42.4 million at September 30, 2020 and December 31, 2019, respectively. The current and non-current capitalized sales commissions balances are included in "Other current assets" and "Other non-current assets" in the accompanying balance sheet and are $52.5 million and $8.9 million, and $36.1 million and $6.2 million, at September 30, 2020 and December 31, 2019, respectively.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Credit Losses and Revenue Reserve
The following table presents the changes in the allowance for credit losses for the nine months ended September 30, 2020:

September 30, 2020
(In thousands)
Balance at January 1	$20,257
Current period provision for credit losses	62,594
Write-offs charged against the allowance	(54,381)
Recoveries collected	1,897
Balance at September 30	$30,367
The revenue reserve was $4.6 million and $3.9 million at September 30, 2020 and December 31, 2019, respectively. The total allowance for credit losses and revenue reserve was $35.0 million and $24.1 million as of September 30, 2020 and December 31, 2019, respectively.
Certain Risks and Concentrations—Services Agreement with Google (the "Services Agreement")
A meaningful portion of the Company's revenue is attributable to the Services Agreement. In addition, the Company earns certain other advertising revenue from Google that is not attributable to the Services Agreement. For the three and nine months ended September 30, 2020, total revenue earned from Google was $132.4 million and $385.9 million, representing 17% and 18%, respectively, of the Company's revenue. For the three and nine months ended September 30, 2019, total revenue earned from Google was $182.4 million and $574.7 million, representing 26% and 28%, respectively, of the Company's combined revenue. Accounts receivable related to revenue earned from Google totaled $46.3 million and $53.0 million at September 30, 2020 and December 31, 2019, respectively.
Revenue attributable to the Services Agreement is earned by the Desktop business and Ask Media Group, both within the Search segment. For the three and nine months ended September 30, 2020, revenue from the Services Agreement of $35.6 million and $118.9 million, respectively, was earned within the Desktop business and $83.7 million and $231.2 million, respectively, within Ask Media Group. For the three and nine months ended September 30, 2019, revenue from the Services Agreement of $68.0 million and $234.1 million, respectively, was earned within the Desktop business and $100.3 million and $299.1 million, respectively, within Ask Media Group.
The Services Agreement expires on March 31, 2023; provided that during each September, either party may, after discussion with the other party, terminate the Services Agreement, effective on September 30 of the year following the year such notice is given. Neither party gave notice to the other party to terminate the Services Agreement pursuant to this provision in September 2020. The Services Agreement requires that the Company comply with certain guidelines promulgated by Google. Google may generally unilaterally update its policies and guidelines without advance notice. These updates may be specific to the Services Agreement or could be more general and thereby impact the Company as well as other companies. These policy and guideline updates could in turn require modifications to, or prohibit and/or render obsolete certain of the Company's products, services and/or business practices, which could be costly to address or otherwise have an adverse effect on the Company's financial condition and results of operations, particularly the businesses in our Search segment. From time to time, Google has made changes to the policies under the Services Agreement and has also made industry-wide changes that have negatively impacted the Desktop business and Google may do so in the future.
Google implemented industry-wide policy changes that became effective on July 1, 2019 and August 27, 2020. These industry-wide changes, combined with other changes to policies under the Services Agreement during the second half of 2019, have had a negative impact on the historical and expected future results of operations of the Desktop business.
In the quarter ended September 30, 2020, the Company reassessed the fair values of the Desktop reporting unit and the related indefinite-lived intangible assets and recorded impairments equal to the remaining carrying value of the goodwill of $53.2 million and $10.8 million related to the intangible assets. The reduction in the Company’s fair value estimates is due to lower consumer queries, increasing challenges in monetization and the reduced ability to market profitably due to policy changes implemented by Google and other browsers. The effects of COVID-19 on monetization were an additional factor.

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
NOTE 2—INCOME TAXES
The Company was included within Old IAC’s tax group for purposes of federal and consolidated state income tax return filings through June 30, 2020, the date of the Separation. For periods prior thereto, the income tax benefit/provision were computed for the Company on an as if standalone, separate return basis and payments to and refunds from Old IAC for the Company’s share of Old IAC’s consolidated federal and state tax return liabilities/receivables calculated on this basis have been reflected within cash flows from operating activities in the accompanying statement of cash flows.
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
We have calculated the provision for income taxes during the three and nine months ended September 30, 2020 using the estimated annual effective tax rate method described above. We have used the discrete effective tax rate method to calculate domestic taxes for the three and nine months ended September 30, 2019 because small changes in estimated ordinary income would result in significant changes in the estimated annual effective tax rate.
For the three and nine months ended September 30, 2020, the Company recorded an income tax benefit of $29.5 million and $107.0 million respectively, due primarily to excess tax benefits generated by the exercise and vesting of stock-based awards, partially offset by the non-deductible portion of the Desktop goodwill impairment. For the three and nine months

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)
ended September 30, 2019, the Company recorded an income tax benefit of $19.1 million and $53.3 million respectively, due primarily to excess tax benefits generated by the exercise and vesting of stock-based awards.
As a result of the Separation, the Company's net deferred tax liability was adjusted via invested capital for tax attributes allocated to it from Old IAC's consolidated federal and state tax filings. The allocation of tax attributes that was recorded as of June 30, 2020 was preliminary. Any subsequent adjustment to allocated tax attributes will be recorded as an adjustment to deferred taxes and additional paid-in capital. This adjustment is expected to be made in the fourth quarter of 2021 following the filing of income tax returns for the year ending December 31, 2020.

The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in the income tax provision. Accruals for interest and penalties are not material.
The Company is routinely under audit by federal, state, local and foreign authorities in the area of income tax as a result of previously filed separate company and consolidated tax returns with Old IAC. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. The Internal Revenue Service ("IRS") has substantially completed its audit of Old IAC’s federal income tax returns for the years ended December 31, 2010 through 2016, which includes the operations of the Company. The IRS began its audit of the year ended December 31, 2017 in the second quarter of 2020. The statute of limitations for the years 2010 through 2012 and for the years 2013 through 2017 have been extended to May 31, 2021 and December 31, 2021, respectively. Returns filed in various other jurisdictions are open to examination for tax years beginning with 2009. Income taxes payable include unrecognized tax benefits considered sufficient to pay assessments that may result from the examination of prior year tax returns. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may not accurately anticipate actual outcomes and, therefore, may require periodic adjustment. Although management currently believes changes in unrecognized tax benefits from period to period and differences between amounts paid, if any, upon resolution of issues raised in audits and amounts previously provided will not have a material impact on the liquidity, results of operations, or financial condition of the Company, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future.
At September 30, 2020 and December 31, 2019, unrecognized tax benefits, including interest and penalties, are $19.5 million and $20.3 million, respectively. Unrecognized tax benefits, including interest and penalties, at September 30, 2020 decreased by $0.8 million due primarily to research credits. If unrecognized tax benefits at September 30, 2020 are subsequently recognized, $18.0 million, net of related deferred tax assets and interest, would reduce income tax expense. The comparable amount as of December 31, 2019 was $18.9 million. The Company believes it is reasonably possible that its unrecognized tax benefits could decrease by $6.1 million by March 31, 2021, due primarily to expirations of statutes of limitations and other settlements, all of which would reduce the income tax provision.
NOTE 3—BUSINESS COMBINATION
On February 11, 2020, the Company acquired 100% of Care.com, a leading global platform for finding and managing family care, for a total purchase price of $626.9 million, which includes cash consideration of $587.0 million paid by the Company and the settlement of all outstanding vested employee equity awards for $40.0 million paid by Care.com prior to the completion of the acquisition. The Company's purchase accounting is not yet complete and is not expected to be finalized until the first quarter of 2021; the allocation of purchase price to the fair value of assets acquired and liabilities assumed, primarily intangible assets, goodwill, income tax related assets and liabilities and contingent liabilities, is preliminary and subject to revision.
The table below summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Care.com
(In thousands)
Cash and cash equivalents	$57,702
Short-term investments	20,000
Accounts receivable	20,213
Other current assets	7,479
Property and equipment	2,894
Goodwill	415,164
Intangible assets	145,300
Other non-current assets	30,444
Total assets	699,196
Deferred revenue	(13,422)
Other current liabilities	(38,801)
Deferred income taxes	(33,960)
Other non-current liabilities	(26,039)
Net assets acquired	$586,974
The Company acquired Care.com because it is complementary to other marketplace businesses of IAC. The purchase price was based on the expected financial performance of Care.com, not on the value of the net identifiable assets at the time of acquisition. This resulted in a significant portion of the purchase price being attributed to goodwill.
The preliminary estimated fair values of the identifiable intangible assets acquired at the date of acquisition are as follows:

	Care.com
	(In thousands)	Useful Life (Years)
Indefinite-lived trade name and trademarks	$59,300	Indefinite
Developed technology	49,500	2
Customer relationships	35,700	2 - 5
Provider relationships	800	4
Total identifiable intangible assets acquired	$145,300
Accounts receivable, other current assets, other non-current assets, other current liabilities and other non-current liabilities of Care.com were reviewed and adjusted to their fair values at the date of acquisition, as necessary. The fair value of deferred revenue was determined using an income approach that utilized a cost to fulfill analysis. The fair values of the trade name and developed technology were determined using an income approach that utilized the relief from royalty methodology. The fair values of customer relationships and provider relationships were determined using an income approach that utilized the excess earnings methodology. The valuations of the intangible assets incorporate significant unobservable inputs and require significant judgment and estimates, including the amount and timing of future cash flows and the determination of royalty and discount rates. The amount attributed to goodwill is not tax deductible.
The financial results of Care.com are included in the Company's financial statements, within the Emerging & Other segment, beginning February 11, 2020. For the three and nine months ended September 30, 2020, the Company included $56.7 million and $123.2 million of revenue, respectively, and $15.7 million and $31.6 million of net loss, respectively, in its statement of operations related to Care.com. For the three and nine months ended September 30, 2020, the net loss of Care.com reflects a reduction in revenue of $2.4 million and $15.7 million, respectively, due to the write-off of deferred revenue due to purchase accounting fair value adjustments and $2.6 million and $9.6 million, respectively, in transaction-related costs, including severance.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Unaudited pro forma financial information
The unaudited pro forma financial information in the table below presents the results of the Company and Care.com as if this acquisition had occurred on January 1, 2019. The unaudited pro forma financial information includes adjustments required under the acquisition method of accounting and is presented for informational purposes only and is not necessarily indicative of the results that would have been achieved had the acquisition occurred on January 1, 2019. For the three and nine months ended September 30, 2020, pro forma adjustments include a reduction in transaction related costs (including stock-based compensation expense related to the acceleration of vesting of outstanding employee equity awards) of $2.6 million and $65.7 million, respectively, because they are one-time in nature and will not have a continuing impact on operations and an increase in revenue of $2.4 million and $15.6 million, respectively, related to deferred revenue written off as a part of the acquisition. For the three and nine months ended September 30, 2019, pro forma adjustments include an increase in amortization of intangibles of $20.9 million and $30.0 million, respectively, and a decrease in revenue of $1.1 million and $10.6 million, respectively, related to the deferred revenue written off as a part of the acquisition.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Revenue	$790,783	$757,574	$2,240,452	$2,182,252
Net earnings (loss) attributable to IAC shareholders	$190,766	$(646)	$(221,290)	$(31,083)
Basic earnings (loss) per share attributable to IAC shareholders	$2.24	$(0.01)	$(2.59)	$(0.37)
Diluted earnings (loss) per share attributable to IAC shareholders	$2.11	$(0.01)	$(2.59)	$(0.37)
NOTE 4—GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets, net are as follows:

	September 30,	December 31,
	2020	2019
	(In thousands)
Goodwill	$1,767,834	$1,616,867
Intangible assets with indefinite lives	245,932	225,296
Intangible assets with definite lives, net of accumulated amortization	148,483	124,854
Total goodwill and intangible assets, net	$2,162,249	$1,967,017
The following table presents the balance of goodwill by reportable segment, including the changes in the carrying value of goodwill, for the nine months ended September 30, 2020:

	Balance at December 31, 2019	Additions	(Deductions)	Impairment	Foreign Exchange Translation	Balance at September 30, 2020
	(In thousands)
ANGI Homeservices	$884,296	$—	$—	$—	$736	$885,032
Vimeo	219,374	—	(38)	—	—	219,336
Search	265,146	—	—	(265,146)	—	—
Emerging & Other	248,051	415,164	—	—	251	663,466
Total	$1,616,867	$415,164	$(38)	$(265,146)	$987	$1,767,834
Additions are related to the acquisition of Care.com (included in the Emerging & Other segment).

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)
In the quarter ended March 31, 2020, the Company determined that the effects of COVID-19 were an indicator of possible impairment for certain of its reporting units and indefinite-lived intangible assets and identified the following impairments:
•a $212.0 million impairment related to the goodwill of the Desktop reporting unit (included in the Search segment) and
•a $21.4 million impairment related to certain indefinite-lived intangible assets of the Desktop reporting unit (included in the Search segment).
In the quarter ended September 30, 2020, the Company reassessed the fair values of the Desktop reporting unit and the related indefinite-lived intangible assets and recorded impairments equal to the remaining carrying value of the goodwill of $53.2 million and $10.8 million related to the intangible assets. The reduction in the Company’s fair value estimates is due to lower consumer queries, increasing challenges in monetization and the reduced ability to market profitably due to policy changes implemented by Google and other browsers. The effects of COVID-19 on monetization were an additional factor.
The Company also reassessed the fair value of the Mosaic Group reporting unit (included in the Emerging & Other segment) and determined that as of September 30, 2020, its fair value approximates its carrying value of $239.9 million. To the extent there is a decline in the fair value of the Mosaic reporting unit below its carrying value, a goodwill impairment would be recorded to the extent the carrying value exceeds the fair value.
The fair values of the Desktop and Mosaic Group reporting units were determined using both an income approach based on discounted cash flows ("DCF") and a market approach. Determining fair value using a DCF analysis requires the exercise of significant judgment with respect to several items, including the amount and timing of expected future cash flows and appropriate discount rates. The expected cash flows used in the DCF analyses were based on the most recent forecasts for Desktop and Mosaic Group for 2020 and each of the years in the forecast period, which were updated in light of the factors described above. For years beyond the forecast period, Desktop and Mosaic Group estimates were based, in part, on forecasted growth rates. The discount rates used in the DCF analyses were intended to reflect the risks inherent in the expected future cash flows of the Desktop and Mosaic Group reporting units. The discount rate used for determining the fair value of both the Desktop and Mosaic Group reporting units was 15.0%. Determining fair value using a market approach considers multiples of financial metrics based on both acquisitions and trading multiples of a selected peer group of companies. From the comparable companies, a representative market multiple is determined, which is applied to financial metrics to estimate the fair value of the Desktop and Mosaic Group reporting units. To determine a peer group of companies for Desktop and Mosaic Group, the Company considered companies relevant in terms of consumer use, monetization model, margin and growth characteristics, and brand strength operating in their respective sectors. The aggregate carrying value of goodwill for which the most recent estimate of the excess of fair value over carrying value is less than 20% is approximately $655.0 million.
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
Additions primarily relate to the acquisitions of Magisto (included in the Vimeo segment) and Fixd Repair (included in the ANGI Homeservices segment). Deductions primarily relate to tax benefits of acquired attributes related to the acquisition of Handy (included in the ANGI Homeservices segment). During the fourth quarter of 2019, the Company recorded an impairment of $3.3 million related to the goodwill of the College Humor Media business (included in the Emerging & Other Segment), which was sold on March 16, 2020.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The September 30, 2020 goodwill balances reflect accumulated impairment losses of $981.3 million and $198.3 million at Search and Dotdash, respectively. The December 31, 2019 goodwill balances reflect accumulated impairment losses of $716.2 million and $198.3 million at Search and Dotdash, respectively, and $14.9 million related to College Humor Media (included in the Emerging & Other segment).
As described above, the Company updated its calculations of the fair value for certain of its indefinite-lived intangible assets as of March 31, 2020 and September 30, 2020 and recorded impairments of $32.2 million in aggregate at Desktop, related to indefinite-lived trade names. The impairment of indefinite-lived intangible assets is included in “Amortization of intangibles” in the accompanying statement of operations. The Company determines the fair value of indefinite-lived intangible assets using an avoided royalty DCF valuation analysis. Significant judgments inherent in this analysis include the selection of appropriate royalty and discount rates and estimating the amount and timing of expected future cash flows. The discount rates used in the DCF analyses were intended to reflect the risks inherent in the expected future cash flows generated by the respective intangible assets. The royalty rates used in the DCF analyses were based upon an estimate of the royalty rates that a market participant would pay to license the Company's trade names and trademarks. The discount rate used to value the trade names that were impaired in the first quarter of 2020 was 15.0% and the royalty rate was 1.0%. The aggregate carrying value of indefinite-lived intangible assets for which the most recent estimate of the excess of fair value over carrying value is less than 20% is approximately $59.3 million.
At September 30, 2020 and December 31, 2019, intangible assets with definite lives are as follows:

	September 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-Average Useful Life (Years)
	(In thousands)
Technology	$188,893	$(102,542)	$86,351	3.9
Service professional relationships	97,618	(96,799)	819	3.0
Customer lists and user base	58,396	(27,050)	31,346	3.6
Trade names	45,691	(16,845)	28,846	2.1
Memberships	15,900	(15,900)	—	3.0
Other	10,439	(9,318)	1,121	3.4
Total	$416,937	$(268,454)	$148,483	3.4

	December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-Average Useful Life (Years)
	(In thousands)
Technology	$143,255	$(73,483)	$69,772	4.5
Service professional relationships	99,651	(76,445)	23,206	2.9
Customer lists and user base	44,286	(24,226)	20,060	3.3
Trade names	12,777	(8,082)	4,695	3.5
Memberships	15,900	(11,940)	3,960	3.0
Other	10,439	(7,278)	3,161	3.4
Total	$326,308	$(201,454)	$124,854	3.7
At September 30, 2020, amortization of intangible assets with definite lives is estimated to be as follows:

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(In thousands)
Remainder of 2020	$22,408
2021	73,412
2022	36,712
2023	13,509
2024	1,742
Thereafter	700
Total	$148,483

NOTE 5—FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
Marketable Debt Securities
At September 30, 2020, current available-for-sale marketable debt securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Treasury discount notes	$349,949	$5	$(1)	$349,953
Total available-for-sale marketable debt securities	$349,949	$5	$(1)	$349,953
The Company did not hold any marketable debt securities at December 31, 2019.
The contractual maturities of debt securities classified as current available-for-sale at September 30, 2020 are within one year. There are no investments in available-for-sale marketable debt securities that have been in a continuous unrealized loss position for longer than twelve months as of September 30, 2020.
Long-term Investments
Long-term investments consists of:

	September 30, 2020	December 31, 2019
	(In thousands)
Investment in MGM Resorts International ("MGM")	$1,283,987	$—
Equity securities without readily determinable fair values	296,491	347,975
Total long-term investments	$1,580,478	$347,975
Investment in MGM
During the three and nine months ended September 30, 2020, the Company purchased 35.6 million and 59.0 million shares of MGM, respectively. The fair value of the investment in MGM is remeasured each reporting period and any unrealized gains or losses are included in "Other income (expense), net" in the accompanying statement of operations. For the three and nine months ended September 30, 2020, the Company recognized an unrealized gain of $289.1 million and $264.4 million, respectively, on its investment in MGM.
Equity Securities without Readily Determinable Fair Values
During the first quarter of 2020, the Company recorded unrealized impairments of $51.5 million related to certain equity securities without readily determinable fair values due to the impact of COVID-19. All gains and losses on equity securities

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)
without readily determinable fair values, realized and unrealized, are recognized in "Other income (expense), net" in the accompanying statement of operations.
The following table presents a summary of unrealized gains and losses recorded in "Other income (expense), net," as adjustments to the carrying value of equity securities without readily determinable fair values held as of September 30, 2020 and 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Upward adjustments (gross unrealized gains)	$—	$53	$—	$53
Downward adjustments including impairment (gross unrealized losses)	—	(543)	(51,484)	(1,193)
Total	$—	$(490)	$(51,484)	$(1,140)
The cumulative upward and downward adjustments (including impairments) to the carrying value of equity securities without readily determinable fair values held at September 30, 2020 were $19.7 million and $49.5 million, respectively.
Realized and unrealized gains and losses for the Company's marketable equity securities and investments without readily determinable fair values for the three and nine months ended September 30, 2020 and 2019 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Realized gains (losses), net, for equity securities sold	$2,976	$(8)	$488	$2,006
Unrealized gains (losses), net, on equity securities held	289,097	(5,066)	215,394	24,114
Total gains (losses), net recognized in other income (expense), net	$292,073	$(5,074)	$215,882	$26,120
Fair Value Measurements
The Company categorizes its financial instruments measured at fair value into a fair value hierarchy that prioritizes the inputs used in pricing the asset or liability. The three levels of the fair value hierarchy are:
•Level 1: Observable inputs obtained from independent sources, such as quoted market prices for identical assets and liabilities in active markets.
•Level 2: Other inputs, which are observable directly or indirectly, such as quoted market prices for similar assets or liabilities in active markets, quoted market prices for identical or similar assets or liabilities in markets that are not active and inputs that are derived principally from or corroborated by observable market data. The fair values of the Company's Level 2 financial assets are primarily obtained from observable market prices for identical underlying securities that may not be actively traded. Certain of these securities may have different market prices from multiple market data sources, in which case an average market price is used.
•Level 3: Unobservable inputs for which there is little or no market data and require the Company to develop its own assumptions, based on the best information available in the circumstances, about the assumptions market participants would use in pricing the assets or liabilities.
The following tables present the Company's financial instruments that are measured at fair value on a recurring basis:

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	September 30, 2020
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$1,717,738	$—	$—	$1,717,738
Treasury discount notes	—	1,349,926	—	1,349,926
Time deposits	—	42,988	—	42,988
Marketable debt securities:
Treasury discount notes	—	349,953	—	349,953
Long-term investments:
Investment in MGM	1,283,987	—	—	1,283,987
Other non-current assets:
Warrant	—	—	4,748	4,748
Total	$3,001,725	$1,742,867	$4,748	$4,749,340

	December 31, 2019
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$699,589	$—	$—	$699,589
Time deposits	—	23,075	—	23,075
Other non-current assets:
Warrant	—	—	8,495	8,495
Total	$699,589	$23,075	$8,495	$731,159

Liabilities:
Contingent consideration arrangement	$—	$—	$(6,918)	$(6,918)
The following tables present the changes in the Company's financial instruments that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended September 30,
	2020	2019
	Warrant	Warrant	Contingent Consideration Arrangement
	(In thousands)
Balance at July 1	$7,079	$—	$(29,803)
Fair value at date of acquisition	—	17,518	—
Total net (losses) gains:
Included in earnings:
Fair value adjustments	(2,331)	(8,689)	16,139
Balance at September 30	$4,748	$8,829	$(13,664)

	Nine Months Ended September 30,
	2020		2019
	Warrant	Contingent Consideration Arrangements	Warrant	Contingent Consideration Arrangement
	(In thousands)
Balance at January 1	$8,495	$(6,918)	$—	$(26,657)
Fair value at date of acquisition	—	(1,000)	17,518	—
Total net (losses) gains:
Included in earnings:
Fair value adjustments	(3,747)	6,918	(8,689)	12,993
Settlements	—	1,000	—	—
Balance at September 30	$4,748	$—	$8,829	$(13,664)
Warrant
As part of the Company's investment in Turo, a peer-to-peer car sharing marketplace, the Company received a warrant that is net settleable at the Company's option and is recorded at fair value each reporting period with any change included in "Other income (expense), net" in the accompanying statement of operations. The warrant is measured using significant unobservable inputs and is classified in the fair value hierarchy table as Level 3. The warrant is included in "Other non-current assets" in the accompanying balance sheet.
Contingent Consideration Arrangements
At September 30, 2020, the Company has one outstanding contingent consideration arrangement related to a business acquisition. The maximum contingent payments related to this arrangement for periods subsequent to December 31, 2019 total $30.0 million. The potential earnout payment for the year ended December 31, 2019 was $15.0 million; however, the financial performance threshold that would have triggered that payment was not achieved. At September 30, 2020, the Company does not expect to make any payments related to this contingent consideration arrangement. In connection with the Care.com acquisition on February 11, 2020, the Company assumed a contingent consideration arrangement liability of $1.0 million, which was subsequently paid and settled during the first quarter of 2020.
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

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The fair value of contingent consideration arrangements is sensitive to changes in the expected achievement of the applicable targets and changes in discount rates. The Company remeasures the fair value of the contingent consideration arrangements each reporting period, including the accretion of the discount, if applicable, and changes are recognized in "General and administrative expense" in the accompanying statement of operations. There is no contingent consideration liability outstanding at September 30, 2020. The contingent consideration arrangement liability at December 31, 2019 includes a non-current portion of $6.9 million and, is included in “Other long-term liabilities” in the accompanying balance sheet.
Assets measured at fair value on a nonrecurring basis
The Company's non-financial assets, such as goodwill, intangible assets, ROU assets and building, capitalized software, leasehold improvements and equipment, are adjusted to fair value only when an impairment is recognized. The Company's financial assets, comprising equity securities without readily determinable fair values, are adjusted to fair value when observable price changes are identified or an impairment is recognized. Such fair value measurements are based predominantly on Level 3 inputs. See "Note 4—Goodwill and Intangible Assets" for a detailed description of the Desktop goodwill and indefinite-lived intangible asset impairments recorded during the first and third quarter of 2020.
Financial instruments measured at fair value only for disclosure purposes
The following table presents the carrying value and the fair value of financial instruments measured at fair value only for disclosure purposes:

	September 30, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Notes receivable—related party, current	$—	$—	$55,251	$55,251
Current portion of long-term debt	$(13,750)	$(13,750)	$(13,750)	$(13,681)
Long-term debt, net(a)	$(715,408)	$(715,288)	$(231,946)	$(232,581)
_____________________
(a)    At September 30, 2020 and December 31, 2019, the carrying value of long-term debt, net includes unamortized debt issuance costs of $8.0 million and $1.8 million, respectively.
At September 30, 2020 and December 31, 2019, the fair value of long-term debt, including the current portion, is estimated using observable market prices or indices for similar liabilities, which are Level 2 inputs.
NOTE 6—LONG-TERM DEBT
Long-term debt consists of:

	September 30, 2020	December 31, 2019
	(In thousands)
3.875% ANGI Group Senior Notes due August 15, 2028 ("ANGI Group Senior Notes"); interest payable each February 15 and August 15, commencing February 15, 2021	$500,000	$—
ANGI Group Term Loan due November 5, 2023 ("ANGI Group Term Loan")	237,188	247,500
Total long-term debt	737,188	247,500
Less: current portion of ANGI Group Term Loan	13,750	13,750
Less: unamortized debt issuance costs	8,030	1,804
Total long-term debt, net	$715,408	$231,946

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)
ANGI Group Senior Notes
On August 20, 2020, ANGI Group, LLC ("ANGI Group"), a direct wholly-owned subsidiary of ANGI, issued $500 million in aggregate principal amount of the ANGI Group Senior Notes, the proceeds of which are intended for general corporate purposes, including potential future acquisitions and return of capital. At any time prior to August 15, 2023, these notes may be redeemed at a redemption price equal to the sum of the principal amount thereof, plus accrued and unpaid interest and a make-whole premium. Thereafter, these notes may be redeemed at the redemption prices set forth below, plus accrued and unpaid interest thereon, if any, to the applicable redemption date, if redeemed during the twelve-month period beginning on August 15 of the years indicated below:

Year	Percentage
2023	101.938%
2024	100.969%
2025 and thereafter	100.000%
The indenture governing the ANGI Group Senior Notes contains a covenant that would limit ANGI Group’s ability to incur liens for borrowed money in the event a default has occurred or the ANGI Group’s secured leverage ratio (as defined in the indenture) exceeds 3.75 to 1.0. At September 30, 2020, there were no limitations pursuant thereto.
ANGI Group Term Loan and ANGI Group Revolving Facility
ANGI was a party to a credit agreement that terminates on November 5, 2021. On August 12, 2020, ANGI Group entered into a joinder agreement with ANGI, the other subsidiaries of ANGI that are party to the credit agreement, and each of the other loan parties to the credit agreement, pursuant to which, ANGI Group became the successor borrower under the credit agreement and ANGI Homeservices Inc.'s obligations thereunder were terminated. The credit agreement governs the ANGI Group Term Loan and revolving credit facility (the "ANGI Group Revolving Facility"). In addition, on August 12, 2020, the definition of "Permitted Unsecured Ratio Debt" in the credit agreement was amended to remove the requirement that guarantees of certain indebtedness of the borrower be subordinated to the guarantees under the credit agreement.
The outstanding balance of the ANGI Group Term Loan was $237.2 million and $247.5 million at September 30, 2020 and December 31, 2019, respectively. There are quarterly principal payments of $3.4 million through December 31, 2021, $6.9 million for the one-year period ending December 31, 2022 and $10.3 million through maturity of the loan when the final amount of $161.6 million is due. Additionally, interest payments are due at least quarterly through the term of the loan. At both September 30, 2020 and December 31, 2019, the ANGI Group Term Loan bore interest at LIBOR plus 1.50%, or 1.66% and 3.25%, respectively. The spread over LIBOR is subject to change in future periods based on ANGI Group's consolidated net leverage ratio.
The ANGI Group Term Loan requires ANGI Group to maintain a consolidated net leverage ratio of not more than 4.5 to 1.0 and a minimum interest coverage ratio of not less than 2.0 to 1.0 (in each case as defined in the ANGI Group credit agreement). The ANGI Group credit agreement also contains covenants that would limit ANGI Group's ability to pay dividends or make distributions in the event a default has occurred or ANGI Group's consolidated net leverage ratio exceeds 4.25 to 1.0. At September 30, 2020, there were no limitations pursuant thereto.
The $250 million ANGI Group Revolving Facility expires on November 5, 2023. At September 30, 2020 and December 31, 2019, there were no outstanding borrowings under the ANGI Group Revolving Facility. The annual commitment fee on undrawn funds is based on ANGI Group's consolidated net leverage ratio most recently reported and was 25 basis points at both September 30, 2020 and December 31, 2019. Any future borrowings under the ANGI Group Revolving Facility would bear interest, at ANGI Group's option, at either a base rate or LIBOR, in each case plus an applicable margin, which is based on ANGI Group's consolidated net leverage ratio. The financial and other covenants are the same as those for the ANGI Group Term Loan.
The ANGI Group Senior Notes, ANGI Group Term Loan and ANGI Group Revolving Facility are guaranteed by certain of ANGI Group's wholly-owned material domestic subsidiaries and ANGI Group’s obligations under the ANGI Group Term Loan and the ANGI Group Revolving Facility are secured by substantially all assets of ANGI Group and the guarantors, subject

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)
to certain exceptions. The ANGI Group Term Loan and outstanding borrowings, if any, under the ANGI Group Revolving Facility rank equally with each other, and have priority over the ANGI Group Senior Notes to the extent of the value of the assets securing the borrowings under the credit agreement.
IAC Group Credit Facility
The IAC Group, LLC ("IAC Group") $250 million revolving credit facility (the "IAC Group Credit Facility"), which was scheduled to expire on November 5, 2023, was terminated effective October 2, 2020. At September 30, 2020 and December 31, 2019, there were no outstanding borrowings under the IAC Group Credit Facility.
Long-term Debt Maturities
Long-term debt maturities as of September 30, 2020 are summarized in the table below:

(In thousands)
Remainder of 2020	$3,438
2021	13,750
2022	27,500
2023	192,500
2028	500,000
Total	737,188
Less: current portion of ANGI Group Term Loan	13,750
Less: unamortized debt issuance costs	8,030
Total long-term debt, net	$715,408
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

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)
stock and the holders of shares of IAC Class B common stock are entitled to receive, share for share, all the assets of IAC available for distribution to its stockholders, after the rights of the holders of any IAC preferred stock have been satisfied.
NOTE 8—ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables present the components of accumulated other comprehensive loss:

	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019
	Foreign Currency Translation Adjustment	Unrealized (Losses) Gains On Available-For-Sale Debt Securities	Accumulated Other Comprehensive Loss	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Loss
	(In thousands)
Balance as of July 1	$(13,780)	$(1)	$(13,781)	$(12,258)	$(12,258)
Other comprehensive income (loss)	1,948	4	1,952	(2,499)	(2,499)
Allocation of accumulated other comprehensive income (loss) related to noncontrolling interests	11	—	11	(19)	(19)
Balance as of September 30	$(11,821)	$3	$(11,818)	$(14,776)	$(14,776)

	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019
	Foreign Currency Translation Adjustment	Unrealized Gains On Available-For-Sale Debt Securities	Accumulated Other Comprehensive Loss	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) On Available-For-Sale Debt Securities	Accumulated Other Comprehensive Loss
	(In thousands)
Balance as of January 1	$(12,226)	$—	$(12,226)	$(12,543)	$2	$(12,541)
Other comprehensive income (loss) before reclassifications	585	3	588	(2,223)	(2)	(2,225)
Amounts reclassified to earnings	(144)	—	(144)	—	—	—
Net current period other comprehensive income (loss)	441	3	444	(2,223)	(2)	(2,225)
Allocation of accumulated other comprehensive loss related to noncontrolling interests	(36)	—	(36)	(10)	—	(10)
Balance as of September 30	$(11,821)	$3	$(11,818)	$(14,776)	$—	$(14,776)
The amount reclassified out of foreign currency translation adjustment into earnings for the nine months ended September 30, 2020 relate to the liquidation of an international subsidiary.
At both September 30, 2020 and 2019, there was no tax benefit or provision on the accumulated other comprehensive loss.
NOTE 9—EARNINGS (LOSS) PER SHARE
The following table sets forth the computation of basic and diluted earnings (loss) per share attributable to IAC shareholders:

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended September 30,
	2020		2019
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Net earnings	$185,861	$185,861	$18,378	$18,378
Net earnings attributable to noncontrolling interests	(944)	(944)	(1,912)	(1,912)
Impact from public subsidiary dilutive securities (b)	—	(79)	—	—
Net earnings attributable to IAC shareholders	$184,917	$184,838	$16,466	$16,466

Denominator:
Weighted average basic shares outstanding	85,297	85,297	85,132	85,132
Dilutive securities(a) (b) (c)	—	5,180	—	—
Denominator for earnings per share—weighted average shares (a) (b) (c)	85,297	90,477	85,132	85,132

Earnings per share attributable to IAC shareholders:
Earnings per share	$2.17	$2.04	$0.19	$0.19

	Nine Months Ended September 30,
	2020		2019
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Net (loss) earnings	$(238,774)	$(238,774)	$26,726	$26,726
Net earnings attributable to noncontrolling interests	(625)	(625)	(10,718)	(10,718)
Impact from public subsidiary dilutive securities (b)	—	(150)	—	—
Net (loss) earnings attributable to IAC shareholders	$(239,399)	$(239,549)	$16,008	$16,008

Denominator:
Weighted average basic shares outstanding	85,295	85,295	85,132	85,132
Dilutive securities(a) (b) (c)	—	—	—	—
Denominator for earnings per share—weighted average shares (a) (b) (c)	85,295	85,295	85,132	85,132

Loss (earnings) per share attributable to IAC shareholders:
Loss (earnings) per share	$(2.81)	$(2.81)	$0.19	$0.19
_____________________
(a)    If the effect is dilutive, weighted average common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and subsidiary denominated equity, and vesting of restricted stock units ("RSUs"). For the three months ended September 30, 2020, less than 0.1 million potentially dilutive securities were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For the nine months ended September 30, 2020, the Company had a loss from operations and as a result, approximately 6.0 million potentially dilutive securities were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. Accordingly, the weighted average basic shares outstanding were used to compute the earnings per share amounts for the nine months ended September 30, 2020.
(b)    IAC has the option to settle certain ANGI stock-based awards in its shares. For the three months ended September 30, 2020, it is more dilutive for IAC to settle these ANGI equity awards. For the nine months ended September 30, 2020, the Company had a loss from operations, therefore it is

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)
more dilutive for ANGI to settle these ANGI equity awards. The impact on earnings relates to the settlement of ANGI's dilutive securities under the if-converted method.
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
The following table presents revenue by reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Revenue:
ANGI Homeservices	$389,913	$357,358	$1,108,624	$1,004,697
Vimeo	75,130	52,145	199,432	141,439
Dotdash	50,774	40,285	139,515	111,974
Search	145,208	185,664	430,890	575,608
Emerging & Other	127,425	69,988	320,594	201,820
Inter-segment eliminations	(73)	(58)	(193)	(251)
Total	$788,377	$705,382	$2,198,862	$2,035,287
The following table presents the revenue of the Company's segments disaggregated by type of service:

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)

ANGI Homeservices
Marketplace:
Consumer connection revenue(a)	$287,568	$252,552	$800,047	$695,370
Service professional membership subscription revenue	12,195	15,995	38,989	48,697
Other revenue	6,944	4,915	19,620	11,186
Total Marketplace revenue	306,707	273,462	858,656	755,253
Advertising and other revenue(b)	65,519	65,682	195,119	190,285
Total North America revenue	372,226	339,144	1,053,775	945,538
Consumer connection revenue(c)	14,006	14,125	43,640	46,480
Service professional membership subscription revenue	3,278	3,465	9,792	10,820
Advertising and other revenue	403	624	1,417	1,859
Total Europe revenue	17,687	18,214	54,849	59,159
Total ANGI Homeservices revenue	$389,913	$357,358	$1,108,624	$1,004,697

(a) Includes fees paid by service professionals for consumer matches and revenue from pre-priced jobs sourced through the HomeAdvisor and Handy platforms.
(b) Includes Angie's List revenue from service professionals under contract for advertising and Angie's List membership subscription fees from consumers, as well as revenue from mHelpDesk and HomeStars.

(c) Includes fees paid by service professionals for consumer matches.

Vimeo
Platform revenue	$75,130	$52,145	$199,432	$139,160
Hardware revenue	—	—	—	2,279
Total Vimeo revenue	$75,130	$52,145	$199,432	$141,439

Dotdash
Display advertising revenue	$31,836	$29,158	$88,326	$84,171
Performance marketing revenue	18,938	11,127	51,189	27,803
Total Dotdash revenue	$50,774	$40,285	$139,515	$111,974

Search
Advertising revenue
Google advertising revenue:	$120,838	$168,574	$352,918	$534,389
Non-Google advertising revenue	20,171	13,357	64,878	28,893
Total advertising revenue	141,009	181,931	417,796	563,282
Other revenue	4,199	3,733	13,094	12,326
Total Search revenue	$145,208	$185,664	$430,890	$575,608

Emerging & Other
Subscription revenue	$84,369	$50,081	$217,974	$141,759
Marketplace revenue	35,476	10,399	83,711	30,288
Advertising revenue:
Non-Google advertising revenue	4,255	5,704	10,470	16,455
Google advertising revenue	859	1,002	2,204	3,030
Total advertising revenue	5,114	6,706	12,674	19,485
Other revenue	2,466	2,802	6,235	10,288
Total Emerging & Other revenue	$127,425	$69,988	$320,594	$201,820

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Revenue by geography is based on where the customer is located. Geographic information about revenue and long-lived assets is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Revenue:
United States	$638,474	$552,106	$1,763,585	$1,572,540
All other countries	149,903	153,276	435,277	462,747
Total	$788,377	$705,382	$2,198,862	$2,035,287

	September 30, 2020	December 31, 2019
	(In thousands)
Long-lived assets (excluding goodwill, intangible assets and ROU assets):
United States	$254,869	$297,433
All other countries	10,949	7,981
Total	$265,818	$305,414
The following tables present operating (loss) income and Adjusted EBITDA by reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Operating (loss) income:
ANGI Homeservices	$(3,019)	$24,726	$(1,671)	$32,488
Vimeo	(3,298)	(11,155)	(25,623)	(40,555)
Dotdash	11,773	3,695	21,860	13,752
Search	(52,979)	28,758	(264,761)	100,551
Emerging & Other	(35,123)	8,520	(61,979)	(21,259)
Corporate	(45,980)	(40,632)	(215,809)	(119,018)
Total	$(128,626)	$13,912	$(547,983)	$(34,041)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Adjusted EBITDA (d):
ANGI Homeservices	$38,487	$58,923	$130,820	$147,534
Vimeo	$3,421	$(7,997)	$(12,706)	$(33,661)
Dotdash	$16,181	$7,026	$35,304	$22,551
Search	$11,875	$29,177	$34,449	$101,982
Emerging & Other	$(8,061)	$(5,274)	$(30,648)	$(26,684)
Corporate	$(26,733)	$(21,943)	$(115,315)	$(60,735)
_____________________
(d)    The Company's primary financial measure is Adjusted EBITDA, which is defined as operating income excluding: (1) stock-based compensation expense; (2) depreciation; and (3) acquisition-related items consisting of (i) amortization of intangible assets and impairments of goodwill and intangible assets, if applicable, and (ii) gains and losses recognized on changes in the fair value of contingent consideration arrangements. The Company believes this measure is useful for analysts and investors as this measure allows a more meaningful comparison between the Company's

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)
performance and that of its competitors. The above items are excluded from the Company's Adjusted EBITDA measure because these items are non-cash in nature. Adjusted EBITDA has certain limitations because it excludes the impact of these expenses.
The following tables reconcile operating (loss) income for the Company's reportable segments and net earnings (loss) attributable to IAC shareholders to Adjusted EBITDA:

	Three Months Ended September 30, 2020
	Operating (Loss) Income	Stock-based Compensation Expense	Depreciation	Amortization of Intangibles	Acquisition-related Contingent Consideration Fair Value Arrangements	Goodwill Impairment	Adjusted EBITDA
	(In thousands)
ANGI Homeservices	$(3,019)	$14,697	$13,921	$12,888	$—	$—	$38,487
Vimeo	(3,298)	$—	$106	$6,613	$—	$—	$3,421
Dotdash	11,773	$—	$742	$3,666	$—	$—	$16,181
Search	(52,979)	$—	$881	$10,800	$—	$53,173	$11,875
Emerging & Other	(35,123)	$25	$853	$26,184	$—	$—	$(8,061)
Corporate	(45,980)	$16,997	$2,250	$—	$—	$—	$(26,733)
Total	(128,626)
Interest expense	(5,807)
Other income, net	290,786
Earnings before income taxes	156,353
Income tax benefit	29,508
Net earnings	185,861
Net earnings attributable to noncontrolling interests	(944)
Net earnings attributable to IAC shareholders	$184,917

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended September 30, 2019
	Operating Income (Loss)	Stock-based Compensation Expense	Depreciation	Amortization of Intangibles	Acquisition-related Contingent Consideration Fair Value Arrangements	Adjusted EBITDA
	(In thousands)
ANGI Homeservices	$24,726	$8,784	$11,244	$14,169	$—	$58,923
Vimeo	(11,155)	$—	$39	$3,119	$—	$(7,997)
Dotdash	3,695	$—	$216	$3,115	$—	$7,026
Search	28,758	$—	$419	$—	$—	$29,177
Emerging & Other	8,520	$—	$203	$2,142	$(16,139)	$(5,274)
Corporate	(40,632)	$15,801	$2,888	$—	$—	$(21,943)
Total	13,912
Interest expense	(2,898)
Other expense, net	(11,715)
Loss before income taxes	(701)
Income tax benefit	19,079
Net earnings	18,378
Net earnings attributable to noncontrolling interests	(1,912)
Net earnings attributable to IAC shareholders	$16,466

	Nine Months Ended September 30, 2020
	Operating (Loss) Income	Stock-based Compensation Expense	Depreciation	Amortization of Intangibles	Acquisition-related Contingent Consideration Fair Value Arrangements	Goodwill Impairment	Adjusted EBITDA
	(In thousands)
ANGI Homeservices	$(1,671)	$55,031	$38,614	$38,846	$—	$—	$130,820
Vimeo	(25,623)	$—	$266	$12,651	$—	$—	$(12,706)
Dotdash	21,860	$—	$1,569	$11,875	$—	$—	$35,304
Search	(264,761)	$—	$1,864	$32,200	$—	$265,146	$34,449
Emerging & Other	(61,979)	$75	$1,533	$36,641	$(6,918)	$—	$(30,648)
Corporate	(215,809)	$93,491	$7,003	$—	$—	$—	$(115,315)
Total	(547,983)
Interest expense	(9,579)
Other income, net	211,769
Loss before income taxes	(345,793)
Income tax benefit	107,019
Net loss	(238,774)
Net earnings attributable to noncontrolling interests	(625)
Net loss attributable to IAC shareholders	$(239,399)

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Nine Months Ended September 30, 2019
	Operating Income (Loss)	Stock-based Compensation Expense	Depreciation	Amortization of Intangibles	Acquisition-related Contingent Consideration Fair Value Arrangements	Adjusted EBITDA
	(In thousands)
ANGI Homeservices	$32,488	$45,586	$27,039	$42,421	$—	$147,534
Vimeo	(40,555)	$—	$364	$6,530	$—	$(33,661)
Dotdash	13,752	$—	$660	$8,139	$—	$22,551
Search	100,551	$—	$1,431	$—	$—	$101,982
Emerging & Other	(21,259)	$—	$546	$7,022	$(12,993)	$(26,684)
Corporate	(119,018)	$49,281	$9,002	$—	$—	$(60,735)
Total	(34,041)
Interest expense	(9,402)
Other income, net	16,850
Loss before income taxes	(26,593)
Income tax benefit	53,319
Net earnings	26,726
Net earnings attributable to noncontrolling interests	(10,718)
Net earnings attributable to IAC shareholders	$16,008

NOTE 11—FINANCIAL STATEMENT DETAILS
Cash and Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the accompanying balance sheet to the total amounts shown in the accompanying statement of cash flows:

	September 30, 2020	December 31, 2019	September 30, 2019	December 31, 2018
	(In thousands)
Cash and cash equivalents	$3,471,713	$839,796	$685,965	$884,975
Restricted cash included in other current assets	12,711	527	1,445	1,441
Restricted cash included in other non-current assets	429	409	404	420
Total cash and cash equivalents and restricted cash as shown on the statement of cash flows	$3,484,853	$840,732	$687,814	$886,836
Restricted cash included in other current assets at September 30, 2020 primarily consists of cash received from customers at Care.com’s payment solutions business, representing funds collected for payroll and related taxes, which were not remitted as of the period end. Restricted cash included in other current assets at December 31, 2019 primarily consists of a deposit related to corporate credit cards. Restricted cash included in other current assets at September 30, 2019 and December 31, 2018 primarily consists of a cash collateralized letter of credit and a deposit related to corporate credit cards.
Restricted cash included in other non-current assets for all periods presented consists of deposits related to leases.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Accumulated Amortization and Depreciation
The following table provides the accumulated amortization and depreciation within the consolidated balance sheet:

Asset Category	September 30, 2020	December 31, 2019
	(In thousands)
Right-of-use assets included in other non-current assets	$65,409	$35,775
Building, capitalized software, leasehold improvements and equipment, net	$217,069	$201,798
Intangible assets	$268,454	$201,454
Other income (expense), net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Unrealized gains (losses) related to investments (a)	$289,097	$(4,576)	$264,379	$25,322
Interest income	971	3,697	6,557	11,930
Realized gain related to the sale of an investment	2,671	—	2,671	—
Impairments related to impact of COVID-19 (b)	—	—	(59,001)	—
Unrealized reduction in the estimated fair value of a warrant	(2,331)	(8,689)	(1,741)	(8,689)
Realized loss related to the sale of Vimeo's hardware business	—	—	—	(8,234)
Mark-to-market loss on an indemnification claim related to the Handy acquisition	—	(945)	(181)	(1,999)
Other	378	(1,202)	(915)	(1,480)
Other income (expense), net	$290,786	$(11,715)	$211,769	$16,850
_____________________
(a)    Includes unrealized gains of $289.1 million and $264.4 million related to the Company's investment in MGM for the three and nine months ended September 30, 2020, respectively, and an unrealized loss of $4.6 million and unrealized gain of $25.3 million related to the Company's investment in Pinterest, for the three and nine months ended September 30, 2019, respectively.
(b)     Includes $51.5 million in impairments related to investments in equity securities without readily determinable fair values and $7.5 million in impairments of a note receivable and a warrant related to certain investees.

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
Tinder Optionholder Litigation against IAC and MTCH
In August 2018, ten then-current and former employees of Match Group’s Tinder business filed a lawsuit in New York

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)
state court against IAC and Match Group. See Sean Rad et al. v. IAC/InterActiveCorp and Match Group, Inc., No. 654038/2018 (Supreme Court, New York County). The complaint alleges that in 2017, the defendants: (i) wrongfully interfered with a contractually established process for the independent valuation of Tinder by certain investment banks, resulting in a substantial undervaluation of Tinder and a consequent underpayment to the plaintiffs upon exercise of their Tinder stock options, and (ii) then wrongfully merged Tinder into Match Group, thereby depriving the plaintiffs of their contractual right to later valuations of Tinder on a stand‑alone basis. The complaint asserts inter alia claims for breach of contract and interference with contractual relations and prospective economic advantage and seeks compensatory damages in the amount of at least $2 billion, as well as punitive damages. Shortly after filing suit, four plaintiffs who were still employed by Match Group filed a notice of discontinuance of their claims without prejudice, leaving the six former employees as the remaining plaintiffs.
In October 2018, the defendants filed a motion to dismiss the complaint on various grounds, including that the 2017 valuation of Tinder by the investment banks was an expert determination any challenge to which is time-barred under applicable law. In June 2019, the court issued a decision and order granting the motion in part but leaving plaintiffs’ principal claims intact. The defendants appealed from the partial denial of their motion to dismiss, and in October 2019, the Appellate Division, First Department, affirmed the lower court’s decision. After additional appellate motion practice, in May 2020, the Appellate Division reaffirmed the lower court’s decision on different grounds. In June 2020, the defendants filed a motion for leave to appeal that decision to the Court of Appeals; the Appellate Division denied the motion in July 2020.
In June 2019, the defendants filed a second motion to dismiss based upon certain provisions of the plaintiffs’ agreement with a litigation funding firm; that motion remains pending. From July to November 2019, the defendants filed counterclaims against Sean Rad for breach of contract and unjust enrichment based upon his alleged misappropriation and unauthorized destruction of confidential company information, unauthorized recording of conversations with company employees, and breach of his non-solicitation obligations. In January 2020, the parties participated in a mediation that did not result in the resolution of the matter.
Document discovery in the case is substantially complete; deposition discovery is in progress. In July 2020, the four individuals who earlier had discontinued their claims in the lawsuit commenced arbitration proceedings against IAC and Match Group before the American Arbitration Association in California, asserting the same claims and seeking the same relief as the six remaining plaintiffs in the lawsuit. In September 2020, the defendants filed a motion to stay the trial in the New York action in favor of the California arbitration proceedings; that motion remains pending. IAC believes that the allegations in this lawsuit and the arbitrations are without merit and will continue to defend vigorously against them. For a fuller description of this matter, please see Item 1. Legal Proceedings.
Pursuant to the Transaction Agreement (as defined in Item 2-Management's Discussion and Analysis of Financial Condition and Results of Operations-General-Separation), Match Group has agreed to indemnify the Company for matters relating to any business of Match Group, including indemnifying the Company for costs related to the matter described above.
NOTE 13—RELATED PARTY TRANSACTIONS
Relationship with Old IAC prior to the Separation
The Company’s statement of operations includes allocations of costs, including stock-based compensation expense, related to Old IAC’s accounting, treasury, legal, tax, corporate support and internal audit functions prior to the Separation. Old IAC historically allocated costs related to its accounting, treasury, legal, tax, corporate support and internal audit functions that were incurred at the Old IAC legal entity level to its publicly traded subsidiaries, Old MTCH and ANGI Homeservices, based upon time spent or other cost drivers, such as revenue, number of legal entities or transaction volume, in their standalone financial statements. For periods subsequent to the Old MTCH initial public offering in November 2015 and the combination of the HomeAdvisor business and Angie's List, Inc into ANGI Homeservices on September 29, 2017 (the "Combination"), Old IAC billed Old MTCH and ANGI Homeservices for any services provided under the applicable services agreements. The remaining unallocated expenses of Old IAC related to its accounting, treasury, legal, tax, corporate support and internal audit functions were allocated to the Company. Allocated costs, inclusive of stock-based compensation expense, in 2020 prior to the Separation, were $85.5 million. Allocated costs, inclusive of stock-based compensation expense, were $46.6 million and $119.0 million for the three and nine months ended September 30, 2019, respectively. It is not practicable to determine the actual expenses that would have been incurred for these services had the Company operated as a standalone entity during the periods presented. Management considers the allocation method to be reasonable.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The portion of interest income reflected in the statement of operations that is related party in nature was less than $0.1 million in 2020 prior to the Separation, and $0.2 million for both the three and nine months ended September 30, 2019, respectively, and is included in ‘‘Interest income, net’’ in the table below.
The following table summarizes the components of the net increase in Old IAC’s investment in the Company for the periods prior to the Separation:

	Six Months Ended June 30, the date of the Separation	Three Months Ended September 30,	Nine Months Ended September 30,
	2020	2019
	(In thousands)
Cash transfers from Old IAC related to its centrally managed U.S. treasury management function, acquisitions and cash expenses paid by Old IAC on behalf of the Company, net	$(1,742,854)	$(246,652)	$(154,754)
Contribution of buildings to Match Group	34,973	—	—
Taxes	34,436	18,876	(125)
Allocation of costs from Old IAC	(12,652)	(30,911)	(69,870)
Interest income, net	102	189	189
Net increase in Old IAC's investment in the Company prior to the Separation	$(1,685,995)	$(258,498)	$(224,560)
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
For the three and nine months ended September 30, 2020, 0.1 million and 0.3 million shares, respectively of ANGI Class B common stock were issued to a subsidiary of the Company pursuant to the employee matters agreement as reimbursement for shares of IAC common stock, issued for periods after the Separation, and Old IAC common stock, issued for periods prior to the Separation, in connection with the exercise and vesting of IAC and Old IAC equity awards held by ANGI employees. For the three and nine months ended September 30, 2019, 0.1 million and 0.5 million shares, respectively, of ANGI Class B common stock were issued to a subsidiary of the Company pursuant to the employee matters agreement.
For the three and nine months ended September 30, 2020 and 2019, ANGI was charged $1.3 million and $3.6 million; and $1.0 million and $3.7 million, respectively, by IAC, for periods after the Separation, and Old IAC, for periods prior to the Separation, for services rendered pursuant to the services agreement. There were no outstanding receivables or payables pursuant to the services agreement as of September 30, 2020 or December 31, 2019.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)
At September 30, 2020 and December 31, 2019, ANGI had outstanding payables of $0.6 million and $0.2 million, respectively, due to the Company pursuant to the tax sharing agreement. There were $3.1 million of refunds made to ANGI pursuant to this agreement during the nine months ended September 30, 2020. There were no payments to or refunds from ANGI pursuant to this agreement during the three months ended September 30, 2020. During the first quarter of 2019, $11.4 million was paid to the Company pursuant to this agreement.
Additionally, the Company subleases office space from ANGI and was charged $0.5 million and $1.4 million; and $0.5 million and $1.0 million of rent for the three and nine months ended September 30, 2020 and 2019, respectively. At both September 30, 2020 and 2019, there were outstanding payables of less than $0.1 million due to ANGI pursuant to sublease agreements, which were subsequently paid in full in each respective fourth quarter.
IAC and Old MTCH
Prior to the Separation, for the six months ended June 30, 2020, the date of the Separation, and for the three and nine months ended September 30, 2019, Old MTCH incurred rent expense of $1.4 million; and $1.5 million and $4.4 million respectively, for leasing office space for certain of its businesses at properties owned by the Company. The amounts were paid in full by Old MTCH at the date of Separation and at September 30, 2019, respectively. After the Separation, Match Group is no longer a related party.
On January 31, 2020, Old IAC contributed two office buildings in Los Angeles to Old MTCH, which are primarily occupied and were previously leased from the Company by Tinder. In connection with the contribution, the Company entered into a lease with Old MTCH for office space, which the Company currently occupies, in one of the buildings and for the six months ended June 30, 2020, the date of the Separation, the Company paid Old MTCH less than $0.1 million under the lease. Old MTCH issued 1.4 million shares of Old MTCH common stock to Old IAC for the buildings.
IAC and Expedia
The Company and Expedia each have a 50% ownership interest in two aircraft that may be used by both companies. In 2019, the Company and Expedia entered into an agreement to jointly acquire a new corporate aircraft for a total expected cost of $72.3 million (including purchase price and related costs), with each company to bear 50% of such expected cost. The Company paid approximately $23 million in 2019 in connection with our joint entry into the purchase agreement, and the respective share of the balance is due upon delivery of the new aircraft, which is expected to occur in the third quarter of 2021. Members of the aircraft flight crews are employed by an entity in which the Company and Expedia each have a 50% ownership interest. The Company and Expedia have agreed to share costs relating to flight crew compensation and benefits pro-rata according to each company’s respective usage of the aircraft, for which they are separately billed by the entity described above. The Company and Expedia are related parties since they were under common control, given that Mr. Diller serves as Chairman and Senior Executive of both IAC and Expedia. For the three and nine months ended September 30, 2020 and 2019, total payments made to this entity by the Company were not material.
NOTE 14—SUBSEQUENT EVENTS
On November 5, 2020, the Company announced it is considering a spin-off of its ownership stake in Vimeo to its shareholders; the Company also entered into an agreement to raise $150 million at Vimeo at an enterprise value of approximately $2.75 billion.
On November 5, 2020, the Company entered into a new, ten-year employment agreement (the "Employment Agreement") and a Restricted Stock Agreement ("RSA Agreement") with Joseph Levin, IAC's Chief Executive Officer. The Employment Agreement provides for an annual base salary of $1,000,000 and a discretionary annual bonus, as determined by the Compensation Committee of the Board. The RSA Agreement provides for a grant of 3,000,000 shares of IAC restricted common stock, that cliff vest on the ten-year anniversary of the grant date based on satisfaction of IAC's stock price targets and Mr. Levin's continued employment through the vesting date.
Mr. Levin may elect to accelerate vesting of the IAC restricted shares, effective on the 6th, 7th, 8th, or 9th anniversary of the grant date, in which case performance will be measured through such date, and Mr. Levin will receive a pro-rated portion of the award (based on the years elapsed from the grant date) and any remaining shares will be forfeited. The applicable stock price goals are proportionately lower on the earlier vesting dates.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL
Separation
On December 19, 2019, IAC/InterActiveCorp ("Old IAC") entered into a Transaction Agreement (as amended as of April 28, 2020 and June 22, 2020, the "Transaction Agreement") with Match Group, Inc. ("Old MTCH"), IAC Holdings, Inc. ("New IAC" or the "Company"), a direct wholly owned subsidiary of Old IAC, and Valentine Merger Sub LLC, an indirect wholly owned subsidiary of Old IAC. On June 30, 2020, the businesses of Old MTCH were separated from the remaining businesses of Old IAC through a series of transactions that resulted in the pre-transaction stockholders of Old IAC owning shares in two, separate public companies—(1) Old IAC, which was renamed Match Group, Inc. ("New Match") and which owns the businesses of Old MTCH and certain Old IAC financing subsidiaries, and (2) New IAC, which was renamed IAC/InterActiveCorp, and which owns Old IAC's other businesses—and the pre-transaction stockholders of Old MTCH (other than Old IAC) owning shares in New Match. This transaction is referred to as the "Separation."
Management Overview
The Company operates Vimeo, Dotdash and Care.com, among many other online businesses, and has majority ownership of ANGI Homeservices, which includes HomeAdvisor, Angie’s List and Handy.
As used herein, "IAC," the ‘‘Company," "we," "our" or "us" and similar terms refer to IAC/InterActiveCorp and the businesses comprising IAC (unless the context requires otherwise).
For a more detailed description of the Company's operating businesses, see the annual audited combined financial statements of the Company and notes thereto for the year ended December 31, 2019 filed on the Current Report on Form 8-K with the Securities Exchange Commission on October 5, 2020.
Key Terms:
When the following terms appear in this report, they have the meanings indicated below:
Reportable Segments (for additional information see "Note 10—Segment Information" to the financial statements included in "Item 1—Consolidated and Combined Financial Statements"):
•ANGI Homeservices Inc. ("ANGI Homeservices" or "ANGI") - connects quality home service professionals across 500 different categories, from repairing and remodeling to cleaning and landscaping, with consumers through category-transforming products under brands such as HomeAdvisor, Angie’s List, Handy and Fixd Repair. At September 30, 2020, the Company’s economic interest and voting interest in ANGI were 84.5% and 98.2%, respectively.
•Vimeo - operates a global video platform for creative professionals, small and medium businesses ("SMBs"), organizations and enterprises to connect with their audiences, customers and employees.
•Dotdash - is a portfolio of digital brands providing expert information and inspiration in select vertical content categories.
•Search - consists of Ask Media Group, a collection of websites providing general search services and information and Desktop, which includes our direct-to-consumer downloadable desktop applications and our business-to-business partnership operations.
•Emerging & Other - consists of Care.com, a leading global platform for finding and managing family care, which was acquired on February 11, 2020, Mosaic Group, a leading provider of global subscription mobile applications (through Apalon, iTranslate and TelTech), Bluecrew, NurseFly, a healthcare staffing platform acquired on June 26, 2019, The Daily Beast, IAC Films and, for periods prior to its sale on March 16, 2020, College Humor Media.

Defined Terms and Operating Metrics:
Unless otherwise indicated or as the context otherwise requires certain terms used in this quarterly report, which include the principal operating metrics we use in managing our business, are defined below:
ANGI Homeservices
•Marketplace Revenue - includes revenue from the HomeAdvisor, Handy and Fixd Repair domestic marketplaces, including consumer connection revenue for consumer matches, revenue from pre-priced jobs sourced through the HomeAdvisor, Handy and Fixd Repair platforms, and service professional membership subscription revenue. It excludes revenue from Angie's List, mHelpDesk and HomeStars. Effective January 1, 2020, Fixd Repair has been moved to Marketplace from Advertising & Other and prior year amounts have been reclassified to conform to the current year presentation.
•Advertising & Other Revenue - includes Angie’s List revenue (revenue from service professionals under contract for advertising and membership subscription fees from consumers) as well as revenue from mHelpDesk and HomeStars.
•Marketplace Service Requests - are fully completed and submitted domestic customer service requests to HomeAdvisor and includes pre-priced jobs sourced through the HomeAdvisor, Handy and Fixd Repair platforms.
•Marketplace Monetized Transactions - are fully completed and submitted domestic customer service requests to HomeAdvisor that were matched to and paid for by a service professional and includes pre-priced jobs sourced through the HomeAdvisor, Handy and Fixd Repair platforms during the period.
•Marketplace Transacting Service Professionals ("Marketplace Transacting SPs") - are the number of HomeAdvisor, Handy and Fixd Repair domestic service professionals that paid for consumer matches or performed a job sourced through the HomeAdvisor, Handy and Fixd Repair platforms during the quarter.
•Advertising Service Professionals ("Advertising SPs") - are the total number of Angie’s List service professionals under contract for advertising at the end of the period.
Vimeo
•Platform Revenue - primarily includes revenue from Software-as-a-Service ("SaaS") subscription fees and other related revenue from Vimeo subscribers.
•Hardware Revenue - includes sales of our live streaming accessories. Vimeo sold its hardware business on March 29, 2019.
•Vimeo Ending Subscribers - is the number of subscribers to Vimeo's SaaS video tools at the end of the period.
Dotdash
•Display Advertising Revenue - primarily includes revenue generated from display advertisements sold both directly through our sales team and via programmatic exchanges.
•Performance Marketing Revenue - primarily includes affiliate commerce and performance marketing commissions generated when consumers are directed from our properties to third-party service providers. Affiliate commerce commissions are generated when a consumer completes a transaction. Performance marketing commissions are generated on a cost-per-click or cost-per-new account basis.
Operating Costs and Expenses:
•Cost of revenue - consists primarily of traffic acquisition costs, which includes (i) payments made to partners who direct traffic to our Ask Media Group websites, who distribute our business-to-business customized browser-based applications and who integrate our paid listings into their websites and (ii) the amortization of fees paid to Apple and

Google related to the distribution of apps and the facilitation of in-app purchases. Traffic acquisition costs include payment of amounts based on revenue share and other arrangements. Cost of revenue also includes payments made to independent service professionals who perform work contracted under pre-priced arrangements through the HomeAdvisor, Handy and Fixd Repair platforms, compensation expense (including stock-based compensation expense) and other employee-related costs for Vimeo and Care.com customer care and support functions, employees at Fixd Repair for service work performed, payments made to workers staffed by Bluecrew, hosting fees, credit card processing fees, content costs, and production costs related to IAC Films and, for periods prior to its sale on March 16, 2020, College Humor Media.
•Selling and marketing expense - consists primarily of advertising expenditures, which include online marketing, including fees paid to search engines, social media sites and third parties that distribute our direct-to-consumer downloadable desktop applications, offline marketing, which is primarily television advertising, and partner-related payments to those who direct traffic to the brands within our ANGI segment, and compensation expense (including stock-based compensation expense) and other employee-related costs for ANGI's sales force and marketing personnel.
•General and administrative expense - consists primarily of compensation expense (including stock-based compensation expense) and other employee-related costs for personnel engaged in executive management, finance, legal, tax, human resources and customer service functions (except for Vimeo and Care.com, which include customer service costs within cost of revenue), fees for professional services (including transaction-related costs related to the Separation and acquisitions), rent expense, facilities costs, bad debt expense, software license and maintenance costs and acquisition-related contingent consideration fair value adjustments (described below). The customer service function at ANGI includes personnel who provide support to its service professionals and consumers.
•Product development expense - consists primarily of compensation expense (including stock-based compensation expense) and other employee-related costs and third-party contractors that are not capitalized for personnel engaged in the design, development, testing and enhancement of product offerings and related technology and software license and maintenance costs.
•Acquisition-related contingent consideration fair value adjustments - relate to the portion of the purchase price of certain acquisitions that is contingent upon the financial performance and/or operating metric targets of the acquired company. The fair value of the liability is estimated at the date of acquisition and adjusted each reporting period until the liability is settled. Significant changes in financial performance and/or operating metrics will result in a significantly higher or lower fair value measurement. The changes in the estimated fair value of the contingent consideration arrangements during each reporting period, including the accretion of the discount if the arrangement is longer than one year, are recognized in "General and administrative expense" in the accompanying statement of operations.
Long-term debt (for additional information see "Note 6—Long-term Debt" to the financial statements included in "Item 1—Consolidated and Combined Financial Statements"):
•ANGI Group Senior Notes - On August 20, 2020, ANGI Group, LLC ("ANGI Group"), a direct wholly-owned subsidiary of ANGI, issued $500 million of its 3.875% Senior Notes due August 15, 2028, with interest payable February 15 and August 15 of each year, commencing February 15, 2021. The proceeds from the offering will be used for general corporate purposes, including potential future acquisitions and return of capital.
•ANGI Group Term Loan - due November 5, 2023. The outstanding balance of the ANGI Term Loan as of September 30, 2020 is $237.2 million and quarterly principal payments are required. Pursuant to the joinder agreement entered into on August 12, 2020, ANGI Group became the successor borrower under the ANGI Group Term Loan and ANGI Homeservices Inc.’s obligations thereunder were terminated. At both September 30, 2020 and December 31, 2019, the ANGI Term Loan bore interest at LIBOR plus 1.50%. The interest rate was 1.66% and 3.25% at September 30, 2020 and December 31, 2019, respectively.
•ANGI Group Revolving Facility - The ANGI Group $250 million revolving credit facility expires on November 5, 2023. Pursuant to the joinder agreement entered into on August 12, 2020, ANGI Group became the successor borrower under the ANGI Group Revolving Facility and ANGI Homeservices Inc.’s obligations thereunder were terminated. At September 30, 2020 and December 31, 2019, there were no outstanding borrowings under the ANGI Group Revolving Facility.
•IAC Group Credit Facility - The IAC Group $250 million revolving credit facility, which was scheduled to expire on November 5, 2023, was terminated effective October 2, 2020. At September 30, 2020 and December 31, 2019, there were no outstanding borrowings under the IAC Group Credit Facility.
Non-GAAP financial measure:
•Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") - is a non-GAAP financial measure. See "Principles of Financial Reporting" for the definition of Adjusted EBITDA and a reconciliation of net earnings (loss) attributable to IAC shareholders to operating (loss) income to consolidated and combined Adjusted EBITDA for the three and nine months ended September 30, 2020 and 2019.
Certain Risks and Concentrations—Services Agreement with Google (the "Services Agreement")
A meaningful portion of the Company's revenue is attributable to the Services Agreement. In addition, the Company earns certain other advertising revenue from Google that is not attributable to the Services Agreement. For the three and nine months ended September 30, 2020, total revenue earned from Google was $132.4 million and $385.9 million, representing 17% and 18%, respectively, of the Company's revenue. For the three and nine months ended September 30, 2019, total revenue earned from Google was $182.4 million and $574.7 million, representing 26% and 28%, respectively, of the Company's combined revenue. Accounts receivable related to revenue earned from Google totaled $46.3 million and $53.0 million at September 30, 2020 and December 31, 2019, respectively.
Revenue attributable to the Services Agreement is earned by the Desktop business and Ask Media Group, both within the Search segment. For the three and nine months ended September 30, 2020, revenue from the Services Agreement of $35.6 million and $118.9 million, respectively, was earned within the Desktop business and $83.7 million and $231.2 million, respectively, within Ask Media Group. For the three and nine months ended September 30, 2019, revenue from the Services Agreement of $68.0 million and $234.1 million, respectively, was earned within the Desktop business and $100.3 million and $299.1 million, respectively, within Ask Media Group.
The Services Agreement expires on March 31, 2023; provided that during each September, either party may, after discussion with the other party, terminate the Services Agreement, effective on September 30 of the year following the year such notice is given. Neither party gave notice to the other party to terminate the Services Agreement pursuant to this provision in September 2020. The Services Agreement requires that the Company comply with certain guidelines promulgated by Google. Google may generally unilaterally update its policies and guidelines without advance notice. These updates may be specific to the Services Agreement or could be more general and thereby impact the Company as well as other companies. These policy and guideline updates could in turn require modifications to, or prohibit and/or render obsolete certain of our products, services and/or business practices, which could be costly to address or otherwise have an adverse effect on our financial condition and results of operations, particularly the businesses in our Search segment. As described below, Google has made changes to the policies under the Services Agreement and has also made industry-wide changes that have negatively impacted the Desktop business and Google may do so in the future.
Google implemented industry-wide policy changes that became effective on July 1, 2019 and August 27, 2020. These industry-wide changes, combined with other changes to policies under the Services Agreement during the second half of 2019, have had a negative impact on the historical and expected future results of operations of the Desktop business.
In the quarter ended September 30, 2020, the Company reassessed the fair values of the Desktop reporting unit and the related indefinite-lived intangible assets and recorded impairments equal to the remaining carrying value of the goodwill of $53.2 million and $10.8 million related to the intangible assets. The reduction in the Company’s fair value estimates is due to lower consumer queries, increasing challenges in monetization and the reduced ability to market profitably due to policy changes implemented by Google and other browsers. The effects of COVID-19 on monetization were an additional factor.

Overview—Consolidated and Combined Results

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	$ Change	% Change	2019	2020	$ Change	% Change	2019
	(Dollars in thousands)
Revenue:
ANGI Homeservices	$389,913	$32,555	9%	$357,358	$1,108,624	$103,927	10%	$1,004,697
Vimeo	75,130	22,985	44%	52,145	199,432	57,993	41%	141,439
Dotdash	50,774	10,489	26%	40,285	139,515	27,541	25%	111,974
Search	145,208	(40,456)	(22)%	185,664	430,890	(144,718)	(25)%	575,608
Emerging & Other	127,425	57,437	82%	69,988	320,594	118,774	59%	201,820
Inter-segment eliminations	(73)	(15)	(24)%	(58)	(193)	58	23%	(251)
Total	$788,377	$82,995	12%	$705,382	$2,198,862	$163,575	8%	$2,035,287

Operating (Loss) Income:
ANGI Homeservices	$(3,019)	$(27,745)	NM	$24,726	$(1,671)	$(34,159)	NM	$32,488
Vimeo	(3,298)	7,857	70%	(11,155)	(25,623)	14,932	37%	(40,555)
Dotdash	11,773	8,078	219%	3,695	21,860	8,108	59%	13,752
Search	(52,979)	(81,737)	NM	28,758	(264,761)	(365,312)	NM	100,551
Emerging & Other	(35,123)	(43,643)	NM	8,520	(61,979)	(40,720)	(192)%	(21,259)
Corporate	(45,980)	(5,348)	(13)%	(40,632)	(215,809)	(96,791)	(81)%	(119,018)
Total	$(128,626)	$(142,538)	NM	$13,912	$(547,983)	$(513,942)	(1,510)%	$(34,041)

Adjusted EBITDA:
ANGI Homeservices	$38,487	$(20,436)	(35)%	$58,923	$130,820	$(16,714)	(11)%	$147,534
Vimeo	3,421	11,418	NM	(7,997)	(12,706)	20,955	62%	(33,661)
Dotdash	16,181	9,155	130%	7,026	35,304	12,753	57%	22,551
Search	11,875	(17,302)	(59)%	29,177	34,449	(67,533)	(66)%	101,982
Emerging & Other	(8,061)	(2,787)	(53)%	(5,274)	(30,648)	(3,964)	(15)%	(26,684)
Corporate	(26,733)	(4,790)	(22)%	(21,943)	(115,315)	(54,580)	(90)%	(60,735)
Total	$35,170	$(24,742)	(41)%	$59,912	$41,904	$(109,083)	(72)%	$150,987
_____________________
NM = Not meaningful.
For the three months ended September 30, 2020:
•Revenue increased $83.0 million, or 12%, to $788.4 million, due to increases of $57.4 million from Emerging & Other, resulting primarily from the contribution from Care.com, acquired February 11, 2020, $32.6 million from ANGI, $23.0 million from Vimeo and $10.5 million from Dotdash, partially offset by a decrease of $40.5 million from Search.
•Operating income decreased $142.5 million to a loss of $128.6 million due primarily to a goodwill impairment of $53.2 million and $10.8 million in indefinite-lived intangible asset impairments at Search related to the Desktop business, a decrease in Adjusted EBITDA of $24.7 million, described below, and an increase of $26.8 million in amortization of intangibles, excluding the $10.8 million Desktop impairment noted above, the inclusion in 2019 of income of $16.1 million in acquisition-related contingent consideration fair value adjustments, and increases of $7.1 million in stock-based compensation expense and $3.7 million in depreciation. The overall increase in amortization of intangibles of $37.6 million was due principally to an increase in amortization related to recent acquisitions, the inclusion in 2020 of indefinite-lived intangible asset impairments of $10.8 million related to the Desktop business, and a reduction in the estimated useful lives of certain intangible assets. The goodwill and the indefinite-lived intangible asset impairments are described above in "Certain Risks and Concentrations—Services Agreement with Google (the "Services Agreement").” The income from acquisition-related contingent consideration fair value adjustments in 2019 was due to the decrease in the expected amount of contingent consideration to be paid in connection with a previous acquisition. The increase in stock-based compensation expense was due primarily to the issuance of new equity awards since the prior year period and the reversal in the third quarter of 2019 of $7.6 million of expense related to certain performance-based awards that did not vest, partially offset by the vesting of awards. The increase in depreciation was due primarily to the investments in capitalized software to support ANGI's products and services and leasehold improvements related to additional office space at ANGI.

•Adjusted EBITDA decreased $24.7 million to $35.2 million due to reduced profits of $20.4 million and $17.3 million from ANGI and Search, respectively, and increased losses of $4.8 million and $2.8 million from Corporate and Emerging & Other, respectively, partially offset by reduced losses of $11.4 million from Vimeo and growth of $9.2 million from Dotdash.
For the nine months ended September 30, 2020:
•Revenue increased $163.6 million, or 8%, to $2.2 billion, due to increases of $118.8 million from Emerging & Other resulting primarily from the contribution from Care.com, acquired February 11, 2020, $103.9 million from ANGI, $58.0 million from Vimeo and $27.5 million from Dotdash, partially offset by a decrease of $144.7 million from Search.
•Operating loss increased $513.9 million to a loss of $548.0 million due primarily to a goodwill impairment of $265.2 million and $32.2 million in indefinite-lived intangible asset impairments at Search related to the Desktop business, a decrease in Adjusted EBITDA of $109.1 million, described below, and increases of $53.7 million in stock-based compensation expense, $35.9 million in amortization of intangibles, excluding the $32.2 million Desktop impairment noted above, $11.8 million in depreciation and a change of $6.1 million in acquisition-related contingent consideration fair value adjustments (income of $6.9 million in 2020 compared to income of $13.0 million in 2019). The overall increase in amortization of intangibles of $68.1 million was due principally to the inclusion in 2020 of indefinite-lived intangible asset impairments of $32.2 million related to the Desktop business, an increase in amortization related to recent acquisitions and a reduction in the estimated useful lives of certain intangible assets. The goodwill and the indefinite-lived intangible asset impairments are described below in "COVID-19 Update and Impairments". The increase in stock-based compensation expense was due primarily to a modification charge of $55.6 million related to the Separation and the issuance of new equity awards since the prior year period, partially offset by the vesting of awards. The increase in depreciation was due primarily to the investments in capitalized software to support ANGI's products and services and leasehold improvements related to additional office space at ANGI.
•Adjusted EBITDA decreased $109.1 million to $41.9 million due primarily to reduced profits of $67.5 million and $16.7 million from Search and ANGI, respectively, and increased losses of $54.6 million and $4.0 million from Corporate and Emerging & Other, respectively, partially offset by reduced losses of $21.0 million from Vimeo and growth of $12.8 million from Dotdash. The increased losses at Corporate are due primarily to $25.0 million related to the IAC Fellows Foundation endowment and an increase of $18.2 million in costs related to the Separation.
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

COVID-19 Update and Impairments
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
In March 2020, the Company's ANGI Homeservices business experienced a decline in demand for service requests, driven primarily by decreases in demand in certain categories of jobs (particularly discretionary indoor projects). In the second quarter of 2020, ANGI Homeservices experienced a rebound in service requests, exceeding pre-COVID-19 growth levels, driven by increased demand from homeowners who spent more time at home due to measures taken to reduce the spread of COVID-19. ANGI Homeservices continued to experience strong demand for home services in the third quarter of 2020. However, many service professionals' businesses have been adversely impacted by labor and material constraints and many service professionals have limited capacity to take on new business, which has negatively impacted ANGI Homeservices' ability to monetize this increased level of service requests. Vimeo has seen strong revenue growth as the demand for communication via video has increased due to the pandemic. The Search segment has experienced a decline in revenue due, in part, to the decrease in advertising rates due to the impact of COVID-19, which decrease in rates was more significant earlier in the year.
In the quarter ended March 31, 2020, the Company determined that the effects of COVID-19 were an indicator of possible impairment for certain of its assets and identified the following impairments:
•a $212.0 million impairment related to the goodwill of the Desktop reporting unit;
•a $21.4 million impairment related to certain indefinite-lived intangible assets of the Desktop reporting unit;
•a $51.5 million impairment of certain equity securities without readily determinable fair values; and
•a $7.5 million impairment of a note receivable and a warrant related to certain investees.
There were no impairments identified during the second quarter of 2020.
In the quarter ended September 30, 2020, the Company recorded impairments of $53.2 million and $10.8 million related to the goodwill and intangible assets, respectively, of the Desktop reporting unit. Refer to "Certain Risks and Concentrations—Services Agreement with Google" for additional information.
In addition, the United States, which represents 81% and 80% of the Company's revenue for the three and nine months ended September 30, 2020, respectively, has experienced a significant resurgence of the COVID-19 virus with record levels of infection being reported in the weeks following September 30, 2020. Europe, which is the second largest market for the Company's products and services, has also seen a dramatic resurgence in COVID-19. This resurgence and the measures designed to curb its spread could materially and adversely affect our business, financial condition and results of operations.

Results of Operations for the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019
Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	$ Change	% Change	2019	2020	$ Change	% Change	2019
	(Dollars in thousands)
ANGI Homeservices	$389,913	$32,555	9%	$357,358	$1,108,624	$103,927	10%	$1,004,697
Vimeo	75,130	22,985	44%	52,145	199,432	57,993	41%	141,439
Dotdash	50,774	10,489	26%	40,285	139,515	27,541	25%	111,974
Search	145,208	(40,456)	(22)%	185,664	430,890	(144,718)	(25)%	575,608
Emerging & Other	127,425	57,437	82%	69,988	320,594	118,774	59%	201,820
Inter-segment eliminations	(73)	(15)	(24)%	(58)	(193)	58	23%	(251)
Total	$788,377	$82,995	12%	$705,382	$2,198,862	$163,575	8%	$2,035,287
For the three months ended September 30, 2020 compared to the three months ended September 30, 2019
•ANGI revenue increased 9% to $389.9 million driven principally by Marketplace Revenue growth of $33.2 million, or 12%, partially offset by a decline of $0.5 million, or 3%, at the European businesses. The increase in Marketplace Revenue was due primarily to an increase of 8% in Marketplace Monetized Transactions to 4.7 million, driven by an increase of 29% in Marketplace Service Requests to 9.8 million, and an increase in revenue of $20.8 million due to the change to gross revenue reporting for Handy and HomeAdvisor’s pre-priced product offering, effective January 1, 2020. The revenue decline at the European businesses was due primarily to lower monetization from transitioning the business in France to a common European technology platform with the businesses in the Netherlands and Italy, which began in early February 2020, partially offset by the favorable impact of the weakening of the U.S. dollar relative to the Euro and British Pound.
•Vimeo revenue grew 44% to $75.1 million due to Platform Revenue growth of $23.0 million, or 44%. Platform Revenue growth was driven by a 22% increase in average revenue per subscriber and a 21% increase in Vimeo Ending Subscribers to nearly 1.5 million as enterprises and organizations move to deliver their products and communicate via video with their customers due to the effects of COVID-19.
•Dotdash revenue increased 26% to $50.8 million due to growth of 70% in Performance Marketing Revenue and 9% in Display Advertising Revenue. The growth in Performance Marketing Revenue was due primarily to growth in both affiliate commerce commission revenue and performance marketing commission revenue due to increased online sales as a result of COVID-19. The increase in Display Advertising Revenue was driven by an increase in advertising sold through our sales team.
•Search revenue decreased 22% to $145.2 million due to decreases of $32.6 million, or 44%, from Desktop and $7.9 million, or 7%, from Ask Media Group. The decrease in Desktop revenue was driven by lower queries and monetization challenges following browser policy changes and a decrease in advertising rates due to the impact of COVID-19. The decrease in Ask Media Group is primarily due to a decrease in advertising rates due to the impact of COVID-19.
•Emerging & Other revenue increased 82% to $127.4 million due principally to the contribution of Care.com, acquired February 11, 2020.
For the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019
•ANGI revenue increased 10% to $1.1 billion driven by Marketplace Revenue growth of $103.4 million, or 14%, and an increase of $4.8 million, or 3%, in Advertising & Other Revenue, partially offset by a decline of $4.3 million, or 7%, at the European businesses. The increase in Marketplace Revenue was due primarily to an increase of 4% in Marketplace Monetized Transactions to 12.8 million, driven by an increase of 18% in Marketplace Service Requests to

25.2 million, and an increase in revenue of $51.3 million due to the change to gross revenue reporting for Handy and HomeAdvisor’s pre-priced product offering, effective January 1, 2020. Advertising & Other Revenue increased due primarily to an increase in Angie's List revenue driven by an increase in Advertising SPs. The revenue decline at the European businesses was due primarily to the impact of COVID-19 and lower monetization from transitioning the business in France to a common European technology platform with the businesses in the Netherlands and Italy, which began in early February 2020.
•Vimeo revenue grew 41% to $199.4 million due to Platform Revenue growth of $60.3 million, or 43%. Platform Revenue growth was driven by the factors described above in the three-month discussion and from the contribution of Magisto (acquired May 28, 2019). Revenue in 2019 included $2.3 million from the hardware business, which was sold in the first quarter of 2019.
•Dotdash revenue increased 25% to $139.5 million due to growth of 84% in Performance Marketing Revenue and 5% higher Display Advertising Revenue. The growth in Performance Marketing Revenue was due primarily to the factors described above in the three-month discussion. The higher Display Advertising Revenue was due to an increase in advertising sold through our sales team, partially offset by the impact of COVID-19.
•Search revenue decreased 25% to $430.9 million due primarily to decreases of $116.1 million, or 45%, from Desktop and $28.6 million, or 9%, from Ask Media Group. The decreases in Desktop and Ask Media Group revenue were driven by the factors described above in the three-month discussion.
•Emerging & Other revenue increased 59% to $320.6 million due primarily to the contributions of Care.com, acquired February 11, 2020, and Nursefly, acquired June 26, 2019, and an increase in revenue at Mosaic, partially offset by lower revenue at Bluecrew and IAC Films and the sale of College Humor Media during the first quarter of 2020.
Cost of revenue (exclusive of depreciation shown separately below)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	$ Change	% Change	2019	2020	$ Change	% Change	2019
	(Dollars in thousands)
Cost of revenue (exclusive of depreciation shown separately below)	$207,643	$49,482	31%	$158,161	$565,609	$117,875	26%	$447,734
As a percentage of revenue	26%			22%	26%			22%
For the three months ended September 30, 2020 compared to the three months ended September 30, 2019
Cost of revenue in 2020 increased from 2019 due to increases of $34.9 million from ANGI, $18.0 million from Emerging & Other and $4.5 million from Vimeo, partially offset by a decrease of $7.7 million from Search.
•The ANGI increase was due primarily to the change from net to gross revenue reporting for Handy and HomeAdvisor's pre-priced product offering, effective January 1, 2020.
•The Emerging & Other increase was due primarily to $21.0 million of expense from the inclusion of Care.com, partially offset by a decrease of $3.8 million at College Humor Media due to its sale during the first quarter of 2020.
•The Vimeo increase was due primarily to an increase of $2.6 million in credit card processing fees driven by higher revenue and an increase in compensation expense related to its customer support function.
•The Search decrease was due primarily to a decrease of $7.4 million in traffic acquisition costs driven by a decline at Desktop related to its business-to-business partnership revenue and lower revenue sourced through partners at Ask Media Group.
For the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019
Cost of revenue in 2020 increased from 2019 due to increases of $88.5 million from ANGI, $35.1 million from Emerging & Other and $12.4 million from Vimeo, partially offset by a decrease of $21.2 million from Search.

•The ANGI increase was due primarily to the change from net to gross revenue reporting for Handy and HomeAdvisor's pre-priced product offering, effective January 1, 2020.
•The Emerging & Other increase was due primarily to $49.2 million of expense from the inclusion of Care.com, partially offset by a decrease of $10.1 million at College Humor Media due to its sale during the first quarter of 2020 and $3.1 million in payments made to workers staffed by Bluecrew.
•The Vimeo increase was due primarily to an increase of $9.2 million in credit card processing fees and in-app purchase fees driven by higher revenue and an increase in compensation expense related to its customer support function, partially offset by a decrease of $4.2 million in hosting fees resulting from more favorable storage rates and $1.7 million in product costs related to the hardware business, which was sold in the first quarter of 2019.
•The Search decrease was due primarily to a decrease of $20.3 million in traffic acquisition costs driven by lower revenue at the Desktop business and Ask Media Group.
Selling and marketing expense

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	$ Change	% Change	2019	2020	$ Change	% Change	2019
	(Dollars in thousands)
Selling and marketing expense	$340,524	$30,223	10%	$310,301	$957,557	$27,845	3%	$929,712
As a percentage of revenue	43%			44%	44%			46%
For the three months ended September 30, 2020 compared to the three months ended September 30, 2019
Selling and marketing expense in 2020 increased from 2019 due to increases of $25.3 million from Emerging & Other, $14.6 million from ANGI and $5.2 million from Vimeo, partially offset by a decrease of $15.3 million from Search.
•The Emerging & Other increase was due primarily to $18.6 million of expense from the inclusion of Care.com and an increase of $8.1 million in advertising expense at Mosaic, partially offset by a decrease of $1.1 million in compensation at College Humor Media due to its sale during the first quarter of 2020.
•The ANGI increase was due primarily to increases of $7.2 million in advertising expense and $6.1 million in compensation expense. While service requests from both Google paid traffic and free traffic increased, advertising expense increased due primarily to an increase in online marketing costs as the proportion of service requests from Google paid traffic increased. ANGI continues to benefit from the search engine marketing strategy that was implemented in the second half of 2019, which focuses on the lifetime profitability of rather than cost per service request. This increase in online marketing was partially offset by a decrease in television spend resulting from cost cutting initiatives due to the impact of COVID-19. The increase in compensation expense was due primarily to increased commission expense to the sales force resulting from higher revenue.
•The Vimeo increase was due primarily to increases in compensation expense of $2.6 million, due, in part, to growth in the sales force and increased commission expense resulting from growth in bookings due to COVID-19, and marketing of $1.9 million.
•The Search decrease was due primarily to a decrease in marketing of $14.9 million principally at Desktop as we mitigate the negative impact on revenue from the browser policy changes and COVID-19.
For the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019
Selling and marketing expense in 2020 increased from 2019 due to increases of $42.5 million from Emerging & Other, $23.1 million from ANGI, $14.2 million from Vimeo and $4.6 million from Dotdash, partially offset by a decrease of $55.9 million from Search.
•The Emerging & Other increase was due primarily to $39.8 million of expense from the inclusion of Care.com and an increase of $5.9 million in advertising expense at Mosaic due to an increase in online marketing, partailly offset by a decrease of $3.2 million in compensation at College Humor Media due to its sale during the first quarter of 2020.

•The ANGI increase was due primarily to increases in compensation expense of $16.5 million, outsourced personnel costs of $4.4 million, advertising expense of $2.9 million and facility costs of $1.4 million, partially offset by a decrease of $2.5 million in travel related expenses resulting from the impact of COVID-19. The increase in compensation expense was due primarily to growth in the sales force and increased commission expense. The increase in outsourced personnel costs was due primarily to various sales initiatives at Handy. The increase in advertising expense was due primarily to the factors described above in the three-month discussion.
•The Vimeo increase was due primarily to increases in compensation expense of $9.8 million, due, in part, to growth in the sales force and increased commission expense resulting from growth in bookings due to COVID-19, marketing of $1.5 million and software license and maintenance costs of $1.3 million.
•The Dotdash increase was due primarily to an increase in compensation expense of $5.7 million, due, in part, to growth in the sales force, partially offset by a decrease of $1.0 million in travel related expenses resulting from the impact of COVID-19.

•The Search decrease was due primarily to a decrease in marketing of $53.4 million due primarily to Desktop due to the factors described above in the three-month discussion, as well as a decrease in marketing at Ask Media Group driven by browser policy changes impacting our ability to acquire traffic.
General and administrative expense

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	$ Change	% Change	2019	2020	$ Change	% Change	2019
	(Dollars in thousands)
General and administrative expense	$168,889	$33,426	25%	$135,463	$583,355	$134,978	30%	$448,377
As a percentage of revenue	21%			19%	27%			22%
For the three months ended September 30, 2020 compared to the three months ended September 30, 2019
General and administrative expense in 2020 increased from 2019 due to increases of $22.2 million from Emerging & Other, $7.8 million from ANGI and $5.6 million from Corporate.
•The Emerging & Other increase was due primarily to the inclusion in 2019 of income of $16.1 million in acquisition-related contingent consideration fair value adjustments and $8.3 million of expense from the inclusion of Care.com, partially offset by a decrease of $1.6 million at College Humor Media due to its sale during the first quarter of 2020. The income from acquisition-related contingent consideration fair value adjustments in 2019 is due to the decrease in the expected amount of contingent consideration to be paid in connection with a previous acquisition.
•The ANGI increase was due primarily to increases in compensation expense of $6.0 million, bad debt expense of $3.6 million due to higher Marketplace Revenue, and $1.2 million in outsourced personnel costs, partially offset by a decrease of $1.2 million in travel related expenses resulting from the impact of COVID-19. The increase in compensation expense was due primarily to an increase in stock-based compensation expense and severance costs recorded in the European business in the third quarter of 2020 associated with headcount reductions in France. The increase in stock-based compensation expense is due primarily to the issuance of new equity awards since 2019 and the reversal in the third quarter of 2019 of $7.3 million of expense related to certain performance-based awards that did not vest, partially offset by a decrease of $2.9 million in the modification charge related to the Combination. The increase in outsourced personnel costs is due primarily to an increase in call volume related to our customer service function.
•The Corporate increase was due primarily to an increase of $5.7 million in compensation expense driven primarily by increased employer taxes related to Match Group stock option exercises by IAC employees during the third quarter of 2020.
For the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019
General and administrative expense in 2020 increased from 2019 due to increases of $99.1 million from Corporate, $24.9 million from Emerging & Other and $15.3 million from ANGI.

•The Corporate increase was due primarily to an increase of $42.6 million in stock-based compensation expense, $25.0 million related to the IAC Fellows Foundation endowment and higher professional fees, including an increase of $18.2 million in costs related to the Separation. The increase in stock-based compensation is due primarily to a $54.7 million modification charge related to the Separation and the issuance of new equity awards since 2019, partially offset by the vesting of awards.
•The Emerging & Other increase was due primarily to $24.9 million of expense from the inclusion of Care.com.
•The ANGI increase was due primarily to an increase of $10.8 million in bad debt expense, $7.9 million in compensation expense and $3.4 in professional fees, partially offset by a decrease of $2.4 million in travel related expenses resulting from the impact of COVID-19, $1.9 million in software license and maintenance costs and $1.2 million in non-payroll taxes. The increase in bad debt is due to higher Marketplace Revenue, the impact from COVID-19 on expected credit losses and anticipated losses from Angie’s List service professionals under contract for advertising. The increase in compensation expense is due primarily to an increase in stock-based compensation expense due primarily to the factors described above in the three-month discussion and severance costs recorded in the European business in the third quarter of 2020 associated with headcount reductions in France. The increase in professional fees is due primarily to an increase in legal fees. The decrease in non-payroll taxes is due, in part, to a decrease in property taxes in North America and the digital services tax in Europe.
Product development expense

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	$ Change	% Change	2019	2020	$ Change	% Change	2019
	(Dollars in thousands)
Product development expense	$67,870	$17,879	36%	$49,991	$192,116	$51,765	37%	$140,351
As a percentage of revenue	9%			7%	9%			7%
For the three months ended September 30, 2020 compared to the three months ended September 30, 2019
Product development expense in 2020 increased from 2019 due to increases of $10.9 million from Emerging & Other, $3.9 million from Vimeo and $1.6 million from ANGI.
•The Emerging & Other increase was due primarily to $10.1 million of expense from the inclusion of Care.com.
•The Vimeo increase was due primarily to an increase of $2.7 million in compensation expense due primarily to increased headcount.
•The ANGI increase was due primarily to an increase of $1.6 million in compensation expense.
For the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019
Product development expense in 2020 increased from 2019 due to increases of $26.4 million from Emerging & Other, $15.3 million from Vimeo and $6.7 million from Dotdash.
•The Emerging & Other increase was due primarily to $23.0 million of expense from the inclusion of Care.com and an increase of $3.4 million in compensation expense at Mosaic due primarily to increased headcount.
•The Vimeo increase was due primarily to an increase of $11.5 million in compensation expense due primarily to the inclusion of Magisto (acquired May 28, 2019) and increased headcount.
•The Dotdash increase was due primarily to an increase of $7.3 million in compensation expense due primarily to increased headcount and an increase in expense for third-party contractors.

Depreciation

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	$ Change	% Change	2019	2020	$ Change	% Change	2019
	(Dollars in thousands)
Depreciation	$18,753	$3,744	25%	$15,009	$50,849	$11,807	30%	$39,042
As a percentage of revenue	2%			2%	2%			2%
For the three months ended September 30, 2020 compared to the three months ended September 30, 2019
Depreciation in 2020 increased from 2019 due primarily to the investments in capitalized software to support ANGI's products and services and leasehold improvements related to additional office space at ANGI.
For the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019
Depreciation in 2020 increased from 2019 due primarily to the factors described above in the three-month discussion, partially offset by certain fixed assets becoming fully depreciated.
Operating (loss) income

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	$ Change	% Change	2019	2020	$ Change	% Change	2019
	(Dollars in thousands)
ANGI Homeservices	$(3,019)	$(27,745)	NM	$24,726	$(1,671)	$(34,159)	NM	$32,488
Vimeo	(3,298)	7,857	70%	(11,155)	(25,623)	14,932	37%	(40,555)
Dotdash	11,773	8,078	219%	3,695	21,860	8,108	59%	13,752
Search	(52,979)	(81,737)	NM	28,758	(264,761)	(365,312)	NM	100,551
Emerging & Other	(35,123)	(43,643)	NM	8,520	(61,979)	(40,720)	(192)%	(21,259)
Corporate	(45,980)	(5,348)	(13)%	(40,632)	(215,809)	(96,791)	(81)%	(119,018)
Total	$(128,626)	$(142,538)	NM	$13,912	$(547,983)	$(513,942)	(1,510)%	$(34,041)

As a percentage of revenue	(16)%			2%	(25)%			(2)%
For the three months ended September 30, 2020 compared to the three months ended September 30, 2019
Operating income decreased $142.5 million to a loss of $128.6 million due primarily to a goodwill impairment of $53.2 million and $10.8 million in indefinite-lived intangible asset impairments at Search related to the Desktop business, a decrease in Adjusted EBITDA of $24.7 million, described below, and an increase of $26.8 million in amortization of intangibles, excluding the $10.8 million Desktop impairment noted above, the inclusion in 2019 of income of $16.1 million in acquisition-related contingent consideration fair value adjustments, and increases of $7.1 million in stock-based compensation expense and $3.7 million in depreciation. The overall increase in amortization of intangibles of $37.6 million was due principally to an increase in amortization related to recent acquisitions, the inclusion in 2020 of indefinite-lived intangible asset impairments of $10.8 million related to the Desktop business, and a reduction in the estimated useful lives of certain intangible assets. The goodwill and the indefinite-lived intangible asset impairments are described above in "Certain Risks and Concentrations—Services Agreement with Google (the "Services Agreement").” The income from acquisition-related contingent consideration fair value adjustments in 2019 is due to the decrease in the expected amount of contingent consideration to be paid in connection with a previous acquisition. The increase in stock-based compensation expense was due primarily to the issuance of new equity awards since the prior year period and the reversal in the third quarter of 2019 of $7.6 million of expense related to certain performance-based awards that did not vest, partially offset by the vesting of awards. The increase in depreciation was due primarily to investments in capitalized software to support ANGI's products and leasehold improvements related to additional office space at ANGI.
At September 30, 2020, there was $197.8 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 3.1 years.
For the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019

Operating loss increased $513.9 million to a loss of $548.0 million due primarily to a goodwill impairment of $265.2 million and $32.2 million in indefinite-lived intangible asset impairments at Search related to the Desktop business, a decrease in Adjusted EBITDA of $109.1 million, described below, and increases of $53.7 million in stock-based compensation expense, $35.9 million in amortization of intangibles, excluding the $32.2 million Desktop impairment noted above, $11.8 million in depreciation and a change of $6.1 million in acquisition-related contingent consideration fair value adjustments (income of $6.9 million in 2020 compared to income of $13.0 million in 2019). The overall increase in amortization of intangibles of $68.1 million was due principally to the inclusion in 2020 of indefinite-lived intangible asset impairments of $32.2 million related to the Desktop business, an increase in amortization related to recent acquisitions and a reduction in the estimated useful lives of certain intangible assets. The goodwill and the indefinite-lived intangible asset impairments are described above in "COVID-19 Update and Impairments". The increase in stock-based compensation expense was due primarily to a modification charge of $55.6 million related to the Separation and the issuance of new equity awards since the prior year period, partially offset by the vesting of awards. The increase in depreciation was due primarily to investments in capitalized software to support ANGI's products and services and leasehold improvements related to additional office space at ANGI.
See "Note 4—Goodwill and Intangible Assets" to the financial statements included in "Item 1. Consolidated and Combined Financial Statements" for a detailed description of the Desktop goodwill and indefinite-lived intangible asset impairments.
The aggregate carrying value of goodwill for which the most recent estimate of the excess of fair value over carrying value is less than 20% is approximately $655.0 million. The aggregate carrying value of indefinite-lived intangible assets for which the most recent estimate of the excess of fair value over carrying value is less than 20% is approximately $59.3 million.
Adjusted EBITDA

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	$ Change	% Change	2019	2020	$ Change	% Change	2019
	(Dollars in thousands)
ANGI Homeservices	$38,487	$(20,436)	(35)%	$58,923	$130,820	$(16,714)	(11)%	$147,534
Vimeo	3,421	11,418	NM	(7,997)	(12,706)	20,955	62%	(33,661)
Dotdash	16,181	9,155	130%	7,026	35,304	12,753	57%	22,551
Search	11,875	(17,302)	(59)%	29,177	34,449	(67,533)	(66)%	101,982
Emerging & Other	(8,061)	(2,787)	(53)%	(5,274)	(30,648)	(3,964)	(15)%	(26,684)
Corporate	(26,733)	(4,790)	(22)%	(21,943)	(115,315)	(54,580)	(90)%	(60,735)
Total	$35,170	$(24,742)	(41)%	$59,912	$41,904	$(109,083)	(72)%	$150,987

As a percentage of revenue	4%			8%	2%			7%
For a reconciliation of net earnings (loss) attributable to IAC shareholders to operating (loss) income to consolidated and combined Adjusted EBITDA, see "Principles of Financial Reporting." For a reconciliation of operating (loss) income to Adjusted EBITDA for the Company's reportable segments, see "Note 10—Segment Information" to the financial statements included in "Item 1—Consolidated and Combined Financial Statements."
For the three months ended September 30, 2020 compared to the three months ended September 30, 2019
•ANGI Adjusted EBITDA decreased 35% to $38.5 million, despite higher revenue due primarily to an increase in cost of revenue, increased investment in fixed price, an increase in compensation expense due, in part, to severance costs recorded in the European business in the third quarter of 2020 associated with headcount reductions in France and an increase of $3.6 million in bad debt expense due to higher Marketplace Revenue.
•Vimeo Adjusted EBITDA increased $11.4 million to $3.4 million from a loss of $8.0 million due primarily to higher revenue, partially offset by higher compensation expense due primarily to an increase in headcount and increases of $2.6 million in credit card processing fees and $1.9 million in marketing.

•Dotdash Adjusted EBITDA increased 130% to $16.2 million due primarily to higher revenue, partially offset by higher compensation expense.
•Search Adjusted EBITDA decreased 59% to $11.9 million due to a decrease in revenue, partially offset by a decrease in marketing of $14.9 million as we mitigate the negative impact on revenue from the browser policy changes and COVID-19, and lower traffic acquisition costs of $7.4 million.
•Emerging & Other Adjusted EBITDA loss increased $2.8 million to $8.1 million due primarily to $5.0 million in transaction-related items from the Care.com acquisition (including $2.6 million in transaction-related costs and $2.4 million in deferred revenue write-offs), losses at Nursefly and reduced profits from Mosaic, partially offset by lower losses at College Humor Media due to its sale during the first quarter of 2020.
•Corporate Adjusted EBITDA loss increased 22% to $26.7 million due primarily to an increase of in compensation expense driven primarily by increased employer taxes related to Match Group stock option exercises by IAC employees during the third quarter of 2020.
For the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019
•ANGI Adjusted EBITDA decreased 11% to $130.8 million, despite higher revenue due primarily to an increase in cost of revenue, an increase of $10.5 million in bad debt expense due to higher Marketplace Revenue, the impact from COVID-19 on expected credit losses and anticipated losses on Angie’s List service professionals under contract for advertising and increased European losses.
•Vimeo Adjusted EBITDA loss decreased 62% to $12.7 million due primarily to higher revenue, partially offset by higher compensation expense due to the factors described above in the three-month discussion and including expense from the inclusion of Magisto (acquired May 28, 2019).
•Dotdash Adjusted EBITDA increased 57% to $35.3 million due primarily to higher revenue, partially offset by higher compensation expense, an increase in expense for third-party contractors and an increase in bad debt expense due, in part, to the impact of COVID-19 on expected credit losses.
•Search Adjusted EBITDA decreased 66% to $34.4 million due to a decrease in revenue, partially offset by a decrease in marketing of $53.4 million as we mitigate the negative impact on revenue from the browser policy changes and COVID-19 at both Desktop and Ask Media Group and lower traffic acquisition costs of $20.3 million.
•Emerging & Other Adjusted EBITDA loss increased $4.0 million to $30.6 million due primarily to $25.3 million in transaction-related items from the Care.com acquisition (including $15.7 million in deferred revenue write-offs and $9.6 million in transaction-related costs), losses in the current year compared to profits in the prior year at IAC Films, losses at Nursefly and increased losses at Bluecrew, partially offset by lower losses at College Humor Media due to its sale during the first quarter of 2020 and increased profits from Mosaic.
•Corporate Adjusted EBITDA loss increased 90% to $115.3 million due primarily to $25.0 million related to the IAC Fellows Foundation endowment, higher professional fees, including an increase of $18.2 million in costs related to the Separation and an increase of in compensation expense due to the factor described above in the three-month discussion.
Interest expense

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	$ Change	% Change	2019	2020	$ Change	% Change	2019
	(Dollars in thousands)
Interest expense	$5,807	$2,909	100%	$2,898	$9,579	$177	2%	$9,402
For the three months ended September 30, 2020 compared to the three months ended September 30, 2019
Interest expense in 2020 increased from 2019 due primarily to the write-off of deferred financing costs as a result of the termination of the IAC Group Credit Facility and the issuance of the ANGI Group Senior Notes in August 2020, partially offset by a decrease in interest expense on the ANGI Group Term Loan due primarily to lower interest rates and the decrease in the average outstanding balance of the ANGI Group Term Loan compared to the prior year period.
For the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019
Interest expense in 2020 increased from 2019 due primarily to the factors described above in the three-month discussion.
Other income (expense), net

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	$ Change	% Change	2019	2020	$ Change	% Change	2019
	(Dollars in thousands)
Other income (expense), net	$290,786	$302,501	NM	$(11,715)	$211,769	$194,919	1,157%	$16,850
For the three months ended September 30, 2020 and 2019
Other income, net in 2020 includes: an unrealized gain of $289.1 million related to our investment in MGM Resorts International ("MGM").
Other expense, net in 2019 includes: an unrealized reduction of $8.7 million in the estimated fair value of a warrant; a $4.6 million loss related to our investment in Pinterest, which was carried at fair value following its initial public offering in April 2019; and $3.7 million of interest income.
For the nine months ended September 30, 2020 and 2019
Other income, net in 2020 includes: an unrealized gain of $264.4 million related to our investment in MGM; $6.6 million of interest income; $51.5 million in impairments related to investments in equity securities without readily determinable fair values and $7.5 million in impairments of a note receivable and a warrant related to certain investees due to the impact of COVID-19.
Other income, net in 2019 includes: a $25.3 million gain related to our investment in Pinterest; $11.9 million of interest income; an unrealized reduction of $8.7 million in the estimated fair value of a warrant; a realized loss of $8.2 million related to the sale of Vimeo's hardware business; and a $2.0 million mark-to-market charge for an indemnification claim related to the Handy acquisition that was settled in ANGI shares during the first quarter of 2020.
Income tax benefit

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	$ Change	% Change	2019	2020	$ Change	% Change	2019
	(Dollars in thousands)
Income tax benefit	$29,508	$10,429	55%	$19,079	$107,019	$53,700	101%	$53,319
Effective income tax rate	NM			NM	31%			NM
For further details of income tax matters, see "Note 2—Income Taxes" to the financial statements included in "Item 1. Consolidated and Combined Financial Statements."
For the three months ended September 30, 2020 and 2019
In 2020, the Company recorded an income tax benefit of $29.5 million, despite pre-tax income. The income tax benefit was due primarily to excess tax benefits generated by the exercise and vesting of stock-based awards, partially offset by the non-deductible portion of the Desktop goodwill impairment.
In 2019, the income tax benefit was due primarily to excess tax benefits generated by the exercise and vesting of stock-based awards.
For the nine months ended September 30, 2020 and 2019

In 2020, the income tax benefit was due primarily to excess tax benefits generated by the exercise and vesting of stock-based awards, partially offset by the non-deductible portion of the Desktop goodwill impairment.
In 2019, the Company recorded an income tax benefit of $53.3 million due primarily to excess tax benefits generated by the exercise and vesting of stock-based awards.
Net earnings attributable to noncontrolling interests

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	$ Change	% Change	2019	2020	$ Change	% Change	2019
	(Dollars in thousands)
Net earnings attributable to noncontrolling interests	$944	$(968)	(51)%	$1,912	$625	$(10,093)	(94)%	$10,718
For the three months ended September 30, 2020 and 2019
Net earnings attributable to noncontrolling interests for 2020 and 2019 primarily represents the publicly-held interest in ANGI's earnings. Net earnings attributable to noncontrolling interests for 2019 includes a third-party interest in a subsidiary that held the gain on our investment in Pinterest.
For the nine months ended September 30, 2020 and 2019
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
The following table reconciles net earnings (loss) attributable to IAC shareholders to operating (loss) income to consolidated and combined Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Net earnings (loss) attributable to IAC shareholders	$184,917	$16,466	$(239,399)	$16,008
Add back:
Net earnings attributable to noncontrolling interests	944	1,912	625	10,718
Income tax benefit	(29,508)	(19,079)	(107,019)	(53,319)
Other (income) expense, net	(290,786)	11,715	(211,769)	(16,850)
Interest expense	5,807	2,898	9,579	9,402
Operating (loss) income	(128,626)	13,912	(547,983)	(34,041)
Stock-based compensation expense	31,719	24,585	148,597	94,867
Depreciation	18,753	15,009	50,849	39,042
Amortization of intangibles	60,151	22,545	132,213	64,112
Acquisition-related contingent consideration fair value adjustments	—	(16,139)	(6,918)	(12,993)
Goodwill impairment	53,173	—	265,146	—
Adjusted EBITDA	$35,170	$59,912	$41,904	$150,987
For a reconciliation of operating (loss) income to Adjusted EBITDA for the Company's reportable segments, see "Note 10—Segment Information" to the financial statements included in "Item 1—Consolidated and Combined Financial Statements."
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

The Company is currently settling all stock-based awards on a net basis and remits the required tax-withholding amounts from its current funds.
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

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Position

	September 30, 2020	December 31, 2019
	(In thousands)
ANGI cash and cash equivalents and marketable debt securities:
United States	$837,611	$377,648
All other countries	17,433	12,917
Total cash and cash equivalents	855,044	390,565
Marketable debt securities (United States)	49,992	—
Total ANGI cash and cash equivalents and marketable debt securities	905,036	390,565

IAC (excluding ANGI) cash and cash equivalents and marketable debt securities:
United States	2,538,201	392,521
All other countries	78,468	56,710
Total cash and cash equivalents	2,616,669	449,231
Marketable debt securities (United States)	299,961	—
Total IAC (excluding ANGI) cash and cash equivalents and marketable debt securities	2,916,630	449,231

Total cash and cash equivalents and marketable debt securities	$3,821,666	$839,796

Long-term debt:
ANGI Group Senior Notes	$500,000	$—
ANGI Group Term Loan	237,188	247,500
Total long-term debt	737,188	247,500
Less: current portion of ANGI Group Term Loan	13,750	13,750
Less: unamortized debt issuance costs	8,030	1,804
Total long-term debt, net	$715,408	$231,946
For a detailed description of long-term debt, see "Note 6—Long-term Debt" to the financial statements included in "Item 1. Consolidated and Combined Financial Statements."
Cash Flow Information
In summary, IAC's cash flows are as follows:

	Nine Months Ended September 30,
	2020	2019
	(In thousands)
Net cash provided by (used in)
Operating activities	$168,047	$191,352
Investing activities	$(1,828,298)	$(529,223)
Financing activities	$4,304,883	$139,237
Net cash provided by operating activities consists of earnings adjusted for non-cash items, the effect of changes in working capital and acquisition-related contingent consideration payments (to the extent greater than the liability initially recognized at the time of acquisition). Non-cash adjustments include goodwill impairments, stock-based compensation expense, net gains on equity securities, amortization of intangibles, deferred income taxes, provision for credit losses, and depreciation.
2020
Adjustments to earnings consist primarily of a $265.1 million goodwill impairment, $148.6 million of stock-based compensation expense, $132.2 million of amortization of intangibles, including impairments of $32.2 million, $62.6 million of provision for credit losses, and $50.8 million of depreciation, partially offset by $215.9 million of gains on equity securities, net of $51.5 million of impairments of certain equity securities without readily determinable fair values, and $82.9 million of deferred income taxes. The increase from changes in working capital primarily consists of an increase in deferred revenue of $78.0 million and an increase in accounts payable and other liabilities of $50.0 million, partially offset by an increase in accounts receivable of $91.5 million and an increase in other assets of $5.7 million. The increase in deferred revenue is due primarily to growth in subscription sales at Vimeo and Care.com. The increase in accounts payable and other liabilities is due primarily to accrued advertising and related payables at ANGI, and accrued compensation costs due, in part, to the deferral of payroll tax payments under the Coronavirus Aid, Relief, and Economic Security Act. The increase in accounts receivable is due primarily to revenue growth at ANGI, Vimeo, and Care.com, and timing of cash receipts at Mosaic Group. The increase in other assets is due, in part, to capitalized production costs of various production deals at IAC Films, partially offset by a decrease in capitalized downloadable search toolbar costs at Search.
Net cash used in investing activities includes cash used for investments and acquisitions of $1.5 billion, principally related to the investment in MGM of $1.0 billion for the purchase of 59.0 million shares and acquisitions principally related to the Care.com acquisition, purchases (net of maturities) of marketable debt securities of $299.9 million, and capital expenditures of $41.7 million, primarily related to investments in capitalized software at ANGI to support their products and services, and leasehold improvements, partially offset by a decrease in notes receivable—related party of $54.8 million and proceeds from the sale of businesses and investments of $17.9 million, principally related to the sales of Dictionary and Electus in 2018.
Net cash provided by financing activities includes transfers of $1.7 billion from Old IAC to the Company pursuant to the terms of the Separation and cash merger consideration of $837.9 million paid by Old IAC in connection with the Separation, $1.4 billion of proceeds related to the sale of Old IAC Class M common stock, and $500.0 million of proceeds from the issuance of the ANGI Group Senior Notes, partially offset by $54.4 million for the repurchase of 7.7 million shares of ANGI Class A common stock, on a settlement date basis, at an average price of $7.02 per share, $50.0 million for withholding taxes paid on behalf of ANGI employees for stock-based awards that were net settled, $24.0 million for withholding taxes paid on behalf of IAC employees for stock-based awards that were net settled, $10.3 million in principal payments on the ANGI Term Loan, $5.6 million for debt issuance costs, and $4.3 million for the purchase of redeemable noncontrolling interests.
2019
Adjustments to earnings consist primarily of $94.9 million of stock-based compensation expense, $64.1 million of amortization of intangibles, $50.5 million of provision of credit losses, and $39.0 million of depreciation, partially offset by $56.7 million of deferred income taxes, and $26.1 million of gains on equity securities. The deferred income tax benefit primarily relates to the net operating loss created by the exercise and vesting of stock-based awards. The decrease from changes in working capital primarily consists of an increase in accounts receivable of $64.9 million, partially offset by an increase in deferred revenue of $30.5 million and a decrease in other assets of $11.4 million. The increase in accounts receivable is due primarily to revenue growth at ANGI and timing of cash receipts at Mosaic Group, including cash received in the fourth quarter of 2018 rather than in the first quarter of 2019. The increase in deferred revenue is due primarily to growth in subscription sales at Vimeo and Mosaic Group. The decrease in other assets is primarily due to a receipt of tenant improvement allowances at ANGI.
Net cash used by investing activities includes cash used for investments and acquisitions of $446.7 million, principally related to the investment in Turo and acquisitions of Magisto and Fixd Repair, and capital expenditures of $73.6 million, primarily related to investments in capitalized software at ANGI to support their products and services, leasehold improvements at ANGI, and the payment of a deposit for an ownership interest in an aircraft at Corporate, and an increase in notes receivable—related party of $55.8 million, partially offset by proceeds from maturities of marketable debt securities of $25.0 million, and net proceeds from the sale of businesses and investments of $24.5 million, principally related to the sale of Felix on December 31, 2018.
Net cash used by financing activities includes cash transfers of $225.5 million from Old IAC pursuant to Old IAC's centrally managed U.S. treasury function, in which the Company participated for periods prior to the Separation, partially offset by $34.0 million for the repurchase of 4.1 million shares of ANGI Class A common stock, on a settlement date basis, at an average price of $8.23 per share; $30.0 million for withholding taxes paid on behalf of ANGI employees for stock-based awards that were net settled, and $10.3 million in principal payments on ANGI debt.
Liquidity and Capital Resources
Prior to the Separation, the Company's principal sources of liquidity were our cash and cash equivalents, including the funding we received from Old IAC pursuant to its centrally managed U.S. treasury function, in which the Company participated.

The Company generated $168.0 million of operating cash flows for the nine months ended September 30, 2020, of which $173.2 million was generated by ANGI. ANGI is a separate and distinct legal entity with its own public shareholders and board of directors and has no obligation to provide the Company with funds. As a result, the Company cannot freely access the cash of ANGI and its subsidiaries. In addition, the ANGI Group credit agreement contains covenants that would limit ANGI Group's ability to pay dividends or make distributions in the event a default has occurred or if ANGI Group's consolidated net leverage ratio (as defined in the ANGI Group credit agreement) exceeds 4.25 to 1.0. There were no such limitations at September 30, 2020.
On August 20, 2020, ANGI Group issued $500 million of its ANGI Group Senior Notes due August 15, 2028, with interest payable February 15 and August 15 of each year, commencing February 15, 2021. The proceeds from the offering will be used for general corporate purposes, including potential future acquisitions and return of capital.
On August 12, 2020, ANGI Group entered into a joinder agreement with ANGI, the other subsidiaries of ANGI that are party to the credit agreement, and each of the other loan parties to the credit agreement, pursuant to which ANGI Group became the successor borrower under the credit agreement and ANGI Homeservices Inc.'s obligations thereunder were terminated. The credit agreement governs the ANGI Group Term Loan and ANGI Group Revolving Facility. In addition, on August 12, 2020, the definition of "Permitted Unsecured Ratio Debt" in the credit agreement was amended to remove the requirement that guarantees of certain indebtedness of the borrower be subordinated to the guarantees under the credit agreement.
The $250 million ANGI Group Revolving Facility expires on November 5, 2023. At September 30, 2020 and December 31, 2019, there were no outstanding borrowings under the ANGI Group Revolving Facility. The annual commitment fee on undrawn funds is currently 25 basis points and is based on ANGI Group's consolidated net leverage ratio most recently reported. Borrowings under the ANGI Group Revolving Facility bear interest, at ANGI Group's option, at either a base rate or LIBOR, in each case plus an applicable margin, which is determined based on ANGI Group's consolidated net leverage ratio.
The $250 million IAC Group Credit Facility, which was scheduled to expire on November 5, 2023, was terminated effective October 2, 2020. At September 30, 2020 and December 31, 2019, there were no outstanding borrowings under this credit facility.
On June 30, 2020, the Board of Directors of the Company authorized repurchases up to 8.0 million shares of common stock, which is equal to the number of shares available under the repurchase authorization at Old IAC immediately prior to the Separation.
During the nine months ended September 30, 2020, ANGI repurchased 7.6 million shares of its Class A common stock, on a trade date basis, at an average price of $7.00 per share, or $53.4 million in aggregate. At September 30, 2020, ANGI has 20.1 million shares remaining in its share repurchase authorization.
IAC and ANGI may purchase their shares over an indefinite period of time on the open market and in privately negotiated transactions, depending on those factors management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.
The Company has granted stock settled stock appreciation rights to employees and management of certain of its non-publicly traded subsidiaries that are denominated in the equity of those subsidiaries. These equity awards are settled on a net basis, with the award holder entitled to receive IAC shares equal to the intrinsic value of the award upon settlement less an amount equal to the required cash tax withholding payment, which will be paid by the Company. The aggregate intrinsic value of these awards outstanding at October 30, 2020 is $43.3 million; assuming these awards were net settled on that date, the withholding taxes that would be payable are $21.6 million, assuming a 50% withholding rate, and the Company would have issued 0.2 million common shares. The number of IAC shares ultimately needed to settle these awards and the cash withholding tax obligation may vary significantly as a result of the determination of the fair value of the relevant subsidiary. In addition, the number of IAC shares required to settle these awards will be impacted by movement in the Company's stock price.
ANGI currently settles all equity awards on a net basis. Certain previously issued stock appreciation rights are settleable in either shares of ANGI Class A common stock or shares of IAC common stock at IAC's option, these awards are currently being settled in shares of ANGI. The aggregate intrinsic value of these awards outstanding at October 30, 2020 is $77.2 million, assuming these awards were net settled on that date, the withholding taxes that would be payable are $38.6 million, assuming a 50% withholding rate, and ANGI would have issued 3.6 million shares of its Class A common stock. The aggregate intrinsic value of all other ANGI equity awards, including stock options, RSUs and subsidiary denominated equity at October 30, 2020 is $135.4 million; assuming these awards were net settled on that date, the withholding taxes that would be payable are $67.7 million, assuming a 50% withholding rate, and ANGI would have issued 6.4 million shares of its Class A common stock.
In connection with the Separation, Old IAC denominated stock options were converted into stock options to purchase IAC common stock and stock options to purchase New Match common stock in a manner that preserved the spread value of the stock options immediately before and immediately after the adjustment, with the allocation between the two stock options based on the value of a share of IAC common stock relative to the value of a share of New Match common stock multiplied by the transaction exchange ratio of 2.1584. Assuming all IAC stock options outstanding on October 30, 2020 were net settled on that date, withholding taxes, which would be paid by the Company on behalf of the employees upon exercise, would have been $222.6 million in aggregate assuming a 50% withholding rate.
In connection with the Separation, Old IAC's RSUs were converted into IAC RSUs in a manner that preserved their fair value. RSUs are awards in the form of phantom shares or units denominated in a hypothetical equivalent number of shares of IAC common stock. These equity awards are settled on a net basis, with the award holder entitled to receive IAC shares equal to the fair value of the award upon settlement less an amount equal to the required cash tax withholding payment, which will be paid by the Company. The number of IAC common shares that would be required to net settle RSUs outstanding at October 30, 2020 is 0.6 million shares. In addition, withholding taxes, which will be paid by the Company on behalf of the employees upon vest, would have been $70.4 million at October 30, 2020, assuming a 50% withholding rate.
As of September 30, 2020, the Company's economic interest and voting interest in ANGI is 84.5% and 98.2%, respectively. The Company intends to take steps if necessary to maintain an economic interest in ANGI of at least 80%.
The Company's international cash can be repatriated without significant tax consequences.
The Company anticipates that it will need to make capital and other expenditures in connection with the development and expansion of its operations. The Company's 2020 capital expenditures are expected to be lower than 2019 capital expenditures of $97.9 million by approximately 30% to 35%, due to timing of payments related to the purchase of a 50% interest in an aircraft at Corporate and lower leasehold improvements at ANGI. The remaining payment of $13.3 million related to the purchase of the 50% interest in an aircraft is expected to be made in the third quarter of 2021.
The Company believes its existing cash, cash equivalents, marketable debt securities, and expected positive cash flows generated from operations, will be sufficient to fund its normal operating requirements, including capital expenditures, debt service, the payment of withholding taxes paid on behalf of employees for net-settled stock-based awards, and investing and other commitments for the foreseeable future. The Company's liquidity could be negatively affected by a decrease in demand for our products and services due to COVID-19 or other factors. As described in the "COVID-19 Update" section above, to date, the COVID-19 outbreak and measures designed to curb its spread have had an impact on certain of the Company's businesses. The longer the global outbreak and measures designed to curb the spread of the COVID-19 outbreak have adverse impacts on economic conditions generally, the greater the adverse impact is likely to be on the Company's business, financial condition and results of operations. The Company's capital structure could limit its ability to: (i) obtain additional financing to fund working capital needs, acquisitions, capital expenditures, debt service or other requirements; and (ii) use operating cash flow to make acquisitions or capital expenditures, or invest in other areas, such as developing business opportunities. The Company's ability to obtain additional financing could also be impacted by any disruptions in the financial markets caused by COVID-19 or otherwise. The Company may need to raise additional capital through future debt or equity financing to make additional acquisitions and investments. Additional financing may not be available on terms favorable to the Company or at all.

CONTRACTUAL OBLIGATIONS

	Payments Due by Period
Contractual Obligations(a)	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years	Total
	(In thousands)
Long-term debt(b)	$37,407	$109,735	$201,125	$558,125	$906,392
Operating leases(c)	38,992	73,139	61,215	227,925	401,271
Purchase obligations(d)	62,941	23,819	—	—	86,760
Total contractual obligations	$139,340	$206,693	$262,340	$786,050	$1,394,423
__________________________________________________________________________
(a)The Company has excluded $18.0 million in unrecognized tax benefits and related interest from the table above as we are unable to make a reasonably reliable estimate of the period in which these liabilities might be paid. For additional information on income taxes, see "Note 2—Income Taxes" to the financial statements included in "Item 1. Consolidated and Combined Financial Statements."
(b)Long-term debt at September 30, 2020 consists of $500.0 million of ANGI Senior Notes, which bear interest at a fixed rate of 3.875% and $237.2 million of the ANGI Term Loan, which bears interest at a variable rate. The ANGI Term loan bore interest at LIBOR plus 1.50%, or 1.66% at September 30, 2020. The amount of interest ultimately paid on the variable rate debt may differ based on changes in interest rates. For additional information on long-term debt, see "Note 6—Long-term Debt" to the financial statements included in "Item 1. Consolidated and Combined Financial Statements."
(c)The Company leases land, office space, data center facilities and equipment used in connection with operations under various operating leases, the majority of which contain escalation clauses. Operating lease obligations include legally binding minimum lease payments for leases signed but not yet commenced. The Company is also committed to pay a portion of the related operating expenses under certain lease agreements. These operating expenses are not included in the table above.
(d)The purchase obligations primarily consist of payments for cloud computing arrangements, a background check service provider arrangement, and a remaining payment of $13.3 million related to a 50% interest in a corporate aircraft.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
At September 30, 2020, there have been no material changes to the Company's instruments or positions that are sensitive to market risk since the disclosure for the year ended December 31, 2019 included in the Company's Current Report on Form 8-K filed with the Securities Exchange Commission on October 5, 2020, other than the issuance of the ANGI Group Senior Notes on August 20, 2020, which increased the Company's exposure to interest rate risk.
If market interest rates decline, the Company runs the risk that the related required payments of the ANGI Group Senior Notes will exceed those based on market rates. A 100-basis point increase or decrease in the level of interest rates would, respectively, decrease or increase the fair value of the fixed-rate debt by $33.4 million. Such potential increase or decrease in fair value is based on certain simplifying assumptions, including an immediate increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period. The outstanding balance of $237.2 million on the ANGI Group Term Loan bears interest at LIBOR plus 1.50%. As of September 30, 2020, the rate in effect was 1.66%. If LIBOR were to increase or decrease by 100 basis points, then the annual interest expense on the ANGI Group Term Loan would increase or decrease by $2.4 million. The decline in interest rates in 2020 relative to 2019 has reduced the Company's interest expense by approximately $1.3 million and $3.1 million for three and nine months ended September 30, 2020.

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
There were no changes to our internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Document discovery in the case is substantially complete; deposition discovery, which had been on hiatus in light of the COVID-19 pandemic, is in progress. On July 12, 2020, the four individuals who earlier had discontinued their claims in the lawsuit commenced separate arbitration proceedings against IAC and Match Group before the American Arbitration Association in California, asserting the same claims and seeking the same relief as the six remaining plaintiffs in the lawsuit. On September 14, 2020, the defendants filed a motion to stay the trial in the New York action in favor of the California arbitration proceedings; the plaintiffs opposed the motion, which remains pending. IAC believes that the allegations in this lawsuit and the arbitrations are without merit and will continue to defend vigorously against them.
Pursuant to the Transaction Agreement (as defined in Item 2-Management's Discussion and Analysis of Financial Condition and Results of Operations-General-Separation), Match Group has agreed to indemnify the Company for matters relating to any business of Match Group, including indemnifying the Company for costs related to the matter described above.
Shareholder Litigation Arising Out of the Separation of Match Group from IAC
On June 24, 2020, a shareholder class action and derivative lawsuit was filed in Delaware state court against then IAC/InterActiveCorp (now Match Group, Inc.), then IAC Holdings, Inc. (now IAC/InterActiveCorp), IAC’s Chairman and Senior Executive Barry Diller, former Match Group (as a nominal defendant only), and the ten members of former Match Group’s Board of Directors at the time of the Separation (as defined in Item 2-Management's Discussion and Analysis of Financial Condition and Results of Operations-General-Separation), challenging, on behalf of a putative class of then Match Group public shareholders, the agreed-upon terms of the Separation. See David Newman v. IAC/InterActiveCorp et al., No. 2020-0505 (Delaware Chancery Court). The gravamen of the complaint is that the terms of the Separation are unfair to former Match Group and unduly beneficial to IAC as a result of undue influence by IAC and Mr. Diller over the then Match Group directors who unanimously approved the transaction. The complaint asserts direct and derivative claims: (i) for breach of fiduciary duty against IAC and Mr. Diller as former Match Group’s controlling shareholders, (ii) for breach of fiduciary duty against the Match Group directors who unanimously approved the Separation, (iii) for breach of contract (i.e., a provision of former Match Group’s charter), (iv) for breach of the implied covenant of good faith and fair dealing, and (v) for tortious interference with contract against IAC. The complaint seeks various declarations and damages in an unspecified amount. On September 24, 2020, the defendants filed motions to dismiss the complaint. IAC believes that the allegations in this lawsuit are without merit and will defend vigorously against them.
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
Certain of these and other risks and uncertainties are discussed in our filings with the SEC, including under the caption "Risks Relating to New IAC's Business Following the Separation" in the Registration Statement on Form S-4 (Registration No. 333-236420), as amended, and Part II-Item 1A-Risk Factors of our Quarterly Report on 10-Q for the fiscal quarter ended June 30, 2020. Other unknown or unpredictable factors that could also adversely affect IAC's business, financial condition and operating results may arise from time to time. In light of these risks and uncertainties, the forward-looking statements discussed in this quarterly report may not prove to be accurate. Accordingly, you should not place undue reliance on these forward-looking statements, which only reflect the views of IAC management as of the date of this quarterly report. IAC does not undertake to update these forward-looking statements.
Risk Factors
        In addition to the risk factor relating to the impact of the COVID-19 outbreak on our businesses and other information set forth in this quarterly report on Form 10-Q, you should carefully consider the risk factors discussed under the caption "Risks Relating to New IAC's Business Following the Separation" in the Registration Statement on Form S-4 (Registration No. 333-236420), as amended, and Part II-Item 1A-Risk Factors of our Quarterly Report on 10-Q for the fiscal quarter ended June 30, 2020, which could materially and adversely affect IAC's business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect IAC's business, financial condition and/or operating results.
The global outbreak of COVID-19 and other similar outbreaks could adversely affect IAC's business, financial condition and results of operations.
        IAC's business could be materially and adversely affected by the outbreak of a widespread health epidemic or pandemic, including the outbreak of the coronavirus (COVID-19), which has been declared a "pandemic" by the World Health Organization. To date, the outbreak of COVID-19 has caused a widespread global health crisis, and governments in affected regions have implemented measures designed to curb the spread of the virus, such as social distancing, government-imposed quarantines and lockdowns, travel bans and other public health safety measures. These measures have resulted in significant social disruption and have had (and are likely to continue to have) an adverse effect on economic conditions generally, on advertising expenditures across traditional and digital advertising channels, and on consumer confidence and spending, all of which could have an adverse effect on IAC's businesses, financial condition and results of operations.
To date, the impact on IAC's businesses has varied from business to business and from quarter to quarter. For example, in March 2020, IAC's ANGI Homeservices business experienced a decline in demand for service requests, driven primarily by decreases in demand in certain categories of jobs (particularly discretionary indoor projects). In the second quarter of 2020, ANGI Homeservices experienced a rebound in service requests, exceeding pre-COVID-19 growth levels, driven by increased demand from homeowners who spent more time at home due to measures taken to reduce the spread of COVID-19. ANGI Homeservices continued to experience strong demand for home services in the third quarter of 2020. However, many ANGI Homeservices service professionals' businesses have been adversely impacted by labor and material constraints and many service professionals have limited capacity to take on new business, which has negatively impacted the ability of ANGI Homeservices to monetize this increased level of service requests. While IAC's Vimeo business has seen strong revenue growth as the demand for communication via video has increased due to the pandemic, the Search segment has experienced a decline in revenue due, in part, to decreased advertising rates due to the impact of COVID-19, which decrease in rates was more significant earlier in the year, and in the third quarter of 2020, IAC recorded impairments of $53.2 million and $10.8 million related to the goodwill and intangible assets, respectively, of its Desktop reporting unit, with the effects of COVID-19 on monetization being a contributing factor. See Item 2-Management's Discussion and Analysis of Financial Condition and Results of Operations-General-COVID 19 Updates and Impairments. Also, the United States, which represents 81% and 80% of the Company's revenue for the three and nine months ended September 30, 2020, respectively, has experienced a significant resurgence of COVID-19 with record levels of infection being reported in the weeks following the end of the third quarter of 2020. Lastly, Europe, which is the second largest market for IAC products and services, has also seen a dramatic resurgence of COVID-19. These resurgences and the measures designed to curb their spread could materially and adversely affect our business, financial condition and results of operations.
In addition, in response to the outbreak of COVID-19 and government-imposed measures to control its spread, the ability of IAC to conduct ordinary course business activities has been (and may continue to be) impaired for an indefinite period of time. For example, IAC has taken several precautions that could adversely impact employee productivity, such as requiring employees to work remotely, imposing travel restrictions and temporarily closing office locations. IAC may also experience increased operating costs as it gradually resumes normal operations and enhances preventative measures, including with respect to real estate, compliance and insurance-related expenses. Moreover, IAC may also experience business disruption if the ordinary course operations of its contractors, vendors or business partners are adversely affected. Any of these measures or impairments could adversely affect IAC's business, financial condition and results of operations.
        The extent to which developments related to COVID-19 and measures designed to curb its spread continue to impact IAC's business, financial condition and results of operations will depend on future developments, all of which are highly uncertain and many of which are beyond IAC's control, including the speed of contagion, the development and implementation of effective preventative measures and possible treatments, the scope of governmental and other restrictions on travel, discretionary services and other activity, and public reactions to these developments. For example, these developments and measures have resulted in rapid and adverse changes to the operating environment in which IAC does business, as well as significant uncertainty concerning the near and long term economic ramifications of the COVID-19 outbreak, which have adversely impacted our ability to forecast our results and respond in a timely and effective manner to trends related to COVID-19. The longer the global outbreak and measures designed to curb the spread of COVID-19 continue to adversely affect levels of consumer confidence, discretionary spending and the willingness of consumers to interact with other consumers, vendors and service providers face-to-face (and in turn, adversely affect demand for IAC's various products and services), the greater the adverse impact is likely to be on IAC's business, financial condition and results of operations and the more limited IAC's ability will be to try and make up for delayed or lost revenues.
        The COVID-19 outbreak may also have the effect of heightening many of the other risks described under the caption "Risks Relating to New IAC's Business Following the Separation" in the Registration Statement on Form S-4 (Registration No. 333-236420), as amended, and Part II-Item 1A-Risk Factors of our Quarterly Report on 10-Q for the fiscal quarter ended June 30, 2020. IAC will continue to evaluate the nature and extent of the impact of the COVID-19 outbreak on its business, financial condition and results of operations.
Furthermore, because COVID-19 did not begin to impact our results until late in the first quarter of 2020, any current or future impacts may not be directly comparable to any historical periods and are not necessarily indicative of any future impacts that COVID-19may have on our results for the remainder of 2020 or any subsequent periods. The impact of COVID-19 on our revenues and expenses may also fluctuate differently over the duration of the pandemic.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
The Company did not issue or sell any shares of its common stock or any other equity securities pursuant to unregistered transactions during the quarter ended September 30, 2020.
Issuer Purchases of Equity Securities
The Company did not purchase any shares of its common stock during the quarter ended September 30, 2020. As of that date, 8,036,226 shares of IAC common stock remained available for repurchase under the Company's previously announced June 2020 repurchase authorization. The Company may repurchase shares pursuant to this repurchase authorization over an indefinite period of time in the open market and in privately negotiated transactions, depending on those factors IAC management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.

Item 6.    Exhibits
The documents set forth below, numbered in accordance with Item 601 of Regulation S-K, are filed herewith, incorporated by reference to the location indicated or furnished herewith.

Exhibit Number	Description	Location
3.1	Restated Certificate of Incorporation of the Registrant, dated as of June 30, 2020.	Exhibit 3.1(c) to the Registrant's Form 8-K, filed on July 2, 2020.
3.2	Certificate of Designations of Series A Cumulative Preferred Stock of the Registrant, dated as of June 30, 2020	Exhibit 3.2 to the Registrant's Form 8-K, filed on July 2, 2020.
3.3	Amended and Restated By-Laws of the Registrant, dated as of June 30, 2020.	Exhibit 3.3 to the Registrant's Form 8-K, filed on July 2, 2020.
4.1	Indenture, dated as of August 20, 2020, among ANGI Group, LLC, the guarantors party thereto and Computershare Trust Company, N.A., as trustee.	Exhibit 4.1 to Form 8-K filed by ANGI Homeservices Inc. on August 20, 2020.
31.1	Certification of the Chairman and Senior Executive pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act. (1)
31.2	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act. (1)
31.3	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act. (1)
32.1	Certification of the Chairman and Senior Executive pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act. (2)
32.2	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act. (2)
32.3	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act. (2)
101.INS	Inline XBRL Instance (1)	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema (1)
101.CAL	Inline XBRL Taxonomy Extension Calculation (1)
101.DEF	Inline XBRL Taxonomy Extension Definition (1)
101.LAB	Inline XBRL Taxonomy Extension Labels (1)
101.PRE	Inline XBRL Taxonomy Extension Presentation (1)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_______________________________________________________________________________

(1)Filed herewith.
(2)Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	November 6, 2020
IAC/INTERACTIVECORP

		By:	/s/ GLENN H. SCHIFFMAN
Glenn H. Schiffman
Executive Vice President and Chief Financial Officer

Signature	Title	Date

/s/ GLENN H. SCHIFFMAN	Executive Vice President and Chief Financial Officer	November 6, 2020
Glenn H. Schiffman