Form 10-K
period 2020-12-31
IAC/InterActiveCorp
filed 2021-02-17
CIK 1800227

As filed with the Securities and Exchange Commission on February 17 , 2021

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2020
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒   No ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒  No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by a check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal controls over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issues its audit report.☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of January 29, 2021, the following shares of the Registrant's Common Stock were outstanding:

Common Stock	82,977,602
Class B Common Stock	5,789,499
Total	88,767,101
As of June 30, 2020, the Registrant's common stock was not publicly traded.
Documents Incorporated By Reference:
Portions of the Registrant's proxy statement for its 2021 Annual Meeting of Stockholders are incorporated by reference into Part III herein.

PART I
Item 1.    Business
OVERVIEW
Who We Are
IAC operates Vimeo, Dotdash and Care.com, among many other businesses, and also has majority ownership of ANGI Homeservices, which operates HomeAdvisor, Angie’s List and Handy.
As used herein, “IAC,” the “Company,” “we,” “our,” “us” and other similar terms refer to IAC/InterActiveCorp and its subsidiaries (unless the context requires otherwise).
Our History
IAC began as a hybrid media/electronic retailing company over twenty-five years ago. Since then, IAC (directly and through predecessor entities) has transformed itself into a leading Internet company through the development, building, acquisition and distribution to its stockholders of a number of businesses over two decades, and IAC continues to build companies and invest opportunistically.
From and after the late 1990s, we acquired a number of e-commerce companies, including Ticketmaster Group, Hotel Reservations Network (later renamed Hotels.com), Expedia.com, Match.com, LendingTree, TripAdvisor, HomeAdvisor and AskJeeves, as well as Interval International.
In 2005, we completed the separation of our travel and travel-related businesses and investments into an independent public company called Expedia, Inc. (now known as Expedia Group, Inc.). In 2008, we separated into five independent, publicly traded companies: IAC, HSN, Inc. (now part of Qurate Retail, Inc.), Interval Leisure Group, Inc. (now part of Marriott Vacations Worldwide Corporation), Ticketmaster (now part of Live Nation, Inc.) and Tree.com, Inc. (now LendingTree, Inc.). Following this transaction, we continued to invest in and acquire e-commerce companies, including About.com (now known as Dotdash) and a number of online dating companies in the United States and various jurisdictions abroad.
In 2017, we completed the combination of the businesses in our former HomeAdvisor financial reporting segment with those of Angie’s List, Inc. under a new publicly traded holding company that we control, ANGI Homeservices Inc. (“ANGI Homeservices”). And in 2018, through ANGI Homeservices, we acquired Handy Technologies, Inc., a leading platform in the United States for connecting consumers looking for household services (primarily cleaning and handyman services) with top-quality, pre-screened independent service professionals.
In February 2020, we acquired Care.com, the leading online destination for families to easily connect with caregivers for their children, aging parents, pets and homes and for a wide variety of caregivers to easily connect with families. In June 2020, we completed the separation of our online dating businesses into an independent public company called Match Group, Inc. In August 2020, we announced that we had acquired an approximate 12% interest in MGM Resorts International, a leader in gaming, hospitality and leisure (“MGM”), for an aggregate of approximately $1 billion, introducing a new opportunity for us in the online gaming space.
In December 2020, we announced that the IAC board of directors had approved a plan to spin-off our full stake in our Vimeo business to IAC stockholders. Our Vimeo business will be separated from the remaining businesses of IAC through a series of transactions (which we refer to as the “Spin-off”) which, if completed in their entirety, will result in the transfer of our Vimeo business to Vimeo Holdings, Inc. (a newly formed subsidiary of IAC), which will be an independent, separately traded public company following the Spin-off (“New Vimeo”). The proposed transaction, which is subject to a number of conditions (including final approval by the IAC board of directors, certain IAC stockholder approvals and other customary conditions and approvals), is expected to close in the second quarter of 2021.

EQUITY OWNERSHIP AND VOTE
IAC has outstanding shares of common stock, with one vote per share, and shares of Class B common stock, with ten votes per share and which are convertible into common stock on a share for share basis. As of the date of this report, Barry Diller, IAC’s Chairman and Senior Executive, his spouse (Diane von Furstenberg) and his stepson (Alexander von Furstenberg), collectively hold 5,789,499 shares of Class B common stock representing 100% of the outstanding shares of Class B common stock. Together with shares of common stock held as of the date of this report by Mr. Diller personally (172,708), Mr. von Furstenberg personally (66,004), a trust for the benefit of certain members of Mr. Diller’s family (136,711) and a family foundation (1,711), these holdings collectively represent approximately 41.4 % of the total outstanding voting power of IAC (based on the number of shares of common and Class B common stock outstanding on January 29, 2021). As of the date of this report, Mr. Diller also holds 1,000,000 vested options to purchase shares of common stock.
Pursuant to that certain voting agreement, dated as of November 5, 2020, by and among Mr. Diller and the trustees of certain trusts through which all 5,789,499 shares of Class B common stock and 136,711 shares of common stock are held (the “Diller Parties”), on the one hand, and Joseph M. Levin, IAC’s Chief Executive Officer, on the other hand, (the “Voting Agreement”):
•the Diller Parties agreed to vote all shares of common stock and Class B common stock held by them in favor of Mr. Levin’s election to the IAC board of directors at each meeting of IAC stockholders at which Mr. Levin stands for election;
•prior to a vote being taken on specified Contingent Matters (a material acquisition or disposition of any assets or business by IAC or its subsidiaries, the entry by IAC into a material new line of business and the spin-off or split-off to IAC stockholders of (or similar transaction involving) a material business of IAC (excluding Vimeo, Inc.)) submitted for the approval of IAC stockholders, Mr. Diller (or following Mr. Diller’s death or disability or Mr. Diller ceasing to serve as a director or executive officer of IAC, Alexander von Furstenberg or his successor), in consultation with the other Diller Parties, and Mr. Levin, will seek agreement on how to vote the shares of common stock and Class B common stock held by the Diller Parties, provided, however, that if an agreement is not reached to support any such proposal, the Diller Parties have agreed to vote all shares of common stock and Class B common stock held by them against any such proposal; and
•if any of the Diller Parties determines to sell shares of Class B common stock to a person other than Mr. Diller, his family members or certain entities controlled by such persons, they will discuss with Mr. Levin selling such shares to him before selling to any other party.
The Voting Agreement will automatically terminate upon a "Change in Control" of IAC (as defined in the Restricted Stock Agreement between Mr. Levin and the Company dated November 5, 2020) or the termination of Mr. Levin’s employment with IAC.
In addition, pursuant to an amended and restated governance agreement between IAC and Mr. Diller, for so long as Mr. Diller serves as IAC’s Chairman and Senior Executive and he beneficially owns (within the meaning of Rule 13d-3 of the Securities Exchange Act of 1934, as amended) at least 5,000,000 shares of Class B common stock and/or common stock in which he has a pecuniary interest (including IAC securities beneficially owned by him directly and indirectly through trusts for the benefit of certain members of his family), he generally has the right to consent to certain limited matters specified in the governance agreement in the event that IAC’s ratio of total debt to EBITDA (as defined in the governance agreement) equals or exceeds four to one over a continuous twelve-month period.
As a result of IAC securities beneficially owned by Mr. Diller and certain members of his family, Mr. Diller and these family members are, collectively, currently in a position to influence, subject to IAC’s organizational documents and Delaware law, the composition of the IAC board of directors and the outcome of corporate actions requiring shareholder approval, such as mergers, business combinations and dispositions of assets, among other corporate transactions. In addition, as a result of the Voting Agreement, Mr. Levin is currently in a position, subject to IAC’s organizational documents and Delaware law, to influence his election to IAC's board of directors and influence the outcome of Contingent Matters (as defined in the Voting Agreement).

DESCRIPTION OF IAC BUSINESSES
ANGI Homeservices
Overview
Our ANGI Homeservices segment includes the North American (United States and Canada) and European businesses and operations of ANGI Homeservices Inc. (“ANGI” or “ANGI Homeservices”), a publicly traded company formed on September 29, 2017 to facilitate the combination of the businesses in our former HomeAdvisor financial reporting segment and Angie’s List, Inc. (“Angie’s List”). As of December 31, 2020, IAC’s economic and voting interest in ANGI Homeservices was 84.3% and 98.2%, respectively.
Through ANGI’s various brands, including HomeAdvisor, Angie’s List and Handy, we connect quality home service professionals across more than 500 different categories, from repairing and remodeling to cleaning and landscaping, with consumers.
Through ANGI, we acquired Handy Technologies, Inc. (“Handy”), a leading platform in the United States for connecting individuals looking for household services (primarily cleaning and handyman services) with top-quality, pre-screened independent service professionals, in October 2018. ANGI also owns and operates Fixd Repair, a home warranty and service company, mHelpDesk, a provider of cloud-based field service software for small to mid-size businesses, and CraftJack, a third party lead generation service that connects home service professionals with consumers looking to complete home projects.
In addition to ANGI’s leading U.S. operations, ANGI owns leading home services online marketplaces in France (Travaux), Germany (MyHammer), Netherlands (Werkspot) and Italy (Instapro), owns controlling stakes in leading home services online marketplaces in the United Kingdom (MyBuilder) and Canada (HomeStars), and has operations in Austria through its MyHammer business.
Services
Overview. The HomeAdvisor digital marketplace service (“HomeAdvisor”) connects consumers with service professionals nationwide for home repair, maintenance and improvement projects. HomeAdvisor provides consumers with tools and resources to help them find local, pre-screened and customer-rated service professionals, as well as instantly book appointments online. HomeAdvisor also connects consumers with service professionals instantly by telephone, as well as offers several home services-related resources, such as cost guides for different types of home services projects. Handy connects consumers looking for household services (primarily cleaning and handyman services) with top-quality, pre-screened independent service professionals. Consumers request and pay for household services directly through the Handy platform and Handy fulfills these requests through the use of independently established home services providers engaged in a trade, occupation and/or business that customarily provides such services. Together, we refer to the HomeAdvisor and Handy businesses in the United States as the “Marketplace.” All Marketplace matching and pre-priced booking services and related tools and directories are provided to consumers free of charge.
For the quarter ended December 31, 2020, the Marketplace had a network of approximately 208,000 transacting service professionals, each of whom paid for consumer matches and/or or performed a job sourced through HomeAdvisor and/or Handy. Collectively, this service professional network provided services in more than 500 categories and 400 discrete geographical areas in the United States. The Marketplace generated approximately 32 million service requests during the year ended December 31, 2020. Service requests consist of fully completed and submitted domestic customer service requests submitted to HomeAdvisor and pre-priced bookings sourced through the HomeAdvisor and Handy platforms.
Angie’s List connects consumers with service professionals for local services through a nationwide online directory of service professionals in over 700 service categories, as well as provides consumers with valuable tools, services and content (including verified reviews of local service professionals), to help them research, shop and hire for local services. Consumers can access the Angie’s List nationwide directory and related basic tools and services free of charge, as well as via purchased membership packages. Angie’s List also sells time-based website, mobile and call center advertising to service professionals.
Marketplace Consumer Services. Consumers can submit a request to be matched with a service professional through the HomeAdvisor and Handy platforms, as well as through certain paths on the Angie’s List platform and various third party affiliate platforms. Depending on the nature of the service request and the path through which it was submitted, consumers are generally matched with up to four HomeAdvisor service professionals, a Handy service professional or a combination of HomeAdvisor service professionals and service professionals from the Angie’s List nationwide directory (as and if available for the given service request).
Matches made through HomeAdvisor platforms and paths and various third party affiliate platforms are made by way of HomeAdvisor’s proprietary algorithm, based on several factors (including the type of services desired, location and the number of service professionals available to fulfill the request). Matches made through the Handy platform and path are based on the type of service desired, location and the date and time the consumer wants the service to be provided.

In all cases, service professionals may contact consumers with whom they have been matched (or who have booked a job) directly and consumers can generally review profiles, ratings and reviews of presented service professionals and select the service professional whom they believe best meets their specific needs. Consumers are under no obligation to work with any service professional(s) referred by or found through any of ANGI’s branded platforms or third party affiliate platforms.
For matches described above, in the case of HomeAdvisor service professionals, consumers are responsible for booking the service and paying the service professional directly, which can be done by the consumer independently or via the HomeAdvisor Pro-Pay App. In 2020, we expanded the features of this app to provide consumers with the ability to finance payments to service providers through a third party in addition to the ability to pay service professionals directly through the app. In the case of Handy service professionals, consumers book and pay for services directly through the Handy platform and then the Handy platform fulfills the booking with independently established home services providers engaged in a trade, occupation and/or business that customarily provides such services.
In addition to the general matching services described above, HomeAdvisor provides several on-demand services, including Instant Booking and Instant Connect. Also, in the case of certain tasks, HomeAdvisor provides pre-priced booking services, pursuant to which consumers can request services through a HomeAdvisor platform and pay HomeAdvisor for the services directly. HomeAdvisor then fulfills the booking with independently established home services providers engaged in a trade, occupation and/or business that customarily provides such services. Lastly, consumers can also access the online HomeAdvisor True Cost Guide, which provides project cost information for more than 400 project types nationwide, as well as a library of home services-related content.
In addition to the general matching services described above, in certain markets, consumers can also submit a request to book a specific Handy service professional for a given job. Also, consumers who purchase furniture, electronics, appliances and other home-related items from select third party retail partners online (and in certain markets, in store) can simultaneously purchase assembly, installation and other related services to be fulfilled by Handy service professionals, which are then paid for directly through the applicable third party retail partner platform.
Marketplace Service Professional Services. HomeAdvisor service professionals pay fees for consumer matches and subscription fees for HomeAdvisor memberships, which are available for purchase through our sales force. The basic HomeAdvisor annual membership package includes membership in the HomeAdvisor network of service professionals, as well as access to consumer matches (for which additional fees are paid) through HomeAdvisor platforms and a listing in the HomeAdvisor online directory and certain other affiliate directories, among other benefits.
In addition to the commercial membership terms, in order to be admitted to the HomeAdvisor network, service professionals must satisfy certain criteria, including verification of any state-level licensure requirements and owners or principals of businesses affiliated with service professionals passing certain criminal background checks. Service professionals must maintain at least a three-star customer rating to remain in the HomeAdvisor network. If a service professional in the HomeAdvisor network fails to meet any eligibility criteria during the applicable membership term, refuses to participate in our complaint resolution process and/or engages in what we determine to be prohibited behavior through any of our service channels, the service professional will be subject to removal from the HomeAdvisor network.
Service professionals on the Handy platform are provided with access to a pool of consumers seeking service professionals. In order to be admitted to the Handy platform, service professionals must verify their home services experience, as well as satisfy certain credential verification and background checks, either as individual service professionals or as owners or principals of businesses affiliated with service professionals. Service professionals must maintain an acceptable customer service rating to remain on the Handy platform and access to the platform will be revoked in the case of service professionals who repeatedly receive low customer service ratings.
Angie’s List Consumer Services. Through Angie’s List, consumers can register and search for a service professional in the Angie’s List nationwide online directory and/or be matched with a service professional. Consumers who register can access ratings and reviews and search for service professionals, as well as access certain promotions. Two premium membership packages are available for a fee, which include varying degrees of online and phone support, access to exclusive promotions and features and the award-winning Angie’s List print magazine.
Angie’s List Service Professional Services. Angie’s List provides service professionals with a variety of services and tools, including certification. Generally, service professionals with an overall member grade below a “B” are not eligible for certification. Service professionals must satisfy certain criteria for certification, including retaining the requisite member grade, and owners or principals of businesses affiliated with service professionals must pass certain criminal background checks and attest to applicable licensure requirements. Once eligibility criteria are satisfied, service professionals must purchase term-based advertising to obtain certification. As of December 31, 2020, there were approximately 39,000 certified service professionals under contract for advertising.

Certified service professionals rotate among the first service professionals listed in directory search results for an applicable category, with non-certified service professionals appearing below certified service professionals in directory search results. Certified service professionals can also provide exclusive promotions to members. When consumers choose to be matched with a service professional, HomeAdvisor’s proprietary algorithm will determine where a given service professional appears within related results.
Revenue
ANGI revenue is primarily derived from consumer connection revenue, which consists of fees paid by HomeAdvisor service professionals for consumer matches (regardless of whether the service professional ultimately provides the requested service) and revenue from completed jobs sourced through the HomeAdvisor and Handy platforms. Consumer connection revenue varies based upon several factors, including the service requested, product experience offered and geographic location of service.
ANGI revenue is also derived from: (i) sales of time-based website, mobile and call center advertising to service professionals, (ii) HomeAdvisor service professional membership subscription fees, (iii) membership subscription fees from consumers and (iv) service warranty subscription and other services.
Marketing
ANGI markets its products and services to consumers primarily through digital marketing (primarily paid search engine marketing, display advertising and third party affiliate agreements) and traditional offline marketing (national television and radio campaigns), as well as through free search engine marketing and email. Pursuant to third party affiliate agreements, third parties agree to advertise and promote certain of our products and services (and those of certain of our service professionals) on their platforms. In exchange for these efforts, these third parties are paid a fixed fee when visitors from their platforms click through and submit a valid service request through the applicable ANGI platform, or when visitors submit a valid service request on the affiliate platform and the affiliate transmits the service request the applicable ANGI platform. ANGI also markets its products and services to consumers through relationships with select third party retail partners and, to a lesser extent, through partnerships with other contextually related websites and direct mail.
ANGI markets HomeAdvisor matching services and membership subscriptions to service professionals primarily through its sales force, which is based in various locations across the United States (the Denver, Colorado area: Lenexa, Kansas; New York, New York; Indianapolis, Indiana; and Chicago, Illinois), as well as through remotely-based sales representatives. These products and services are also marketed, together with Handy products, pre-priced booking services and various directories, through paid search engine marketing, digital media advertising and direct relationships with trade associations and manufacturers. Term-based advertising and related products are marketed to service professionals primarily through the Indianapolis-based sales force.
Competition
The home services industry is highly competitive and fragmented, and in many important respects, local in nature. ANGI businesses compete with, among others: (i) search engines and online directories, (ii) home and/or local services-related platforms, (iii) providers of consumer ratings, reviews and referrals and (iv) various forms of traditional offline advertising (primarily local in nature), including radio, direct marketing campaigns, yellow pages, newspapers and other offline directories. ANGI also competes with local and national retailers of home improvement products that offer or promote installation services. ANGI believes its biggest competition comes from the traditional methods most people currently use to find service professionals, which are by word-of-mouth and through referrals.
We believe that ANGI’s ability to compete successfully will depend primarily upon the following factors:
•the size, quality, diversity and stability of ANGI’s network of service professionals and the breadth of its online directory listings;
•its ability to consistently generate service requests, jobs and pre-priced bookings through the Marketplace and leads through ANGI’s online directories that generate business for service professionals in a cost-effective manner;
•its ability to increasingly engage with consumers directly through its platforms, including its various mobile applications (rather than through search engine marketing or via free search engine referrals);
•the functionality of the websites and mobile applications of ANGI’s various brands and the attractiveness of their features and ANGI’s products and services generally to consumers and service professionals, as well as ANGI’s continued ability to introduce new products and services that resonate with consumers and service professionals generally;
•its ability to continue to build and maintain awareness of, and trust in and loyalty to, ANGI’s various brands, particularly its Angie’s List, HomeAdvisor and Handy brands; and

•the quality and consistency of service professional pre-screening processes and ongoing quality control efforts, as well as the reliability, depth and timeliness of customer ratings and reviews.
Vimeo
Overview
Through Vimeo, we operate the world’s leading all-in-one video software solution, providing the full breadth of video tools through a software-as-a-service (“SaaS”) model. Vimeo’s comprehensive tools empower its users to create and communicate through high-quality video on a single, integrated platform. At December 31, 2020, IAC held 89.7% of Vimeo’s Class A voting common stock and 97.6% of Vimeo's Class B non-voting common stock, or 93.2% of Vimeo's total outstanding capital stock.
Services
Vimeo offers its services on basic (free), self-serve subscription plan and enterprise subscription plan bases, effectively employing a “freemium” pricing strategy that offers free membership and access to its video tools alongside paid subscription plans for advanced video capabilities.
Any user can access a basic (free) Vimeo membership by signing up with an email address. With a basic membership, users can create, record, upload and share videos through Vimeo’s website and native apps for free. Basic users are subject to weekly and total caps on uploaded videos and do not have access to advanced video capabilities, such as live streaming or the ability to add team members. Vimeo provides opportunities for basic users to upgrade to a paid subscription at natural points in the user experience, such as when a basic user nears or hits an uploaded video cap. Vimeo also highlights the advanced video capabilities of its subscription plans natively within the basic user experience.
Vimeo also offers various subscription plans on a “self-serve” basis, which means that users can sign up directly through Vimeo’s website and native apps and pay related subscription fees by way of a credit card or in-app purchase mechanisms. Subscription fees for self-serve plans vary depending upon the precise mix of capabilities within a given plan type, which include video creation, collaboration, distribution, hosting, marketing, monetization and analytics, and in the case of higher-priced plan types, the ability to add multiple team members to the plan.
Vimeo also offers various enterprise subscription plans through its sales force. Enterprise plans provide users with additional capabilities beyond the self-serve plans described immediately above, as well as options for dedicated support, account management, service level agreements and professional live event services. Types of enterprise plans currently include: (i) Vimeo Enterprise, an organization-wide video solution that includes secure unlimited live streaming of events, a corporate video portal, single-sign-on support, content delivery network optimization to improve quality-of-service in corporate networks and the ability to use Vimeo technology on a fully branded basis (so that the company’s own branding is featured instead of Vimeo branding), (ii) Vimeo OTT, an over-the-top (OTT) video monetization solution that allows users to launch and run their own video streaming channels directly to their respective audiences through a branded web portal, mobile apps and Internet-enabled TV apps, and (iii) Vimeo Custom, custom plans designed and optimized for high-volume users (for example, plans that offer significantly higher storage or bandwidth).
As of December 31, 2020, there were approximately 1.5 million subscribers to Vimeo’s various self-serve and enterprise plans and its video player was embedded on millions of websites and powered billions of views a month, with over 300,000 new videos being uploaded to the Vimeo platform each day.
Marketing
Vimeo acquires subscribers primarily through: (i) the conversion of basic (free) users to subscribers through organic efforts, including word-of-mouth referrals and in-product messaging, (ii) the acquisition of subscribers through marketing spend, primarily through digital media channels (including paid search engine marketing, social media, email campaigns and display advertising), (iii) in the case of subscribers to its enterprise services, its sales force, and (iv) the acquisition of subscribers through third party partnerships and integrations.
Revenue
Vimeo revenue is derived primarily from annual and monthly SaaS subscription fees paid by subscribers for self-serve and enterprise subscription plans, with the most common subscription being an annual subscription.
Competition
Vimeo competes with large social media platforms (such as Facebook and YouTube) that allow users to share videos for free, as well as provide users with a built-in audience, social media-specific capabilities and the ability to monetize video through advertising. Unlike Vimeo, these platforms generally do not allow users to control whether advertising accompanies their videos (and if so, the type of advertising). Vimeo also competes with a variety of companies that provide niche video services focused on a specific user segment or video use case.

We believe that Vimeo differentiates itself from its competitors by providing an ad-free, high quality centralized video solution that eliminates the need for users to connect and pay for multiple software providers and is easy to use and affordable. We also believe that the diversity, size and engagement of Vimeo’s creative community is an asset that is difficult for others to replicate.
We believe that Vimeo’s ability to compete successfully will depend primarily upon the following factors:
•the quality of its technology platforms, video tools and user and subscriber experience;
•whether its SaaS subscription plans resonate with subscribers, particularly with small business and enterprise subscribers;
•its ability to drive visitors to its platforms and acquire subscribers in a sustainable manner through its sales and marketing efforts;
•its ability to retain existing subscribers by continuing to provide a compelling value proposition and convert users of its basic (free) service into subscribers;
•the continued ability of users and subscribers to distribute Vimeo-hosted content across third party platforms (including social media platforms (Facebook, YouTube, LinkedIn, Twitter and Pinterest), vertical content websites, apps and marketplaces) and the prominence and visibility of such content within search engine results and third-party platforms;
•its ability to continue to host and stream high-bandwidth video on a scalable platform; and
•the recognition and strength of the Vimeo brand relative to competitor brands.
Dotdash
Overview
Dotdash is a portfolio of digital publishing brands that collectively provide expert information and inspiration in select vertical content categories to over 90 million users each month.
Content
As of the date of this annual report, Dotdash consisted of the following brands:
•the Verywell family of brands, which provides information and resources through which users can explore a full spectrum of health and wellness topics, from comprehensive information on medical conditions to advice on fitness, nutrition, mental health, pregnancy and more;
•the Spruce family of brands, which provides information and resources relating to home decor, home repair, recipes, cooking techniques, pets and crafts, as well as practical, real-life tips and inspiration to help users create their best home;
•the Balance family of brands, which provides information and resources relating to personal finance, career and small business topics that makes personal finance easy to understand and clear, practical and straightforward personal financial advice;
•Investopedia, an online resource that provides investment and personal finance education and information;
•Lifewire, a leading online technology information property that provides expert-created, real-world technology information, resources and content with informative visuals and straightforward instruction to help users fix tech gadgets, learn how to perform specific tech tasks and find the best tech products;
•TripSavvy, a travel website written by real experts (not anonymous reviewers) where users can find useful travel advice and inspiration from destinations all over the world;
•Simply Recipes, a food and cooking website that provides original recipes designed to help people get easy and delicious food on the table for themselves and their families;
•Serious Eats, a leading online resource for all things food and drink, including meticulously tested recipes, in-depth, science-based explanations of cooking techniques, detailed reviews of cooking equipment and guides to ingredients, dishes and cuisines, as well as food-focused essays, investigations and profiles;
•Byrdie and MyDomaine, beauty and lifestyle websites where users can find beauty, style and healthy relationship advice, as well as curated home-design inspiration and fresh recipes;

•Brides, a leading online resource that inspires and guides users as they make decisions from pre-engagement to honeymoon and that is committed to bringing its users an inclusive look at the world of weddings (every type of couple, wedding and celebration);
•Liquor.com, a website dedicated to good drinking and good living that features award-winning articles, hand-selected cocktail recipes, bar guides and more;
•TreeHugger.com, a leading online resource for news and information related to sustainability, as well as green news, solutions and product information;
•ThoughtCo, a leading online information and reference site with a focus on expert-created education content where users can find answers to questions and information regarding a broad range of disciplines, including science, technology and math, languages, the humanities and the arts; and
•the general information websites, Liveabout.com and Aboutespanol.com.
Through these brands, Dotdash provides original and engaging digital content in a variety of formats, including articles, illustrations, videos and images. Dotdash works with hundreds of experts in their respective fields to create the content that it publishes, including doctors, chefs and certified financial advisors, among others.
Revenue
Dotdash revenue consists principally of display advertising revenue and performance marketing revenue. Display advertising revenue is generated primarily through digital display advertisements sold directly by the Dotdash sales team and through programmatic advertising networks. Performance marketing revenue includes affiliate commerce and performance marketing commissions. Affiliate commerce commission revenue is generated when Dotdash refers users to commerce partner websites resulting in a purchase or transaction. Performance marketing commissions are generated on a cost-per-click or cost-per-action basis.
Marketing
Dotdash markets its content through a variety of digital distribution channels, including search engines, social media platforms and via direct navigation to Dotdash sites. Users who engage with Dotdash brands are invited to share Dotdash content and sign up for Dotdash email newsletters.
Competition
Dotdash competes with a wide variety of parties in connection with its efforts to attract and retain users and advertisers. Competitors primarily include other online publishers and destination websites with brands in similar vertical content categories and social channels.
Some of Dotdash’s current competitors have longer operating histories, greater brand recognition, larger user bases and/or greater financial, technical or marketing resources than Dotdash does. As a result, they have the ability to devote comparatively greater resources to the development and promotion of their content, which could result in greater market acceptance of their content relative to Dotdash content.
We believe that Dotdash’s ability to compete successfully will depend primarily upon the following factors:
•the quality and freshness of the content and features on Dotdash websites, relative to those of its competitors;
•its ability to successfully create or acquire content (or the rights thereto) in a cost-effective manner;
•the relevance, expertise and authority of the content featured on Dotdash websites; and
•its ability to successfully drive visitors to Dotdash’s portfolio of digital brands in a cost-effective manner.
Search
Overview
Our Search segment consists of Ask Media Group and our Desktop business. Through Ask Media Group, we primarily provide general search services, and to a lesser extent, content, through a variety of owned and operated websites that help users find the information they need. Ask Media Group’s websites include, among others, Ask.com, Smarter.com, Consumersearch.com and Shopping.net, each of which contains a mix of search services and/or content targeted to various user or segment demographics. Through our Desktop business, we are a leading provider of advertising-driven desktop applications.

Products, Services and Content
Through Ask Media Group, we provide search services that generally involve the generation and display on a search results page of a set of hyperlinks to web pages deemed relevant to search queries entered by users. In addition to these algorithmic search results, paid listings are also generally displayed in response to search queries. Paid listings are advertisements displayed on search results pages that generally contain a link to an advertiser’s website. Paid listings are generally displayed based on keywords selected by the advertiser and relevancy to the search query. Through certain of Ask Media Group’s various websites, digital content in a variety of formats, primarily articles with images and/or illustrations, as well as slideshows or more in-depth presentations, is also provided in addition to general search services. Display advertisements and/or native advertising (or advertising that matches the look, feel and function of the content alongside which it appears) generally appear alongside digital content.
Through our Desktop business, we own and operate a portfolio of desktop browser applications that provide users with access to a wide variety of online content, tools and services. Aligned around the common theme of making the lives of users easier in just a few clicks, these products span a myriad of categories, including: FromDocToPDF, through which users can convert documents from one format into various others; MapsGalaxy, through which users can access accurate street maps, local traffic conditions and aerial and satellite street views; and A-Z Manuals, through which users can access product instruction manuals online. Users who download our desktop browser applications are provided with new tab search services, as well as the option of default browser search services. Desktop browser applications are distributed to consumers free of charge on an opt-in basis directly through direct to consumer (primarily the Chrome Web Store) distribution channels. Through our Desktop business, we also develop, distribute and provide a suite of Slimware-branded desktop-support software and services.
Revenue
Ask Media Group revenue consists principally of advertising revenue generated principally through the display of paid listings in response to search queries, as well as from display advertisements appearing alongside content on its various websites and, to a lesser extent, affiliate commerce commission revenue. Paid listings are advertisements displayed on search results pages that generally contain a link to advertiser websites. The majority of the paid listings displayed by Ask Media Group businesses is supplied to us by Google Inc. (“Google”) pursuant to a services agreement with Google. Pursuant to this agreement, Ask Media Group businesses transmit search queries to Google, which in turn transmits a set of relevant and responsive paid listings back to these businesses for display in search results. This ad-serving process occurs independently of, but concurrently with, the generation of algorithmic search results for the same search queries. Google paid listings are displayed separately from algorithmic search results and are identified as sponsored listings on search results pages. Paid listings are priced on a price per click basis and when a user submits a search query through an Ask Media Group business and then clicks on a Google paid listing displayed in response to the query, Google bills the advertiser that purchased the paid listing and shares a portion of the fee charged to the advertiser with us. In cases where the user’s click is generated due to the efforts of a third party, we recognize the amount due from Google as revenue and record a revenue share or other payment obligation to the third party as traffic acquisition costs. See “Item 1A—Risk Factors—Risks Relating to Our Business and Operations—Certain of our businesses depend upon arrangements with Google.”
Desktop revenue largely consists of advertising revenue generated principally through the display of paid listings in response to search queries. The majority of the paid listings displayed by our Desktop businesses are supplied to us by Google in the manner, and pursuant to the services agreement with Google, described above. To a lesser extent, Desktop revenue also includes fees paid by subscribers for downloadable desktop applications as well as display advertisements.
Marketing
Ask Media Group’s various properties are marketed primarily through the acquisition of traffic from major search engines and their syndication networks, which involves the purchase of keyword-based sponsored listings that link to search results pages of Ask Media Group properties, and other types of display media (primarily banner advertisements).
Ask Media Group content is also marketed through a variety of digital distribution channels, including search engines, social media platforms, display advertising networks and native advertising networks, as well as a number of advertising agencies that acquire traffic via these channels for certain Ask Media Group properties.
Our various desktop applications are marketed to users primarily through digital display advertisements and paid search engine marketing efforts.

Competition
In the case of general search services, Ask Media Group’s competitors include Google, Yahoo!, Bing and other destination search websites and search-centric portals that engage in marketing efforts similar to those of Ask Media Group, such as System1, CBSi and Verizon Media, among others. In the case of content, Ask Media Group’s competitors primarily include online publishers and destination websites with brands in similar vertical content categories and social channels. We believe that Ask Media Group’s ability to compete successfully will depend primarily upon:
•its continued ability to monetize search traffic via paid search listings;
•its continued ability to market its search websites in a cost-effective manner;
•the relevance and authority of search results, answers and other content displayed on its various properties;
•its continued ability to differentiate Ask Media Group search websites (which depends primarily upon it continued ability to deliver quality, authoritative and trustworthy content to users), as well as the ability to attract advertisers to these websites;
•its ability to successfully create or acquire content (or the rights thereto) in a cost-effective manner; and
•its ability to monetize content pages with display and native advertising and other forms of digital advertising.
Our Desktop business competes with a number of other companies that develop and market similar desktop browser application products and distribute them through direct-to-consumer and third party agreements. Our Desktop business also competes with search engines to provide users with new tab, homepage and/or default search services. We believe that the ability of our Desktop business to compete successfully will depend primarily upon the following factors:
•its ability to maintain industry-leading monetization solutions for desktop browser applications in response to evolving technology and changing requirements from operators of large platforms, including Google;
•the size and stability of its global base of installed desktop application products and the ability to grow this base;
•the continued creation of desktop browser applications that resonate with consumers, which depends upon the continued ability to bundle attractive features, content and services (some of which may be owned by third parties);
•its ability to differentiate its desktop browser applications from those of competitors; and
•its ability to market and distribute desktop browser applications through direct-to-consumer (primarily the Chrome Web Store) channels in a cost-effective manner.
Some competitors of Ask Media Group and our Desktop business have longer operating histories, greater brand recognition, larger user bases and/or greater financial, technical or marketing resources than these businesses do. As a result, they have the ability to devote comparatively greater resources to the development and promotion of their products, services and/or content, which could result in greater market acceptance of their products, services and/or content relative to those of Ask Media Group and our Desktop business.
Emerging & Other
Overview
Our Emerging & Other segment primarily includes:
•Mosaic Group, a leading developer and provider of global subscription mobile applications;
•Care.com, the leading online destination for families to easily connect with caregivers for their children, aging parents, pets and homes and for a wide variety of caregivers to easily connect with families;
•Bluecrew, a technology driven staffing platform exclusively for flexible W-2 work;
•The Daily Beast, a website dedicated to news, commentary, culture and entertainment that publishes original reporting and opinion from its roster of full-time journalists and contributors;
•NurseFly, a platform to efficiently connect healthcare professionals with job opportunities; and
•IAC Films, a provider of production and producer services for feature films, primarily for initial sale and distribution through theatrical releases and video-on-demand services in the United States and internationally.

Mosaic Group
Overview. Through Mosaic Group, we are a leading developer and provider of global subscription mobile applications. As of December 31, 2020, Mosaic Group had approximately 3.8 million mobile paying subscribers.
Through Mosaic Group, collectively, we operated 44 branded mobile applications in over 28 languages across 192 countries as of December 31, 2020. These branded mobile applications consist of applications spanning a variety of categories, each designed to meet the varying and unique needs of subscribers and enhance their daily lives, including: iTranslate, through which subscribers can connect and communicate across numerous languages; TelTech, which develops and distributes unique and innovative mobile communications applications that help protect consumer privacy; Robokiller, which thwarts both telemarketing and illegal spam phone calls; NOAA Radar, which provides up-to-date weather information and storm tracking worldwide; Scanner for Me, which allows users to create, sign and edit PDFs using the camera on their mobile phones; Productive, a goal-setting and habit-tracking app that allows consumers to better plan and control their lives; Planes Live, a go-to companion application for frequent fliers; and Daily Burn, which provides streaming fitness and workout videos. Mosaic Group’s various branded mobile applications are distributed to subscribers primarily through the Apple App Store and Google Play Store.
We believe that Mosaic Group has the personnel, systems and expertise necessary to build and scale leading mobile applications and grow mobile subscription businesses. By applying these resources and skills to both organically developed and acquired mobile applications, Mosaic Group has demonstrated success in scaling mobile applications across a wide variety of utility and productivity categories. With a deep commitment to delivering continuing value to its subscribers and users and a continued focus on entering new categories, data-driven decision-making based on key performance indicators and best-in-class data modeling, user acquisition and optimization teams, Mosaic Group has grown to become one of the world’s leading mobile subscription businesses.
Revenue. Mosaic Group revenue consists primarily of fees paid by subscribers for downloadable mobile applications distributed through the Apple App Store and Google Play Store and directly from consumers, as well as revenue generated from display advertisements.
Marketing. We market our mobile applications to users primarily through digital storefronts (primarily the Apple App Store and Google Play Store) and digital display advertisements on social media, messaging and media platforms, as well as in-app and cross-app advertising.
Competition. The applications industry is competitive and has no single, dominant desktop or mobile application brand globally.
We believe that the ability of Mosaic Group to compete successfully will depend primarily upon the following factors:
•the continued growth of consumer adoption of free and paid mobile applications generally and related engagement levels;
•its ability to operate its various mobile applications as a scalable platform;
•its ability to retain existing subscribers and acquire new subscribers in a cost-effective manner;
•its ability to market and distribute its mobile applications through third party digital app stores, including the Google Play Store and the Apple App Store, in a cost-effective manner;
•its ability to continue to optimize its marketing and monetization strategies;
•the continued growth of smartphone adoption in certain regions of the world, particularly emerging markets;
•the continued strength of Mosaic Group brands; and
•its ability to introduce new and enhanced mobile applications in response to competitor offerings, consumer preferences, platform demands, social trends and evolving technological landscape.
Care.com
Overview. Through Care.com, we are the leading online destination for families to easily connect with caregivers for their children, aging parents, pets and homes and for a wide variety of caregivers to easily connect with families. Care.com is building a premier destination for families, caregivers and enterprises (through which they can provide care-related benefits to their employees) that features a portfolio of products and services spanning the entire care journey, including guidance for care options, searching for and matching with caregivers for a wide range of care options (such as a nannies for children or home health care aides for seniors), care management features and access to care-related activities and resources.

Services. Through Care.com, we primarily offer online consumer matching and consumer payment solutions for families searching for care for their loved ones and enterprise solutions seeking to provide care-related benefits to their employees.
•Consumer matching solutions. Through free and paid memberships to consumer matching services, Care.com offers a variety of resources designed to match and guide families toward the best care for their loved ones. Resources include online matches with potential caregivers and related resources, augmented by assistance from subject matter experts. Free basic membership provides families with the ability to set up an account, post a job, search and review caregiver profiles and receive applications for caregivers. Paid premium membership, in addition to basic membership features, provides families with the ability to contact caregivers to schedule interviews, request caregiver background checks, reply to applications and messages from caregivers and access certain promotions and discounts.
Through our consumer matching solutions, families are matched with caregivers (in-home and out-of-home) who meet their diverse and evolving care needs (long term, short term and occasional at irregular intervals). Matching is facilitated by algorithms designed to highlight the most relevant caregiver(s) (based on the type and frequency of care requested, hourly rate for the job and responsibilities and other job requirements), as well as an internally monitored messaging system. In-home caregivers create and post detailed Care.com profiles that include photos, bios, work histories and reviews, the type of care they primarily provide, their experience, certifications and qualifications and their availability, hourly rate and payment details, among other information. Out-of-home caregivers and other care-related businesses (such as senior care facilities, tutoring companies, camps and activities) can also market their services, as well as recruit individual caregivers for employment, through Care.com.
To enhance the safety of our consumer matching solutions, we require all individual caregivers on our matching platform in the United States to complete CareCheck, a background check conducted by a third party consumer reporting agency. We also offer multiple levels of additional background check options through third party consumer reporting agencies for purchase by families and caregivers. While we believe that CareCheck and additional background checks are good practice and recommend them to families and caregivers, they have limitations and, even with these safety measures, no assurances can be provided regarding the future behavior of any caregiver on our platform.
We also maintain a safety center that provides resources and information designed to help families and caregivers make safer and more informed hiring and job selection decisions, including recommendations to families for screening, interviewing and ongoing monitoring of caregivers, as well as recommendations to caregivers for avoiding scams. We also encourage members to contact us if they believe another member may have violated our community guidelines.
•Consumer payment solutions. Through Care.com, we also offer consumer payments solutions that provide families with several options to manage their financial relationship with their caregiver, as well as help caregivers professionalize and manage their careers. These payment solutions include:
•HomePay, our payroll and tax product for families that employ nannies, housekeepers or other domestic employees. HomePay is a technology-based, turnkey service that includes automated payroll processing and household employer-related tax filings at the federal, state and local levels. In addition, caregivers paid through HomePay may qualify for important benefits, such as unemployment insurance and social security. HomePay is available to anyone (not just members of our consumer matching solutions) for a fee; and
•our peer-to-peer payments solution, which enables families to make electronic payments to their caregivers directly through our website or mobile applications. We believe that this solution is particularly applicable to (and helpful in the case of) families who pay caregivers who provide care services at irregular intervals (such as babysitters, after-school caregivers or tutors, or in varying amounts each time services are performed).
•Enterprise solutions. Through Care.com, we also offer Care@Work, a comprehensive suite of services that employers can offer their employees as an employee benefit. Currently, employers can choose from a number of services, including:
•our consumer matching solutions;
•back-up care services for employees who need alternative care arrangements for their child or senior when their regular care is not available (for example, school closures or the illness of their child or regular caregiver); and
•access to consultation and referral services to support work-life challenges faced by employees, such as senior care planning services to assist employees with finding the most suitable care option for their aging family member and related financial guidance, legal services and educational assistance.
.

Employers generally pay for our enterprise solutions on a per employee per year basis and have access to features that allow them to manage employee access and track aggregate usage. Depending on the suite of services selected and the employer’s preference, the employer may subsidize all, a portion or none of the cost of these solutions for employees.
Revenue. Care.com generates revenue primarily through subscription fees from families and caregivers for its suite of products and services, as well as through annual contracts with corporate employers who provide access to Care.com’s suite of products and services as an employee benefit and through contracts with businesses that recruit employees through its platform.
Marketing. Care.com markets its various products and services to families and caregivers through a diverse mix of free and paid offline and online marketing, as well as its sales team. We believe that most families and caregivers currently find Care.com through unpaid marketing channels, primarily through word-of-mouth, referrals and online communities and forums, as well as search engine marketing (free and paid) and repeat users. Paid direct marketing efforts include offline channels, such as network cable TV, OTT channels and direct mail, as well as through paid search engine marketing, display advertising, third party affiliate agreements and select paid job board sites. In addition, Care.com markets its employee-benefit product offerings directly to enterprises through its sales team.
Competition. In the case of consumer matching solutions, Care.com primarily competes with traditional offline consumer resources for finding caregivers, as well as online job boards and other online care marketplaces. We believe Care.com’s biggest competition comes from the traditional offline methods through which most consumers find caregivers, which are by word-of-mouth, referrals and online communities and forums. In the case of payment solutions, Care.com primarily competes with similar products offered by providers of online and offline payroll services. Care.com also competes for a share of the overall recruiting and advertising budgets of care-related businesses with traditional, offline media companies and other online marketing providers. In the case of enterprise solutions, Care.com primarily competes with other providers of employer-sponsored care services and employee benefit products, particularly those that provide backup child and senior care services.

We believe that Care.com’s ability to compete successfully will depend primarily upon the following factors:
•the size, quality, diversity and stability of its network of families and caregivers;
•the functionality and reliability of its websites and mobile applications and the attractiveness of their features (and Care.com’s various products and services) generally to families and caregivers;
•its continued ability to introduce new products and services that resonate with families and caregivers;
•the quality, completeness and consistency of caregiver profiles and job postings, as well the reliability of background check and other security measures and trustworthiness and reliability of caregivers;
•its ability to continue to build and maintain awareness of, and trust in and loyalty to, Care.com brands
•its ability to continue expand its enterprise solutions business; and
•its ability to continue to expand its businesses in jurisdictions outside of the United States.
Intellectual Property
We rely heavily upon our trademarks and related domain names and logos to market our brands and to build and maintain brand loyalty and recognition, as well as upon trade secrets, and regard this intellectual property as critical to our success. We also rely, to a lesser extent, upon patented and patent-pending proprietary technologies with expiration dates ranging from August 2021 to July 2037.
We have generally registered and continue to apply to register and renew (or secure by contract where appropriate) trademarks and service marks as they are developed and used, and reserve, register and renew domain names as we deem appropriate. We also generally seek to apply for patents or for other similar statutory protections (as and if we deem appropriate) based on then current facts and circumstances, and intend to continue to do so in the future.
We rely on a combination of internal and external controls, including applicable laws, rules and regulations, and restrictions with employees, customers, suppliers, affiliates and others to establish, protect and otherwise control our various intellectual property rights.
Government Regulation
We are subject to a variety of domestic and foreign laws and regulations in the U.S. and abroad involving matters that are important to (or may otherwise impact) our various businesses, such as broadband internet access, online commerce, privacy and data security, advertising, intermediary liability, consumer protection, taxation, worker classification and securities compliance. These domestic and foreign laws and regulations, which in some cases can be enforced by private parties in addition to government entities, are continually evolving and can be subject to significant change. As a result, the application, interpretation and enforcement of these laws and regulations (and any amended, proposed or new laws and regulations) are often uncertain, particularly in the Internet industry, and may vary from jurisdiction to jurisdiction and over time, which could result in conflicts with the current policies and practices of IAC and its various businesses.
Because we conduct substantially all of our business on the Internet, we are particularly sensitive to laws and regulations that could adversely impact the popularity or growth in use of the Internet and/or online products and services generally, restrict or otherwise unfavorably impact whether or how we may provide our products and services, regulate the practices of third parties upon which we rely to provide our products and services and/or undermine an open and neutrally administered Internet access. For example, in December 2017, the U.S. Federal Communications Commission (the “FCC”) adopted the Restoring Internet Freedom Order. This order, which was released in January 2018 and took effect in June 2018, reversed net neutrality protections in the United States that had been in place since 2015, including the repeal of specific rules against blocking, throttling or “paid prioritization” of content or services by Internet service providers. Also, Section 230 of the Communications Decency Act of 1996 (“Section 230”), which generally provides immunity for website publishers from liability for third party content appearing on their platforms and the good faith removal of third party content from their platforms that they may deem obscene or offensive (even if constitutionally protected speech), since its adoption has been (and continues to be) subject to a number of challenges. The immunities conferred by Section 230 could also be narrowed or eliminated through amendment, regulatory action or judicial interpretation. In 2018, the U.S. Congress amended Section 230 to remove certain immunities and most recently, in 2020, various members of the U.S. Congress introduced bills to further limit Section 230, and a petition was filed by a Department of Commerce entity with the Federal Communications Commission to commence a rulemaking to further limit Section 230. Any future adverse changes to Section 230 could result in additional compliance costs for us and/or exposure for additional liabilities.
Because we receive, store and use a substantial amount of information received from or generated by our users and subscribers, we are also impacted by laws and regulations governing privacy, the storage, sharing, use, processing, disclosure and protection of personal data and data security, primarily in the case of our operations in the United States and the European Union and the handling of personal data of users located in the United States and the European Union. Recent examples of comprehensive regulatory initiatives in the area of privacy and data security include a comprehensive European Union privacy and data protection reform, the General Data Protection Regulation (the “GDPR”), which became effective in May 2018. The GDPR, which applies to certain companies that are organized in the European Union or otherwise provide services to (or monitor) consumers who reside in the European Union, imposes significant penalties (monetary and otherwise) for non-compliance, as well as provides a private right of action for individual claimants. The GDPR will continue to be interpreted by European Union data protection regulators, which may require us to make changes to our business practices and could generate additional risks and liabilities. The European Union is also considering an update to its Privacy and Electronic Communications Directive to impose stricter rules regarding the use of cookies.
In addition, in October 2015, the European Court of Justice (“ECJ”) invalidated the U.S.-EU Safe Harbor framework that had been in place since 2000 for the transfer of personal data from the European Economic Area (the “EEA”) to the U.S., and on July 16, 2020, the ECJ invalidated the EU-U.S. Privacy Shield as an adequate safeguard when transferring personal data from the EEA to the U.S. These regulations continue to evolve and may ultimately require us to devote resources towards compliance and/or make changes to our business practices to ensure compliance, all of which could be costly. Also, the exit from the European Union by the United Kingdom could result in the application of new and conflicting data privacy and protection laws and standards to our operations in the United Kingdom and our handling of personal data of users located in the United Kingdom. At the same time, many jurisdictions abroad in which we do business have already or are currently considering adopting privacy and data protection laws and regulations.
Moreover, while multiple legislative proposals concerning privacy and the protection of user information are being considered by the U.S. Congress and various U.S. state legislatures, certain U.S. state legislatures have already enacted privacy legislation, one of the strictest and most comprehensive of which is the California Consumer Privacy Act of 2018, which became effective on January 1, 2020 (the “CCPA”). The CCPA provides new data privacy rights for California consumers, and restricts the ability of certain of our businesses to use personal California user and subscriber information in connection with their various products, services and operations. The CCPA also provides consumers with a private right of action for security breaches, as well as provides for statutory damages. In addition, on November 3, 2020, California voters approved Proposition 24 (the “California Privacy Rights Act of 2020”), which amends certain provisions of the CCPA and becomes effects January 1, 2023, will further restrict the ability of certain of our businesses to use personal California user and subscriber information in connection with their various products, services and operations and/or impose additional operational requirements on such businesses. Lastly, the U.S. Federal Trade Commission has also increased its focus on privacy and data security practices, as evidenced by the first-of-its-kind, $5 billion dollar fine against a social media platform for privacy violations in 2019. As a result, we could be subject to various private and governmental claims and actions in this area. See “Risks Relating to Our Business and Operations — General Risk Factors — The processing, storage, use and disclosure of personal data could give rise to liabilities and increased costs.”

As a provider of certain subscription-based products and services, we are also impacted by laws or regulations affecting whether and how our businesses may periodically charge users for membership or subscription renewals. For example, the European Union Payment Services Directive, which became effective in 2018, could impact the ability of certain of our businesses to process auto-renewal payments for, as well as offer promotional or differentiated pricing to, users who reside in the European Union. Similar laws exist in the U.S., including the federal Restore Online Shoppers Confidence Act and various U.S. state laws, and legislative and regulatory enactments or amendments are under consideration in a number of U.S. states.
We are also sensitive to the adoption of new tax laws. The European Commission and several European countries have recently adopted (or intend to adopt) proposals that would change various aspects of the current tax framework under which certain of our European businesses are taxed, including proposals to change or impose new types of non-income taxes (including taxes based on a percentage of revenue).
In addition, in the case of certain businesses within our ANGI Homeservices segment and, to a lesser extent, our Care.com business, we are particularly sensitive to the adoption of worker classification laws, specifically, laws that could effectively require us to change the classification of certain of the service professionals and caregivers affiliated these businesses from independent contractors to employees, as well as changes to state and local laws or judicial decisions relating to the definition and/or classification of independent contractors. For example, California’s worker classification statute (AB 5) effectively narrows the definition of an independent contractor by requiring hiring entities to use a different, stricter test to determine a given worker’s classification. In addition, AB 5 places the burden of proof for classifying workers as independent contractors on hiring entities and provides enforcement powers to the state and certain cities. Also, AB 5 has been the subject of widespread national discussion and it is possible that other jurisdictions, including New York and New Jersey, may enact similar laws. Since we currently treat certain of the service professionals (and, in limited cases, the caregivers) affiliated certain businesses within our ANGI Homeservices segment and Care.com as independent contractors for all purposes, we do not withhold federal, state and local income or other employment related taxes, make federal or state unemployment tax or Federal Insurance Contributions Act payments or provide workers’ compensation insurance with respect to such individuals. If we are required as the result of new or amended laws or regulations to reclassify these individuals as employees, it could be exposed to various liabilities and additional costs, including exposure (for prior and future periods) under federal, state and local tax laws, and workers’ compensation, unemployment benefits, labor, and employment laws, as well as potential liability for penalties and interest.
Also, in the case of the businesses within our ANGI Homeservices segment, we may be subject to certain U.S. state and local licensure requirements related to the provision of pre-priced booking services. If so, typically, licenses must be renewed annually and may be revoked or suspended by the licensing authority for cause at any time. Moreover, in some jurisdictions, the loss of a license for cause could result in the loss of licenses in other jurisdictions and/or could make it more difficult to obtain new and/or renewal licenses. Obtaining and renewing such license and related compliance could be costly and the failure to comply with licensure requirements could result in bad publicity and related damage to our reputation, brands and brand-building efforts and/or actions by governmental and regulatory authorities and/or litigation, as well as generate additional risks and liabilities (including the imposition of penalties).
We are also subject to laws, rules and regulations governing the marketing and advertising activities of our various businesses conducted by or through telephone, email, mobile digital devices and the Internet, including the Telephone Consumer Protection Act of 1991, the Telemarketing Sales Rule, the CAN-SPAM act and similar state laws, rules and regulations, as well as local laws, rules and regulations and relevant agency guidelines governing background screening.
Lastly, as a company based in the U.S. with foreign offices in various jurisdictions worldwide, we are subject to a variety of foreign laws governing the foreign operations of its various businesses, as well as U.S. laws that restrict trade and certain practices, such as the Foreign Corrupt Practices Act.
Human Capital
Overview
IAC’s future success depends upon our continued ability to identify, hire, develop, motivate and retain a highly skilled and diverse workforce across our various businesses worldwide. While policies and practices related to the identification, hiring, development, motivation and retention of employees vary across IAC and our various businesses, at their core, such policies and practices are generally designed to: (i) increase long-term IAC stockholder value by attracting, retaining, motivating and rewarding employees with the competence, character, experience and ambition necessary to enable the Company to meet its growth objectives, (ii) encourage and support the professional development of, and engender loyalty among, employees who have demonstrated the strength, vision and determination necessary to overcome obstacles and unlock their true professional potential by providing them with appropriate opportunities within IAC and its businesses and (iii) help foster a diverse and entrepreneurial culture across our various businesses.

In order to achieves these objectives, we believe that we must continue to provide competitive compensation packages and otherwise incentivize employees in unique and attractive ways, as well as develop and promote talent from within and remain committed to building inclusive workplaces and workforces that reflect the diversity of the global population using our products and services each day.
As of December 31, 2020, IAC had approximately 8,200 employees, substantially all of which were full-time employees and the substantial majority of which were based in the United States.
Compensation and Benefits
We believe that we must continue to provide competitive compensation packages and other benefits to our workforce. While compensation packages vary across IAC and our various businesses, compensation packages generally consist of base salary (plus commissions in the case of sales and other similar positions) and annual cash bonuses (on a discretionary basis), and equity or equity-based awards.
We also provide comprehensive health, welfare and retirement benefits. Healthcare benefits are significantly subsidized by the Company and the coverage provided reflects our commitment to inclusivity and the physical and mental well-being of all employees.
In the case of welfare benefits, we maintain generous paid time off and paid leave policies across our businesses and offer subsidized backup child and elder care for our employees. We believe in giving back to the causes and charities that are important to our employees and match charitable contributions made by our employees to qualifying charities on a dollar-for-dollar basis, subject to an annual cap per employee. We also encourage our employees to support the communities in which they live and work and provide our employees with paid time off each year to volunteer for charitable and community service projects.
In the case of retirement benefits, in the U.S., we offer our employees a retirement savings program with employer contributions that are among the most generous in our industry. Specifically, for U.S. full-time employees, we match all pre-tax contributions to IAC’s 401(k) plan, as well as post-tax contributions to Roth individual retirement accounts, dollar for dollar in an amount of up to 10% of an employee’s eligible compensation (subject to an annual cap). We believe that we have a responsibility to encourage, and contribute to, the retirement readiness of each of our employees, and believes that this generous 401(k) match is a meaningful commitment to the long-term welfare and security of our workforce.
Talent Development
We generally develop talent from within and supplement with external hires. As a result, senior management across the Company and our businesses generally possesses a great depth of knowledge and experience regarding the Company and our businesses, which is critical for effective succession planning, and with external hires providing a fresh perspective. The human resources teams across the Company and our businesses use internal and external resources to recruit highly skilled, talented and diverse employees, and employee referrals for open positions are encouraged.
In addition, we actively seek to identify the next generation of leaders in technology early and often through the IAC Fellows program, a first-of-its-kind program connecting students from under-served and under-resourced backgrounds with academic and leadership opportunities. IAC Fellows join the program as early as high school and stay for up to six years, rotating across a diverse set of IAC businesses during that time in the form of competitively paid internships that put IAC Fellows in the trenches, testing their skills in real world scenarios. Through these experiences, IAC Fellows gain exposure to different business models, functions and roles within IAC, as well as access to IAC senior leadership as mentors and coaches. IAC Fellows also receive an academic stipend following the completion of each paid internship. If an IAC Fellow is hired by IAC or any of its businesses following the completion of his or her paid internships and stay for a period of three years, IAC will pay off his or her school loans in their entirety.
To be eligible for the IAC Fellows program, students must be from low-income backgrounds or families with financial need, with eligibility assessed individually based on the composition and income of a given student’s family, and with first-generation college students being given priority consideration. Students must be citizens or permanent residents of the U.S. and possess the following personal attributes: (i) leadership abilities, (ii) a strong interest in science, technology, computer science and/or math, (iii) demonstrated intellectual curiosity and devotion to study, (iv) a hunger to learn and achieve academically and (v) ethics, integrity and strength of character.
Diversity, Equity and Inclusion
We are committed to building inclusive workplaces and workforces that reflect the diversity of the global population using our products and services each day. Accordingly, we view diversity, equity and inclusion (DE&I) efforts as integral to our success. While DE&I efforts, policies and practices vary across our businesses, they include (in addition to the IAC Fellows program discussed above) at certain of our businesses: (i) pay equity analyses conducted on an annual basis to ensure that employees from traditionally under-represented groups are not adversely impacted by pay bias, (ii) employee community resource groups (ECGs) led and supported by senior executives (and in certain cases, funded by the relevant business), (iii) incentivizing DE&I by tying bonus structure to diversity goals and metrics and (iv) launching DE&I councils at certain of our businesses that collaborate directly with senior executives to roll out DE&I training, as well to determine ways to diversify product and service experiences, attract a more diverse population of employees and invest in building diverse and equitable local communities.
Additional Information
Company Website and Public Filings
The Company maintains a website at www.iac.com. Neither the information on the Company’s website, nor the information on the website of any IAC business, is incorporated by reference into this annual report, or into any other filings with, or into any other information furnished or submitted to, the SEC.
The Company makes available, free of charge through its website, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K (including related amendments) as soon as reasonably practicable after they have been electronically filed with (or furnished to) the SEC.
Code of Ethics
The Company’s code of ethics applies to all employees (including IAC’s principal executive officers, principal financial officer and principal accounting officer) and directors and is posted on the Investor Relations section of the Company’s website at ir.iac.com under the “Code of Ethics” tab. This code of ethics complies with Item 406 of SEC Regulation S-K and the rules of The Nasdaq Stock Market LLC. Any changes to the code of ethics that affect the provisions required by Item 406 of Regulation S-K (and any waivers of such provisions of the code of ethics for IAC’s executive officers, senior financial officers or directors) will also be disclosed on IAC’s website.
Item 1A.    Risk Factors
Cautionary Statement Regarding Forward-Looking Information
This annual report on Form 10-K contains “forward‑looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The use of words such as “anticipates,” “estimates,” “expects,” “plans” and “believes,” among others, generally identify forward-looking statements. These forward-looking statements include, among others, statements relating to: IAC’s future financial performance, IAC’s business prospects and strategy, including the separation of the Vimeo business from IAC, anticipated trends and prospects in the industries in which IAC’s businesses operate and other similar matters. These forward-looking statements are based on IAC management's expectations and assumptions about future events as of the date of this annual report, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict.
Actual results could differ materially from those contained in these forward‑looking statements for a variety of reasons, including, among others, the risk factors set forth below. Other unknown or unpredictable factors that could also adversely affect IAC’s business, financial condition and results of operations may arise from time to time. In light of these risks and uncertainties, the forward‑looking statements discussed in this annual report may not prove to be accurate. Accordingly, you should not place undue reliance on these forward-looking statements, which only reflect the views of IAC management as of the date of this annual report. IAC does not undertake to update these forward‑looking statements.
Risk Factors
Risks Related to Our Business, Operations and Ownership
Marketing efforts designed to drive visitors to our various brands and businesses may not be successful or cost-effective.
Traffic building and conversion initiatives involve considerable expenditures for online and offline advertising and marketing. We have made, and expect to continue to make, significant expenditures for search engine marketing (primarily in the form of the purchase of keywords, which we purchase primarily through Google and, to a lesser extent, Microsoft and Yahoo!), online display advertising and traditional offline advertising (including television and radio campaigns) in connection with these initiatives, which may not be successful or cost-effective. Also, to continue to reach consumers and users, we will need to identify and devote more of our overall marketing expenditures to newer digital advertising channels (such as online video and other digital platforms), as well as target consumers and users via these channels. Since these channels are undeveloped and unproven relative to traditional channels (such as television), it could be difficult to assess returns on related marketing investments. Historically, we have had to increase advertising and marketing expenditures over time in order to attract and convert consumers, retain users and sustain our growth.

Our ability to market our brands and businesses on any given property or channel is subject to the policies of the relevant third party seller, publisher (including search engines and social media platforms with extraordinarily high levels of traffic and numbers of users) or marketing affiliate. As a result, we cannot assure you that these parties will not limit or prohibit us from purchasing certain types of advertising (including the purchase of advertising with preferential placement or for certain of our products and services) and/or using one or more current or prospective marketing channels in the future. If a significant marketing channel took such an action generally, for a significant period of time and/or on a recurring basis, our business, financial condition and results of operations could be adversely affected. In addition, if we fail to comply with the policies of third party sellers, publishers and/or marketing affiliates, our advertisements could be removed without notice and/or our accounts could be suspended or terminated, any of which could adversely affect our business, financial condition and results of operations.
We rely heavily on free search engine marketing to drive traffic to our properties. The display, including rankings, of search results can be affected by a number of factors, many of which are not in our direct control, and may change frequently. Search engines have made changes in the past to their ranking algorithms, methodologies and design layouts that have reduced the prominence of links to websites offering our products and services, and negatively impacted traffic to such websites, and we expect that search engines will continue to make such changes from time to time in the future. However, we may not know how (or otherwise be in a position) to influence actions of this nature taken by search engines. With respect to search results in particular, even when search engines announce the details of their methodologies, their parameters may change from time to time, be poorly defined or be inconsistently interpreted.
Our failure to respond successfully to rapid and frequent changes in the operating and pricing dynamics of search engines, as well as changing policies and guidelines applicable to keyword advertising (which may be unilaterally updated by search engines without advance notice), could adversely affect our paid and free search engine marketing efforts. Specifically, such changes could adversely affect paid listings (both their placement and pricing), as well as the ranking of links to websites offering our products and services within search results, any or all of which could increase our marketing costs (particularly if free traffic is replaced with paid traffic) and adversely affect the effectiveness of our marketing efforts overall.
Lastly, certain of our businesses also enter into various arrangements with third parties (including advertising agencies) to drive traffic to their various brands and businesses and generate leads, which arrangements are generally more cost-effective than traditional marketing efforts. If these businesses are unable to renew existing (and/or enter into new) arrangements of this nature, sales and marketing costs as a percentage of revenue would increase over the long-term, which could adversely affect our business, financial condition and results of operations. In addition, the quality and convertibility of traffic and leads generated through third party arrangements are dependent on many factors, most of which are outside of our control. If the quality and/or convertibility of traffic and leads do not meet the expectations of the users of our various products and services, paid listings providers and/or advertisers, our business, financial condition and results of operations could be adversely affected.
We rely on search engines to drive traffic to our various properties. Certain search engine operators offer products and services that compete directly with our products and services. If links to websites offering our products and services are not displayed prominently in search results, traffic to our properties could decline and our business could be adversely affected.
As discussed above, the amount of traffic we attract through search engines is due in large part to how and where information from (and links to websites offering our products and services) are displayed on search engine results pages. Certain search engine operators offer products and services that compete directly with our products and service and may change their displays or rankings in order to promote their products or services, or the products or services of one or more of our competitors. Any such action could negatively impact the search rankings of links to websites offering our products and services, or the prominence with which such links appear in search results. Our success depends on the ability of links to websites offering our products and services maintaining a prominent position in search results, and in the event operators of search engines promote their own competing products in the future in a manner that has the effect of reducing the prominence or ranking of links to websites offering our products and services, our business, financial condition and results of operations could be adversely affected.
Certain of our businesses depend upon arrangements with Google.
A meaningful portion of our consolidated revenue (and a substantial portion of our net cash from operations that we can freely access) is attributable to a services agreement with Google. Pursuant to this agreement, we display and syndicate paid listings provided by Google in response to search queries generated through the businesses within our Search segment. In exchange for making our search traffic available to Google, we receive a share of the revenue generated by the paid listings supplied to us, as well as certain other search related services. Our agreement with Google expires on March 31, 2023; provided, however, that only in September of each year, we or Google may, after discussion with the other party, terminate the services agreement, effective on September 30 of the year following the year such notice is given.

The amount of revenue we receive from Google depends on a number of factors outside of our control, including the amount Google charges for advertisements, the efficiency of Google’s system in attracting advertisers and serving up paid listings in response to search queries and parameters established by Google regarding the number and placement of paid listings displayed in response to search queries. In addition, Google makes judgments about the relative attractiveness (to advertisers) of clicks on paid listings from searches performed on our properties and these judgments factor into the amount of revenue we receive. Google also makes judgments about the relative attractiveness (to users) of paid listings from searches performed on our properties and these judgments factor into the number of advertisements that we can purchase. Changes to the amount Google charges advertisers, the efficiency of Google’s paid listings network, Google’s judgment about the relative attractiveness to advertisers of clicks on paid listings from our properties or to the parameters applicable to the display of paid listings generally could result in a decrease in the amount of revenue we receive from Google and could adversely affect our business, financial condition and results of operations. Such changes could come about for a number of reasons, including general market conditions, competition or policy and operating decisions made by Google.
Our services agreement with Google also requires that we comply with certain guidelines for the use of Google brands and services, including the Chrome browser and Chrome Web Store. These guidelines govern which of our products and applications may access Google services or be distributed through its Chrome Web Store, and the manner in which Google’s paid listings are displayed within search results across various third party platforms and products (including our properties). Our services agreement also requires that we establish guidelines to govern certain activities of third parties to whom we syndicate paid listings, including the manner in which these parties drive search traffic to their websites and display paid listings. Google may generally unilaterally update its policies and guidelines without advance notice, whether under the services agreement or otherwise, which could in turn require modifications to, or prohibit and/or render obsolete certain of our products, services and/or business practices, which could be costly to address or otherwise adversely affect our business, financial condition and results of operations. Noncompliance with Google’s guidelines by us or the third parties to whom we are permitted to syndicate paid listings or through which we secure distribution arrangements for the businesses within our Search segment could result in the suspension of some or all Google services to us (and/or the websites of our third party partners) and/or the termination of our services agreement by Google. Google has, in the past, made policy changes generally and under the services agreement, which had a negative impact on the historical and expected future results of operations of our Desktop business, and may do so in the future. In addition, in the last quarter of 2020, Google suspended services with respect to some of our Desktop products and may take continued or further action with respect to our products and businesses in the future.
The termination of our services agreement by Google, the curtailment of our rights under the services agreement (including the failure to allow our products to access Google services, whether pursuant to the terms thereof or otherwise), the failure of Google to perform its obligations under the agreement and/or policy changes implemented by Google under the services agreement or otherwise would have an adverse effect on our business, financial condition and results of operations. If any of these events were to occur, we may not be able to find another suitable alternate provider of paid listings (or if an alternate provider were found, the economic and other terms of the agreement and the quality of paid listings may be inferior relative to our arrangements with (and the paid listings supplied by) Google) or otherwise replace the lost revenues.
Our success depends, in substantial part, on our continued ability to market, distribute and monetize our products and services through search engines, digital app stores and social media platforms.
The marketing, distribution and monetization of our products and services depends on our ability to cultivate and maintain cost-effective and otherwise satisfactory relationships with search engines, digital app stores and social media platforms, in particular, those operated by Apple, Google and Facebook. These platforms could decide not to market and distribute some or all of our products and services, change their terms and conditions of use at any time (and without notice), favor their own products and services over our products and services and/or significantly increase their fees. While we expect to maintain cost-effective and otherwise satisfactory relationships with these platforms, no assurances can be provided that we will be able to do so and our inability to do so in the case of one or more of these platforms could have a material adverse effect on our business, financial condition and results of operations.
In particular, as consumers increasingly access our products and services through applications (both mobile and desktop), we increasingly depend upon the Apple App Store, Google Play Store and Google’s Chrome Web Store to distribute our mobile and desktop browser applications. Both Apple and Google have broad discretion to change their respective terms and conditions applicable to the distribution of our applications, including those relating to the amount of (and requirement to pay) certain fees associated with purchases facilitated by Apple and Google through our applications, their ability to interpret their respective terms and conditions in ways that may limit, eliminate or otherwise interfere with our ability to distribute our applications through their stores, the features that we may provide in our products and services, our ability to access information about our subscribers and users that they collect and the manner in which we market in-app products. Apple or Google could also make changes to their operating systems or payment services that could negatively affect us. No assurances can be provided that Apple and/or Google will not interpret their respective terms and conditions in the manner described above and to the extent either or both of them do so, our business, financial condition and results of operations could be adversely affected.

While some of our mobile applications are generally free to download from the Apple App and Google Play Stores, many of them are subscription-based. While we determine the prices at which these subscriptions are sold, currently, all related purchases must be processed through the in-app payment systems provided by these stores, for which we pay these stores a meaningful share (generally 30%) of the related revenue they receive. Given the increasing distribution of our mobile applications through digital app stores and strict in-app payment system requirements, we may need to offset increased digital app store fees by decreasing traditional marketing expenditures as a percentage of revenue, increasing user volume or monetization per user or engaging in other efforts to increase revenue or decrease costs generally, or our business, financial condition and results of operations could be adversely affected.
Our success depends, in part, upon the continued migration of certain markets and industries online and the continued growth and acceptance of online products and services as effective alternatives to traditional offline products and services.
Through our various businesses, we provide a variety of online products and services that continue to compete with their traditional offline counterparts. We believe that the continued growth and acceptance of online products and services generally will depend, to a large extent, on the continued growth in commercial use of the Internet (particularly abroad) and the continued migration of traditional offline markets and industries online.
For example, the success of the businesses within our ANGI Homeservices segment and our Care.com business depends, in substantial part, on the continued migration of the home services and care-related services markets online. If for any reason these markets do not migrate online as quickly as (or at lower levels than) we expect and consumers and service professionals (and subscribers and caregivers) continue, in large part, to rely on traditional offline efforts to connect with one another, our business, financial condition and results of operations could be adversely affected.
Lastly, the success of our advertising-supported businesses also depends, in part, on their ability to compete for a share of available advertising expenditures as more traditional offline and emerging media companies continue to enter the online advertising market, as well as on the continued growth and acceptance of online advertising generally. Any lack of growth in the market for online advertising could adversely affect our business, financial condition and results of operations.
Our success depends, in part, on our continued ability to develop and monetize versions of our products and services for mobile and other digital devices.
As consumers increasingly access our products and services through mobile and other digital devices (including through digital voice assistants), we will need to continue to devote significant time and resources to ensure that our products and services are accessible across these platforms (and multiple platforms generally). If we do not keep pace with evolving online, market and industry trends (including the introduction of new and enhanced digital devices and changes in the preferences and needs of consumers generally), offer new and/or enhanced products and services in response to such trends that resonate with consumers, monetize products and services for mobile and other digital devices as effectively as our traditional products and services and/or maintain related systems, technology and infrastructure in an efficient and cost-effective manner, our business, financial condition and results of operations could be adversely affected.
In addition, the success of our mobile and other digital products and services depends on their interoperability with various third party operating systems, technology, infrastructure and standards, over which we have no control. Any changes to any of these things that compromise the quality or functionality of our mobile and digital products and services could adversely affect their usage levels and/or our ability to attract consumers and advertisers, which could adversely affect our business, financial condition and results of operations.
Our success depends, in part, on the ability of ANGI Homeservices and Care.com to establish and maintain relationships with quality and trustworthy service professionals and caregivers.
We must continue to attract, retain and grow the number of skilled and reliable service professionals who can provide services across ANGI Homeservices platforms and caregivers who can provide care-related services through the Care.com platform. If we do not offer innovative products and services that resonate with consumers and service professionals (and subscribers and caregivers) generally, as well provide service professionals and caregivers with an attractive return on their marketing and advertising investments, the number of service professionals and caregivers affiliated with ANGI Homeservices and Care.com platforms, respectively, would decrease. Any such decrease would result in smaller and less diverse networks and directories of service professionals and caregivers, and in turn, decreases in service requests, pre-priced bookings and directory searches, as well as subscriber requests for caregivers, which could adversely impact our business, financial condition and results of operations.
In addition to skill and reliability, consumers and families want to work with service professionals and caregivers whom they can trust to work in their homes and with their family members and with whom they can feel safe. While there are screening processes and certain other safety-related measures in place at these businesses (which generally include certain, limited background checks) to try and prevent unsuitable service professionals and caregivers from joining and remaining on our platforms, these processes have limitations and, even with these safety measures, no assurances can be provided regarding the future behavior of any service provider or caregiver on our platforms. Inappropriate and/or unlawful behavior on the part of service professionals and caregivers generally (particularly any such behavior that compromises their trustworthiness and/or of the safety of consumers and families) could result in decreases in service requests and subscriber requests for caregivers and related care services, bad publicity and related damage to our reputation, brands and brand-building efforts and/or actions by governmental and regulatory authorities, criminal proceedings and/or litigation. The occurrence or any of these events could, in turn, adversely affect our business, financial condition and results of operations.
Our success depends, in part, on the ability of ANGI Homeservices to expand pre-priced booking services.
Through certain businesses within our ANGI Homeservices segment, we provide pre-priced booking services, pursuant to which we contract with service professionals to perform specific tasks for specific consumers at an agreed upon price. In contrast to Marketplace service requests, pursuant to which we match service professionals to consumer opportunities, through our pre-priced booking services we contract directly with a service professional to perform a contracted task at a contracted price. Increases in pre-priced bookings (which we expect to be the case over time) could reduce the level of service provider responses to service requests through the Marketplace and our directories.
In addition, while pre-priced booking services offer potentially higher profit opportunities, they also involve greater financial risk because we bear the impact of cost overruns, which could result in increased costs and expenses. For example, we could miscalculate the costs, materials and/or or time needed to complete consumer requests or consumers could provide us with inaccurate information, which could result in us charging consumers too little for contracted tasks, which in turn would result in us having to absorb the actual, higher cost for contracted tasks or risk not being able to find service professionals to perform contracted tasks at contracted rates. Our business, financial condition and results of operations could be adversely affected if our actual costs exceed the assumptions used in offering contracted tasks through our pre-priced booking services.
Our ability to engage directly with our users, subscribers, consumers, service professionals and caregivers directly on a timely basis is critical to our success.
As consumers increasingly communicate via mobile and other digital devices and messaging and social media apps, usage of email (particularly among younger consumers) has declined and we expect this trend to continue. In addition, deliverability and other restrictions could limit or prevent our ability to send emails to users, subscribers, consumers, service professionals and caregivers. A continued and significant erosion in our ability to engage with users, subscribers, consumers, service professionals and caregivers via email could adversely impact the user experience, engagement levels and conversion rates, which could adversely affect our business, financial condition and results of operations. We cannot assure you that any alternative means of communication (for example, push notifications and text messaging) will be as effective as email has been historically.
Our success depends, in part, on our ability to access, collect and use personal data about our users and subscribers.
We depend on search engines, digital app stores and social media platforms (in particular, those operated by Google, Apple and Facebook) to market, distribute and monetize our products and services. Our users and subscribers engage with these platforms directly, and in the case of digital app stores, may be subject to requirements regarding the use of their payment systems for various transactions. As a result, these platforms may receive personal data about our users and subscribers that we would otherwise receive if we transacted with our users and subscribers directly. Certain of these platforms have restricted our access to personal data about our users and subscribers obtained through their platforms. If these platforms limit or increasingly limit, eliminate or otherwise interfere with our ability to access, collect and use personal data about our users and subscribers that they have collected, our ability to identify and communicate with a meaningful portion of our user and subscriber bases may be adversely impacted. If so, our customer relationship management efforts, our ability to identify, target and reach new segments of our user and subscriber bases and the population generally, the efficiency of our paid marketing efforts, the rates we are able to charge advertisers seeking to reach users and subscribers on our various properties and our ability to develop and implement safety features, policies and procedures for certain of our products and services could be adversely affected. We cannot assure you that the search engines, digital app stores and social media platforms upon which we rely will not limit or increasingly limit, eliminate or otherwise interfere with our ability to access, collect and use personal data about our users and subscribers that they have collected. To the extent that any or all of them do so, our business, financial condition and results of operations could be adversely affected.
Mr. Diller, certain members of his family and Mr. Levin are able to exercise significant influence over the composition of IAC’s Board of Directors, matters subject to stockholder approval and/or IAC’s operations.
As of the date of this report, Mr. Diller, his spouse, Diane von Furstenberg, and his stepson, Alexander von Furstenberg, collectively held shares of Class B common stock and common stock that represented approximately 41.4% of the total outstanding voting power of IAC (based on the number of shares of common stock and Class B common stock outstanding and entitled to vote as of January 29, 2021) and they will collectively hold shares of Class B common stock and common stock representing the same percentage of the total outstanding voting power of IAC following the completion of the Spin-off as they hold immediately before the Spin-off.
As a result of IAC securities held by Mr. Diller and the members of his family described above, such individuals will be, collectively, in a position to influence (subject to IAC’s organizational documents and Delaware law), the composition of IAC’s Board of Directors and the outcome of corporate actions requiring shareholder approval, such as mergers, business combinations and dispositions of assets, among other corporate transactions. These shares are also subject to a voting agreement with Mr. Levin, IAC’s Chief Executive Officer, and will continue to be following the completion of the Spin-off. As a result of the Voting Agreement, Mr. Levin is currently in a position, subject to IAC’s organizational documents and Delaware law, to influence his election to IAC's board of directors and influence the outcome of Contingent Matters (as defined in the Voting Agreement). This concentration of investment and voting power could discourage others from initiating a potential merger, takeover or other change of control transaction that may otherwise be beneficial to IAC and its shareholders, which could adversely affect the market price of IAC securities.
In addition, the holders of the Class B common stock could sell all or a portion of those shares to a third party, which could result in the purchaser obtaining significant influence over IAC, the composition of IAC’s Board of Directors, matters subject to stockholder approval and IAC’s operations, without consideration being paid to holders of shares of common stock, and without holders of shares of common stock having a right to consent to the identity of such purchaser. Pursuant to the Voting Agreement, if any of the holders of the Class B common stock were to determine to sell shares of Class B common stock to a person other than Mr. Diller, his family members or certain entities controlled by such persons, they have agreed that they will discuss with Mr. Levin selling such shares to him before selling to any other party. See “Part I—Item 1—Equity Ownership and Vote.”
We may not freely access the cash of ANGI Homeservices and its subsidiaries.
Potential sources of cash for us include our available cash balances, net cash from the operating activities of certain of our subsidiaries and proceeds from asset sales, including marketable securities. While the ability of our operating subsidiaries to pay dividends or make other payments or advances to us depends on their individual operating results and applicable statutory, regulatory or contractual restrictions generally, in the case of ANGI Homeservices, the terms of its indebtedness limit its ability to pay dividends or make distributions, loans or advances to stockholders (including IAC) in certain circumstances. In addition, because ANGI Homeservices is a separate and distinct legal entity with public shareholders, it has no obligation to provide us with funds.
You may experience dilution with respect to your investment in IAC, and we may experience dilution with respect to our investment in ANGI Homeservices, as a result of compensatory equity awards.
We have issued various compensatory equity awards, including stock options, shares of restricted stock, stock appreciation rights and restricted stock unit awards denominated in shares of IAC common stock, as well as in the equity of certain of our consolidated subsidiaries, including ANGI Homeservices. The issuance of shares of IAC common stock in settlement of these equity awards could dilute your ownership interest in IAC. And ANGI Homeservices compensatory equity awards that are settled in shares of ANGI Homeservices could dilute our ownership interest in ANGI Homeservices. The dilution of our ownership stake in ANGI Homeservices could impact our ability, among other things, to maintain ANGI Homeservices as part of our consolidated tax group for U.S. federal income tax purposes, to effect a tax-free distribution of our ANGI Homeservices stake to IAC stockholders or to maintain control of ANGI Homeservices. As we generally have the right to maintain our level of ownership in ANGI Homeservices to the extent ANGI Homeservices issues additional shares of its capital stock in the future pursuant to an investor rights agreement, we do not intend to allow any of the foregoing to occur.
With respect to awards denominated in shares of our non-publicly traded subsidiaries, we estimate the dilutive impact of those awards based on our estimated fair value of those subsidiaries. Those estimates may change from time to time, and the fair value we determine in connection with vesting and liquidity events could lead to more or less dilution than reflected in our diluted earnings per share calculation.
The total addressable market of our Vimeo business may prove to be smaller than it expects.
While we believe, based upon internal data, that every small and midsized business and every larger enterprise will need an online video presence to succeed, the number of entities that are willing and able to pay fees for software-based video services may not be as large as our Vimeo business expects and we have not conducted research by a third party to validate its data and thesis.
Our Vimeo business may not have the right product/market fit.
Our Vimeo business depends upon attracting new subscribers and retaining existing ones. To do so, it must provide products with an attractive value proposition. Our Vimeo business may fail to do that if it:
•fails to innovate and provide new and useful features that its users and subscribers want;

•releases products that fail to reliably operate (due to bugs or service interruptions);
•releases products too late relative to competitors;
•prices its products in an uncompetitive manner; or
•fails to educate its users and subscribers about its features.
Our Vimeo business may not be able to convert its free users into subscribers.
An essential part of the strategy of our Vimeo business for attracting subscribers depends upon offering basic services for free and converting a certain portion of free users into subscribers over time. While a majority of subscribers began as free users, only a small percentage of free users become paying users over time. The ability of our Vimeo business to convert users into subscribers at this or a higher rate may not materialize if:
•the number of free users declines, which could occur due to (among other things) reduced visibility of the Vimeo brand or services;
•our Vimeo business overestimates the number of free users who have the propensity to pay due to issues with duplicative, fraudulent or spam accounts;
•free users do not repeatedly use the free product, either because they are unaware of the features our Vimeo business offers or because the features are not perceived as useful;
•our Vimeo business fails to optimize the conversion of free users by communicating the value of its subscription plans;
•our Vimeo business experiences headwinds in its international expansion due to variety of reasons, including language and cultural barriers, as well as unfavorable regulatory environments; or
•service offerings and pricing are not competitive.
If efforts to convert free users into subscribers do not succeed, our Vimeo business will have to rely more heavily on paid marketing efforts to acquire new subscribers and therefore achieve growth. Such a shift would cause our Vimeo business to incur higher costs in acquiring users, which would reduce its profits.
Our Vimeo business may not be able to scale its business effectively.
Our Vimeo business may not be able to capitalize on the market’s demand for video if it cannot scale its operations. For example, Vimeo might experience delays in onboarding new user and subscribers and responding to increased customer support tickets, and it may not be able to handle increased loads on its servers during peak times. All of these things would result in missed opportunities or user and subscriber frustration that could negatively affect user and Vimeo’s subscriber growth and retention, which could in turn adversely affect our business, financial condition and results of operations.
Our Vimeo business may experience service interruptions.
Our Vimeo business typically does not provide 100% uptime across its video services in any given month. This may be due to technical errors (bugs), human error (by employees and contractors), interruptions experienced by key vendors (such as cloud-based service or payment providers), higher than anticipated traffic and/or cyberattacks. Interruptions in key aspects of Vimeo’s video services (notably, video delivery and payment processing) could result in lost business, credits payable to subscribers with service level agreements, increased user and subscriber support tickets, remediation costs and increased subscriber churn (lost renewals). In severe cases, our Vimeo business could face litigation or reputational risk, particularly if an interruption occurs during a high-profile event. Any such interruptions and/or related effects could adversely affect our business, financial condition and results of operations.
The hosting and delivery costs borne by our Vimeo business may increase unexpectedly.
Hosting and delivery costs comprise the largest component of cost of goods sold for our Vimeo business and as a result, these costs materially influence its gross margin. These costs could increase unexpectedly if Vimeo experiences rapid growth over a short period of time (either in terms of users and subscribers or bandwidth consumed), fails to address subscribers who use more bandwidth than its plans permit (either by failing to charge them overage fees or by failing to limit their bandwidth) or fails to distribute increased bandwidth across its content delivery network (CDN) vendors in a cost-optimal manner by, for example, moving traffic to the lowest-cost provider. Vimeo may not be able to pass these costs to its subscribers, which could adversely affect our business, financial condition and results of operations.

General Risk Factors
Our businesses operate in especially competitive and evolving industries.
The industries in which our brands and businesses operate are competitive, with a consistent and growing stream of new products and entrants. Some of our competitors may enjoy better competitive positions in certain geographical areas, user demographics and/or other key areas that we currently serve or may serve in the future. Generally (and particularly in the case of the businesses within our ANGI Homeservices segment), we compete with search engine providers and online marketplaces that can market their products and services online in a more prominent and cost-effective manner than we can. We also generally compete with social media platforms with access to large existing pools of potential users and their personal information, which means these platforms can drive visitors to their products and services, as well as better tailor products and service to individual users, at little to no cost relative to our efforts. Any of these advantages could enable our competitors to offer products and services that are more appealing to consumers than our products and services, respond more quickly and/or cost effectively than we do to evolving market opportunities and trends and/or display their own integrated or related products and services in a more prominent manner than our products and services in search results, which could adversely affect our business, financial condition and results of operations.
In addition, costs to switch among products and services are low or non-existent and consumers generally have a propensity to try new products and services (and use multiple products and services simultaneously). As a result, we expect the continued emergence of new products and services, entrants and business models in the various industries in which its brands and businesses operate. Our inability to continue to innovate and compete effectively against new products, services and competitors could result in decreases in the size and levels of engagement of our various user and subscriber bases, which could adversely affect our business, financial condition and results of operations.
Our businesses are sensitive to general economic events or trends, particularly those that adversely impact advertising spending levels and consumer confidence and spending behavior.
A significant portion of our consolidated revenue (and a substantial portion of our net cash from operations that we can freely access), is attributable to online advertising, primarily revenue from the businesses within our Dotdash and Search segments. Accordingly, events and trends that result in decreased advertising expenditures and/or levels of consumer confidence and discretionary spending could adversely affect our business, financial condition and results of operations.
Similarly, the businesses within our ANGI Homeservices segment are particularly sensitive to events and trends that could result in consumers delaying or foregoing home services projects (including difficulties obtaining financing for such projects) and service professionals being less likely to pay for consumer matches, pre-priced bookings, Marketplace subscriptions and/or time-based advertising, which could result in decreases in Marketplace service requests, pre-priced bookings and directory searches. Any such decreases could result in turnover at the Marketplace and/or any ANGI Homeservices directories, adversely impact the number and quality of service professionals at the Marketplace and in any ANGI Homeservices directories and/or adversely impact the reach of (and breath of services offered through) the Marketplace and ANGI Homeservices directories, any or all of which could adversely affect our business, financial condition and results of operations. Also, negative changes in capital markets could adversely impact the ability of the third party with which ANGI Homeservices has contracted to offer a consumer financing option through the HomeAdvisor Pro-Pay App to fulfill its obligations, which could adversely impact the launch and ongoing rollout of this option, and in turn, our business, financial condition and results of operations.
Our success depends, in part, on our ability to build, maintain and/or enhance our various brands.
Through our various businesses, we own and operate a number of widely known consumer brands with strong brand appeal and recognition within their respective markets and industries, as well as a number of emerging brands that we are in the process of building. We believe that our success depends, in large part, on our continued ability to maintain and enhance our established brands, as well as build awareness of (and loyalty to) our emerging brands. Events that could adversely impact our brands and brand-building efforts include (among others): product and service quality concerns, consumer complaints or lawsuits, lack of awareness of the policies of our various businesses and/or how they are applied in practice, our failure to respond to user, service professional and caregiver feedback, ineffective advertising, inappropriate and/or unlawful actions taken by users, service professionals and caregivers, actions taken by governmental or regulatory authorities, data protection and security breaches and related bad publicity. The occurrence or any of these events could, in turn, adversely affect our business, financial condition and results of operations.
The global outbreak of COVID-19 and other similar outbreaks could adversely affect our business, financial condition and results of operations.
Our business could be materially and adversely affected by the outbreak of a widespread health epidemic or pandemic, including the continuing outbreak of the coronavirus (COVID-19), which has been declared a “pandemic” by the World Health Organization. The continuing outbreak of COVID-19 has caused a widespread global health crisis, and governments in affected regions have implemented measures designed to curb its spread, such as social distancing, government-imposed quarantines and lockdowns, travel bans and other public health safety measures. These measures have resulted in significant social disruption and have had (and are likely to continue to have) an adverse effect on economic conditions generally, advertising expenditures and consumer confidence and spending, all of which could have an adverse effect on our business, financial condition and results of operations.
Since the initial outbreak, the impact of COVID-19 on our businesses has varied from business to business and from month to month. To date, demand for certain of our products and services and advertising rates have generally decreased and, despite increased service requests at our ANGI Homeservices business, the limited ability of service professionals to fulfill these requests as a result of labor and material constraints has negatively impacted the ability of ANGI Homeservices to monetize these requests. ANGI Homeservices continued to experience strong demand for home services in the second half of 2020. Also, to date our Vimeo business has seen strong revenue growth as the demand for communication via video has increased due to the pandemic. Lastly, certain of our advertising-supported businesses experienced a decline in revenue due, in part, to decreased advertising due to COVID-19, and we recorded impairments during the fiscal year ended December 31, 2020 related to our desktop business and certain securities (see “Item 7— Management’s Discussion and Analysis of Financial Condition and Results of Operations —Overview—Consolidated and Combined Results”).
In addition, the United States and Europe, which are the first and second largest markets for our products and services, respectively, experienced significant resurgences of COVID-19, with record levels of infection being reported during the fourth quarter of 2020 and continuing into the first quarter of 2021. These resurgences and government-imposed measures to control the spread of COVID-19 continue to adversely impact our ability to conduct ordinary course business activities for the foreseeable future and could adversely impact employee productivity and increase operating costs. Moreover, we may also experience business disruption if the ordinary course operations of our contractors, vendors and/or business partners are adversely affected. Any of these measures could adversely affect our business, financial condition and results of operations.
The extent to which developments related to COVID-19 and measures designed to curb its spread continue to impact our business, financial condition and results of operations will depend on future developments, all of which are highly uncertain and many of which are beyond our control, including the speed of contagion, the development and implementation of effective preventative measures and possible treatments, the scope of governmental and other restrictions on travel, discretionary services and other activity, and public reactions to these developments. For example, these developments and measures have resulted in rapid and adverse changes to the operating environment in which we do business, as well as significant uncertainty concerning the near and long term economic ramifications of the COVID-19 outbreak, which have adversely impacted our ability to forecast our results and respond in a timely and effective manner to trends related to COVID-19. The longer the global outbreak and measures designed to curb the spread of COVID-19 continue to adversely affect levels of consumer confidence, discretionary spending and the willingness of consumers to interact with other consumers, vendors and service providers face-to-face (and in turn, adversely affect demand for our various products and services), the greater the adverse impact is likely to be on our business, financial condition and results of operations and the more limited our ability will be to try and make up for delayed or lost revenues.
The COVID-19 outbreak may also have the effect of heightening many of the other risks described in this report and we will continue to evaluate the nature and extent of the impact of the COVID-19 outbreak on our business, financial condition and results of operations.
Furthermore, because COVID-19 did not begin to impact IAC’s results until late in the first quarter of 2020, any current or future impacts may not be directly comparable to any historical periods and are not necessarily indicative of any future impacts that COVID-19 may have on IAC’s results. The impact of COVID-19 on IAC’s revenues and expenses may also fluctuate differently over the duration of the pandemic.
We may not be able to protect our systems, technology and infrastructure from cyberattacks and cyberattacks experienced by third parties may adversely affect us.
We are regularly under attack by perpetrators of malicious technology-related events, such as botnets, malware or other destructive or disruptive software, distributed denial of service attacks, phishing, attempts to misappropriate user information and account login credentials and other similar malicious activities. The incidence of events of this nature (or any combination thereof) is on the rise worldwide. While we continuously develop and maintain systems designed to detect and prevent events of this nature from impacting our systems, technology, infrastructure, products, services and users, have invested (and continue to invest) heavily in these efforts and related personnel and training and deploy data minimization strategies (where appropriate), these efforts are costly and require ongoing monitoring and updating as technologies change and efforts to overcome preventative security measures become more sophisticated. Despite these efforts, some of our systems have experienced past security incidents, none of which had a material adverse effect on our business, financial condition and results of operations, and we could experience significant or material events of this nature in the future.

Any event of this nature that we experience could damage our systems, technology and infrastructure and/or those of our users, prevent us from providing our products and services, compromise the integrity of our products and services, damage our reputation, erode our brands and/or be costly to remedy, as well as subject us to investigations by regulatory authorities, fines and/or litigation that could result in liability to third parties. Even if we do not experience such events firsthand, the impact of any such events experienced by third parties upon which we rely and with which we contract for various products and services could have a similar effect. No assurances can be provided that we will not experience future events involving third party service providers that could adversely affect our business, financial conditions and results of operations in a significant or material manner. We may not have adequate insurance coverage to compensate for losses resulting from any of these events. If we (or any third party with which we do business or otherwise rely upon) experience(s) an event of this nature, our business, financial condition and results of operations could be adversely affected.
If personal, confidential or sensitive user information is breached or otherwise accessed by unauthorized persons, it may be costly for us to mitigate and our reputation could be harmed.
We receive, process, store and transmit a significant amount of personal, confidential and/or sensitive user and subscriber information and, in the case of certain of our products and services, enable users and subscribers to share their personal information with each other. While we continuously develop and maintain systems designed to protect the security, integrity and confidentiality of this information (and only engage third-parties to store this information who do the same), we cannot guarantee that inadvertent or unauthorized use or disclosure will not occur or that third parties will not gain unauthorized access to this information. When such events occur, we may not be able to remedy them, we may be required by law to notify regulators and impacted individuals and it may be costly for us to mitigate the impact of such events and to develop and implement protections to prevent future events of this nature from occurring. When breaches of security (our security or that of any third party we engage to store such information) occur, we could face governmental enforcement actions, significant fines, litigation (including consumer class actions) and the reputation of our brands and businesses could be harmed, any or all of which could adversely affect our business, financial condition and results of operations. In addition, if any of the search engines, digital app stores or social media platforms through which we market, distribute and monetize our products and services were to experience a breach, third parties could gain unauthorized access to personal data about our users and subscribers, which could indirectly harm the reputation of our brands and businesses and, in turn, adversely affect our business, financial condition and results of operations.
The processing, storage, use and disclosure of personal data could give rise to liabilities and increased costs.
We receive, transmit and store a large volume of personal information and other user and subscriber data (including private content, such as videos and correspondence) in connection with the processing of search queries, the provision of online products and services generally and the display of advertising on our various properties. The manner in which we share, store, use, disclose and protect this information is determined by the respective privacy and data security policies of our various businesses, as well as federal, state and foreign laws and regulations and evolving industry standards and practices, which are changing, and in some cases, inconsistent and conflicting and subject to differing interpretations. In addition, new laws, regulations, standards and practices of this nature are proposed and adopted from time to time. For a description of laws, regulations and rules concerning the processing, storage and use of disclosure of personal data, see “Item 1—Business—Description of IAC Businesses— Government Regulation.”
While we believe that we comply with applicable privacy and data protection policies, laws and regulations and industry standards and practices in all material respects, we could still be subject to claims of non-compliance that we may not be able to successfully defend and/or may result in significant fines and penalties. Moreover, any non-compliance or perceived non-compliance by us (and/or any third party we engage) or any compromise of security that results in unauthorized access to (or use or transmission of) personal information could result in a variety of claims against us, including governmental enforcement actions, significant fines, litigation (including consumer class actions), claims of breach of contract and indemnity by third parties and adverse publicity. When such events occur, our reputation could be harmed and the competitive positions of our various brands and businesses could be diminished, which could adversely affect our business, financial condition and results of operations. Additionally, to the extent multiple U.S. state-level (or European Union member-state level) laws are introduced with inconsistent or conflicting standards and there is no federal or European Union regulation to preempt such laws, compliance could be even more difficult to achieve and our potential exposure to the risks discussed above could increase.
Lastly, ongoing compliance with existing (and compliance with future) privacy and data protection laws worldwide could be costly. The devotion of significant costs to compliance (versus to the development of products and services) could result in delays in the development of new products and services, us ceasing to provide problematic products and services in existing jurisdictions and us being prevented from introducing products and services in new and existing jurisdictions, any or all of which could adversely affect our business, financial condition and results of operations.

Our success depends, in part, on the integrity, quality, efficiency and scalability of our systems, technology and infrastructure, and those of third parties.
We rely on our systems, technology and infrastructure to perform well on a consistent basis. From time to time in the past, we have experienced (and in the future we may experience) occasional interruptions that make some or all of this framework and related information unavailable or that prevent us from providing products and services; any such interruption could arise for any number of reasons. We also rely on third party data center service providers and cloud-based, hosted web service providers, as well as third party computer systems and a variety of communications systems and service providers in connection with the provision of our products and services generally, as well as to facilitate and process certain payment and other transactions with users. We have no control over any of these third parties or their operations and the interruption of any of the services provided by these parties could prevent us from accessing user and subscriber information and providing products and services.
The framework described above could be damaged or interrupted at any time due to fire, power loss, telecommunications failure, natural disasters, acts of war or terrorism, acts of God and other similar events or disruptions. Any event of this nature could prevent us from providing our products and services at all (or result in the provision of our products on a delayed or interrupted basis) and/or result in the loss of critical data. While we and the third parties upon whom we rely have certain backup systems in place for certain aspects of our and their respective frameworks, none of these frameworks are fully redundant and disaster recovery planning is not sufficient for all eventualities. In addition, we may not have adequate insurance coverage to compensate for losses from a major interruption. When such damages, interruptions or outages occur, our reputation could be harmed and the competitive positions of our various brands and businesses could be diminished, any or all of which could adversely affect our business, financial condition and results of operations.
We also continually work to expand and enhance the efficiency and scalability of our framework to improve the consumer experience, accommodate substantial increases in the number of visitors to our various platforms, ensure acceptable load times for our various products and services and keep up with changes in user and subscriber preferences. If we do not do so in a timely and cost-effective manner, user and subscribers experiences and demand across our brands and businesses could be adversely affected, which could adversely affect our business, financial condition and results of operations.
We depend on our key personnel.
Our future success will depend upon our continued ability to identify, hire, develop, motivate and retain highly skilled, diverse and talented individuals worldwide, particularly in the case of senior management. Competition for well-qualified employees across IAC and its various businesses has been (and will continue to be) intense and we must attract new (and retain existing) employees to compete effectively. While we have established programs to attract new (and retain existing) employees, we may not be able to attract new (or retain existing) key and other employees in the future. In addition, if we do not ensure the effective transfer of knowledge to successors and smooth transitions (particularly in the case of senior management) across our various businesses, our business, financial condition and results of operations could be adversely affected.
Risks Relating to the Spin-off and IAC Securities Following the Spin-off
The Spin-off may be abandoned by IAC at any time prior to completion, and is subject to certain closing conditions that, if not satisfied or waived, will result in the Spin-off not being completed. If the Spin-off is not completed, the market price of IAC securities may decline.
The IAC board of directors may abandon the Spin-off at any time prior to completion. In addition, the completion of the Spin-off is subject to the satisfaction (or waiver) of a number of conditions, including the receipt of certain approvals from IAC stockholders and the final approval of the IAC board of directors. Some of the conditions to the completion of the Spin-off are outside of the control of IAC and New Vimeo. If any condition to the closing of the Spin-off is not satisfied or waived, or if the IAC board of directors otherwise determines to abandon the Spin-off, the Spin-off will not be completed.
The impact of the COVID-19 pandemic and the resulting social and economic disruption may increase the risk that one or more of the closing conditions will not be satisfied and the Spin-off will not occur or that the completion of the Spin-off will be significantly delayed.
If IAC and New Vimeo do not complete the Spin-off, the market price of IAC securities may fluctuate to the extent that the current market prices of those shares reflect a market assumption that the Spin-off will be completed. IAC will also be obligated to pay certain legal and accounting fees and related expenses in connection with the Spin-off, whether or not the Spin-off is completed. In addition, each of IAC and its Vimeo business has expended, and will continue to expend, significant management resources in an effort to complete the Spin-off. If the Spin-off is not completed, IAC and its Vimeo business will have incurred significant costs, including the diversion of management resources, for which they will have received little or no benefit.

IAC and New Vimeo may be unable to achieve some or all of the benefits that they expect to achieve through the Spin-off.
IAC and New Vimeo may be unable to achieve the full strategic and financial benefits expected to result from the Spin-off, or such benefits may be delayed or may never occur at all. The Spin-off is expected to provide the following benefits, among others:
•enabling each of IAC and New Vimeo to adopt a capital structure and to make investments best suited for their own respective objectives and needs, including allowing New Vimeo to raise equity capital without the constraint of investment considerations at the IAC level;
•creating a “pure play” New Vimeo equity currency in order to facilitate capital raising, strategic acquisitions and employee compensation;
•the potential increase in the aggregate equity value of the two companies, including by permitting New Vimeo to develop an investor base that focuses on companies similar to its business;
•increasing transparency at each of IAC and New Vimeo, including by allowing each business to be covered by equity analysts who specialize in their respective industries; and
•enhancing IAC’s ability to focus on building the scale of its remaining businesses and improving alignment among those businesses through the separation of its Vimeo business, which, as a “software as a service” company, does not currently align with the operating model of IAC’s other businesses.
IAC and New Vimeo may not achieve these or other anticipated benefits for a variety of reasons, including, among others: (i) the possibility that the Spin-off will be abandoned prior to completion, or will otherwise not be completed, (ii) the possibility that IAC’s non-Vimeo businesses will not be successful, and that IAC will not succeed in identifying new profitable acquisitions or other opportunities or in developing its existing businesses, (iii) the fact that IAC and New Vimeo will be more susceptible to market fluctuations and other adverse events following the consummation of the Spin-off, (iv) the risk of litigation, injunctions or other legal proceedings relating to the Spin-off, (v) the Spin-off will require significant amounts of management time and effort, which may divert management attention from operating and growing the respective businesses of IAC and New Vimeo and (vi) the other actions required to separate the respective businesses of IAC and New Vimeo prior to closing could disrupt the respective operations of IAC and New Vimeo. If IAC and New Vimeo fail to achieve some or all of the benefits expected to result from the Spin-off, or if such benefits are delayed, the business, financial condition and results of operations of IAC and/or New Vimeo could be materially and adversely affected.
Following the Spin-off, the financial profile of each of IAC and New Vimeo will change, and each will be a smaller, less diversified company than IAC prior to the Spin-off.
The Spin-off will result in each of IAC and New Vimeo being smaller, less diversified companies with more limited businesses, which in New Vimeo’s case will be concentrated in its industry, than IAC prior to the Spin-off. As a result, each of IAC and New Vimeo may be more vulnerable to changing market conditions, which could have a material adverse effect on their respective business, financial condition and results of operations and may subject them to increased volatility.
If the Spin-off were to fail to qualify as a transaction that is generally tax-free for U.S. federal income tax purposes, IAC, New Vimeo and their respective stockholders could suffer material adverse consequences.
The completion of the Spin-off is conditioned upon, among other things, the receipt of a tax opinion from IAC’s outside counsel to the effect that the Spin-off will qualify as a “reorganization” within the meaning of Sections 368(a)(1)(D) and 355(a) of the Internal Revenue Code of 1986, as amended (the “Code”).
This tax opinion will be based upon and rely on, among other things, various facts and assumptions, as well as certain representations, statements and undertakings of IAC and New Vimeo, including those relating to the past and future conduct of IAC and New Vimeo. If any of these representations, statements or undertakings is (or becomes) inaccurate or incomplete, or if any of the representations or covenants contained in any of the transaction-related agreements and documents or in any document relating to the tax opinion are inaccurate or not complied with by IAC or New Vimeo, the tax opinion may be invalid and the conclusions reached therein could be jeopardized.
Notwithstanding our receipt of the tax opinion, no assurances can be provided that the U.S. Internal Revenue Service (the “IRS”) will agree that the Spin-off qualifies for tax-free treatment for U.S. federal income tax purposes or that a court would not sustain a challenge to this treatment. In the event the IRS were to prevail with such a challenge, IAC and New Vimeo and their respective stockholders could suffer material adverse consequences.
If the Spin-off did not qualify as a tax-free transaction for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Code, IAC would recognize a taxable gain as if it had sold the New Vimeo stock in a taxable sale for its fair market value. In such case, IAC stockholders who receive New Vimeo common stock in the Spin-off would be subject to tax as if they had received a taxable distribution equal to the fair market value of such shares. Even if the Spin-off were otherwise to qualify as a tax-free transaction under Sections 355(a) and 368(a)(1)(D) of the Code it may result in taxable gain to IAC (but not its stockholders) under Section 355(e) of the Code if the Spin-off were deemed to be part of a plan (or series of related transactions) pursuant to which one or more persons acquire, directly or indirectly, shares representing a 50 percent or greater interest (by vote or value) in IAC or New Vimeo within two years before or after the Spin-off.
IAC and New Vimeo will be parties to a tax matters agreement, pursuant to which, among other things, each of them will be responsible for certain tax liabilities and obligations following the Spin-off. In addition, pursuant to the agreement, New Vimeo will generally be required to indemnify IAC for any taxes resulting from the failure of the Spin-off to qualify for the intended tax-free treatment (and related amounts) to the extent that the failure to so qualify is attributable to: (i) an acquisition of all or a portion of the equity securities or assets of New Vimeo, whether by merger or otherwise (and regardless of whether New Vimeo participated in or otherwise facilitated the acquisition), (ii) certain other actions or inactions on the part of New Vimeo or (iii) any of the representations or undertakings made by New Vimeo in any of the transaction- related agreements and documents or in any documents relating to the tax opinion being incorrect or violated.
After the Spin-off, actual or potential conflicts of interest may develop between the management and directors of IAC, on the one hand, and the management and directors of New Vimeo, on the other hand, or between management and directors of either entity and the management and directors of Expedia Group, Inc. or Match Group, Inc.

After the completion of the Spin-off, the management and directors of IAC and New Vimeo may own both IAC capital stock and New Vimeo capital stock, and the parties anticipate that certain members of IAC’s senior management team may be directors of New Vimeo after the completion of the Spin-Off. This overlap could create (or appear to create) potential conflicts of interest when directors and executive officers of New IAC and New Vimeo face decisions that could have different implications for IAC and New Vimeo. For example, potential conflicts of interest could arise in connection with the resolution of any dispute between IAC and New Vimeo regarding terms of the agreements governing the Spin-off and the relationship between IAC and New Vimeo thereafter or any commercial agreements between the parties or their affiliates. Potential conflicts of interest could also arise if IAC and New Vimeo enter into any commercial arrangements in the future. Actual or potential conflicts of interest may also develop as a result of officers or directors of IAC and/or New Vimeo who are also officers or directors of Expedia Group, Inc. or Match Group, Inc.
The aggregate value of the IAC and New Vimeo securities that current holders of IAC capital stock receive in the Spin-off might be less than the value of the IAC securities that they held before the Spin-off.
If IAC completes the Spin-off, holders of IAC capital stock as of immediately prior to the Spin-off will receive a combination of shares of IAC capital stock and New Vimeo capital stock. The prices at which shares of IAC securities and/or New Vimeo securities may trade at post-Spin-off are unpredictable. Therefore, the combined market value of one share of IAC common stock and a to be determined number of shares of New Vimeo common stock post-Spin-off may be less than, equal to or greater than the market value of one share of IAC common stock prior to the Spin-off.
Additionally, the value of IAC securities and/or New Vimeo securities may be negatively impacted by a number of factors, after the completion of the Spin-off. Some of these matters are described in these risk factors and others may or may not have been identified by IAC or New Vimeo prior to the completion of the Spin-off, and many of them are not within the control of IAC or New Vimeo. Should any adverse circumstances, facts, changes or effects come to pass, the combined value of the IAC and New Vimeo securities could be less than the value of IAC securities before the Spin-off.
Substantial sales of IAC common stock following the Spin-off, or the perception that such sales might occur, could depress the market price of IAC common stock, which is already expected to be lower than the pre-Spin-off market price of IAC common stock due to IAC no longer having any ownership interest in its Vimeo business.
The post-Spin-off market price of IAC common stock is expected to be lower than the pre-Spin-off market price of IAC common stock, as IAC will no longer have an ownership interest in its Vimeo business. In addition, the smaller size and different investment characteristics of IAC may not appeal to the current investor base of IAC and/or could result in less equity analyst coverage, which could result in sales of substantial amounts of IAC common stock in the public market following the Spin-off, or the perception that such sales might occur. There is no assurance that there will be sufficient buying interest to offset any such sales, and, accordingly, the price of IAC common stock may be depressed by those sales and have periods of volatility.
After the Spin-off, financial institutions could remove IAC securities from investment indices. In addition, IAC securities may not meet the investment guidelines of institutional investors. In either case, these factors could negatively impact the price of IAC securities and could impair the ability of IAC to raise capital through the sale of securities.
Some holders of IAC securities are index funds tied to stock exchange and/or other stock or investment indices, or are institutional investors bound by various investment guidelines. Companies are generally selected for investment indices, and in some cases selected by institutional investors, based on factors such as market capitalization, industry, trading liquidity and financial condition. The Spin-off will reduce IAC’s market capitalization. As a result, one or more investment indices may remove IAC securities from their indices. In addition, IAC securities that are received in the Spin-off may not meet the investment guidelines of some institutional investors. Consequently, these index funds and institutional investors may have to sell some or all of the securities they receive in the Spin-off, and the prices of IAC securities may fall as a result. Any such decline could impair the ability of IAC to raise capital through future sales of securities.
Item 1B.    Unresolved Staff Comments
Not applicable.
Item 2.    Properties
IAC believes that the facilities for its management and operations are generally adequate for its current and near-term future needs. IAC’s facilities, most of which are leased by IAC’s businesses in various cities and locations in the United States and various jurisdictions abroad, generally consist of executive and administrative offices, operations centers, data centers and sales offices.
IAC believes that its principal properties, whether owned or leased, are currently adequate for the purposes for which they are used and are suitably maintained for these purposes. IAC does not anticipate any future problems renewing or obtaining suitable leases on commercially reasonable terms for any of its principal businesses. IAC’s approximately 202,500 square foot corporate headquarters in New York, New York houses offices for IAC corporate and various IAC businesses within the following segments: Vimeo, Search and Emerging & Other.
Item 3.    Legal Proceedings
In the ordinary course of business, the Company and its subsidiaries are (or may become) parties to litigation involving property, personal injury, contract, intellectual property and other claims, as well as stockholder derivative actions, class action lawsuits and other matters. The amounts that may be recovered in such matters may be subject to insurance coverage. The litigation matters described below involve issues or claims that may be of particular interest to our stockholders, regardless of whether any of these matters may be material to our financial position or operations based upon the standard set forth in the rules of the Securities and Exchange Commission.
Tinder Optionholder Litigation against IAC and Match Group
On August 14, 2018, ten then-current and former employees of Match Group, LLC or Tinder, Inc. (“Tinder”), an operating business of Match Group, filed a lawsuit in New York state court against IAC and Match Group. See Sean Rad et al. v. IAC/InterActiveCorp and Match Group, Inc., No. 654038/2018 (Supreme Court, New York County). The complaint alleges that in 2017, the defendants: (i) wrongfully interfered with a contractually established process for the independent valuation of Tinder by two investment banks, resulting in a substantial undervaluation of Tinder and a consequent underpayment to the plaintiffs upon exercise of their stock options, and (ii) then wrongfully merged Tinder into Match Group, thereby depriving the plaintiffs of their contractual right to later valuations of Tinder on a stand‑alone basis. The complaint asserts claims for breach of contract, breach of the implied covenant of good faith and fair dealing, unjust enrichment, interference with contractual relations (as against Match Group only), and interference with prospective economic advantage, and seeks compensatory damages in the amount of at least $2 billion, as well as punitive damages. On August 31, 2018, four plaintiffs who were still employed by Match Group filed a notice of discontinuance of their claims without prejudice, leaving the six former employees as the remaining plaintiffs.
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

On June 3, 2019, the defendants filed a second motion to dismiss and for other relief based upon certain provisions of the plaintiffs’ agreement with a litigation funding firm; the plaintiffs opposed the motion, which remains pending. On July 15, 2019, the defendants filed an answer denying the material allegations of the complaint, as well as counterclaims against former Tinder CEO Sean Rad for breach of contract and unjust enrichment based upon his alleged misappropriation of confidential company information. On September 13, 2019, the defendants filed an amended answer and counterclaims, adding claims based on Rad’s alleged unauthorized recording of conversations with company employees. On November 21, 2019, the defendants filed a second amended answer and counterclaims, adding claims based on Rad’s alleged unauthorized destruction of company information and breach of his non-solicitation obligations. On January 30, 2020, the parties participated in a mediation that did not result in the resolution of the matter.
Document discovery in the case is substantially complete; deposition discovery, which had been on hiatus in light of the COVID-19 pandemic, is nearing completion. On July 12, 2020, the four individuals who earlier had discontinued their claims in the lawsuit commenced separate arbitration proceedings against IAC and Match Group before the American Arbitration Association in California, asserting the same claims and seeking the same relief as the six remaining plaintiffs in the lawsuit. On September 14, 2020, the defendants filed a motion to stay the trial in the New York action in favor of the California arbitration; the plaintiffs opposed the motion. On November 16, 2020, the court denied the motion. The court has provisionally scheduled the New York action for trial commencing on November 8, 2021.
In the California arbitration, on December 8, 2020, the claimants filed a motion to stay the proceedings in favor of the New York lawsuit; the respondents opposed the motion. On December 22, 2020, the respondents requested permission to file a motion for summary judgment on the claims arising out of the merger of Tinder into Match Group; the claimants opposed the request. On January 28, 2021, the arbitrator issued a decision and order: (i) denying the claimants’ motion to stay the proceedings, (ii) granting the respondents’ request to file a motion for summary judgment on the merger claims, provided that the motion await the close of fact discovery in the New York lawsuit, and (iii) setting a provisional hearing date of February 7, 2022.
IAC believes that the allegations against it in the New York lawsuit and the California arbitration are without merit and will continue to defend vigorously against them.
Pursuant to the Transaction Agreement (as defined in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—MTCH Separation”), Match Group has agreed to indemnify the Company for matters relating to any business of Match Group, including indemnifying the Company for costs related to the matter described above.
Shareholder Litigation Arising Out of the Separation of Match Group from IAC
On June 24, 2020, a shareholder class action and derivative lawsuit was filed in Delaware state court against then IAC/InterActiveCorp (now Match Group, Inc.), then IAC Holdings, Inc. (now IAC/InterActiveCorp), IAC’s Chairman and Senior Executive. Barry Diller, former Match Group (as a nominal defendant only), and the ten members of former Match Group’s Board of Directors at the time of the MTCH Separation (as defined in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—MTCH Separation”), challenging, on behalf of a putative class of then Match Group public shareholders, the agreed-upon terms of the MTCH Separation. See David Newman v. IAC/InterActiveCorp et al., No. 2020-0505 (Delaware Chancery Court). The gravamen of the complaint is that the terms of the MTCH Separation are unfair to former Match Group and unduly beneficial to IAC as a result of undue influence by IAC and Mr. Diller over the then Match Group directors who unanimously approved the transaction. The complaint asserts direct and derivative claims for: (i) breach of fiduciary duty against IAC and Mr. Diller as former controlling shareholders of Match Group, (ii) breach of fiduciary duty against the Match Group directors who unanimously approved the MTCH Separation, (iii) breach of contract (i.e., a provision of former Match Group’s charter), (iv) breach of the implied covenant of good faith and fair dealing, and (v) tortious interference with contract against IAC. The complaint seeks various declarations and damages in an unspecified amount. On September 24, 2020, the defendants filed motions to dismiss the complaint.
On January 8, 2021, instead of responding to the motions to dismiss, the plaintiff, joined by another plaintiff, Boilermakers National Annuity Trust, filed an amended complaint. In addition, on January 7, 2021, another complaint challenging the MTCH separation was filed against substantially the same defendants in the same court. See Construction Industry & Laborers Joint Pension Trust for Southern Nevada Plan A v. IAC/InterActiveCorp et al. (Delaware Chancery Court). The two cases have been consolidated under the caption In re Match Group, Inc. Derivative Litigation, No. 2020-0505. In light of the competing complaints, the court has scheduled a hearing for March 9, 2021 to determine who will serve as lead plaintiff(s) and lead counsel for the plaintiff(s) in this litigation.
IAC believes that the allegations in this litigation are without merit and will continue to defend vigorously against them.

Shareholder Litigation Regarding the Proposed Vimeo Spin-off
On January 22, 2021, a putative shareholder class action was filed in New York state court against IAC and the members of IAC’s board of directors. See Dean Drulias v. Joseph Levin et al., No. 650504/2021 (Supreme Court, New York County). The gravamen of the complaint is that the Company’s proposed spin-off of its Vimeo subsidiary is being driven by IAC’s controlling shareholder, Chairman and Senior Executive Barry Diller, allegedly in order to: (i) generate additional cash for IAC to invest in the gaming industry, (ii) decrease IAC’s stock price to facilitate additional share purchases by Mr. Diller and (iii) generate additional cash for Mr. Diller without diluting his controlling interest in IAC. The complaint also asserts claims under Delaware law against IAC’s board of directors for breach of fiduciary duty on account of its approval of the Spin-off and against IAC and its board of directors for their respective failures to include certain allegedly material information in the Company’s proxy materials related to the proposed transaction. The complaint seeks damages in an unspecified amount, as well as an order requiring the Company to include additional disclosures in the proxy materials related to the proposed transaction. IAC believes that the allegations in this lawsuit are without merit and will defend vigorously against them.
Item 4.    Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market for Registrant’s Common Equity and Related Stockholder Matters
IAC common stock is quoted on the Nasdaq Global Select Market (“NASDAQ”) under the ticker symbol “IAC.” There is no established public trading market for IAC Class B common stock.
As of January 29, 2021, there were approximately 1,000 holders of record of the Company’s common stock and four holders of record (trusts for the benefit of Mr. Diller and/or certain members of his family) of the Company’s Class B common stock. Because the substantial majority of the outstanding shares of IAC common stock are held by brokers and other institutions on behalf of shareholders, IAC is not able to estimate the total number of beneficial holders represented by these record holders.
Dividends
We do not currently expect that any cash or other dividends will be paid to holders of our common or Class B common stock in the near future. Any future cash dividend or other dividend declarations are subject to the determination of IAC’s Board of Directors.
Unregistered Sales of Equity Securities
During the quarter ended December 31, 2020, the Company did not issue or sell any shares of its common stock or other equity securities pursuant to unregistered transactions.
Issuer Purchases of Equity Securities
The Company did not purchase any shares of its common stock during the quarter ended December 31, 2020. As of that date, 8,036,226 shares of IAC common stock remained available for repurchase under the Company’s previously announced June 2020 repurchase authorization. The Company may repurchase shares pursuant to this repurchase authorization over an indefinite period of time in the open market and in privately negotiated transactions, depending on those factors IAC management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.
Item 6.    Selected Financial Data
Not required.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
MTCH Separation:
On December 19, 2019, IAC/InterActiveCorp ("Old IAC") entered into a Transaction Agreement (as amended as of April 28, 2020 and June 22, 2020, the "Transaction Agreement") with Match Group, Inc. ("Old MTCH"), IAC Holdings, Inc. ("New IAC" or the "Company"), a direct wholly owned subsidiary of Old IAC, and Valentine Merger Sub LLC, an indirect wholly owned subsidiary of Old IAC. On June 30, 2020, the businesses of Old MTCH were separated from the remaining businesses of Old IAC through a series of transactions that resulted in the pre-transaction stockholders of Old IAC owning shares in two, separate public companies—(1) Old IAC, which was renamed Match Group, Inc. ("New Match") and which owns the businesses of Old MTCH and certain Old IAC financing subsidiaries, and (2) New IAC, which was renamed IAC/InterActiveCorp, and which owns Old IAC's other businesses—and the pre-transaction stockholders of Old MTCH (other than Old IAC) owning shares in New Match. This transaction is referred to as the "MTCH Separation."
Spin-off:
On December 22, 2020, IAC announced that its Board of Directors approved a plan to spin-off its full stake in Vimeo to IAC shareholders. IAC's Vimeo business will be separated from the remaining businesses of IAC through a series of transactions (which we refer to as the “Spin-off”) that, if completed in their entirety, will result in the transfer of IAC's Vimeo business to Vimeo Holdings, Inc. ("SpinCo"), a newly formed subsidiary of IAC, with SpinCo becoming an independent, separately traded public company through a spin-off from IAC, and Vimeo, the IAC subsidiary that currently holds the Vimeo business, becoming a wholly-owned subsidiary of SpinCo. The proposed transaction is subject to a number of conditions including final approval by IAC's Board of Directors, approval of the separation proposal by IAC stockholders, and other customary conditions and approvals and is expected to close in the second quarter of 2021.
Defined Terms and Operating Metrics:
Unless otherwise indicated or as the context otherwise requires certain terms used in this annual report, which include the principal operating metrics we use in managing our business, are defined below:
Reportable Segments (for additional information see "Note 12—Segment Information" to the financial statements included in "Item 8—Consolidated and Combined Financial Statements and Supplementary Data"):
•ANGI Homeservices Inc. ("ANGI Homeservices" or "ANGI") - connects quality home service professionals across 500 different categories, from repairing and remodeling to cleaning and landscaping, with consumers through category-transforming products under brands such as HomeAdvisor, Angie’s List and Handy. At December 31, 2020, IAC’s economic interest and voting interest in ANGI were 84.3% and 98.2%, respectively.
•Vimeo, Inc. ("Vimeo") - operates a cloud-based software platform for professionals, teams and organizations to create, collaborate and communicate with video. Vimeo’s all-in-one software solution makes video easier and more effective than ever before, offering the full range of video tools through a recurring software-as-a-service ("SaaS" model) that enables subscribers to create, stream, host, distribute, market, monetize and analyze videos online and across devices.
•Dotdash - is a portfolio of digital publishing brands that collectively provide expert information and inspiration in select vertical content categories. Through our brands, Dotdash provides original and engaging digital content in a variety of formats, including articles, illustrations, videos and images.
•Search - consists of Ask Media Group, a collection of websites providing general search services and information and Desktop, which includes our direct-to-consumer downloadable desktop applications and our business-to-business partnership operations.
•Emerging & Other - consists of Care.com, the leading online destination for families to easily connect with caregivers, which was acquired on February 11, 2020, Mosaic Group, a leading developer and provider of global subscription mobile applications, Bluecrew, NurseFly, a healthcare staffing platform acquired on June 26, 2019, The Daily Beast, IAC Films and, for periods prior to its sale on March 16, 2020, College Humor Media.

ANGI Homeservices
•Marketplace Revenue - primarily includes revenue from the HomeAdvisor and Handy domestic marketplaces, including consumer connection revenue for consumer matches, revenue from pre-priced jobs sourced through the HomeAdvisor and Handy platforms, and service professional membership subscription revenue. It excludes revenue from Angie's List and HomeStars. Effective January 1, 2020, Fixd Repair has been moved to Marketplace from Advertising & Other and prior year amounts have been reclassified to conform to the current year presentation.
•Advertising & Other Revenue - includes Angie’s List revenue (revenue from service professionals under contract for advertising and membership subscription fees from consumers) as well as revenue from mHelpDesk and HomeStars.
•Marketplace Service Requests - are fully completed and submitted domestic customer service requests to HomeAdvisor and includes pre-priced jobs sourced through the HomeAdvisor and Handy platforms.
•Marketplace Monetized Transactions - are fully completed and submitted domestic customer service requests to HomeAdvisor that were matched to and paid for by a service professional and includes pre-priced jobs sourced through the HomeAdvisor and Handy platforms in the period.
•Advertising Service Professionals ("Advertising SPs") - are the total number of Angie’s List service professionals under contract for advertising at the end of the period.
Vimeo
•Subscribers - is the number of users who have an active subscription to one of Vimeo's paid plans measured at the end of the relevant period. Vimeo counts each account with a subscription plan as a subscriber. In the case of enterprise customers who maintain multiple accounts across Vimeo's platforms as part of a single enterprise subscription plan, Vimeo counts only one subscriber. Vimeo does not count team members who have access to a subscriber’s account as additional subscribers.
•Average Subscribers - is the sum of the number of Subscribers at the beginning and at the end of the relevant measurement period divided by two.
•Average Revenue per User (“ARPU”) - is the annualized revenue for the relevant period divided by Average Subscribers. For periods that are less than a full year, annualized revenue is calculated by dividing the revenue for that particular period by the number of calendar days in the period and multiplying this value by the number of days in that year.
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
Operating Costs and Expenses:
•Cost of revenue - consists primarily of traffic acquisition costs, which includes (i) payments made to partners who direct traffic to our Ask Media Group websites, who distribute our business-to-business customized browser-based applications and who integrate our paid listings into their websites and (ii) the amortization of fees paid to Apple and Google related to the distribution of apps and the facilitation of in-app purchases of product features. Traffic acquisition costs include payment of amounts based on revenue share and other arrangements. Cost of revenue also includes payments made to independent service professionals who perform work contracted under pre-priced arrangements through the HomeAdvisor and Handy platforms, compensation expense (including stock-based compensation expense) and other employee-related costs for Vimeo and Care.com customer care and support functions, payments made to workers staffed by Bluecrew, hosting fees, credit card processing fees, content costs, and production costs related to IAC Films and College Humor, for periods prior to its sale on March 16, 2020.

•Selling and marketing expense - consists primarily of advertising expenditures, which include online marketing, including through search engines and social media sites, fees paid to third parties that distribute our direct-to-consumer downloadable desktop applications, offline marketing, which is primarily television advertising, partner-related payments to those who direct traffic to the brands within our ANGI segment, and compensation expense (including stock-based compensation expense) and other employee-related costs for ANGI's and Vimeo's sales force and marketing personnel.
•General and administrative expense - consists primarily of compensation expense (including stock-based compensation expense) and other employee-related costs for personnel engaged in executive management, finance, legal, tax, human resources and customer service functions (except for Vimeo and Care.com, which include customer service costs within cost of revenue), fees for professional services (including transaction-related costs related to the MTCH Separation, the Spin-off and acquisitions), rent expense, facilities costs, provision for credit losses, software license and maintenance costs and acquisition-related contingent consideration fair value adjustments (described below). The customer service function at ANGI includes personnel who provide support to its service professionals and consumers.
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
Long-term debt (for additional information see "Note 7—Long-term Debt" to the financial statements included in "Item 8—Consolidated and Combined Financial Statements and Supplementary Data"):
•ANGI Group Senior Notes - On August 20, 2020, ANGI Group, LLC ("ANGI Group"), a direct wholly-owned subsidiary of ANGI, issued $500 million of its 3.875% Senior Notes due August 15, 2028, with interest payable February 15 and August 15 of each year, commencing February 15, 2021.
•ANGI Group Term Loan - due November 5, 2023. Pursuant to the joinder agreement entered into on August 12, 2020, ANGI Group became the successor borrower under the ANGI Group Term Loan and ANGI Homeservices Inc.’s obligations thereunder were terminated. The outstanding balance of the ANGI Group Term Loan as of December 31, 2020 is $220.0 million and quarterly principal payments are required through maturity. In December 2020, ANGI Group prepaid its required quarterly principal payments for the year ending December 31, 2021 in the aggregate amount of $13.8 million. At December 31, 2020 and 2019, the ANGI Group Term Loan bore interest at LIBOR plus 2.00%, or 2.16%, and 1.50%, or 3.25%, respectively.
•ANGI Group Revolving Facility - The ANGI Group $250 million revolving credit facility expires on November 5, 2023. Pursuant to the joinder agreement entered into on August 12, 2020, ANGI Group became the successor borrower under the ANGI Group Revolving Facility and ANGI Homeservices Inc.’s obligations thereunder were terminated. At December 31, 2020 and 2019, there were no outstanding borrowings under the ANGI Group Revolving Facility. The ANGI Group Revolving Facility and ANGI Group Term Loan are collectively referred to as the ANGI Group Credit Agreement.
Non-GAAP financial measure:
•Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") - is a non-GAAP financial measure. See "Principles of Financial Reporting" for the definition of Adjusted EBITDA and a reconciliation of net earnings attributable to IAC shareholders to operating loss to Adjusted EBITDA for the years ended December 31, 2020 and 2019.

MANAGEMENT OVERVIEW
As used herein, "IAC," the "Company," "we," "our" or "us" and similar terms refer to IAC/InterActiveCorp and its subsidiaries (unless the context requires otherwise).
The Company operates Vimeo, Dotdash and Care.com, among many other online businesses, and has majority ownership of ANGI Homeservices, which operates HomeAdvisor, Angie’s List and Handy.
For a more detailed description of the Company's operating businesses, see "Description of IAC Businesses" included in "Item 1—Business".
Sources of Revenue
ANGI revenue is primarily derived from (i) consumer connection revenue, which comprises fees paid by HomeAdvisor service professionals for consumer matches (regardless of whether the service professional ultimately provides the requested service), and revenue from completed jobs sourced through the HomeAdvisor and Handy platforms, and (ii) HomeAdvisor service professional membership subscription fees. Consumer connection revenue varies based upon several factors, including the service requested, product experience offered and geographic location of service. Revenue is also derived from (i) sales of time-based website, mobile and call center advertising to service professionals and (ii) membership subscription fees from consumers. Prior to January 1, 2020, ANGI's Handy business recorded revenue on a net basis. Effective January 1, 2020, ANGI modified the Handy terms and conditions so that Handy, rather than the service professional, has the contractual relationship with the consumer to deliver the service and Handy, rather than the consumer, has the contractual relationship with the service professional. Consumers request services and pay for such services directly through the Handy platform and then Handy fulfills the request with independently established home services providers engaged in a trade, occupation and/or business that customarily provides such services. This change in contractual terms requires gross revenue accounting treatment effective January 1, 2020. Also, in the case of certain tasks, HomeAdvisor provides a pre-priced product offering, pursuant to which consumers can request services through a HomeAdvisor platform and pay HomeAdvisor for the services directly. HomeAdvisor then fulfills the request with independently established home services providers engaged in a trade, occupation and/or business that customarily provides such services. Revenue from HomeAdvisor’s pre-priced product offering is also recorded on a gross basis effective January 1, 2020. The change to gross revenue reporting for Handy and HomeAdvisor’s pre-priced product offering, effective January 1, 2020, resulted in an increase in revenue of $73.8 million during the year ended December 31, 2020.
Vimeo revenue is derived primarily from annual and monthly SaaS subscription fees paid by subscribers for self-serve and enterprise subscription plans.
Dotdash revenue consists principally of Display Advertising Revenue and Performance Marketing Revenue.
The Search segment consists of Ask Media Group and the Desktop business. Ask Media Group and Desktop revenue consist principally of advertising revenue, which is generated primarily through the display of paid listings in response to search queries. The majority of the paid listings displayed are supplied to us by Google pursuant to the services agreement with Google, described below under "Services Agreement with Google." Ask Media Group also earns revenue from display advertisements (sold directly and through programmatic ad sales). Desktop revenue also includes fees paid by subscribers for downloadable desktop applications, as well as display advertisements.
Included in the Emerging & Other segment are Care.com and Mosaic Group. Care.com generates revenue through subscription fees from families and caregivers to its suite of products and services, as well as through annual contracts with corporate employers who provide access to Care.com’s suite of products and services as an employee benefit and through contracts with businesses that recruit employees through its platform. Mosaic Group revenue consists primarily of fees paid by subscribers for downloadable mobile applications distributed through the Apple App Store and Google Play Store and directly to consumers, as well as display advertisements. Revenue for the remaining businesses within the Emerging & Other segment is generated primarily through marketplace services, advertising, media production and distribution, and subscriptions.
Services Agreement with Google (the "Services Agreement")
A meaningful portion of the Company's revenue (and a substantial portion of IAC’s net cash from operations that it can freely access) is attributable to the Services Agreement. In addition, the Company earns certain other advertising revenue from Google that is not attributable to the Services Agreement. For the years ended December 31, 2020, 2019 and 2018, total revenue earned from Google was $556.4 million, $733.5 million and $825.2 million, respectively, representing 18%, 27% and

33%, respectively, of the Company's total revenue. The related accounts receivable totaled $61.9 million and $53.0 million at December 31, 2020 and 2019, respectively.
The total revenue earned from the Services Agreement for the years ended December 31, 2020, 2019 and 2018, was $498.3 million, $677.0 million and $765.6 million, respectively, representing 16%, 25% and 30%, respectively, of the Company's total revenue.
The revenue attributable to the Services Agreement is earned by the Desktop business and Ask Media Group, both within the Search segment. For the years ended December 31, 2020, 2019 and 2018, revenue earned from the Services Agreement was $153.5 million, $291.1 million and $426.5 million, respectively, within the Desktop business and $344.8 million, $385.9 million and $339.0 million, respectively, within Ask Media Group.
The Services Agreement expires on March 31, 2023; provided that during each September, either party may, after discussion with the other party, terminate the Services Agreement, effective on September 30 of the year following the year such notice is given. Neither party gave notice to the other party to terminate the Services Agreement pursuant to this provision in September 2020. The Services Agreement requires that the Company comply with certain guidelines promulgated by Google. Google may generally unilaterally update its policies and guidelines without advance notice. These updates may be specific to the Services Agreement or could be more general and thereby impact the Company as well as other companies. These policy and guideline updates have in the past and could in the future require modifications to, or prohibit and/or render obsolete certain of our products, services and/or business practices, which have been and could be costly to address and have had or otherwise could have an adverse effect on our financial condition and results of operations. As described below, Google has made changes to the policies under the Services Agreement and has also made industry-wide changes that have negatively impacted the Desktop business and it may do so in the future.
Certain industry-wide policy changes became effective on July 1, 2019 and August 27, 2020. These industry-wide changes, combined with other changes to policies under the Services Agreement during the second half of 2019, have had a negative impact on the historical and expected future results of operations of the Desktop business. In addition, at multiple times during the fourth quarter of 2020, Google suspended services with respect to some of IAC's products and may do so in the future. The Desktop business elected to modify certain marketing strategies in early January 2021. This is expected to further reduce the revenue and profitability of the Desktop business in 2021.
The reduction in revenue and profitability was the primary factor in the goodwill and indefinite-lived intangible asset impairments related to the Desktop business recorded in the year ended December 31, 2020 of $265.1 million and $32.2 million, respectively. The impact of COVD-19 was an additional factor.
Distribution, Marketing and Advertiser Relationships
We pay traffic acquisition costs, which consist of payments made to partners who direct traffic to our Ask Media Group websites, who distribute our business-to-business customized browser-based applications and who integrate our paid listings into their websites, and fees paid to Apple and Google related to the distribution and the facilitation of in-app purchases of product features. We also pay to market and distribute our services on third-party distribution channels, such as Google and other search engines and social media websites such as Facebook. In addition, some of our businesses manage affiliate programs, pursuant to which we pay commissions and fees to third parties based on revenue earned. These distribution channels might also offer their own services and products, as well as those of other third parties, which compete with those we offer.
We market and offer our services and products to consumers through branded websites, allowing consumers to transact directly with us in a convenient manner. We have made, and expect to continue to make, substantial investments in online and offline advertising to build our brands and drive traffic to our websites and consumers and advertisers to our businesses.
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
When COVID-19 first impacted the Company's ANGI Homeservices business in the spring of 2020, ANGI Homeservices experienced a decline in demand for service requests, driven primarily by decreases in demand in certain categories of jobs (particularly discretionary indoor projects). Toward the end of the spring of 2020, ANGI Homeservices experienced a rebound in service requests, exceeding pre-COVID-19 growth levels, driven by increased demand from homeowners who spent more time at home due to measures taken to reduce the spread of COVID-19. ANGI Homeservices continued to experience strong demand for home services in the second half of 2020. However, many service professionals' businesses have been adversely impacted by labor and material constraints and many service professionals have limited capacity to take on new business, which has negatively impacted ANGI Homeservices' ability to monetize this increased level of service requests. Vimeo has seen strong revenue growth as the demand for communication via video has increased due to the pandemic. The Search segment has experienced a decline in revenue due, in part, to the decrease in advertising rates due to the impact of COVID-19, which decrease in rates was more significant earlier in the year.
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
In the quarter ended September 30, 2020, the Company reassessed the fair values of the Desktop reporting unit and the related indefinite-lived intangible assets and recorded impairments equal to the remaining carrying value of the goodwill of $53.2 million and $10.8 million related to the intangible assets. The reduction in the Company’s fair value estimates of the Desktop business in the first and third quarters of 2020 was primarily due to lower consumer queries, increasing challenges in monetization and the reduced ability to market profitably due to browser policy changes implemented by Google and other browsers. The effects of COVID-19 on monetization were an additional factor. Refer to "Services Agreement with Google" for additional information.
There were no additional impairments identified during the year ended December 31, 2020.
In addition, the United States, which represents 80% of the Company's revenue for the year ended December 31, 2020, experienced a significant resurgence of the coronavirus and with record levels of COVID-19 infections being reported during the fourth quarter of 2020 and continuing into the first quarter of 2021. Europe, which is the second largest market for the Company's products and services, has also seen a dramatic resurgence in COVID-19. This resurgence and the measures designed to curb its spread could materially and adversely affect our business, financial condition and results of operations.

Results of Operations for the Years Ended December 31, 2020 and 2019
The following discussion should be read in conjunction with Item 8—Consolidated and Combined Financial Statements and Supplementary Data. For a discussion regarding our financial condition and results of operations for the year ended December 31, 2019 compared to the year ended December 31, 2018, please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the annual audited combined financial statements of the Company and notes thereto filed on the Current Report on Form 8-K with the Securities Exchange Commission on October 5, 2020.
Revenue

	Years Ended December 31,
	2020	$ Change	% Change	2019
	(Dollars in thousands)
ANGI Homeservices	$1,467,925	$141,720	11%	$1,326,205
Vimeo	283,218	87,203	44%	196,015
Dotdash	213,753	46,159	28%	167,594
Search	613,274	(128,910)	(17)%	742,184
Emerging & Other	469,759	195,652	71%	274,107
Inter-segment eliminations	(248)	56	18%	(304)
Total	$3,047,681	$341,880	13%	$2,705,801
•ANGI revenue increased 11% to $1.5 billion driven by Marketplace Revenue growth of $138.7 million, or 14%, and an increase of $6.9 million, or 3%, in Advertising & Other Revenue, partially offset by a decline of $3.8 million, or 5%, at the European businesses. The increase in Marketplace Revenue was due primarily to an increase of 18% in Marketplace Service Requests to 32.4 million resulting in a 4% increase in Marketplace Monetized Transactions to 16.7 million, and an increase in revenue of $73.8 million due to the change to gross revenue reporting for Handy and HomeAdvisor’s pre-priced product offering, effective January 1, 2020. Advertising & Other Revenue increased due primarily to an increase in Angie's List revenue driven by an increase in Advertising SPs. The revenue decline at the European businesses was due primarily to the impact of COVID-19 and lower monetization from transitioning the business in France to a common European technology platform with the businesses in the Netherlands and Italy, which began in early February 2020, partially offset by the favorable impact of the weakening of the U.S. dollar relative to the EURO and British Pound.
•Vimeo revenue grew 44% to $283.2 million driven by a 26% increase in Average Subscribers to 1.4 million, a 14% increase in ARPU, and the contribution of Magisto. The growth in Subscribers is due to the increase in self-serve and enterprise customers as individuals, businesses and organizations accelerated their adoption of video to communicate due, in part, to the effects of COVID-19. ARPU increased as a greater percentage of both new and existing self-serve subscribers purchased, on average, higher-priced offerings that include features, such as additional storage and bandwidth, video creation and editing tools and live streaming capability. The growth in enterprise customers, whose average annual contract values are much greater, also contributed to ARPU growth. For the year ending December 31, 2020, the number of enterprise subscribers increased from nearly 2,100 to more than 3,800, and enterprise revenue, as a percentage of total revenue, increased from 17% to 23%. Revenue in 2019 included $2.3 million from the hardware business, which was sold in the first quarter of 2019.
•Dotdash revenue increased 28% to $213.8 million due to growth of 85% in Performance Marketing Revenue and 9% higher Display Advertising Revenue. The growth in Performance Marketing Revenue was due primarily to growth in both affiliate commerce commission revenue and performance marketing commission revenue due to increased online sales as a result of COVID-19. The higher Display Advertising Revenue was due to an increase in advertising sold through our sales team, partially offset by the impact of COVID-19.
•Search revenue decreased 17% to $613.3 million, due to a decrease of $139.6 million, or 44%, from Desktop, partially offset by an increase of $10.7 million, or 3% from Ask Media Group. The decrease in Desktop revenue was driven by lower consumer queries, increasing challenges in monetization and the reduced ability to market profitably due to browser policy changes implemented by Google and other browsers, certain industry-wide policy changes implemented by Google, which became effective on July 1, 2019 and August 27, 2020, the impact of Google's suspension of some of Desktop's products in the fourth quarter of 2020 and a decrease in advertising rates due to the impact of COVID-19. The increase in Ask Media Group revenue was due to growth in paid traffic.
•Emerging & Other revenue increased 71% to $469.8 million due primarily to the contributions of Care.com, acquired February 11, 2020, and Nursefly, acquired June 26, 2019, and an increase in revenue at Mosaic, partially offset by the sale of College Humor Media during the first quarter of 2020, and lower revenue at IAC Films.
Cost of revenue

	Years Ended December 31,
	2020	$ Change	% Change	2019
	(Dollars in thousands)
Cost of revenue (exclusive of depreciation shown separately below)	$814,731	$214,491	36%	$600,240
As a percentage of revenue	27%			22%
Cost of revenue in 2020 increased from 2019 due to increases of $126.8 million from ANGI, $67.7 million from Emerging & Other and $20.1 million from Vimeo.
•The ANGI increase was due primarily to the change from net to gross revenue reporting for Handy and HomeAdvisor's pre-priced product offering, effective January 1, 2020, as well as growth of the pre-priced product offering itself.
•The Emerging & Other increase was due primarily to $74.2 million of expense from the inclusion of Care.com, partially offset by a decrease of $14.1 million at College Humor Media due to its sale during the first quarter of 2020.
•The Vimeo increase was due primarily to an increase of $9.7 million in credit card processing fees, $2.3 million in in-app purchase fees paid to Google and Apple and an increase in outsourced personnel costs and compensation expense related to increased customer care personnel, partially offset by a decrease of $2.6 million in hosting fees and $1.4 million of product costs due to the sale of the hardware business during the first quarter of 2019. The increase in credit card processing fees and in-app purchase fees is due primarily to increases in subscriptions and video on-demand transactions. The decrease in hosting fees is due primarily to cost reduction initiatives and lower rates for storage and transcoding.
Selling and marketing expense

	Years Ended December 31,
	2020	$ Change	% Change	2019
	(Dollars in thousands)
Selling and marketing expense	$1,269,673	$67,490	6%	$1,202,183
As a percentage of revenue	42%			44%
Selling and marketing expense in 2020 increased from 2019 due to increases of $62.6 million from Emerging & Other, $29.4 million from ANGI, $21.2 million from Vimeo and $7.0 million from Dotdash, partially offset by a decrease of $51.6 million from Search.
•The Emerging & Other increase was due primarily to $59.8 million of expense from the inclusion of Care.com and increases of $6.4 million and $2.4 million in advertising expense at Mosaic and Nursefly, respectively, partially offset by decreases of $4.7 million in compensation and $3.4 million in advertising expense at College Humor Media due to its sale during the first quarter of 2020.
•The ANGI increase was due primarily to increases in compensation expense of $21.6 million, outsourced personnel and consulting costs of $7.1 million and advertising expense of $3.3 million, partially offset by a decrease of $3.9 million in travel related expenses resulting from the impact of COVID-19. The increase in compensation expense was due primarily to increased commission expense and severance costs recorded in the third quarter of 2020 associated with headcount reductions in France. The increase in outsourced personnel and consulting costs was due primarily to various sales initiatives at Handy. Advertising expense increased due primarily to an increase in online marketing costs as the proportion of service requests from Google paid traffic increased. ANGI continues to benefit from the search engine marketing strategy that was implemented in the second half of 2019, which focuses on the lifetime profitability rather than the cost of each service request. This increase in online marketing was partially offset by a decrease in television spend resulting from cost cutting initiatives due to the impact of COVID-19.
•The Vimeo increase was due primarily to increases in compensation expense of $12.5 million due, in part, to growth in the sales force for enterprise offerings and increased commission expense due to the increase in enterprise bookings, marketing of $5.3 million and software license and maintenance costs of $1.9 million.
•The Dotdash increase was due primarily to increases in compensation expense of $7.4 million, due, in part, to growth in the sales force, and advertising expense of $1.2 million, partially offset by a decrease of $1.3 million in travel related expenses resulting from the impact of COVID-19.
•The Search decrease was due primarily to a decrease in marketing of $52.0 million at Desktop as we mitigate the negative impact on revenue from the browser policy changes and COVID-19.
General and administrative expense

	Years Ended December 31,
	2020	$ Change	% Change	2019
	(Dollars in thousands)
General and administrative expense	$792,254	$175,019	28%	$617,235
As a percentage of revenue	26%			23%
General and administrative expense in 2020 increased from 2019 due to increases of $107.5 million from Corporate, $46.3 million from Emerging & Other and $25.8 million from ANGI.
•The Corporate increase was due primarily to an increase of $63.4 million in compensation expense driven by an increase of $45.9 million in stock-based compensation expense and an increase in employer taxes related to Match Group stock option exercises by IAC employees during the third and fourth quarters of 2020, $25.0 million related to the IAC Fellows Foundation endowment and higher professional fees, including increases of $11.8 million and $2.2 million in costs related to the MTCH Separation and the Spin-off, respectively. The increase in stock-based compensation is due primarily to a $55.1 million modification charge related to the MTCH Separation and the issuance of new equity awards since 2019, partially offset by the vesting of awards.
•The Emerging & Other increase was due primarily to $41.3 million of expense from the inclusion of Care.com and a decrease in income of $12.8 million in acquisition-related contingent consideration fair value adjustments (income of $6.9 million in 2020 compared to income of $19.7 million in 2019), partially offset by a decrease of $5.7 million at College Humor Media due to its sale during the first quarter of 2020. The income from acquisition-related contingent consideration fair value adjustments was due to the decrease in the expected amount of contingent consideration to be paid out in connection with a previous acquisition.
•The ANGI increase was due primarily to increases of $15.1 million in compensation expense, $14.0 million in the provision for credit losses, $3.3 million in outsourced personnel costs and $2.5 million in professional fees, partially offset by decreases of $3.6 million in travel related expenses resulting from the impact of COVID-19, $2.3 million in software license and maintenance costs and $1.2 million in non-payroll taxes. The increase in compensation expense is due primarily to an increase in stock-based compensation expense and severance costs recorded in the European business associated with headcount reductions in France. The increase in stock-based compensation expense is due primarily to the issuance of new equity awards since 2019, modification charges in 2020 and the reversal in the second half of 2019 of $7.3 million of expense related to certain performance-based awards that did not vest. The increase in the provision for credit losses is due to higher Marketplace Revenue, the impact from COVID-19 on expected credit losses and anticipated losses from Advertising SPs. The increase in outsourced personnel costs is due primarily to efforts to respond to an increase in call volume related to ANGI's customer service function. The increase in professional fees is due primarily to an increase in legal fees. The decrease in non-payroll taxes is due, in part, to a decrease in property taxes in North America and the digital services tax in Europe.

Product development expense

	Years Ended December 31,
	2020	$ Change	% Change	2019
	(Dollars in thousands)
Product development expense	$267,359	$73,902	38%	$193,457
As a percentage of revenue	9%			7%
Product development expense in 2020 increased from 2019 due to increases of $41.3 million from Emerging & Other, $18.2 million from Vimeo and $10.5 million from Dotdash.
•The Emerging & Other increase was due primarily to $36.2 million of expense from the inclusion of Care.com and an increase of $4.1 million in compensation expense at Mosaic due primarily to increased headcount, partially offset by a decrease of $2.7 million at College Humor Media due to its sale during the first quarter of 2020.
•The Vimeo increase was due primarily to increases of $13.0 million in compensation expense due primarily to increased headcount due, in part, to the inclusion of Magisto, acquired May 28, 2019, $1.8 million in consulting costs and $1.8 million in software license and maintenance costs.
•The Dotdash increase was due primarily to an increase of $11.2 million in compensation expense due primarily to increased headcount and an increase in expense for third-party contractors.
Depreciation

	Years Ended December 31,
	2020	$ Change	% Change	2019
	(Dollars in thousands)
Depreciation	$69,283	$13,334	24%	$55,949
As a percentage of revenue	2%			2%
Depreciation in 2020 increased from 2019 due primarily to the investments in capitalized software to support ANGI's products and services, partially offset by a decrease in leasehold improvements related to office space at ANGI.
Operating (loss) income

	Years Ended December 31,
	2020	$ Change	% Change	2019
	(Dollars in thousands)
ANGI Homeservices	$(6,368)	$(45,013)	NM	$38,645
Vimeo	(26,392)	25,529	49%	(51,921)
Dotdash	50,241	21,220	73%	29,021
Search	(248,711)	(371,058)	NM	122,347
Emerging & Other	(70,896)	(49,106)	(225)%	(21,790)
Corporate	(270,223)	(103,472)	(62)%	(166,751)
Total	$(572,349)	$(521,900)	(1,035)%	$(50,449)

As a percentage of revenue	(19)%			(2)%
________________________
NM = Not meaningful.
Operating loss increased $521.9 million to a loss of $572.3 million due primarily to a goodwill impairment of $265.1 million and $32.2 million in indefinite-lived intangible asset impairments at Search related to the Desktop business, a decrease in Adjusted EBITDA of $113.3 million, described below, and increases of $62.9 million in stock-based compensation expense, $25.5 million in amortization of intangibles, excluding the Desktop impairment noted above, $13.3 million in depreciation and a change of $12.8 million in acquisition-related contingent consideration fair value adjustments (income of $6.9 million in 2020 compared to income of $19.7 million in 2019). The overall increase in amortization of intangibles of $57.7 million was due principally to the inclusion in 2020 of indefinite-lived intangible asset impairments related to the Desktop business noted above, an increase in amortization related to recent acquisitions (primarily Care.com and Magisto) and a reduction in the estimated useful lives of certain intangible assets. The goodwill and the indefinite-lived intangible asset impairments are described above in "COVID-19 Update and Impairments". The increase in stock-based compensation expense was due primarily to a modification charge of $56.0 million related to the MTCH Separation, the issuance of new equity awards in 2020 and other modification charges in 2020, partially offset by the vesting of awards. The increase in depreciation was due primarily to investments in capitalized software to support ANGI's products and services and leasehold improvements related to additional office space at ANGI.
See "Note 2—Summary of Significant Accounting Policies" to the financial statements included in "Item 8—Consolidated and Combined Financial Statements" for a detailed description of goodwill and indefinite-lived intangible asset impairments.
The aggregate carrying value of goodwill for which the most recent estimate of the excess of fair value over carrying value is less than 20% is approximately $759.5 million. There are no indefinite-lived intangible assets for which the most recent estimate of the excess fair value over carrying value is less than 20%.
At December 31, 2020, there was $398.3 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 6.2 years.
Adjusted EBITDA

	Years Ended December 31,
	2020	$ Change	% Change	2019
	(Dollars in thousands)
ANGI Homeservices	$172,804	$(29,493)	(15)%	$202,297
Vimeo	(11,187)	30,603	73%	(41,790)
Dotdash	66,206	26,605	67%	39,601
Search	51,344	(72,819)	(59)%	124,163
Emerging & Other	(37,699)	(9,331)	(33)%	(28,368)
Corporate	(147,502)	(58,885)	(66)%	(88,617)
Total	$93,966	$(113,320)	(55)%	$207,286

As a percentage of revenue	3%			8%
For a reconciliation of net earnings attributable to IAC shareholders to operating loss to Adjusted EBITDA, see "Principles of Financial Reporting." For a reconciliation of operating (loss) income to Adjusted EBITDA for the Company's reportable segments, see "Note 12—Segment Information" to the financial statements included in "Item 8—Consolidated and Combined Financial Statements and Supplementary Data."
•ANGI Adjusted EBITDA decreased 15% to $172.8 million, despite higher revenue due primarily to an increase in cost of revenue, an increase in compensation expense due to increased commission expense and severance costs recorded in the third quarter of 2020 associated with headcount reductions in France and an increase of $14.0 million in the provision for credit losses due to higher Marketplace Revenue, the impact from COVID-19 on expected credit losses and anticipated losses on Angie’s List service professionals under contract for advertising.
•Vimeo Adjusted EBITDA loss decreased 73% to $11.2 million, due primarily to higher revenue, partially offset by higher compensation expense due primarily to an increase in headcount and increases of $11.9 million in credit card processing fees and in in-app purchase fees, higher marketing costs and costs related to the Spin-off.
•Dotdash Adjusted EBITDA increased 67% to $66.2 million due primarily to higher revenue, partially offset by higher compensation expense, an increase in expense for third-party contractors and an increase in the provision for credit losses due, in part, to the impact of COVID-19 on expected credit losses.

•Search Adjusted EBITDA decreased 59% to $51.3 million due to a decrease in revenue, partially offset by a decrease in marketing of $52.0 million at Desktop as we mitigate the negative impact on revenue from the browser policy changes and COVID-19.
•Emerging & Other Adjusted EBITDA loss increased $9.3 million to $37.7 million due primarily to $34.0 million in transaction-related items from the Care.com acquisition (including $17.3 million in deferred revenue write-offs and $16.7 million in transaction-related costs), and increased losses at IAC Films, Bluecrew and Nursefly, partially offset by lower losses at College Humor Media, due to its sale during the first quarter of 2020.
•Corporate Adjusted EBITDA loss increased 66% to $147.5 million due primarily to the $25.0 million contribution to the IAC Fellows Foundation, higher professional fees, including increases of $11.8 million and $2.2 million in costs related to the MTCH Separation and the Spin-off, respectively, and an increase in compensation expense driven primarily by increased employer taxes related to Match Group stock option exercises by IAC employees during the third and fourth quarters of 2020.
Interest expense

	Years Ended December 31,
	2020	$ Change	% Change	2019
	(Dollars in thousands)
Interest expense	$16,166	$4,262	36%	$11,904
Interest expense in 2020 increased from 2019 due primarily to the issuance of the ANGI Group Senior Notes in August 2020 and the write-off of deferred financing costs as a result of the termination of the IAC Group $250 million revolving credit facility effective October 2, 2020, partially offset by a decrease in interest expense on the ANGI Group Term Loan due to lower interest rates and the decrease in the average outstanding balance of the ANGI Group Term Loan compared to the prior year.
Unrealized gain on investment in MGM Resorts International

	Years Ended December 31,
	2020	$ Change	% Change	2019
	(Dollars in thousands)
Unrealized gain on investment in MGM Resorts International	$840,550	$840,550	NM	$—
The Company recognized an unrealized gain of $840.5 million on its investment in MGM Resorts International ("MGM") during 2020.
Other (expense) income, net

	Years Ended December 31,
	2020	$ Change	% Change	2019
	(Dollars in thousands)
Other (expense) income, net	$(42,468)	$(76,515)	NM	$34,047
Other expense, net in 2020 includes: $51.5 million in impairments related to investments in equity securities without readily determinable fair values and $7.5 million in impairments of a note receivable and a warrant related to certain investees due to the impact of COVID-19; and $7.2 million of interest income.
Other income, net in 2019 includes: a $20.5 million gain related to the sale of our investment in Pinterest; $18.5 million in net upward adjustments related to investments in equity securities without readily determinable fair values; $15.2 million of interest income; a unrealized reduction of $9.1 million in the estimated fair value of a warrant; a realized loss of $8.2 million related to the sale of Vimeo's hardware business in the first quarter of 2019; and a $1.8 million mark-to-market charge for an indemnification claim related to the Handy acquisition that was settled in ANGI shares during the first quarter of 2020.

Income tax benefit

	Years Ended December 31,
	2020	$ Change	% Change	2019
	(Dollars in thousands)
Income tax benefit	$59,019	$(1,470)	(2)%	$60,489
Effective income tax rate	NM			NM
For further details of income tax matters, see "Note 3—Income Taxes" to the financial statements included in "Item 8—Consolidated and Combined Financial Statements and Supplementary Data."
In 2020, the income tax benefit was due primarily to excess tax benefits generated by the exercise and vesting of stock-based awards, partially offset by the non-deductible portion of the Desktop impairment.
In 2019, the income tax benefit was due primarily to excess tax benefits generated by the exercise and vesting of stock-based awards, realization of certain deferred tax assets, and research credits.
Net (loss) earnings attributable to noncontrolling interests

	Years Ended December 31,
	2020	$ Change	% Change	2019
	(Dollars in thousands)
Net (loss) earnings attributable to noncontrolling interests	$(1,140)	$(10,428)	(112)%	$9,288
Net (loss) earnings attributable to noncontrolling interests in 2020 and 2019 primarily represents the publicly-held interest in ANGI's earnings. Net earnings attributable to noncontrolling interests in 2019 includes a third party interest in a subsidiary that held the gain on our investment in Pinterest.

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
The following table reconciles net earnings attributable to IAC shareholders to operating loss to Adjusted EBITDA:

	Years Ended December 31,
	2020	2019
	(In thousands)
Net earnings attributable to IAC shareholders	$269,726	$22,895
Add back:
Net (loss) earnings attributable to noncontrolling interests	(1,140)	9,288
Income tax benefit	(59,019)	(60,489)
Other expense (income), net	42,468	(34,047)
Unrealized gain on investment in MGM Resorts International	(840,550)	—
Interest expense	16,166	11,904
Operating loss	(572,349)	(50,449)
Add back:
Stock-based compensation expense	197,220	134,338
Depreciation	69,283	55,949
Amortization of intangibles	141,584	83,868
Acquisition-related contingent consideration fair value adjustments	(6,918)	(19,738)
Goodwill impairment	265,146	3,318
Adjusted EBITDA	$93,966	$207,286
For a reconciliation of operating (loss) income to Adjusted EBITDA for the Company's reportable segments, see "Note 12—Segment Information" to the financial statements included in "Item 8—Consolidated and Combined Financial Statements and Supplementary Data."
Non-Cash Expenses That Are Excluded From Our Non-GAAP Measure
        Stock-based compensation expense consists principally of expense associated with awards issued by certain subsidiaries of the Company and expense related to awards that were granted under various IAC stock and annual incentive plans. These expenses are not paid in cash and we view the economic costs of stock-based awards to be the dilution to our share base; we also include the related shares in our fully diluted shares outstanding for GAAP earnings per share using the treasury stock method. The Company is currently settling all stock-based awards other than IAC denominated stock options on a net basis; IAC remits the required tax-withholding amounts for net-settled awards from its current funds.
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

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Position

	December 31,
	2020	2019
	(In thousands)
ANGI cash and cash equivalents and marketable debt securities:
United States	$793,679	$377,648
All other countries	19,026	12,917
Total cash and cash equivalents	812,705	390,565
Marketable debt securities (United States)	49,995	—
Total ANGI cash and cash equivalents and marketable debt securities	862,700	390,565

IAC (excluding ANGI) cash and cash equivalents and marketable debt securities:
United States	2,573,422	392,521
All other countries	90,061	56,710
Total cash and cash equivalents	2,663,483	449,231
Marketable debt securities (United States)	174,984	—
Total IAC (excluding ANGI) cash and cash equivalents and marketable debt securities	2,838,467	449,231

Total cash and cash equivalents and marketable debt securities	$3,701,167	$839,796

Long-term debt:
ANGI Group Senior Notes	$500,000	$—
ANGI Group Term Loan	220,000	247,500
Total long-term debt	720,000	247,500
Less: current portion of ANGI Group Term Loan	—	13,750
Less: unamortized debt issuance costs	7,723	$1,804
Total long-term debt, net	$712,277	$231,946
The Company's international cash can be repatriated without significant tax consequences. For the year ending December 31, 2020, there was no international cash repatriated to the U.S.
For a detailed description of long-term debt, see "Note 7—Long-term Debt" to the financial statements included in "Item 8—Consolidated and Combined Financial Statements and Supplementary Data."
Cash Flow Information
In summary, IAC's cash flows are as follows:

	Years Ended December 31,
	2020	2019
	(In thousands)
Net cash provided by (used in):
Operating activities	$154,581	$251,800
Investing activities	$(1,872,141)	$(421,868)
Financing activities	$4,351,919	$124,086
Net cash provided by operating activities consists of earnings adjusted for non-cash items, the effect of changes in working capital and acquisition-related contingent consideration payments (to the extent greater than the liability initially recognized at the time of acquisition). Non-cash adjustments include the unrealized gain on the investment in MGM, goodwill impairments, stock-based compensation expense, amortization of intangibles, provision for credit losses, depreciation, deferred income taxes, net losses (gains) on equity securities, and net (gains) losses from the sale of businesses.
2020
Adjustments to earnings consist primarily of $840.6 million of the unrealized gain on the investment in MGM and $31.9 million of deferred income taxes, partially offset by a $265.1 million goodwill impairment, $197.2 million of stock-based compensation expense, $141.6 million of amortization of intangibles, including impairments of $32.2 million, $80.8 million of provision for credit losses, $69.3 million of depreciation and $40.8 million of losses on equity securities, net, which includes $51.5 million of impairments of certain equity securities without readily determinable fair values. The decrease from changes in working capital primarily consists of an increase in accounts receivable of $139.1 million and decrease in income taxes payable and receivable of $12.2 million, partially offset by an increase in deferred revenue of $81.4 million. The increase in accounts receivable is due primarily to revenue growth at ANGI, Care.com, and Dotdash. The decrease in income taxes payable and receivable is due primarily to the settlement of audits and 2020 income tax payments in excess of 2020 income tax accruals. The increase in deferred revenue is due primarily to growth in subscription sales at Vimeo and Care.com.
Net cash used in investing activities includes $1.0 billion for the purchase of 59.0 million shares of MGM, cash used in investments and acquisitions of $685.8 million, which is primarily related to the Care.com acquisition, purchases (net of maturities) of marketable debt securities of $174.8 million, and capital expenditures of $61.6 million, which is primarily related to investments in capitalized software at ANGI to support their products and services, and leasehold improvements, partially offset by a decrease in notes receivable—related party of $54.8 million and proceeds from the sale of businesses and investments of $26.3 million, which are primarily related to the sales of Dictionary and Electus in 2018, a portion of the proceeds of which were held in escrow and received in 2020, and the sales of certain investments.
Net cash provided by financing activities includes transfers of $1.7 billion from Old IAC to the Company pursuant to the terms of the MTCH Separation, $1.4 billion of proceeds related to the sale of Old IAC Class M common stock, cash merger consideration of $837.9 million paid by Old IAC in connection with the MTCH Separation, $500.0 million of proceeds from the issuance of the ANGI Group Senior Notes, and $149.6 million of net proceeds from the issuance of 8.7 million shares of Vimeo Class A common stock, partially offset by $85.1 million for withholding taxes paid on behalf of IAC employees for stock-based awards that were net settled, $64.1 million for withholding taxes paid on behalf of ANGI employees for stock-based awards that were net settled, $63.7 million for the repurchase of 8.5 million shares of ANGI Class A common stock, on a settlement date basis, at an average price of $7.47 per share, $27.5 million in principal payments on the ANGI Term Loan, including prepayment of the $13.8 million of principal payments that were otherwise due in 2021, $6.5 million for debt issuance costs, and $4.6 million for the purchase of redeemable noncontrolling interests.
2019
Adjustments to earnings consist primarily of $134.3 million of stock-based compensation expense, $83.9 million of amortization of intangibles, $65.7 million of provision for credit losses, and $55.9 million of depreciation, partially offset by $62.8 million of deferred income taxes and $41.4 million of net gains on equity securities. The deferred income tax benefit primarily relates to the net operating loss created by the exercise and vesting of stock-based awards and the realization of gains on certain equity securities. The decrease from changes in working capital primarily consists of an increase in accounts receivable of $73.6 million, partially offset by an increase in deferred revenue of $28.1 million and a decrease in other assets of $10.6 million. The increase in accounts receivable is primarily due to revenue growth at ANGI and Dotdash. The increase in deferred revenue is due primarily to growth in subscription sales at Vimeo and Mosaic Group. The decrease in other assets is due, in part, to a decrease in capitalized downloadable search toolbar costs at Search.
Net cash used in investing activities includes cash used for investments and acquisitions of $450.2 million, principally related to the investment in Turo and acquisitions of Magisto and Fixd Repair, capital expenditures of $97.9 million, primarily related to investments in the development of capitalized software at ANGI to support its products and services as well as leasehold improvements related to additional office space at ANGI, and the payment of a deposit of $23.0 million for an ownership interest in an aircraft at Corporate, and an increase in related party notes receivable of $54.8 million, partially offset by net proceeds from the sale of investments and businesses of $164.8 million, principally related to the sale of our investment in Pinterest and the proceeds received in 2019 related to the December 31, 2018 sale of Felix, and proceeds from maturities (net of purchases) of marketable debt securities of $25.0 million.
Net cash provided by financing activities includes cash transfers of $263.3 million from Old IAC pursuant to Old IAC's centrally managed U.S. treasury function, partially offset by $56.9 million for the repurchase of 7.2 million shares of ANGI common stock, on a settlement date basis, at an average price of $7.90 per share, $35.3 million for withholding taxes paid on behalf of ANGI employees for stock-based awards that were net settled, $27.5 million for distributions to and purchases of noncontrolling interests, and $13.8 million in principal payments on ANGI debt.

Liquidity and Capital Resources
Financing Arrangements
In connection with the MTCH Separation the Company received $1.4 billion of proceeds related to the sale of Old IAC Class M common stock and cash merger consideration of $837.9 million paid by Old IAC.
On November 10, 2020, Vimeo raised $150 million of equity capital via the sale of 8.7 million shares of Class A voting common stock at a price of $17.33 per share, based on a pre-money valuation of $2.75 billion. During November 2020, Vimeo paid a cash dividend of $0.22 per share of Class A voting common stock and Class B non-voting common stock to holders of record on November 5, 2020, for approximately $31 million in aggregate. Of this amount, $30.7 million was paid to IAC. In January 2021, Vimeo raised $300 million of equity capital via the sale of 6.2 million shares of Vimeo Class A voting common stock for $200 million, or $32.41 per share, at a $5.2 billion pre-money valuation, and 2.8 million shares of Vimeo Class A voting common stock for $100 million, or $35.35 per share, at a $5.7 billion pre-money valuation. At December 31, 2020, Vimeo had $94.6 million of debt payable to IAC and $4.2 million of accrued interest, all of which were repaid by Vimeo in January 2021 from the proceeds of the January 2021 primary equity issuance described above.
On August 20, 2020, ANGI Group issued $500 million of its ANGI Group Senior Notes due August 15, 2028. The proceeds from the offering are being used for general corporate purposes, which may include potential future acquisitions and return of capital.
The $250 million ANGI Group Revolving Facility expires on November 5, 2023. At December 31, 2020 and December 31, 2019, there were no outstanding borrowings under the ANGI Group Revolving Facility. The annual commitment fee on undrawn funds is currently 35 basis points and is based on ANGI Group's consolidated net leverage ratio most recently reported. Borrowings under the ANGI Group Revolving Facility bear interest, at ANGI Group's option, at either a base rate or LIBOR, in each case plus an applicable margin, which is determined based on ANGI Group's consolidated net leverage ratio.
The ANGI Group Credit Agreement contains covenants that would limit ANGI Group's ability to pay dividends or make distributions in the event a default has occurred or if ANGI Group's consolidated net leverage ratio (as defined in the ANGI Group Credit Agreement) exceeds 4.25 to 1.0. There were no such limitations at December 31, 2020.
On February 12, 2021, Vimeo, Inc. entered into a five-year $100 million revolving credit facility (the "Vimeo Credit Facility"), which is secured by substantially all of its assets, subject to certain exceptions. Borrowings under the Vimeo Credit Facility bear interest, at Vimeo's option, at either a base rate or LIBOR, in each case plus an applicable margin, which is determined by reference to a pricing grid based on Vimeo’s consolidated net leverage ratio. At closing, there were no borrowings under the Vimeo Credit Facility.
Share Repurchase Authorizations and Activity
On June 30, 2020, the Board of Directors of the Company authorized repurchases up to 8.0 million shares of common stock, which is equal to the number of shares that were available under the repurchase authorization at Old IAC immediately prior to the MTCH Separation.
During the year ended December 31, 2020, ANGI repurchased 8.4 million shares of its Class A common stock, on a trade date basis, at an average price of $7.45 per share, or $62.6 million in aggregate. From January 1, 2021 through February 2, 2021, ANGI repurchased an additional 0.4 million shares at an average price of $11.85 per share, or $4.9 million in aggregate. ANGI had 18.9 million shares remaining in its share repurchase authorization as of February 2, 2021.
IAC and ANGI may purchase their shares over an indefinite period of time on the open market and in privately negotiated transactions, depending on those factors management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.

Outstanding Stock-based Awards
IAC and ANGI may settle stock options and RSUs on a gross or a net basis upon factors deemed relevant at the time. To the extent that equity awards are settled on a net basis, the holders of the awards receive shares of IAC or ANGI, as applicable, with a value equal to the fair value of the award on the vest date for RSUs and restricted stock and upon exercise for stock options or stock settled appreciation rights, less in each case an amount equal to the required cash tax withholding payment, which will be paid by IAC or ANGI, as applicable, on the employee's behalf. All awards other than IAC denominated stock options are being settled currently on a net basis.
Certain previously issued ANGI stock appreciation rights are settleable in either shares of ANGI common stock or shares of IAC common stock at IAC's option. If settled in IAC common stock, ANGI reimburses IAC in shares of its common stock.
The following table summarizes (i) the aggregate intrinsic value of ANGI options, ANGI stock settled stock-appreciation rights, IAC and ANGI non-publicly traded subsidiary denominated stock settled stock appreciation rights and (ii) the aggregate fair value (based on stock prices as of January 29, 2021) of IAC and ANGI RSUs and IAC restricted stock outstanding as of that date; assuming these awards were net settled on that date, the withholding taxes that would be paid by the Company on behalf of employees upon exercise or vesting that would be payable (assuming these equity awards are net settled with a 50% tax rate), and the shares that would have been issued are as follows:

	Aggregate intrinsic value / fair value of awards outstanding	Estimated withholding taxes payable on vested shares and shares that will vest by December 31, 2021	Estimated withholding taxes payable on shares that will vest after December 31, 2021	Estimated IAC shares to be issued
	(In thousands)
IAC
Stock settled appreciation rights denominated in shares of certain non-publicly traded IAC subsidiaries other than ANGI subsidiaries(a)(b)	$25,074	$8,733	$3,804	60
IAC denominated stock options(c)	737,940	368,970	—	1,757
IAC RSUs(d)	305,378	19,017	133,672	727
IAC restricted stock(e)	414,867	—	207,433	988
Total IAC outstanding employee stock-based awards	1,483,259	396,720	344,909	3,532

ANGI
ANGI stock appreciation rights	92,126	46,063	—	See footnote (g) below
Other ANGI equity awards(a)(f)	162,150	18,388	62,687	See footnote (g) below
Total ANGI outstanding employee stock-based awards	254,276	64,451	62,687
Total outstanding employee stock-based awards	$1,737,535	$461,171	$407,596
_______________
(a)    The number of shares ultimately needed to settle these awards and the cash withholding tax obligation may vary significantly as a result of the determination of the fair value of the relevant subsidiary. In addition, the number of shares required to settle these awards will be impacted by movement in the stock price of IAC.
(b)    Excludes the aggregate intrinsic value of Vimeo stock settled stock appreciation rights. The aggregate intrinsic value of outstanding awards as of January 29, 2021, assuming a per share price of $35.35, which is equal to the per share price of Vimeo based upon a $5.7 billion pre-money valuation, is $405.1 million. Of this amount, $122.8 million is attributable to currently vested awards. After the Spin-off, these awards will be settled in shares of SpinCo common stock. SpinCo management will have the discretion to continue to net settle these awards or require the award holder to pay its share of the withholding tax, which he or she may do so by selling SpinCo common shares. If Vimeo chooses to settle these awards on a net basis the withholding taxes payable by Vimeo on behalf of its employees upon net settlement would be $202.6 million, assuming a 50% withholding rate.
(c)    The Company has the discretion to settle these awards net of withholding tax and exercise price or require the award holder to pay its share of the withholding tax, which he or she may do so by selling IAC common shares. Assuming all IAC stock options outstanding on January 29, 2021 were settled through the issuance of a number of IAC common shares equal to the number of stock options exercised, the Company would have issued 3.9 million common shares and would have received $82.3 million in cash proceeds.

Upon completion of the Spin-off, each option to purchase shares of IAC common stock will convert into an option to purchase shares of IAC common stock and an option to purchase shares of SpinCo common stock with adjustments to the number of shares subject to each option and the option exercise prices based on (i) the value of IAC common stock prior to the Spin-off and (ii) the value of IAC common stock and the value of SpinCo common stock after giving effect to the Spin-off. Based upon (i) the number of IAC options outstanding on January 29, 2021; (ii) the closing stock price of IAC on January 29, 2021 of $209.95 per share (iii) and the per share price of Vimeo common stock of $35.35 per share (from the equity raise in January 2021 at the $5.7 billion pre-money valuation), approximately $100 million of this withholding obligation would relate to SpinCo options that will be issued in the transaction. This estimate is preliminary and will ultimately depend upon (i) the number of IAC options outstanding immediately prior to the Spin-off; (ii) the value of IAC common stock prior to the Spin-off; and (iii) the value of IAC common stock and the value of SpinCo common stock after giving effect to the Spin-off.
(d)    Approximately 85% of the estimated withholding taxes payable on shares that will vest after December 31, 2021 is related to awards that are scheduled to cliff vest on the five-year anniversary of the grant date in 2025.
(e)    On November 5, 2020, the Company granted 3.0 million shares of IAC restricted common stock to its CEO, that cliff vest on the ten-year anniversary of the grant date based on satisfaction of IAC's stock price targets and continued employment through the vesting date.
(f)    Includes stock options, RSUs and subsidiary denominated equity.
(g)    Pursuant to the employee matters agreement between IAC and ANGI, certain stock appreciation rights granted prior to the closing of the Combination and equity awards denominated in shares of ANGI's subsidiaries may be settled in either shares of ANGI common stock or IAC common stock. To the extent shares of IAC common stock are issued in settlement of these awards, ANGI is obligated to reimburse IAC for the cost of those shares by issuing shares of ANGI common stock.
For a detailed description of employee stock-based awards, see "Note 11—Stock-based Compensation" to the financial statements included in "Item 8—Consolidated and Combined Financial Statements and Supplementary Data."
Capital and Other Expenditures
The Company anticipates that it will need to make capital and other expenditures in connection with the development and expansion of its operations. The Company's 2021 capital expenditures are expected to be higher than 2020 capital expenditures of $61.6 million by approximately 50% to 55%, due to the development of capitalized software to support products and services at ANGI and payments related to the purchase of a 50% interest in an aircraft at Corporate, the final payment for which is expected to be made in the third quarter of 2021.
Liquidity Assessment
As of December 31, 2020, the Company's consolidated cash, cash equivalents, and marketable debt securities was $3.7 billion, of which $862.7 million was held by ANGI. The $720.0 million of the Company's consolidated debt is a liability of ANGI. The Company generated $154.6 million of operating cash flows for the year ended December 31, 2020, of which $188.4 million was generated by ANGI. ANGI is a separate and distinct legal entity with its own public shareholders and board of directors and has no obligation to provide the Company with funds. As a result, the Company cannot freely access the cash of ANGI and its subsidiaries.
The Company believes its existing cash, cash equivalents, marketable debt securities, and expected positive cash flows generated from operations will be sufficient to fund its normal operating requirements, including capital expenditures, debt service, the payment of withholding taxes paid on behalf of employees for net-settled stock-based awards, and investing and other commitments for the foreseeable future.
The Company's liquidity could be negatively affected by a decrease in demand for our products and services due to COVID-19 or other factors. As described in the "COVID-19 Update and Impairments" section above, to date, the COVID-19 outbreak and measures designed to curb its spread have had an impact on certain of the Company's businesses. The longer the global outbreak and measures designed to curb the spread of the COVID-19 outbreak have adverse impacts on economic conditions generally, the greater the adverse impact is likely to be on the Company's business, financial condition and results of operations. The Company's capital structure could limit its ability to: (i) obtain additional financing to fund working capital needs, acquisitions, capital expenditures, debt service or other requirements; and (ii) use operating cash flow to make acquisitions or capital expenditures, or invest in other areas, such as developing business opportunities. The Company's ability to obtain additional financing could also be impacted by any disruptions in the financial markets caused by COVID-19 or otherwise. The Company may need to raise additional capital through future debt or equity financing to make additional acquisitions and investments. Additional financing may not be available on terms favorable to the Company or at all.

CONTRACTUAL OBLIGATIONS
AS OF DECEMBER 31, 2020

	Payments Due by Period
Contractual Obligations(a)	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years	Total
	(In thousands)
Long-term debt(b)	$23,656	$267,414	$38,750	$558,125	$887,945
Operating leases(c)	38,767	75,130	61,947	227,409	403,253
Purchase obligations(d)	45,819	520	—	—	46,339
Total contractual obligations	$108,242	$343,064	$100,697	$785,534	$1,337,537
_______________________________________________________________________________
(a)The Company has excluded $20.4 million in unrecognized tax benefits and related interest from the table above as we are unable to make a reasonably reliable estimate of the period in which these liabilities might be paid. For additional information on income taxes, see "Note 3—Income Taxes" to the financial statements included in "Item 8—Consolidated and Combined Financial Statements and Supplementary Data."
(b)Long-term debt at December 31, 2020 consists of $500.0 million of ANGI Group Senior Notes, which bear interest at a fixed rate of 3.875% and $220.0 million of the ANGI Group Term Loan, which bears interest at a variable rate. The ANGI Group Term Loan bore interest at LIBOR plus 2.00%, or 2.16% at December 31, 2020. The amount of interest ultimately paid on the variable rate debt may differ based on changes in interest rates. For additional information on long-term debt, see "Note 7—Long-term Debt" to the financial statements included in "Item 8—Consolidated and Combined Financial Statements and Supplementary Data."
(c)The Company leases land, office space, data center facilities and equipment used in connection with operations under various operating leases, the majority of which contain escalation clauses. Operating lease obligations include legally binding minimum lease payments for leases signed but not yet commenced. The Company is also committed to pay a portion of the related operating expenses under certain lease agreements. These operating expenses are not included in the table above. For additional information on operating leases, see "Note 13—Leases" to the financial statements included in "Item 8—Consolidated and Combined Financial Statements and Supplementary Data."
(d)The purchase obligations primarily consist of payments for cloud computing arrangements, a remaining payment of $13.2 million related to a 50% interest in a corporate aircraft, and advertising commitments. For additional information on purchase obligations, see "Note 14—Commitments and Contingencies" to the financial statements included in "Item 8—Consolidated and Combined Financial Statements and Supplementary Data."
Off-Balance Sheet Arrangements
See the commitments section of "Note 14—Commitments and Contingencies" to the financial statements included in "Item 8—Consolidated and Combined Financial Statements and Supplementary Data" for additional information on our off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The following disclosure is provided to supplement the descriptions of IAC's accounting policies contained in "Note 2—Summary of Significant Accounting Policies" to the financial statements included in "Item 8—Consolidated and Combined Financial Statements and Supplementary Data" in regard to significant areas of judgment. Management of the Company is required to make certain estimates, judgments and assumptions during the preparation of its financial statements in accordance with U.S. generally accepted accounting principles ("GAAP"). These estimates, judgments and assumptions impact the reported amount of assets, liabilities, revenue and expenses and the related disclosure of assets and liabilities. Actual results could differ from these estimates. Because of the size of the financial statement elements to which they relate, some of our accounting policies and estimates have a more significant impact on our financial statements than others. What follows is a discussion of some of our more significant accounting policies and estimates.
Business Combinations and Contingent Consideration Arrangements
Acquisitions, which are generally referred to in GAAP as business combinations, are an important part of the Company's growth strategy. The Company invested $684.6 million and $196.6 million in acquisitions in the years ended December 31, 2020 and 2019, respectively. The purchase price of each acquisition is attributed to the assets acquired and liabilities assumed based on their fair values at the date of acquisition, including identifiable intangible assets that either arise from a contractual or legal right or are separable from goodwill.
Management makes two critical determinations at the time of an acquisition: (1) the reporting unit that will benefit from the acquisition and to which goodwill will be assigned and (2) the allocation of the purchase price of the acquired business to the assets acquired and the liabilities assumed based upon their fair values. The reporting unit determination is important beyond the initial allocation of purchase price because future impairment assessments of goodwill, as described below, are performed at the reporting unit level. Historically, when the Company’s acquisitions have been complementary to existing reporting units, for example, the 2019 acquisition of Magisto by Vimeo, the goodwill is allocated to the applicable reporting unit. Acquisitions within the Emerging & Other reportable segment, such as Care.com in 2020 and NurseFly in 2019, usually result in the creation of new reporting units because they are standalone businesses with unique product offerings, management or target markets, for example.
The allocation of purchase price to the assets acquired and liabilities assumed is based upon their fair values and is complex because of the judgments involved in determining these values. The determination of purchase price and the fair value of monetary assets acquired and liabilities assumed is typically the least complex aspect of the Company’s accounting for business combinations due to management’s experience and/or the inherently lower level of judgment required. Due to the higher degree of complexity associated with the valuation of acquired intangible assets, the Company usually obtains the assistance of outside valuation experts in the allocation of purchase price to the identifiable intangible assets acquired, which can be both definite-lived, such as acquired technology, customer and contractor relationships, or indefinite lived, such as acquired trade names and trademarks. While outside valuation experts may be used, management has the ultimate responsibility for the valuation methods, models and inputs used and the resulting purchase price allocation. The excess purchase price over the value of net tangible and identifiable intangible assets acquired is recorded as goodwill and is assigned to the reporting unit that is expected to benefit from the business combination as of the acquisition date.
In connection with certain business combinations, the Company has entered into contingent consideration arrangements that are determined to be part of the purchase price. The premise underlying the accounting for contingent consideration arrangements is that there are divergent views as to the acquired company’s valuation between the Company and the selling shareholders of the acquiree. Therefore, a model is developed with future payments of a portion of the purchase price linked to one or more financial (e.g., revenue and/or profit performance) and/or operating (e.g., number of subscribers) metrics that will be achieved over a specified time frame in the future based upon the performance of the business. In keeping with the accounting guidance for business combinations, each of these arrangements is initially recorded at its fair value at the time of the acquisition and the fair value is included in the aggregate purchase price. The Company determines the fair value of the contingent consideration arrangements by using probability-weighted analyses to determine the amounts of the gross liability, and, if the arrangement is long-term in nature, applying a discount rate that appropriately captures the risk associated with the obligation to determine the net amount reflected in the financial statements. The number of scenarios used is typically greater for longer-term arrangements. The contingent consideration arrangements are reassessed and reflected at current fair values for each subsequent reporting period thereafter until settled. The changes in the remeasured fair value of the contingent consideration arrangements during each reporting period, including the accretion of the discount, if applicable, are recognized in "General and administrative expense" in the statement of operations. Significant changes in the specified forecasted financial or operating metrics can result in a significantly higher or lower fair value measurement, which can result in volatility of general and administrative expense as the resulting remeasurement gains and losses are recorded.

Recoverability of Goodwill and Indefinite-Lived Intangible Assets
The carrying value of goodwill is $1.9 billion and $1.6 billion at December 31, 2020 and 2019, respectively. Indefinite-lived intangible assets, which consist of the Company's acquired trade names and trademarks, have a carrying value of $246.9 million and $225.3 million at December 31, 2020 and 2019, respectively.
Goodwill and indefinite-lived intangible assets are assessed annually for impairment as of October 1 or more frequently if an event occurs or circumstances change that would indicate that it is more likely than not that the fair value of a reporting unit or the fair value of an indefinite-lived intangible asset has declined below its carrying value. In performing its annual goodwill impairment assessment, the Company has the option under GAAP to qualitatively assess whether it is more likely than not that the fair value of a reporting unit is less than its carrying value; if the conclusion of the qualitative assessment is that there are no indicators of impairment, the Company does not perform a quantitative test, which would require a valuation of the reporting unit, as of October 1. GAAP provides a not all-inclusive set of examples of macroeconomic, industry, market and company specific factors for entities to consider in performing the qualitative assessment described above; management considers the factors it deems relevant in making its more likely than not assessments. While the Company also has the option under GAAP to qualitatively assess whether it is more likely than not that the fair values of its indefinite-lived intangible assets are less than their carrying values, the Company's policy is to determine the fair value of each of its indefinite-lived intangible assets annually as of October 1, in part, because the level of effort required to perform the quantitative and qualitative assessments is essentially equivalent.
If the conclusion of our qualitative assessment is that there are indicators of impairment and a quantitative test is required, the annual or interim quantitative test of the recovery of goodwill involves a comparison of the estimated fair value of the Company's reporting unit that is being tested to its carrying value. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is not impaired. If the carrying value of a reporting unit exceeds its estimated fair value, a goodwill impairment equal to the excess is recorded.
The Company’s annual assessment of the recovery of goodwill begins with management’s reassessment of its operating segments and reporting units. A reporting unit is an operating segment or one level below an operating segment, which is referred to as a component. This reassessment of reporting units is also made each time the Company changes its operating segments. If the goodwill of a reporting unit is allocated to newly formed reporting units, the allocation is usually made to each reporting unit based upon their relative fair values.
For the Company's annual goodwill test at October 1, 2020, a qualitative assessment of the ANGI, Vimeo, Care.com, Bluecrew and Nursefly reporting units' goodwill was performed because the Company concluded it was more likely than not that the fair value of these reporting units was in excess of their respective carrying values. The primary factors that the Company considered in its qualitative assessment for each of these reporting units are described below:
•ANGI's October 1, 2020 market capitalization of $5.5 billion exceeded its carrying value by approximately $4.3 billion.
•The Company prepared valuations of the Vimeo, Bluecrew and Nursefly reporting units primarily in connection with the issuance and/or settlement of equity awards that are denominated in the equity of these businesses during the year ended December 31, 2020. The valuations were prepared time proximate to, however, not as of, October 1, 2020. The fair value of each of these businesses was in excess of its October 1, 2020 carrying value.
•The primary factors the Company considered in its qualitative assessment of the Care.com reporting unit were the strong forecasted operating performance of the Care.com reporting unit and the excess of estimated fair value based upon the purchase price at acquisition over the carrying value at October 1, 2020.
For the Company's annual goodwill test at October 1, 2020, the Company quantitatively tested the Mosaic Group reporting unit. The Company's quantitative test indicated that there was no impairment. The Company's Dotdash, Ask Media Group, Desktop, The Daily Beast and IAC Films reporting units have no goodwill as of October 1, 2020.
The aggregate carrying value of goodwill for which the most recent estimate of the excess of fair value over carrying value is less than 20% is approximately $759.5 million.
The fair value of the Company's reporting units (except for ANGI described above) is determined using both an income approach based on discounted cash flows ("DCF") and a market approach when it tests goodwill for impairment, either on an interim basis or annual basis as of October 1 each year. The Company uses the same approach in determining the fair value of its businesses in connection with its non-public subsidiary denominated stock-based compensation plans, which can be a significant factor in the decision to apply the qualitative assessment rather than a quantitative test. Determining fair value using a DCF analysis requires the exercise of significant judgment with respect to several items, including the amount and timing of expected future cash flows and appropriate discount rates. The expected cash flows used in the DCF analyses are based on the

Company's most recent forecast and budget and, for years beyond the budget, the Company's estimates, which are based, in part, on forecasted growth rates. The discount rates used in the DCF analyses are intended to reflect the risks inherent in the expected future cash flows of the respective reporting units. Assumptions used in the DCF analyses, including the discount rate, are assessed based on each reporting unit's current results and forecasted future performance, as well as macroeconomic and industry specific factors. The discount rates used in the quantitative test for determining the fair value of the Company's reporting units was 15.0% in 2020 (for the Mosaic Group reporting unit) and 12.5% in 2019 (for the Desktop reporting unit). Determining fair value using a market approach considers multiples of financial metrics based on both acquisitions and trading multiples of a selected peer group of companies. From the comparable companies, a representative market multiple is determined which is applied to financial metrics to estimate the fair value of a reporting unit. To determine a peer group of companies for our respective reporting units, we considered companies relevant in terms of consumer use, monetization model, margin and growth characteristics, and brand strength operating in their respective sectors.
The Company determines the fair value of indefinite-lived intangible assets using an avoided royalty DCF valuation analysis. Significant judgments inherent in this analysis include the selection of appropriate royalty and discount rates and estimating the amount and timing of expected future cash flows. The discount rates used in the DCF analyses are intended to reflect the risks inherent in the expected future cash flows generated by the respective intangible assets. The royalty rates used in the DCF analyses are based upon an estimate of the royalty rates that a market participant would pay to license the Company's trade names and trademarks. The future cash flows are based on the Company's most recent forecast and budget and, for years beyond the budget, the Company's estimates, which are based, in part, on forecasted growth rates. Assumptions used in the avoided royalty DCF analyses, including the discount rate and royalty rate, are assessed annually based on the actual and projected cash flows related to the asset, as well as macroeconomic and industry specific factors. The discount rates used in the Company's annual indefinite-lived impairment assessment ranged from 11.5% to 25.0% in 2020 and 11.5% to 27.5% in 2019, and the royalty rates used in both 2020 and 2019 ranged from 1.0% to 5.5%.
If the carrying value of an indefinite-lived intangible asset exceeds its estimated fair value, an impairment equal to the excess is recorded. There are no indefinite-lived intangible assets for which the most recent estimate of the excess fair value over carrying value is less than 20%.
In the quarter ended March 31, 2020, the Company determined that the effects of COVID-19 were an indicator of possible impairment for certain of its reporting units and indefinite-lived intangible assets and identified impairments of $212.0 million and $21.4 million related to the goodwill and certain indefinite-lived intangible assets of the Desktop reporting unit.
In the quarter ended September 30, 2020, the Company reassessed the fair values of the Desktop reporting unit and the related indefinite-lived intangible assets and recorded impairments equal to the remaining carrying value of the goodwill of $53.2 million and $10.8 million related to the intangible assets. The reduction in the Company’s fair value estimates of the Desktop business in the first and third quarters of 2020 was primarily due to lower consumer queries, increasing challenges in monetization and the reduced ability to market profitably due to policy changes implemented by Google and other browsers. The effects of COVID-19 on monetization were an additional factor.
The October 1, 2020 annual assessment of goodwill and indefinite-lived intangible assets did not identify any additional impairments.
The October 1, 2019 annual assessment of goodwill and indefinite-lived intangible assets identified a $3.3 million goodwill impairment charge and $0.7 million trade name impairment, both related to the College Humor Media business.
Recoverability and Estimated Useful Lives of Long-Lived Assets
We review the carrying value of all long-lived assets, comprising right-of-use assets ("ROU assets"), building, capitalized software, leasehold improvements and equipment, and definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The carrying value of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying value is deemed not to be recoverable, an impairment loss is recorded equal to the amount by which the carrying value of the long-lived asset exceeds its fair value. In addition, the Company reviews the useful lives of its long-lived assets whenever events or changes in circumstances indicate that these lives may be changed. The carrying value of these long-lived assets is $608.9 million and $568.9 million at December 31, 2020 and 2019, respectively.
Income Taxes
The Company was included within Old IAC’s tax group for purposes of federal and consolidated state income tax return filings through June 30, 2020, the date of the MTCH Separation. For periods prior thereto, the income tax benefit and/or provision was computed for the Company on an as if standalone, separate return basis and payments to and refunds from Old IAC for the Company’s share of Old IAC’s consolidated federal and state tax return liabilities/receivables calculated on this basis have been reflected within cash flows from operating activities in the accompanying statement of cash flows.

The Company accounts for income taxes under the liability method, and deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying values of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided if it is determined that it is more likely than not that the deferred tax asset will not be realized. At December 31, 2020 and 2019, the balance of the Company's net deferred tax liability is $50.4 million and $44.3 million, respectively.
The Company evaluates and accounts for uncertain tax positions using a two-step approach. Recognition (step one) occurs when the Company concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustainable upon examination. Measurement (step two) determines the amount of benefit that is greater than 50% likely to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. De-recognition of a tax position that was previously recognized would occur when the Company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. This measurement step is inherently difficult and requires subjective estimations of such amounts to determine the probability of various possible outcomes. At December 31, 2020 and 2019, the Company has unrecognized tax benefits, including interest and penalties, of $22.1 million and $20.3 million, respectively. We consider many factors when evaluating and estimating our tax positions and unrecognized tax benefits, which may require periodic adjustment and which may not accurately anticipate actual outcomes. Although management currently believes changes to unrecognized tax benefits from period to period and differences between amounts paid, if any, upon resolution of issues raised in audits and amounts previously provided will not have a material impact on the liquidity, results of operations, or financial condition of the Company, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future.
The ultimate amount of deferred income tax assets realized and the amounts paid for deferred income tax liabilities and unrecognized tax benefits may vary from our estimates due to future changes in income tax law, state income tax apportionment or the outcome of any review of our tax returns by the various tax authorities, as well as actual operating results of the Company that vary significantly from anticipated results.
Stock-Based Compensation
The stock-based compensation expense reflected in our statements of operations includes expense related to equity awards issued by certain of our subsidiaries (including awards assumed in acquisitions, including the Combination) and, for periods prior to the MTCH Separation, an allocation of expense from Old IAC related to awards issued to the Company's employees that were granted under various Old IAC stock and annual incentive plans. The form of awards granted to the Company's employees are principally stock options, restricted stock units ("RSUs"), performance-based RSUs, market-based RSUs, and restricted stock.
The Company recorded stock-based compensation expense of $197.2 million and $134.3 million for the years ended December 31, 2020 and 2019, respectively. Included in stock-based compensation expense in the year ended December 31, 2020 is the modification charge of $56.0 million related to the MTCH Separation. Included in stock-based compensation expense for the years ended December 31, 2020 and 2019 is $28.2 million and $32.6 million, respectively, related to the modification of previously issued HomeAdvisor equity awards and Angie's List equity awards, both of which were converted into ANGI Homeservices' equity awards in the Combination, and the acceleration of certain converted equity awards resulting from the termination of Angie's List employees in connection with the Combination.
Stock-based compensation at the Company is complex due to our desire to attract, retain, inspire and reward our management team and employees at each of our subsidiaries, including those employed by recently acquired companies, by allowing them to benefit directly from the value they help to create. We accomplish these objectives, in part, by issuing equity awards denominated in the equity of our non-publicly subsidiaries as well as in IAC and ANGI. We further refine this approach by tailoring certain equity awards to the applicable circumstances. For example, we issue certain equity awards for which vesting is linked to the achievement of a performance target such as revenue or profits; these awards are referred to as performance-based awards. In other cases, we link the vesting of equity awards to the achievement of a value target for a subsidiary or IAC or ANGI’s stock price, as applicable; these awards are referred to as market-based awards. The nature and variety of these types of equity-based awards creates complexity in our determination of stock-based compensation expense.
In addition, acquisitions are an important part of the Company's growth strategy. These transactions may result in the modification of equity awards, which creates additional complexity and additional stock-based compensation expense. For example, the Combination resulted in the conversion of previously issued HomeAdvisor and Angie’s List awards into ANGI Homeservices awards, and the recognition of additional stock-based compensation expense. In addition, our spin-offs and internal reorganizations can also lead to modifications of equity awards and result in additional complexity and stock-based compensation expense. For example, the MTCH Separation resulted in the conversion of Old IAC denominated stock options into stock options to purchase IAC common stock and stock options to purchase New Match common stock in a manner that preserved the spread value of the stock options immediately before and immediately after the adjustment, and the recognition of additional stock-based compensation expense.
Finally, the means by which we settle our equity-based awards also introduces complexity into our financial reporting. We provide a path to liquidity by settling the non-public subsidiary denominated awards in IAC or ANGI shares, as applicable. In addition, certain former ANGI subsidiary denominated awards and ANGI stock appreciation rights can be settled in IAC or ANGI awards at the Company’s election. These features increase the complexity of our earnings per share calculations.
The Company estimated the fair value of stock options and stock appreciation rights issued (including those modified in connection with the MTCH Separation and the Combination) using a Black-Scholes option pricing model and, for those with a market condition, a lattice model. For stock options, including subsidiary denominated equity, the value of the stock option is measured at the grant date at fair value and expensed over the vesting term. The impact on stock-based compensation expense for the year ended December 31, 2020, assuming a 1% increase in the risk-free interest rate, a 10% increase in the volatility factor and a one-year increase in the weighted average expected term of the outstanding options would be an increase of $9.6 million, $18.8 million and $12.4 million, respectively. The Company also issues RSUs, performance-based RSUs, market-based RSUs and restricted stock. For RSUs, the value of the instrument is measured at the grant date as the fair value of the underlying common stock and expensed as stock-based compensation expense over the vesting term. For performance-based RSUs, the value of the instrument is measured at the grant date as the fair value of the underlying common stock and expensed as stock-based compensation over the vesting term when the performance targets are considered probable of being achieved. For market-based RSUs, a lattice model is used to estimate the value of the awards. For restricted stock, a lattice model is used to estimate the fair value of the award which is based on the satisfaction of IAC's stock price targets.
Investments in Equity Securities
The Company invests in equity securities as part of its investment strategy. Our equity securities, other than those of our consolidated subsidiaries and those accounted for under the equity method, are accounted for at fair value or under the measurement alternative of Financial Accounting Standards Board Accounting Standards Update No. 2016-01, Recognition and Measurement of Financial Assets and Liabilities, with any changes to fair value recognized within other (expense) income, net each reporting period. Under the measurement alternative, equity investments without readily determinable fair values are carried at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar securities of the same issuer; value is generally determined based on a market approach as of the transaction date. A security will be considered identical or similar if it has identical or similar rights to the equity securities held by the Company. The Company reviews its investments in equity securities without readily determinable fair values for impairment each reporting period when there are qualitative factors or events that indicate possible impairment. Factors we consider in making this determination include negative changes in industry and market conditions, financial performance, business prospects, and other relevant events and factors. When indicators of impairment exist, the Company prepares quantitative assessments of the fair value of our investments in equity securities, which require judgment and the use of estimates. When our assessment indicates that the fair value of the investment is below its carrying value, the Company writes down the investment to its fair value and records the corresponding charge within other (expense) income, net.
The carrying value of the Company’s equity securities without readily determinable fair values is $296.5 million and $348.0 million at December 31, 2020 and 2019, respectively, which is included in "Long-term investments" in the balance sheet. As described in the "COVID-19 Update and Impairments" section, in the first quarter of 2020 the Company recognized unrealized impairments or downward adjustments of $51.5 million related to certain equity securities without readily determinable fair values.
During the second and third quarters of 2020, the Company purchased 59.0 million shares of MGM. At December 31, 2020 the Company's investment in MGM is $1.9 billion. The fair value of the investment in MGM is remeasured each reporting period based upon MGM's closing stock price on the New York Stock Exchange and any unrealized gains or losses are included in the statement of operations. For the year ended December 31, 2020, the Company recognized an unrealized gain of $840.5 million on its investment in MGM.
The Company had an investment in Pinterest, which became a publicly-traded company in the second quarter of 2019. With effect from Pinterest's initial public offering, the Company's investment was accounted for as a marketable security. Prior to this, the Company accounted for its investment in Pinterest as an equity security without a readily determinable fair value. During 2019, the Company recognized a gain of $20.5 million on the sale of its remaining shares of Pinterest. In addition, during 2019, IAC recognized $18.5 million in net upward adjustments related to equity securities without readily determinable fair values.
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements, see "Note 2—Summary of Significant Accounting Policies" to the financial statements included in "Item 8—Consolidated and Combined Financial Statements and Supplementary Data."

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Equity Price Risk
During the second and third quarters of 2020, the Company purchased 59.0 million shares of MGM. As a result, the Company’s results of operations and financial condition can be materially impacted by increases or decreases in the price of MGM common shares, which are traded on the New York Stock Exchange. The Company recorded: an unrealized pre-tax loss of $24.7 million in the second quarter of 2020; an unrealized pre-tax gain of $289.1 million in the third quarter of 2020; an unrealized pre-tax gain of $576.2 million in the fourth quarter of 2020; and an unrealized pre-tax gain of $840.5 million for the year ended December 31, 2020. At December 31, 2020, the carrying value of the Company's investment in MGM was $1.9 billion, which is approximately 20% of the Company’s consolidated total assets, and it is reflected as a long-term investment in the Company’s consolidated balance sheet.
Interest Rate Risk
The Company's exposure to risk for changes in interest rates relates primarily to the Company's long-term debt.
At December 31, 2020, the principal amount of the Company's outstanding debt totals $720.0 million, $500.0 million of which is the ANGI Group Senior Notes, which bears interest at a fixed rate, and $220.0 million of which is the ANGI Group Term Loan, which bears interest at a variable rate. If market rates decline, the Company runs the risk that the related required payments of the ANGI Group Senior Notes will exceed those based on market rates. A 100-basis point increase or decrease in the level of interest rates would, respectively, decrease or increase the fair value of the fixed-rate debt by $32.3 million. Such potential increase or decrease in fair value is based on certain simplifying assumptions, including an immediate increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period. At December 31, 2020, the outstanding balance of the ANGI Group Term Loan of $220.0 million bore interest at LIBOR plus 2.00%, or 2.16%. If LIBOR were to increase or decrease by 100 basis points, then the annual interest expense on the ANGI Group Term Loan would increase or decrease by $2.2 million.
Foreign Currency Exchange Risk
The Company has operations in certain foreign markets, primarily in various jurisdictions within the European Union and the United Kingdom. The Company has exposure to foreign currency exchange risk related to its foreign subsidiaries that transact business in a functional currency other than the U.S. dollar. As a result, as foreign currency exchange rates fluctuate, the translation of the statement of operations of the Company's international businesses into U.S. dollars affects year-over-year comparability of operating results.
In addition, certain of the Company’s U.S. operations have customers in international markets. International revenue, including revenue of our operations located outside the U.S., which is measured based upon where the customer is located, accounted for 20%, 22%, and 23% for the years ended December 31, 2020, 2019, and 2018, respectively.
The Company is also exposed to foreign currency transaction gains and losses to the extent it or its subsidiaries conduct transactions in and/or have assets and/or liabilities that are denominated in a currency other than the entity's functional currency. The Company recorded foreign exchange losses of less than $0.1 million for the years ended December 31, 2020, 2019 and 2018.
The Company's exposure to foreign currency exchange gains or losses have not been material to the Company; therefore, the Company has not hedged its foreign currency exposures. Any growth and expansion of our international operations increases our exposure to foreign exchange rate fluctuations. Significant foreign exchange rate fluctuations, in the case of one currency or collectively with other currencies, could have a significant impact on our future results of operations.

Item 8.    Consolidated and Combined Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of IAC/InterActiveCorp

Opinion on the Financial Statements

We have audited the accompanying consolidated and combined balance sheet of IAC/InterActiveCorp and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated and combined statements of operations, comprehensive operations, shareholders’ and parent’s equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated and combined financial statements”). In our opinion, the consolidated and combined financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated and combined financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Business Combinations - Valuation of Acquired Intangible Assets

Description of the Matter
During the year ended December 31, 2020, the Company completed business combinations for total consideration, net of cash acquired, of $684.6 million. As disclosed in Note 2 to the consolidated and combined financial statements, the purchase price of each acquisition is attributed to the assets acquired and liabilities assumed based on their fair values at the date of acquisition, including identifiable intangible assets that either arise from a contractual or legal right or are separable from goodwill.

Auditing management’s allocation of the purchase price of business combinations required complex auditor judgment due to the significant measurement uncertainty in determining the fair value of the identifiable intangible assets acquired. In particular, the estimated fair value of the acquired identifiable intangible assets were sensitive to changes in assumptions including discount rates, revenue growth rates, royalty rates and the projected cash flow terminal growth rates. These assumptions relate to the future performance of the acquired businesses and are affected by such factors as expected future market or economic conditions.

How We Addressed the Matter in Our Audit
To test the estimated fair value of the identifiable intangible assets acquired, our audit procedures included, among others, assessing the completeness of the identifiable intangible assets acquired, assessing the valuation methodologies and testing the significant assumptions described above and underlying data used by the Company. For example, we compared the significant assumptions used by management to the historical results of the acquired businesses as well as to current industry and economic trends. We performed sensitivity analyses of significant assumptions to evaluate the change in the fair value of the identifiable intangible assets resulting from changes in the assumptions. In addition, we involved an internal valuation specialist to assist in evaluating the methodologies used and the significant assumptions applied in developing the fair value estimates.

Stock-Based Compensation

Description of the Matter
During the year ended December 31, 2020, the Company recorded stock-based compensation expense of $197.2 million. As discussed in Note 11 to the consolidated and combined financial statements, the Company issues various types of equity awards, including stock options, restricted stock units, performance-based stock units, market-based awards and equity instruments denominated in the shares of certain subsidiaries.

Auditing the Company’s accounting for stock-based compensation required complex auditor judgment due to the number and the variety of the types of equity awards, the prevalence of modifications, the subjectivity of assumptions used to value stock-based awards, the use of market-based vesting conditions and the existence of awards denominated in the shares of certain subsidiaries.

How We Addressed the Matter in Our Audit
To test stock-based compensation expense, we performed audit procedures that included, among others, assessing the completeness of the awards granted and evaluating the methodologies and significant assumptions used to estimate the fair value of the awards. Our procedures also included, evaluating the key terms and conditions of awards granted to assess the accounting treatment for a sample of awards, testing the clerical accuracy of the calculation of the expense recorded and assessing the Company’s accounting for award modifications. Additionally, for certain awards issued by the Company, we involved our internal valuation specialists to assess the valuation methodologies and assumptions used in estimating the fair value of the awards.

Goodwill - Quantitative Impairment Assessment

Description of the Matter
As of December 31, 2020, the Company’s goodwill balance was $1.9 billion. As disclosed in Note 2 to the consolidated and combined financial statements, goodwill is assessed annually for impairment using either a qualitative or quantitative approach as of October 1, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.

Auditing management’s quantitative impairment tests for goodwill was complex and judgmental due to the measurement uncertainty in estimating the fair value of the reporting units for goodwill. Specifically, the fair value estimate of the Company’s Mosaic reporting unit was sensitive to assumptions such as the discount rate, revenue growth rates and the projected cash flow terminal growth rate. These assumptions are affected by such factors as expected future market or economic conditions.

How We Addressed the Matter in Our Audit
To test the estimated fair value of the Mosaic reporting unit, our audit procedures included, among others, assessing the methodologies and testing the significant assumptions described above and underlying data used by the Company. We evaluated the Company’s underlying forecast and budget information by comparing the significant assumptions to current industry and economic trends, changes in the Company’s business model and assessed the historical accuracy of management’s estimates. For example, we evaluated management’s forecasted revenue to identify, understand and evaluate changes as compared to historical results. We performed sensitivity analyses of significant assumptions to evaluate the change in the fair value of the Mosaic reporting unit for goodwill resulting from changes in the assumptions. In addition, we involved an internal valuation specialist to assist in evaluating the methodologies and significant assumptions applied in developing the fair value estimates.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2019.
New York, New York
February 17, 2021

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED AND COMBINED BALANCE SHEET

	December 31,
	2020	2019
	(In thousands, except par value amounts)
ASSETS
Cash and cash equivalents	$3,476,188	$839,796
Marketable debt securities	224,979	—
Accounts receivable, net of allowance and reserves of $29,716 and $24,148 , respectively	270,453	181,875
Note receivable - related party	—	55,251
Other current assets	147,630	152,334
Total current assets	4,119,250	1,229,256

Building, capitalized software, leasehold improvements and equipment, net	278,251	305,414
Goodwill	1,879,438	1,616,867
Intangible assets, net of accumulated amortization	405,840	350,150
Investment in MGM Resorts International	1,860,158	—
Long-term investments	297,643	347,975
Other non-current assets	294,860	247,746
TOTAL ASSETS	$9,135,440	$4,097,408

LIABILITIES AND SHAREHOLDERS' AND PARENT'S EQUITY
LIABILITIES:
Current portion of long-term debt	$—	$13,750
Accounts payable, trade	92,173	72,452
Deferred revenue	275,093	178,647
Accrued expenses and other current liabilities	383,562	320,473
Total current liabilities	750,828	585,322

Long-term debt, net	712,277	231,946
Income taxes payable	6,444	6,410
Deferred income taxes	52,593	44,459
Other long-term liabilities	230,378	180,307

Redeemable noncontrolling interests	231,992	43,818

Commitments and contingencies

SHAREHOLDERS' AND PARENT'S EQUITY:
Common stock $.001 par value; authorized 1,600,000 shares; 82,976 shares issued and outstanding at December 31, 2020	83	—
Class B common stock $.001 par value; authorized 400,000 shares; 5,789 shares issued and outstanding at December 31, 2020	6	—
Additional paid-in capital	5,909,614	—
Retained earnings	694,042	—
Invested capital	—	2,547,251
Accumulated other comprehensive loss	(6,170)	(12,226)
Total IAC shareholders' and parent's equity, respectively	6,597,575	2,535,025
Noncontrolling interests	553,353	470,121
Total shareholders' and parent's equity, respectively	7,150,928	3,005,146
TOTAL LIABILITIES AND SHAREHOLDERS' AND PARENT'S EQUITY, RESPECTIVELY	$9,135,440	$4,097,408
The accompanying Notes to Consolidated and Combined Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENT OF OPERATIONS

	Years Ended December 31,
	2020	2019	2018
	(In thousands, except per share data)
Revenue	$3,047,681	$2,705,801	$2,533,048
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	814,731	600,240	501,152
Selling and marketing expense	1,269,673	1,202,183	1,099,487
General and administrative expense	792,254	617,235	569,802
Product development expense	267,359	193,457	177,298
Depreciation	69,283	55,949	42,393
Amortization of intangibles	141,584	83,868	107,081
Goodwill impairment	265,146	3,318	—
Total operating costs and expenses	3,620,030	2,756,250	2,497,213
Operating (loss) income	(572,349)	(50,449)	35,835
Interest expense	(16,166)	(11,904)	(13,059)
Unrealized gain on investment in MGM Resorts International	840,550	—	—
Other (expense) income, net	(42,468)	34,047	282,795
Earnings (loss) before income taxes	209,567	(28,306)	305,571
Income tax benefit (provision)	59,019	60,489	(13,200)
Net earnings	268,586	32,183	292,371
Net loss (earnings) attributable to noncontrolling interests	1,140	(9,288)	(45,599)
Net earnings attributable to IAC shareholders	$269,726	$22,895	$246,772

Per share information attributable to IAC shareholders:
Basic earnings per share	$3.16	$0.27	$2.90
Diluted earnings per share	$2.97	$0.27	$2.90

Stock-based compensation expense by function:
Cost of revenue	$191	$74	$195
Selling and marketing expense	5,869	5,185	4,345
General and administrative expense	182,068	118,709	132,180
Product development expense	9,092	10,370	11,685
Total stock-based compensation expense	$197,220	$134,338	$148,405
The accompanying Notes to Consolidated and Combined Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENT OF COMPREHENSIVE OPERATIONS

	Years Ended December 31,
	2020	2019	2018
	(In thousands)
Net earnings	$268,586	$32,183	$292,371
Other comprehensive income (loss), net of income taxes:
Change in foreign currency translation adjustment	7,810	311	(6,444)
Change in unrealized gains and losses on available-for-sale marketable debt securities	2	(3)	3
Total other comprehensive income (loss), net of income taxes	7,812	308	(6,441)
Comprehensive income, net of income taxes	276,398	32,491	285,930
Components of comprehensive income attributable to noncontrolling interests:
Net loss (earnings) attributable to noncontrolling interests	1,140	(9,288)	(45,599)
Change in foreign currency translation adjustment attributable to noncontrolling interests	(1,718)	26	1,416
Change in unrealized gains and losses of available-for-sale marketable debt securities attributable to noncontrolling interests	—	1	(1)
Comprehensive income attributable to noncontrolling interests	(578)	(9,261)	(44,184)
Comprehensive income attributable to IAC shareholders	$275,820	$23,230	$241,746
The accompanying Notes to Consolidated and Combined Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' AND COMBINED STATEMENT OF PARENT'S EQUITY
Year Ended December 31, 2020

		IAC Shareholders' Equity and Invested Capital
	Redeemable Noncontrolling Interests	Common Stock, $0.001 par value		Class B Common Stock, $0.001 par value		Additional Paid-in Capital	Retained Earnings	Invested Capital	Accumulated Other Comprehensive (Loss) Income	Total IAC Shareholders' Equity and Invested Capital	Noncontrolling Interests	Total Parent's / Shareholders' Equity
		$	Shares	$	Shares
		(In thousands)
Balance as of December 31, 2019	$43,818	$—	—	$—	—	$—	$—	$2,547,251	$(12,226)	$2,535,025	$470,121	$3,005,146
Net (loss) earnings	(1,434)	—	—	—	—	—	694,042	(424,316)	—	269,726	294	270,020
Other comprehensive income, net of income taxes	439	—	—	—	—	—	—	—	6,094	6,094	1,279	7,373
Stock-based compensation expense	15	—	—	—	—	40,870	—	72,891	—	113,761	85,267	199,028
Distribution to and purchase of noncontrolling interests	(3,515)	—	—	—	—	—	—	—	—	—	(1,115)	(1,115)
Issuance of ANGI Homeservices common stock pursuant to stock-based awards, net of withholding taxes	—	—	—	—	—	(62,169)	—	1,248	(38)	(60,959)	(3,183)	(64,142)
Purchase of ANGI Homeservices treasury stock	—	—	—	—	—	(9,273)	—	(54,859)	—	(64,132)	—	(64,132)
Proceeds from the sale of Old IAC Class M common stock from New Match	—	—	—	—	—	1,408,298	—	—	—	1,408,298	—	1,408,298
Net increase in Old IAC's investment in the Company prior to the MTCH Separation	—	—	—	—	—	—	—	1,685,995	—	1,685,995	—	1,685,995
Cash merger consideration paid by Old IAC	—	—	—	—	—	—	—	837,913	—	837,913	—	837,913
Capitalization as a result of the MTCH Separation	—	79	79,343	6	5,789	4,661,231	—	(4,661,316)	—	—	—	—
Noncontrolling interest created in an acquisition	1,121	—	—	—	—	—	—	—	—	—	—	—
Issuance of Vimeo common stock and creation of noncontrolling interest, net of fees	8,299	—	—	—	—	141,301	—	—	—	141,301	—	141,301
Adjustment of noncontrolling interests to fair value	183,315	—	—	—	—	(178,508)	—	(4,807)	—	(183,315)	—	(183,315)
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	1	633	—	—	(83,383)	—	—	—	(83,382)	—	(83,382)
Issuance of restricted stock	—	3	3,000	—	—	(3)	—	—	—	—	—	—
Adjustment to the capitalization of tax accounts as a result of the MTCH Separation	—	—	—	—	—	(8,259)	—	—	—	(8,259)	—	(8,259)
Other	(66)	—	—	—	—	(491)	—	—	—	(491)	690	199
Balance as of December 31, 2020	$231,992	$83	82,976	$6	5,789	$5,909,614	$694,042	$—	$(6,170)	$6,597,575	$553,353	$7,150,928

The accompanying Notes to Consolidated and Combined Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
COMBINED STATEMENT OF PARENT'S EQUITY
Years Ended December 31, 2019 and 2018

		Old IAC Equity in
		IAC/InterActiveCorp
		Invested Capital	Accumulated Other Comprehensive (Loss) Income
	Redeemable Noncontrolling Interests			Total IAC Shareholders' Equity	Noncontrolling Interests	Total Parent's Equity
		(In thousands)
Balance as of December 31, 2017	$36,811	$2,007,443	$(7,504)	$1,999,939	$256,381	$2,256,320
Cumulative effect of adoption of ASU No. 2014-09	—	36,927	—	36,927	3,410	40,337
Net earnings	33,788	246,772	—	246,772	11,811	258,583
Other comprehensive loss, net of income tax	(582)	—	(5,026)	(5,026)	(833)	(5,859)
Stock-based compensation expense	1,138	51,327	—	51,327	95,940	147,267
Distributions to and purchases of noncontrolling interests	(11,282)	—	—	—	(1,236)	(1,236)
Adjustment of redeemable noncontrolling interests to fair value	6,640	(6,640)	—	(6,640)	—	(6,640)
Issuance of ANGI Homeservices common stock pursuant to stock-based awards, net of withholding taxes	—	106,215	(11)	106,204	34,502	140,706
Noncontrolling interests created in acquisitions	2,261	—	—	—	—	—
Net decrease in Old IAC's investment in IAC Holdings, Inc.	—	(145,461)	—	(145,461)	—	(145,461)
Other	(3,087)	—	—	—	383	383
Balance as of December 31, 2018	$65,687	$2,296,583	$(12,541)	$2,284,042	$400,358	$2,684,400
Net earnings	3,168	22,895	—	22,895	6,120	29,015
Other comprehensive income (loss), net of income tax	39	—	335	335	(66)	269
Stock-based compensation expense	148	65,893	—	65,893	65,815	131,708
Distributions to and purchases of redeemable noncontrolling interests	(40,432)	—	—	—	—	—
Adjustment of redeemable noncontrolling interests to fair value	11,554	(11,554)	—	(11,554)	—	(11,554)
Issuance of ANGI Homeservices common stock pursuant to stock-based awards, net of withholding taxes	—	(32,596)	(20)	(32,616)	(2,106)	(34,722)
Purchase of ANGI Homeservices treasury stock	—	(57,949)	—	(57,949)	—	(57,949)
Noncontrolling interests created in acquisitions	3,739	—	—	—	—	—
Net increase in Old IAC's investment in IAC Holdings, Inc.	—	263,979	—	263,979	—	263,979
Other	(85)	—	—	—	—	—
Balance as of December 31, 2019	$43,818	$2,547,251	$(12,226)	$2,535,025	$470,121	$3,005,146

The accompanying Notes to Consolidated and Combined Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENT OF CASH FLOWS

	Years Ended December 31,
	2020	2019	2018
	(In thousands)
Cash flows from operating activities:
Net earnings	$268,586	$32,183	$292,371
Adjustments to reconcile net earnings to net cash provided by operating activities:
Stock-based compensation expense	197,220	134,338	148,405
Amortization of intangibles	141,584	83,868	107,081
Depreciation	69,283	55,949	42,393
Provision for credit losses	80,765	65,723	48,362
Goodwill impairment	265,146	3,318	—
Deferred income taxes	(31,920)	(62,770)	8,765
Unrealized gain on investment in MGM Resorts International	(840,550)	—	—
Losses (gains) on long-term investments in equity securities, net	40,824	(41,385)	(153,429)
(Gains) losses from the sale of businesses, net	(1,061)	8,239	(121,312)
Other adjustments, net	26,986	6,085	2,410
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(139,116)	(73,574)	(52,131)
Other assets	(4,002)	10,605	(29,802)
Accounts payable and other liabilities	11,566	889	35,611
Income taxes payable and receivable	(12,161)	196	4,302
Deferred revenue	81,431	28,136	36,409
Net cash provided by operating activities	154,581	251,800	369,435
Cash flows from investing activities:
Acquisitions, net of cash acquired	(684,618)	(196,578)	(65,632)
Capital expenditures	(61,570)	(97,898)	(54,680)
Proceeds from maturities of marketable debt securities	475,000	25,000	35,000
Purchases of marketable debt securities	(649,828)	—	(59,671)
Net proceeds from the sale of businesses and investments	26,343	164,828	136,311
Purchases of investment in MGM Resorts International	(1,019,608)	—	—
Purchases of investments	(1,152)	(253,663)	(49,180)
Decrease (increase) in notes receivable - related party	54,828	(54,828)	—
Other, net	(11,536)	(8,729)	13,170
Net cash used in investing activities	(1,872,141)	(421,868)	(44,682)
Cash flows from financing activities:
Proceeds from the issuance of ANGI Group Senior Notes	500,000	—	—
Principal payments on ANGI Group Term Loan	(27,500)	(13,750)	(13,750)
Proceeds from issuance of related-party debt	—	—	2,500
Principal payments on related-party debt	—	(2,500)	—
Debt issuance costs	(6,484)	—	(3,709)
Proceeds from issuance of Vimeo common stock, net of fees	149,600	—	—
Purchase of ANGI Homeservices treasury stock	(63,674)	(56,905)	—
Proceeds from the exercise of ANGI Homeservices stock options	—	573	4,693
Withholding taxes paid on behalf of IAC employees on net settled stock-based awards	(85,103)	—	—
Withholding taxes paid on behalf of ANGI Homeservices employees on net settled stock-based awards	(64,079)	(35,284)	(29,844)
Distributions to and purchases of noncontrolling interests	(4,626)	(27,534)	(12,518)
Cash merger consideration paid by Old IAC in connection with the MTCH Separation	837,913	—	—
Transfers from Old IAC for periods prior to the MTCH Separation	1,706,479	263,281	(144,069)
Proceeds from the sale of Old IAC Class M common stock	1,408,298	—	—
Other, net	1,095	(3,795)	(1,041)
Net cash provided by (used in) financing activities	4,351,919	124,086	(197,738)
Total cash provided (used)	2,634,359	(45,982)	127,015
Effect of exchange rate changes on cash and cash equivalents and restricted cash	2,019	(122)	(118)
Net increase (decrease) in cash and cash equivalents and restricted cash	2,636,378	(46,104)	126,897
Cash and cash equivalents and restricted cash at beginning of period	840,732	886,836	759,939
Cash and cash equivalents and restricted cash at end of period	$3,477,110	$840,732	$886,836
The accompanying Notes to Consolidated and Combined Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION
MTCH Separation:
On December 19, 2019, IAC/InterActiveCorp ("Old IAC") entered into a Transaction Agreement (as amended as of April 28, 2020 and June 22, 2020, the "Transaction Agreement") with Match Group, Inc. ("Old MTCH"), IAC Holdings, Inc. ("New IAC" or the "Company"), a direct wholly owned subsidiary of Old IAC, and Valentine Merger Sub LLC, an indirect wholly owned subsidiary of Old IAC. On June 30, 2020, the businesses of Old MTCH were separated from the remaining businesses of Old IAC through a series of transactions that resulted in the pre-transaction stockholders of Old IAC owning shares in two, separate public companies—(1) Old IAC, which was renamed Match Group, Inc. ("New Match") and which owns the businesses of Old MTCH and certain Old IAC financing subsidiaries, and (2) New IAC, which was renamed IAC/InterActiveCorp, and which owns Old IAC's other businesses—and the pre-transaction stockholders of Old MTCH (other than Old IAC) owning shares in New Match. This transaction is referred to as the "MTCH Separation".
Spin-off:
On December 22, 2020, IAC announced that its Board of Directors approved a plan to spin-off its full stake in Vimeo to IAC shareholders. IAC's Vimeo business will be separated from the remaining businesses of IAC through a series of transactions (which we refer to as the “Spin-off”) that, if completed in their entirety, will result in the transfer of IAC's Vimeo business to Vimeo Holdings, Inc. ("SpinCo"), a newly formed subsidiary of IAC, with SpinCo becoming an independent, separately traded public company through a spin-off from IAC, and Vimeo, the IAC subsidiary that currently holds the Vimeo business, becoming a wholly-owned subsidiary of SpinCo. The proposed transaction is subject to a number of conditions including final approval by IAC's Board of Directors, approval of the separation proposal by IAC stockholders, and other customary conditions and approvals and is expected to close in the second quarter of 2021.
Company overview
The Company operates Vimeo, Dotdash and Care.com, among many other online businesses, and has majority ownership of ANGI Homeservices, which operates HomeAdvisor, Angie’s List and Handy.
ANGI Homeservices
Our ANGI Homeservices segment includes the North American (United States and Canada) and European businesses and operations of ANGI Homeservices Inc. ("ANGI"). On September 29, 2017, the Company's HomeAdvisor business and Angie's List Inc. ("Angie's List") combined under a new publicly traded company called ANGI Homeservices Inc. (the "Combination"). At December 31, 2020, IAC’s economic interest and voting interest in ANGI were 84.3% and 98.2%, respectively.
ANGI Homeservices Inc. connects quality home service professionals across 500 different categories, from repairing and remodeling to cleaning and landscaping, with consumers. Over 240,000 domestic service professionals actively sought consumer matches, completed jobs or advertised work through ANGI Homeservices' platforms and consumers turn to at least one of our brands to find a professional for approximately 32 million projects during the year ended December 31, 2020. ANGI has established category-transforming products with brands such as HomeAdvisor, Angie’s List and Handy.
ANGI's Handy business is a leading platform in the United States for connecting individuals looking for household services (primarily cleaning and handyman services) with top-quality, pre-screened independent service professionals. ANGI also owns and operates mHelpDesk, a provider of cloud-based field service software for small to mid-size businesses. Prior to its sale on December 31, 2018, ANGI also operated Felix, a pay-per-call advertising service business. In addition to its market-leading U.S. operations, ANGI owns leading home services online marketplaces in France (Travaux), Germany (MyHammer), Netherlands (Werkspot), United Kingdom (MyBuilder Limited or "MyBuilder," which we acquired a controlling interest in on March 24, 2017), Canada (HomeStars Inc. or "HomeStars," which we acquired a controlling interest in on February 8, 2017) and Italy (Instapro), as well as operations in Austria (MyHammer).

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Vimeo
Vimeo operates a cloud-based software platform for professionals, teams and organizations to create, collaborate and communicate with video. Vimeo’s all-in-one software solution makes video easier and more effective than ever before, offering the full range of video tools through a recurring software-as-a-service ("SaaS" model) that enables subscribers to create, stream, host, distribute, market, monetize and analyze videos online and across devices. At December 31, 2020, IAC held 89.7% of Vimeo's Class A Voting common stock and 97.6% of Vimeo's Class B Non-Voting common stock, or 93.2% of Vimeo's total outstanding capital stock.
Vimeo previously sold live streaming devices and accessories through its hardware business, prior to the sale of this business on March 29, 2019. Vimeo retained rights in the hardware business to participate in and receive distributions in the event of positive cash flows or proceeds from the sale of the business. On May 28, 2019, Vimeo purchased certain assets and assumed certain liabilities relating to the Magisto video creation app from Magisto, Ltd. (this transaction is referred herein to as the acquisition of Magisto).
Dotdash
Dotdash is a portfolio of digital publishing brands that collectively provide expert information and inspiration in select vertical content categories. Through our brands, Dotdash provides original and engaging digital content in a variety of formats, including articles, illustrations, videos and images.
Search
The Search segment consists of Ask Media Group and the Desktop business. Ask Media Group is a collection of websites providing general search services, and to a lesser extent, content that help users find the information they need. Through the Desktop business, we are a leading provider of global, advertising-driven desktop applications. We own and operate a portfolio of desktop browser applications that provide users with access to a wide variety of online content, tools and services. We provide users who download our desktop browser applications with new tab search services, as well as the option of default browser search services. We distribute our desktop browser applications to consumers free of charge on an opt-in basis directly through direct-to-consumer (primarily Chrome Web Store) and partnership distribution channels.
Emerging & Other
Our Emerging & Other segment primarily includes:
•Mosaic Group, a leading developer and provider of global subscription mobile applications. Mosaic Group has a portfolio of some of the largest and most popular applications including:
◦iTranslate, which develops and distributes some of the world's most downloaded mobile translation applications, enabling users to read, write, speak and learn foreign languages anywhere in the world, acquired in March 2018.
◦TelTech, which develops and distributes unique and innovative mobile communications applications that help protect consumer privacy, acquired in October 2018.
◦Daily Burn, a health and fitness business, which provides streaming fitness and workout videos across a variety of platforms (including mobile, web and other Internet-enabled television platforms).
•Care.com, the leading online destination for families to easily connect with caregivers for their children, aging parents, pets and homes and for a wide variety of caregivers to easily connect with families, which we acquired on February 11, 2020;
•Bluecrew, a technology driven staffing platform exclusively for flexible W-2 work, which we acquired a controlling interest in on February 26, 2018;

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

•The Daily Beast, a website dedicated to news, commentary, culture and entertainment that publishes original reporting and opinion from its roster of full-time journalists and contributors;
•NurseFly, a platform to efficiently connect healthcare professionals with job opportunities, which we acquired a controlling interest in on June 26, 2019;
•IAC Films, a provider of production and producer services for feature films, primarily for initial sale and distribution through theatrical releases and video-on-demand services in the United States and internationally; and
•For periods prior to their sales:
◦College Humor Media, a provider of digital content, including its subscription only property, Dropout.tv, sold March 16, 2020.
◦CityGrid, an advertising network that integrated local content and advertising for distribution to affiliated and third-party publishers across web and mobile platforms, sold December 31, 2018.
◦Dictionary.com, an online and mobile dictionary and thesaurus service, sold November 13, 2018.
◦Electus, including Notional, a provider of production and producer services for both unscripted and scripted television and digital content, primarily for initial sale and distribution in the United States, sold October 29, 2018.
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Combination
As used herein, "IAC," "the Company," "we," "our" or "us" and similar terms refer to IAC/InterActiveCorp and its subsidiaries (unless the context requires otherwise).
The Company prepares its consolidated and combined financial statements (collectively referred to herein as "financial statements") in accordance with U.S. generally accepted accounting principles ("GAAP").
The Company's financial statements were prepared on a consolidated basis beginning June 30, 2020 and on a combined basis for periods prior thereto. The difference in presentation is due to the fact that the final steps of the legal reorganization, including the contribution of all the entities that comprise the Company prior to the MTCH Separation, were not completed until June 30, 2020. The preparation of the financial statements on a combined basis for periods prior to June 30, 2020 allows for the financial statements to be presented on a consistent basis for all periods presented.
The historical combined financial statements of the Company have been derived from the historical accounting records of Old IAC. The combined financial statements reflect the historical financial position, results of operations and cash flows of the entities comprising the Company since their respective dates of acquisition by Old IAC and the allocation to the Company of certain Old IAC corporate expenses based on the historical accounting records of Old IAC through June 30, 2020. The consolidated financial statements include the accounts of the Company, all entities that are wholly-owned by the Company and all entities in which the Company has a controlling financial interest. For the purpose of the combined financial statements, income taxes have been computed as if the entities comprising the Company filed tax returns on a standalone, separate basis for periods prior to the MTCH Separation.
All intercompany transactions and balances between and among the Company and its subsidiaries have been eliminated. All intercompany transactions between (i) the Company and (ii) Old IAC and its subsidiaries for periods prior to the MTCH Separation are considered to be effectively settled for cash at the time the transaction was recorded. The total net effect of the settlement of these intercompany transactions is reflected in the statement of cash flows as a financing activity and in the balance sheet as “Invested capital.”

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

In management's opinion, the assumptions underlying the historical financial statements of the Company, including the basis on which the expenses have been allocated from Old IAC, are reasonable. However, the allocations may not reflect the expenses that the Company would have incurred as an independent, stand-alone company for the periods presented.
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
When COVID-19 first impacted the Company's ANGI Homeservices business in the spring of 2020, ANGI Homeservices experienced a decline in demand for service requests, driven primarily by decreases in demand in certain categories of jobs (particularly discretionary indoor projects). Toward the end of the spring of 2020, ANGI Homeservices experienced a rebound in service requests, exceeding pre-COVID-19 growth levels, driven by increased demand from homeowners who spent more time at home due to measures taken to reduce the spread of COVID-19. ANGI Homeservices continued to experience strong demand for home services in the second half of 2020. However, many service professionals' businesses have been adversely impacted by labor and material constraints and many service professionals have limited capacity to take on new business, which has negatively impacted ANGI Homeservices' ability to monetize this increased level of service requests. Vimeo has seen strong revenue growth as the demand for communication via video has increased due to the pandemic. The Search segment has experienced a decline in revenue due, in part, to the decrease in advertising rates due to the impact of COVID-19, which decrease in rates was more significant earlier in the year.
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
In the quarter ended September 30, 2020, the Company reassessed the fair values of the Desktop reporting unit and the related indefinite-lived intangible assets and recorded impairments equal to the remaining carrying value of the goodwill of $53.2 million and $10.8 million related to the intangible assets. The reduction in the Company’s fair value estimates of the Desktop business in the first and third quarters of 2020 was primarily due to lower consumer queries, increasing challenges in monetization and the reduced ability to market profitably due to browser policy changes implemented by Google and other browsers. The effects of COVID-19 on monetization were an additional factor. Refer to "Certain Risks and Concentrations—Services Agreement with Google" for additional information.
There were no additional impairments identified during the year ended December 31, 2020.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

In addition, the United States, which represents 80% of the Company's revenue for the year ended December 31, 2020, experienced a significant resurgence of the coronavirus and with record levels of COVID-19 infections being reported during the fourth quarter of 2020 and continuing into the first quarter of 2021. Europe, which is the second largest market for the Company's products and services, has also seen a dramatic resurgence in COVID-19. This resurgence and the measures designed to curb its spread could materially and adversely affect our business, financial condition and results of operations.
Accounting Estimates
Management of the Company is required to make certain estimates, judgments and assumptions during the preparation of its financial statements in accordance with GAAP. These estimates, judgments and assumptions impact the reported amounts of assets, liabilities, revenue and expenses and the related disclosure of assets and liabilities. Actual results could differ from these estimates.
On an ongoing basis, the Company evaluates its estimates, judgments and assumptions, including those related to: the fair values of cash equivalents and marketable debt and equity securities; the carrying value of accounts receivable, including the determination of the allowance for credit losses; the determination of revenue reserves; the determination of the customer relationship period for certain costs to obtain a contract with a customer; the carrying value of right-of-use assets ("ROU assets"); the useful lives and recoverability of building, capitalized software, leasehold improvements and equipment and definite-lived intangible assets; the recoverability of goodwill and indefinite-lived intangible assets; the fair value of equity securities without readily determinable fair values; contingencies; the fair value of acquisition-related contingent consideration arrangements; unrecognized tax benefits; the valuation allowance for deferred income tax assets; and the fair value of and forfeiture rates for stock-based awards, among others. The Company bases its estimates, judgments and assumptions on historical experience, its forecasts and budgets and other factors that the Company considers relevant.
Accounting for Investments in Equity Securities
Investments in equity securities, other than those of the Company's consolidated subsidiaries and those accounted for under the equity method, if applicable, are accounted for at fair value or under the measurement alternative of Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, with any changes to fair value recognized within other (expense) income, net each reporting period. Under the measurement alternative, equity investments without readily determinable fair values are carried at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar securities of the same issuer; value is generally determined based on a market approach as of the transaction date. A security will be considered identical or similar if it has identical or similar rights to the equity securities held by the Company. The Company reviews its investments in equity securities without readily determinable fair values for impairment each reporting period when there are qualitative factors or events that indicate possible impairment. Factors the Company considers in making this determination include negative changes in industry and market conditions, financial performance, business prospects, and other relevant events and factors. When indicators of impairment exist, the Company prepares quantitative assessments of the fair value of its investments in equity securities, which require judgment and the use of estimates. When the Company's assessment indicates that the fair value of the investment is below its carrying value, the Company writes down the investment to its fair value and records the corresponding charge within other (expense) income, net. See "Note 6 - Financial Instruments and Fair Value Measurements" for additional information on the impairments of certain equity securities without readily determinable fair values recorded during the year ended December 31, 2020.
In the event the Company has investments in the common stock or in-substance common stock of entities in which the Company has the ability to exercise significant influence over the operating and financial matters of the investee, but does not have a controlling financial interest, are accounted for using the equity method and are included in "Long-term investments" in the accompanying balance sheet. At December 31, 2020, the Company has one investment accounted for using the equity method. At December 31, 2019, the Company did not have any investments accounted for using the equity method.
Revenue Recognition
The Company accounts for a contract with a customer when it has approval and commitment from all parties, the rights of the parties and payment terms are identified, the contract has commercial substance and collectability of consideration is

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

probable. Revenue is recognized when control of the promised services or goods is transferred to our customers and in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services or goods.
The Company adopted ASU No. 2014-09, Revenue from Contracts with Customers, effective January 1, 2018 using the modified retrospective transition method for open contracts as of the date of initial application. The cumulative effect to the Company's retained earnings at January 1, 2018 was an increase of $40.3 million, of which $3.4 million was related to the noncontrolling interest in ANGI; the adjustment to retained earnings was principally related to the Company’s ANGI segment and the Desktop business.
•Within ANGI, the effect of the adoption of ASU No. 2014-09 was that commissions paid to employees pursuant to certain sales incentive programs, which represent the incremental direct costs of obtaining a service professional contract, are now capitalized and amortized over the estimated life of a service professional (also referred to as the estimated customer relationship period). These costs were expensed as incurred prior to January 1, 2018. The cumulative effect of the adoption of ASU No. 2014-09 was the establishment of a current and non-current asset for capitalized sales commissions of $29.7 million and $4.2 million, respectively, and a related deferred tax liability of $8.0 million, resulting in a net increase to retained earnings of $25.9 million on January 1, 2018.
•Within the Desktop business, the primary effect of the adoption of ASU No. 2014-09 was to accelerate the recognition of the portion of the revenue of certain desktop applications sold by SlimWare that qualify as functional intellectual property ("functional IP") under ASU No. 2014-09. This revenue was previously deferred and recognized over the applicable subscription term. The cumulative effect of the adoption of ASU No. 2014-09 for SlimWare was a reduction in deferred revenue of $20.3 million and the establishment of a deferred tax liability of $4.9 million, resulting in a net increase to retained earnings of $15.5 million on January 1, 2018.
The Company's disaggregated revenue disclosures are presented in "Note 12—Segment Information."
Transaction Price
The objective of determining the transaction price is to estimate the amount of consideration the Company is due in exchange for its services or goods, including amounts that are variable. The Company determines the total transaction price, including an estimate of any variable consideration, at contract inception and reassesses this estimate each reporting period.
The Company excludes from the measurement of transaction price all taxes assessed by governmental authorities that are both (i) imposed on and concurrent with a specific revenue-producing transaction and (ii) collected from customers. Accordingly, such tax amounts are not included as a component of revenue or cost of revenue.
For contracts that have an original duration of one year or less, the Company uses the practical expedient available under ASU No. 2014-09, applicable to such contracts and does not consider the time value of money.
Arrangements with Multiple Performance Obligations
The Company’s contracts with customers may include multiple performance obligations. For such arrangements, the Company allocates revenue to each performance obligation based on its relative standalone selling price. The Company generally determines standalone selling prices based on the prices charged to customers, which are directly observable or based on an estimate if not directly observable. For our multiple performance obligation arrangements that include functional intellectual property ("IP"), which comprise the downloadable apps and software of the Desktop business, the Company uses a residual approach to determine standalone selling prices for the functional IP.
Assets Recognized from the Costs to Obtain a Contract with a Customer
The Company has determined that certain costs, primarily commissions paid to employees pursuant to certain sales incentive programs and mobile app store fees, meet the requirements to be capitalized as a cost of obtaining a contract. Commissions paid to employees pursuant to certain sales incentive programs are amortized over the estimated customer relationship period. The Company calculates the estimated customer relationship period as the average customer life, which is

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

based on historical data. When customer renewals are expected and the renewal commission is not commensurate with the initial commission, the average customer life includes renewal periods. For sales incentive programs where the customer relationship period is one year or less, the Company has elected the practical expedient to expense the costs as incurred. The Company generally capitalizes and amortizes mobile app store fees over the term of the applicable subscription.
During the years ended December 31, 2020, 2019 and 2018, the Company recognized expense of $109.0 million, $99.8 million and $70.6 million related to the amortization of these costs. The current contract asset balances are $61.5 million, $43.1 million and $40.6 million at December 31, 2020, 2019 and 2018, respectively. The non-current contract asset balances are $9.3 million, $6.2 million and $4.5 million at December 31, 2020, 2019 and 2018, respectively. The current and non-current contract assets are included in "Other current assets" and "Other non-current assets," respectively, in the accompanying balance sheet.
Performance Obligations
As permitted under the practical expedient available under ASU No. 2014-09, the Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less, (ii) contracts with variable consideration that is allocated entirely to unsatisfied performance obligations or to a wholly unsatisfied promise accounted for under the series guidance, and (iii) contracts for which the Company recognizes revenue at the amount which it has the right to invoice for services performed.
ANGI Homeservices
ANGI revenue is primarily derived from consumer connection revenue, which comprises fees paid by HomeAdvisor service professionals for consumer matches (regardless of whether the service professional ultimately provides the requested service) and revenue from completed jobs sourced through the HomeAdvisor and Handy platforms. Consumer connection revenue varies based upon several factors, including the service requested, product experience offered and geographic location of service. The Company’s consumer connection revenue is generated and recognized when an in-network service professional is delivered a consumer match or when a job sourced through the HomeAdvisor and Handy platforms are completed. Consumer connection revenue is generally billed one week following a consumer match, with payment due upon receipt of invoice or collected when a consumer schedules a job through the HomeAdvisor and Handy platforms. The Company maintains revenue reserves for potential credits for services provided by Handy service professionals to consumers.
ANGI revenue is also derived from (i) sales of time-based website, mobile and call center advertising to service professionals, (ii) HomeAdvisor service professional membership subscription fees, (iii) membership subscription fees from consumers and (iv) service warranty subscription and other services. Angie's List service professionals generally pay for advertisements in advance on a monthly or annual basis at the option of the service professional, with the average advertising contract term being approximately one year. Angie's List website, mobile and call center advertising revenue is recognized ratably over the contract term. Revenue from the sale of advertising in the Angie’s List Magazine is recognized in the period in which the publication is distributed. Service professional membership subscription revenue is initially deferred and is recognized using the straight-line method over the applicable subscription period, which is typically one year. Angie's List prepaid consumer membership subscription fees are recognized as revenue using the straight-line method over the term of the applicable subscription period, which is typically one year.

Prior to January 1, 2020, ANGI's Handy business recorded revenue on a net basis. Effective January 1, 2020, ANGI modified the Handy terms and conditions so that Handy, rather than the service professional, has the contractual relationship with the consumer to deliver the service and Handy, rather than the consumer, has the contractual relationship with the service professional. Consumers request services and pay for such services directly through the Handy platform and then Handy fulfills the request with independently established home services providers engaged in a trade, occupation and/or business that customarily provides such services. This change in contractual terms requires gross revenue accounting treatment effective January 1, 2020. Also, in the case of certain tasks, HomeAdvisor provides a pre-priced product offering, pursuant to which consumers can request services through a HomeAdvisor platform and pay HomeAdvisor for the services directly. HomeAdvisor then fulfills the request with independently established home services providers engaged in a trade, occupation and/or business that customarily provides such services. Revenue from HomeAdvisor’s pre-priced product offering is also recorded on a gross basis effective January 1, 2020. The change to gross revenue reporting for Handy and HomeAdvisor’s

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

pre-priced product offering, effective January 1, 2020, resulted in an increase in revenue of $73.8 million during the year ended December 31, 2020.
Vimeo
Vimeo revenue is derived primarily from annual and monthly SaaS subscription fees paid by subscribers for self-serve and enterprise subscription plans. Subscription revenue is recognized over the terms of the applicable subscription period, which range from one month to three years. The most common subscription is an annual subscription.
Dotdash
Dotdash revenue consists principally of display advertising revenue and performance marketing revenue. Display advertising revenue is generated primarily through digital display advertisements sold directly by our sales team and through programmatic advertising networks. Performance marketing revenue includes affiliate commerce and performance marketing commissions. Affiliate commerce commission revenue is generated when Dotdash refers users to commerce partner websites resulting in a purchase or transaction. Performance marketing commissions are generated on a cost-per-click or cost-per-action basis.
Search
Ask Media Group revenue consists principally of advertising revenue generated principally through the display of paid listings in response to search queries, as well as from display advertisements appearing alongside content on its various websites and, to a lesser extent, affiliate commerce commission revenue. Paid listings are advertisements displayed on search results pages that generally contain a link to advertiser websites. The majority of the paid listings displayed by Ask Media Group is supplied to us by Google Inc. ("Google") pursuant to our services agreement with Google. Pursuant to this agreement, Ask Media Group businesses transmit search queries to Google, which in turn transmits a set of relevant and responsive paid listings back to these businesses for display in search results. This ad-serving process occurs independently of, but concurrently with, the generation of algorithmic search results for the same search queries. Google paid listings are displayed separately from algorithmic search results and are identified as sponsored listings on search results pages. Paid listings are priced on a price per click basis and when a user submits a search query through an Ask Media Group business and then clicks on a Google paid listing displayed in response to the query, Google bills the advertiser that purchased the paid listing and shares a portion of the fee charged to the advertiser with the Ask Media Group business. The Company recognizes paid listing revenue from Google when it delivers the user's click. In cases where the user’s click is generated due to the efforts of a third-party distributor, we recognize the amount due from Google as revenue and record a revenue share or other payment obligation to the third-party distributor as traffic acquisition costs.
Revenue from display advertising is generated through advertisements sold through programmatic advertising networks. Affiliate commerce commission revenue is generated when an Ask Media Group property refers users to commerce partner websites resulting in a purchase or transaction.
Desktop revenue largely consists of advertising revenue generated principally through the display of paid listings in response to search queries. The majority of the paid listings displayed are supplied to us by Google in the manner, and pursuant to the services agreement with Google, described above. To a lesser extent, Desktop revenue also includes fees paid by subscribers for downloadable desktop applications as well as display advertisements. Fees related to subscription downloadable desktop applications are generally recognized over the term of the applicable subscription period, which is primarily one or two years. Fees related to display advertisements are recognized when an advertisement is displayed.
Emerging & Other
Mosaic Group revenue consists primarily of fees paid by subscribers for downloadable mobile applications distributed through the Apple App Store and Google Play Store and directly from consumers, as well as display advertisements. Fees related to subscription downloadable mobile applications are generally recognized either over the term of the subscription period, which is up to one year, for those applications that must be connected to our servers to function, or at the time of the

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

sale when the software license is delivered. Fees related to display advertisements are recognized when an advertisement is displayed.
Care.com generates revenue primarily through subscription fees from families and caregivers for its suite of products and services, as well as through annual contracts with corporate employers who provide access to Care.com's suite of products and services as an employee benefit and through contracts with businesses that recruit employees through its platform.
Bluecrew revenue consists of service revenue, which is generated through staffing workers and recognized as control of the promised services is transferred to our customers.
The Daily Beast revenue consists of advertising revenue, which is generated primarily through display advertisements (sold directly and through programmatic ad sales), and to a lesser extent, affiliate commerce commission revenue.
NurseFly revenue consists of subscription revenue, which is generated through recruiting agencies that seek access to qualified healthcare professionals and is recognized at the earlier of the full delivery of the promised services or the length of the subscription period.
Revenue of IAC Films and College Humor Media, which was sold in the first quarter of 2020, is generated primarily through media production and distribution and advertising. Production revenue is recognized when control is transferred to the customer to broadcast or exhibit, and advertising revenue is recognized when an advertisement is displayed or over the advertising period.
Accounts Receivables, Net of the Allowance for Credit Losses and Revenue Reserves
Accounts receivable include amounts billed and currently due from customers. The allowance for credit losses is based upon a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history, the specific customer’s ability to pay its obligation and any other forward-looking data regarding customers' ability to pay which may be available. The time between the Company issuance of an invoice and payment due date is not significant; customer payments that are not collected in advance of the transfer of promised services or goods are generally due no later than 30 days from invoice date. The Company also maintains allowances to reserve for potential credits issued to consumers or other revenue adjustments. The amounts of these reserves are based primarily upon historical experience.
Credit Losses and Revenue Reserve
The following table presents the changes in the allowance for credit losses for the year ended December 31, 2020:

December 31, 2020
(In thousands)
Balance at January 1	$20,257
Current period provision for credit losses	80,765
Write-offs charged against the allowance	(75,815)
Recoveries collected	2,447
Balance at December 31	$27,654
The revenue reserve was $2.1 million and $3.9 million at December 31, 2020 and 2019, respectively. The total allowance for credit losses and revenue reserve was $29.7 million and $24.1 million as of December 31, 2020 and 2019, respectively.
Deferred Revenue
Deferred revenue consists of payments that are received or are contractually due in advance of the Company's performance. The Company’s deferred revenue is reported on a contract by contract basis at the end of each reporting period. The Company classifies deferred revenue as current when the term of the applicable subscription period or expected completion of its performance obligation is one year or less. The current and non-current deferred revenue balances are $178.6 million and

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

$1.3 million, respectively, at December 31, 2019 and $150.1 million and $1.7 million, respectively, at December 31, 2018. During the year ended December 31, 2019, the Company recognized $146.5 million of revenue that was included in the deferred revenue balance as of December 31, 2018. During the year ended December 31, 2020, the Company recognized $170.7 million of revenue that was included in the deferred revenue balance as of December 31, 2019. The current and non-current deferred revenue balances are $275.1 million and $1.5 million, respectively, at December 31, 2020. Non-current deferred revenue is included in "Other long-term liabilities" in the accompanying balance sheet.
Cash and Cash Equivalents
Cash and cash equivalents include cash and short-term investments, with maturities of less than 91 days from the date of purchase. Domestically, cash equivalents primarily consist of AAA rated government money market funds, treasury discount notes and time deposits. Internationally, cash equivalents primarily consist of AAA rated government money market funds and time deposits.
Investments in Debt Securities
The Company invests in marketable debt securities with active secondary or resale markets to ensure portfolio liquidity to fund current operations or satisfy other cash requirements as needed. Marketable debt securities are adjusted to fair value each quarter, and the unrealized gains and losses, net of tax, are included in accumulated other comprehensive income (loss) as a separate component of shareholders' equity. The specific-identification method is used to determine the cost of debt securities sold and the amount of unrealized gains and losses reclassified out of accumulated other comprehensive income (loss) into earnings. The Company also invests in non-marketable debt securities as part of its investment strategy. We review our debt securities for impairment each reporting period. The Company recognizes an unrealized loss on debt securities in net earnings when the impairment is determined to be other-than-temporary. Factors we consider in making such determination include the duration, severity and reason for the decline in value and the potential recovery and our intent to sell the debt security. We also consider whether we will be required to sell the security before recovery of its amortized cost basis and whether the amortized cost basis cannot be recovered because of credit losses. If an impairment is considered to be other-than-temporary, the debt security will be written down to its fair value and the loss will be recognized within other (expense) income, net. At December 31, 2020 marketable debt securities consist of treasury discount notes. There were no marketable debt securities at December 31, 2019.
Certain Risks and Concentrations—Services Agreement with Google (the "Services Agreement")
A meaningful portion of the Company's revenue (and a substantial portion of IAC’s net cash from operations that it can freely access) is attributable to the Services Agreement. In addition, the Company earns certain other advertising revenue from Google that is not attributable to the Services Agreement. For the years ended December 31, 2020, 2019 and 2018, total revenue earned from Google was $556.4 million, $733.5 million and $825.2 million, respectively, representing 18%, 27%, and 33%, respectively, of the Company's total revenue. The related accounts receivable totaled $61.9 million and $53.0 million at December 31, 2020 and 2019, respectively.
The total revenue earned from the Services Agreement for the years ended December 31, 2020, 2019 and 2018, was $498.3 million, $677.0 million and $765.6 million, respectively, representing 16%, 25% and 30%, respectively, of the Company's total revenue.
The revenue attributable to the Services Agreement is earned by the Desktop business and Ask Media Group, both within the Search segment. For the years ended December 31, 2020, 2019 and 2018, revenue earned from the Services Agreement was $153.5 million, $291.1 million and $426.5 million, respectively, within the Desktop business and $344.8 million, $385.9 million and $339.0 million, respectively, within Ask Media Group.
The Services Agreement expires on March 31, 2023; provided that during each September, either party may, after discussion with the other party, terminate the Services Agreement, effective on September 30 of the year following the year such notice is given. Neither party gave notice to the other party to terminate the Services Agreement pursuant to this provision in September 2020. The Services Agreement requires that the Company comply with certain guidelines promulgated by Google. Google may generally unilaterally update its policies and guidelines without advance notice. These updates may be

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

specific to the Services Agreement or could be more general and thereby impact the Company as well as other companies. These policy and guideline updates have in the past and could in the future require modifications to, or prohibit and/or render obsolete certain of our products, services and/or business practices, which have been and could be costly to address and have had or otherwise could have an adverse effect on our financial condition and results of operations. As described below, Google has made changes to the policies under the Services Agreement and has also made industry-wide changes that have negatively impacted the Desktop business and it may do so in the future.
Certain industry-wide policy changes became effective on July 1, 2019 and August 27, 2020. These industry-wide changes, combined with other changes to policies under the Services Agreement during the second half of 2019, have had a negative impact on the historical and expected future results of operations of the Desktop business. In addition, at multiple times during the fourth quarter of 2020, Google suspended services with respect to some of IAC's products and may do so in the future. The Desktop business elected to modify certain marketing strategies in early January 2021. This is expected to further reduce the revenue and profitability of the Desktop business in 2021.
The reduction in revenue and profitability was the primary factor in the goodwill and indefinite-lived intangible asset impairments related to the Desktop business recorded in the year ended December 31, 2020 of $265.1 million and $32.2 million respectively. The impact of COVD-19 was an additional factor.
Credit Risk
Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of cash and cash equivalents. Cash and cash equivalents are maintained with financial institutions and are in excess of Federal Deposit Insurance Corporation insurance limits.
Other Risks
The Company is subject to certain risks and concentrations including dependence on third-party technology providers, exposure to risks associated with online commerce security and credit card fraud.
Building, Capitalized Software, Leasehold Improvements and Equipment
Building, capitalized software, leasehold improvements and equipment are recorded at cost. Repairs and maintenance costs are expensed as incurred. Amortization of leasehold improvements, which is included within depreciation within the statement of operations, and depreciation is computed using the straight-line method over the estimated useful lives of the assets, or, in the case of leasehold improvements, the lease term, if shorter.

Asset Category	Estimated Useful Lives
Buildings and leasehold improvements	3 to 39 Years
Capitalized software and computer equipment	2 to 3 Years
Furniture and other equipment	3 to 12 Years
The Company capitalizes certain internal use software costs including external direct costs utilized in developing or obtaining the software and compensation for personnel directly associated with the development of the software. Capitalization of such costs begins when the preliminary project stage is complete and ceases when the project is substantially complete and ready for its intended purpose. The net book value of capitalized internal use software is $68.0 million and $56.3 million at December 31, 2020 and 2019, respectively.
Business Combinations and Contingent Consideration Arrangements
The purchase price of each acquisition is attributed to the assets acquired and liabilities assumed based on their fair values at the date of acquisition, including identifiable intangible assets that either arise from a contractual or legal right or are separable from goodwill. The Company usually obtains the assistance of outside valuation experts to assist in the allocation of purchase price to the identifiable intangible assets acquired. While outside valuation experts may be used, management has

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

ultimate responsibility for the valuation methods, models and inputs used and the resulting purchase price allocation. The excess purchase price over the value of net tangible and identifiable intangible assets acquired is recorded as goodwill and is assigned to the reporting unit(s) that is expected to benefit from the business combination as of the acquisition date.
In connection with certain business combinations, the Company has entered into contingent consideration arrangements that are determined to be part of the purchase price. Each of these arrangements is initially recorded at its fair value at the time of the acquisition and reflected at current fair value for each subsequent reporting period thereafter until settled. Generally, our contingent consideration arrangements are based upon financial performance and/or operating metric targets. The Company generally determines the fair value of the contingent consideration arrangements by using probability-weighted analyses to determine the amounts of the gross liability, and, if the arrangement is long-term in nature, applying a discount rate that appropriately captures the risk associated with the obligation to determine the net amount reflected in the financial statements. Significant changes in forecasted earnings or operating metrics would result in a significantly higher or lower fair value measurement. The changes in the remeasured fair value of the contingent consideration arrangements during each reporting period, including the accretion of the discount, if applicable, are recognized in "General and administrative expense" in the accompanying statement of operations. See "Note 6—Financial Instruments and Fair Value Measurements" for a discussion of contingent consideration arrangements.
Goodwill and Indefinite-Lived Intangible Assets
The Company assesses goodwill and indefinite-lived intangible assets for impairment annually at October 1 or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit or the fair value of an indefinite-lived intangible asset below its carrying value.
When the Company elects to perform a qualitative assessment and concludes it is not more likely than not that the fair value of the reporting unit is less than its carrying value, no further assessment of that reporting unit's goodwill is necessary; otherwise, a quantitative assessment is performed and the fair value of the reporting unit is determined. If the carrying value of the reporting unit exceeds its estimated fair value, a goodwill impairment equal to the excess is recorded.
For the Company's annual goodwill test at October 1, 2020, a qualitative assessment of the ANGI, Vimeo, Care.com, Bluecrew and Nursefly reporting units' goodwill was performed because the Company concluded it was more likely than not that the fair value of these reporting units was in excess of their respective carrying values. The primary factors that the Company considered in its qualitative assessment for each of these reporting units are described below:
•ANGI's October 1, 2020 market capitalization of $5.5 billion exceeded its carrying value by approximately $4.3 billion.
•The Company prepared valuations of the Vimeo, Bluecrew and Nursefly reporting units primarily in connection with the issuance and/or settlement of equity awards that are denominated in the equity of these businesses during the year ended December 31, 2020. The valuations were prepared time proximate to, however, not as of, October 1, 2020. The fair value of each of these businesses was in excess of its October 1, 2020 carrying value.
•The primary factors the Company considered in its qualitative assessment of the Care.com reporting unit were the strong forecasted operating performance of the Care.com reporting unit and the excess of estimated fair value based upon the purchase price at acquisition over the carrying value at October 1, 2020.
For the Company's annual goodwill test at October 1, 2020, the Company quantitatively tested the Mosaic Group reporting unit. The Company's quantitative test indicated that there was no impairment. The Company's Dotdash, Ask Media Group, Desktop, The Daily Beast and IAC Films reporting units have no goodwill as of October 1, 2020.
The aggregate carrying value of goodwill for which the most recent estimate of the excess of fair value over carrying value is less than 20% is approximately $759.5 million.
The fair value of the Company's reporting units (except for ANGI described above) is determined using both an income approach based on discounted cash flows ("DCF") and a market approach when it tests goodwill for impairment, either on an

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

interim basis or annual basis as of October 1 each year. The Company uses the same approach in determining the fair value of its businesses in connection with its non-public subsidiary denominated stock-based compensation plans, which can be a significant factor in the decision to apply the qualitative assessment rather than a quantitative test. Determining fair value using a DCF analysis requires the exercise of significant judgment with respect to several items, including the amount and timing of expected future cash flows and appropriate discount rates. The expected cash flows used in the DCF analyses are based on the Company's most recent forecast and budget and, for years beyond the budget, the Company's estimates, which are based, in part, on forecasted growth rates. The discount rates used in the DCF analyses are intended to reflect the risks inherent in the expected future cash flows of the respective reporting units. Assumptions used in the DCF analyses, including the discount rate, are assessed based on each reporting unit's current results and forecasted future performance, as well as macroeconomic and industry specific factors. The discount rates used in the quantitative test for determining the fair value of the Company's reporting units was 15.0% in 2020 (for the Mosaic reporting unit) and 12.5% in 2019 (for the Desktop reporting unit). Determining fair value using a market approach considers multiples of financial metrics based on both acquisitions and trading multiples of a selected peer group of companies. From the comparable companies, a representative market multiple is determined which is applied to financial metrics to estimate the fair value of a reporting unit. To determine a peer group of companies for our respective reporting units, we considered companies relevant in terms of consumer use, monetization model, margin and growth characteristics, and brand strength operating in their respective sectors.
While the Company has the option to qualitatively assess whether it is more likely than not that the fair values of its indefinite-lived intangible assets are less than their carrying values, the Company's policy is to determine the fair value of each of its indefinite-lived intangible assets annually as of October 1, in part, because the level of effort required to perform the quantitative and qualitative assessments is essentially equivalent. The Company determines the fair value of indefinite-lived intangible assets using an avoided royalty DCF valuation analysis. Significant judgments inherent in this analysis include the selection of appropriate royalty and discount rates and estimating the amount and timing of expected future cash flows. The discount rates used in the DCF analyses are intended to reflect the risks inherent in the expected future cash flows generated by the respective intangible assets. The royalty rates used in the DCF analyses are based upon an estimate of the royalty rates that a market participant would pay to license the Company's trade names and trademarks. The future cash flows are based on the Company's most recent forecast and budget and, for years beyond the budget, the Company's estimates, which are based, in part, on forecasted growth rates. Assumptions used in the avoided royalty DCF analyses, including the discount rate and royalty rate, are assessed annually based on the actual and projected cash flows related to the asset, as well as macroeconomic and industry specific factors. The discount rates used in the Company's annual indefinite-lived impairment assessment ranged from 11.5% to 25.0% in 2020 and 11.5% to 27.5% in 2019, and the royalty rates used in both 2020 and 2019 ranged from 1.0% to 5.5%.
If the carrying value of an indefinite-lived intangible asset exceeds its estimated fair value, an impairment equal to the excess is recorded. There are no indefinite-lived intangible assets for which the most recent estimate of the excess fair value over carrying value is less than 20%.
In the quarter ended March 31, 2020, the Company determined that the effects of COVID-19 were an indicator of possible impairment for certain of its reporting units and indefinite-lived intangible assets and identified impairments of $212.0 million and $21.4 million related to the goodwill and certain indefinite-lived intangible assets, respectively, of the Desktop reporting unit.
In the quarter ended September 30, 2020, the Company reassessed the fair values of the Desktop reporting unit and the related indefinite-lived intangible assets and recorded impairments equal to the remaining carrying value of the goodwill of $53.2 million and $10.8 million related to the intangible assets. The reduction in the Company’s fair value estimates of the Desktop business in the first and third quarters of 2020 was primarily due to lower consumer queries, increasing challenges in monetization and the reduced ability to market profitably due to policy changes implemented by Google and other browsers. The effects of COVID-19 on monetization were an additional factor.
The October 1, 2020 annual assessment of goodwill and indefinite-lived intangible assets did not identify any additional impairments.
The October 1, 2019 annual assessment of goodwill and indefinite-lived intangible assets identified a $3.3 million goodwill impairment charge and $0.7 million trade name impairment both related to the College Humor Media business.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

The October 1, 2018 annual assessment of goodwill did not identify any impairments. The 2018 annual assessment of indefinite-lived intangible assets identified impairment charges of $27.7 million and $1.1 million related to certain Desktop and College Humor Media indefinite-lived trade names, respectively. The indefinite-lived intangible asset impairment charge at Desktop was due to Google's policy changes related to its Chrome browser which became effective on September 12, 2018 and have negatively impacted the distribution of the Company's B2C downloadable desktop products. The impairment charge related to the B2C trade name was identified in the Company’s IAC's annual impairment assessment as of October 1, 2018 and reflects the projected reduction in profits and revenues and the resultant reduction in the assumed royalty rate from these policy changes. The impairment charges are included in "Amortization of intangibles" in the accompanying statement of operations.
The Company’s operating segments are ANGI, Vimeo, Dotdash and Search, which are also reportable segments, and within its Emerging & Other reportable segment, Mosaic Group, Care.com, Bluecrew, Nursefly, The Daily Beast and IAC Films. The Company’s reporting units are consistent with its operating segments, with the exception of Desktop and Ask Media Group, which are separate reporting units within the Search operating segment. Goodwill is tested for impairment at the reporting unit level. See "Note 12—Segment Information" for additional information regarding the Company's method of determining operating and reportable segments.
Long-Lived Assets and Intangible Assets with Definite Lives
Long-lived assets, which consist of ROU assets, building, capitalized software, leasehold improvements and equipment, and intangible assets with definite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The carrying value of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying value is deemed not to be recoverable, an impairment loss is recorded equal to the amount by which the carrying value of the long-lived asset exceeds its fair value. Amortization of definite-lived intangible assets is computed either on a straight-line basis or based on the pattern in which the economic benefits of the asset are expected to be realized.
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
•Level 3: Unobservable inputs for which there is little or no market data and require the Company to develop its own assumptions, based on the best information available in the circumstances, about the assumptions market participants would use in pricing the assets or liabilities. See "Note 6—Financial Instruments and Fair Value Measurements" for a discussion of fair value measurements made using Level 3 inputs.
The Company's non-financial assets, such as goodwill, intangible assets, ROU assets and property and equipment are adjusted to fair value only when an impairment is recognized. The Company's financial assets, comprising equity securities without readily determinable fair values, are adjusted to fair value when observable price changes are identified or an impairment is recognized. Such fair value measurements are based predominantly on Level 3 inputs.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Advertising Costs
Advertising costs are expensed in the period incurred (when the advertisement first runs for production costs that are initially capitalized) and represent online marketing, including fees paid to search engines, social media sites and third parties that distribute our B2C downloadable applications, offline marketing, which is primarily television advertising, and partner-related payments to those who direct traffic to the brands within our ANGI segment. Advertising expense is $862.2 million, $855.2 million and $798.1 million for the years ended December 31, 2020, 2019 and 2018, respectively.
The Company capitalizes and amortizes the costs associated with certain distribution arrangements that require us to pay a fee per access point delivered. These access points are generally in the form of downloadable applications associated with our direct-to consumer operations. These fees are amortized over the estimated useful lives of the access points to the extent the Company can reasonably estimate a probable future economic benefit and the period over which such benefit will be realized (generally 18 months). Otherwise, the fees are charged to expense as incurred.
Legal Costs
Legal costs are expensed as incurred.
Income Taxes
The Company was included within Old IAC’s tax group for purposes of federal and consolidated state income tax return filings through June 30, 2020, the date of the MTCH Separation. For periods prior thereto, the income tax benefit and/or provision was computed for the Company on an as if standalone, separate return basis and payments to and refunds from Old IAC for the Company’s share of Old IAC’s consolidated federal and state tax return liabilities/receivables calculated on this basis have been reflected within cash flows from operating activities in the accompanying statement of cash flows.
The Company accounts for income taxes under the liability method, and deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying values of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided if it is determined that it is more likely than not that the deferred tax asset will not be realized. The Company records interest, net of any applicable related income tax benefit, on potential income tax contingencies as a component of income tax expense.
The Company evaluates and accounts for uncertain tax positions using a two-step approach. Recognition (step one) occurs when the Company concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustainable upon examination. Measurement (step two) determines the amount of benefit that is greater than 50% likely to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. De-recognition of a tax position that was previously recognized would occur when the Company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained.
Earnings Per Share
Basic earnings per share is computed by dividing net earnings attributable to IAC shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vested resulting in the issuance of common stock that could share in the earnings of the Company. For periods prior to the MTCH Separation, the Company calculated basic and diluted earnings per share using the shares issued on June 30, 2020, the date of the MTCH Separation. See "Note 10—Earnings Per Share" for additional information on dilutive securities.
Foreign Currency Translation and Transaction Gains and Losses
The financial position and operating results of foreign entities whose primary economic environment is based on their local currency are consolidated using the local currency as the functional currency. These local currency assets and liabilities are translated at the rates of exchange as of the balance sheet date, and local currency revenue and expenses of these operations

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

are translated at average rates of exchange during the period. Translation gains and losses are included in accumulated other comprehensive income as a component of shareholders' and parent's equity. Transaction gains and losses resulting from assets and liabilities denominated in a currency other than the functional currency are included in the statement of operations as a component of other (expense) income, net. See "Note 17—Financial Statement Details" for additional information regarding foreign currency exchange gains and losses.
Translation gains and losses relating to foreign entities that are liquidated or substantially liquidated are reclassified out of accumulated other comprehensive income (loss) into earnings. During the years ended December 31, 2020 and 2018, a gain of $0.1 million and a loss of $0.1 million, respectively, were reclassified into earning, and were included in "Other (expense) income, net" in the accompanying statement of operations. There were no such gains or losses for the year ended December 31, 2019.
Stock-Based Compensation
Stock-based compensation is measured at the grant date based on the fair value of the award and is generally expensed over the requisite service period. See "Note 11—Stock-based Compensation" for a discussion of the Company's stock-based compensation plans.
Redeemable Noncontrolling Interests
Noncontrolling interests in the subsidiaries of the Company are ordinarily reported on the balance sheet within shareholders' equity, separately from the Company's equity. However, securities that are redeemable at the option of the holder and not solely within the control of the issuer must be classified outside of shareholders' equity. Accordingly, all noncontrolling interests that are redeemable at the option of the holder are presented outside of shareholders' and parents' equity in the accompanying balance sheet.
In connection with the acquisition of certain subsidiaries, management of these businesses has retained an ownership interest. The Company is party to fair value put and call arrangements with respect to these interests. These put and call arrangements allow management of these businesses to require the Company to purchase their interests or allow the Company to acquire such interests at fair value, respectively. The put arrangements do not meet the definition of a derivative instrument as the put agreements do not provide for net settlement. These put and call arrangements become exercisable by the Company and the counter-party at various dates in the future. One of these arrangements was exercised during both of the years ended December 31, 2020 and 2019 and two of these arrangements were exercised during the year ended December 31, 2018. These put arrangements are exercisable by the counter-party outside the control of the Company. Accordingly, to the extent that the fair value of these interests exceeds the value determined by normal noncontrolling interest accounting, the value of such interests is adjusted to fair value with a corresponding adjustment to additional paid-in capital or invested capital. During the years ended December 31, 2020, 2019 and 2018, the Company recorded adjustments of $183.3 million, $11.6 million and $6.6 million, respectively, to increase these interests to fair value. Fair value determinations require high levels of judgment and are based on various valuation techniques, including market comparables and discounted cash flow projections.
Recent Accounting Pronouncements
Accounting Pronouncements Adopted by IAC
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
Accounting Pronouncements Not Yet Adopted by IAC
There are no recently issued accounting pronouncements that have not yet been adopted that are expected to have a material effect on the results of operations, financial condition or cash flows of the Company.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation.
NOTE 3—INCOME TAXES
The Company was included within Old IAC’s tax group for purposes of federal and consolidated state income tax return filings through June 30, 2020, the date of the MTCH Separation. For periods prior thereto, the income tax benefit and/or provision were computed for the Company on an as if standalone, separate return basis and payments to and refunds from Old IAC for the Company’s share of Old IAC’s consolidated federal and state tax return liabilities/receivables calculated on this basis have been reflected within cash flows from operating activities in the accompanying statement of cash flows.
U.S. and foreign earnings (loss) before income taxes and noncontrolling interests are as follows:

	Years Ended December 31,
	2020	2019	2018
	(In thousands)
U.S.	$197,545	$(74,360)	$269,267
Foreign	12,022	46,054	36,304
Total	$209,567	$(28,306)	$305,571
The components of the income tax (benefit) provision are as follows:

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

	Years Ended December 31,
	2020	2019	2018
	(In thousands)
Current income tax (benefit) provision:
Federal	$(29,176)	$(1,117)	$(1,187)
State	2,253	197	1,514
Foreign	(176)	3,201	4,108
Current income tax (benefit) provision	(27,099)	2,281	4,435

Deferred income tax (benefit) provision:
Federal	(20,054)	(51,952)	20,156
State	(7,726)	(10,645)	(7,272)
Foreign	(4,140)	(173)	(4,119)
Deferred income tax (benefit) provision	(31,920)	(62,770)	8,765
Income tax (benefit) provision	$(59,019)	$(60,489)	$13,200
The tax effects of cumulative temporary differences that give rise to significant deferred tax assets and deferred tax liabilities are presented below. The valuation allowance relates to deferred tax assets for which it is more likely than not that the tax benefit will not be realized.

	December 31,
	2020	2019
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$404,807	$201,766
Stock-based compensation	44,926	62,566
Long-term lease liabilities	58,800	42,486
Tax credit carryforwards	48,936	38,066
Accrued expenses	20,490	12,911
Other	34,024	21,039
Total deferred tax assets	611,983	378,834
Less: valuation allowance	(113,684)	(92,990)
Net deferred tax assets	498,299	285,844

Deferred tax liabilities:
Investment in subsidiaries	(242,537)	(240,420)
Investment in MGM Resorts International	(197,998)	—
Right-of-use assets	(43,418)	(29,654)
Intangible assets	(30,094)	(28,488)
Other	(34,639)	(31,534)
Total deferred tax liabilities	(548,686)	(330,096)
Net deferred tax liabilities	$(50,387)	$(44,252)

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

As a result of the MTCH Separation, the Company's net deferred tax liability was adjusted via invested capital for tax attributes allocated to it from Old IAC's consolidated federal and state tax filings. The allocation of tax attributes that was recorded as of June 30, 2020 was preliminary. Any subsequent adjustment to allocated tax attributes will be recorded as an adjustment to deferred taxes and additional paid-in capital. This adjustment is expected to be made in the fourth quarter of 2021 following the filing of income tax returns for the year ended December 31, 2020.
At December 31, 2020, the Company had federal and state net operating losses ("NOLs") of $1.3 billion and $840.4 million, respectively, available to offset future income. Of these federal NOLs, $843.5 million can be carried forward indefinitely and $484.1 million, if not utilized, will expire at various times between 2024 and 2036. The state NOLs, if not utilized, will expire at various times between 2022 and 2040. Federal and state NOLs of $833.3 million and $543.8 million, respectively, can be used against future taxable income without restriction and the remaining NOLs will be subject to limitations under Section 382 of the IRC, separate return limitations, and applicable law. At December 31, 2020, the Company had foreign NOLs of $442.2 million available to offset future income. Of these foreign NOLs, $401.8 million can be carried forward indefinitely and $40.4 million, if not utilized, will expire at various times between 2021 and 2040. During 2020, the Company recognized tax benefits related to NOLs of $240.3 million. Included in this amount is $32.1 million of tax benefits of acquired attributes, which was recorded as a reduction to goodwill.
At December 31, 2020, the Company had tax credit carryforwards of $66.2 million. Of this amount, $51.6 million relates to credits for research activities, $12.7 million relates to credits for foreign taxes, and $1.9 million relates to various other credits. Of these credit carryforwards, $11.5 million can be carried forward indefinitely and $54.7 million, if not utilized, will expire between 2021 and 2040.
The Company regularly assesses the realizability of deferred tax assets considering all available evidence including, to the extent applicable, the nature, frequency and severity of prior cumulative losses, forecasts of future taxable income, tax filing status, the duration of statutory carryforward periods, available tax planning and historical experience. At December 31, 2020, the Company had a U.S. gross deferred tax asset of $489.8 million that the Company expects to fully utilize on a more likely than not basis.
During 2020, the Company's valuation allowance increased by $20.7 million primarily due to an increase in foreign NOLs and the impairments of certain equity securities without readily determinable fair values. At December 31, 2020, the Company had a valuation allowance of $113.7 million related to the portion of tax loss carryforwards, foreign tax credits and other items for which it is more likely than not that the tax benefit will not be realized.
A reconciliation of the income tax (benefit)/provision to the amounts computed by applying the statutory federal income tax rate to earnings before income taxes is shown as follows:

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

	Years Ended December 31,
	2020	2019	2018
	(In thousands)
Income tax provision (benefit) at the federal statutory rate of 21%	$44,009	$(5,944)	$64,170
State income taxes, net of effect of federal tax benefit	15,936	(277)	5,188
Stock-based compensation	(167,998)	(56,871)	(39,326)
Non-deductible goodwill impairment	53,012	—	—
Non-deductible executive compensation	14,219	7,409	2,983
Change in valuation allowance on capital losses	11,385	(5,815)	(1,280)
Research credit	(7,407)	(5,105)	(3,167)
Amortizable tax basis related to intercompany transaction	(7,044)	—	—
Non-deductible expenses	6,556	5,460	1,727
Change in judgement on beginning of the year valuation allowance	(3,544)	—	—
Net adjustment related to the reconciliation of income tax provision accruals to tax returns	(2,591)	138	42
Deferred tax adjustment for enacted changes in tax laws and rates	(14,579)	(687)	(13,646)
Other, net	(973)	1,203	(3,491)
Income tax (benefit) provision	$(59,019)	$(60,489)	$13,200
A reconciliation of the beginning and ending amount of unrecognized tax benefits, including penalties but excluding interest, is as follows:

	December 31,
	2020	2019	2018
	(In thousands)
Balance at January 1	$18,060	$15,451	$14,528
Additions based on tax positions related to the current year	3,977	2,781	1,455
Settlements	(4,309)	—	—
Additions for tax positions of prior years	2,781	238	235
Expiration of applicable statutes of limitations	(351)	(410)	(767)
Balance at December 31	$20,158	$18,060	$15,451
The Company is routinely under audit by federal, state, local and foreign authorities in the area of income tax as a result of previously filed separate company and consolidated tax returns with Old IAC and will be under audit for its tax returns filed on a standalone basis following the MTCH Separation. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. The Internal Revenue Service ("IRS") has substantially completed its audit of Old IAC’s federal income tax returns for the years ended December 31, 2010 through 2016, which includes the operations of the Company. The IRS began its audit of the year ended December 31, 2017 in the second quarter of 2020. The statute of limitations for the years 2010 through 2012 and for the years 2013 through 2017 have been extended to May 31, 2021 and December 31, 2021, respectively. Returns filed in various other jurisdictions are open to examination for tax years beginning with 2009. Income taxes payable include unrecognized tax benefits considered sufficient to pay assessments that may result from the examination of prior year tax returns. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may not accurately anticipate actual outcomes and, therefore, may require periodic adjustment. Although management currently believes changes in unrecognized tax benefits from period to period and differences between amounts paid, if any, upon resolution of issues raised in audits and amounts previously provided will not have a material impact on the liquidity, results of operations, or financial condition of the Company, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in the income tax provision. At December 31, 2020 and 2019, accruals for interest and penalties are not material.
At December 31, 2020 and 2019, unrecognized tax benefits, including interest and penalties, were $22.1 million and $20.3 million, respectively. Included in unrecognized tax benefits at December 31, 2019 is $11.6 million for tax positions included in Old IAC's consolidated tax return filings. If unrecognized tax benefits at December 31, 2020 are subsequently recognized, $20.4 million, net of related deferred tax assets and interest, would reduce income tax expense. The comparable amount as of December 31, 2019 was $18.9 million. The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease by $6.1 million by December 31, 2021, due to expirations of statutes of limitations or other settlements; all of which would reduce the income tax provision.
At December 31, 2020, all of the Company's international cash can be repatriated without any significant tax consequences.
NOTE 4—BUSINESS COMBINATION
On February 11, 2020, the Company acquired 100% of Care.com, a leading global platform for finding and managing family care, for a total purchase price of $626.9 million, which includes cash consideration of $587.0 million paid by the Company and the settlement of all outstanding vested employee equity awards for $40.0 million paid by Care.com prior to the completion of the acquisition. The Company's purchase accounting is not yet complete and will be finalized in the first quarter of 2021; the determination of the fair value of certain contingent liabilities and acquired tax attributes is preliminary and subject to revision. During the fourth quarter of 2020, the Company completed a preliminary assessment of net operating losses acquired. As a result, the Company revised the purchase price allocation by increasing the fair value of deferred tax assets by $32.1 million and decreasing goodwill by $32.1 million.
The table below summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Care.com
(In thousands)
Cash and cash equivalents	$57,702
Short-term investments	20,000
Accounts receivable	20,213
Other current assets	7,479
Property and equipment	2,894
Goodwill	404,313
Intangible assets	116,800
Deferred income taxes	32,112
Other non-current assets	30,444
Total assets	691,957
Deferred revenue	(13,422)
Other current liabilities	(39,698)
Deferred income taxes	(25,824)
Other non-current liabilities	(26,039)
Net assets acquired	$586,974
The Company acquired Care.com because it is complementary to other marketplace businesses of IAC. The purchase price was based on the expected financial performance of Care.com, not on the value of the net identifiable assets at the time of acquisition. This resulted in a significant portion of the purchase price being attributed to goodwill.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

The fair values of the identifiable intangible assets acquired at the date of acquisition are as follows:

	Care.com
	(In thousands)	Useful Life (Years)
Indefinite-lived trade name and trademarks	$59,300	Indefinite
Developed technology	21,200	2
Customer relationships	35,500	2 - 5
Provider relationships	800	4
Total identifiable intangible assets acquired	$116,800
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
The financial results of Care.com are included in the Company's financial statements, within the Emerging & Other segment, beginning February 11, 2020. For the year ended December 31, 2020, the Company included $182.4 million of revenue and $31.4 million of net loss in its statement of operations related to Care.com. For the year ended December 31, 2020, the net loss of Care.com reflects a reduction in revenue of $17.3 million due to the write-off of deferred revenue due to purchase accounting fair value adjustments and $16.7 million in transaction-related costs, including severance.
Unaudited pro forma financial information
The unaudited pro forma financial information in the table below presents the results of the Company and Care.com as if this acquisition had occurred on January 1, 2019. The unaudited pro forma financial information includes adjustments required under the acquisition method of accounting and is presented for informational purposes only and is not necessarily indicative of the results that would have been achieved had the acquisition occurred on January 1, 2019. For the year ended December 31, 2020, pro forma adjustments include a reduction in transaction related costs (including stock-based compensation expense related to the acceleration of vesting of outstanding employee equity awards) of $72.8 million because they are one-time in nature and will not have a continuing impact on operations and an increase in revenue of $17.1 million related to deferred revenue written off as a part of the acquisition. For the year ended December 31, 2019, pro forma adjustments include an increase in amortization of intangibles of $25.9 million and a decrease in revenue of $11.1 million related to the deferred revenue written off as a part of the acquisition.

	Years Ended December 31,
	2020	2019
	(In thousands, except per share data)
Revenue	$3,090,779	$2,904,243
Net earnings (loss) attributable to IAC shareholders	$296,933	$(16,926)
Basic earnings (loss) per share attributable to IAC shareholders	$3.48	$(0.20)
Diluted earnings (loss) per share attributable to IAC shareholders	$3.26	$(0.20)

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

NOTE 5—GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets, net are as follows:

	December 31,
	2020	2019
	(In thousands)
Goodwill	$1,879,438	$1,616,867
Intangible assets with indefinite lives	246,913	225,296
Intangible assets with definite lives, net of accumulated amortization	158,927	124,854
Total goodwill and intangible assets, net	$2,285,278	$1,967,017
The following table presents the balance of goodwill by reportable segment, including the changes in the carrying value of goodwill, for the year ended December 31, 2020:

	Balance at December 31, 2019	Additions	(Deductions)	Impairment	Foreign Exchange Translation	Balance at December 31, 2020
	(In thousands)
ANGI Homeservices	$884,296	$2,665	$—	$—	$5,172	$892,133
Vimeo	219,374	—	(38)	—	—	219,336
Search	265,146	—	—	(265,146)	—	—
Emerging & Other	248,051	519,405	—	—	513	767,969
Total	$1,616,867	$522,070	$(38)	$(265,146)	$5,685	$1,879,438
Additions are primarily related to the acquisitions of Care.com (included in the Emerging & Other segment) and LifeCare (acquired by Care.com in October 2020).
In the quarter ended March 31, 2020, the Company determined that the effects of COVID-19 were an indicator of possible impairment for certain of its reporting units and indefinite-lived intangible assets and identified a $212.0 million impairment related to the goodwill of the Desktop reporting unit and a $21.4 million impairment related to certain indefinite-lived intangible assets of the Desktop reporting unit.
In the quarter ended September 30, 2020, the Company reassessed the fair values of the Desktop reporting unit and the related indefinite-lived intangible assets and recorded impairments equal to the remaining carrying value of the goodwill of $53.2 million and $10.8 million related to the intangible assets.
The reduction in the Company’s fair value estimates of the Desktop business in the first and third quarters of 2020 was primarily due to lower consumer queries, increasing challenges in monetization and the reduced ability to market profitably due to policy changes implemented by Google and other browsers. The effects of COVID-19 on monetization were an additional factor.
See “Note 2—Summary of Significant Accounting Policies” for further discussion of the Company’s assessments of impairment of goodwill and indefinite-lived intangible assets.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

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
The December 31, 2020 goodwill balances reflect accumulated impairment losses of $981.3 million and $198.3 million at Search and Dotdash, respectively. The December 31, 2019 goodwill balances reflect accumulated impairment losses of $716.2 million and $198.3 million at Search and Dotdash, respectively, and $14.9 million related to College Humor Media (included in the Emerging & Other segment). As a result of the impairments that were recorded prior to January 1, 2019, the Dotdash reportable segment has no goodwill.
At December 31, 2020 and 2019, intangible assets with definite lives are as follows:

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-Average Useful Life (Years)
	(In thousands)
Technology	$167,997	$(102,355)	$65,642	4.1
Service professional relationships	97,960	(97,312)	648	3.0
Customer lists and user base	91,887	(33,864)	58,023	4.0
Trade names	53,383	(19,227)	34,156	6.6
Memberships	15,900	(15,900)	—	3.0
Other	10,439	(9,981)	458	3.4
Total	$437,566	$(278,639)	$158,927	4.1

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

	December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-Average Useful Life (Years)
	(In thousands)
Technology	$143,255	$(73,483)	$69,772	4.5
Service professional relationships	99,651	(76,445)	23,206	2.9
Customer lists and user base	44,286	(24,226)	20,060	3.3
Trade names	12,777	(8,082)	4,695	3.5
Memberships	15,900	(11,940)	3,960	3.0
Other	10,439	(7,278)	3,161	3.4
Total	$326,308	$(201,454)	$124,854	3.7
At December 31, 2020, amortization of intangible assets with definite lives for each of the next five years and thereafter is estimated to be as follows:

Years Ending December 31,	(In thousands)
2021	$62,600
2022	37,982
2023	23,209
2024	11,292
2025	9,040
Thereafter	14,804
Total	$158,927
NOTE 6—FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
Marketable Debt Securities
At December 31, 2020, current available-for-sale marketable debt securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Treasury discount notes	$224,976	$3	$—	$224,979
Total available-for-sale marketable debt securities	$224,976	$3	$—	$224,979
The Company did not hold any marketable debt securities at December 31, 2019.
The contractual maturities of debt securities classified as current available-for-sale at December 31, 2020 are within one year. There are no investments in available-for-sale marketable debt securities that have been in a continuous unrealized loss position for longer than twelve months as of December 31, 2020.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Investment in MGM Resorts International

	December 31,
	2020	2019
	(In thousands)
Investment in MGM Resorts International ("MGM")	$1,860,158	$—
During the year ended December 31, 2020, the Company purchased 59.0 million shares of MGM. The fair value of the investment in MGM is remeasured each reporting period based upon MGM's closing stock price on the New York Stock Exchange and any unrealized gains or losses are included in the accompanying statement of operations. For the year ended December 31, 2020, the Company recognized an unrealized gain of $840.5 million on its investment in MGM.
Long-term Investments
Long-term investments consist of:

	December 31,
	2020	2019
	(In thousands)
Equity securities without readily determinable fair values	$296,491	$347,975
Equity method investment	1,152	—
Total long-term investments	$297,643	$347,975
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
The following table presents a summary of unrealized gains and losses recorded in other (expense) income, net, as adjustments to the carrying value of equity securities without readily determinable fair values held as of December 31, 2020 and 2019.

	Years Ended December 31,
	2020	2019
	(In thousands)
Upward adjustments (gross unrealized gains)	$—	$19,698
Downward adjustments including impairments (gross unrealized losses)	(51,484)	(1,193)
Total	$(51,484)	$18,505
The cumulative upward and downward adjustments (including impairments) to the carrying value of equity securities without readily determinable fair values held at December 31, 2020 were $19.7 million and $43.5 million, respectively.
Realized and unrealized gains and losses for the Company's marketable equity securities and investments without readily determinable fair values for the years ended December 31, 2020 and 2019 are as follows:

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

	Years Ended December 31,
	2020	2019	2018
	(In thousands)
Realized gains, net, for equity securities sold	$2,161	$22,880	$27,366
Unrealized gains, net, on equity securities held	797,565	18,505	126,063
Total gains recognized, net	$799,726	$41,385	$153,429
Equity Method Investment
During the fourth quarter of 2020, the Company acquired 0.3 million common shares of Turo Inc. ("Turo"), a peer-to-peer car sharing marketplace, for approximately $1.1 million, which is accounted for under the equity method of accounting on a one quarter lag, given the Company's preexisting ownership interest of approximately 26.8% on a fully diluted basis in the form of preferred shares, which are not common stock equivalents.
Fair Value Measurements
The following tables present the Company's financial instruments that are measured at fair value on a recurring basis:

	December 31, 2020
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$1,874,091	$—	$—	$1,874,091
Treasury discount notes	—	1,224,966	—	1,224,966
Time deposits	—	3,265	—	3,265
Marketable debt securities:
Treasury discount notes	—	224,979	—	224,979
Investment in MGM Resorts International	1,860,158	—	—	1,860,158
Other non-current assets:
Warrant	—	—	5,276	5,276
Total	$3,734,249	$1,453,210	$5,276	$5,192,735

Liabilities:
Contingent consideration arrangement	$—	$—	$—	$—

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

	December 31, 2019
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$699,589	$—	$—	$699,589
Time deposits	—	23,075	—	23,075
Other non-current assets:
Warrant	—	—	8,495	8,495
Total	$699,589	$23,075	$8,495	$731,159

Liabilities:
Contingent consideration arrangement	$—	$—	$(6,918)	$(6,918)
The following table presents the changes in the Company's financial instruments that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Years Ended December 31,
	2020		2019
	Warrant	Contingent Consideration Arrangements	Warrant	Contingent Consideration Arrangement
	(In thousands)
Balance at January 1	$8,495	$(6,918)	$—	$(26,657)
Fair value at date of acquisition	—	(1,000)	17,618	—
Total net (losses) gains:
Included in earnings:
Fair value adjustments	(3,219)	6,918	(9,123)	19,739
Settlements	—	1,000	—	—
Balance at December 31	$5,276	$—	$8,495	$(6,918)
Warrant
In the third quarter of 2019, the Company made a $250 million investment in Turo preferred shares. As part of its investment, the Company received a warrant that is net settleable at the Company's option and is recorded at fair value each reporting period with any change included in "Other (expense) income, net" in the accompanying statement of operations. The warrant is measured using significant unobservable inputs and is classified in the fair value hierarchy table as Level 3. The warrant is included in "Other non-current assets" in the accompanying balance sheet.
Contingent consideration arrangement
At December 31, 2020, the Company has one outstanding contingent consideration arrangement related to a business acquisition. The maximum contingent payments related to this arrangement for periods subsequent to December 31, 2020, which is the end of the most recent measurement period, is $15.0 million. At December 31, 2020, the Company does not expect to make any payments related to this contingent consideration arrangement. In connection with the Care.com acquisition on February 11, 2020, the Company assumed a contingent consideration arrangement liability of $1.0 million, which was subsequently paid and settled during the first quarter of 2020.

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
The fair value of contingent consideration arrangements is sensitive to changes in the expected achievement of the applicable targets and changes in discount rates. The Company remeasures the fair value of the contingent consideration arrangements each reporting period, including the accretion of the discount, if applicable, and changes are recognized in "General and administrative expense" in the accompanying statement of operations. There is no contingent consideration liability outstanding at December 31, 2020. The contingent consideration arrangement liability at December 31, 2019 includes a non-current portion of $6.9 million and, is included in “Other long-term liabilities” in the accompanying balance sheet.
Financial instruments measured at fair value only for disclosure purposes
The following table presents the carrying value and the fair value of financial instruments measured at fair value only for disclosure purposes:

	December 31, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Notes receivable—related party, current	$—	$—	$55,251	$55,251
Current portion of long-term debt	$—	$—	$(13,750)	$(13,681)
Long-term debt, net(a)	$(712,277)	$(725,700)	$(231,946)	$(232,581)
_________________
(a)    At December 31, 2020 and 2019, the carrying value of long-term debt, net includes unamortized original issue discount and debt issuance costs of $7.7 million and $1.8 million, respectively.
At December 31, 2020 and 2019, the fair value of long-term debt, including the current portion, is estimated using observable market prices or indices for similar liabilities, which are Level 2 inputs.
NOTE 7—LONG-TERM DEBT
Long-term debt consists of:

	December 31,
	2020	2019
	(In thousands)
3.875% ANGI Group Senior Notes due August 15, 2028 ("ANGI Group Senior Notes"); interest payable each February 15 and August 15, commencing February 15, 2021	$500,000	$—
ANGI Group Term Loan due November 5, 2023 ("ANGI Group Term Loan")	220,000	247,500
Total long-term debt	720,000	247,500
Less: current portion of ANGI Group Term Loan	—	13,750
Less: unamortized debt issuance costs	7,723	1,804
Total long-term debt, net	$712,277	$231,946

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

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
The indenture governing the ANGI Group Senior Notes contains a covenant that would limit ANGI Group’s ability to incur liens for borrowed money in the event a default has occurred or ANGI Group’s secured leverage ratio (as defined in the indenture) exceeds 3.75 to 1.0. At December 31, 2020, there were no limitations pursuant thereto.
ANGI Group Term Loan and ANGI Group Revolving Facility
ANGI was a party to a credit agreement that terminates on November 5, 2021. The credit agreement governs the ANGI Group Term Loan and revolving credit facility (the "ANGI Group Revolving Facility"), which are collectively referred to as the ANGI Group Credit Agreement. On August 12, 2020, ANGI Group entered into a joinder agreement with ANGI, the other subsidiaries of ANGI that are party to the credit agreement, and each of the other loan parties to the credit agreement, pursuant to which, ANGI Group became the successor borrower under the credit agreement and ANGI Homeservices Inc.'s obligations thereunder were terminated. In addition, on August 12, 2020, the definition of "Permitted Unsecured Ratio Debt" in the credit agreement was amended to remove the requirement that guarantees of certain indebtedness of the borrower be subordinated to the guarantees under the credit agreement.
The outstanding balance of the ANGI Group Term Loan was $220.0 million and $247.5 million, at December 31, 2020 and 2019, respectively. There are quarterly principal payments of $3.4 million through December 31, 2021, $6.9 million for the one-year period ending December 31, 2022 and $10.3 million through maturity of the loan when the final amount of $161.6 million is due. Additionally, interest payments are due at least quarterly through the term of the loan. In December 2020, ANGI Group prepaid its required quarterly principal payments for the year ending December 31, 2021 in the aggregate amount of $13.8 million. At December 31, 2020 and 2019, the ANGI Group Term Loan bore interest at LIBOR plus 2.00%, or 2.16% and 1.50% or 3.25%, respectively. The spread over LIBOR is subject to change in future periods based on ANGI Group's consolidated net leverage ratio.
The ANGI Group Credit Agreement requires ANGI Group to maintain a consolidated net leverage ratio of not more than 4.5 to 1.0 and a minimum interest coverage ratio of not less than 2.0 to 1.0. The ANGI Group Credit Agreement also contains covenants that would limit ANGI Group's ability to pay dividends or make distributions in the event a default has occurred or ANGI Group's consolidated net leverage ratio exceeds 4.25 to 1.0. At December 31, 2020, there were no limitations pursuant thereto.
The $250 million ANGI Group Revolving Facility expires on November 5, 2023. At December 31, 2020 and 2019, there were no outstanding borrowings under the ANGI Group Revolving Facility. The annual commitment fee on undrawn funds is based on ANGI Group's consolidated net leverage ratio most recently reported and was 35 and 25 basis points at December 31, 2020 and 2019, respectively. Any future borrowings under the ANGI Group Revolving Facility would bear interest, at ANGI Group's option, at either a base rate or LIBOR, in each case plus an applicable margin, which is based on ANGI Group's consolidated net leverage ratio. The financial and other covenants are the same as those for the ANGI Group Term Loan.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

The ANGI Group Senior Notes, ANGI Group Term Loan and ANGI Group Revolving Facility are guaranteed by certain of ANGI Group's wholly-owned material domestic subsidiaries and ANGI Group’s obligations under the ANGI Group Term Loan and the ANGI Group Revolving Facility are secured by substantially all assets of ANGI Group and the guarantors, subject to certain exceptions. The ANGI Group Term Loan and outstanding borrowings, if any, under the ANGI Group Revolving Facility rank equally with each other, and have priority over the ANGI Group Senior Notes to the extent of the value of the assets securing the borrowings under the ANGI Group Credit Agreement.
Long-term Debt Maturities:
Long-term debt maturities as of December 31, 2020 are summarized in the table below:

Years Ending December 31,	(In thousands)
2022	$27,500
2023	192,500
2028	500,000
Total	720,000
Less: unamortized debt issuance costs	7,723
Total long-term debt, net	$712,277
NOTE 8—SHAREHOLDERS' EQUITY
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
Common Stock Repurchases
On June 30, 2020, the Board of Directors of the Company authorized repurchases up to 8.0 million shares of common stock, which is equal to the number of shares that were available under the repurchase authorization at Old IAC immediately

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

prior to the MTCH Separation. For the period subsequent to the MTCH Separation through December 31, 2020 there we no repurchases of IAC common stock.
NOTE 9—ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables present the components of accumulated other comprehensive (loss) income and items reclassified out of accumulated other comprehensive loss into earnings:

	Year Ended December 31, 2020
	Foreign Currency Translation Adjustment	Unrealized Gains On Available-For-Sale Marketable Debt Securities	Accumulated Other Comprehensive (Loss) Income
	(In thousands)
Balance at January 1	$(12,226)	$—	$(12,226)
Other comprehensive income before reclassifications	6,236	2	6,238
Amounts reclassified to earnings	(144)	—	(144)
Net current period other comprehensive income	6,092	2	6,094
Accumulated other comprehensive income allocated to noncontrolling interests during the period	(38)	—	(38)
Balance at December 31	$(6,172)	$2	$(6,170)

	Year Ended December 31, 2019
	Foreign Currency Translation Adjustment	Unrealized Gains On Available-For-Sale Marketable Debt Securities	Accumulated Other Comprehensive (Loss) Income
	(In thousands)
Balance at January 1	$(12,543)	$2	$(12,541)
Other comprehensive income (loss)	337	(2)	335
Net current period other comprehensive income (loss)	337	(2)	335
Accumulated other comprehensive income allocated to noncontrolling interests during the period	(20)	—	(20)
Balance at December 31	$(12,226)	$—	$(12,226)

	Year Ended December 31, 2018
	Foreign Currency Translation Adjustment	Unrealized Gains On Available-For-Sale Marketable Debt Securities	Accumulated Other Comprehensive Loss
	(In thousands)
Balance at January 1	$(7,504)	$—	$(7,504)
Other comprehensive (loss) income before reclassifications	(4,976)	2	(4,974)
Amounts reclassified to earnings	(52)	—	(52)
Net current period other comprehensive (loss) income	(5,028)	2	(5,026)
Accumulated other comprehensive income allocated to noncontrolling interests during the period	(11)	—	(11)
Balance at December 31	$(12,543)	$2	$(12,541)
The amounts reclassified out of foreign currency translation adjustment into earnings for the years ended December 31, 2020 and 2018 relate to the liquidation of international subsidiaries.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

At December 31, 2020, 2019 and 2018, there was no tax benefit of provision on the accumulated other comprehensive loss.
NOTE 10—EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share attributable to IAC shareholders:

	Years Ended December 31,
	2020		2019		2018
	Basic	Diluted	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Net earnings	$268,586	$268,586	$32,183	$32,183	$292,371	$292,371
Net loss (earnings) attributable to noncontrolling interests	1,140	1,140	(9,288)	(9,288)	(45,599)	(45,599)
Impact from public subsidiaries' dilutive securities(a)	—	71	—	—	—	—
Net earnings attributable to IAC shareholders	$269,726	$269,797	$22,895	$22,895	$246,772	$246,772

Denominator:
Weighted average basic shares outstanding(b)	85,355	85,355	85,132	85,132	85,132	85,132
Dilutive securities(a) (c) (d) (e)	—	5,593	—	—	—	—
Denominator for earnings per share—weighted average shares(a) (c) (d) (e)	85,355	90,948	85,132	85,132	85,132	85,132

Earnings per share attributable to IAC shareholders:
Earnings per share	$3.16	$2.97	$0.27	$0.27	$2.90	$2.90
__________________________________________________________________
(a)     IAC has the option to settle certain ANGI stock-based awards in its shares. For the year ended December 31, 2020, it is more dilutive for IAC to settle these ANGI equity awards.
(b)     On November 5, 2020, the Company granted 3,000,000 shares of IAC restricted common stock to its Chief Executive Officer ("CEO"), that cliff vest on the ten-year anniversary of the grant date based on satisfaction of IAC's stock price targets and continued employment through the vesting date. These shares are included in common stock outstanding at December 31, 2020 on the balance sheet, however, are excluded from weighted average basic shares outstanding in the table above in calculating earnings per share for the year ended December 31, 2020.
(c)     If the effect is dilutive, weighted average common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and subsidiary denominated equity, vesting of restricted common stock, restricted stock units ("RSUs") and market-based awards ("MSUs"). For the year ended December 31, 2020, 3.1 million potentially dilutive securities were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.
(d)     The Company computed basic and diluted earnings per share for periods prior to the MTCH Separation using the shares issued on June 30, 2020 in connection with the MTCH Separation.
(e)     See "Note 11—Stock-based Compensation" for additional information on the grant of IAC restricted common stock to its CEO and equity instruments denominated in the shares of certain subsidiaries.
NOTE 11—STOCK-BASED COMPENSATION
IAC Denominated Stock-based Awards
IAC currently has one active plan under which stock-based awards denominated in shares of IAC common stock have been and may be granted. There are also outstanding stock-based awards that were granted under older plans that have since expired or been discontinued. The active plan provides for grants of stock options to acquire shares of IAC common stock, RSUs denominated in shares of IAC common stock, including those that may be linked to the achievement of the Company's stock price, known as market-based awards ("MSUs") and those that may be linked to the achievement of a performance target,

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

known as performance-based awards ("PSUs"), restricted stock, as well as other equity awards. The plan authorizes the Company to grant awards to its employees, officers, directors and consultants. At December 31, 2020, there are 31.1 million shares of stock reserved for future issuance under this plan. This number reflects an adjustment to the number of shares originally authorized under the plan made in connection with the MTCH Separation and pursuant to the plan terms.
This plan was an Old IAC plan and was adopted by the Company and became effective upon the consummation of the MTCH Separation. The plan has a stated term of ten years and provides that the exercise price of stock options granted will not be less than the market price of the Company's common stock on the grant date. The plan does not specify grant dates or vesting schedules of awards as those determinations have been delegated to the Compensation and Human Resources Committee of IAC's Board of Directors (the "Committee"). Each grant agreement reflects the vesting schedule for that particular grant as determined by the Committee. RSU awards currently outstanding generally cliff-vest after a five-year period, vest in equal annual installments over a four-year period or cliff-vest after a three-year period in each case, from the grant date. All outstanding stock options are fully vested. There are no MSU or PSU awards currently outstanding at December 31, 2020. The restricted stock award currently outstanding cliff vest on the ten-year anniversary of the November 5, 2020 grant date based on the satisfaction of IAC stock price targets and continued employment through the vesting date.
The amount of stock-based compensation expense recognized in the statement of operations is net of estimated forfeitures. The forfeiture rate is estimated at the grant date based on historical experience and revised, if necessary, in subsequent periods if actual forfeitures differ from the estimated rate. The expense ultimately recorded is for the awards that vest. At December 31, 2020, there is $398.3 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 6.2 years.
The total income tax benefit recognized in the accompanying statement of operations for the years ended December 31, 2020, 2019 and 2018 related to all stock-based compensation is $204.3 million, $82.4 million and $80.7 million, respectively.
The aggregate income tax benefit recognized related to the exercise of stock options for the years ended December 31, 2020, 2019 and 2018, is $170.1 million, $64.2 million, and $63.6 million, respectively. As the Company is currently in a NOL position, there will be some delay in the timing of the realization of the cash benefit of the income tax deductions related to stock-based compensation because it will be dependent upon the amount and timing of future taxable income and the timing of estimated income tax payments.
IAC Restricted Common Stock
On November 5, 2020, the Company entered into a new, ten-year employment agreement and a Restricted Stock Agreement ("RSA Agreement") with Joseph Levin, IAC's Chief Executive Officer. The RSA Agreement provides for a grant of 3,000,000 shares of IAC restricted common stock that cliff vest on the ten-year anniversary of the grant date based on satisfaction of IAC's stock price targets and Mr. Levin's continued employment through the vesting date.
Mr. Levin may request an extension of the measurement and vesting period from 10 to 12 years and IAC will consider the request in light of the circumstances.
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
The value of restricted common stock grant was estimated using a lattice model that incorporates a Monte Carlo simulation of IAC's stock price. The fair value of the restricted common stock grant on November 5, 2020 was $61.06 per share. The total grant date fair value of the award was $183.2 million.
IAC Restricted Stock Units and Market-based Stock Units
RSUs and MSUs are awards in the form of phantom shares or units denominated in a hypothetical equivalent number of shares of IAC common stock and with the value of each RSU equal to the fair value of IAC common stock at the date of grant.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

The value of each MSU is estimated using a lattice model that incorporates a Monte Carlo simulation of IAC's stock price. Each RSU grant is subject to service-based vesting, where a specific period of continued employment must pass before an award vests. The vesting of MSUs is tied to the stock price of IAC. For RSU grants, the expense is measured at the grant date as the fair value of IAC common stock and expensed as stock-based compensation over the vesting term. MSU grants are expensed over the shorter of the vesting period or the derived service period.
Unvested RSUs and MSUs outstanding at December 31, 2020 and changes during the period ended December 31, 2020 are as follows:

	RSUs		MSUs
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
	(Shares in thousands)
Unvested on June 30, 2020, the date of the MTCH Separation	421	$48.13	347	$44.76
Granted	1,121	128.82	—	—
Vested	(26)	64.52	(347)	44.76
Forfeited	(13)	94.17	—	—
Unvested at December 31, 2020	1,503	$107.62	—	$—
In connection with the MTCH Separation, Old IAC's RSUs were converted into IAC RSUs in a manner that preserved their fair value immediately before and immediately after the conversion. These equity awards are settled on a net basis, with the award holder entitled to receive IAC shares equal to the number of RSUs vesting less a number of shares with a value equal to the required cash tax withholding payment, which will be paid by the Company. The number of IAC common shares that would be required to net settle RSUs outstanding at January 29, 2021 is 0.7 million shares. In addition, withholding taxes, which will be paid by the Company on behalf of the employees upon vest, would have been $152.7 million at January 29, 2021, assuming a 50% withholding rate.
The weighted average fair value of RSUs granted subsequent to the MTCH Separation through December 31, 2020 based on market prices of IAC's common stock on the grant date was $128.82. There were no MSUs granted subsequent to the MTCH Separation through December 31, 2020.
The total fair value of RSUs and MSUs that vested subsequent to the MTCH Separation through December 31, 2020 was $3.8 million and $43.6 million.
IAC Stock Options
Stock options outstanding at December 31, 2020 and changes during the period ended December 31, 2020 are as follows:

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

	December 31, 2020
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
	(Shares and intrinsic value in thousands)
Old IAC options converted into IAC options on June 30, 2020, the date of the MTCH Separation	4,498	$20.08
Granted	—	—
Exercised	(587)	13.46
Forfeited	—	—
Expired	(2)	14.05
Options outstanding at December 31, 2020	3,909	$21.08	4.9	$657,704
Options exercisable	3,909	$21.08	4.9	$657,704
In connection with the MTCH Separation, Old IAC denominated stock options were converted into stock options to purchase IAC common stock and stock options to purchase New Match common stock in a manner that preserved the spread value of the stock options immediately before and immediately after the adjustment, with the allocation between the two stock options based on the value of a share of IAC common stock relative to the value of a share of New Match common stock multiplied by the transaction exchange ratio of 2.1584.
The aggregate intrinsic value in the table above represents the difference between IAC's closing stock price on the last trading day of 2020 and the exercise price, multiplied by the number of in-the-money options that would have been exercised had all option holders exercised their options on December 31, 2020. The total intrinsic value of IAC stock options exercised subsequent to the MTCH Separation through December 31, 2020 is $74.8 million.
The following table summarizes the information about stock options outstanding and exercisable at December 31, 2020:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding at December 31, 2020	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Exercisable at December 31, 2020	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
	(Shares in thousands)
Less than $20.00	1,060	4.7	$14.21	1,060	4.7	$14.21
$20.01 to $30.00	2,765	4.9	22.96	2,765	4.9	22.96
$30.01 to $40.00	4	6.6	31.82	4	6.6	31.82
$40.01 to $50.00	80	7.2	46.61	80	7.2	46.61
	3,909	4.9	$21.08	3,909	4.9	$21.08
The fair value of stock option awards, with the exception of market-based awards, is estimated on the grant date using the Black-Scholes option pricing model. The Black-Scholes option pricing model incorporates various assumptions, including expected volatility, risk-free interest rate and expected term.
The Company has the discretion to settle IAC stock options net of withholding tax and exercise price or require the award holder to pay its share of the withholding tax, which he or she may do so by selling IAC common shares. The aggregate intrinsic value of IAC's stock options outstanding as of January 29, 2021, is $737.9 million. Assuming all stock options outstanding on January 29, 2021 were net settled on that date, the Company would have issued 1.8 million common shares and would have remitted $369.0 million in cash for withholding taxes (assuming a 50% withholding rate). Assuming all stock options outstanding on January 29, 2021 were settled through the issuance of a number of IAC common shares equal to the

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

number of stock options exercised, the Company would have issued 3.9 million common shares and would have received $82.3 million in cash proceeds.
Stock-based Awards Denominated in the Shares of Certain Subsidiaries
Non-publicly-traded Subsidiaries
The following description excludes awards denominated in ANGI shares.
The Company has granted stock settled stock appreciation rights to employees and management that are denominated in the equity of certain non-publicly traded subsidiaries of the Company. These equity awards vest over a period of years or upon the occurrence of certain prescribed events. The value of the stock settled stock appreciation rights is tied to the value of the common stock of these subsidiaries. Accordingly, these interests only have value to the extent the relevant business appreciates in value above the initial value utilized to determine the exercise price. These interests can have significant value in the event of significant appreciation. The fair value of these interest is generally determined by negotiation or arbitration when settled, which will occur at various dates through 2026. These equity awards are settled on a net basis, with the award holder entitled to receive a payment in IAC common shares equal to the intrinsic value of the award at exercise less an amount equal to the required cash tax withholding payment, which will be paid by the Company. The number of IAC common shares ultimately needed to settle these awards may vary significantly from the estimated number below as a result of both movements in our stock price and a determination of fair value of the relevant subsidiary that is different than our estimate. The expense associated with these equity awards is initially measured at fair value at the grant date and is expensed as stock-based compensation over the vesting term. The number of IAC common shares that would be required to settle these interests at current estimated fair values, including vested and unvested interests, at January 29, 2021 is 0.1 million shares. Withholding taxes, which will be paid by the Company on behalf of the employees upon exercise, would have been $12.5 million at January 29, 2021, assuming a 50% withholding rate. Excluded from these amounts are awards related to Vimeo, for which the aggregate intrinsic value of outstanding Vimeo awards as of January 29, 2021, assuming a per share price of $35.35, which is equal to the per share price of Vimeo based upon a $5.7 billion pre-money valuation, is $405.1 million. Withholding taxes would have been $202.6 million at January 29, 2021, assuming a 50% withholding rate. If the Spin-off is completed, these awards will be settled in shares of SpinCo common stock. SpinCo management will have the discretion to continue to net settle these awards, or require the award holder to pay its share of the withholding tax, which he or she may do so by selling SpinCo common shares.

ANGI
ANGI currently settles all of its equity awards on a net basis. Certain ANGI stock appreciation rights issued prior to the Combination are settleable in either shares of ANGI common stock or shares of IAC common stock at IAC's option. If settled in IAC common stock, ANGI reimburses IAC in shares of its common stock. The aggregate intrinsic value of these awards outstanding at January 29, 2021 is $92.1 million, assuming these awards were net settled on that date, the withholding taxes that would be payable by ANGI are $46.1 million, assuming a 50% withholding rate, and ANGI would have issued 3.3 million shares. Certain equity awards denominated in shares of ANGI's subsidiaries may be settled in either shares of ANGI common stock or IAC common stock at IAC's option. To the extent shares of IAC common stock are issued in settlement of these awards, ANGI is obligated to reimburse IAC for the cost of those shares by issuing shares of ANGI common stock. The aggregate intrinsic value of all other ANGI equity awards, including stock options, RSUs and subsidiary denominated equity at January 29, 2021 is $162.2 million; assuming these awards were net settled on that date, the withholding taxes that would be payable are $81.1 million, assuming a 50% withholding rate, and ANGI would have issued 5.8 million shares of its common stock.
Modification of awards
During 2020, the Company modified certain equity awards in connection with the MTCH Separation and recognized a modification charge of $56.9 million, of which $56.0 million was recognized as stock-based compensation expense in the year ended December 31, 2020 and the remaining charge will be recognized over the vesting period of the modified awards. In addition, certain other equity awards were modified during 2020 resulting in modification charges of $20.5 million in the aggregate, of which $14.1 million was recorded by ANGI.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

During 2019, certain equity awards were modified resulting in modification charges of $13.1 million.
During 2018, certain equity awards were modified resulting in modification charges of $11.8 million, of which $3.9 million was recorded by ANGI.
In connection with the Combination in 2017, the previously issued HomeAdvisor (US) stock appreciation rights were converted into ANGI equity awards resulting in a modification charge of $217.7 million of which $21.1 million, $29.0 million, and $56.9 million were recognized as stock-based compensation expense in the years ended December 31, 2020, 2019, and 2018 respectively. At December 31, 2020, there is $0.9 million of expense remaining related to this modification that will be recognized over the remaining vesting period of the modified awards.
NOTE 12—SEGMENT INFORMATION
The overall concept that the Company employs in determining its operating segments is to present the financial information in a manner consistent with: how the chief operating decision maker views the businesses. In addition, we consider how the businesses are organized as to segment management and the focus of the businesses with regards to the types of services or products offered or the target market. Operating segments are combined for reporting purposes if they meet certain aggregation criteria, which principally relate to the similarity of their economic characteristics, which is the case for the Desktop and Ask Media Group operating segments in the Search reportable segment, or, in the case of the Emerging & Other reportable segment, do not meet the quantitative thresholds that require presentation as separate reportable segments.
The following table presents revenue by reportable segment:

	Years Ended December 31,
	2020	2019	2018
	(In thousands)
Revenue:
ANGI Homeservices	$1,467,925	$1,326,205	$1,132,241
Vimeo	283,218	196,015	159,641
Dotdash	213,753	167,594	130,991
Search	613,274	742,184	823,950
Emerging & Other	469,759	274,107	286,586
Inter-segment eliminations	(248)	(304)	(361)
Total	$3,047,681	$2,705,801	$2,533,048
The following table presents the revenue of the Company's segments disaggregated by type of service:

	Years Ended December 31,
	2020	2019	2018
	(In thousands)
ANGI Homeservices
Marketplace:
Consumer connection revenue (a)	$1,054,660	$913,533	$704,341
Service professional membership subscription revenue	50,975	63,872	66,214
Other revenue	25,685	15,263	3,940
Total Marketplace revenue	1,131,320	992,668	774,495
Advertising and other revenue (b)	264,108	257,224	287,676
Total North America revenue	1,395,428	1,249,892	1,062,171
Consumer connection revenue (c)	57,692	59,611	50,913
Service professional membership subscription revenue	13,091	14,231	17,362
Advertising and other revenue	1,714	2,471	1,795

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

	Years Ended December 31,
	2020	2019	2018
	(In thousands)
Total Europe revenue	72,497	76,313	70,070
Total ANGI Homeservices revenue	$1,467,925	$1,326,205	$1,132,241

(a) Includes fees paid by service professionals for consumer matches and revenue from pre-priced jobs sourced through the HomeAdvisor and Handy platforms.
(b) Includes Angie's List revenue from service professionals under contract for advertising and Angie's List membership subscription fees from consumers, as well as revenue from mHelpDesk, HomeStars, and Felix. Felix was sold on December 31, 2018 and its revenue for the year ended December 31, 2018 was $36.9 million.

(c) Includes fees paid by service professionals for consumer matches.

Vimeo
Platform revenue	$283,218	$193,736	$146,665
Hardware revenue	—	2,279	12,976
Total Vimeo revenue	$283,218	$196,015	$159,641

Dotdash
Display advertising revenue	$137,455	$126,350	$103,704
Performance marketing revenue	76,298	41,244	27,287
Total Dotdash revenue	$213,753	$167,594	$130,991

Search
Advertising revenue:
Google advertising revenue	$506,077	$678,438	$770,494
Non-Google advertising revenue	90,286	47,583	31,975
Total advertising revenue	596,363	726,021	802,469
Other revenue	16,911	16,163	21,481
Total Search revenue	$613,274	$742,184	$823,950

Emerging & Other
Subscription revenue	$303,482	$194,362	$102,592
Marketplace revenue	138,726	38,950	19,665
Advertising revenue:
Non-Google advertising revenue	16,236	23,372	64,319
Google advertising revenue	3,130	4,486	14,393
Total advertising revenue	19,366	27,858	78,712
Service revenue	4,410	3,881	22,142
Media production and distribution revenue	3,585	8,897	61,717
Other revenue	190	159	1,758
Total Emerging & Other revenue	$469,759	$274,107	$286,586

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Revenue by geography is based on where the customer is located. Geographic information about revenue and long-lived assets is presented below:

	Years Ended December 31,
	2020	2019	2018
	(In thousands)
Revenue:
United States	$2,449,257	$2,097,743	$1,951,957
All other countries	598,424	608,058	581,091
Total	$3,047,681	$2,705,801	$2,533,048

	December 31,
	2020	2019
	(In thousands)
Long-lived assets (excluding goodwill, intangible assets and ROU assets):
United States	$266,169	$297,433
All other countries	12,082	7,981
Total	$278,251	$305,414
The following tables present operating income (loss) and Adjusted EBITDA by reportable segment:

	Years Ended December 31,
	2020	2019	2018
	(In thousands)
Operating (loss) income:
ANGI Homeservices	$(6,368)	$38,645	$63,906
Vimeo	(26,392)	(51,921)	(35,594)
Dotdash	50,241	29,021	18,778
Search	(248,711)	122,347	151,425
Emerging & Other	(70,896)	(21,790)	(26,627)
Corporate	(270,223)	(166,751)	(136,053)
Total	$(572,349)	$(50,449)	$35,835

	Years Ended December 31,
	2020	2019	2018
	(In thousands)
Adjusted EBITDA:(d)
ANGI Homeservices	$172,804	$202,297	$247,506
Vimeo	$(11,187)	$(41,790)	$(28,045)
Dotdash	$66,206	$39,601	$21,384
Search	$51,344	$124,163	$182,905
Emerging & Other	$(37,699)	$(28,368)	$(14,889)
Corporate	$(147,502)	$(88,617)	$(74,011)
_______________________________________________________________________________
(d) The Company's primary financial measure is Adjusted EBITDA, which is defined as operating income excluding: (1) stock-based compensation expense; (2) depreciation; and (3) acquisition-related items consisting of (i) amortization of intangible assets and impairments of goodwill and

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

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
The following tables reconcile operating (loss) income for the Company's reportable segments and net earnings attributable to IAC shareholders to Adjusted EBITDA:

	Year Ended December 31, 2020
	Operating (Loss) Income	Stock-Based Compensation Expense	Depreciation	Amortization of Intangibles	Acquisition-related Contingent Consideration Fair Value Adjustments	Goodwill Impairment	Adjusted EBITDA
	(In thousands)
ANGI Homeservices	$(6,368)	$83,649	$52,621	$42,902	$—	$—	$172,804
Vimeo	(26,392)	$—	$460	$14,745	$—	$—	$(11,187)
Dotdash	50,241	$—	$1,794	$14,171	$—	$—	$66,206
Search	(248,711)	$—	$2,709	$32,200	$—	$265,146	$51,344
Emerging & Other	(70,896)	$100	$2,449	$37,566	$(6,918)	$—	$(37,699)
Corporate	(270,223)	$113,471	$9,250	$—	$—	$—	$(147,502)
Total	(572,349)
Interest expense	(16,166)
Unrealized gain on investment in MGM Resorts International	840,550
Other expense, net	(42,468)
Earnings before income taxes	209,567
Income tax benefit	59,019
Net earnings	268,586
Net loss attributable to noncontrolling interests	1,140
Net earnings attributable to IAC shareholders	$269,726

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31, 2019
	Operating Income (Loss)	Stock-based Compensation Expense	Depreciation	Amortization of Intangibles	Acquisition-related Contingent Consideration Fair Value Arrangements	Goodwill Impairment	Adjusted EBITDA
	(In thousands)
ANGI Homeservices	$38,645	$68,255	$39,915	$55,482	$—	$—	$202,297
Vimeo	(51,921)	$—	$478	$9,653	$—	$—	$(41,790)
Dotdash	29,021	$—	$974	$9,606	$—	$—	$39,601
Search	122,347	$—	$1,816	$—	$—	$—	$124,163
Emerging & Other	(21,790)	$—	$715	$9,127	$(19,738)	$3,318	$(28,368)
Corporate	(166,751)	$66,083	$12,051	$—	$—	$—	$(88,617)
Total	(50,449)
Interest expense	(11,904)
Other income, net	34,047
Loss before income taxes	(28,306)
Income tax benefit	60,489
Net earnings	32,183
Net earnings attributable to noncontrolling interests	(9,288)
Net earnings attributable to IAC shareholders	$22,895

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31, 2018
	Operating Income (Loss)	Stock-Based Compensation Expense	Depreciation	Amortization of Intangibles	Acquisition-related Contingent Consideration Fair Value Adjustments	Adjusted EBITDA
	(In thousands)
ANGI Homeservices	$63,906	$97,078	$24,310	$62,212	$—	$247,506
Vimeo	(35,594)	$—	$1,200	$6,349	$—	$(28,045)
Dotdash	18,778	$—	$969	$1,637	$—	$21,384
Search	151,425	$—	$3,311	$28,169	$—	$182,905
Emerging & Other	(26,627)	$919	$969	$8,714	$1,136	$(14,889)
Corporate	(136,053)	$50,408	$11,634	$—	$—	$(74,011)
Total	35,835
Interest expense	(13,059)
Other income, net	282,795
Earnings before income taxes	305,571
Income tax provision	(13,200)
Net earnings	292,371
Net earnings attributable to noncontrolling interests	(45,599)
Net earnings attributable to IAC shareholders	$246,772
The following table presents capital expenditures by reportable segment:

	Years Ended December 31,
	2020	2019	2018
	(In thousands)
Capital expenditures:
ANGI Homeservices	$52,488	$68,804	$46,976
Vimeo	844	2,801	209
Dotdash	5,445	—	102
Search	47	43	479
Emerging & Other	1,363	387	751
Corporate	1,383	25,863	6,163
Total	$61,570	$97,898	$54,680
NOTE 13—LEASES
The Company leases land, office space, data center facilities and equipment used in connection with its operations under various operating leases, the majority of which contain escalation clauses.
ROU assets represent the Company’s right to use the underlying assets for the lease term and lease liabilities represent the present value of the Company’s obligation to make payments arising from these leases. ROU assets and related lease liabilities are based on the present value of fixed lease payments over the lease term using the Company's and its publicly-traded

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

subsidiary's respective incremental borrowing rates on the lease commencement date or January 1, 2019 for leases that commenced prior to that date. The Company combines the lease and non-lease components of lease payments in determining ROU assets and related lease liabilities. If the lease includes one or more options to extend the term of the lease, the renewal option is considered in the lease term if it is reasonably certain the Company will exercise the option(s). Lease expense is recognized on a straight-line basis over the term of the lease. As permitted by ASC 842, leases with an initial term of twelve months or less ("short-term leases") are not recorded on the accompanying balance sheet.
Variable lease payments consist primarily of common area maintenance, utilities and taxes, which are not included in the recognition of ROU assets and related lease liabilities. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

		December 31,
Leases	Balance Sheet Classification	2020	2019
		(In thousands)
Assets:
Right-of-use assets	Other non-current assets	$171,741	$138,608

Liabilities:
Current lease liabilities	Accrued expenses and other current liabilities	$27,785	$23,188
Long-term lease liabilities	Other long-term liabilities	206,389	168,321
Total lease liabilities		$234,174	$191,509

		December 31,
Lease Expense	Income Statement Classification	2020	2019
		(In thousands)
Fixed lease expense	Cost of revenue	$2,214	$547
Fixed lease expense	Selling and marketing expense	12,779	10,613
Fixed lease expense	General and administrative expense	21,433	17,751
Fixed lease expense	Product development expense	3,456	1,502
Total fixed lease expense(a)		39,882	30,413
Variable lease expense	Cost of revenue	—	83
Variable lease expense	Selling and marketing expense	2,314	1,573
Variable lease expense	General and administrative expense	7,452	5,729
Variable lease expense	Product development expense	939	391
Total variable lease expense		10,705	7,776
Net lease expense		$50,587	$38,189
_____________________
(a) Includes approximately $5.8 million and $4.9 million of lease impairment charges, $2.8 million and $2.2 million of short-term lease expense, and $5.3 million and $7.6 million of sublease income, for the years ended December 31, 2020 and 2019, respectively.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Maturities of lease liabilities as of December 31, 2020(b):

Years Ended December 31,	In thousands
2021	$38,664
2022	38,473
2023	36,648
2024	35,106
2025	26,841
Thereafter	227,409
Total	403,141
Less: Interest	168,967
Present value of lease liabilities	$234,174
_____________________
(b) Lease payments exclude $0.1 million of legally binding minimum lease payments for leases signed but not yet commenced.
The following are the weighted average assumptions used for lease term and discount rate as of December 31, 2020 and 2019:

	December 31,
	2020	2019
Remaining lease term	15.4 years	17.4 years
Discount rate	5.66%	6.12%

	December 31,
	2020	2019
	(In thousands)
Other Information:
Right-of-use assets obtained in exchange for lease liabilities	$81,636	$61,657
Cash paid for amounts included in the measurement of lease liabilities	$44,978	$35,321
NOTE 14—COMMITMENTS AND CONTINGENCIES
Commitments
The Company has entered into certain off-balance sheet commitments that require the future purchase of services ("purchase obligations"). Future payments under noncancelable unconditional purchase obligations as of December 31, 2020 are as follows:

	Amount of Commitment Expiration Per Period
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total Amounts Committed
	(In thousands)
Purchase obligations	$45,819	$520	$—	$—	$46,339
Purchase obligations include (i) remaining payments of $14.4 million related to a two-year cloud computing contract that expires in April 2021, (ii) a remaining payment of $13.2 million related to the purchase of a 50% interest in a corporate aircraft that is expected to be made in 2021, (iii) remaining payment of $10.0 million related to the Company's allocable share of Old

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

IAC's cloud computing contract, and (iv) payments of $6.9 million related to advertising commitments to be made in 2021. Old IAC had a $150.0 million three-year cloud computing contract of which Old IAC paid $50.0 million in 2019, and $20.0 million and $80.0 million was assigned to the Company and Match Group, respectively, following the MTCH Separation. The Company paid $10.0 million in 2020 and had a related prepaid asset of $9.8 million at December 31, 2020 included in "Other current assets" on the balance sheet.
Contingencies
In the ordinary course of business, the Company is a party to various lawsuits. The Company establishes reserves for specific legal matters when it determines that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable. Management has also identified certain other legal matters where we believe an unfavorable outcome is not probable and, therefore, no reserve is established. Although management currently believes that resolving claims against us, including claims where an unfavorable outcome is reasonably possible, will not have a material impact on the liquidity, results of operations, or financial condition of the Company, these matters are subject to inherent uncertainties and management's view of these matters may change in the future. The Company also evaluates other contingent matters, including income and non-income tax contingencies, to assess the likelihood of an unfavorable outcome and estimated extent of potential loss. It is possible that an unfavorable outcome of one or more of these lawsuits or other contingencies could have a material impact on the liquidity, results of operations, or financial condition of the Company. See "Note 3—Income Taxes" for additional information related to income tax contingencies.
Tinder Optionholder Litigation against IAC and MTCH
In August 2018, ten then-current and former employees of Match Group’s Tinder business filed a lawsuit in New York state court against IAC and Match Group. See Sean Rad et al. v. IAC/InterActiveCorp and Match Group, Inc., No. 654038/2018 (Supreme Court, New York County). The complaint alleges that in 2017, the defendants: (i) wrongfully interfered with a contractually established process for the independent valuation of Tinder by two investment banks, resulting in a substantial undervaluation of Tinder and a consequent underpayment to the plaintiffs upon exercise of their stock options, and (ii) then wrongfully merged Tinder into Match Group, thereby depriving the plaintiffs of their contractual right to later valuations of Tinder on a stand‑alone basis. The complaint asserts inter alia claims for breach of contract and interference with contractual relations and prospective economic advantage and seeks compensatory damages in the amount of at least $2 billion, as well as punitive damages. Shortly after filing suit, four plaintiffs who were still employed by Match Group filed a notice of discontinuance of their claims without prejudice, leaving the six former employees as the remaining plaintiffs.
In October 2018, the defendants filed a motion to dismiss the complaint on various grounds, including that the 2017 valuation of Tinder by the investment banks was an expert determination any challenge to which is time-barred under applicable law. In June 2019, the court issued a decision and order granting the motion in part but leaving the plaintiffs’ principal claims intact. The defendants appealed from the partial denial of their motion to dismiss, and in October 2019, the Appellate Division, First Department, affirmed the lower court’s decision. After additional appellate motion practice, in May 2020, the Appellate Division reaffirmed the lower court’s decision on different grounds. In June 2020, the defendants filed a motion for leave to appeal that decision to the Court of Appeals; the Appellate Division denied the motion in July 2020.
In June 2019, the defendants filed a second motion to dismiss or for other relief based upon certain provisions of the plaintiffs’ agreement with a litigation funding firm; that motion remains pending. From July to November 2019, the defendants filed counterclaims against former Tinder CEO Sean Rad for breach of contract and unjust enrichment based upon his alleged misappropriation and unauthorized destruction of confidential company information, unauthorized recording of conversations with company employees, and breach of his non-solicitation obligations. In January 2020, the parties participated in a mediation that did not result in the resolution of the matter.
Document discovery in the case is substantially complete; deposition discovery is nearing completion. In July 2020, the four individuals who earlier had discontinued their claims in the lawsuit commenced arbitration proceedings against IAC and Match Group before the American Arbitration Association in California, asserting the same claims and seeking the same relief as the six remaining plaintiffs in the lawsuit. In September 2020, the defendants filed a motion to stay the trial in the New York lawsuit in favor of the California arbitration; in November 2020, the court denied the motion. In December 2020, the claimants in the California arbitration filed a motion to stay those proceedings in favor of the New York action, in which a trial has been

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

provisionally scheduled for November 2021; in January 2021, the arbitrator denied the motion and provisionally scheduled a hearing on the merits for February 2022. IAC believes that the allegations against it in the New York lawsuit and the California arbitration are without merit and will continue to defend vigorously against them.
Pursuant to the Transaction Agreement (as defined in Note 1-Organization -MTCH Separation), Match Group has agreed to indemnify the Company for matters relating to any business of Match Group, including indemnifying the Company for costs related to the matter described above.
NOTE 15—RELATED PARTY TRANSACTIONS
Relationship with Old IAC prior to the MTCH Separation
The Company’s statement of operations includes allocations of costs, including stock-based compensation expense, related to Old IAC’s accounting, treasury, legal, tax, corporate support and internal audit functions prior to the MTCH Separation. Old IAC historically allocated costs related to its accounting, treasury, legal, tax, corporate support and internal audit functions that were incurred at the Old IAC legal entity level to its publicly traded subsidiaries, Old MTCH and ANGI Homeservices, for any services provided under the applicable services agreements. The remaining unallocated expenses of Old IAC related to its accounting, treasury, legal, tax, corporate support and internal audit functions were allocated to the Company. Old IAC allocated costs to the Company, inclusive of stock-based compensation expense, in 2020, prior to the MTCH Separation, totaled $85.5 million. Old IAC allocated costs to the Company, inclusive of stock-based compensation expense, totaled $146.0 million and $178.2 million for the years ended December 31, 2019 and 2018, respectively. It is not practicable to determine the actual expenses that would have been incurred for these services had the Company operated as a standalone entity during the periods presented. Management considers the allocation method to be reasonable.
The portion of interest income reflected in the statement of operations that is related party in nature was less than $0.1 million in 2020 prior to the MTCH Separation, and $0.4 million and $0.3 million for the years ended December 31, 2019 and 2018, respectively, and is included in ‘‘Interest income, net’’ in the table below.
The following table summarizes the components of the net increase in Old IAC’s investment in the Company for the periods prior to the MTCH Separation:

	Six Months Ended June 30, the date of the MTCH Separation	Years Ended December 31,
	2020	2019	2018
	(In thousands)
Cash transfers (from) to Old IAC related to its centrally managed U.S. treasury management function, acquisitions and cash expenses paid by Old IAC on behalf of the Company, net	$(1,742,854)	$(182,382)	$215,993
Contribution of buildings to Match Group	34,973	—	—
Taxes	34,436	(1,874)	1,120
Allocation of costs from Old IAC	(12,652)	(80,143)	(71,977)
Interest income, net	102	420	325
Net (increase) decrease in Old IAC's investment in the Company prior to the MTCH Separation	$(1,685,995)	$(263,979)	$145,461
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
IAC and ANGI
Old IAC and ANGI, in connection with the Combination, entered into a contribution agreement; an investor rights agreement; a services agreement; a tax sharing agreement; and an employee matters agreement. Upon the MTCH Separation, Old IAC assigned these agreements to the Company.
For the year ended December 31, 2020, 0.3 million shares of ANGI Class B common stock were issued to a subsidiary of the Company pursuant to the employee matters agreement as reimbursement for shares of IAC common stock, issued for periods after the MTCH Separation, and Old IAC common stock, issued for periods prior to the MTCH Separation, in connection with the exercise and vesting of IAC and Old IAC equity awards held by ANGI employees. For the years ended December 31, 2019 and 2018, 0.5 million and 0.9 million shares, respectively, of ANGI Class B common stock were issued to a subsidiary of the Company pursuant to the employee matters agreement.
On October 10, 2018, Old IAC was issued 5.1 million shares of Class B common stock of ANGI pursuant to the post-closing adjustment provision of the Angie's List merger agreement.
For the years ended December 31, 2020, 2019 and 2018, ANGI was charged $4.8 million, $4.8 million and $5.7 million by IAC, for periods after the MTCH Separation, and Old IAC, for periods prior to the MTCH Separation, for services rendered pursuant to the services agreement. There were no outstanding receivables or payables pursuant to the services agreement as of December 31, 2020 or December 31, 2019.
At December 31, 2020 and December 31, 2019, ANGI had outstanding payables of $0.9 million and $0.2 million, respectively, due to the Company pursuant to the tax sharing agreement. There were $3.1 million of refunds made to ANGI pursuant to this agreement during the year ended December 31, 2020. During the first quarter of 2019, $11.4 million was paid to the Company pursuant to this agreement.
Additionally, the Company subleases office space from ANGI and was charged rent of $1.8 million and $1.4 million for the years ended December 31, 2020 and 2019, respectively. There were no amounts charged pursuant to subleases for office space between the Company and ANGI for the year ended December 31, 2018. At both December 31, 2020 and 2019, there were outstanding payables of less than $0.1 million due to ANGI pursuant to sublease agreements, which were subsequently paid in full in the first quarter of 2021 and 2020, respectively.
IAC and Old MTCH
Prior to the MTCH Separation, for the six months ended June 30, 2020, the date of the MTCH Separation, and for the years ended December 31, 2019 and 2018, Old MTCH incurred rent expense of $1.4 million and $5.8 million and $5.2 million respectively, for leasing office space for certain of its businesses at properties owned by the Company. The amounts were paid in full by Old MTCH at the date of the MTCH Separation and at December 31, 2019 and 2018, respectively. After the MTCH Separation, Match Group is no longer a related party.
On January 31, 2020, Old IAC contributed two office buildings in Los Angeles to Old MTCH, which are primarily occupied and were previously leased from the Company by Tinder. In connection with this contribution, the Company entered into a lease with Old MTCH for office space, which the Company currently occupies, in one of the buildings and for the six months ended June 30, 2020, the date of the MTCH Separation, the Company paid Old MTCH less than $0.1 million under the lease. Old MTCH issued 1.4 million shares of Old MTCH common stock to Old IAC for the buildings.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

IAC and Expedia
The Company and Expedia each have a 50% ownership interest in two aircrafts that may be used by both companies. In 2019, the Company and Expedia entered into an agreement to jointly acquire a new corporate aircraft for a total expected cost of $72.3 million (including purchase price and related costs), with each company to bear 50% of such expected cost. The Company paid approximately $23 million in 2019 in connection with the purchase agreement, and the respective share of the balance is due upon delivery of the new aircraft, which is expected to occur in the third quarter of 2021. Members of the aircraft flight crews are employed by an entity in which the Company and Expedia each have a 50% ownership interest. The Company and Expedia have agreed to share costs relating to flight crew compensation and benefits pro-rata according to each company’s respective usage of the aircraft, for which they are separately billed by the entity described above. The Company and Expedia are related parties because Mr. Diller serves as Chairman and Senior Executive of both IAC and Expedia. For the years ended December 31, 2020, 2019 and 2018, total payments made to this entity by the Company were not material.
NOTE 16—BENEFIT PLANS
IAC employees in the United States can elect to participate in a retirement savings program, the IAC/InterActiveCorp Retirement Savings Plan ("the Plan"), that qualifies under Section 401(k) of the Internal Revenue Code. Under the Plan, participating employees may contribute up to 50% of their pre-tax earnings, but not more than statutory limits. Prior to July 2019, the Company contributed an amount equal to 50% of the first 6% of compensation that a participant contributes in each payroll period to the Plan. In June 2019, the Company approved a change to its matching contribution to 100% of the first 10% of an employee's eligible compensation, subject to IRS limits on the Company's matching contribution maximum, that a participant contributes to the Plan. This change was phased in beginning July 1, 2019 and was implemented by some but not all of IAC's subsidiaries participating in the Plan by January 1, 2020. Matching contributions to the Plan for the years ended December 31, 2020, 2019 and 2018 were $20.5 million, $15.4 million and $10.2 million, respectively. Matching contributions are invested in the same manner as each participant's voluntary contributions in the investment options provided under the Plan. An investment option in the Plan is IAC common stock, but neither participant nor matching contributions are required to be invested in IAC common stock. The increases in matching contributions in both 2020 and 2019 are due primarily to the aforementioned change in the Company's matching contribution.
IAC also has or participates in various benefit plans, principally defined contribution plans, for its international employees. IAC's contributions to these plans for the years ended December 31, 2020, 2019 and 2018 were $1.0 million, $1.0 million and $0.6 million, respectively.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

NOTE 17—FINANCIAL STATEMENT DETAILS
Cash and Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the balance sheet to the total amounts shown in the statement of cash flows:

	December 31, 2020	December 31, 2019	December 31, 2018	December 31, 2017
	(In thousands)
Cash and cash equivalents	$3,476,188	$839,796	$884,975	$757,202
Restricted cash included in other current assets	473	527	1,441	2,737
Restricted cash included in other assets	449	409	420	—
Total cash and cash equivalents and restricted cash as shown on the statement of cash flows	$3,477,110	$840,732	$886,836	$759,939
Restricted cash included in other current assets at December 31, 2020 primarily consists of cash received from customers at ANGI through their Handy platform, representing funds collected for payments to service providers, which were not settled as of the period end.
Restricted cash at December 31, 2019 primarily consists of a deposit related to corporate credit cards.
Restricted cash at December 31, 2018 primarily consists of a cash collateralized letter of credit and a deposit related to corporate credit cards.
Restricted cash at December 31, 2017 primarily supports a letter of credit to a supplier, which was released to the Company in the second quarter of 2018.
Restricted cash included in other non-current assets for all periods presented consists of deposits related to leases.

	December 31,
	2020	2019
	(In thousands)
Other current assets:
Capitalized costs to obtain a contract with a customer	$61,514	$43,069
Prepaid expenses	50,123	41,934
Capitalized downloadable search toolbar costs, net	12,730	21,985
Other	23,263	45,346
Other current assets	$147,630	$152,334

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

	December 31,
	2020	2019
	(In thousands)
Building, capitalized software, leasehold improvements and equipment
Buildings and leasehold improvements	$198,778	$242,882
Capitalized software and computer equipment	149,789	124,523
Furniture and other equipment	84,161	84,640
Land	—	11,591
Projects in progress	53,635	43,576
Building, capitalized software, leasehold improvements and equipment	486,363	507,212
Accumulated depreciation and amortization	(208,112)	(201,798)
Building, capitalized software, leasehold improvements and equipment, net	$278,251	$305,414

	December 31,
	2020	2019
	(In thousands)
Accrued expenses and other current liabilities:
Accrued employee compensation and benefits	$126,161	$105,960
Accrued advertising expense	62,854	59,269
Accrued revenue share	38,710	30,574
Other	155,837	124,670
Accrued expenses and other current liabilities	$383,562	$320,473
Other (expense) income, net

	Years Ended December 31,
	2020	2019	2018
	(In thousands)
Impairments related to COVID-19 (a)	$(59,001)	$—	$—
Realized gains related to the sale of investments	10,661	2,327	589
Realized gains related to the sale of the investment in Pinterest	—	20,486	26,777
Upward adjustments to the carrying value of equity securities without readily determinable fair values (b)	—	18,505	128,901
Interest income	7,189	15,164	9,125
Realized gains (losses) related to the sale of business (c)	1,061	(8,239)	121,230
Unrealized reduction in the estimated fair value of a warrant	(1,213)	(9,123)	—
Mark-to-market loss on an indemnification claim related to the Handy acquisition	(181)	(1,779)	—
Other	(984)	(3,294)	(3,827)
Other (expense) income, net	$(42,468)	$34,047	$282,795
_____________________
(a)     Includes $51.5 million in impairments related to investments in equity securities without readily determinable fair values and $7.5 million in impairments of a note receivable and a warrant related to certain investees in the year ended December 31, 2020.
(b)     Includes a $128.8 million unrealized gain to adjust the remaining interest in Pinterest to fair value in accordance with ASU No. 2016-02 in the year ended December 31, 2018.
(c)     Includes a realized loss on the sale of Vimeo's hardware business, which was sold in the first quarter of 2019, and gains related to the sales of Dictionary.com, Electus, Felix and CityGrid in the year ended December 31, 2018.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Supplemental Disclosure of Cash Flow Information:

	Years Ended December 31,
	2020	2019	2018
	(In thousands)
Cash paid (received) during the year for:
Interest	$6,524	$10,042	$13,108
Income tax payments	$6,876	$4,861	$4,084
Income tax refunds	$(2,080)	$(3,048)	$(30,320)
Supplemental Disclosure of Non-Cash Transactions:
The Company recorded an acquisition-related contingent consideration liability of $25.5 million during the year ended December 31, 2018, in connection with an acquisition. There were no acquisition-related contingent consideration liabilities recorded for the years ended December 31, 2020 and 2019. See "Note 6—Financial Instruments and Fair Value Measurements" for additional information on contingent consideration arrangements.
On October 19, 2018, ANGI issued 8.6 million shares of its Class A common stock valued at $165.8 million in connection with the acquisition of Handy.
NOTE 18—QUARTERLY RESULTS (UNAUDITED)

	Quarter Ended March 31(a)(e)	Quarter Ended June 30(b)(e)	Quarter Ended September 30(c)(e)	Quarter Ended December 31(d)(e)
	(In thousands, except per share data)
Year Ended December 31, 2020
Revenue	$684,124	$726,361	$788,377	$848,819
Cost of revenue	$179,327	$178,639	$207,643	$249,122
Operating loss	$(312,338)	$(107,019)	$(128,626)	$(24,366)
Net (loss) earnings	$(330,571)	$(94,064)	$185,861	$507,360
Net (loss) earnings attributable to IAC shareholders	$(328,199)	$(96,117)	$184,917	$509,125
Per share information attributable to IAC shareholders:
Basic (loss) earnings per share(f)(g)	$(3.86)	$(1.13)	$2.17	$5.96
Diluted (loss) earnings per share(f)(g)	$(3.86)	$(1.13)	$2.04	$5.59

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

	Quarter Ended March 31(e)	Quarter Ended June 30(e)	Quarter Ended September 30(e)	Quarter Ended December 31(e)
	(In thousands, except per share data)
Year Ended December 31, 2019
Revenue	$641,220	$688,685	$705,382	$670,514
Cost of revenue	$139,848	$149,725	$158,161	$152,506
Operating (loss) income	$(34,183)	$(13,770)	$13,912	$(16,408)
Net (loss) earnings	$(13,673)	$22,021	$18,378	$5,457
Net (loss) earnings attributable to IAC shareholders	$(14,247)	$13,789	$16,466	$6,887
Per share information attributable to IAC shareholders:
Basic (loss) earnings per share(f)(g)	$(0.17)	$0.16	$0.19	$0.08
Diluted (loss) earnings per share(f)(g)	$(0.17)	$0.16	$0.19	$0.08
______________________________________________________________________
(a)The first quarter of 2020 includes:
i.as a result of the effects of COVID-19:
•an after-tax $208.9 million impairment related to the goodwill of the Desktop reporting unit;
•an after-tax $16.4 million impairment related to certain indefinite-lived intangible assets of the Desktop reporting unit;
•an after-tax $51.5 million impairment of certain equity securities without readily determinable fair values; and
•an after-tax $7.5 million impairment of a note receivable and a warrant related to certain investee.
(b)The second quarter includes:
i.after-tax stock-based compensation expense of $40.7 million related to the modification of previously issued equity awards as a result of the MTCH Separation; and an
ii.after-tax unrealized loss of $24.7 million related to IAC's investment in MGM.
(c)The third quarter of 2020 includes:
i.an after-tax $53.2 million impairment related to the goodwill of the Desktop reporting unit;
ii.an after-tax $8.3 million impairment of intangible assets of the Desktop reporting unit; and an
iii.after-tax unrealized gain of $227.7 million related to IAC's investment in MGM.
(d)The fourth quarter of 2020 includes after-tax unrealized gain of $439.6 million related to IAC's investment in MGM.
(e)The first, second, third and fourth quarters of 2020 include after-tax stock-based compensation expense of $8.9 million, $2.7 million, $4.1 million and $1.5 million, respectively, related to the modification of previously issued HomeAdvisor equity awards and previously issued Angie's List equity awards, both of which were converted into ANGI Homeservices' equity awards in the Combination. The first, second, third and fourth quarters of 2019 include after-tax stock-based compensation expense of $7.4 million, $6.3 million, $5.7 million, and $5.7 million, respectively, related to this modification.
(f)Quarterly per share amounts may not add to the related annual per share amount because of differences in the average common shares outstanding during each period.
(g)The Company computed basic and diluted earnings per share for periods prior to the MTCH Separation using the shares issued on June 30, 2020 in connection with the MTCH Separation.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

NOTE 19—SUBSEQUENT EVENTS
In January 2021, Vimeo raised $300 million of equity capital via the sale of 6.2 million shares of Vimeo Class A voting common stock for $200 million, or $32.41 per share, at a $5.2 billion pre-money valuation, and 2.8 million shares of Vimeo Class A voting common stock for $100 million, or $35.35 per share, at a $5.7 billion pre-money valuation. Following the sale, IAC holds 88% of Vimeo's total outstanding capital stock.
On February 12, 2021, Vimeo, Inc. entered into a five-year $100 million revolving credit facility (the "Vimeo Credit Facility"), which is secured by substantially all of its assets, subject to certain exceptions. Borrowings under the Vimeo Credit Facility bear interest, at Vimeo's option, at either a base rate or LIBOR, in each case plus an applicable margin, which is determined by reference to a pricing grid based on Vimeo’s consolidated net leverage ratio. At closing, there were no borrowings under the Vimeo Credit Facility.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A.    Controls and Procedures
The Company monitors and evaluates on an ongoing basis its disclosure controls and procedures and internal control over financial reporting in order to improve their overall effectiveness. In the course of these evaluations, the Company modifies and refines its internal processes as conditions warrant.
Conclusion Regarding the Effectiveness of the Company's Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), our management, including our Chairman and Senior Executive, Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), conducted an evaluation, as of the end of the period covered by this annual report, of the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on this evaluation, our Chairman and Senior Executive, CEO and our CFO concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this annual report.
Changes in Internal Control Over Financial Reporting
There were no changes to the Company’s internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management's Report on Internal Control Over Financial Reporting
This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s independent registered public accounting firm because due to a transition period established by rules of the SEC for newly public companies.

Item 9B.    Other Information
Not applicable.

PART III
The information required by Part III (Items 10, 11, 12, 13 and 14) has been incorporated herein by reference to IAC's definitive proxy statement be used in connection with IAC’s 2021 Annual Meeting of Stockholders (the "2021 Proxy Statement"), as set forth below in accordance with General Instruction G(3) of Form 10-K.
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by Items 401 and 405 of Regulation S-K relating to directors and executive officers of IAC and their compliance with Section 16(a) of the Exchange Act is set forth in the sections entitled "Information Concerning Director Nominees" and "Information Concerning IAC Executive Officers Who Are Not Directors" and "Delinquent 16(a) Reports," respectively, in the 2021 Proxy Statement and is incorporated herein by reference. The information required by Item 406 of Regulation S-K relating to IAC's Code of Ethics is set forth under the caption "Part I-Item 1-Business-Description of IAC Businesses-Additional Information-Code of Ethics" of this annual report and is incorporated herein by reference. The information required by subsections (c)(3), (d)(4) and (d)(5) of Item 407 of Regulation S-K is set forth in the sections entitled "Corporate Governance" and "The Board and Board Committees" in the 2021 Proxy Statement and is incorporated herein by reference.
Item 11.    Executive Compensation
The information required by Item 402 of Regulation S-K relating to executive and director compensation and pay ratio disclosure is set forth in the sections entitled "Executive Compensation," "Director Compensation" and "Pay Ratio Disclosure" in the 2021 Proxy Statement and is incorporated herein by reference. The information required by subsections (e)(4) and (e)(5) of Item 407 of Regulation S-K relating to certain compensation committee matters is set forth in the sections entitled "The Board and Board Committees," "Compensation Committee Report" and "Compensation Committee Interlocks and Insider Participation" in the 2021 Proxy Statement and is incorporated herein by reference; provided, however, that the information set forth in the section entitled "Compensation Committee Report" shall be deemed furnished herein and shall not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information regarding ownership of IAC common stock and Class B common stock required by Item 403 of Regulation S-K and securities authorized for issuance under IAC's various equity compensation plans required by Item 201(d) of Regulation S-K is set forth in the sections entitled "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information," respectively, in the 2021 Proxy Statement and is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
Information regarding certain relationships and related transactions involving IAC required by Item 404 of Regulation S-K and director independence determinations required by Item 407(a) of Regulation S-K is set forth in the sections entitled "Certain Relationships and Related Person Transactions" and "Corporate Governance," respectively, in the 2021 Proxy Statement and is incorporated herein by reference.
Item 14.    Principal Accounting Fees and Services
Information required by Item 9(e) of Schedule 14A regarding the fees and services of IAC's independent registered public accounting firm and the pre-approval policies and procedures applicable to services provided to IAC by such firm is set forth in the sections entitled "Fees Paid to Our Independent Registered Public Accounting Firm" and "Audit and Non-Audit Services Pre-Approval Policy," respectively, in the 2021 Proxy Statement and is incorporated herein by reference.

PART IV
Item 15.    Exhibits and Financial Statement Schedules
(a)   List of documents filed as part of this Report:

(1)   Consolidated and Combined Financial Statements of IAC
Report of Independent Registered Public Accounting Firm: Ernst & Young LLP.
Consolidated and Combined Balance Sheet as of December 31, 2020 and 2019.
Consolidated and Combined Statement of Operations for the Years Ended December 31, 2020, 2019 and 2018.
Consolidated and Combined Statement of Comprehensive Operations for the Years Ended December 31, 2020, 2019 and 2018.
Consolidated Statement of Shareholders' and Combined Statement of Parents Equity for the Years Ended December 31, 2020, 2019 and 2018.
Consolidated and Combined Statement of Cash Flows for the Years Ended December 31, 2020, 2019 and 2018.
Notes to Consolidated and Combined Financial Statements.

(2)  Consolidated and Combined Financial Statement Schedule of IAC

Schedule Number
II	Valuation and Qualifying Accounts.
All other financial statements and schedules not listed have been omitted since the required information is either included in the Consolidated and Combined Financial Statements or the notes thereto, is not applicable or is not required.

(3)   Exhibits
The exhibits listed below are filed as part of, or are incorporated by reference in, this annual report. References to "Old IAC" below refer to then IAC/InterActiveCorp under SEC File No. 000-20570.

Exhibit No.	Description	Location
2.1	Agreement and Plan of Merger, dated as of May 1, 2017, as amended by Amendment No. 1 to the Agreement and Plan of Merger, dated as of August 26, 2017, by and among Angie’s List, Inc., IAC/InterActiveCorp, ANGI Homeservices Inc. and Casa Merger Sub, Inc.
Annex B to the Proxy Statement/Prospectus filed on August 30, 2017 by ANGI Homeservices Inc. pursuant to Rule 424(b)(3) of the Securities Act of 1933, as amended.
2.2	Transaction Agreement, dated as of December 19, 2019, by and among Old IAC, IAC/InterActiveCorp, Valentine Merger Sub LLC and Match Group, Inc.	Filed as Annex A to the joint proxy statement/prospectus forming a part of IAC/InterActiveCorp’s Registration Statement on Form S-4 filed by Old IAC and IAC/InterActiveCorp on February 13, 2020.
2.3	Amendment No. 1, dated April 28, 2020, to the Transaction Agreement, dated as of December 19, 2019, by and among Old IAC, IAC/InterActiveCorp, Valentine Merger Sub LLC and Match Group, Inc.	Filed as Exhibit 2.1 to Old IAC’s Current Report on Form 8-K, filed on April 28, 2020.
2.4	Amendment No. 2, dated June 22, 2020, to the Transaction Agreement, dated as of December 19, 2019, by and among Old IAC, IAC/InterActiveCorp, Valentine Merger Sub LLC and Match Group, Inc.	Filed as Exhibit 2.1 to Old IAC’s Current Report on Form 8-K, filed on June 22, 2020.
2.5	Agreement and Plan or Merger by and among IAC/InterActiveCorp, Buzz Merger Sub Inc. and Care.com, Inc., dated December 20, 2019.	Filed as Exhibit 2.1 to Old IAC’s Current Report on Form 8-K, filed on December 23, 2019.
3.1	Restated Certificate of Incorporation of IAC/InterActiveCorp, dated as of June 30, 2020.	Filed as Exhibit 3.1(c) to IAC/InterActiveCorp’s Current Report on Form 8-K filed on July 2, 2020.
3.2	Amended and Restated By-laws of IAC/InterActiveCorp, dated as of June 30, 2020.	Filed as Exhibit 3.3 to IAC/InterActiveCorp’s Current Report on Form 8-K, filed on July 2, 2020.
3.3	Certificate of Designations of Series A Cumulative Preferred Stock of IAC/InterActiveCorp, dated as of June 30, 2020.	Filed as Exhibit 3.2 to IAC/InterActiveCorp’s Current Report on Form 8-K filed on July 2, 2020.
4.1	Description of IAC/InterActiveCorp Capital Stock.(1)
4.2	Indenture, dated as of August 20, 2020, among ANGI Group, LLC, the guarantors party thereto and Computershare Trust Company, N.A., as trustee.	Filed as Exhibit 4.1 to ANGI Homeservices Inc.’s Current Report on Form 8-K filed on August 20, 2020.
10.1	Amended and Restated Governance Agreement, dated as of August 9, 2005, among IAC/InterActiveCorp, Liberty Media Corporation and Barry Diller.	Filed as Exhibit 10.1 to Old IAC’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005.
10.2	Letter Agreement, dated as of December 1, 2010, by and among IAC/InterActiveCorp, Liberty Media Corporation, Liberty USA Holdings, LLC and Barry Diller.	Filed as Exhibit 10.1 to Old IAC’s Current Report on Form 8-K, filed on December 6, 2010.
10.3	Letter Agreement, dated as of December 1, 2010, by and between IAC/InterActiveCorp and Barry Diller.	Filed as Exhibit 10.2 to Old IAC’s Current Report on Form 8-K, filed on December 6, 2010.
10.4	IAC/InterActiveCorp 2018 Stock and Annual Incentive Plan.(2)	Filed as Exhibit 10.1 to Old IAC’s Current Report on Form 8-K, filed on June 29, 2018.
10.5	Form of Terms and Conditions for Stock Options granted under the IAC/InterActiveCorp 2018 Stock and Annual Incentive Plan.(2)	Filed as Exhibit 10.5 to Old IAC’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

10.6	Form of Terms and Conditions for Restricted Stock Units granted under the IAC/InterActiveCorp 2018 Stock and Annual Incentive Plan.(2)	Filed as Exhibit 10.6 to Old IAC’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
10.7	Form of Notice and Terms and Conditions for 2020 Five- Year Restricted Stock Unit Awards.(1)(2)
10.8	IAC/InterActiveCorp 2013 Stock and Annual Incentive Plan.(2)	Filed as Exhibit 10.1 to Old IAC’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013.
10.9	Form of Terms and Conditions for Stock Options granted under the IAC/InterActiveCorp 2013 Stock and Annual Incentive Plan.(2)	Filed as Exhibit 10.6 to Old IAC’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
10.10	Form of Terms and Conditions for Restricted Stock Units granted under the IAC/InterActiveCorp 2013 Stock and Annual Incentive Plan.(2)	Filed as Exhibit 10.7 to Old IAC’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
10.11	IAC/InterActiveCorp 2008 Stock and Annual Incentive Plan.(2)	Filed as Annex F to Old IAC’s Definitive Proxy Statement, filed on July 10, 2008.
10.12	Form of Terms and Conditions for Stock Options granted under the IAC/InterActiveCorp 2008 Stock and Annual Incentive Plan.(2)	Filed as Exhibit 10.7 to Old IAC’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
10.13	Form of Terms and Conditions for Restricted Stock Units granted under the IAC/InterActiveCorp 2008 Stock and Annual Incentive Plan.(2)	Filed as Exhibit 10.7 to Old IAC’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.
10.14	IAC/InterActiveCorp 2005 Stock and Annual Incentive Plan.(2)	Filed as Exhibit 10.8 to Old IAC’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
10.15	Form of Terms and Conditions for Stock Options granted under the IAC/InterActiveCorp 2005 Stock and Annual Incentive Plan.(2)	Filed as Exhibit 10.1 to Old IAC’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2008.
10.16	Summary of IAC/InterActiveCorp Non-Employee Director Compensation Arrangements.(1)(2)
10.17	2011 IAC/InterActiveCorp Deferred Compensation Plan for Non-Employee Directors.(2)	Filed as Exhibit 10.1 to Old IAC’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2011.

10.18	Equity and Bonus Compensation Arrangement, dated as of August 24, 1995, between Barry Diller and the Registrant.(2)	Filed as Exhibit 10.26 to Old IAC’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
10.19	Employment Agreement between Joseph Levin and IAC/InterActiveCorp, dated as of November 5, 2020.(2)	Filed as Exhibit 10.1 to IAC/InterActiveCorp’s Current Report on Form 8-K, filed on November 6, 2020.
10.20	Restricted Stock Award Agreement between Joseph Levin and IAC/InterActiveCorp, dated as of November 5, 2020.(2)	Filed as Exhibit 10.2 to IAC/InterActiveCorp’s Current Report on Form 8-K, filed on November 6, 2020.
10.21	Second Amended and Restated Employment Agreement between Victor A. Kaufman and IAC/InterActiveCorp, dated as of March 15, 2012.(2)	Filed as Exhibit 10.1 to Old IAC’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012.
10.22	Employment Agreement between Glenn H. Schiffman and IAC/InterActiveCorp, dated as of April 7, 2016.(2)	Filed as Exhibit 10.2 to Old IAC’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2016.
10.23	Employment Agreement between Mark Stein and IAC/InterActiveCorp, dated as of June 28, 2018.(2)	Filed as Exhibit 10.2 to Old IAC’s Current Report on Form 8-K, filed on June 29, 2018.
10.24	Employment Agreement between Gregg Winiarski and IAC/InterActiveCorp, dated as of February 26, 2010.(2)	Filed as Exhibit 10.2 to Old IAC’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010.
10.25	Employment Agreement between Kendall Handler and IAC/InterActiveCorp, dated as of December 31, 2020.(1)(2)

10.26	Google Services Agreement, dated as of October 26, 2015, between the Registrant and Google Inc.(1)(3)(4)
10.27	Amendment No. 3 to Google Services Agreement, dated as of February 11, 2019 (with an effective date of April 1, 2020), between the Registrant and Google LLC.(1)(3)(4)
10.28
Amended and Restated Credit Agreement, dated as of November 5, 2018, by and among ANGI Homeservices Inc., the Lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.

Filed as Exhibit 10.2 to Old IAC’s Current Report on Form 8-K, filed on November 9, 2018.
10.29	Amended and Restated Employee Matters Agreement, dated as of June 30, 2020, by and between IAC/InterActiveCorp and Match Group, Inc.	Filed as Exhibit 10.3 to IAC/InterActiveCorp’s Current Report on Form 8-K, filed on July 2, 2020.
10.30	Tax Matters Agreement, dated as of June 30, 2020, by and between IAC/InterActiveCorp and Match Group, Inc.	Filed as Exhibit 10.2 to IAC/InterActiveCorp’s Current Report on Form 8-K, filed on July 2, 2020.
10.31	Transition Services Agreement, dated as of June 30, 2020, by and between IAC/InterActiveCorp and Match Group, Inc.	Filed as Exhibit 10.1 to IAC/InterActiveCorp’s Current Report on Form 8-K, filed on July 2, 2020.
10.32	Contribution Agreement, dated as of September 29, 2017, by and between IAC/InterActiveCorp and ANGI Homeservices Inc.	Filed as Exhibit 2.1 to Old IAC’s Current Report on Form 8-K, filed on October 2, 2017.
10.33	Employee Matters Agreement, dated as of September 29, 2017, by and between IAC/InterActiveCorp and ANGI Homeservices Inc.	Filed as Exhibit 2.5 to Old IAC’s Current Report on Form 8-K, filed on October 2, 2017.
10.34	Investor Rights Agreement, dated as of September 29, 2017, by and between IAC/InterActiveCorp and ANGI Homeservices Inc.	Filed as Exhibit 2.2 to Old IAC’s Current Report on Form 8-K, filed on October 2, 2017.
10.35	Tax Sharing Agreement, dated as of September 29, 2017, by and between IAC/InterActiveCorp and ANGI Homeservices Inc.	Filed as Exhibit 2.4 to Old IAC’s Current Report on Form 8-K, filed on October 2, 2017.
10.36	Services Agreement, dated as of September 29, 2017, by and between IAC/InterActiveCorp and ANGI Homeservices Inc.	Filed as Exhibit 2.3 to Old IAC’s Current Report on Form 8-K, filed on October 2, 2017.
21.1	Subsidiaries of the Registrant as of December 31, 2020.(1)
23.1	Consent of Ernst & Young LLP.(1)
31.1	Certification of the Chairman and Senior Executive pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)
31.2	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

31.3	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

32.1	Certification of the Chairman and Senior Executive pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(5)
32.2	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(5)
32.3	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(5)
99.1	Voting Agreement, dated as of November 5, 2020, by and among Barry Diller, The Arrow 1999 Trust, dated September 16, 1999, as amended, The AVF Trust U/A/D February 17, 2016, The TVF Trust U/A/D February 17, 2016, The TALT Trust U/A/D February 17, 2016, and Joseph M. Levin.	Filed as Exhibit 99.1 to IAC/InterActiveCorp’s Current Report on Form 8-K, filed on November 6, 2020.
101.INS	Inline XBRL Instance (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema(1)
101.CAL	Inline XBRL Taxonomy Extension Calculation(1)
101.DEF	Inline XBRL Taxonomy Extension Definition(1)
101.LAB	Inline XBRL Taxonomy Extension Labels(1)
101.PRE	XBRL Taxonomy Extension Presentation(1)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_______________________________________________________________________________
(1)Filed herewith.
(2)Reflects management contracts and management and director compensatory plans.
(3)Certain confidential information has been omitted from this exhibit because it is not material and would likely cause competitive harm to IAC/InterActiveCorp if publicly disclosed.
(4)Refiling redacted documents for which confidential treatment was previously granted to and/or extended for Old IAC.
(5)Furnished herewith.

Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 17, 2021	IAC/INTERACTIVECORP
	By:	/s/ GLENN H. SCHIFFMAN
Glenn H. Schiffman
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 17, 2021:

Signature	Title

/s/ BARRY DILLER	Chairman of the Board, Senior Executive and Director
Barry Diller

/s/ JOSEPH LEVIN	Chief Executive Officer and Director
Joseph Levin

/s/ VICTOR A. KAUFMAN	Vice Chairman and Director
Victor A. Kaufman
/s/ GLENN H. SCHIFFMAN	Executive Vice President and Chief Financial Officer
Glenn H. Schiffman

/s/ MICHAEL H. SCHWERDTMAN	Senior Vice President and Controller (Chief Accounting Officer)
Michael H. Schwerdtman

/s/ CHELSEA CLINTON	Director
Chelsea Clinton

/s/ MICHAEL D. EISNER	Director
Michael D. Eisner

/s/ BONNIE S. HAMMER	Director
Bonnie S. Hammer

/s/ BRYAN LOURD	Director
Bryan Lourd

/s/ WESTLEY MOORE	Director
Westley Moore

/s/ DAVID S. ROSENBLATT	Director
David S. Rosenblatt

/s/ ALAN G. SPOON	Director
Alan G. Spoon

/s/ ALEXANDER VON FURSTENBERG	Director
Alexander von Furstenberg

/s/ RICHARD F. ZANNINO	Director
Richard F. Zannino

Schedule II
IAC/INTERACTIVECORP AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charges to Earnings		Charges to Other Accounts		Deductions		Balance at End of Period
	(In thousands)
2020
Allowance for credit losses	$20,257	$80,765	(a)	$(52)		$(73,316)	(c)	$27,654
Revenue reserves	3,891	110,796	(b)	—		(112,625)	(d)	2,062
Deferred tax valuation allowance	92,990	11,623	(e)	9,071	(f)	—		113,684
Other reserves	5,060							8,054
2019
Allowance for credit losses	$16,344	$65,723	(a)	$247		$(62,057)	(c)	$20,257
Revenue reserves	1,792	114,005	(b)	(2)		(111,904)	(d)	3,891
Deferred tax valuation allowance	86,778	7,813	(g)	(1,601)	(f)	—		92,990
Other reserves	4,726							5,060
2018
Allowance for credit losses	$9,075	$48,362	(a)	$(451)		$(40,642)	(c)	$16,344
Revenue reserves	1,635	87,803	(b)	(5)		(87,641)	(d)	1,792
Deferred tax valuation allowance	91,040	(2,056)	(h)	(2,206)	(f)	—		86,778
Other reserves	—							4,726
_________________________________________________________
(a)     Additions to the allowance for credit losses are charged to expense.
(b)    Additions to the revenue reserves are charged against revenue.
(c)    Write-off of fully reserved accounts receivable.
(d)     Amount is primarily related to write-off of revenue reserve at ANGI primarily related to credits granted to service professionals.
(e)     Amount is primarily related to impairments of certain equity securities without readily determinable fair values.
(f)     Amount is primarily related to currency translation adjustments on foreign NOLs.
(g)     Amount is primarily related to an increase in foreign NOLs partially offset by a net decrease in unbenefited capital losses.
(h)     Amount is primarily related to an expired tax credit.