Form 10-Q
period 2021-03-31
IAC/InterActiveCorp
filed 2021-05-10
CIK 1800227

As filed with the Securities and Exchange Commission on May 7, 2021

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of April 30, 2021, the following shares of the registrant's common stock were outstanding:

Common Stock	83,347,548
Class B common stock	5,789,499
Total	89,137,047

PART I
FINANCIAL INFORMATION
Item 1.    Consolidated and Combined Financial Statements
IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	March 31, 2021	December 31, 2020
	(In thousands, except par value amounts)
ASSETS
Cash and cash equivalents	$3,915,548	$3,476,188
Marketable debt securities	—	224,979
Accounts receivable, net	293,350	270,453
Other current assets	175,937	147,630
Total current assets	4,384,835	4,119,250

Building, capitalized software, leasehold improvements and equipment, net	279,501	278,251
Goodwill	1,853,513	1,879,438
Intangible assets, net	387,781	405,840
Investment in MGM Resorts International	2,242,698	1,860,158
Long-term investments	306,198	297,643
Other non-current assets	281,753	294,860
TOTAL ASSETS	$9,736,279	$9,135,440

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Accounts payable, trade	$93,377	$92,173
Deferred revenue	297,580	275,093
Accrued expenses and other current liabilities	385,987	383,562
Total current liabilities	776,944	750,828

Long-term debt, net	705,987	712,277
Income taxes payable	6,590	6,444
Deferred income taxes	76,758	52,593
Other long-term liabilities	221,139	230,378

Redeemable noncontrolling interests	702,841	231,992

Commitments and contingencies

SHAREHOLDERS' EQUITY:
Common Stock, $0.001 par value; authorized 1,600,000 shares; 83,342 and 82,976 shares issued and outstanding, respectively	83	83
Class B common stock, $0.001 par value; authorized 400,000 shares; 5,789 shares issued and outstanding	6	6
Additional paid-in-capital	5,660,730	5,909,614
Retained earnings	1,023,170	694,042
Accumulated other comprehensive income (loss)	4,149	(6,170)
Total IAC shareholders' equity	6,688,138	6,597,575
Noncontrolling interests	557,882	553,353
Total shareholders' equity	7,246,020	7,150,928
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$9,736,279	$9,135,440

The accompanying Notes to Consolidated and Combined Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2021	2020
	(In thousands, except per share data)
Revenue	$875,988	$684,124
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	245,681	179,327
Selling and marketing expense	344,266	308,207
General and administrative expense	177,431	173,741
Product development expense	82,410	61,963
Depreciation	19,301	15,492
Amortization of intangibles	18,726	45,759
Goodwill impairment	—	211,973
Total operating costs and expenses	887,815	996,462
Operating loss	(11,827)	(312,338)
Interest expense	(6,680)	(2,217)
Unrealized gain on investment in MGM Resorts International	382,540	—
Other income (expense), net	13,650	(57,448)
Earnings (loss) before income taxes	377,683	(372,003)
Income tax (provision) benefit	(48,782)	41,432
Net earnings (loss)	328,901	(330,571)
Net loss attributable to noncontrolling interests	227	2,372
Net earnings (loss) attributable to IAC shareholders	$329,128	$(328,199)

Per share information attributable to IAC Common Stock and Class B common stock shareholders:
Basic earnings (loss) per share	$3.70	$(3.86)
Diluted earnings (loss) per share	$3.46	$(3.86)

Stock-based compensation expense by function:
Cost of revenue	$32	$18
Selling and marketing expense	1,538	1,276
General and administrative expense	18,068	33,646
Product development expense	3,064	2,241
Total stock-based compensation expense	$22,702	$37,181
The accompanying Notes to Consolidated and Combined Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENT OF COMPREHENSIVE OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Net earnings (loss)	$328,901	$(330,571)
Other comprehensive income (loss), net of income taxes:
Change in foreign currency translation adjustment	11,017	(6,630)
Change in unrealized gains and losses on available-for-sale marketable debt securities	(2)	(12)
Total other comprehensive income (loss), net of income taxes	11,015	(6,642)
Comprehensive income (loss), net of income taxes	339,916	(337,213)
Components of comprehensive (income) loss attributable to noncontrolling interests:
Net loss attributable to noncontrolling interests	227	2,372
Change in foreign currency translation adjustment attributable to noncontrolling interests	(691)	979
Comprehensive (income) loss attributable to noncontrolling interests	(464)	3,351
Comprehensive income (loss) attributable to IAC shareholders	$339,452	$(333,862)

The accompanying Notes to Consolidated and Combined Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Three months ended March 31, 2021
(Unaudited)

		IAC Shareholders' Equity
	Redeemable Noncontrolling Interests	Common Stock, $0.001 par value		Class B common stock, $0.001 par value		Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total IAC Shareholders' Equity	Noncontrolling Interests	Total Shareholders' Equity
		$	Shares	$	Shares
		(In thousands)
Balance as of December 31, 2020	$231,992	$83	82,976	$6	5,789	$5,909,614	$694,042	$(6,170)	$6,597,575	$553,353	$7,150,928
Net (loss) earnings	(673)	—	—	—	—	—	329,128	—	329,128	446	329,574
Other comprehensive income, net of income taxes	580	—	—	—	—	—	—	10,324	10,324	111	10,435
Stock-based compensation expense	—	—	—	—	—	20,668	—	—	20,668	2,542	23,210
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	—	366	—	—	(21,135)	—	—	(21,135)	—	(21,135)
Issuance of Angi Inc. common stock pursuant to stock-based awards, net of withholding taxes	—	—	—	—	—	(49,476)	—	(5)	(49,481)	1,430	(48,051)
Purchase of Angi Inc. treasury stock	—	—	—	—	—	(4,916)	—	—	(4,916)	—	(4,916)
Issuance of Vimeo common stock and creation of noncontrolling interest, net of fees	40,785	—	—	—	—	258,965	—	—	258,965	—	258,965
Purchase of noncontrolling interests	(22,938)	—	—	—	—	—	—	—	—	—	—
Adjustment of noncontrolling interests to fair value	453,099	—	—	—	—	(453,099)	—	—	(453,099)	—	(453,099)
Other	(4)	—	—	—	—	109	—	—	109	—	109
Balance as of March 31, 2021	$702,841	$83	83,342	$6	5,789	$5,660,730	$1,023,170	$4,149	$6,688,138	$557,882	$7,246,020

The accompanying Notes to Consolidated and Combined Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
COMBINED STATEMENT OF PARENT'S EQUITY
Three Months Ended March 31, 2020
(Unaudited)

		Old IAC Equity in
		IAC/InterActiveCorp
			Accumulated Other Comprehensive Loss	Total Old IAC Equity in IAC/InterActiveCorp
	Redeemable Noncontrolling Interests	Invested Capital			Noncontrolling Interests	Total Parent's Equity

		(In thousands)
Balance as of December 31, 2019	$43,818	$2,547,251	$(12,226)	$2,535,025	$470,121	$3,005,146
Net loss	(1,032)	(328,199)	—	(328,199)	(1,340)	(329,539)
Other comprehensive income (loss), net of income taxes	99	—	(5,663)	(5,663)	(1,078)	(6,741)
Stock-based compensation expense	15	11,389	—	11,389	22,211	33,600
Purchase of redeemable noncontrolling interests	(3,165)	—	—	—	—	—
Adjustment of redeemable noncontrolling interests to fair value	2,418	(2,418)	—	(2,418)	—	(2,418)
Issuance of Angi Inc. common stock pursuant to stock-based awards, net of withholding taxes	—	6,996	(37)	6,959	(10,302)	(3,343)
Purchase of Angi Inc. treasury stock	—	(38,971)	—	(38,971)	—	(38,971)
Net increase in Old IAC's investment in IAC Holdings, Inc.	—	1,739,118	—	1,739,118	—	1,739,118
Other	(1)	—	—	—	—	—
Balance as of March 31, 2020	$42,152	$3,935,166	$(17,926)	$3,917,240	$479,612	$4,396,852

The accompanying Notes to Consolidated and Combined Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Cash flows from operating activities:
Net earnings (loss)	$328,901	$(330,571)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Stock-based compensation expense	22,702	37,181
Amortization of intangibles	18,726	45,759
Depreciation	19,301	15,492
Provision for credit losses	19,391	19,929
Goodwill impairment	—	211,973
Deferred income taxes	47,196	(13,759)
Unrealized gain on investment in MGM Resorts International	(382,540)	—
(Gains) losses on long-term investments in equity securities, net	(1,457)	51,473
Other adjustments, net	(6,189)	10,354
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(42,789)	(27,216)
Other assets	11,679	310
Accounts payable and other liabilities	(8,462)	(7,971)
Income taxes payable and receivable	(929)	1,564
Deferred revenue	28,342	24,653
Net cash provided by operating activities	53,872	39,171
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(532,857)
Capital expenditures	(20,352)	(14,810)
Proceeds from maturities of marketable debt securities	225,000	—
Purchases of investments	(7,180)	—
Decrease in notes receivable—related party	—	27,691
Other, net	7,551	1,366
Net cash provided by (used in) investing activities	205,019	(518,610)
Cash flows from financing activities:
Principal payments on ANGI Group Term Loan	(6,875)	(3,438)
Proceeds from issuance of Vimeo common stock, net of fees	299,750	—
Debt issuance costs	(1,440)	—
Purchase of Angi Inc. treasury stock	(4,916)	(38,512)
Proceeds from the exercise of IAC stock options	1,471	—
Withholding taxes paid on behalf of IAC employees on net settled stock-based awards	(22,997)	—
Withholding taxes paid on behalf of Angi Inc. employees on net settled stock-based awards	(48,168)	(3,222)
Purchase of noncontrolling interests	(22,938)	(3,165)
Transfers from Old IAC for periods prior to the MTCH Separation	—	1,720,618
Other, net	526	(465)
Net cash provided by financing activities	194,413	1,671,816
Total cash provided	453,304	1,192,377
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(93)	(2,897)
Net increase in cash and cash equivalents and restricted cash	453,211	1,189,480
Cash and cash equivalents and restricted cash at beginning of period	3,477,110	840,732
Cash and cash equivalents and restricted cash at end of period	$3,930,321	$2,030,212

The accompanying Notes to Consolidated and Combined Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED & COMBINED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
MTCH Separation:
On December 19, 2019, IAC/InterActiveCorp ("Old IAC") entered into a Transaction Agreement (as amended, the "Transaction Agreement") with Match Group, Inc. ("Old MTCH"), IAC Holdings, Inc. ("New IAC" or the "Company"), a direct wholly-owned subsidiary of Old IAC, and Valentine Merger Sub LLC, an indirect wholly-owned subsidiary of Old IAC. On June 30, 2020, the businesses of Old MTCH were separated from the remaining businesses of Old IAC through a series of transactions that resulted in the pre-transaction stockholders of Old IAC owning shares in two, separate public companies—(1) Old IAC, which was renamed Match Group, Inc. ("New Match") and which owns the businesses of Old MTCH and certain Old IAC financing subsidiaries, and (2) New IAC, which was renamed IAC/InterActiveCorp, and which owns Old IAC's other businesses—and the pre-transaction stockholders of Old MTCH (other than Old IAC) owning shares in New Match. This transaction is referred to as the "MTCH Separation."
Spin-off:
On December 22, 2020, IAC announced that its Board of Directors approved a plan to spin-off its full stake in Vimeo to IAC shareholders. IAC's Vimeo business will be separated from the remaining businesses of IAC through a series of transactions (which we refer to as the "Spin-off") that, if completed in their entirety, will result in the transfer of IAC's Vimeo business to Vimeo Holdings, Inc. ("SpinCo"), a wholly-owned subsidiary of IAC, with SpinCo becoming an independent, separately traded public company through a spin-off from IAC, and Vimeo, Inc., the IAC subsidiary that currently holds the Vimeo business, becoming a wholly-owned subsidiary of SpinCo. In connection with the foregoing, SpinCo will be renamed as Vimeo, Inc. and Vimeo will be renamed as Vimeo.com, Inc. The proposed transaction is subject to a number of conditions including final approval by IAC's Board of Directors, approval of the separation proposal by IAC stockholders, and other customary conditions and approvals and is expected to close pre-market on May 25, 2021.
Nature of Operations
The Company operates Vimeo, Dotdash and Care.com, among many others, and has majority ownership of Angi Inc. (formerly ANGI Homeservices Inc.), which includes HomeAdvisor, Angi (formerly Angie's List) and Handy.
Basis of Presentation
As used herein, "IAC," the "Company," "we," "our" or "us" and similar terms refer to IAC/InterActiveCorp and its subsidiaries (unless the context requires otherwise).
The Company prepares its consolidated and combined financial statements (collectively referred to herein as "financial statements") in accordance with U.S. generally accepted accounting principles ("GAAP").
The Company's financial statements were prepared on a consolidated basis beginning June 30, 2020 and on a combined basis for periods prior thereto. The difference in presentation is due to the fact that the final steps of the legal reorganization, including the contribution to New IAC of all the entities that comprise the Company following the MTCH Separation, were not completed until June 30, 2020. The preparation of the financial statements on a combined basis for periods prior to June 30, 2020 allows for the financial statements to be presented on a consistent basis for all periods presented.
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

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)
All intercompany transactions and balances between and among the Company and its subsidiaries have been eliminated. All intercompany transactions between (i) the Company and (ii) Old IAC and its subsidiaries for periods prior to the MTCH Separation are considered to be effectively settled for cash at the time the transaction is recorded. The total net effect of the settlement of these intercompany transactions is reflected in the statement of cash flows as a financing activity and in the statement of parent's equity as "Invested capital".
In management’s opinion, the assumptions underlying the historical financial statements of the Company, including the basis on which the expenses have been allocated from Old IAC, are reasonable. However, the allocations may not reflect the expenses that the Company would have incurred as an independent, stand-alone company for the periods presented.
The accompanying unaudited financial statements have been prepared in accordance with GAAP for interim financial information and with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and notes required by GAAP for complete annual financial statements. In the opinion of management, the accompanying unaudited financial statements include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Interim results are not necessarily indicative of the results that may be expected for the full year. The accompanying unaudited interim financial statements should be read in conjunction with the annual audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.
COVID-19 Update and Impairments
The impact on the Company from the COVID-19 outbreak, which has been declared a "pandemic" by the World Health Organization, has been varied and volatile. The extent to which developments related to the COVID-19 outbreak and measures designed to curb its spread continue to impact the Company’s business, financial condition and results of operations will depend on future developments, all of which are highly uncertain and many of which are beyond the Company’s control, including the continuing spread of COVID-19, the development and implementation of effective preventative measures (including the global distribution of vaccines) and possible treatments, the scope of governmental and other restrictions on travel, discretionary services and other activity, and public reactions to these developments. For example, these developments and measures have resulted in rapid and adverse changes to the operating environment for certain of our businesses, as well as significant uncertainty concerning the near- and long-term economic ramifications of the COVID-19 outbreak, which have adversely impacted our ability to forecast our results and respond in a timely and effective manner to trends related to the COVID-19 outbreak. The longer the global outbreak and measures designed to curb the spread of the virus continue to adversely affect levels of consumer confidence, discretionary spending and the willingness of consumers to interact with other consumers, vendors and service providers face-to-face (and in turn, adversely affect demand for the Company’s various products and services), the greater the adverse impact is likely to be on the Company’s business, financial condition and results of operations and the more limited will be the Company’s ability to try and make up for delayed or lost revenues.
When COVID-19 first impacted the businesses in IAC's Angi Inc. segment in March 2020, these businesses experienced a decline in demand for service requests, driven primarily by decreases in demand in certain categories of jobs (particularly discretionary indoor projects). During the second quarter of 2020, these businesses experienced a rebound in service requests, exceeding pre-COVID-19 growth levels, driven by increased demand from homeowners who spent more time at home due to measures taken to reduce the spread of COVID-19. These businesses continued to experience strong demand for home services in the second half of 2020 and the first quarter of 2021. However, many service professionals' businesses have been adversely impacted by labor and material constraints and many service professionals have limited capacity to take on new business, which has negatively impacted the ability of these businesses to monetize this increased level of service requests. Vimeo has seen strong revenue growth as the demand for communication via video has increased due to the pandemic. The Search segment has experienced an increase in revenue in the first quarter of 2021 compared to the prior year due, in part, to lower advertising rates in 2020 due to the impact of COVID-19. COVID-19 impacted our businesses in varied ways in the year ended December 31, 2020. Accordingly, the volatile nature of our operating results in 2020 will impact the comparability of our year-over-year results of operations.
There were no impairments identified during the quarter ended March 31, 2021.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)
In the quarter ended March 31, 2020, the Company determined that the effects of COVID-19 were an indicator of possible impairment for certain of its assets and identified the following impairments:
•a $212.0 million impairment related to the goodwill of the Desktop reporting unit (included in the Search segment);
•a $21.4 million impairment related to certain indefinite-lived intangible assets of the Desktop reporting unit;
•a $51.5 million impairment of certain equity securities without readily determinable fair values; and
•a $7.5 million impairment of a note receivable and a warrant related to certain investees.
In addition, the United States, which represents 80% of the Company's revenue for the three months ended March 31, 2021 experienced another resurgence of the COVID-19 virus. Europe, which is the second largest market for the Company's products and services, has also seen a resurgence in COVID-19. This resurgence of COVID-19 and the measures designed to curb COVID-19's spread could materially and adversely affect our business, financial condition and results of operations.
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
On an ongoing basis, the Company evaluates its estimates, judgments and assumptions, including those related to: the fair values of cash equivalents and marketable debt and equity securities; the carrying value of accounts receivable, including the determination of the allowance for credit losses and the determination of revenue reserves; the determination of the customer relationship period for certain costs to obtain a contract with a customer; the carrying value of right-of-use assets ("ROU assets"); the useful lives and recoverability of building, capitalized software, leasehold improvements and equipment and definite-lived intangible assets; the recoverability of goodwill and indefinite-lived intangible assets; the fair value of equity securities without readily determinable fair values; contingencies; the fair value of acquisition-related contingent consideration arrangements; unrecognized tax benefits; the valuation allowance for deferred income tax assets; and the fair value of and forfeiture rates for stock-based awards, among others. The Company bases its estimates, judgments and assumptions on historical experience, its forecasts and budgets and other factors that the Company considers relevant.
Accounting for Investments in Equity Securities
Investments in equity securities, other than those of the Company's consolidated subsidiaries and those accounted for under the equity method, if applicable, are accounted for at fair value or under the measurement alternative of Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, with any changes to fair value recognized within other income (expense), net each reporting period. Under the measurement alternative, equity investments without readily determinable fair values are carried at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar securities of the same issuer; value is generally determined based on a market approach as of the transaction date. A security will be considered identical or similar if it has identical or similar rights to the equity securities held by the Company. The Company reviews its investments in equity securities without readily determinable fair values for impairment each reporting period when there are qualitative factors or events that indicate possible impairment. Factors the Company considers in making this determination include negative changes in industry and market conditions, financial performance, business prospects, and other relevant events and factors. When indicators of impairment exist, the Company prepares quantitative assessments of the fair value of its investments in equity securities, which require judgment and the use of estimates. When the Company's assessment indicates that the fair value of the investment is below its carrying value, the Company writes down the investment to its fair value and records the corresponding charge within other income (expense), net. See "Note 4—Financial Instruments and Fair Value Measurements" for additional information on the impairments of certain equity securities without readily determinable fair values recorded during the three months ended March 31, 2020.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)
In the event the Company has investments in the common stock or in-substance common stock of entities in which the Company has the ability to exercise significant influence over the operating and financial matters of the investee, but does not have a controlling financial interest, are accounted for using the equity method and are included in "Long-term investments" in the accompanying balance sheet. At March 31, 2021 and December 31, 2020, the Company has one investment accounted for using the equity method.
General Revenue Recognition
Revenue is recognized when control of the promised services or goods is transferred to the Company's customers and in the amount that reflects the consideration the Company expects to be entitled to in exchange for those services or goods.
The Company's disaggregated revenue disclosures are presented in "Note 8—Segment Information."
Deferred Revenue
Deferred revenue consists of payments that are received or are contractually due in advance of the Company's performance. The Company’s deferred revenue is reported on a contract-by-contract basis at the end of each reporting period. The Company classifies deferred revenue as current when the remaining term of the applicable subscription period or expected completion of its performance obligation is one year or less. The current and non-current deferred revenue balances are $275.1 million and $1.5 million, respectively, at December 31, 2020, and $178.6 million and $1.3 million, respectively, at December 31, 2019. During the three months ended March 31, 2021, the Company recognized $131.8 million of revenue that was included in the deferred revenue balance as of December 31, 2020. During the three months ended March 31, 2020, the Company recognized $90.9 million of revenue that was included in the deferred revenue balance as of December 31, 2019. The current and non-current deferred revenue balances are $297.6 million and $1.6 million, at March 31, 2021, respectively. Non-current deferred revenue is included in "Other long-term liabilities" in the accompanying balance sheet.
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
Assets Recognized from the Costs to Obtain a Contract with a Customer
The Company has determined that certain costs, primarily commissions paid to employees pursuant to certain sales incentive programs and mobile app store fees, meet the requirements to be capitalized as a cost of obtaining a contract. Commissions paid to employees pursuant to certain sales incentive programs are amortized over the estimated customer relationship period. The Company calculates the estimated customer relationship period as the average customer life, which is based on historical data. When customer renewals are expected and the renewal commission is not commensurate with the initial commission, the average customer life includes renewal periods. For sales incentive programs where the customer relationship period is one year or less, the Company has elected the practical expedient to expense the costs as incurred. The Company generally capitalizes and amortizes mobile app store fees over the term of the applicable subscription.
The current and non-current capitalized costs to obtain a contract with a customer are included in "Other current assets" and "Other non-current assets" in the accompanying balance sheet and are $61.6 million and $10.0 million, and $61.5 million and $9.3 million, at March 31, 2021 and December 31, 2020, respectively.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Certain Risks and Concentrations—Services Agreement with Google (the "Services Agreement")
A meaningful portion of the Company's revenue (and a substantial portion of IAC's net cash from operations that it can freely access) is attributable to the Services Agreement. In addition, the Company earns certain other advertising revenue from Google that is not attributable to the Services Agreement. For the three months ended March 31, 2021 and 2020, total revenue earned from Google was $171.8 million and $138.9 million, respectively, representing 20% of the Company's revenue for both periods. The related accounts receivable totaled $66.2 million and $61.9 million at March 31, 2021 and December 31, 2020, respectively.
The total revenue earned from the Services Agreement for the three months ended March 31, 2021 and 2020 was $152.5 million and $126.6 million, respectively, representing 17% and 19%, respectively, of the Company's total revenue.
The revenue attributable to the Services Agreement is earned by the Desktop business and Ask Media Group, both within the Search segment. For the three months ended March 31, 2021 and 2020, revenue earned from the Services Agreement was $31.0 million and $46.1 million, respectively, within the Desktop business and $121.4 million and $80.5 million, respectively, within Ask Media Group.
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
Certain industry-wide policy changes became effective on August 27, 2020. These industry-wide changes, combined with increased enforcement of policies under the Services Agreement, have had a negative impact on the results of operations of Desktop's business-to-consumer ("B2C") business. In addition, at multiple times during the fourth quarter of 2020, Google suspended services with respect to some of Desktop's B2C products and may do so in the future. As a result, the Desktop B2C business elected to modify certain marketing strategies in early January 2021. Subsequently, Google informed us of another policy change in the first quarter of 2021 that is scheduled to go into effect on May 10, 2021. This Google policy change may eliminate our ability to successfully introduce and market new products that would be profitable at scale. Therefore, the Desktop B2C business substantially reduced marketing in early March 2021 and effectively eliminated all marketing of its B2C products by the end of the first quarter of 2021. This reduction in marketing will positively impact profitability in 2021 but will substantially reduce revenue in 2021. Beyond 2021, the revenue from the installed base of products will decline precipitously. In response, we have undertaken cost reduction measures to maintain a very modest level of profitability.
The reduction in revenue and profitability during the three months ended March 31, 2020 due, in part, to Google policy changes implemented in the second half of 2019 was the primary factor in the goodwill and indefinite-lived intangible asset impairments related to the Desktop business recorded in the three months ended March 31, 2020 of $212.0 million and $21.4 million, respectively. The impact of COVID-19 was an additional factor.
Recent Accounting Pronouncements
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
For the three months ended March 31, 2021, the Company recorded an income tax provision of $48.8 million, due primarily to excess tax benefits generated by the exercise and vesting of stock-based awards, partially offset by state taxes. For the three months ended March 31, 2020, the Company recorded an income tax benefit of $41.4 million, due primarily to excess tax benefits generated by the exercise and vesting of stock-based awards, partially offset by the non-deductible portion of the Desktop goodwill impairment.
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
The Company is routinely under audit by federal, state, local and foreign authorities in the area of income tax as a result of previously filed separate company and consolidated tax returns with Old IAC and will be under audit for its tax returns filed on a standalone basis following the MTCH Separation. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. The Internal Revenue Service ("IRS") has substantially completed its audit of Old IAC’s federal income tax returns for the years ended December 31, 2010 through 2017, which includes the operations of the Company. The statute of limitations for the years 2010 through 2012 and for the years 2013 through 2017 have been extended to May 31, 2021 and June 30, 2022, respectively. Returns filed in various other jurisdictions are open to examination for tax years beginning with 2009. Income taxes payable include unrecognized tax benefits considered sufficient to pay assessments that may result from the examination of prior year tax returns. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may not accurately anticipate actual outcomes and, therefore, may require periodic adjustment. Although management currently believes changes in unrecognized tax benefits from period to period and differences between amounts paid, if any, upon resolution of issues raised in audits and amounts previously provided will not have a material impact on the liquidity, results of operations, or financial condition of the Company, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)
At March 31, 2021 and December 31, 2020, unrecognized tax benefits, including interest and penalties, are $23.4 million and $22.1 million, respectively. Unrecognized tax benefits, including interest and penalties, at March 31, 2021 increased by $1.3 million due primarily to research credits. If unrecognized tax benefits at March 31, 2021 are subsequently recognized, $21.4 million, net of related deferred tax assets and interest, would reduce income tax expense. The comparable amount as of December 31, 2020 was $20.4 million. The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease by $6.3 million by March 31, 2022, due to expirations of statutes of limitations or other settlements; $6.0 million of which would reduce the income tax provision.
NOTE 3—BUSINESS COMBINATION
On February 11, 2020, the Company acquired 100% of Care.com, the leading online destination for families to easily connect with caregivers, for a total purchase price of $626.9 million, which includes cash consideration of $587.0 million paid by the Company and the settlement of all outstanding vested employee equity awards for $40.0 million paid by Care.com prior to the completion of the acquisition. During the first quarter of 2021, the Company completed the purchase accounting for the Care.com acquisition, which resulted in a reduction in goodwill of $21.7 million. The primary adjustment was related to the completion of the assessment of acquired tax attributes.
The table below summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

Care.com
(In thousands)
Cash and cash equivalents	$57,702
Short-term investments	20,000
Accounts receivable	20,202
Other current assets	7,479
Property and equipment	2,894
Goodwill	382,587
Intangible assets	116,800
Deferred income taxes	28,394
Other non-current assets	30,444
Total assets	666,502
Deferred revenue	(13,422)
Other current liabilities	(39,894)
Other non-current liabilities	(26,212)
Net assets acquired	$586,974
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

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Accounts receivable, other current assets, other non-current assets, other current liabilities, and other non-current liabilities of Care.com were reviewed and adjusted to their fair values at the date of acquisition, as necessary. The fair value of deferred revenue was determined using an income approach that utilized a cost to fulfill analysis. The fair values of the trade name and developed technology were determined using an income approach that utilized the relief from royalty methodology. The fair values of customer relationships and provider relationships were determined using an income approach that utilized the excess earnings methodology. The valuations of the intangible assets incorporate significant unobservable inputs and require significant judgment and estimates, including the amount and timing of future cash flows and the determination of royalty and discount rates. The amount attributed to goodwill is not tax deductible.
The financial results of Care.com are included in the Company's financial statements, within the Emerging & Other segment, beginning February 11, 2020. For the three months ended March 31, 2020, the Company included $18.5 million of revenue and $12.3 million of net loss in its statement of operations related to Care.com. The net loss of Care.com reflects a reduction in revenue of $8.7 million due to the write-off of deferred revenue due to purchase accounting fair value adjustments and $4.8 million in transaction-related costs, including severance.
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

Three Months Ended March 31,
2020
(In thousands except per share data)
Revenue	$718,763
Net loss attributable to IAC shareholders	$(320,955)
Basic and diluted loss per share attributable to IAC shareholders	$(3.77)
NOTE 4—FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
Marketable Debt Securities
The Company did not hold any marketable debt securities at March 31, 2021.
At December 31, 2020, current available-for-sale marketable debt securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Treasury discount notes	$224,976	$3	$—	$224,979
Total available-for-sale marketable debt securities	$224,976	$3	$—	$224,979
The contractual maturities of debt securities classified as current available-for-sale at December 31, 2020 were within one year. There were no investments in available-for-sale marketable debt securities that had been in a continuous unrealized loss position for longer than twelve months as of December 31, 2020.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Investment in MGM Resorts International

	March 31, 2021	December 31, 2020
	(In thousands)
Investment in MGM Resorts International ("MGM")	$2,242,698	$1,860,158
During the second and third quarters of 2020, the Company purchased a total of 59.0 million shares of MGM. The fair value of the investment in MGM is remeasured each reporting period based upon MGM's closing stock price on the New York Stock Exchange on the last trading day in the reporting period and any unrealized gains or losses are included in the accompanying statement of operations. For the three months ended March 31, 2021, the Company recognized an unrealized gain of $382.5 million on its investment in MGM.
Long-term Investments
Long-term investments consists of:

	March 31, 2021	December 31, 2020
	(In thousands)
Equity securities without readily determinable fair values	$303,083	$296,491
Equity method investment	3,115	1,152
Total long-term investments	$306,198	$297,643
Equity Securities without Readily Determinable Fair Values
The following table presents a summary of unrealized gains and losses recorded in "Other income (expense), net," as adjustments to the carrying value of equity securities without readily determinable fair values held as of March 31, 2021 and 2020.

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Upward adjustments (gross unrealized gains)	$1,376	$—
Downward adjustments including impairments (gross unrealized losses)	—	(51,484)
Total	$1,376	$(51,484)
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
The cumulative upward and downward adjustments (including impairments) to the carrying value of equity securities without readily determinable fair values held at March 31, 2021 were $21.1 million and $43.5 million, respectively.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Realized and unrealized gains and losses for the Company's investments without readily determinable fair values for the three months ended March 31, 2021 and 2020 are as follows:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Realized gains net, for equity securities sold	$81	$12
Unrealized gains (losses), net, on equity securities held	1,376	(51,484)
Total gains (losses), net recognized	$1,457	$(51,472)
Equity Method Investment
During the fourth quarter of 2020 and first quarter of 2021, the Company acquired 0.3 million and 0.5 million common shares, respectively, of Turo Inc. ("Turo"), a peer-to-peer car sharing marketplace, for approximately $1.1 million and $2.0 million, respectively. This investment is accounted for under the equity method of accounting on a one quarter lag, given the Company's preexisting ownership interest of approximately 27.1% on a fully diluted basis in the form of preferred shares, which are not common stock equivalents.
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

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following tables present the Company's financial instruments that are measured at fair value on a recurring basis:

	March 31, 2021
	Quoted Market Prices for Identical Assets in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$3,233,953	$—	$—	$3,233,953
Treasury discount notes	—	274,999	—	274,999
Time deposits	—	1,723	—	1,723
Investment in MGM	2,242,698	—	—	2,242,698
Other non-current assets:
Warrant	—	—	18,051	18,051
Total	$5,476,651	$276,722	$18,051	$5,771,424

Liabilities:
Contingent consideration arrangement			$—	$—

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	December 31, 2020
	Quoted Market Prices for Identical Assets in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$1,874,091	$—	$—	$1,874,091
Treasury discount notes	—	1,224,966	—	1,224,966
Time deposits	—	3,265	—	3,265
Marketable debt securities:
Treasury discount notes	—	224,979	—	224,979
Investment in MGM	1,860,158	—	—	1,860,158
Other non-current assets:
Warrant	—	—	5,276	5,276
Total	$3,734,249	$1,453,210	$5,276	$5,192,735

Liabilities:
Contingent consideration arrangement			$—	$—
The following table presents the changes in the Company's financial instruments that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended March 31,
	2021	2020
	Warrant	Warrant	Contingent Consideration Arrangements
	(In thousands)
Balance at January 1	$5,276	$8,495	$(6,918)
Fair value at date of acquisition	—	—	(1,000)
Total net gains (losses):
Included in earnings:
Fair value adjustments	12,775	(2,006)	6,282
Settlements	—	—	1,000
Balance at March 31	$18,051	$6,489	$(636)
Warrant
As part of the Company's investment in Turo preferred shares, the Company received a warrant that is net settleable at the Company's option and is recorded at fair value each reporting period with any change included in "Other income (expense), net" in the accompanying statement of operations. The warrant is measured using significant unobservable inputs and is classified in the fair value hierarchy table as Level 3. The warrant is included in "Other non-current assets" in the accompanying balance sheet.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Contingent Consideration Arrangement
At March 31, 2021, the Company has one outstanding contingent consideration arrangement related to a business acquisition. The maximum contingent payments related to this arrangement for periods subsequent to December 31, 2020, which is the end of the most recent measurement period, is $15.0 million. At March 31, 2021, the Company does not expect to make any payments related to this contingent consideration arrangement. In connection with the Care.com acquisition on February 11, 2020, the Company assumed a contingent consideration arrangement liability of $1.0 million, which was subsequently paid and settled during the first quarter of 2020.
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
The fair value of contingent consideration arrangements is sensitive to changes in the expected achievement of the applicable targets and changes in discount rates. The Company remeasures the fair value of the contingent consideration arrangements each reporting period, including the accretion of the discount, if applicable, and changes are recognized in "General and administrative expense" in the accompanying statement of operations. At both March 31, 2021 and December 31, 2020, there is no contingent consideration liability outstanding.
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

	March 31, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Long-term debt, net(a)	$(705,987)	$(710,692)	$(712,277)	$(725,700)
_____________________
(a)    At March 31, 2021 and December 31, 2020, the carrying value of long-term debt, net includes unamortized debt issuance costs of $7.1 million and $7.7 million, respectively.
At March 31, 2021 and December 31, 2020, the fair value of long-term debt is estimated using observable market prices or indices for similar liabilities, which are Level 2 inputs.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 5—LONG-TERM DEBT
Long-term debt consists of:

	March 31, 2021	December 31, 2020
	(In thousands)
3.875% ANGI Group Senior Notes due August 15, 2028 ("ANGI Group Senior Notes"); interest payable each February 15 and August 15, commencing February 15, 2021	$500,000	$500,000
ANGI Group Term Loan due November 5, 2023 ("ANGI Group Term Loan")	213,125	220,000
Total long-term debt	713,125	720,000
Less: unamortized debt issuance costs	7,138	7,723
Total long-term debt, net	$705,987	$712,277
ANGI Group Senior Notes
The ANGI Group Senior Notes were issued on August 20, 2020. At any time prior to August 15, 2023, these notes may be redeemed at a redemption price equal to the sum of the principal amount thereof, plus accrued and unpaid interest and a make-whole premium. Thereafter, these notes may be redeemed at the redemption prices set forth in the indenture governing the notes, plus accrued and unpaid interest thereon, if any, to the applicable redemption date.
The indenture governing the ANGI Group Senior Notes contains a covenant that would limit ANGI Group’s ability to incur liens for borrowed money in the event a default has occurred or the ANGI Group’s secured leverage ratio (as defined in the indenture) exceeds 3.75 to 1.0. At March 31, 2021 there were no limitations pursuant thereto.
ANGI Group Term Loan and ANGI Group Revolving Facility
The outstanding balance of the ANGI Group Term Loan was $213.1 million and $220.0 million at March 31, 2021 and December 31, 2020, respectively. During the three months ended March 31, 2021, ANGI Group prepaid $6.9 million that was otherwise due in the first quarter of 2022 and, as of May 6, 2021, the outstanding balance was repaid in its entirety. The ANGI Group Term Loan bore interest at LIBOR plus 2.00%, or 2.10% and 2.16%, at March 31, 2021 and December 31, 2020, respectively.
The ANGI Group Credit Agreement requires ANGI Group to maintain a consolidated net leverage ratio of not more than 4.5 to 1.0 and a minimum interest coverage ratio of not less than 2.0 to 1.0. The ANGI Group Credit Agreement also contains covenants that would limit ANGI Group's ability to pay dividends or make distributions in the event a default has occurred or ANGI Group's consolidated net leverage ratio exceeds 4.25 to 1.0. At March 31, 2021, there were no limitations pursuant thereto.
The $250 million ANGI Group Revolving Facility expires on November 5, 2023. At March 31, 2021 and December 31, 2020, there were no outstanding borrowings under the ANGI Group Revolving Facility. The commitment fee, which is based on ANGI Group's consolidated net leverage ratio most recently reported and the average daily dollar amount of the available revolving commitments, was 35 basis points at both March 31, 2021 and December 31, 2020. Any future borrowings under the ANGI Group Revolving Facility would bear interest, at ANGI Group's option, at either a base rate or LIBOR, in each case plus an applicable margin, which is based on ANGI Group's consolidated net leverage ratio. The financial and other covenants are the same as those for the ANGI Group Term Loan.
The ANGI Group Senior Notes and the ANGI Group Credit Agreement are guaranteed by certain of ANGI Group's wholly-owned material domestic subsidiaries and ANGI Group’s obligations under the ANGI Group Credit Agreement are secured by substantially all assets of ANGI Group and the guarantors, subject to certain exceptions. Outstanding borrowings under the ANGI Group Revolving Facility have priority over the ANGI Group Senior Notes to the extent of the value of the assets securing the borrowings under the ANGI Group Credit Agreement.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Vimeo Credit Facility
On February 12, 2021, Vimeo entered into a $100 million revolving credit facility (the "Vimeo Credit Facility"), which expires on February 12, 2026. Any borrowings under the Vimeo Credit Facility are guaranteed by Vimeo's wholly-owned material domestic subsidiaries, if any, and are secured by substantially all assets of Vimeo and any guarantors, subject to certain exceptions. The commitment fee, which is based on the consolidated net leverage ratio most recently reported and the average daily dollar amount of the available revolving commitment, was 20 basis points at March 31, 2021. Any borrowings under the Vimeo Credit Facility would bear interest, at Vimeo's option, at either a base rate or LIBOR, in each case plus an applicable margin, which is determined by reference to a pricing grid based on Vimeo’s consolidated net leverage ratio. The financial covenants require Vimeo to maintain a minimum liquidity of not less than $50.0 million until December 31, 2022, and, thereafter, at the end of each quarterly test period, a consolidated net leverage ratio (as defined in the agreement) of not more than 5.5 to 1.0. The Vimeo Credit Facility also contains customary affirmative and negative covenants, including covenants that would limit Vimeo’s ability to pay dividends or make distributions on or repurchase certain equity interests in the event a default has occurred or Vimeo’s consolidated net leverage ratio exceeds 4.0 to 1.0. At March 31, 2021, there were no outstanding borrowings under the Vimeo Credit Facility.
Long-term Debt Maturities
Long-term debt maturities as of March 31, 2021 are summarized in the table below:

Years Ending December 31,	(In thousands)
2022	$20,625
2023	192,500
2028	500,000
Total	713,125
Less: unamortized debt issuance costs	7,138
Total long-term debt, net	$705,987
NOTE 6—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents the components of accumulated other comprehensive income (loss):

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) On Available-For-Sale Marketable Debt Securities	Accumulated Other Comprehensive (Loss) Income	Foreign Currency Translation Adjustment	Unrealized Losses On Available-For-Sale Marketable Debt Securities	Accumulated Other Comprehensive Loss
	(In thousands)
Balance at of January 1	$(6,172)	$2	$(6,170)	$(12,226)	$—	$(12,226)
Other comprehensive income (loss) before reclassifications	294	(2)	292	(5,651)	(12)	(5,663)
Amounts reclassified to earnings	10,032	—	10,032	—	—	—
Net current period other comprehensive income (loss)	10,326	(2)	10,324	(5,651)	(12)	(5,663)
Accumulated other comprehensive income allocated to noncontrolling interests during the period	(5)	—	(5)	(37)	—	(37)
Balance at of March 31	$4,149	$—	$4,149	$(17,914)	$(12)	$(17,926)
The amount reclassified out of foreign currency translation adjustment into earnings for the three months ended March 31, 2021 relate to the substantial liquidation of certain international subsidiaries.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)
At both March 31, 2021 and 2020, there was no income tax benefit or provision on the accumulated other comprehensive income (loss).
NOTE 7—EARNINGS (LOSS) PER SHARE
The Company treats its common stock and Class B common stock as one class of stock for earnings per share ("EPS") purposes as both classes of stock participate in earnings, dividends and other distributions on the same basis. The restricted stock award granted to our Chief Executive Officer ("CEO") on November 5, 2020 is a participating security and the Company calculates EPS using the two-class method since those shares are unvested and have a non-forfeitable dividend right in the event the Company declares a cash dividend to common shareholders and participates in all other distributions of the Company in the same manner as all other IAC common shareholders.
Undistributed earnings allocated to the participating security is subtracted from net income in determining net income attributable to IAC common stock and Class B common stock shareholders for basic EPS. Basic EPS is computed by dividing net income attributable to IAC common stock and Class B common stock shareholders by the weighted-average number of shares of common stock and Class B common stock outstanding during the period.
For the calculation of diluted EPS, net income attributable to IAC common stock and Class B common stock shareholders is adjusted for the impact from public subsidiaries’ dilutive securities, if applicable, and the reallocation of undistributed earnings allocated to the participating security by the weighted-average number of common stock and Class B common stock outstanding plus dilutive securities during the period.
The numerator and denominator of basic and diluted EPS computations for the Company’s common stock and Class B common stock are calculated as follows:

	Three Months Ended March 31,
	2021	2020
	(In thousands, except per share data)
Basic EPS:
Numerator:
Net earnings (loss) attributable to IAC shareholders	$329,128	$(328,199)
Net earnings attributed to unvested participating security (a)	(11,107)	—
Net earnings (loss) attributable to IAC common stock and Class B common stock shareholders	$318,021	$(328,199)

Denominator:
Weighted average basic IAC common stock and Class B common stock shares outstanding(a)(b)	85,899	85,132

Basic EPS	$3.70	$(3.86)

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
	(In thousands, except per share data)
Diluted EPS:
Numerator:
Net earnings (loss) attributable to IAC common stock and Class B common stock shareholders	$318,021	$(328,199)
Net earnings attributed to unvested participating security (a)	11,107	—
Impact from public subsidiary dilutive securities(c)	(18)	—
Reallocation of net earnings attributable to unvested participating security	(10,378)	—
Net earnings (loss) attributable to IAC common stock and Class B common stock shareholders for diluted EPS computation	$318,732	$(328,199)

Denominator:
Weighted average basic IAC common stock and Class B common stock shares outstanding used for basic EPS computation(a)(b)	85,899	85,132
Dilutive securities(c)(d)	6,239	—
Number of shares used for diluted EPS computation(b)	92,138	85,132

Diluted EPS	$3.46	$(3.86)
_____________________
(a)     On November 5, 2020, IAC's CEO was granted a stock-based award in the form of 3.0 million shares of restricted common stock. The number of shares that ultimately vest is subject to the satisfaction of growth targets in IAC's stock price over the 10-year service condition of the award. These restricted shares have a non-forfeitable dividend right in the event the Company declares a cash dividend to common shareholders and participates in all other distributions of the Company in the same manner as all other IAC common shareholders. Accordingly, the two-class method of calculating earnings per share is used. While the restricted shares are presented as outstanding shares in the consolidated balance sheet, these shares are excluded from the weighted average shares outstanding in calculating basic earnings per share and the allocable portion of net earnings are also excluded. Fully diluted earnings per share reflects the impact on earnings and fully diluted shares in the manner that is most dilutive.
(b)    The Company computed basic and diluted earnings per share for periods prior to the MTCH Separation using the shares issued on June 30, 2020 in connection with the MTCH Separation.
(c)    IAC has the option to settle certain Angi Inc. stock-based awards in its shares. For the three months ended March 31, 2021, it is more dilutive for IAC to settle these Angi Inc. equity awards. The impact on earnings relates to the settlement of Angi Inc.'s dilutive securities in IAC common shares.
(d)    If the effect is dilutive, weighted average common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and subsidiary denominated equity, vesting of restricted common stock, restricted stock units ("RSUs") and market-based awards ("MSUs"). For the three months ended March 31, 2021, 3.0 million potentially dilutive securities were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.
NOTE 8—SEGMENT INFORMATION
The overall concept that the Company employs in determining its operating segments is to present the financial information in a manner consistent with how the chief operating decision maker views the businesses. In addition, we consider how the businesses are organized as to segment management and the focus of the businesses with regards to the types of services or products offered or the target market. Operating segments are combined for reporting purposes if they meet certain aggregation criteria, which principally relate to the similarity of their economic characteristics, which is the case for the Desktop and Ask Media Group operating segments in the Search reportable segment, or, in the case of the Emerging & Other reportable segment, do not meet the quantitative thresholds that require presentation as separate reportable segments.
The following table presents revenue by reportable segment:

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Revenue
Angi Inc.	$387,029	$343,650
Vimeo	89,422	56,968
Dotdash	65,421	44,120
Search	181,034	154,419
Emerging & Other	153,156	85,042
Inter-segment eliminations	(74)	(75)
Total	$875,988	$684,124
The following table presents the revenue of the Company's segments disaggregated by type of service:

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Angi Inc.
Marketplace:
Consumer connection revenue(a)	$272,353	$239,830
Service professional membership subscription revenue	11,952	13,777
Other revenue	6,745	5,169
Total Marketplace revenue	291,050	258,776
Advertising and other revenue(b)	69,991	65,356
Total North America revenue	361,041	324,132
Consumer connection revenue(c)	22,351	15,689
Service professional membership subscription revenue	3,328	3,299
Advertising and other revenue	309	530
Total Europe revenue	25,988	19,518
Total Angi Inc. revenue	$387,029	$343,650

(a) Includes fees paid by service professionals for consumer matches and revenue from Angi Services sourced through marketplace platforms.
(b) Includes Angi revenue from service professionals under contract for advertising and Angi membership subscription fees from consumers, as well as revenue from HomeStars.
(c) Includes fees paid by service professionals for consumer matches.

Vimeo
Platform revenue	$89,422	$56,968

Dotdash
Display advertising revenue	$37,171	$29,889
Performance marketing revenue	28,250	14,231
Total Dotdash revenue	$65,421	$44,120

Search
Advertising revenue
Google advertising revenue:	$155,418	$126,797
Non-Google advertising revenue	21,534	23,376
Total advertising revenue	176,952	150,173
Other revenue	4,082	4,246
Total Search revenue	$181,034	$154,419

Emerging & Other
Subscription revenue	$83,566	$60,671
Marketplace revenue	56,271	17,696
Media production and distribution revenue	7,788	1,386
Advertising revenue:
Non-Google advertising revenue	3,393	3,713
Google advertising revenue	571	834
Total advertising revenue	3,964	4,547
Service and other revenue	1,567	742
Total Emerging & Other revenue	$153,156	$85,042

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Revenue by geography is based on where the customer is located. Geographic information about revenue and long-lived assets is presented below:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Revenue:
United States	$703,172	$537,343
All other countries	172,816	146,781
Total	$875,988	$684,124

	March 31, 2021	December 31, 2020
	(In thousands)
Long-lived assets (excluding goodwill, intangible assets and ROU assets):
United States	$268,216	$266,169
All other countries	11,285	12,082
Total	$279,501	$278,251
The following tables present operating income (loss) and Adjusted EBITDA by reportable segment:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Operating income (loss):
Angi Inc.	$109	$(16,296)
Vimeo	(206)	(14,589)
Dotdash	18,127	2,411
Search	18,386	(220,563)
Emerging & Other	994	(17,870)
Corporate	(49,237)	(45,431)
Total	$(11,827)	$(312,338)

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Adjusted EBITDA(d):
Angi Inc.	$23,186	$34,397
Vimeo	$1,796	$(11,408)
Dotdash	$19,922	$7,011
Search	$18,386	$13,130
Emerging & Other	$11,964	$(19,959)
Corporate	$(26,352)	$(31,386)
_____________________

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
The following tables reconcile operating income (loss) for the Company's reportable segments and net earnings (loss) attributable to IAC shareholders to Adjusted EBITDA:

	Three Months Ended March 31, 2021
	Operating Income (Loss)	Stock-based Compensation Expense	Depreciation	Amortization of Intangibles	Adjusted EBITDA
	(In thousands)
Angi Inc.	$109	$2,034	$15,969	$5,074	$23,186
Vimeo	(206)	$—	$115	$1,887	$1,796
Dotdash	18,127	$—	$549	$1,246	$19,922
Search	18,386	$—	$—	$—	$18,386
Emerging & Other	994	$25	$426	$10,519	$11,964
Corporate	(49,237)	$20,643	$2,242	$—	$(26,352)
Total	(11,827)
Interest expense	(6,680)
Unrealized gain on investment in MGM Resorts International	382,540
Other income, net	13,650
Earnings before income taxes	377,683
Income tax provision	(48,782)
Net earnings	328,901
Net loss attributable to noncontrolling interests	227
Net earnings attributable to IAC shareholders	$329,128

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended March 31, 2020
	Operating (Loss) Income	Stock-based Compensation Expense	Depreciation	Amortization of Intangibles	Acquisition-related Contingent Consideration Fair Value Arrangements	Goodwill Impairment	Adjusted EBITDA
	(In thousands)
Angi Inc.	$(16,296)	$25,575	$12,138	$12,980	$—	$—	$34,397
Vimeo	(14,589)	$—	$58	$3,123	$—	$—	$(11,408)
Dotdash	2,411	$—	$210	$4,390	$—	$—	$7,011
Search	(220,563)	$—	$320	$21,400	$—	$211,973	$13,130
Emerging & Other	(17,870)	$25	$302	$3,866	$(6,282)	$—	$(19,959)
Corporate	(45,431)	$11,581	$2,464	$—	$—	$—	$(31,386)
Total	(312,338)
Interest expense	(2,217)
Other expense, net	(57,448)
Loss before income taxes	(372,003)
Income tax benefit	41,432
Net loss	(330,571)
Net loss attributable to noncontrolling interests	2,372
Net loss attributable to IAC shareholders	$(328,199)
NOTE 9—FINANCIAL STATEMENT DETAILS
Cash and Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the accompanying balance sheet to the total amounts shown in the accompanying statement of cash flows:

	March 31, 2021	December 31, 2020	March 31, 2020	December 31, 2019
	(In thousands)
Cash and cash equivalents	$3,915,548	$3,476,188	$2,029,071	$839,796
Restricted cash included in other current assets	14,340	473	743	527
Restricted cash included in other non-current assets	433	449	398	409
Total cash and cash equivalents and restricted cash as shown on the statement of cash flows	$3,930,321	$3,477,110	$2,030,212	$840,732
Restricted cash included in other current assets at March 31, 2021 primarily consists of cash received from customers at Care.com’s payment solutions business, representing funds collected for payroll and related taxes, which were not remitted as of the period end.
Restricted cash included in other current assets at December 31, 2020 primarily consists of cash received from customers at Angi Inc. through their Handy platform, representing funds collected for payments to service providers, which were not settled as of the period end.
Restricted cash included in other current assets at March 31, 2020 and December 31, 2019 primarily consists of a deposit related to corporate credit cards.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Restricted cash included in other non-current assets for all periods presented consists of deposits related to leases.
Credit Losses and Revenue Reserve
The following tables present the changes in the allowance for credit losses for the three months ended March 31, 2021 and 2020, respectively:

	2021	2020
	(In thousands)
Balance at January 1	$27,654	$20,257
Current period provision for credit losses	19,550	19,929
Write-offs charged against the allowance	(20,981)	(17,264)
Recoveries collected	758	736
Balance at March 31	$26,981	$23,658
The revenue reserve was $3.8 million and $2.1 million at March 31, 2021 and December 31, 2020, respectively. The total allowance for credit losses and revenue reserve was $30.8 million and $29.7 million as of March 31, 2021 and December 31, 2020, respectively.
Accumulated Amortization and Depreciation
The following table provides the accumulated amortization and depreciation within the consolidated balance sheet:

Asset Category	March 31, 2021	December 31, 2020
	(In thousands)
Right-of-use assets included in other non-current assets	$87,942	$78,226
Building, capitalized software, leasehold improvements and equipment	$193,120	$208,112
Intangible assets	$277,639	$278,639
Other income (expense), net

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Unrealized increase in the estimated fair value of a warrant	$12,775	$—
Realized gain related to Vimeo's retained interest in its former hardware business	10,217	—
Foreign exchange losses, net (a)	(11,782)	(1,725)
Impairments related to impact of COVID-19 (b)	—	(59,001)
Interest income	456	4,470
Other	1,984	(1,192)
Other income (expense), net	$13,650	$(57,448)
_____________________
(a)     Includes $10.0 million in foreign exchange losses primarily related to the substantial liquidation of certain foreign subsidiaries in the three months ended March 31, 2021.
(b)     Includes $51.5 million in impairments related to investments in equity securities without readily determinable fair values and $7.5 million in impairments of a note receivable and a warrant related to certain investees in the three months ended March 31, 2020.

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
In June 2019, the defendants filed a second motion to dismiss or for other relief based upon certain provisions of the plaintiffs’ agreement with a litigation funding firm; the parties are currently supplementing their briefing on that motion, which remains pending. From July to November 2019, the defendants filed counterclaims against former Tinder CEO Sean Rad for breach of contract and unjust enrichment based upon his alleged misappropriation and unauthorized destruction of confidential company information, unauthorized recording of conversations with company employees, and breach of his non-solicitation obligations. In January 2020, the parties participated in a mediation that did not result in the resolution of the matter. Fact discovery in the case is substantially complete, and expert discovery is under way.
In July 2020, the four individuals who earlier had discontinued their claims in the lawsuit commenced arbitration proceedings against IAC and Match Group before the American Arbitration Association in California, asserting the same claims and seeking the same relief as the six remaining plaintiffs in the lawsuit. In September 2020, the defendants filed a motion to stay the trial in the New York lawsuit in favor of the California arbitration; in November 2020, the court denied the motion. In December 2020, the claimants in the California arbitration filed a motion to stay those proceedings in favor of the New York action, in which a trial has been provisionally scheduled for November 2021; in January 2021, the arbitrator denied the motion and provisionally scheduled a hearing on the merits for February 2022. In April 2021, the respondents in the California arbitration filed a motion for summary judgment dismissing the claimants' merger-related claims.
IAC believes that the allegations against it in the New York lawsuit and the California arbitration are without merit and will continue to defend vigorously against them.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Pursuant to the Transaction Agreement (as defined in Note 1—The Company and Summary of Significant Accounting Policies-MTCH Separation ), Match Group has agreed to indemnify the Company for matters relating to any business of Match Group, including indemnifying the Company for costs related to the matter described above.
NOTE 11—RELATED PARTY TRANSACTIONS
Relationship with Old IAC prior to the MTCH Separation
The Company’s statement of operations includes allocations of costs, including stock-based compensation expense, related to Old IAC’s accounting, treasury, legal, tax, corporate support and internal audit functions prior to the MTCH Separation for the three months ended March 31, 2020. Old IAC historically allocated costs related to its accounting, treasury, legal, tax, corporate support and internal audit functions that were incurred at the Old IAC legal entity level to its publicly traded subsidiaries, Old MTCH and Angi Inc. for any services provided under the applicable services agreements. The remaining unallocated expenses of Old IAC related to its accounting, treasury, legal, tax, corporate support and internal audit functions were allocated to the Company. Old IAC allocated costs to the Company, inclusive of stock-based compensation expense, which totaled $24.0 million for the three months ended March 31, 2020. It is not practicable to determine the actual expenses that would have been incurred for these services had the Company operated as a standalone entity during the periods presented. Management considers the allocation method to be reasonable.
The portion of interest income reflected in the statement of operations that is related party in nature was less than $0.1 million for the three months ended March 31, 2020 and is included in "Interest income, net" in the table below.
The following table summarizes the components of the net increase in Old IAC’s investment in the Company for the three months ended March 31, 2020:

Three Months Ended March 31, 2020
(In thousands)
Cash transfers from Old IAC related to its centrally managed U.S. treasury management function, acquisitions and cash expenses paid by Old IAC on behalf of the Company, net	$(1,786,559)
Contribution of buildings to Match Group	34,973
Taxes	25,048
Allocation of costs from Old IAC	(12,652)
Interest income, net	72
Net increase in Old IAC's investment in the Company	$(1,739,118)
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
IAC and Angi Inc.
Old IAC and Angi Inc., in connection with the transaction resulting in formation of Angi Inc., entered into a contribution agreement; an investor rights agreement; a services agreement; a tax sharing agreement; and an employee matters agreement. Upon the MTCH Separation, Old IAC assigned these agreements to the Company.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)
For the three months ended March 31, 2021 and 2020, 0.1 million and 0.2 million shares, respectively, of Angi Inc. Class B common stock were issued to a subsidiary of the Company pursuant to the employee matters agreement as reimbursement for shares of IAC common stock, issued for periods after the MTCH Separation, and Old IAC common stock, issued for periods prior to the MTCH Separation, in connection with the exercise and vesting of IAC and Old IAC equity awards held by Angi Inc. employees. For the three months ended March 31, 2021, 2.6 million shares of Angi Inc. Class A common stock were issued to a subsidiary of the Company pursuant to the employee matters agreement as reimbursement for IAC common stock, issued in connection with the exercise and settlement of certain Angi Inc. stock appreciation rights. There were no shares of Angi Inc. Class A common stock issued to IAC during the three months ended March 31, 2020.
For the three months ended March 31, 2021 and 2020, Angi Inc. was charged $1.1 million and $1.2 million, respectively, by IAC and Old IAC, respectively, for services rendered pursuant to the services agreement. At March 31, 2021, Angi Inc. had outstanding payables of less than $0.1 million due to the Company, pursuant to the services agreement. There were no outstanding receivables or payables pursuant to the services agreement as of December 31, 2020.
At both March 31, 2021 and December 31, 2020, Angi Inc. had outstanding payables of $0.9 million due to the Company pursuant to the tax sharing agreement. There were no payments to or refunds from Angi Inc. pursuant to this agreement during the three months ended March 31, 2021 and 2020.
Additionally, the Company subleases office space from Angi Inc. and was charged $0.4 million of rent for both the three months ended March 31, 2021 and 2020. At March 31, 2021 there were no outstanding payables due to Angi Inc. pursuant to the sublease agreements. At December 31, 2020, there was an outstanding payable of less than $0.1 million due to Angi Inc. pursuant to sublease agreements, which was subsequently paid in full in the first quarter of 2021.
IAC and Old MTCH
Prior to the MTCH Separation, for the three months ended March 31, 2020, Old MTCH incurred rent expense of $0.8 million for leasing office space for certain of its businesses at properties owned by the Company. The amount was paid in full by Old MTCH at March 31, 2020. After June 30, 2020, the date of the MTCH Separation, Match Group is no longer a related party.
On January 31, 2020, Old IAC contributed two office buildings in Los Angeles to Old MTCH, which are primarily occupied and were previously leased from the Company by Tinder. In connection with this contribution, the Company entered into a lease with Old MTCH for office space, which the Company currently occupies, in one of the buildings and for the three months ended March 31, 2020, the Company paid Old MTCH less than $0.1 million under the lease. Old MTCH issued 1.4 million shares of Old MTCH common stock to Old IAC for the buildings.
IAC and Expedia
The Company and Expedia each have a 50% ownership interest in two aircraft that may be used by both companies. In 2019, the Company and Expedia entered into an agreement to jointly acquire a new corporate aircraft for a total expected cost of $72.7 million (including purchase price and related costs), with each company to bear 50% of such expected cost. The Company paid approximately $23 million in 2019 in connection with the purchase agreement, and the respective share of the balance is due upon delivery of the new aircraft, which is expected to occur in the third quarter of 2021. Members of the aircraft flight crews are employed by an entity in which the Company and Expedia each have a 50% ownership interest. The Company and Expedia have agreed to share costs relating to flight crew compensation and benefits pro-rata according to each company’s respective usage of the aircraft, for which they are separately billed by the entity described above. The Company and Expedia are related parties because Mr. Diller serves as Chairman and Senior Executive of both IAC and Expedia. For the three months ended March 31, 2021 and 2020, total payments made to this entity by the Company were not material.
NOTE 12—SUBSEQUENT EVENTS
As of May 6, 2021, the outstanding balance of the ANGI Group Term Loan of $213.1 million was repaid in its entirety.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL
MTCH Separation:
On December 19, 2019, IAC/InterActiveCorp ("Old IAC") entered into a Transaction Agreement (as amended, the "Transaction Agreement") with Match Group, Inc. ("Old MTCH"), IAC Holdings, Inc. ("New IAC" or the "Company"), a direct wholly-owned subsidiary of Old IAC, and Valentine Merger Sub LLC, an indirect wholly-owned subsidiary of Old IAC. On June 30, 2020, the businesses of Old MTCH were separated from the remaining businesses of Old IAC through a series of transactions that resulted in the pre-transaction stockholders of Old IAC owning shares in two, separate public companies—(1) Old IAC, which was renamed Match Group, Inc. ("New Match") and which owns the businesses of Old MTCH and certain Old IAC financing subsidiaries, and (2) New IAC, which was renamed IAC/InterActiveCorp, and which owns Old IAC's other businesses—and the pre-transaction stockholders of Old MTCH (other than Old IAC) owning shares in New Match. This transaction is referred to as the "MTCH Separation."
Spin-off:
On December 22, 2020, IAC announced that its Board of Directors approved a plan to spin-off its full stake in Vimeo to IAC shareholders. IAC's Vimeo business will be separated from the remaining businesses of IAC through a series of transactions (which we refer to as the "Spin-off") that, if completed in their entirety, will result in the transfer of IAC's Vimeo business to Vimeo Holdings, Inc. ("SpinCo"), a wholly-owned subsidiary of IAC, with SpinCo becoming an independent, separately traded public company through a spin-off from IAC, and Vimeo, Inc., the IAC subsidiary that currently holds the Vimeo business, becoming a wholly-owned subsidiary of SpinCo. In connection with the foregoing, SpinCo will be renamed as Vimeo, Inc. and Vimeo will be renamed as Vimeo.com, Inc. The proposed transaction is subject to a number of conditions including final approval by IAC's Board of Directors, approval of the separation proposal by IAC stockholders, and other customary conditions and approvals and is expected to close pre-market on May 25, 2021.
Management Overview
The Company operates Vimeo, Dotdash and Care.com, among many others, and has majority ownership of Angi Inc. (formerly ANGI Homeservices Inc.), which includes HomeAdvisor, Angi (formerly Angie's List) and Handy.
As used herein, "IAC," the "Company," "we," "our" or "us" and similar terms refer to IAC/InterActiveCorp and its subsidiaries (unless the context requires otherwise).
For a more detailed description of the Company's operating businesses, see the Company's Annual Report on Form 10-K for the year ended December 31, 2020.
Defined Terms and Operating Metrics:
Unless otherwise indicated or as the context requires otherwise, certain terms used in this quarterly report, which include the principal operating metrics we use in managing our business, are defined below:
Reportable Segments (for additional information see "Note 8—Segment Information" to the financial statements included in "Item 1—Consolidated and Combined Financial Statements"):
•Angi Inc. - connects quality home service professionals with consumers across 500 different categories, from repairing and remodeling to cleaning and landscaping. At March 31, 2021, the Company’s economic interest and voting interest in Angi Inc. were 84.2% and 98.2%, respectively.
•Vimeo, Inc. ("Vimeo") - is the world’s leading all-in-one video software solution, providing the full breadth of video tools through a software-as-a-service model. Vimeo’s comprehensive and cloud-based tools empower its users to create, collaborate and communicate with video on a single, turnkey platform. At March 31, 2021, the Company's economic interest and voting interest in Vimeo were approximately 88.0% and 81.0%, respectively.

•Dotdash - is a portfolio of digital publishing brands that collectively provide expert information and inspiration in select vertical content categories. Through its brands, Dotdash provides original and engaging digital content in a variety of formats, including articles, illustrations, videos and images.
•Search - consists of Ask Media Group, a collection of websites providing general search services and information and Desktop, which includes our direct-to-consumer downloadable desktop applications and our business-to-business partnership operations.
•Emerging & Other - consists of Care.com, which acquired Lifecare, a leading provider of family care benefits, on October 27, 2020, Mosaic Group, Bluecrew, Vivian Health (formerly NurseFly), The Daily Beast, IAC Films and, for periods prior to its sale on March 16, 2020, College Humor Media.
ANGI Inc.
•Marketplace Revenue - primarily reflects domestic marketplace revenues, including consumer connection revenue for consumer matches, revenue from Angi Services (pre-priced) offerings sourced through marketplace platforms, and membership subscription revenue from service professionals.
•Advertising and Other Revenue - primarily includes revenue from service professionals under contract for advertising and membership subscription fees from consumers.
•Marketplace Service Requests - are fully completed and submitted domestic customer service requests and includes Angi Services requests sourced through marketplace platforms in the period.
•Marketplace Monetized Transactions - are fully completed and submitted domestic customer service requests that were matched to and paid for by a service professional and includes completed and in-process Angi Services jobs sourced through the marketplace platforms in the period.
•Marketplace Transacting Service Professionals ("Marketplace Transacting SPs") - are the number of marketplace service professionals that paid for consumer matches or performed an Angi Services job sourced through the marketplace platforms in the quarter.
•Advertising Service Professionals ("Advertising SPs") - are the total number of service professionals under contract for advertising at the end of the period.
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
•Average Revenue per User ("ARPU") - is the annualized revenue for the relevant period divided by Average Subscribers. For periods that are less than a full year, annualized revenue is calculated by dividing the revenue for that particular period by the number of calendar days in the period and multiplying this value by the number of days in that year.
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
Operating Costs and Expenses:
•Cost of revenue - consists primarily of traffic acquisition costs, which includes (i) payments made to partners who direct traffic to our Ask Media Group websites, who distribute our business-to-business customized browser-based applications and who integrate our paid listings into their websites and (ii) the amortization of fees paid to Apple and Google related to the distribution of apps and the facilitation of in-app purchases of product features. Traffic acquisition costs include payment of amounts based on revenue share and other arrangements. Cost of revenue also includes payments made to independent service professionals who perform work contracted under pre-priced arrangements through the Angi Inc. marketplace platforms, compensation expense (including stock-based compensation expense) and other employee-related costs for Vimeo and Care.com customer care and support functions, payments made to workers staffed by Bluecrew, hosting fees, credit card processing fees, content costs, and production costs related to IAC Films and College Humor, for periods prior to its sale on March 16, 2020.
•Selling and marketing expense - consists primarily of advertising expenditures, which include online marketing, including through search engines and social media sites, fees paid to third parties that distribute our direct-to-consumer downloadable desktop applications, offline marketing, which is primarily television advertising, partner-related payments to those who direct traffic to the brands within our Angi Inc. segment, and compensation expense (including stock-based compensation expense) and other employee-related costs for Angi Inc.'s and Vimeo's sales force and marketing personnel.
•General and administrative expense - consists primarily of compensation expense (including stock-based compensation expense) and other employee-related costs for personnel engaged in executive management, finance, legal, tax, human resources and customer service functions (except for Vimeo and Care.com, which include customer service costs within cost of revenue), fees for professional services (including transaction-related costs related to the MTCH Separation, the Spin-off and acquisitions), rent expense, facilities costs, provision for credit losses, software license and maintenance costs and acquisition-related contingent consideration fair value adjustments (described below). The customer service function at Angi Inc. includes personnel who provide support to its service professionals and consumers.
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
Long-term debt (for additional information see "Note 5—Long-term Debt" to the financial statements included in "Item 1—Consolidated and Combined Financial Statements"):
•ANGI Group Senior Notes - On August 20, 2020, ANGI Group, LLC ("ANGI Group"), a direct wholly-owned subsidiary of Angi Inc., issued $500 million of its 3.875% Senior Notes due August 15, 2028, with interest payable February 15 and August 15 of each year, commencing February 15, 2021.

•ANGI Group Term Loan - due November 5, 2023. The outstanding balance of the ANGI Group Term Loan as of March 31, 2021 is $213.1 million and bore interest at LIBOR plus 2.00%, or 2.10% and 2.16%, at March 31, 2021 and December 31, 2020, respectively. As of May 6, 2021, the outstanding balance of the ANGI Group Term Loan was repaid in its entirety.
•ANGI Group Revolving Facility - The ANGI Group $250 million revolving credit facility expires on November 5, 2023. At March 31, 2021 and December 31, 2020, there were no outstanding borrowings under the ANGI Group Revolving Facility. The ANGI Group Revolving Facility and ANGI Group Term Loan are collectively referred to as the ANGI Group Credit Agreement.
•Vimeo Credit Facility - On February 12, 2021, Vimeo, Inc. entered into $100 million revolving credit facility that expires on February 12, 2026. At March 31, 2021, there were no outstanding borrowings under the Vimeo Credit Facility.
Non-GAAP financial measure:
•Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") - is a non-GAAP financial measure. See "Principles of Financial Reporting" for the definition of Adjusted EBITDA and a reconciliation of net earnings (loss) attributable to IAC shareholders to operating loss to Adjusted EBITDA for the three months ended March 31, 2021 and 2020.
Angi Inc.'s Brand Integration Initiative
On March 17, 2021, Angi Inc. updated one of its leading websites and brands, Angie’s List, to Angi, and began the process of consolidating under a single brand. Going forward Angi Inc. will concentrate its marketing investment in the Angi brand in order to focus its marketing, sales and branding efforts on a single brand.
Angi Inc. relies heavily on free and paid search engine marketing efforts to drive traffic to its properties, which has been adversely affected by this initiative. Specifically, the brand initiative has adversely affected the placement and ranking of Angi Inc. websites, particularly Angi.com, in organic search results as Angi does not have the same domain history as Angie’s List. In addition, Angi Inc. shifted marketing to support Angi, away from HomeAdvisor, which has negatively affected the efficiency of its search engine marketing efforts.
These efforts have had a pronounced negative impact on Marketplace Service Requests from organic search results, and reduced monetization via its mobile applications, which in turn has resulted in relatively more Marketplace Service Requests from paid search engine marketing. The combined effect has reduced revenue and increased marketing spend, which Angi Inc. expects to result in lower profits in the quarter ending June 30, 2021. Angi Inc. expects this trend to continue until such time as the new brand establishes search engine optimization ranking and consumer awareness is established. Angi Inc. expects the reduction in revenue, increased marketing expense, and lower profits to continue for the remainder of 2021 and potentially into 2022, with the most significant impact in the second quarter of 2021. Angi Inc. has also increased its investment in Angi Services, its pre-priced product offering, which will reduce profits more than planned during 2021.
Certain Risks and Concentrations—Services Agreement with Google (the "Services Agreement")
A meaningful portion of the Company's revenue (and a substantial portion of IAC's net cash from operations that it can freely access) is attributable to the Services Agreement. In addition, the Company earns certain other advertising revenue from Google that is not attributable to the Services Agreement. For the three months ended March 31, 2021 and 2020, total revenue earned from Google was $171.8 million and $138.9 million, respectively, representing 20% of the Company's revenue for both periods. The related accounts receivable totaled $66.2 million and $61.9 million at March 31, 2021 and December 31, 2020, respectively.
The total revenue earned from the Services Agreement for the three months ended March 31, 2021 and 2020 was $152.5 million and $126.6 million, respectively, representing 17% and 19%, respectively, of the Company's total revenue.

The revenue attributable to the Services Agreement is earned by the Desktop business and Ask Media Group, both within the Search segment. For the three months ended March 31, 2021 and 2020, revenue earned from the Services Agreement was $31.0 million and $46.1 million, respectively, within the Desktop business and $121.4 million and $80.5 million, respectively, within Ask Media Group.
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
Certain industry-wide policy changes became effective on August 27, 2020. These industry-wide changes, combined with increased enforcement of policies under the Services Agreement, have had a negative impact on the results of operations of Desktop's business-to-consumer ("B2C") business. In addition, at multiple times during the fourth quarter of 2020, Google suspended services with respect to some of Desktop's B2C products and may do so in the future. As a result, the Desktop B2C business elected to modify certain marketing strategies in early January 2021. Subsequently, Google informed us of another policy change in the first quarter of 2021 that is scheduled to go into effect on May 10, 2021. This Google policy change may eliminate our ability to successfully introduce and market new products that would be profitable at scale. Therefore, the Desktop B2C business substantially reduced marketing in early March 2021 and effectively eliminated all marketing of its B2C products by the end of the first quarter of 2021. This reduction in marketing will positively impact profitability in 2021 but will substantially reduce revenue in 2021. Beyond 2021, the revenue from the installed base of products will decline precipitously. In response, we have undertaken cost reduction measures to maintain a very modest level of profitability.
The reduction in revenue and profitability during the three months ended March 31, 2020 due, in part, to Google policy changes implemented in the second half of 2019 was the primary factor in the goodwill and indefinite-lived intangible asset impairments related to the Desktop business recorded in the three months ended March 31, 2020 of $212.0 million and $21.4 million, respectively. The impact of COVID-19 was an additional factor.
COVID-19 Update and Impairments
The impact on the Company from the COVID-19 outbreak, which has been declared a "pandemic" by the World Health Organization, has been varied and volatile. The extent to which developments related to the COVID-19 outbreak and measures designed to curb its spread continue to impact the Company’s business, financial condition and results of operations will depend on future developments, all of which are highly uncertain and many of which are beyond the Company’s control, including the continuing spread of COVID-19, the development and implementation of effective preventative measures (including the global distribution of vaccines) and possible treatments, the scope of governmental and other restrictions on travel, discretionary services and other activity, and public reactions to these developments. For example, these developments and measures have resulted in rapid and adverse changes to the operating environment for certain of our businesses, as well as significant uncertainty concerning the near- and long-term economic ramifications of the COVID-19 outbreak, which have adversely impacted our ability to forecast our results and respond in a timely and effective manner to trends related to the COVID-19 outbreak. The longer the global outbreak and measures designed to curb the spread of the virus continue to adversely affect levels of consumer confidence, discretionary spending and the willingness of consumers to interact with other consumers, vendors and service providers face-to-face (and in turn, adversely affect demand for the Company’s various products and services), the greater the adverse impact is likely to be on the Company’s business, financial condition and results of operations and the more limited will be the Company’s ability to try and make up for delayed or lost revenues.

When COVID-19 first impacted the businesses in IAC's Angi Inc. segment in March 2020, these businesses experienced a decline in demand for service requests, driven primarily by decreases in demand in certain categories of jobs (particularly discretionary indoor projects). During the second quarter of 2020, these businesses experienced a rebound in service requests, exceeding pre-COVID-19 growth levels, driven by increased demand from homeowners who spent more time at home due to measures taken to reduce the spread of COVID-19. These businesses continued to experience strong demand for home services in the second half of 2020 and the first quarter of 2021. However, many service professionals' businesses have been adversely impacted by labor and material constraints and many service professionals have limited capacity to take on new business, which has negatively impacted the ability of these businesses to monetize this increased level of service requests. Vimeo has seen strong revenue growth as the demand for communication via video has increased due to the pandemic. The Search segment has experienced an increase in revenue in the first quarter of 2021 compared to the prior year due, in part, to lower advertising rates in 2020 due to the impact of COVID-19. COVID-19 impacted our businesses in varied ways in the year ended December 31, 2020. Accordingly, the volatile nature of our operating results in 2020 will impact the comparability of our year-over-year results of operations.
There were no impairments identified during the quarter ended March 31, 2021.
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
In addition, the United States, which represents 80% of the Company's revenue for the three months ended March 31, 2021, experienced another resurgence of the COVID-19 virus. Europe, which is the second largest market for the Company's products and services, has also seen a resurgence in COVID-19. This resurgence of COVID-19 and the measures designed to curb COVID-19's spread could materially and adversely affect our business, financial condition and results of operations.

Results of Operations for the three months ended March 31, 2021 compared to the three months ended March 31, 2020
Revenue

	Three Months Ended March 31,
	2021	$ Change	% Change	2020
	(Dollars in thousands)
Angi Inc.	$387,029	$43,379	13%	$343,650
Vimeo	89,422	32,454	57%	56,968
Dotdash	65,421	21,301	48%	44,120
Search	181,034	26,615	17%	154,419
Emerging & Other	153,156	68,114	80%	85,042
Inter-segment eliminations	(74)	1	3%	(75)
Total	$875,988	$191,864	28%	$684,124
•Angi Inc. revenue increased 13% to $387.0 million driven by Marketplace Revenue growth of $32.3 million, or 12%, growth of $6.5 million, or 33%, at the European businesses and an increase of $4.6 million, or 7%, in Advertising and Other Revenue. The increase in Marketplace Revenue was due primarily to an increase of 29% in Marketplace Service Requests to 7.7 million, resulting in a 17% increase in Marketplace Monetized Transactions to 4.2 million. The revenue increase at the European businesses was due to strong growth across its markets due to increased consumer demand and the favorable impact of the weakening of the U.S. dollar relative to the Euro and British Pound. Advertising and Other Revenue increased due primarily to an increase in Angi revenue driven by an 6% increase in Advertising SPs to 40 thousand.
•Vimeo revenue grew 57% to $89.4 million driven primarily by a 25% increase in Average Subscribers to 1.6 million and a 27% increase in ARPU to $233. The growth in Average Subscribers is due to an increase in self-serve and enterprise customers as individuals, businesses and organizations accelerated their adoption of video to communicate with their customers and employees due, in part, to the effects of COVID-19. ARPU increased as a greater percentage of both new and existing self-serve subscribers purchased, on average, higher-priced offerings that include features, such as additional storage and bandwidth, video creation and editing tools and live streaming capability. The growth in enterprise customers, whose average annual contract values are much greater, also contributed to ARPU growth.
•Dotdash revenue increased 48% to $65.4 million due to growth of $14.0 million, or 99%, in Performance Marketing Revenue and $7.3 million, or 24%, higher Display Advertising Revenue. The growth in Performance Marketing Revenue was due primarily to growth in both affiliate commerce commission revenue and performance marketing commission revenue due to increased online sales and new performance marketing products. The increase in Display Advertising Revenue was driven by an increase in advertising sold through our sales team.
•Search revenue increased 17% to $181.0 million due to an increase of $42.9 million, or 43%, from Ask Media Group, partially offset by a decrease of $16.3 million, or 30%, from Desktop. The increase in Ask Media Group revenue was due to growth in paid traffic. The decrease in Desktop revenue was driven by increasing challenges in monetization and the reduced marketing of its B2C products in the first quarter of 2021 due to browser policy changes implemented by Google.
•Emerging & Other revenue increased 80% to $153.2 million due primarily to the full quarter contribution of Care.com, acquired February 11, 2020, the addition of Lifecare, acquired by Care.com in October 2020, and an increase in revenue from IAC Films.

Cost of revenue (exclusive of depreciation shown separately below)

	Three Months Ended March 31,
	2021	$ Change	% Change	2020
	(Dollars in thousands)
Cost of revenue (exclusive of depreciation shown separately below)	$245,681	$66,354	37%	$179,327
As a percentage of revenue	28%			26%
Cost of revenue in 2021 increased from 2020 due to increases of $24.8 million from Search, $20.6 million from Angi Inc., $11.6 million from Emerging & Other and $6.6 million from Vimeo.
•The Search increase was primarily due to an increase of $26.5 million in traffic acquisition costs at Ask Media Group resulting from the increase in revenue.
•The Angi Inc. increase was due primarily to growth of Angi Services (the pre-priced product offerings), which has lower margins than other sources of revenue.
•The Emerging & Other increase was due primarily to $10.2 million of expense from the inclusion of Care.com for a full quarter and from the acquisition of Lifecare.
•The Vimeo increase was due primarily to increases of $3.6 million in hosting fees and $2.4 million in credit card processing fees and in-app purchase fees. The increase in hosting fees was due to the increase in Average Subscribers, partially offset by cost optimization initiatives. The increase in credit card processing fees and in-app purchase fees was due primarily to an increase in Average Subscribers and growth in on-demand content transactions.
Selling and marketing expense

	Three Months Ended March 31,
	2021	$ Change	% Change	2020
	(Dollars in thousands)
Selling and marketing expense	$344,266	$36,059	12%	$308,207
As a percentage of revenue	39%			45%
Selling and marketing expense in 2021 increased from 2020 due to increases of $15.9 million from Angi Inc., $12.0 million from Emerging & Other, $6.8 million from Vimeo and $3.6 million from Dotdash, partially offset by a decrease of $2.5 million from Search.
•The Angi Inc. increase was due primarily to increases in compensation expense of $8.5 million, advertising expense of $5.9 million and outsourced personnel and consulting costs of $2.6 million. The increase in compensation expense was due primarily to increased commission expense and an increase in sales force headcount, partially offset by lower compensation expense in France due to headcount reductions in the third quarter of 2020. The increase in advertising expense was due primarily to an increase in online marketing, partially offset by a decrease in television spend. The increase in outsourced personnel and consulting costs was due primarily to various sales initiatives at Angi Services.
•The Emerging & Other increase was due primarily to $10.3 million of expense from the inclusion of Care.com for a full quarter and from the acquisition of Lifecare.
•The Vimeo increase was due primarily to increases in compensation expense of $3.4 million and advertising costs of $2.9 million. The increase in compensation expense was primarily due to growth in the enterprise sales force.
•The Dotdash increase was due primarily to increases in compensation expense of $1.9 million and online advertising expense of $1.8 million. The increase in compensation expense was primarily due to higher headcount.

•The Search decrease was due primarily to a decrease in marketing of $15.2 million at Desktop as we substantially reduced marketing of its B2C products in early March 2021 as a result of Google policy changes, which will become effective on May 10, 2021, partially offset by an increase of $11.0 million in online marketing at Ask Media Group.
General and administrative expense

	Three Months Ended March 31,
	2021	$ Change	% Change	2020
	(Dollars in thousands)
General and administrative expense	$177,431	$3,690	2%	$173,741
As a percentage of revenue	20%			25%
General and administrative expense in 2021 increased from 2020 due to increases of $9.5 million from Emerging & Other and $2.0 million from Corporate, partially offset by a decrease of $6.4 million from Angi Inc.
•The Emerging & Other increase was due primarily to $8.2 million of expense from the inclusion of Care.com for a full quarter and from the acquisition of Lifecare and the inclusion in 2020 of income of $6.3 million in acquisition-related contingent consideration fair value adjustments due to the decrease in the expected amount of contingent consideration to be paid out in connection with a previous Mosaic Group acquisition.
•The Corporate increase was due primarily to an increase of $7.3 million in stock-based compensation expense due to the issuance of new grants since 2020, partially offset by a decrease in transaction-related costs ($7.6 million related to the MTCH Separation in 2020 compared to $4.1 million in connection with the Spin-off in 2021).
•The Angi Inc. decrease was due primarily to a decrease of $14.0 million in compensation expense, partially offset by increases in professional fees of $3.6 million and $1.3 million in the provision for credit losses. The decrease in compensation expense was due primarily to a decrease in stock-based compensation expense of $22.9 million, partially offset by a $6.0 million charge related to the acquisition of an additional 21% interest in MyBuilder at a premium to fair value and an increase of $2.8 million in wage related expenses resulting primarily from annual wage increases. The decrease in stock-based compensation expense was due primarily to $11.9 million in stock appreciation rights expense recognized in the first quarter of 2020 which was not incurred in 2021 as the awards became fully vested in 2020 and a net decrease of $7.7 million due to the reversal of previously recognized expense related to unvested awards that were forfeited due to management departures in the first quarter of 2021. The increase in professional fees was due primarily to an increase in outsourced personnel costs and legal fees. The increase in outsourced personnel costs was due primarily to an increase in call volume related to Angi Inc.'s customer service function. The increase in provision for credit losses was driven by higher Marketplace Revenue.
Product development expense

	Three Months Ended March 31,
	2021	$ Change	% Change	2020
	(Dollars in thousands)
Product development expense	$82,410	$20,447	33%	$61,963
As a percentage of revenue	9%			9%
Product development expense in 2021 increased from 2020 due to increases of $9.4 million from Emerging & Other, $4.9 million from Vimeo and $3.7 million from Dotdash.
•The Emerging & Other increase was due primarily to $7.0 million of expense from the inclusion of Care.com for a full quarter and from the acquisition of Lifecare
•The Vimeo increase was due primarily to increased investment in products, which resulted in increases of $3.7 million in compensation expense due primarily to increased headcount, $0.7 million in consulting costs and $0.6 million in software license and maintenance costs.

•The Dotdash increase was due primarily to an increase of $3.5 million in compensation expense due to higher headcount.
Depreciation

	Three Months Ended March 31,
	2021	$ Change	% Change	2020
	(Dollars in thousands)
Depreciation	$19,301	$3,809	25%	$15,492
As a percentage of revenue	2%			2%
Depreciation in 2021 increased from 2020 due primarily to the investments in Angi Inc. capitalized software.
Operating income (loss)

	Three Months Ended March 31,
	2021	$ Change	% Change	2020
	(Dollars in thousands)
Angi Inc.	$109	$16,405	NM	$(16,296)
Vimeo	(206)	14,383	99%	(14,589)
Dotdash	18,127	15,716	652%	2,411
Search	18,386	238,949	NM	(220,563)
Emerging & Other	994	18,864	NM	(17,870)
Corporate	(49,237)	(3,806)	(8)%	(45,431)
Total	$(11,827)	$300,511	96%	$(312,338)

As a percentage of revenue	(1)%			(46)%
Operating loss decreased $300.5 million to a loss of $11.8 million due primarily to the inclusion in 2020 of a goodwill impairment of $212.0 million and $21.4 million in indefinite-lived intangible asset impairments at Search related to the Desktop business, an increase in Adjusted EBITDA of $57.1 million, described below, and decreases of $14.5 million in stock-based compensation expense, $5.6 million in amortization of intangibles, excluding the Desktop impairment noted above, and the inclusion in 2020 of $6.3 million of income in acquisition-related contingent consideration fair value adjustments, partially offset by an increase of $3.8 million in depreciation. The goodwill and the indefinite-lived intangible asset impairments are described above in "Certain Risks and Concentrations—Services Agreement with Google (the "Services Agreement")." The decrease in stock-based compensation expense was due primarily to factors described above in the general and administrative expense discussion. The overall decrease in amortization of intangibles of $27.0 million was due principally to the inclusion in 2020 of indefinite-lived intangible asset impairments related to the Desktop business noted above and certain intangible assets becoming fully amortized during 2020, partially offset by an increase in amortization related to recent acquisitions (Care.com and Lifecare). The increase in depreciation was due primarily to investments in capitalized software to support Angi Inc.'s products and services.
At March 31, 2021, there was $441.4 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 5.8 years.

Adjusted EBITDA

	Three Months Ended March 31,
	2021	$ Change	% Change	2020
	(Dollars in thousands)
Angi Inc.	$23,186	$(11,211)	(33)%	$34,397
Vimeo	1,796	13,204	NM	(11,408)
Dotdash	19,922	12,911	184%	7,011
Search	18,386	5,256	40%	13,130
Emerging & Other	11,964	31,923	NM	(19,959)
Corporate	(26,352)	5,034	16%	(31,386)
Total	$48,902	$57,117	NM	$(8,215)

As a percentage of revenue	6%			(1)%
For a reconciliation of net earnings (loss) attributable to IAC shareholders to operating loss to Adjusted EBITDA, see "Principles of Financial Reporting." For a reconciliation of operating income (loss) to Adjusted EBITDA for the Company's reportable segments, see "Note 8—Segment Information" to the financial statements included in "Item 1—Consolidated and Combined Financial Statements."
•Angi Inc. Adjusted EBITDA decreased 33% to $23.2 million, despite higher revenue, due primarily to an increase in cost of revenue, an increase in compensation expense due to increased commission expense and headcount, a $6.0 million charge related to the acquisition of an additional 21% interest in MyBuilder at a premium to fair value, $4.0 million in expense related to impairments at the Fixd Services business and from management changes in the first quarter of 2021, and an increase of $1.3 million in provision for credit losses due to higher Marketplace Revenue.
•Vimeo Adjusted EBITDA improved $13.2 million to $1.8 million from a loss of $11.4 million due primarily to higher revenue, partially offset by higher compensation expense due primarily to an increase in headcount and an increase in professional fees, including costs related to the Spin-off, and higher advertising costs.
•Dotdash Adjusted EBITDA increased 184% to $19.9 million due primarily to higher revenue and a decrease in the provision for credit losses which had had been established in the first quarter of 2020 in response to COVID-19, partially offset by increases in compensation expense, expense for third-party contractors and advertising expense.
•Search Adjusted EBITDA increased 40% to $18.4 million due to an increase in Ask Media Group revenue and the decrease of $15.2 million in marketing at Desktop as we substantially reduced marketing of its B2C products in early March 2021 as a result of Google policy changes.
•Emerging & Other Adjusted EBITDA increased $31.9 million to $12.0 million from a loss of $20.0 million due primarily to increased revenue at Care.com, $13.5 million in transaction-related items in 2020 from the Care.com acquisition (including $8.7 million in deferred revenue write-offs and $4.8 million in transaction-related costs) and higher profits at IAC Films.
•Corporate Adjusted EBITDA loss decreased 16% to $26.4 million due primarily to the inclusion in 2020 of $7.6 million in costs related to the MTCH Separation, partially offset by an increase of $4.1 million in costs related to the Spin-off.
Interest expense

	Three Months Ended March 31,
	2021	$ Change	% Change	2020
	(Dollars in thousands)
Interest expense	$6,680	$4,463	201%	$2,217

Interest expense in 2021 increased from 2020 due primarily to the issuance of the ANGI Group Senior Notes in August 2020, partially offset by a decrease in interest expense on the ANGI Group Term Loan due to lower interest rates and the decrease in the average outstanding balance compared to the prior year period.
Unrealized gain on investment in MGM Resorts International

	Three Months Ended March 31,
	2021	$ Change	% Change	2020
	(Dollars in thousands)
Unrealized gain on investment in MGM Resorts International	$382,540	$382,540	NM	$—
The Company recognized an unrealized gain of $382.5 million on its investment in MGM Resorts International ("MGM") during the first quarter of 2021. During the second and third quarters of 2020, the Company purchased a total of 59.0 million shares of MGM.
Other income (expense), net

	Three Months Ended March 31,
	2021	$ Change	% Change	2020
	(Dollars in thousands)
Other income (expense), net	$13,650	$71,098	NM	$(57,448)
Other income, net in 2021 includes: an unrealized increase of $12.8 million in the estimated fair value of a warrant; a gain of $10.2 million related to the sale of Vimeo’s retained interest in its former hardware business; and $11.8 million of foreign exchange losses primarily relating to the substantial liquidation of certain foreign subsidiaries.
Other expense, net in 2020 includes: $51.5 million in impairments related to investments in equity securities without readily determinable fair values and $7.5 million in impairments of a note receivable and a warrant related to certain investees due to the impact of COVID-19; and $4.5 million of interest income.
Income tax (provision) benefit

	Three Months Ended March 31,
	2021	$ Change	% Change	2020
	(Dollars in thousands)
Income tax (provision) benefit	$(48,782)	$(90,214)	NM	$41,432
Effective income tax rate	13%			11%
For further details of income tax matters, see "Note 2—Income Taxes" to the financial statements included in "Item 1. Consolidated and Combined Financial Statements."
In 2021, the income tax provision represented an effective tax rate of 13%. The effective income tax rate was lower than the statutory rate of 21% due primarily to excess tax benefits generated by the exercise and vesting of stock-based awards, partially offset by state taxes.
In 2020, the income tax benefit represented an effective tax rate of 11%. The effective income tax rate was lower than the statutory rate of 21% due primarily to the non-deductible portion of the Desktop goodwill impairment charge and unbenefited losses related to other investment impairments, partially offset by a revaluation of net operating loss deferred taxes due to the Coronavirus Aid, Relief, and Economic Security Act.

Net loss attributable to noncontrolling interests

	Three Months Ended March 31,
	2021	$ Change	% Change	2020
	(Dollars in thousands)
Net loss attributable to noncontrolling interests	$(227)	$2,145	(90)%	$(2,372)
Net loss attributable to noncontrolling interests in 2021 and 2020 primarily represents the publicly-held interest in Angi Inc.'s earnings.

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
The following table reconciles net earnings (loss) attributable to IAC shareholders to operating loss to Adjusted EBITDA:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Net earnings (loss) attributable to IAC shareholders	$329,128	$(328,199)
Add back:
Net loss attributable to noncontrolling interests	(227)	(2,372)
Income tax provision (benefit)	48,782	(41,432)
Other (income) expense, net	(13,650)	57,448
Unrealized gain on investment in MGM Resorts International	(382,540)	—
Interest expense	6,680	2,217
Operating loss	(11,827)	(312,338)
Add back:
Stock-based compensation expense	22,702	37,181
Depreciation	19,301	15,492
Amortization of intangibles	18,726	45,759
Acquisition-related contingent consideration fair value adjustments	—	(6,282)
Goodwill impairment	—	211,973
Adjusted EBITDA	$48,902	$(8,215)
For a reconciliation of operating (loss) income to Adjusted EBITDA for the Company's reportable segments, see "Note 8—Segment Information" to the financial statements included in "Item 1—Consolidated and Combined Financial Statements."

Non-Cash Expenses That Are Excluded From Our Non-GAAP Measure
Stock-based compensation expense consists of expense associated with awards that were granted under various IAC stock and annual incentive plans and expense related to awards issued by certain subsidiaries of the Company. These expenses are not paid in cash and we view the economic costs of stock-based awards to be the dilution to our share base; we also include the related shares in our fully diluted shares outstanding for GAAP earnings per share using the treasury stock method. The Company is currently settling all stock-based awards on a net basis; IAC remits the required tax-withholding amounts for net-settled awards from its current funds.
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

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Position

	March 31, 2021	December 31, 2020
	(In thousands)
Angi Inc. cash and cash equivalents and marketable debt securities:
United States	$756,860	$793,679
All other countries	20,181	19,026
Total cash and cash equivalents	777,041	812,705
Marketable debt securities (United States)	—	49,995
Total Angi Inc. cash and cash equivalents and marketable debt securities	777,041	862,700

Vimeo cash and cash equivalents:
United States	313,433	107,018
All other countries	2,872	2,993
Total Vimeo cash and cash equivalents	316,305	110,011

IAC (excluding Angi Inc. and Vimeo) cash and cash equivalents and marketable debt securities:
United States	2,751,169	2,466,404
All other countries	71,033	87,068
Total cash and cash equivalents	2,822,202	2,553,472
Marketable debt securities (United States)	—	174,984
Total IAC (excluding Angi Inc. and Vimeo) cash and cash equivalents and marketable debt securities	2,822,202	2,728,456

Total cash and cash equivalents and marketable debt securities	$3,915,548	$3,701,167

Long-term debt:
ANGI Group Senior Notes	$500,000	$500,000
ANGI Group Term Loan	213,125	220,000
Total long-term debt	713,125	720,000
Less: unamortized debt issuance costs	7,138	7,723
Total long-term debt, net	$705,987	$712,277
The Company's international cash can be repatriated without significant tax consequences.
For a detailed description of long-term debt, see "Note 5—Long-term Debt" to the financial statements included in "Item 1. Consolidated and Combined Financial Statements." As of May 6, 2021, the outstanding balance of the ANGI Group Term Loan of $213.1 million was repaid in its entirety.

Cash Flow Information
In summary, IAC's cash flows are as follows:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Net cash provided by (used in)
Operating activities	$53,872	$39,171
Investing activities	$205,019	$(518,610)
Financing activities	$194,413	$1,671,816
Net cash provided by operating activities consists of earnings adjusted for non-cash items, the effect of changes in working capital and acquisition-related contingent consideration payments (to the extent greater than the liability initially recognized at the time of acquisition). Non-cash adjustments include the unrealized gain on the investment in MGM, goodwill impairment, net (gains) losses on equity securities, deferred income taxes, amortization of intangibles, stock-based compensation expense, provision for credit losses, and depreciation.
2021
Adjustments to earnings consist primarily of $382.5 million of unrealized gain on the investment in MGM, partially offset by $47.2 million of deferred income taxes, $22.7 million of stock-based compensation expense, $19.4 million of provision for credit losses, $19.3 million of depreciation, and $18.7 million of amortization of intangibles. The decrease from changes in working capital primarily consists of an increase in accounts receivable of $42.8 million and a decrease in accounts payable and other liabilities of $8.5 million, partially offset by an increase in deferred revenue of $28.3 million and a decrease in other assets of $11.7 million. The increase in accounts receivable is due primarily to revenue growth at Angi Inc. and the timing of cash receipts at Mosaic. The decrease in accounts payable and other liabilities is due, in part, to a decrease in accrued employee compensation related to the payment of 2020 cash bonuses in 2021 and payment of commissions, partially offset by an increase in accrued advertising and related payables at Angi Inc. The increase in deferred revenue is due primarily to growth in subscription sales at Care.com and Vimeo. The decrease in other assets is due primarily to decreases in capitalized downloadable search toolbar costs at Search and prepaid hosting services at Corporate and Angi Inc.
Net cash provided by investing activities includes maturities of marketable debt securities of $225.0 million, partially offset by capital expenditures of $20.4 million, primarily related to investments in capitalized software at Angi Inc. to support its products and services, and purchases of long-term investments of $7.2 million, primarily related to Turo.
Net cash provided by financing activities includes $299.8 million of net proceeds from the issuance of 9.0 million shares of Vimeo Class A voting stock, partially offset by $48.2 million for withholding taxes paid on behalf of Angi Inc. employees for stock-based awards that were net settled, $23.0 million for withholding taxes paid on behalf of IAC employees for stock-based awards that were net settled, $22.9 million for the purchase of redeemable noncontrolling interests, $6.9 million for the prepayment of the ANGI Group Term Loan required quarterly payment that was otherwise due in the first quarter of 2022, $4.9 million for the repurchase of 0.4 million shares of Angi Inc. Class A common stock, on a settlement date basis, at an average price of $11.85 per share, and $1.4 million of debt issuance costs related to the Vimeo Credit Facility.

2020
Adjustments to earnings consist primarily of a $212.0 million goodwill impairment, $51.5 million of impairments of certain equity securities without readily determinable fair values, $45.8 million of amortization of intangibles, including impairments of $21.4 million, $37.2 million of stock-based compensation expense, $19.9 million of provision for credit losses, and $15.5 million of depreciation, partially offset by $13.8 million of deferred income taxes. The deferred income tax benefit primarily relates to the net operating loss created in the first quarter, the tax benefit on intangible and goodwill impairments, and deferred taxes resulting from a true-up of a state tax rate, partially offset by adjustments pursuant to the Coronavirus Aid, Relief, and Economic Security Act. The decrease from changes in working capital primarily consists of an increase in accounts receivable of $27.2 million, and a decrease in accounts payable and other liabilities of $8.0 million, partially offset by an increase in deferred revenue of $24.7 million. The increase in accounts receivable is primarily due to revenue growth at Angi Inc. The decrease in accounts payable and other liabilities is due, in part, to a decrease in accrued employee compensation mainly related to the payment of 2019 cash bonuses in 2020, partially offset by an increase in accrued advertising and related payables at Angi Inc. The increase in deferred revenue is due primarily to growth in subscription sales at Vimeo and Care.com.
Net cash used in investing activities includes cash used for acquisitions and investments of $532.9 million, principally related to the Care.com acquisition, and capital expenditures of $14.8 million, primarily related to investments at Angi Inc. in the development of capitalized software to support its products and services, and leasehold improvements, partially offset by a decrease in notes receivable—related party of $27.7 million.
Net cash provided by financing activities includes cash transfers of $1.7 billion from IAC pursuant to IAC's centrally managed U.S. treasury function, partially offset by $38.5 million for the repurchase of 5.2 million shares of Angi Inc. common stock, on a settlement date basis, at an average price of $7.43 per share, $3.4 million in principal payments on the ANGI Group Term Loan, and $3.2 million for withholding taxes paid on behalf of Angi Inc. employees for stock-based awards that were net settled.
Liquidity and Capital Resources
Financing Arrangements
The outstanding balance of the ANGI Group Term Loan as of March 31, 2021 was $213.1 million and bore interest at LIBOR plus 2.00%, or 2.10%. As of May 6, 2021, the outstanding balance of the ANGI Group Term Loan was repaid its entirety.
The ANGI Group Revolving Facility expires on November 5, 2023. At March 31, 2021 and December 31, 2020, there were no outstanding borrowings under the ANGI Group Revolving Facility. The commitment fee, which is based on ANGI Group's consolidated net leverage ratio most recently reported and the average daily dollar amount of the available revolving commitments, was 35 basis points at March 31, 2021. Borrowings under the ANGI Group Revolving Facility bear interest, at ANGI Group's option, at either a base rate or LIBOR, in each case plus an applicable margin, which is determined based on ANGI Group's consolidated net leverage ratio.
The ANGI Group Credit Agreement contains covenants that would limit ANGI Group's ability to pay dividends or make distributions in the event a default has occurred or if ANGI Group's consolidated net leverage ratio (as defined in the ANGI Group Credit Agreement) exceeds 4.25 to 1.0. There were no such limitations at March 31, 2021. Any borrowings under the ANGI Group Credit Agreement are guaranteed by ANGI Group's wholly-owned material domestic subsidiaries and are secured by substantially all assets of ANGI Group and the guarantors, subject to certain exceptions.
On February 12, 2021, Vimeo entered into a $100 million revolving credit facility, which expires on February 12, 2026. Any borrowings under the Vimeo Credit Facility are guaranteed by Vimeo's wholly-owned material domestic subsidiaries, if any, and are secured by substantially all assets of Vimeo and any guarantors, subject to certain exceptions. The commitment fee, which is based on the consolidated net leverage ratio most recently reported and the average daily dollar amount of the available revolving commitment, was 20 basis points at March 31, 2021. Any borrowings under the Vimeo Credit Facility would bear interest, at Vimeo's option, at either a base rate or LIBOR, in each case plus an applicable margin, which is determined by reference to a pricing grid based on Vimeo's consolidated net leverage ratio. At March 31, 2021, there were no outstanding borrowings under the Vimeo Credit Facility.
Share Repurchase Authorizations and Activity
At March 31, 2021 IAC has 8.0 million shares remaining in its share repurchase authorization.

During the three months ended March 31, 2021, Angi Inc. repurchased 0.4 million shares of its Class A common stock, on a trade date basis, at an average price of $11.85 per share, or $4.9 million in aggregate. Angi Inc. has 18.9 million shares remaining in its share repurchase authorization as of March 31, 2021.
IAC and Angi Inc. may purchase their shares over an indefinite period of time on the open market and in privately negotiated transactions, depending on those factors management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.
Outstanding Stock-based Awards
IAC and Angi Inc. may settle stock options, stock settled stock appreciation rights, restricted stock units ("RSUs") and restricted stock on a gross or a net basis based upon factors deemed relevant at the time. To the extent that equity awards are settled on a net basis, the holders of the awards receive shares of IAC or Angi Inc., as applicable, with a value equal to the fair value of the award on the vest date for RSUs and restricted stock and with a value equal to the intrinsic value of the award upon exercise for stock options or stock settled appreciation rights less, in each case, an amount equal to the required cash tax withholding payment, which will be paid by IAC or Angi Inc., as applicable, on the employee's behalf. All awards are being settled currently on a net basis.
Certain previously issued Angi Inc. stock appreciation rights are settleable in either shares of Angi Inc. common stock or shares of IAC common stock at IAC's option. If settled in IAC common stock, Angi Inc. reimburses IAC in shares of Angi Inc.'s common stock.
The following table summarizes (i) the aggregate intrinsic value of IAC options, Angi Inc. options, Angi Inc. stock settled stock appreciation rights, IAC and Angi Inc. non-publicly traded subsidiary denominated stock settled stock appreciation rights and (ii) the aggregate fair value (based on stock prices as of April 30, 2021) of IAC and Angi Inc. RSUs and IAC restricted stock outstanding as of that date; assuming these awards were net settled on that date, the withholding taxes that would be paid by the Company on behalf of employees upon exercise or vesting that would be payable (assuming these equity awards are net settled with a 50% tax rate), and the shares that would have been issued are as follows:

	Aggregate intrinsic value / fair value of awards outstanding	Estimated withholding taxes payable on vested shares and shares that will vest by March 31, 2022	Estimated withholding taxes payable on shares that will vest after March 31, 2022	Estimated IAC shares to be issued
	(In thousands)
IAC
Stock settled appreciation rights denominated in shares of certain non-publicly traded IAC subsidiaries other than Angi Inc. subsidiaries(a)(b)	$38,887	$13,185	$6,259	77
IAC denominated stock options(c)	889,777	444,889	—	1,755
IAC RSUs(d)	325,703	26,549	127,374	678
IAC restricted stock(e)	643,491	—	321,745	1,269
Total IAC outstanding employee stock-based awards	1,897,858	484,623	455,378	3,779

Angi Inc.
Angi Inc. stock appreciation rights	15,283	7,642	—	See footnote (g) below
Other Angi Inc. equity awards(a)(f)	167,304	20,424	62,008	See footnote (g) below
Total Angi Inc. outstanding employee stock-based awards	182,587	28,066	62,008
Total outstanding employee stock-based awards	$2,080,445	$512,689	$517,386
_______________
(a)    The number of shares ultimately needed to settle these awards and the cash withholding tax obligation may vary significantly as a result of the determination of the fair value of the relevant subsidiary at the time of exercise. In addition, the number of shares required to settle these awards will be impacted by movement in the stock price of IAC.

(b)    Excludes the aggregate intrinsic value/fair value of Vimeo stock settled stock appreciation rights and RSUs. The aggregate intrinsic value/fair value of Vimeo outstanding awards as of April 30, 2021, assuming a per share price of $35.35, which is equal to the per share price of Vimeo based upon a $5.7 billion pre-money valuation, is $453.7 million. Of this amount, $154.3 million is attributable to currently vested awards. After the Spin-off, these awards will be settled in shares of SpinCo common stock. Vimeo management currently plans to require individual award holders to pay his or her share of the withholding tax obligation, which he or she will generally be able to do by selling SpinCo common shares (including a portion of the shares received in connection with the applicable exercise).
(c)    The Company has the discretion to settle these awards net of withholding tax and exercise price (which is represented in the table above) or settle on a gross basis and require the award holder to pay its share of the withholding tax, which he or she may do so by selling IAC common shares. Assuming all IAC stock options outstanding on April 30, 2021 were settled on a gross basis, i.e., through the issuance of a number of IAC common shares equal to the number of stock options exercised, the Company would have issued 3.8 million common shares and would have received $80.9 million in cash proceeds.
Upon completion of the Spin-off, each option to purchase shares of IAC common stock will convert into one option to purchase shares of IAC common stock and a number of options to purchase shares of SpinCo common stock equal to the spin-off ratio, with the option exercise prices based on (i) the value of IAC common stock prior to the Spin-off and (ii) the value of IAC common stock and the value of SpinCo common stock after giving effect to the Spin-off. Based upon (i) the number of IAC options outstanding on April 30, 2021; (ii) the closing stock price of IAC on April 30, 2021 of $253.47 per share; and (iii) the per share price of Vimeo common stock of $35.35 per share (from the equity raise in January 2021 at the $5.7 billion pre-money valuation), approximately $100 million of this withholding obligation would relate to SpinCo options that will be issued in the transaction. This estimate is preliminary and will ultimately depend upon (i) the number of IAC options outstanding immediately prior to the Spin-off; (ii) the value of IAC common stock prior to the Spin-off; and (iii) the value of IAC common stock and the value of SpinCo common stock after giving effect to the Spin-off.
(d)    Approximately 85% of the estimated withholding taxes payable on shares that will vest after March 31, 2022 is related to awards that are scheduled to cliff vest on the five-year anniversary of the grant date in 2025.
(e)    On November 5, 2020, the Company granted 3.0 million shares of IAC restricted common stock to its CEO, that cliff vest on the ten-year anniversary of the grant date based on satisfaction of IAC's stock price targets and continued employment through the vesting date.
(f)    Includes stock options, RSUs and subsidiary denominated equity.
(g)    Pursuant to the employee matters agreement between IAC and Angi Inc., certain stock appreciation rights of Angi, Inc. and equity awards denominated in shares of Angi Inc.'s subsidiaries may be settled in either shares of Angi Inc. common stock or IAC common stock. To the extent shares of IAC common stock are issued in settlement of these awards, Angi Inc. is obligated to reimburse IAC for the cost of those shares by issuing shares of Angi Inc. common stock.
Capital Expenditures
The Company anticipates that it will need to make capital expenditures in connection with the development and expansion of its operations. The Company's 2021 capital expenditures are expected to be higher than 2020 capital expenditures of $61.6 million by approximately 60% to 70%, due primarily to increased investments in capitalized software to support the development of products and services at Angi Inc. and payments related to the purchase of a 50% interest in an aircraft at Corporate, the final payment for which is expected to be made in the third quarter of 2021.
Liquidity Assessment
As of March 31, 2021, the Company's consolidated cash and cash equivalents was $3.9 billion, of which $777.0 million and $316.3 million was held by Angi Inc. and Vimeo, respectively. The cash and cash equivalents held at Vimeo will be included in the Spin-off and IAC will not retain any portion thereof. The Company's outstanding debt of $713.1 million is a liability of Angi Inc., of which $213.1 million, representing the full outstanding balance of the ANGI Group Term Loan, was repaid in its entirety as of May 6, 2021. The Company generated $53.9 million of operating cash flows for the three months ended March 31, 2021, of which $15.3 million and $0.9 million was generated by Angi Inc. and Vimeo, respectively. Angi Inc. is a separate and distinct legal entity with its own public shareholders and board of directors and has no obligation to provide the Company with funds. As a result, the Company cannot freely access the cash of Angi Inc. and its subsidiaries.
The Company believes its existing cash and cash equivalents and expected positive cash flows generated from operations will be sufficient to fund its normal operating requirements, including capital expenditures, debt service, the payment of withholding taxes paid on behalf of employees for net-settled stock-based awards, and investing and other commitments for the foreseeable future.

The Company's liquidity could be negatively affected by a decrease in demand for our products and services due to COVID-19 or other factors. As described in the "COVID-19 Update and Impairments" section above, to date, the COVID-19 outbreak and measures designed to curb its spread have had an adverse impact on certain of the Company's businesses. The longer the global outbreak and measures designed to curb the spread of the COVID-19 outbreak have adverse impacts on economic conditions generally, the greater the adverse impact is likely to be on the Company's business, financial condition and results of operations. The Company's capital structure could limit its ability to: (i) obtain additional financing to fund working capital needs, acquisitions, capital expenditures, debt service or other requirements; and (ii) use operating cash flow to make acquisitions or capital expenditures, or invest in other areas, such as developing business opportunities. The Company's ability to obtain additional financing could also be impacted by any disruptions in the financial markets caused by COVID-19 or otherwise. The Company may need to raise additional capital through future debt or equity financing to make additional acquisitions and investments. Additional financing may not be available on terms favorable to the Company or at all.

CONTRACTUAL OBLIGATIONS
AS OF MARCH 31, 2021

	Payments Due by Period
Contractual Obligations(a)	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years	Total
	(In thousands)
Long-term debt(b)	$23,461	$259,233	$38,750	$548,438	$869,882
Operating leases(c)	39,321	75,548	60,528	220,792	396,189
Purchase obligations(d)	85,314	46,339	—	—	131,653
Total contractual obligations	$148,096	$381,120	$99,278	$769,230	$1,397,724
_______________________________________________________________________________
(a)The Company has excluded $21.4 million in unrecognized tax benefits and related interest from the table above as we are unable to make a reasonably reliable estimate of the period in which these liabilities might be paid. For additional information on income taxes, see "Note 2—Income Taxes" to the financial statements included in "Item 1—Consolidated and Combined Financial Statements."
(b)Long-term debt at March 31, 2021 consists of $500.0 million of ANGI Group Senior Notes, which bear interest at a fixed rate of 3.875%, and $213.1 million of the ANGI Group Term Loan, which bears interest at a variable rate. The ANGI Group Term Loan bore interest at LIBOR plus 2.00%, or 2.10%, at March 31, 2021. The amount of interest ultimately paid on the variable rate debt may differ based on changes in interest rates. As of May 6, 2021, the outstanding balance of the ANGI Group Term Loan was repaid in its entirety. For additional information on long-term debt, see "Note 5—Long-term Debt" to the financial statements included in "Item 1—Consolidated and Combined Financial Statements."
(c)The Company leases land, office space, data center facilities and equipment used in connection with operations under various operating leases, the majority of which contain escalation clauses. The Company is also committed to pay a portion of the related operating expenses under certain lease agreements. These operating expenses are not included in the table above.
(d)The purchase obligations primarily consist of payments for cloud computing arrangements, a remaining payment of $13.1 million related to a 50% interest in a corporate aircraft, and advertising commitments.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
At March 31, 2021, there have been no material changes to the Company's instruments or positions that are sensitive to market risk since the disclosure for the year ended December 31, 2020 included in our Annual Report on Form 10-K, other than the Company's long-term investment in MGM described below.
Equity Price Risk
During the second and third quarters of 2020, the Company purchased a total of 59.0 million shares of MGM. The Company's results of operations and financial condition can be materially impacted by increases or decreases in the price of MGM common shares, which are traded on the New York Stock Exchange on the last trading day in the reporting period. The Company recorded an unrealized pre-tax gain of $382.5 million for the three months ended March 31, 2021. The carrying value of the Company's investment in MGM was $2.2 billion and $1.9 billion at March 31, 2021 and December 31, 2020, respectively, which are approximately 23% and 20% of IAC's consolidated total assets.

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company monitors and evaluates on an ongoing basis its disclosure controls and procedures and internal control over financial reporting in order to improve their overall effectiveness. In the course of these evaluations, the Company modifies and refines its internal processes as conditions warrant.
Changes in Internal Control Over Financial Reporting
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
There were no changes to our internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On October 9, 2018, the defendants filed a motion to dismiss the complaint on various grounds, including that the 2017 valuation of Tinder by the investment banks was an expert determination any challenge to which is both time-barred under applicable law and available only on narrow substantive grounds that the plaintiffs have not pleaded in their complaint; the plaintiffs opposed the motion. On June 13, 2019, the court issued a decision and order: (i) granting the motion to dismiss the claims for breach of the implied covenant of good faith and fair dealing and for unjust enrichment, (ii) granting the motion to dismiss the merger-related claim for breach of contract as to two of the remaining six plaintiffs, and (iii) otherwise denying the motion to dismiss. On June 21, 2019, the defendants filed a notice of appeal from the trial court's partial denial of their motion to dismiss, and the parties thereafter briefed the appeal. On October 29, 2019, the Appellate Division, First Department, issued an order affirming the lower court's decision. On November 22, 2019, the defendants filed a motion for reargument or, in the alternative, leave to appeal the Appellate Division's order to the New York Court of Appeals; the plaintiffs opposed the motion. On May 21, 2020, the Appellate Division issued an order: (i) granting the defendants' motion for reargument, vacating its prior decision, and replacing it with a new decision that affirmed the lower court's decision on different grounds, and (ii) denying the defendants' motion for leave to appeal the initial (and now vacated) decision to the Court of Appeals, without prejudice to the defendants' filing a motion for leave to appeal the new decision to the Court of Appeals. On June 5, 2020, the defendants filed a motion for leave to appeal the Appellate Division's May 21 decision to the Court of Appeals; the plaintiffs opposed the motion. On July 24, 2020, the Appellate Division issued an order denying the motion.
On June 3, 2019, the defendants filed a second motion to dismiss and for other relief based upon certain provisions of the plaintiffs’ agreement with a litigation funding firm; the plaintiffs opposed the motion and, on April 14, 2021, filed a supplemental opposition to the motion. The parties are currently supplementing their briefing on that motion, which remains pending.

On July 15, 2019, the defendants filed an answer denying the material allegations of the complaint, as well as counterclaims against former Tinder CEO Sean Rad for breach of contract and unjust enrichment based upon his alleged misappropriation of confidential company information. On September 13, 2019, the defendants filed an amended answer and counterclaims, adding claims based on Rad's alleged unauthorized recording of conversations with company employees. On November 21, 2019, the defendants filed a second amended answer and counterclaims, adding claims based on Rad's alleged unauthorized destruction of company information and breach of his non-solicitation obligations. On January 30, 2020, the parties participated in a mediation that did not result in the resolution of the matter. Fact discovery in the case is substantially complete and expert discovery is under way.
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
In the California arbitration, on December 8, 2020, the claimants filed a motion to stay the proceedings in favor of the New York lawsuit; the respondents opposed the motion. On December 22, 2020, the respondents requested permission to file a motion for summary judgment on the claims arising out of the merger of Tinder into Match Group; the claimants opposed the request. On January 28, 2021, the arbitrator issued a decision and order: (i) denying the claimants' motion to stay the proceedings, (ii) granting the respondents' request to file a motion for summary judgment on the merger claims, provided that the motion await the close of fact discovery in the New York lawsuit, and (iii) setting a provisional hearing date of February 7, 2022. On April 30, 2021, the respondents filed a motion for summary judgment dismissing the claimants' merger claims.
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
Shareholder Litigation Arising Out of the MTCH Separation
On June 24, 2020, a shareholder class action and derivative lawsuit was filed in Delaware state court against then IAC/InterActiveCorp (now Match Group, Inc.), then IAC Holdings, Inc. (now IAC/InterActiveCorp), IAC's Chairman and Senior Executive, Barry Diller, former Match Group (as a nominal defendant only), and the ten members of former Match Group's Board of Directors at the time of the MTCH Separation, challenging, on behalf of a putative class of then Match Group public shareholders, the agreed-upon terms of the MTCH Separation. See David Newman v. IAC/InterActiveCorp et al., No. 2020-0505 (Delaware Chancery Court). The gravamen of the complaint is that the terms of the MTCH Separation are unfair to former Match Group and unduly beneficial to IAC as a result of undue influence by IAC and Mr. Diller over the then Match Group directors who unanimously approved the transaction. The complaint asserts direct and derivative claims for: (i) breach of fiduciary duty against IAC and Mr. Diller as former controlling shareholders of Match Group, (ii) breach of fiduciary duty against the Match Group directors who unanimously approved the MTCH Separation, (iii) breach of contract (i.e., a provision of former Match Group's charter), (iv) breach of the implied covenant of good faith and fair dealing, and (v) tortious interference with contract against IAC. The complaint seeks various declarations and damages in an unspecified amount. On September 24, 2020, the defendants filed motions to dismiss the complaint.
On January 8, 2021, instead of responding to the motions to dismiss, the plaintiff, joined by another plaintiff, Boilermakers National Annuity Trust, filed an amended complaint. In addition, on January 7, 2021, another complaint challenging the MTCH Separation was filed against substantially the same defendants in the same court. See Construction Industry & Laborers Joint Pension Trust for Southern Nevada Plan A v. IAC/InterActiveCorp et al. (Delaware Chancery Court). The two cases have been consolidated under the caption In re Match Group, Inc. Derivative Litigation, No. 2020-0505. On March 15, 2021, the court issued an order appointing Construction Industry and Laborers Joint Pension Trust for Southern Nevada Plan A as lead plaintiff in the litigation and directing it to file a consolidated complaint by April 14, 2021, and on that date the lead plaintiff filed the consolidated complaint.

IAC believes that the allegations in this litigation are without merit and will continue to defend vigorously against them.
Shareholder Litigation Regarding the Spin-off
On January 22, 2021, a putative shareholder class action was filed in New York state court against IAC and the members of IAC's board of directors. See Dean Drulias v. Joseph Levin et al., No. 650504/2021 (Supreme Court, New York County). The gravamen of the complaint is that IAC’s proposed Spin-off is being driven by IAC's controlling shareholder, Chairman and Senior Executive, Barry Diller, allegedly in order to: (i) generate additional cash for IAC to invest in the gaming industry, (ii) decrease IAC's stock price to facilitate additional share purchases by Mr. Diller and (iii) generate additional cash for Mr. Diller without diluting his controlling interest in IAC. The complaint asserts claims under Delaware law against IAC's board of directors for breach of fiduciary duty on account of its approval of the Spin-off and against IAC and its board of directors for their respective failures to include certain allegedly material information in the Company's proxy materials related to the proposed transaction. The complaint seeks damages in an unspecified amount, as well as an order requiring the Company to include additional disclosures in the proxy materials related to the proposed transaction. On March 22, 2021, the defendants filed a motion to dismiss the complaint and to stay discovery pending resolution of the motion.
On April 13, 2021, the plaintiff filed an amended complaint. On April 15, 2021, the plaintiff filed a motion for a preliminary injunction to stop the IAC stockholder vote on the Spin-off from taking place as scheduled; the defendants opposed the motion. On April 23, 2021, the court issued a decision and order denying the motion.
IAC believes that the allegations in this lawsuit are without merit and will defend vigorously against them.
Item 1A.    Risk Factors
Cautionary Statement Regarding Forward-Looking Information
This quarterly report on Form 10-Q contains "forward‑looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The use of words such as "anticipates," "estimates," "expects," "plans" and "believes," among others, generally identify forward-looking statements. These forward-looking statements include, among others, statements relating to: IAC's future financial performance, IAC's business prospects and strategy, anticipated trends and prospects in the industries in which IAC's businesses operate and other similar matters. These forward-looking statements are based on IAC management's expectations and assumptions about future events as of the date of this quarterly report, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict.

Actual results could differ materially from those contained in these forward-looking statements for a variety of reasons, including, among others: (i) our ability to market our products and services in a successful and cost-effective manner, (ii) the display of links to websites offering our products and services in a prominent manner in search results, (iii) changes in our relationship with (or policies implemented by) Google, (iv) our continued ability to market, distribute and monetize our products and services through search engines, digital app stores and social media platforms, (v) the failure or delay of the markets and industries in which our businesses operate to migrate online and the continued growth and acceptance of online products and services as effective alternatives to traditional products and services, (vi) our continued ability to develop and monetize versions of our products and services for mobile and other digital devices, (vii) our ability to establish and maintain relationships with quality and trustworthy service professionals and caregivers, (viii) the ability of Angi Inc. to successfully implement its brand integration initiative (which could involve substantial costs, including as a result of a continued negative impact on its organic search placement) and expand Angi Services (its pre-priced offering), (ix) our ability to engage directly with users, subscribers, consumers, service professionals and caregivers directly on a timely basis, (x) our ability to access, collect and use personal data about our users and subscribers, (xi) the ability of our Chairman and Senior Executive, certain members of his family and our Chief Executive Officer to exercise significant influence over the composition of our board of directors, matters subject to stockholder approval and our operations, (xii) our inability to freely access the cash of Angi Inc. and its subsidiaries, (xiii) dilution with respect to our investment in Angi Inc., (xiv) certain risks relating to our Vimeo business (its total addressable market may be smaller than expected, it may not have the right product/market fit, its ability to convert free users into subscribers, its ability to scale its business effectively, service interruptions and increased hosting and delivery costs), (xv) our ability to compete, (xvi) adverse economic events or trends (particularly those that adversely impact advertising spending levels and consumer confidence and spending behavior), either generally and/or in any of the markets in which our businesses operate, (xvii) our ability to build, maintain and/or enhance our various brands, (xviii) the impact of the COVID-19 outbreak on our businesses, (xix) our ability to protect our systems, technology and infrastructure from cyberattacks and to protect personal and confidential user information, as well as cyberattacks experienced by third parties, (xx) the occurrence of data security breaches and/or fraud, (xxi) increased liabilities and costs related to the processing, storage, use and disclosure of personal and confidential user information, (xxii) the integrity, quality, efficiency and scalability of our systems, technology and infrastructure (and those of third parties with whom we do business), (xxiii) changes in key personnel and (xxiv) certain risks related to the Spin-off (the market price of IAC securities could decline if the Spin-off is not completed, some or all of the expected benefits from the Spin-off may not be achieved, increased vulnerability to changing market conditions as a smaller, less diversified company following the completion of the Spin-off, the failure of the Spin-off to qualify as a transaction generally tax-free for U.S. federal income tax purposes, certain conflicts of interest, the value of IAC and Vimeo securities following the Spin-off might be less than the value of IAC securities before the completion of the Spin-off and decreases in the market price of IAC securities following the completion of the Spin-off for a variety of reasons, among other risks).
Certain of these and other risks and uncertainties are discussed in our filings with the SEC, including under the captions "Risks Relating to IAC Securities and SpinCo Securities Following the Spin-off," "Risks Relating to IAC's Business Following the Spin-off," "General Risk Factors" and "Risks Related to SpinCo and the Vimeo Business Following the Spin-off" in the Registration Statement on Form S-4 (Registration No. 333-251656), as amended, and Part I-Item 1A-Risk Factors of our Annual Report on 10-K for the fiscal year ended December 31, 2020. Other unknown or unpredictable factors that could also adversely affect IAC's business, financial condition and operating results may arise from time to time. In light of these risks and uncertainties, the forward-looking statements discussed in this quarterly report may not prove to be accurate. Accordingly, you should not place undue reliance on these forward-looking statements, which only reflect the views of IAC management as of the date of this quarterly report. IAC does not undertake to update these forward-looking statements.
Risk Factors
In addition to the risk factors below and the other information set forth in this quarterly report , you should carefully consider the risk factors discussed under the captions "Risks Relating to IAC Securities and SpinCo Securities Following the Spin-off," "Risks Relating to IAC's Business Following the Spin-off," "General Risk Factors" and "Risks Related to SpinCo and the Vimeo Business Following the Spin-off" in the Registration Statement on Form S-4 (Registration No. 333-251656), as amended, and Part I-Item 1A-Risk Factors of our Annual Report on 10-K for the fiscal year ended December 31, 2020, which could materially and adversely affect IAC's business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect IAC's business, financial condition and/or operating results.

Certain of our businesses depend upon arrangements with Google.
A meaningful portion of our consolidated revenue (and a substantial portion of our net cash from operations that we can freely access) is attributable to a services agreement with Google. Pursuant to this agreement, we display and syndicate paid listings provided by Google in response to search queries generated through the businesses within our Search segment. In exchange for making our search traffic available to Google, we receive a share of the revenue generated by the paid listings supplied to us, as well as certain other search related services. Our agreement with Google expires on March 31, 2023; provided, however, that only in September of each year, we or Google may, after discussion with the other party, terminate the services agreement, effective on September 30 of the year following the year such notice is given. In addition, we earn certain other advertising revenue from Google that is not attributable to the services agreement.
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
Our services agreement with Google also requires that we comply with certain guidelines for the use of Google brands and services, including the Chrome browser and Chrome Web Store. These guidelines govern which of our products and applications may access Google services or be distributed through its Chrome Web Store, and the manner in which Google’s paid listings are displayed within search results across various third-party platforms and products (including our properties). Our services agreement also requires that we establish guidelines to govern certain activities of third parties to whom we syndicate paid listings, including the manner in which these parties drive search traffic to their websites and display paid listings. Google may generally unilaterally update its policies and guidelines without advance notice, whether under the services agreement or otherwise, which could in turn require modifications to, or prohibit and/or render obsolete certain of our products, services and/or business practices, which could be costly to address or otherwise adversely affect our business, financial condition and results of operations. Noncompliance with Google’s guidelines by us or the third parties to whom we are permitted to syndicate paid listings or through which we secure distribution arrangements for the businesses within our Search segment could result in the suspension of some or all Google services to us (and/or the websites of our third-party partners) and/or the termination of our services agreement by Google. Google has, in the past, made policy changes generally and under the services agreement, which had a negative impact on the results of operations of our Desktop business-to-consumer ("B2C") business, and may do so in the future. In addition, in the last quarter of 2020, Google suspended services with respect to some of our Desktop B2C products and may take continued or further action with respect to our products and businesses in the future. As a result, our Desktop B2C business elected to modify certain marketing strategies in early January 2021. Subsequently, Google informed us of another policy change in the first quarter of 2021 that is scheduled to go into effect on May 10, 2021. This Google policy change may eliminate our ability to successfully introduce and market new Desktop B2C products that would be profitable at scale. Therefore, our Desktop B2C business substantially reduced marketing in early March 2021 and effectively eliminated all marketing of its products by the end of the first quarter of 2021. This reduction in marketing will positively impact the profitability of (but will substantially reduce revenue attributable to) our Desktop B2C business in 2021. Beyond 2021, revenue attributable to the installed base of Desktop B2C products will decline precipitously. In response, our Desktop B2C business has undertaken cost reduction measures to maintain a very modest level of profitability.

The termination of our services agreement by Google, the further curtailment of our rights under the services agreement (including the failure to allow our products to access Google services, whether pursuant to the terms thereof or otherwise), the failure of Google to perform its obligations under the agreement and/or additional policy changes implemented by Google under the services agreement or otherwise would have an adverse effect on our business, financial condition and results of operations. If any of these events were to occur, we may not be able to find another suitable alternate provider of paid listings (or if an alternate provider were found, the economic and other terms of the agreement and the quality of paid listings may be inferior relative to our arrangements with (and the paid listings supplied by) Google) or otherwise replace the lost revenues.
Angi Inc.'s brand integration initiative may involve substantial costs, including as a result of a continued negative impact on its organic search placement, and may not be favorably received by customers and service professionals.
On March 17, 2021, Angi Inc. updated one of its leading websites and brands, Angie’s List, to Angi, and began concentrating its marketing investment in the Angi brand in order to focus its marketing, sales and branding efforts on a single brand. Angi Inc. (and in turn, IAC) may incur substantial costs as a result of this brand integration initiative and may not be able to achieve or maintain brand name recognition or status that is comparable to the recognition and status previously enjoyed by Angie’s List, and customers and service professionals may be confused as Angi Inc. transitions and focuses on the Angi brand as against its other brands. Angi Inc. relies heavily on free and paid search engine marketing efforts to drive traffic to its properties, which has been adversely affected by this initiative. Specifically, the brand initiative has adversely affected the placement and ranking of Angi Inc. websites, particularly Angi.com, in organic search results as Angi does not have the same domain history as Angie’s List. In addition, Angi Inc. shifted marketing to support Angi, away from HomeAdvisor, which has negatively affected the efficiency of Angi Inc.'s search engine marketing efforts, and which in turn reduced revenue and increased marketing spend that is expected to result in lower profits for the quarter ending June 30, 2021. This trend is expected to continue for the remainder of 2021 (and potentially into 2022), with the most significant impact expected in the second quarter of 2021. Any or all of these impacts could continue to increase marketing costs (particularly if free traffic is replaced with paid traffic) and adversely affect the effectiveness of Angi Inc.'s marketing efforts overall (and in turn, those of IAC). Finally, as Angi Inc. aligns and focuses its organization around a single brand, Angi Inc. could experience financial and operational challenges, including a distracted salesforce and reduced service professional participation across its various product lines. Depending on market acceptance, the brand integration initiative could adversely affect the ability of Angi Inc. to attract and retain customers and service professionals, which could cause Angi Inc. (and in turn, IAC) not to realize some or all of the anticipated benefits contemplated by the brand integration initiative.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
The Company did not issue or sell any shares of its common stock or any other equity securities pursuant to unregistered transactions during the quarter ended March 31, 2021.
Issuer Purchases of Equity Securities
The Company did not purchase any shares of its common stock during the quarter ended March 31, 2021. As of that date, 8,036,226 shares of IAC common stock remained available for repurchase under the Company's previously announced June 2020 repurchase authorization. The Company may repurchase shares pursuant to this repurchase authorization over an indefinite period of time in the open market and in privately negotiated transactions, depending on those factors IAC management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.

Item 6.    Exhibits
The documents set forth below, numbered in accordance with Item 601 of Regulation S-K, are filed herewith, incorporated by reference to the location indicated or furnished herewith.

Exhibit Number	Description	Location
3.1	Restated Certificate of Incorporation of the Registrant.	Exhibit 3.1(c) to the Registrant's Form 8-K, filed on July 2, 2020.
3.2	Certificate of Designations of Series A Cumulative Preferred Stock of the Registrant.	Exhibit 3.2 to the Registrant's Form 8-K, filed on July 2, 2020.
3.3	Amended and Restated By-Laws of the Registrant.	Exhibit 3.1 to the Registrant's Form 8-K, filed on April 9, 2021.
31.1	Certification of the Chairman and Senior Executive pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act. (1)
31.2	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act. (1)
31.3	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act. (1)
32.1	Certification of the Chairman and Senior Executive pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act. (2)
32.2	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act. (2)
32.3	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act. (2)
101.INS	Inline XBRL Instance (1)	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema (1)
101.CAL	Inline XBRL Taxonomy Extension Calculation (1)
101.DEF	Inline XBRL Taxonomy Extension Definition (1)
101.LAB	Inline XBRL Taxonomy Extension Labels (1)
101.PRE	Inline XBRL Taxonomy Extension Presentation (1)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_______________________________________________________________________________
(1)Filed herewith.
(2)Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	May 7, 2021
IAC/INTERACTIVECORP

		By:	/s/ GLENN H. SCHIFFMAN
Glenn H. Schiffman
Executive Vice President and Chief Financial Officer

Signature	Title	Date

/s/ GLENN H. SCHIFFMAN	Executive Vice President and Chief Financial Officer	May 7, 2021
Glenn H. Schiffman