Form 10-Q
period 2021-06-30
IAC/InterActiveCorp
filed 2021-08-06
CIK 1800227

As filed with the Securities and Exchange Commission on August 6, 2021

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2021
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
(212) 314-7300
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of exchange on which registered
Common stock, par value $0.0001	IAC	The Nasdaq Stock Market LLC
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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of July 30, 2021, the following shares of the registrant's common stock were outstanding:

Common Stock	83,445,032
Class B common stock	5,789,499
Total	89,234,531

PART I
FINANCIAL INFORMATION
Item 1.    Consolidated and Combined Financial Statements
IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	June 30, 2021	December 31, 2020
	(In thousands, except par value amounts)
ASSETS
Cash and cash equivalents	$3,476,071	$3,366,176
Marketable securities	10,810	224,979
Accounts receivable, net	256,134	257,668
Other current assets	145,752	140,022
Current assets of discontinued operations	—	130,477
Total current assets	3,888,767	4,119,322

Building, capitalized software, leasehold improvements and equipment, net	273,555	274,930
Goodwill	1,636,822	1,660,102
Intangible assets, net	363,480	394,986
Investment in MGM Resorts International	2,517,796	1,860,158
Long-term investments	305,589	297,643
Other non-current assets	302,567	288,021
Non-current assets of discontinued operations	—	266,547
TOTAL ASSETS	$9,288,576	$9,161,709

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Accounts payable, trade	$116,230	$88,849
Deferred revenue	148,048	137,658
Accrued expenses and other current liabilities	378,398	340,406
Current liabilities of discontinued operations	—	183,988
Total current liabilities	642,676	750,901

Long-term debt, net	494,195	712,277
Income taxes payable	295	6,444
Deferred income taxes	171,800	78,789
Other long-term liabilities	210,269	227,406
Non-current liabilities of discontinued operations	—	2,972

Redeemable noncontrolling interests	24,193	231,992

Commitments and contingencies

SHAREHOLDERS' EQUITY:
Common Stock, $0.0001 par value; authorized 1,600,000 shares; 8,344 and 0 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	8	—
Class B common stock, $0.0001 par value; authorized 400,000 shares; 579 and 0 shares issued and outstanding at June 30, 2021 and December 31, 2020 , respectively	1	—
Common Stock, $0.001 par value; authorized 1,600,000 shares; 0 and 82,976 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	—	83
Class B common stock, $0.001 par value; authorized 400,000 shares; 0 and 5,789 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	—	6
Additional paid-in-capital	6,341,667	5,909,614
Retained earnings	831,489	694,042
Accumulated other comprehensive income (loss)	5,686	(6,170)
Total IAC shareholders' equity	7,178,851	6,597,575
Noncontrolling interests	566,297	553,353
Total shareholders' equity	7,745,148	7,150,928
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$9,288,576	$9,161,709

The accompanying Notes to Consolidated and Combined Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands, except per share data)
Revenue	$829,547	$659,027	$1,616,117	$1,286,243
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	250,207	155,846	471,024	316,966
Selling and marketing expense	341,035	282,645	653,573	566,162
General and administrative expense	174,711	231,753	337,871	393,070
Product development expense	61,266	46,338	122,526	93,450
Depreciation	17,112	16,502	36,298	31,936
Amortization of intangibles	13,636	23,388	30,475	66,024
Goodwill impairment	—	—	—	211,973
Total operating costs and expenses	857,967	756,472	1,651,767	1,679,581
Operating loss	(28,420)	(97,445)	(35,650)	(393,338)
Interest expense	(5,814)	(1,555)	(12,431)	(3,772)
Unrealized gain (loss) on investment in MGM Resorts International	275,098	(24,718)	657,638	(24,718)
Other income (expense), net	50,286	3,311	53,849	(54,077)
Earnings (loss) from continuing operations before income taxes	291,150	(120,407)	663,406	(475,905)
Income tax (provision) benefit	(87,825)	34,403	(141,136)	71,380
Net earnings (loss) from continuing operations	203,325	(86,004)	522,270	(404,525)
Loss from discontinued operations, net of tax	(11,787)	(8,060)	(1,831)	(20,110)
Net earnings (loss)	191,538	(94,064)	520,439	(424,635)
Net loss (earnings) attributable to noncontrolling interests	3,219	(2,053)	3,446	319
Net earnings (loss) attributable to IAC shareholders	$194,757	$(96,117)	$523,885	$(424,316)

Per share information from continuing operations:
Basic earnings (loss) per share	$2.31	$(1.04)	$5.91	$(4.75)
Diluted earnings (loss) per share	$2.14	$(1.04)	$5.49	$(4.75)

Per share information attributable to IAC Common Stock and Class B common stock shareholders:
Basic earnings (loss) per share	$2.18	$(1.13)	$5.88	$(4.98)
Diluted earnings (loss) per share	$2.02	$(1.13)	$5.47	$(4.98)

Stock-based compensation expense by function:
Cost of revenue	$22	$90	$34	$103
Selling and marketing expense	1,101	957	2,317	2,076
General and administrative expense	21,189	75,685	36,933	108,151
Product development expense	1,739	1,129	3,082	2,910
Total stock-based compensation expense	$24,051	$77,861	$42,366	$113,240
The accompanying Notes to Consolidated and Combined Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENT OF COMPREHENSIVE OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Net earnings (loss)	$191,538	$(94,064)	$520,439	$(424,635)
Other comprehensive income (loss), net of income taxes:
Change in foreign currency translation adjustment	1,803	4,166	12,820	(2,464)
Change in unrealized gains and losses on available-for-sale marketable debt securities	—	11	(2)	(1)
Total other comprehensive income (loss), net of income taxes	1,803	4,177	12,818	(2,465)
Comprehensive income (loss), net of income taxes	193,341	(89,887)	533,257	(427,100)
Components of comprehensive loss (income) attributable to noncontrolling interests:
Net loss (earnings) attributable to noncontrolling interests	3,219	(2,053)	3,446	319
Change in foreign currency translation adjustment attributable to noncontrolling interests	(260)	(22)	(951)	957
Comprehensive loss (income) attributable to noncontrolling interests	2,959	(2,075)	2,495	1,276
Comprehensive income (loss) attributable to IAC shareholders	$196,300	$(91,962)	$535,752	$(425,824)

The accompanying Notes to Consolidated and Combined Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Three and six months ended June 30, 2021
(Unaudited)

		IAC Shareholders' Equity
	Redeemable Noncontrolling Interests	Common Stock, $0.0001 par value		Class B common stock, $0.0001 par value		Common Stock, $0.001 par value		Class B common stock, $0.001 par value		Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total IAC Shareholders' Equity	Noncontrolling Interests	Total Shareholders' Equity
		$	Shares	$	Shares	$	Shares	$	Shares
		(In thousands)
Balance as of March 31, 2021	$702,841	$—	—	$—	—	$83	83,342	$6	5,789	$5,660,730	$1,023,170	$4,149	$6,688,138	$557,882	$7,246,020
Net earnings (loss)	1,382	—	—	—	—	—	—	—	—	—	194,757	—	194,757	(4,601)	190,156
Other comprehensive income, net of income taxes	9	—	—	—	—	—	—	—	—	—	—	1,505	1,505	251	1,756
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	18,620	—	—	18,620	11,478	30,098
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	—	8	—	—	—	16	—	—	(7,939)	—	—	(7,939)	—	(7,939)
Issuance of ANGI Homeservices common stock pursuant to stock-based awards, net of withholding taxes	—	—	—	—	—	—	—	—	—	(7,971)	—	(6)	(7,977)	1,287	(6,690)
Purchase of Angi Inc. treasury stock	—	—	—	—	—	—	—	—	—	(721)	—	—	(721)	—	(721)
Distribution to and purchase of noncontrolling interests	(1,147)	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Adjustment of noncontrolling interests to fair value	323,432	—	—	—	—	—	—	—	—	(323,432)	—	—	(323,432)	—	(323,432)
Recapitalization of IAC upon Vimeo spin-off	—	8	8,336	1	579	(83)	(83,358)	(6)	(5,789)	80	—	—	—	—	—
Spin-off of IAC's investment in Vimeo	—	—	—	—	—	—	—	—	—	(38)	(386,438)	38	(386,438)	—	(386,438)
Elimination of Vimeo noncontrolling interest	(1,002,324)	—	—	—	—	—	—	—	—	1,002,324	—	—	1,002,324	—	1,002,324
Other	—	—	—	—	—	—	—	—	—	14	—	—	14	—	14
Balance as of June 30, 2021	$24,193	$8	8,344	$1	579	$—	—	$—	—	$6,341,667	$831,489	$5,686	$7,178,851	$566,297	$7,745,148

Balance as of December 31, 2020	$231,992	$—	—	$—	—	$83	82,976	$6	5,789	$5,909,614	$694,042	$(6,170)	$6,597,575	$553,353	$7,150,928
Net earnings (loss)	709	—	—	—	—	—	—	—	—	—	523,885	—	523,885	(4,155)	519,730
Other comprehensive income, net of income taxes	589	—	—	—	—	—	—	—	—	—	—	11,829	11,829	362	12,191
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	39,288	—	—	39,288	14,020	53,308
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	—	8	—	—	—	382	—	—	(29,074)	—	—	(29,074)	—	(29,074)
Issuance of ANGI Homeservices common stock pursuant to stock-based awards, net of withholding taxes	—	—	—	—	—	—	—	—	—	(57,447)	—	(11)	(57,458)	2,717	(54,741)
Purchase of Angi Inc. treasury stock	—	—	—	—	—	—	—	—	—	(5,637)	—	—	(5,637)	—	(5,637)
Issuance of Vimeo common stock and creation of noncontrolling interests, net of fees	40,785	—	—	—	—	—	—	—	—	258,965	—	—	258,965	—	258,965
Distribution to and purchase of noncontrolling interests	(24,085)	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Adjustment of noncontrolling interests to fair value	776,531	—	—	—	—	—	—	—	—	(776,531)	—	—	(776,531)	—	(776,531)
Recapitalization of IAC upon Vimeo spin-off	—	8	8,336	1	579	(83)	(83,358)	(6)	(5,789)	80	—	—	—	—	—
Spin-off of IAC's investment in Vimeo	—	—	—	—	—	—	—	—	—	(38)	(386,438)	38	(386,438)	—	(386,438)
Elimination of Vimeo noncontrolling interest	(1,002,324)	—	—	—	—	—	—	—	—	1,002,324	—	—	1,002,324	—	1,002,324
Other	(4)	—	—	—	—	—	—	—	—	123	—	—	123	—	123
Balance as of June 30, 2021	$24,193	$8	8,344	$1	579	$—	—	$—	—	$6,341,667	$831,489	$5,686	$7,178,851	$566,297	$7,745,148
The accompanying Notes to Consolidated and Combined Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
COMBINED STATEMENT OF PARENT'S EQUITY AND CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Three and six months ended June 30, 2020
(Unaudited)

		IAC Shareholders' Equity
	Redeemable Noncontrolling Interests	Common Stock $0.001 par value		Class B common stock, $0.001 par value		Additional Paid-in-Capital	Invested Capital	Accumulated Other Comprehensive Loss	Total IAC Invested Equity and Shareholders' Equity	Noncontrolling Interests	Total Shareholders' Equity
		$	Shares	$	Shares
		(In thousands)
Balance as of March 31, 2020	$42,152	$—	0	$—	—	$—	$3,935,166	$(17,926)	$3,917,240	$479,612	$4,396,852
Net (loss) earnings	(173)	—	—	—	—	—	(96,117)	—	(96,117)	2,226	(93,891)
Other comprehensive (loss) income, net of income taxes	(786)	—	—	—	—	—	—	4,155	4,155	808	4,963
Stock-based compensation expense	—	—	—	—	—	—	61,502	—	61,502	18,607	80,109
Adjustment of redeemable noncontrolling interests to fair value	2,389	—	—	—	—	—	(2,389)	—	(2,389)	—	(2,389)
Issuance of Angi Inc. common stock pursuant to stock-based awards, net of withholding taxes		—	—	—	—	—	(5,748)	(10)	(5,758)	(2,461)	(8,219)
Purchase of Angi Inc. treasury stock	—	—	—	—	—	—	(15,888)	—	(15,888)	—	(15,888)
Net decrease in Old IAC's investment in IAC Holdings, Inc.	—	—	—	—	—	—	(53,123)	—	(53,123)	—	(53,123)
Cash merger consideration paid by Old IAC in connection with the Separation	—	—	—	—	—	—	837,913	—	837,913	—	837,913
Capitalization as a result of merger	—	79	79,343	6	5,789	4,661,231	(4,661,316)	—	—	—	—
Other	1	—	—	—	—	—	—	—	—	—	—
Balance as of June 30, 2020	$43,583	$79	79,343	$6	5,789	$4,661,231	$—	$(13,781)	$4,647,535	$498,792	$5,146,327

Balance as of December 31, 2019	$43,818	$—	0	$—	—	$—	$2,547,251	$(12,226)	$2,535,025	$470,121	$3,005,146
Net (loss) earnings	(1,205)	—	—	—	—	—	(424,316)	—	(424,316)	886	(423,430)
Other comprehensive loss, net of income taxes	(687)	—	—	—	—	—	—	(1,508)	(1,508)	(270)	(1,778)
Stock-based compensation expense	15	—	—	—	—	—	72,891	—	72,891	40,818	113,709
Purchase of redeemable noncontrolling interests	(3,165)	—	—	—	—	—	—	—	—	—	—
Adjustment of redeemable noncontrolling interests to fair value	4,807	—	—	—	—	—	(4,807)	—	(4,807)	—	(4,807)
Issuance of Angi Inc. common stock pursuant to stock-based awards, net of withholding taxes	—	—	—	—	—	—	1,248	(47)	1,201	(12,763)	(11,562)
Purchase of Angi Inc. treasury stock	—	—	—	—	—	—	(54,859)	—	(54,859)	—	(54,859)
Net increase in Old IAC's investment in IAC Holdings, Inc.	—	—	—	—	—	—	1,685,995	—	1,685,995	—	1,685,995
Cash merger consideration paid by Old IAC in connection with the Separation	—	—	—	—	—	—	837,913	—	837,913	—	837,913
Capitalization as a result of merger	—	79	79,343	6	5,789	4,661,231	(4,661,316)	—	—	—	—
Balance as of June 30, 2020	$43,583	$79	79,343	$6	5,789	$4,661,231	$—	$(13,781)	$4,647,535	$498,792	$5,146,327
The accompanying Notes to Consolidated and Combined Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2021	2020
	(In thousands)
Cash flows from operating activities attributable to continuing operations:
Net earnings (loss)	$520,439	$(424,635)
Less: Loss from discontinued operations, net of tax	(1,831)	(20,110)
Net earnings (loss) from continuing operations	522,270	(404,525)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities attributable to continuing operations:
Stock-based compensation expense	42,366	113,240
Amortization of intangibles	30,475	66,024
Depreciation	36,298	31,936
Provision for credit losses	42,710	40,278
Goodwill impairment	—	211,973
Deferred income taxes	143,646	(43,557)
Unrealized (gain) loss on investment in MGM Resorts International	(657,638)	24,718
(Gains) losses on investments in equity securities, net	(12,167)	51,473
Unrealized (increase) decrease in the estimated fair value of a warrant	(55,256)	1,416
Other adjustments, net	31,585	7,890
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(40,671)	(41,024)
Other assets	38,844	(10,746)
Accounts payable and other liabilities	47,797	7,054
Income taxes payable and receivable	(8,550)	(5,302)
Deferred revenue	15,276	15,450
Net cash provided by operating activities attributable to continuing operations	176,985	66,298
Cash flows from investing activities attributable to continuing operations:
Acquisitions, net of cash acquired	—	(529,272)
Capital expenditures	(39,425)	(26,994)
Proceeds from maturities of marketable debt securities	225,000	50,000
Purchases of marketable debt securities	—	(74,972)
Cash distribution related to the Spin-off of IAC's investment in Vimeo	(333,184)	—
Net proceeds from the sale of businesses and investments	2,151	14,784
Purchases of investment in MGM Resorts International	—	(414,514)
Purchases of investments	(7,179)	—
Decrease in notes receivable—related party	—	54,828
Other, net	(1,283)	(7,137)
Net cash used in investing activities attributable to continuing operations	(153,920)	(933,277)
Cash flows from financing activities attributable to continuing operations:
Principal payments on ANGI Group Term Loan	(220,000)	(6,875)
Purchase of Angi Inc. treasury stock	(5,637)	(54,400)
Proceeds from the exercise of IAC stock options	1,496	—
Withholding taxes paid on behalf of IAC employees on net settled stock-based awards	(26,276)	—
Withholding taxes paid on behalf of Angi Inc. employees on net settled stock-based awards	(54,596)	(11,494)
Purchase of noncontrolling interests	(24,085)	(3,165)
Cash merger consideration paid by Old IAC in connection with the MTCH Separation	—	837,913
Transfers from Old IAC for periods prior to the MTCH Separation	—	1,706,479
Other, net	(317)	(466)
Net cash (used in) provided by financing activities attributable to continuing operations	(329,415)	2,467,992
Total cash (used in) provided by continuing operations	(306,350)	1,601,013
Net cash provided by operating activities attributable to discontinued operations	18,053	8,584
Net cash provided by (used in) investing activities attributable to discontinued operations	7,602	(335)
Net cash provided by financing activities attributable to discontinued operations	293,577	—
Total cash provided by discontinued operations	319,232	8,249
Effect of exchange rate changes on cash and cash equivalents and restricted cash	648	(1,245)
Net increase in cash and cash equivalents and restricted cash	13,530	1,608,017
Cash and cash equivalents and restricted cash at beginning of period	3,477,110	840,732
Cash and cash equivalents and restricted cash at end of period	$3,490,640	$2,448,749

The accompanying Notes to Consolidated and Combined Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Vimeo Spin-off:
On May 25, 2021, IAC completed the spin-off of its full stake in Vimeo to IAC shareholders (which we refer to as the “Spin-off”). Following the Spin-off, Vimeo, Inc. (formerly Vimeo Holdings, Inc. ("Vimeo")) became an independent, separately traded public company. Therefore, Vimeo is presented as a discontinued operation within IAC's consolidated and combined financial statements for all periods prior to May 25, 2021.
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
Nature of Operations
The Company has majority ownership of Angi Inc., which also includes HomeAdvisor Powered by Angi and Handy, and operates Dotdash and Care.com, among many others.
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
The accompanying unaudited financial statements have been prepared in accordance with GAAP for interim financial information and with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and notes required by GAAP for complete annual financial statements. In the opinion of management, the accompanying unaudited financial statements include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Interim results are not necessarily indicative of the results that may be expected for the full year. The accompanying unaudited interim financial statements should be read in conjunction with the annual audited financial statements and notes thereto for the year ended December 31, 2020 included on Form 8-K filed with the SEC on June 1, 2021.
COVID-19 Update
The impact on the Company from the COVID-19 pandemic and the measures designed to contain its spread has been varied and volatile.
As previously disclosed, the initial impact of COVID-19 on the businesses in IAC's Angi Inc. segment resulted in a decline in demand for service requests, driven primarily by decreases in demand in certain categories of jobs (particularly discretionary indoor projects). While these businesses have experienced a rebound in service requests in the second half of 2020 and the first half of 2021, many service professionals' businesses had been adversely impacted by labor and material constraints and many service professionals had limited capacity to take on new business, which negatively impacted the ability of these businesses to monetize this increased level of service requests through the first quarter of 2021. Although Angi Inc.'s ability to monetize service requests rebounded modestly in the second quarter of 2021, it is still not back to levels it experienced pre-COVID-19. No assurances can be provided that Angi Inc. will continue to be able to improve monetization, or that service professionals' businesses will not be adversely impacted in the future. The Search segment has experienced an increase in revenue in the first and second quarter of 2021 compared to the prior year due, in part, to lower advertising rates in 2020 due to the impact of COVID-19. The volatile nature of our operating results in 2020 due to COVID-19 will impact the comparability of our year-over-year results of operations.
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
The extent to which developments related to the COVID-19 pandemic and measures designed to curb its spread continue to impact the Company’s business, financial condition and results of operations will depend on future developments, all of which are highly uncertain and many of which are beyond the Company’s control, including the continuing spread of COVID-19, the severity of resurgences of COVID-19 caused by variant strains of the virus, the effectiveness of vaccines and attitudes toward receiving them, materials and supply chain constraints, labor shortages, the scope of governmental and other restrictions on travel, discretionary services and other activity, and public reactions to these developments.
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

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
Accounting for Investments in Equity Securities
Investments in equity securities, other than those of the Company's consolidated subsidiaries and those accounted for under the equity method, if applicable, are accounted for at fair value or under the measurement alternative, with any changes to fair value recognized within other income (expense), net each reporting period. Under the measurement alternative, equity investments without readily determinable fair values are carried at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar securities of the same issuer; fair value is generally determined based on a market approach as of the transaction date. A security will be considered identical or similar if it has identical or similar rights to the equity securities held by the Company. See "Note 5—Financial Instruments and Fair Value Measurements" for additional information on the impairments of certain equity securities without readily determinable fair values recorded during the three months ended March 31, 2020.
The Company accounts for investments in the common stock or in-substance common stock of entities in which the Company has the ability to exercise significant influence over the operating and financial matters of the investee, but does not have a controlling financial interest, using the equity method. At June 30, 2021 and December 31, 2020, the Company has one investment accounted for using the equity method which is included in "Long-term investments" in the accompanying balance sheet.
General Revenue Recognition
Revenue is recognized when control of the promised services or goods is transferred to the Company's customers and in the amount that reflects the consideration the Company expects to be entitled to in exchange for those services or goods.
The Company's disaggregated revenue disclosures are presented in "Note 9—Segment Information."
Deferred Revenue
Deferred revenue consists of payments that are received or are contractually due in advance of the Company's performance obligation. The Company’s deferred revenue is reported on a contract-by-contract basis at the end of each reporting period. The Company classifies deferred revenue as current when the remaining term of the applicable subscription period or expected completion of its performance obligation is one year or less. The current and non-current deferred revenue balances are $137.7 million and $0.7 million, respectively, at December 31, 2020, and $94.7 million and $0.6 million, respectively, at December 31, 2019. During the six months ended June 30, 2021, the Company recognized $105.3 million of revenue that was included in the deferred revenue balance as of December 31, 2020. During the six months ended June 30, 2020, the Company recognized $72.1 million of revenue that was included in the deferred revenue balance as of December 31, 2019. The current and non-current deferred revenue balances are $148.0 million and $0.6 million, at June 30, 2021, respectively. Non-current deferred revenue is included in "Other long-term liabilities" in the accompanying balance sheet.

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
Assets Recognized from the Costs to Obtain a Contract with a Customer
The Company uses a portfolio approach to assess the accounting treatment of the incremental costs to obtain a contract with a customer. The Company recognizes an asset for these costs if we expect to recover those costs. To the extent that these costs are capitalized, the resultant asset is amortized on a systematic basis consistent with the pattern of the transfer of the services to which the asset relates. The current and non-current capitalized costs to obtain a contract with a customer are included in "Other current assets" and "Other non-current assets" in the accompanying balance sheet and are $55.2 million and $5.4 million, and $58.8 million and $4.4 million, at June 30, 2021 and December 31, 2020, respectively.
Commissions Paid to Employees Pursuant to Sales Incentive Programs
The Company has determined that commissions paid to employees pursuant to certain sales incentive programs meet the requirements to be capitalized as the incremental costs to obtain a contract with a customer. When customer renewals are expected and the renewal commission is not commensurate with the initial commission, the average customer life includes renewal periods. Capitalized commissions paid to employees pursuant to these sales incentive programs are amortized over the estimated customer relationship period. The Company calculates the anticipated customer relationship period as the average customer life, which is based on historical data.
For sales incentive programs where the anticipated customer relationship period is one year or less, the Company has elected the practical expedient to expense the costs as incurred.

App Store Fees
The Company pays fees to the Apple App Store and the Google Play Store for the distribution of our paid mobile apps. The Company capitalizes and amortizes mobile app store fees related to subscriptions over the term of the applicable subscription.
Certain Risks and Concentrations—Services Agreement with Google (the "Services Agreement")
A meaningful portion of the Company's revenue (and a substantial portion of IAC's net cash from operating activities attributable to continuing operations that it can freely access) is attributable to the Services Agreement. In addition, the Company earns certain other advertising revenue from Google that is not attributable to the Services Agreement. For the three and six months ended June 30, 2021, total revenue earned from Google was $169.6 million and $341.4 million, respectively, representing 20% and 21%, respectively, of the Company's revenue. For the three and six months ended June 30, 2020, total revenue earned from Google was $114.4 million and $253.2 million, respectively, representing 17% and 20%, respectively, of the Company's revenue. The related accounts receivable totaled $58.7 million and $61.9 million at June 30, 2021 and December 31, 2020, respectively.
The total revenue earned from the Services Agreement for the three and six months ended June 30, 2021 was $150.8 million and $303.3 million, respectively, representing 18% and 19%, respectively, of the Company's total revenue. The total revenue earned from the Services Agreement for the three and six months ended June 30, 2020 was $104.2 million and $230.7 million, respectively, representing 16% and 18%, respectively, of the Company's total revenue.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The revenue attributable to the Services Agreement is earned by Ask Media Group and the Desktop business, both within the Search segment. For the three and six months ended June 30, 2021, revenue earned from the Services Agreement was $123.2 million and $244.6 million, respectively, within Ask Media Group and $27.6 million and $58.7 million, respectively, within the Desktop business. For the three and six months ended June 30, 2020, revenue earned from the Services Agreement was $67.0 million and $147.5 million, respectively, within Ask Media Group and $37.2 million and $83.3 million, respectively, within the Desktop business.
The Services Agreement expires on March 31, 2023; provided that during each September, either party may, after discussion with the other party, terminate the Services Agreement, effective on September 30 of the year following the year such notice is given. Neither party gave notice to the other party to terminate the Services Agreement pursuant to this provision in September 2020. The Services Agreement requires that the Company comply with certain guidelines promulgated by Google. Google may generally unilaterally update its policies and guidelines without advance notice. These updates may be specific to the Services Agreement or could be more general and thereby impact the Company as well as other companies. These policy and guideline updates have in the past and could in the future require modifications to, or prohibit and/or render obsolete certain of our products, services and/or business practices, which have been and could be costly to address and have had and in the future could have an adverse effect on our financial condition and results of operations. As described below, Google has made changes to the policies under the Services Agreement and has also made industry-wide changes that have negatively impacted the Desktop business-to-consumer ("B2C") business and it may do so in the future.
Certain industry-wide policy changes became effective on August 27, 2020. These industry-wide changes, combined with increased enforcement of policies under the Services Agreement, have had a negative impact on the results of operations of the B2C business. In addition, during the fourth quarter of 2020, Google suspended services with respect to some B2C's products and may do so with respect to other products in the future. As a result, the B2C business elected to modify certain marketing strategies in early January 2021. Subsequently, Google informed us of another policy change in the first quarter of 2021 that became effective on May 10, 2021. We anticipated that this Google policy change would eliminate our ability to successfully introduce and market new B2C products that would be profitable. Therefore, we undertook cost reduction measures and we effectively eliminated all marketing of B2C products beginning in March 2021. This elimination of marketing has and will positively impact profitability in 2021 because revenue from B2C products is earned over multiple periods beyond just the period in which the initial marketing is incurred and following the cessation of the introduction of new products in March 2021, the B2C revenue stream relates solely to the then existing installed base of products. For the three months ended June 30, 2021, B2C revenue declined by $11.3 million to $20.9 million while Desktop operating income increased by $10.7 million to $14.4 million versus the comparable prior year period. In the second half of 2021, we expect this trend to continue and B2C revenue to decline substantially while Desktop operating income, excluding the third quarter 2020 goodwill and intangible asset impairment charges, will increase modestly versus the comparable prior year period. Beyond 2021, we expect the revenue and profits of the B2C business and Desktop, respectively, to decline significantly.
Recent Accounting Pronouncements
There are no recently issued accounting pronouncements that have not yet been adopted that are expected to have a material effect on the results of operations, financial condition or cash flows of the Company.
Discontinued Operations

Discontinued operations in the accompanying financial statements include Vimeo for all periods prior to May 25, 2021. The notes accompanying these consolidated and combined financial statements reflect our continuing operations and, unless otherwise noted, exclude information related to Vimeo. See “Note 3—Discontinued Operations” for additional details.
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
The computation of the annual expected effective income tax rate at each interim period requires certain estimates and assumptions including, but not limited to, the expected pre-tax income (or loss) for the year, projections of the proportion of income (and/or loss) earned and taxed in foreign jurisdictions, permanent and temporary differences, and the likelihood of the realization of deferred tax assets generated in the current year. The accounting estimates used to compute the provision or benefit for income taxes may change as new events occur, more experience is acquired, additional information is obtained or the Company's tax environment changes. To the extent that the expected annual effective income tax rate changes during a quarter, the effect of the change on prior quarters is included in income tax provision or benefit in the quarter in which the change occurs.
For the three and six months ended June 30, 2021, the Company recorded an income tax provision of $87.8 million and $141.1 million, which represents an effective income tax rate of 30% and 21%, respectively. For the three months ended June 30, 2021, the effective income tax rate is higher than the statutory rate of 21% due primarily to an increase in the valuation allowance on beginning-of-the-year deferred tax assets related to the Spin-off and state taxes, partially offset by excess tax benefits generated by the exercise and vesting of stock-based awards. For the six months ended June 30, 2021, the effective income tax rate was the same as the statutory rate of 21% due to excess tax benefits generated by the exercise and vesting of stock-based awards, offset by an increase in the valuation allowance on beginning-of-the-year deferred tax assets related to the Spin-off and state taxes. For the three and six months ended June 30, 2020, the Company recorded an income tax benefit of $34.4 million and $71.4 million, which represents an effective income tax rate of 29% and 15%, respectively. For the three months ended June 30, 2020, the effective income tax rate is higher than the statutory rate of 21% due primarily to excess tax benefits generated by the exercise and vesting of stock-based awards and the recognition of amortizable tax basis for certain assets related to an intercompany transaction, partially offset by an unbenefited unrealized loss related to our investment in MGM Resorts International ("MGM"). For the six months ended June 30, 2020, the effective income tax rate is lower than the statutory rate of 21% due primarily to the non-deductible portion of the Desktop goodwill impairment charge and unbenefited losses related to other investment impairments, partially offset by a revaluation of net operating loss deferred taxes due to the Coronavirus Aid, Relief, and Economic Security Act and excess tax benefits generated by the exercise and vesting of stock-based awards.
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

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The Company is routinely under audit by federal, state, local and foreign authorities in the area of income tax as a result of previously filed separate company and consolidated tax returns with Old IAC and will be under audit for its tax returns filed on a standalone basis following the MTCH Separation. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. The Internal Revenue Service ("IRS") has substantially completed its audit of Old IAC’s federal income tax returns for the years ended December 31, 2013 through 2017, which includes the operations of the Company. The statute of limitations for the years 2013 through 2017 has been extended to June 30, 2022. Returns filed in various other jurisdictions are open to examination for tax years beginning with 2009. Income taxes payable include unrecognized tax benefits considered sufficient to pay assessments that may result from the examination of prior year tax returns. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may not accurately anticipate actual outcomes and, therefore, may require periodic adjustment. Although management currently believes changes in unrecognized tax benefits from period to period and differences between amounts paid, if any, upon resolution of issues raised in audits and amounts previously provided will not have a material impact on the liquidity, results of operations, or financial condition of the Company, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future.
At June 30, 2021 and December 31, 2020, unrecognized tax benefits, including interest and penalties, are $14.5 million and $20.1 million, respectively. Unrecognized tax benefits, including interest and penalties, at June 30, 2021 decreased by $5.6 million due primarily to statute expirations. If unrecognized tax benefits at June 30, 2021 are subsequently recognized, $13.4 million, net of related deferred tax assets and interest, would reduce income tax expense. The comparable amount as of December 31, 2020 was $18.5 million. The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease by $0.1 million by June 30, 2022, due to settlements; all of which would reduce the income tax provision from continuing operations.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 3—DISCONTINUED OPERATIONS

On May 25, 2021, IAC completed the Spin-off. Following the Spin-off, Vimeo became an independent, separately traded public company. Therefore, Vimeo is presented as discontinued operations within IAC's consolidated and combined financial statements for all periods prior to May 25, 2021.
The components of assets and liabilities of discontinued operations in the consolidated balance sheet at December 31, 2020 consisted of the following:

December 31, 2020
(In thousands)
Current assets
Cash and cash equivalents	$110,011
Accounts receivable, net	12,785
Other current assets	7,681
Total current assets of discontinued operations	$130,477

Non-current assets
Leasehold improvements and equipment, net	$3,321
Goodwill	219,336
Intangible assets, net	10,854
Deferred income taxes	26,216
Other non-current assets	6,820
Total non-current assets of discontinued operations	$266,547

Current liabilities
Accounts payable, trade	$3,324
Deferred revenue	137,436
Accrued expenses and other current liabilities	43,228
Total current liabilities of discontinued operations	$183,988

Non-current liabilities
Lease liability	$1,027
Other non-current liabilities	1,945
Total non-current liabilities of discontinued operations	$2,972
Redeemable noncontrolling interests attributable to discontinued operations at December 31, 2020 was $188.0 million.
The components of the loss from discontinued operations for the three and six months ended June 30, 2021 and 2020 in the consolidated and combined statement of operations consisted of the following:

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	In thousands
Revenue	$56,096	$67,333	$145,514	$124,241
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	15,039	22,900	39,995	41,257
Selling and marketing expense	22,721	26,483	54,774	51,564
General and administrative expense	9,815	8,245	23,343	19,686
Product development expense	14,176	16,262	35,651	31,555
Depreciation	68	102	182	160
Amortization of intangibles	1,096	2,915	2,983	6,038
Total operating costs and expenses	62,915	76,907	156,928	150,260
Operating loss from discontinued operations	(6,819)	(9,574)	(11,414)	(26,019)
Interest expense	(76)	—	(140)	—
Other income (expense), net	87	(162)	10,172	(222)
Loss from discontinued operations before tax	(6,808)	(9,736)	(1,382)	(26,241)
Income tax (expense) benefit	(4,979)	1,676	(449)	6,131
Loss from discontinued operations, net of tax	$(11,787)	$(8,060)	$(1,831)	$(20,110)

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 4—BUSINESS COMBINATION
On February 11, 2020, the Company acquired 100% of Care.com, the leading online destination for families to easily connect with caregivers, for a total purchase price of $626.9 million, which includes cash consideration of $587.0 million paid by the Company and the settlement of all outstanding vested employee equity awards for $40.0 million paid by Care.com prior to the completion of the acquisition. The Company completed the purchase accounting for the Care.com acquisition during the first quarter of 2021.
Unaudited pro forma financial information
The unaudited pro forma financial information in the table below presents the results of the Company and Care.com as if this acquisition had occurred on January 1, 2019. The unaudited pro forma financial information includes adjustments required under the acquisition method of accounting and is presented for informational purposes only and is not necessarily indicative of the results that would have been achieved had the acquisition occurred on January 1, 2019. For the three and six months ended June 30, 2020, pro forma adjustments include a reduction in transaction related costs (including stock-based compensation expense related to the acceleration of vesting of outstanding employee equity awards) of $2.2 million and $63.1 million, respectively, because they are one-time in nature and will not have a continuing impact on operations and an increase in revenue of $4.5 million and $13.2 million related to deferred revenue written off as a part of the acquisition.

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
	(In thousands except per share data)
Revenue	$663,572	$1,325,427
Net loss from continuing operations	$(80,987)	$(392,264)
Basic and diluted loss per share from continuing operations	$(0.98)	$(4.61)
Net loss attributable to IAC shareholders	$(91,101)	$(412,056)
Basic and diluted loss per share attributable to IAC shareholders	$(1.07)	$(4.84)
NOTE 5—FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
Marketable Securities
At June 30, 2021 and December 31, 2020, the fair value of marketable securities are as follows:

	June 30, 2021	December 31, 2020
	(In thousands)
Marketable equity security	$10,810	$—
Available for sale marketable debt securities	—	224,979
Total marketable securities	$10,810	$224,979
The marketable equity security relates to one of the Company’s investments that was previously accounted for as an equity security without a readily determinable fair value. Following the investee’s initial public offering, it is now carried at fair value. Unrealized gains or losses related to this investment is included in "Other income (expense), net" in the accompanying statement of operations. For both the three and six months ended June 30, 2021, the Company recognized an unrealized gain of $10.7 million related to this investment.

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
Investment in MGM Resorts International

	June 30, 2021	December 31, 2020
	(In thousands)
Investment in MGM Resorts International	$2,517,796	$1,860,158
During the second and third quarters of 2020, the Company purchased a total of 59.0 million shares of MGM. The fair value of the investment in MGM is remeasured each reporting period based upon MGM's closing stock price on the New York Stock Exchange on the last trading day in the reporting period and any unrealized gains or losses are included in the accompanying statement of operations. For the three and six months ended June 30, 2021, the Company recognized unrealized gains on its investment in MGM of $275.1 million and $657.6 million, respectively. For both the three and six months ended June 30, 2020, the Company recognized an unrealized loss of $24.7 million on its investment in MGM.
Long-term Investments
Long-term investments consist of:

	June 30, 2021	December 31, 2020
	(In thousands)
Equity securities without readily determinable fair values	$302,984	$296,491
Equity method investment	2,605	1,152
Total long-term investments	$305,589	$297,643
Equity Securities without Readily Determinable Fair Values
The following table presents a summary of unrealized gains and losses recorded in "Other income (expense), net," as adjustments to the carrying value of equity securities without readily determinable fair values held as of June 30, 2021 and 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Upward adjustments (gross unrealized gains)	$—	$—	$1,376	$—
Downward adjustments including impairments (gross unrealized losses)	—	—	—	(51,484)
Total	$—	$—	$1,376	$(51,484)
During the first quarter of 2020, the Company recorded unrealized impairments of $51.5 million related to certain equity securities without readily determinable fair values due to the impact of COVID-19.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The cumulative upward and downward adjustments (including impairments) to the carrying value of equity securities without readily determinable fair values held at June 30, 2021 were $21.1 million and $43.5 million, respectively.
Realized and unrealized gains and losses for the Company's investments without readily determinable fair values for the three and six months ended June 30, 2021 and 2020 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Realized (losses) gains net, for equity securities sold	$—	$(1)	$81	$11
Unrealized gains (losses), net, on equity securities held	—	—	1,376	(51,484)
Total (losses) gains, net recognized	$—	$(1)	$1,457	$(51,473)
All gains and losses on equity securities without readily determinable fair values, realized and unrealized, are recognized in "Other income (expense), net" in the accompanying statement of operations.
Equity Method Investment
During the fourth quarter of 2020 and first quarter of 2021, the Company acquired common shares of Turo Inc. ("Turo"), a peer-to-peer car sharing marketplace. This investment is accounted for under the equity method of accounting given the Company's preexisting ownership interest of approximately 27.1% on a fully diluted basis in the form of preferred shares, which are not common stock equivalents. The Company accounts for this investment on a one quarter lag.
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

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following tables present the Company's financial instruments that are measured at fair value on a recurring basis:

	June 30, 2021
	Quoted Market Prices for Identical Assets in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$3,069,531	$—	$—	$3,069,531
Time deposits	—	407	—	407
Marketable equity security	10,810	—	—	10,810
Investment in MGM	2,517,796	—	—	2,517,796
Other non-current assets:
Warrant	—	—	60,532	60,532
Total	$5,598,137	$407	$60,532	$5,659,076

Liabilities:
Contingent consideration arrangement			$—	$—

	December 31, 2020
	Quoted Market Prices for Identical Assets in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$1,769,239	$—	$—	$1,769,239
Treasury discount notes	—	1,224,966	—	1,224,966
Time deposits	—	2,721	—	2,721
Marketable debt securities:
Treasury discount notes	—	224,979	—	224,979
Investment in MGM	1,860,158	—	—	1,860,158
Other non-current assets:
Warrant	—	—	5,276	5,276
Total	$3,629,397	$1,452,666	$5,276	$5,087,339

Liabilities:
Contingent consideration arrangement			$—	$—

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following tables present the changes in the Company's financial instruments that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended June 30,
	2021	2020
	Warrant	Warrant	Contingent Consideration Arrangements
	(In thousands)
Balance at April 1	$18,051	$6,489	$(636)
Total net gains:
Fair value adjustments included in earnings	42,481	590	636
Balance at June 30	$60,532	$7,079	$—

	Six Months Ended June 30,
	2021	2020
	Warrant	Warrant	Contingent Consideration Arrangements
	(In thousands)
Balance at January 1	$5,276	$8,495	$(6,918)
Fair value at date of acquisition	—	—	(1,000)
Total net gains (losses):
Fair value adjustments included in earnings	55,256	(1,416)	6,918
Settlements	—	—	1,000
Balance at June 30	$60,532	$7,079	$—
Warrant
As part of the Company's investment in Turo preferred shares, the Company received a warrant that is recorded at fair value each reporting period with any change included in "Other income (expense), net" in the accompanying statement of operations. The warrant is measured using significant unobservable inputs and is classified in the fair value hierarchy table as Level 3. The warrant is included in "Other non-current assets" in the accompanying balance sheet.
Contingent Consideration Arrangement
At June 30, 2021, the Company has one outstanding contingent consideration arrangement related to a business combination. The maximum contingent payments related to this arrangement for periods subsequent to December 31, 2020, which is the end of the most recent measurement period, is $15.0 million. At June 30, 2021, the Company does not expect to make any payments related to this contingent consideration arrangement. In connection with the Care.com acquisition on February 11, 2020, the Company assumed a contingent consideration arrangement liability of $1.0 million, which was subsequently paid and settled during the first quarter of 2020. At both June 30, 2021 and December 31, 2020, there is no contingent consideration liability outstanding.
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

	June 30, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Long-term debt, net(a)	$(494,195)	$(495,600)	$(712,277)	$(725,700)
_____________________
(a)    At June 30, 2021 and December 31, 2020, the carrying value of long-term debt, net includes unamortized debt issuance costs of $5.8 million and $7.7 million, respectively.
At June 30, 2021 and December 31, 2020, the fair value of long-term debt is estimated using observable market prices or indices for similar liabilities, which are Level 2 inputs.
NOTE 6—LONG-TERM DEBT
Long-term debt consists of:

	June 30, 2021	December 31, 2020
	(In thousands)
3.875% ANGI Group Senior Notes due August 15, 2028 ("ANGI Group Senior Notes"); interest payable each February 15 and August 15, commencing February 15, 2021	$500,000	$500,000
ANGI Group Term Loan due November 5, 2023 ("ANGI Group Term Loan")	—	220,000
Total long-term debt	500,000	720,000
Less: unamortized debt issuance costs	5,805	7,723
Total long-term debt, net	$494,195	$712,277
ANGI Group Senior Notes
The ANGI Group Senior Notes were issued on August 20, 2020, the proceeds of which are intended for general corporate purposes, including potential future acquisitions and return of capital. At any time prior to August 15, 2023, these notes may be redeemed at a redemption price equal to the sum of the principal amount thereof, plus accrued and unpaid interest and a make-whole premium. Thereafter, these notes may be redeemed at the redemption prices set forth in the indenture governing the notes, plus accrued and unpaid interest thereon, if any, to the applicable redemption date.
The indenture governing the ANGI Group Senior Notes contains a covenant that would limit ANGI Group’s ability to incur liens for borrowed money in the event a default has occurred or ANGI Group’s secured leverage ratio (as defined in the indenture) exceeds 3.75 to 1.0. At June 30, 2021 there were no limitations pursuant thereto.
ANGI Group Revolving Facility
The $250 million ANGI Group Revolving Facility, which otherwise would have expired on November 5, 2023, was terminated effective August 3, 2021. No amounts were ever drawn under the ANGI Group Revolving Facility prior to its termination.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)
ANGI Group Term Loan
As of May 6, 2021, the outstanding balance of the ANGI Group Term Loan was repaid in its entirety. The outstanding balance of the ANGI Group Term Loan at December 31, 2020 was $220.0 million and bore interest at 2.16%.

NOTE 7—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables present the components of accumulated other comprehensive income (loss):

	Three Months Ended June 30, 2021		Three Months Ended June 30, 2020
	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income	Foreign Currency Translation Adjustment	Unrealized (Losses) Gains On Available-For-Sale Marketable Debt Securities	Accumulated Other Comprehensive Loss
	(In thousands)
Balance at of April 1	$4,149	$4,149	$(17,914)	$(12)	$(17,926)
Other comprehensive income before reclassifications	1,543	1,543	4,288	11	4,299
Amounts reclassified to earnings	—	—	(144)	—	(144)
Net current period other comprehensive income	1,543	1,543	4,144	11	4,155
Accumulated other comprehensive income allocated to noncontrolling interests during the period	(6)	(6)	(10)	—	(10)
Balance at of June 30	$5,686	$5,686	$(13,780)	$(1)	$(13,781)

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) On Available-For-Sale Marketable Debt Securities	Accumulated Other Comprehensive (Loss) Income	Foreign Currency Translation Adjustment	Unrealized Losses On Available-For-Sale Marketable Debt Securities	Accumulated Other Comprehensive Loss
	(In thousands)
Balance at of January 1	$(6,172)	$2	$(6,170)	$(12,226)	$—	$(12,226)
Other comprehensive income (loss) before reclassifications	1,837	(2)	1,835	(1,363)	(1)	(1,364)
Amounts reclassified to earnings	10,032	—	10,032	(144)	—	(144)
Net current period other comprehensive income (loss)	11,869	(2)	11,867	(1,507)	(1)	(1,508)
Accumulated other comprehensive income allocated to noncontrolling interests during the period	(11)	—	(11)	(47)	—	(47)
Balance at of June 30	$5,686	$—	$5,686	$(13,780)	$(1)	$(13,781)
The amounts reclassified out of foreign currency translation adjustment into earnings for the six months ended June 30, 2021 and the three and six months ended June 30, 2020 relate to the substantial liquidation of certain international subsidiaries.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)
At both June 30, 2021 and 2020, there was no income tax benefit or provision on the accumulated other comprehensive income (loss).

NOTE 8—EARNINGS (LOSS) PER SHARE
The Company treats its common stock and Class B common stock as one class of stock for earnings per share ("EPS") purposes as both classes of stock participate in earnings, dividends and other distributions on the same basis. The restricted stock award granted to our Chief Executive Officer ("CEO") on November 5, 2020 is a participating security and the Company calculates EPS using the two-class method since those restricted shares are unvested and have a non-forfeitable dividend right in the event the Company declares a cash dividend on common shares and participate in all other distributions of the Company in the same manner as all other IAC common shares.
Undistributed earnings allocated to the participating security is subtracted from net income in determining net income attributable to holders of IAC common stock and Class B common stock for basic EPS. Basic EPS is computed by dividing net income attributable to holders of IAC common stock and Class B common stock by the weighted-average number of shares of common stock and Class B common stock outstanding during the period.
For the calculation of diluted EPS, net income attributable to holders of IAC common stock and Class B common stock is adjusted for the impact from our public subsidiary's dilutive securities, if applicable, and the reallocation of undistributed earnings allocated to the participating security by the weighted-average number of common stock and Class B common stock outstanding plus dilutive securities during the period.
The numerator and denominator of basic and diluted EPS computations for the Company’s common stock and Class B common stock are calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands, except per share data)
Basic EPS:
Numerator:
Net earnings (loss) from continuing operations	$203,325	$(86,004)	$522,270	$(404,525)
Net loss (earnings) attributable to noncontrolling interests of continuing operations	2,596	(2,118)	3,632	90
Net earnings attributed to unvested participating security	(6,929)	—	(17,721)	—
Net earnings (loss) from continuing operations attributable to IAC Common Stock and Class B common stock shareholders	$198,992	$(88,122)	$508,181	$(404,435)

Net loss from discontinued operations, net of tax	$(11,787)	$(8,060)	$(1,831)	$(20,110)
Net loss (earnings) attributable to noncontrolling interests of discontinued operations	623	65	(186)	229
Net loss attributed to unvested participating security	376	—	68	—
Net loss from discontinued operations attributable to IAC Common Stock and Class B common stock shareholders	$(10,788)	$(7,995)	$(1,949)	$(19,881)

Net earnings (loss) attributable to IAC Common Stock and Class B common stock shareholders	$188,204	$(96,117)	$506,232	$(424,316)

Denominator:
Weighted average basic IAC Common Stock and Class B common stock shares outstanding(a)	86,157	85,132	86,029	85,132

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Earnings (loss) per share:
Earnings (loss) per share from continuing operations attributable to IAC Common Stock and Class B common stock shareholders	$2.31	$(1.04)	$5.91	$(4.75)
Loss per share from discontinued operations, net of tax, attributable to IAC Common Stock and Class B common stock shareholders	$(0.13)	$(0.09)	$(0.02)	$(0.23)
Earnings (loss) per share attributable to IAC Common Stock shareholders and Class B common stock shareholders	$2.18	$(1.13)	$5.88	$(4.98)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2021
	(In thousands, except per share data)
Diluted EPS:
Numerator:
Net earnings (loss) from continuing operations	$203,325	$(86,004)	$522,270	$(404,525)
Net loss (earnings) attributable to noncontrolling interests of continuing operations	2,596	(2,118)	3,632	90
Net earnings attributed to unvested participating security	(6,416)	—	(16,482)	—
Impact from public subsidiaries' dilutive securities(c)	172	—	155	—
Net earnings (loss) from continuing operations attributable to IAC Common Stock and Class B common stock shareholders	$199,677	$(88,122)	$509,575	$(404,435)

Net loss from discontinued operations, net of tax	$(11,787)	$(8,060)	$(1,831)	$(20,110)
Net loss (earnings) attributable to noncontrolling interests of discontinued operations	623	65	(186)	229
Net loss attributed to unvested participating security	348	—	63	—
Net loss from discontinued operations attributable to shareholders	$(10,816)	$(7,995)	$(1,954)	$(19,881)

Net earnings (loss) attributable to IAC Common Stock and Class B common stock shareholders	$188,861	$(96,117)	$507,621	$(424,316)

Denominator:
Weighted average basic IAC Common Stock and Class B common stock shares outstanding(a)	86,157	85,132	86,029	85,132
Dilutive securities(b)(c)(d)(e)	7,210	—	6,724	—
Denominator for earnings per share—weighted average shares(b)(c)(d)(e)	93,367	85,132	92,753	85,132

Earnings (loss) per share:
Earnings (loss) per share from continuing operations attributable to IAC Common Stock and Class B common stock shareholders	$2.14	$(1.04)	$5.49	$(4.75)
Loss per share from discontinued operations, net of tax, attributable to IAC Common Stock and Class B common stock shareholders	$(0.12)	$(0.09)	$(0.02)	$(0.23)
Earnings (loss) per share attributable to IAC Common Stock and Class B common stock shareholders	$2.02	$(1.13)	$5.47	$(4.98)
_____________________

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(a)     On November 5, 2020, IAC's CEO was granted a stock-based award in the form of 3.0 million shares of restricted common stock. The number of shares that ultimately vests is subject to the satisfaction of growth targets in IAC's stock price over the 10-year service condition of the award. These restricted shares have a non-forfeitable dividend right in the event the Company declares a cash dividend on its common shares and participate in all other distributions of the Company in the same manner as all other IAC common shares. Accordingly, the two-class method of calculating earnings per share is used. While the restricted shares are presented as outstanding shares in the consolidated balance sheet, these shares are excluded from the weighted average shares outstanding in calculating basic earnings per share and the allocable portion of net earnings are also excluded. Fully diluted earnings per share reflects the impact on earnings and fully diluted shares in the manner that is most dilutive.
(b)    The Company computed basic and diluted earnings per share for periods prior to the MTCH Separation using the shares issued on June 30, 2020 in connection with the MTCH Separation.
(c)    IAC has the option to settle certain Angi Inc. stock-based awards in its shares. For the three and six months ended June 30, 2021, it is more dilutive for IAC to settle these Angi Inc. equity awards. The impact on earnings relates to the settlement of Angi Inc.'s dilutive securities in IAC common shares.
(d)    If the effect is dilutive, weighted average common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and subsidiary denominated equity and vesting of restricted common stock, restricted stock units ("RSUs") and market-based awards ("MSUs"). For both the three and six months ended June 30, 2021, 3.0 million of potentially dilutive securities were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.
(e)    For the three and six months ended June 30, 2020, the Company had a loss from operations and, as a result, approximately 5.7 million potentially dilutive securities were excluded from computing dilutive earnings per share because the impact would have been anti-dilutive. Accordingly, the weighted average basic shares outstanding were used to compute all earnings per share amounts.
NOTE 9—SEGMENT INFORMATION
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
The following table presents revenue by reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Revenue
Angi Inc.	$420,988	$375,061	$808,017	$718,711
Dotdash	73,333	44,621	138,754	88,741
Search	183,607	131,263	364,641	285,682
Emerging & Other	151,656	108,127	304,812	193,169
Inter-segment eliminations	(37)	(45)	(107)	(60)
Total	$829,547	$659,027	$1,616,117	$1,286,243
The following table presents the revenue of the Company's segments disaggregated by type of service:

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Angi Inc.
North America
Angi Marketplace:
Consumer connection revenue(a)	$240,016	$242,015	$461,447	$450,619
Angi Services revenue(b)	72,819	32,095	127,505	64,956
Service professional membership subscription revenue	12,390	13,017	24,342	26,794
Other revenue	2,372	6,046	5,353	9,580
Total Angi Marketplace revenue	327,597	293,173	618,647	551,949
Advertising and other revenue(c)	72,348	64,244	142,339	129,600
Total North America revenue	399,945	357,417	760,986	681,549
Europe
Consumer connection revenue(d)	17,345	13,945	39,696	29,634
Service professional membership subscription revenue	3,331	3,215	6,659	6,514
Advertising and other revenue	367	484	676	1,014
Total Europe revenue	21,043	17,644	47,031	37,162
Total Angi Inc. revenue	$420,988	$375,061	$808,017	$718,711

(a) Includes fees paid by service professionals for consumer matches sourced through the marketplace platforms.
(b) Includes revenue from pre-priced offerings sourced through the marketplace platforms.
(c) Includes Angi revenue from service professionals under contract for advertising and Angi membership subscription fees from consumers, as well as revenue from HomeStars.
(d) Includes fees paid by service professionals for consumer matches.

Dotdash
Display advertising revenue	$44,932	$26,601	$82,103	$56,490
Performance marketing revenue	28,401	18,020	56,651	32,251
Total Dotdash revenue	$73,333	$44,621	$138,754	$88,741

Search
Advertising revenue
Google advertising revenue:	$153,517	$105,283	$308,935	$232,080
Non-Google advertising revenue	26,200	21,331	47,734	44,707
Total advertising revenue	179,717	126,614	356,669	276,787
Other revenue	3,890	4,649	7,972	8,895
Total Search revenue	$183,607	$131,263	$364,641	$285,682

Emerging & Other
Subscription revenue	$88,664	$72,934	$172,230	$133,605
Marketplace revenue	53,888	30,539	110,159	48,235
Media production and distribution revenue	2,624	543	10,412	1,929
Advertising revenue:
Non-Google advertising revenue	3,919	2,502	7,312	6,215
Google advertising revenue	550	511	1,121	1,345
Total advertising revenue	4,469	3,013	8,433	7,560
Service and other revenue	2,011	1,098	3,578	1,840
Total Emerging & Other revenue	$151,656	$108,127	$304,812	$193,169

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Revenue by geography is based on where the customer is located. Geographic information about revenue and long-lived assets is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Revenue:
United States	$704,218	$553,910	$1,359,253	$1,061,702
All other countries	125,329	105,117	256,864	224,541
Total	$829,547	$659,027	$1,616,117	$1,286,243

	June 30, 2021	December 31, 2020
	(In thousands)
Long-lived assets (excluding goodwill, intangible assets and ROU assets):
United States	$264,006	$263,620
All other countries	9,549	11,310
Total	$273,555	$274,930
The following tables present operating (loss) income and Adjusted EBITDA by reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Operating (loss) income:
Angi Inc.	$(32,731)	$17,644	$(32,622)	$1,348
Dotdash	19,174	7,676	37,301	10,087
Search	25,662	8,781	44,048	(211,782)
Emerging & Other	(2,701)	(8,986)	(1,707)	(26,856)
Corporate	(37,824)	(122,560)	(82,670)	(166,135)
Total	$(28,420)	$(97,445)	$(35,650)	$(393,338)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Adjusted EBITDA(e):
Angi Inc.	$(4,442)	$57,936	$18,744	$92,333
Dotdash	$20,549	$12,112	$40,471	$19,123
Search	$25,670	$9,444	$44,056	$22,574
Emerging & Other	$6,891	$(2,628)	$18,855	$(22,587)
Corporate	$(22,289)	$(57,194)	$(48,637)	$(88,526)

_____________________
(e) The Company's primary financial measure is Adjusted EBITDA, which is defined as operating income excluding: (1) stock-based compensation expense; (2) depreciation; and (3) acquisition-related items consisting of (i) amortization of intangible assets and impairments of goodwill and intangible assets, if applicable, and (ii) gains and losses recognized on changes in the fair value of contingent consideration arrangements. The Company believes this measure is useful for analysts and investors as this measure allows a more meaningful comparison between the Company's performance and that of its competitors. Adjusted EBITDA has certain limitations because it excludes the impact of these expenses.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following tables reconcile operating (loss) income for the Company's reportable segments and net earnings (loss) attributable to IAC shareholders to Adjusted EBITDA:

	Three Months Ended June 30, 2021
	Operating (Loss) Income	Stock-based Compensation Expense	Depreciation	Amortization of Intangibles	Adjusted EBITDA
	(In thousands)
Angi Inc.	$(32,731)	$9,543	$15,058	$3,688	$(4,442)
Dotdash	19,174	$—	$630	$745	$20,549
Search	25,662	$—	$8	$—	$25,670
Emerging & Other	(2,701)	$25	$364	$9,203	$6,891
Corporate	(37,824)	$14,483	$1,052	$—	$(22,289)
Total	(28,420)
Interest expense	(5,814)
Unrealized gain on investment in MGM Resorts International	275,098
Other income, net	50,286
Earnings before income taxes	291,150
Income tax provision	(87,825)
Net earnings from continuing operations	203,325
Loss from discontinued operations, net of tax	(11,787)
Net earnings	191,538
Net loss attributable to noncontrolling interests	3,219
Net earnings attributable to IAC shareholders	$194,757

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended June 30, 2020
	Operating Income (Loss)	Stock-based Compensation Expense	Depreciation	Amortization of Intangibles	Acquisition-related Contingent Consideration Fair Value Arrangements	Adjusted EBITDA
	(In thousands)
Angi Inc.	$17,644	$14,759	$12,555	$12,978	$—	$57,936
Dotdash	7,676	$—	$617	$3,819	$—	$12,112
Search	8,781	$—	$663	$—	$—	$9,444
Emerging & Other	(8,986)	$25	$378	$6,591	$(636)	$(2,628)
Corporate	(122,560)	$63,077	$2,289	$—	$—	$(57,194)
Total	(97,445)
Interest expense	(1,555)
Unrealized loss on investment in MGM Resorts International	(24,718)
Other income, net	3,311
Loss before income taxes	(120,407)
Income tax benefit	34,403
Net loss from continuing operations	(86,004)
Loss from discontinued operations, net of tax	(8,060)
Net loss	(94,064)
Net earnings attributable to noncontrolling interests	(2,053)
Net loss attributable to IAC shareholders	$(96,117)

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Six Months Ended June 30, 2021
	Operating (Loss) Income	Stock-based Compensation Expense	Depreciation	Amortization of Intangibles	Adjusted EBITDA
	(In thousands)
Angi Inc.	$(32,622)	$11,577	$31,027	$8,762	$18,744
Dotdash	37,301	$—	$1,179	$1,991	$40,471
Search	44,048	$—	$8	$—	$44,056
Emerging & Other	(1,707)	$50	$790	$19,722	$18,855
Corporate	(82,670)	$30,739	$3,294	$—	$(48,637)
Total	(35,650)
Interest expense	(12,431)
Unrealized gain on investment in MGM Resorts International	657,638
Other income, net	53,849
Earnings before income taxes	663,406
Income tax provision	(141,136)
Net earnings from continuing operations	522,270
Loss from discontinued operations, net of tax	(1,831)
Net earnings	520,439
Net loss attributable to noncontrolling interests	3,446
Net earnings attributable to IAC shareholders	$523,885

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Six Months Ended June 30, 2020
	Operating Income (Loss)	Stock-based Compensation Expense	Depreciation	Amortization of Intangibles	Acquisition-related Contingent Consideration Fair Value Arrangements	Goodwill Impairment	Adjusted EBITDA
	(In thousands)
Angi Inc.	$1,348	$40,334	$24,693	$25,958	$—	$—	$92,333
Dotdash	10,087	$—	$827	$8,209	$—	$—	$19,123
Search	(211,782)	$—	$983	$21,400	$—	$211,973	$22,574
Emerging & Other	(26,856)	$50	$680	$10,457	$(6,918)	$—	$(22,587)
Corporate	(166,135)	$72,856	$4,753	$—	$—	$—	$(88,526)
Total	(393,338)
Interest expense	(3,772)
Unrealized loss on investment in MGM Resorts International	(24,718)
Other expense, net	(54,077)
Loss before income taxes	(475,905)
Income tax benefit	71,380
Net loss from continuing operations	(404,525)
Loss from discontinued operations, net of tax	(20,110)
Net loss	(424,635)
Net loss attributable to noncontrolling interests	319
Net loss attributable to IAC shareholders	$(424,316)
NOTE 10—FINANCIAL STATEMENT DETAILS
Cash and Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the accompanying balance sheet to the total amounts shown in the accompanying statement of cash flows:

	June 30, 2021	December 31, 2020	June 30, 2020	December 31, 2019
	(In thousands)
Cash and cash equivalents	$3,476,071	$3,366,176	$2,445,030	$837,916
Restricted cash included in other current assets	13,839	448	465	503
Restricted cash included in other non-current assets	730	449	413	409
Cash, cash equivalents, and restricted cash included in current assets of discontinued operations	—	110,037	2,841	1,904
Total cash and cash equivalents and restricted cash as shown on the statement of cash flows	$3,490,640	$3,477,110	$2,448,749	$840,732
Restricted cash included in other current assets at June 30, 2021 primarily consists of cash received from customers at Care.com’s payment solutions business, representing funds collected for payroll and related taxes, which were not remitted as of the period end.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Restricted cash included in other current assets at December 31, 2020 primarily consists of cash received from customers at Angi Inc. through their Handy platform, representing funds collected for payments to service providers, which were not settled as of the period end and cash reserved to fund insurance claims at Angi Inc.
Restricted cash included in other current assets at June 30, 2020 primarily consists of a deposit related to corporate credit cards and cash reserved to fund insurance claims at Angi Inc.
Restricted cash included in other current assets at December 31, 2019 primarily consists of a deposit related to corporate credit cards at Angi Inc.
Restricted cash included in other non-current assets for all periods presented consists of deposits related to leases.
Credit Losses
The following table presents the changes in the allowance for credit losses for the six months ended June 30, 2021 and 2020, respectively:

	2021	2020
	(In thousands)
Balance at January 1	$27,178	$19,984
Current period provision for credit losses	42,710	40,278
Write-offs charged against the allowance	(37,181)	(34,183)
Recoveries collected	1,351	1,283
Balance at June 30	$34,058	$27,362
Accumulated Amortization and Depreciation
The following table provides the accumulated amortization and depreciation within the consolidated balance sheet:

Asset Category	June 30, 2021	December 31, 2020
	(In thousands)
Right-of-use assets included in other non-current assets	$98,365	$73,498
Building, capitalized software, leasehold improvements and equipment	$192,858	$207,401
Intangible assets	$250,078	$148,073

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Other income (expense), net

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Unrealized increase in the estimated fair value of a warrant	$42,481	$590	$55,256	$590
Unrealized gain related to an investment following its initial public offering	10,710	—	10,710	—
Loss on the extinguishment of debt(a)	(1,110)	—	(1,110)	—
Impairments related to impact of COVID-19 (b)	—	—	—	(59,001)
Interest income	279	1,116	716	5,583
Foreign exchange gains (losses), net (c)	514	1,551	(11,118)	(112)
Other	(2,588)	54	(605)	(1,137)
Other income (expense), net	$50,286	$3,311	$53,849	$(54,077)
_____________________
(a)     Represents the write-off of deferred debt issuance costs related to the ANGI Group Term Loan, which was repaid in its entirety during the second quarter of 2021.
(b)    Includes $51.5 million in impairments related to investments in equity securities without readily determinable fair values and $7.5 million in impairments of a note receivable and a warrant related to certain investees in the six months ended June 30, 2020.
(c)     Includes $10.0 million in foreign exchange losses primarily related to the substantial liquidation of certain foreign subsidiaries in the three months ended March 31, 2021.
NOTE 11—CONTINGENCIES
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
In June 2019, the defendants filed a second motion to dismiss or for other relief based upon certain substantial advance and/or preferential payment provisions of the plaintiffs’ agreement with a litigation funding firm; in July 2021, the court ruled that while it would not dismiss the case or preclude the payment recipients from testifying at trial, if they do testify, the defendants will have wide latitude on cross-examination to explore the circumstances of the payments. From July to November 2019, the defendants filed counterclaims against former Tinder CEO Sean Rad for breach of contract and unjust enrichment based upon his alleged misappropriation and unauthorized destruction of confidential company information, unauthorized recording of conversations with company employees, and breach of his non-solicitation obligations. In January 2020 and May 2021, the parties participated in mediation sessions that did not result in the resolution of the matter. Discovery in the case is complete.
In June 2021, the defendants filed a motion to strike the plaintiffs' jury demand; in July 2021, the court issued an order denying the motion, whereupon the defendants filed a notice of appeal from that order and a motion to stay the trial, which is currently scheduled to commence in November 2021, pending resolution of the appeal. In July 2021, the defendants also filed a motion for summary judgment.
In July 2020, the four individuals who earlier had discontinued their claims in the lawsuit commenced arbitration proceedings against IAC and Match Group before the American Arbitration Association in California, asserting the same claims and seeking the same relief as the six remaining plaintiffs in the New York lawsuit. In September 2020, the defendants filed a motion to stay the trial in the New York lawsuit in favor of the California arbitration; in November 2020, the court denied the motion. In December 2020, the claimants in the California arbitration filed a motion to stay those proceedings in favor of the New York action; in January 2021, the arbitrator denied the motion and scheduled a hearing on the merits for February 2022. In April 2021, the respondents in the California arbitration filed a motion for summary judgment dismissing the claimants' merger-related claims; the motion was argued in July 2021 and remains pending.
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
NOTE 12—RELATED PARTY TRANSACTIONS
Relationship with Old IAC prior to the MTCH Separation
The Company’s statement of operations includes allocations of costs, including stock-based compensation expense, related to Old IAC’s accounting, treasury, legal, tax, corporate support and internal audit functions prior to the MTCH Separation for the three and six months ended June 30, 2020. Old IAC historically allocated costs related to its accounting, treasury, legal, tax, corporate support and internal audit functions that were incurred at the Old IAC legal entity level to its publicly traded subsidiaries, Old MTCH and Angi Inc. for any services provided under the applicable services agreements. The remaining unallocated expenses of Old IAC related to its accounting, treasury, legal, tax, corporate support and internal audit functions were allocated to the Company. Old IAC allocated costs to the Company, inclusive of stock-based compensation expense, totaled $61.5 million and $85.5 million for the three and six months ended June 30, 2020, the date of the MTCH Separation. It is not practicable to determine the actual expenses that would have been incurred for these services had the Company operated as a standalone entity during the periods presented. Management considers the allocation method to be reasonable.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The portion of interest income reflected in the statement of operations that is related party in nature was less than $0.1 million and $0.1 million for the three and six months ended June 30, 2020, prior to the MTCH Separation and is included in "Interest income, net" in the table below.
The following table summarizes the components of the net decrease (increase) in Old IAC’s investment in the Company for the three and six months ended June 30, 2020, the date of the MTCH Separation:

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
	(In thousands)
Cash transfers to (from) Old IAC related to its centrally managed U.S. treasury management function, acquisitions and cash expenses paid by Old IAC on behalf of the Company, net	$43,705	$(1,742,854)
Contribution of buildings to Match Group	—	34,973
Taxes	9,388	34,436
Allocation of costs from Old IAC	—	(12,652)
Interest income, net	30	102
Net decrease (increase) in Old IAC's investment in the Company prior to the MTCH Separation	$53,123	$(1,685,995)
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
IAC and Old MTCH
Prior to the MTCH Separation, for the three and six months ended June 30, 2020, Old MTCH incurred rent expense of $0.5 million and $1.4 million, respectively, for leasing office space for certain of its businesses at properties owned by the Company. The amount was paid in full by Old MTCH at June 30, 2020. After June 30, 2020, the date of the MTCH Separation, Match Group is no longer a related party.
On January 31, 2020, Old IAC contributed two office buildings in Los Angeles to Old MTCH, which are primarily occupied and were previously leased from the Company by Tinder. In connection with this contribution, the Company entered into a lease with Old MTCH for office space, which the Company currently occupies, in one of the buildings and for both the three and six months ended June 30, 2020, the Company paid Old MTCH less than $0.1 million under the lease. Old MTCH issued 1.4 million shares of Old MTCH common stock to Old IAC for the buildings.
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

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)
For the three and six months ended June 30, 2021, less than 0.1 million and 0.1 million shares, respectively, of Angi Inc. Class B common stock were issued to a subsidiary of the Company pursuant to the employee matters agreement as reimbursement for shares of IAC common stock issued in connection with the exercise and vesting of IAC equity awards held by Angi Inc. employees. For the six months ended June 30, 2020, 0.2 million shares of Angi Inc. Class B common stock were issued to a subsidiary of the Company pursuant to the employee matters agreement as reimbursement for shares of Old IAC common stock issued in connection with the exercise and vesting of Old IAC equity awards held by Angi Inc. employees. There were no shares issued pursuant to the employee matters agreement for the three months ended June 30, 2020. For the three and six months ended June 30, 2021, less than 0.1 million and 2.6 million shares, respectively, of Angi Inc. Class A common stock were issued to a subsidiary of the Company pursuant to the employee matters agreement as reimbursement for IAC common stock issued in connection with the exercise and settlement of certain Angi Inc. stock appreciation rights. There were no shares of Angi Inc. Class A common stock issued to IAC during the three and six months ended June 30, 2020.
For the three and six months ended June 30, 2021 and 2020, Angi Inc. was charged $1.2 million and $2.3 million; and $1.2 million and $2.4 million, respectively, by IAC and Old IAC, respectively, for services rendered pursuant to the services agreement. At June 30, 2021 and December 31, 2020, there were no outstanding receivables or payables pursuant to the services agreement.
At June 30, 2021 and December 31, 2020, Angi Inc. had outstanding payables of $1.5 million and $0.9 million, respectively, due to the Company pursuant to the tax sharing agreement. There were no payments to or refunds from Angi Inc. pursuant to this agreement during the three and six months ended June 30, 2021. There were $3.1 million of refunds made to Angi Inc. pursuant to this agreement during the three and six months ended June 30, 2020.
Additionally, the Company subleases office space from Angi Inc. and was charged $0.4 million and $0.8 million; and $0.4 million and $0.9 million of rent for the three and six months ended June 30, 2021 and 2020, respectively. At June 30, 2021 there were no outstanding payables due to Angi Inc. pursuant to the sublease agreements. At December 31, 2020, there was an outstanding payable of less than $0.1 million due to Angi Inc. pursuant to sublease agreements, which was subsequently paid in full in the first quarter of 2021.
IAC and Vimeo
Following the Spin-off, the relationship between IAC and Vimeo is governed by a number of agreements. These agreements include a separation agreement; a tax matters agreement; a transition services agreement; an employee matters agreement; and an office lease agreement. The Company and Vimeo are related parties because Mr. Diller is the beneficial owner of more than 10% of the voting interests in both IAC and Vimeo.
At June 30, 2021, Vimeo had no outstanding payables or receivables due to or due from the Company pursuant to the tax sharing agreement. There were no payments to or refunds from Vimeo pursuant to this agreement for the period of May 25, 2021 through June 30, 2021.
For the period of May 25, 2021 through June 30, 2021, Vimeo was charged $0.2 million by IAC for services rendered pursuant to the transition services agreement. At June 30, 2021, there were no outstanding receivables or payables pursuant to the transition services agreement.
Vimeo has an outstanding payable due to the Company of $3.0 million at June 30, 2021 related primarily to reimbursements due to the Company for Vimeo’s participation in the Company’s employee benefit plans. This amount is included in “Other current assets" on the Company’s consolidated balance sheet at June 30, 2021. This amount was paid in full in July 2021.
For the period of May 25, 2021 through June 30, 2021, Vimeo was charged $0.4 million of rent pursuant to the lease agreement. At June 30, 2021 there were no outstanding receivables due from Vimeo pursuant to the lease agreement.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)
IAC and Expedia
The Company and Expedia each have a 50% ownership interest in two aircraft that may be used by both companies. In 2019, the Company and Expedia entered into an agreement to jointly acquire a new corporate aircraft for a total expected cost of $72.7 million (including purchase price and related costs), with each company to bear 50% of such expected cost. The Company paid approximately $23 million in 2019 in connection with the purchase agreement, and the respective share of the balance is due upon delivery of the new aircraft, which is expected to occur in the third quarter of 2021. Members of the aircraft flight crews are employed by an entity in which the Company and Expedia each have a 50% ownership interest. The Company and Expedia have agreed to share costs relating to flight crew compensation and benefits pro-rata according to each company’s respective usage of the aircraft, for which they are separately billed by the entity described above. The Company and Expedia are related parties because Mr. Diller serves as Chairman and Senior Executive of both IAC and Expedia. For the three and six months ended June 30, 2021 and 2020, total payments made to this entity by the Company were not material.
NOTE 13—SUBSEQUENT EVENT
The $250 million ANGI Group Revolving Facility, which otherwise would have expired on November 5, 2023, was terminated effective August 3, 2021. No amounts were ever drawn under the ANGI Group Revolving Facility prior to its termination.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL
Vimeo Spin-off:
On May 25, 2021, IAC completed the spin-off of its full stake in Vimeo to IAC shareholders (which we refer to as the “Spin-off”). Following the Spin-off, Vimeo, Inc. (formerly Vimeo Holdings, Inc. ("Vimeo")) became an independent, separately traded public company. Therefore, Vimeo is presented as a discontinued operation within IAC's consolidated and combined financial statements for all periods prior to May 25, 2021.
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
Management Overview
The Company has majority ownership of Angi Inc., which also includes HomeAdvisor Powered by Angi and Handy, and operates Dotdash and Care.com, among many others.
As used herein, "IAC," the "Company," "we," "our" or "us" and similar terms refer to IAC/InterActiveCorp and its subsidiaries (unless the context requires otherwise).
For a more detailed description of the Company's operating businesses, see "Description of IAC Businesses" included in "Item 1—Business" to the Company's Annual Report on Form 10-K for the year ended December 31, 2020.
Defined Terms and Operating Metrics:
Unless otherwise indicated or as the context otherwise requires, certain terms used in this quarterly report, which include the principal operating metrics we use in managing our business, are defined below:
Reportable Segments (for additional information see "Note 9—Segment Information" to the financial statements included in "Item 1—Consolidated and Combined Financial Statements"):
•Angi Inc. - a publicly traded company that connects quality home service professionals with consumers across 500 different categories, from repairing and remodeling homes to cleaning and landscaping. At June 30, 2021, the Company’s economic interest and voting interest in Angi Inc. were 84.1% and 98.1%, respectively.
•Dotdash - is a portfolio of digital publishing brands that collectively provide expert information and inspiration in select vertical content categories. Dotdash operates in six verticals: Health (Verywell), Finance (Investopedia, the Balance), Home (the Spruce, MyDomaine), Food & Drink (the Spruce Eats, Simply Recipes, Serious Eats, Liquor.com), Beauty & Style (Byrdie, Brides), and Lifestyle (Lifewire, TripSavvy, TreeHugger.com). Through these brands, Dotdash provides original and engaging digital content in a variety of formats, including articles, illustrations, videos and images.
•Search - consists of Ask Media Group, a collection of websites providing general search services and information, and Desktop, which includes our direct-to-consumer downloadable desktop applications and our business-to-business partnership operations.

•Emerging & Other - consists of
◦Care.com, the leading online destination for families to easily connect with caregivers for their children, aging parents, pets and homes and for a wide variety of caregivers to easily connect with families. Care.com's brands include Care@Work, Care.com offerings to enterprises, and HomePay. Care.com acquired Lifecare, a leading provider of family care benefits, on October 27, 2020;

◦Mosaic Group, a leading developer and provider of global subscription mobile applications. Mosaic Group has a portfolio of some of the largest and most popular applications in the following verticals including Communications (RoboKiller, TapeACall), Language (iTranslate, Grammatica), Weather (Clime: NOAA Weather Radar Live, Weather Live), Business (PDF Hero, Scan Hero), Health (Daily Burn, Window - Intermittent Fasting) and Lifestyle (Blossom, Pixomatic); and

◦Bluecrew, Vivian Health (formerly NurseFly), The Daily Beast, Newco (an IAC incubator), IAC Films and, for periods prior to its sale on March 16, 2020, College Humor Media.
Angi Inc.
•Angi Marketplace Revenue - primarily reflects domestic marketplace revenues, including consumer connection revenue for consumer matches, revenue from Angi Services offerings sourced through marketplace platforms, and membership subscription revenue from service professionals.
•Advertising and Other Revenue - primarily includes revenue from service professionals under contract for advertising and membership subscription fees from consumers.
•Angi Services - are Angi Inc.'s pre-priced offerings by which the consumer purchases services directly from Angi Inc. and Angi Inc. engages a service professional to perform the service.
•Marketplace Service Requests - are fully completed and submitted domestic customer service requests and includes Angi Services requests sourced through the marketplace platforms in the period.
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
•Advertising Service Professionals ("Advertising SPs") - are the number of service professionals under contract for advertising at the end of the period.
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

Operating Costs and Expenses:
•Cost of revenue - consists primarily of traffic acquisition costs, which includes (i) payments made to partners who direct traffic to our Ask Media Group websites, who distribute our business-to-business customized browser-based applications and who integrate our paid listings into their websites and (ii) the amortization of fees paid to Apple and Google related to the distribution of apps and the facilitation of in-app purchases of product features. Traffic acquisition costs include payment of amounts based on revenue share and other arrangements. Cost of revenue also includes payments made to independent third party service professionals who perform work contracted under Angi Services arrangements through the Angi Inc. marketplace platforms, compensation expense (including stock-based compensation expense) and other employee-related costs for Care.com customer care and support functions, payments made to workers staffed by Bluecrew, payments made to care providers for Care@Work, hosting fees, credit card processing fees, content costs, and production costs related to IAC Films and College Humor, for periods prior to its sale on March 16, 2020.
•Selling and marketing expense - consists primarily of advertising expenditures, which include online marketing, including through search engines and social media sites, fees paid to third parties that distribute our direct-to-consumer downloadable desktop applications, offline marketing, which is primarily television advertising, partner-related payments to those who direct traffic to the brands within our Angi Inc. segment, and compensation expense (including stock-based compensation expense) and other employee-related costs for Angi Inc.'s sales force and marketing personnel.
•General and administrative expense - consists primarily of compensation expense (including stock-based compensation expense) and other employee-related costs for personnel engaged in executive management, finance, legal, tax, human resources and customer service functions (except for Care.com, which include customer service costs within cost of revenue), fees for professional services (including transaction-related costs related to the MTCH Separation, the Spin-off and acquisitions), rent expense, facilities costs, provision for credit losses, software license and maintenance costs and acquisition-related contingent consideration fair value adjustments (described below). The customer service function at Angi Inc. includes personnel who provide support to its service professionals and consumers.
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
•ANGI Group Revolving Facility - the $250 million ANGI Group revolving credit facility, which otherwise would have expired on November 5, 2023, was terminated effective August 3, 2021. No amounts were ever drawn under the ANGI Group Revolving Facility prior to its termination.

Non-GAAP financial measure:
•Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") - is a non-GAAP financial measure. See "Principles of Financial Reporting" for the definition of Adjusted EBITDA and a reconciliation of net earnings (loss) attributable to IAC shareholders to operating loss to Adjusted EBITDA for the three and six months ended June 30, 2021 and 2020.
Angi Inc.'s Brand Integration Initiative
On March 17, 2021, Angi Inc. updated one of its leading websites and brands, Angie’s List, to Angi, and concentrated its marketing investment in the Angi brand in order to focus its marketing, sales and branding efforts on a single brand.
Angi Inc. relies heavily on free, or organic, search results from search engine optimization and paid search engine marketing to drive traffic to its platforms. This brand initiative has adversely affected the placement and ranking of Angi Inc. websites, particularly Angi.com, in organic search results as Angi does not have the same domain history as Angie’s List. In addition, Angi Inc. shifted marketing to support Angi, away from HomeAdvisor, which has negatively affected the efficiency of its search engine marketing efforts.
During the second quarter of 2021, these efforts had a pronounced negative impact on Marketplace Service Requests from organic search results, and from Angi Inc.'s mobile applications, which in turn has resulted in increased paid search engine marketing to generate Marketplace Service Requests. The combined effect of this during the three months ended June 30, 2021, has reduced revenue and increased marketing spend, materially more than expected at the launch of the brand initiative in the first quarter of 2021 and more significantly than our forecasts at the beginning of May 2021. Angi Inc. expects the pronounced negative impact to organic search results, the increased paid search engine marketing costs and the reduced monetization from our mobile applications to continue until such time as the new brand establishes search engine optimization ranking and consumer awareness is established.
Angi Services Investment
Angi Services was launched in August 2019 and for the three and six months ended June 30, 2021 revenue grew 127% and 96%, respectively, versus the comparable prior year periods. Angi Inc. has invested significantly in Angi Services and expects to continue to do so going forward. In the second half of 2021, Angi Inc. expects significant revenue growth at Angi Services as it expands the business, refines the overall experience, and increase penetration in certain geographies. This increased investment in Angi Services has contributed to lower profitability for Angi Inc. for the three and six months ended June 30, 2021 and is expected to continue to negatively impact profits through the remainder of 2021.
Certain Risks and Concentrations—Services Agreement with Google (the "Services Agreement")
A meaningful portion of the Company's revenue (and a substantial portion of IAC's net cash from operating activities attributable to continuing operations that it can freely access) is attributable to the Services Agreement. In addition, the Company earns certain other advertising revenue from Google that is not attributable to the Services Agreement. For the three and six months ended June 30, 2021, total revenue earned from Google was $169.6 million and $341.4 million, respectively, representing 20% and 21%, respectively, of the Company's revenue. For the three and six months ended June 30, 2020, total revenue earned from Google was $114.4 million and $253.2 million, respectively, representing 17% and 20%, respectively, of the Company's revenue. The related accounts receivable totaled $58.7 million and $61.9 million at June 30, 2021 and December 31, 2020, respectively.
The total revenue earned from the Services Agreement for the three and six months ended June 30, 2021 was $150.8 million and $303.3 million, respectively, representing 18% and 19%, respectively, of the Company's total revenue. The total revenue earned from the Services Agreement for the three and six months ended June 30, 2020 was $104.2 million and $230.7 million, respectively, representing 16% and 18%, respectively, of the Company's total revenue.

The revenue attributable to the Services Agreement is earned by Ask Media Group and the Desktop business, both within the Search segment. For the three and six months ended June 30, 2021, revenue earned from the Services Agreement was $123.2 million and $244.6 million, respectively, within Ask Media Group and $27.6 million and $58.7 million, respectively, within the Desktop business. For the three and six months ended June 30, 2020, revenue earned from the Services Agreement was $67.0 million and $147.5 million, respectively, within Ask Media Group and $37.2 million and $83.3 million, respectively, within the Desktop business.
The Services Agreement expires on March 31, 2023; provided that during each September, either party may, after discussion with the other party, terminate the Services Agreement, effective on September 30 of the year following the year such notice is given. Neither party gave notice to the other party to terminate the Services Agreement pursuant to this provision in September 2020. The Services Agreement requires that the Company comply with certain guidelines promulgated by Google. Google may generally unilaterally update its policies and guidelines without advance notice. These updates may be specific to the Services Agreement or could be more general and thereby impact the Company as well as other companies. These policy and guideline updates have in the past and could in the future require modifications to, or prohibit and/or render obsolete certain of our products, services and/or business practices, which have been and could be costly to address and have had and in the future could have an adverse effect on our financial condition and results of operations. As described below, Google has made changes to the policies under the Services Agreement and has also made industry-wide changes that have negatively impacted the Desktop business-to-consumer ("B2C") business and it may do so in the future.
Certain industry-wide policy changes became effective on August 27, 2020. These industry-wide changes, combined with increased enforcement of policies under the Services Agreement, have had a negative impact on the results of operations of the B2C business. In addition, during the fourth quarter of 2020, Google suspended services with respect to some B2C's products and may do so with respect to other products in the future. As a result, the B2C business elected to modify certain marketing strategies in early January 2021. Subsequently, Google informed us of another policy change in the first quarter of 2021 that became effective on May 10, 2021. We anticipated that this Google policy change would eliminate our ability to successfully introduce and market new B2C products that would be profitable. Therefore, we undertook cost reduction measures and we effectively eliminated all marketing of B2C products beginning in March 2021. This elimination of marketing has and will positively impact profitability in 2021 because revenue from B2C products is earned over multiple periods beyond just the period in which the initial marketing is incurred and following the cessation of the introduction of new products in March 2021, the B2C revenue stream relates solely to the then existing installed base of products. For the three months ended June 30, 2021, B2C revenue declined by $11.3 million to $20.9 million while Desktop operating income increased by $10.7 million to $14.4 million versus the comparable prior year period. In the second half of 2021, we expect this trend to continue and B2C revenue to decline substantially while Desktop operating income, excluding the third quarter 2020 goodwill and intangible asset impairment charges, will increase modestly versus the comparable prior year period. Beyond 2021, we expect the revenue and profits of the B2C business and Desktop, respectively, to decline significantly.
COVID-19 Update
The impact on the Company from the COVID-19 pandemic and the measures designed to contain its spread has been varied and volatile.

As previously disclosed, the initial impact of COVID-19 on the businesses in IAC's Angi Inc. segment resulted in a decline in demand for service requests, driven primarily by decreases in demand in certain categories of jobs (particularly discretionary indoor projects). While these businesses have experienced a rebound in service requests in the second half of 2020 and the first half of 2021, many service professionals' businesses had been adversely impacted by labor and material constraints and many service professionals had limited capacity to take on new business, which negatively impacted the ability of these businesses to monetize this increased level of service requests through the first quarter of 2021. Although Angi Inc.'s ability to monetize service requests rebounded modestly in the second quarter of 2021, it is still not back to levels it experienced pre-COVID-19. No assurances can be provided that such Angi Inc. will continue to be able to improve monetization, or that service professionals' businesses will not be adversely impacted in the future. The Search segment has experienced an increase in revenue in the first and second quarter of 2021 compared to the prior year due, in part, to lower advertising rates in 2020 due to the impact of COVID-19. The volatile nature of our operating results in 2020 due to COVID-19 will impact the comparability of our year-over-year results of operations.
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
The extent to which developments related to the COVID-19 pandemic and measures designed to curb its spread continue to impact the Company’s business, financial condition and results of operations will depend on future developments, all of which are highly uncertain and many of which are beyond the Company’s control, including the continuing spread of COVID-19, the severity of resurgences of COVID-19 caused by variant strains of the virus, the effectiveness of vaccines and attitudes toward receiving them, materials and supply chain constraints, labor shortages, the scope of governmental and other restrictions on travel, discretionary services and other activity, and public reactions to these developments.

Results of Operations for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020
Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	$ Change	% Change	2020	2021	$ Change	% Change	2020
	(Dollars in thousands)
Angi Inc.	$420,988	$45,927	12%	$375,061	$808,017	$89,306	12%	$718,711
Dotdash	73,333	28,712	64%	44,621	138,754	50,013	56%	88,741
Search	183,607	52,344	40%	131,263	364,641	78,959	28%	285,682
Emerging & Other	151,656	43,529	40%	108,127	304,812	111,643	58%	193,169
Inter-segment eliminations	(37)	8	15%	(45)	(107)	(47)	(82)%	(60)
Total	$829,547	$170,520	26%	$659,027	$1,616,117	$329,874	26%	$1,286,243
For the three months ended June 30, 2021 compared to the three months ended June 30, 2020
•Angi Inc. revenue increased 12% to $421.0 million driven by Marketplace Revenue growth of $34.4 million, or 12%, growth of $8.1 million, or 13%, in Advertising and Other Revenue and an increase of $3.4 million, or 19%, at the European businesses. The increase in Marketplace Revenue is due to an increase in Angi Services revenue of $40.7 million, or 127%, due primarily to an 11% increase in Marketplace Monetized Transactions to 5.0 million, despite Marketplace Service Requests being flat. Advertising and Other Revenue increased due primarily to an increase in Angi revenue driven by an 6% increase in Advertising SPs to forty thousand. The revenue increase at the European businesses was due to strong growth in its largest markets due to increased consumer demand and the favorable impact of the weakening of the U.S. dollar relative to the Euro and British Pound.
•Dotdash revenue increased 64% to $73.3 million due to growth of $18.3 million, or 69%, in Display Advertising Revenue and $10.4 million, or 58%, higher Performance Marketing Revenue. The growth in Display Advertising Revenue was driven by an increase in advertising sold at favorable rates through our direct sales and programmatic channels as the prior year rates were negatively impacted by COVID-19. The increase in Performance Marketing Revenue was due primarily to growth in both affiliate commerce commission revenue and performance marketing commission revenue due to increased online sales and new performance marketing products.
•Search revenue increased 40% to $183.6 million due to growth of $62.8 million, or 72%, from Ask Media Group, partially offset by a decrease of $10.5 million, or 24%, from Desktop. The increase in Ask Media Group revenue was due to growth in paid traffic and an increase in advertising rates in 2021 as the prior year rates were negatively impacted by COVID-19. The decrease in Desktop revenue was due primarily to the Google policy changes in the fourth quarter of 2020 and the first quarter of 2021 described above under "Certain Risks and Concentrations—Services Agreement with Google (the "Services Agreement")."
•Emerging & Other revenue increased 40% to $151.7 million due primarily to an increase in revenue from Care.com driven, in part, by the addition of Lifecare, acquired in October 2020, and increases in revenue from Bluecrew, Mosaic Group, The Daily Beast and Vivian Health.
For the six months ended June 30, 2021 compared to the six months ended June 30, 2020

•Angi Inc. revenue increased 12% to $808.0 million driven by Marketplace Revenue growth of $66.7 million, or 12%, growth of $12.7 million, or 10%, in Advertising and Other Revenue and an increase of $9.9 million, or 27%, at the European businesses. The increase in Marketplace Revenue is due to an increase in Angi Services revenue of $62.5 million, or 96%, due primarily to an increase of 12% in Marketplace Service Requests to 17.1 million, resulting in a 14% increase in Marketplace Monetized Transactions to 9.2 million, slightly outpacing the increase in Marketplace Service Requests. The increase in Advertising and Other Revenue was due to the factor described above in the three-month discussion. The revenue increase at the European businesses was due to strong growth across all of its markets due to increased consumer demand and the favorable impact of the weakening of the U.S. dollar relative to the Euro and British Pound.
•Dotdash revenue increased 56% to $138.8 million due to growth of $25.6 million, or 45%, in Display Advertising Revenue and $24.4 million, or 76%, higher Performance Marketing Revenue. The increase in both Display Advertising Revenue and Performance Marketing Revenue were due to the factors described above in the three-month discussion.
•Search revenue increased 28% to $364.6 million due to growth of $105.8 million, or 56%, from Ask Media Group, partially offset by a decrease of $26.8 million, or 28%, from Desktop. The increase in Ask Media Group revenue and the decrease in Desktop revenue were due to the factors described above in the three-month discussion.
•Emerging & Other revenue increased 58% to $304.8 million due primarily to the contribution of Care.com, acquired February 11, 2020, the addition of Lifecare, acquired by Care.com in October 2020, and increases in revenue from IAC Films, Bluecrew, Mosaic Group and Daily Beast.
Cost of revenue (exclusive of depreciation shown separately below)

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	$ Change	% Change	2020	2021	$ Change	% Change	2020
	(Dollars in thousands)
Cost of revenue (exclusive of depreciation shown separately below)	250,207	$94,361	61%	155,846	$471,024	$154,058	49%	$316,966
As a percentage of revenue	30%			24%	29%			25%
For the three months ended June 30, 2021 compared to the three months ended June 30, 2020
Cost of revenue in 2021 increased from 2020 due to increases of $51.3 million from Search, $28.7 million from Angi Inc. and $7.8 million from Emerging & Other.
•The Search increase was primarily due to an increase of $50.0 million in traffic acquisition costs at Ask Media Group resulting from the increase in revenue.
•The Angi Inc. increase was due primarily to the growth of Angi Services, resulting in higher payments made to independent third-party service professionals who perform work contracted under Angi Services arrangements to complete service requests from consumers.
•The Emerging & Other increase was due primarily to $5.9 million of expense from the inclusion of Lifecare, $3.6 million in payments made to workers staffed by Bluecrew resulting from an increase in revenue and $2.3 million in production costs at IAC Films due to recent theatrical releases, partially offset by a decrease of $5.9 million at Care.com related to a change from gross to net revenue recognition for certain Care@Work contracts.
For the six months ended June 30, 2021 compared to the six months ended June 30, 2020
Cost of revenue in 2021 increased from 2020 due to increases of $76.1 million from Search, $49.3 million from Angi Inc. and $19.4 million from Emerging & Other.
•The Search increase was primarily due to an increase of $76.5 million in traffic acquisition costs at Ask Media Group resulting from the increase in revenue.

•The Angi Inc. increase was due primarily to growth of Angi Services and payments made to independent third party service professionals described above in the three-month discussion.
•The Emerging & Other increase was due primarily to $12.7 million of expense from the inclusion of Lifecare, $4.3 million in payments made to workers staffed by Bluecrew resulting from an increase in revenue and $4.2 million in production costs at IAC Films due to recent theatrical releases, partially offset by a decrease of $1.1 million at College Humor Media due to its sale during the first quarter of 2020.
Selling and marketing expense

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	$ Change	% Change	2020	2021	$ Change	% Change	2020
	(Dollars in thousands)
Selling and marketing expense	341,035	$58,390	21%	282,645	$653,573	$87,411	15%	$566,162
As a percentage of revenue	41%			43%	40%			44%
For the three months ended June 30, 2021 compared to the three months ended June 30, 2020
Selling and marketing expense in 2021 increased from 2020 due to increases of $49.0 million from Angi Inc., $17.3 million from Emerging & Other and $6.2 million from Dotdash, partially offset by a decrease of $14.0 million from Search.
•The Angi Inc. increase was due primarily to increases in advertising expense of $30.8 million, compensation expense of $13.7 million, and consulting costs of $4.3 million. The increase in advertising expense was due principally to increases of $24.1 million in online marketing and $6.4 million in television spend. The increase in online marketing spend was attributable to the brand integration initiative described above under "Angi Inc.'s Brand Integration Initiative." The increase in television spend in 2021 reflects the return to historical spending amounts as compared to the cost cutting initiatives experienced during the second quarter of 2020 due to the impact of COVID-19. The increase in compensation expense was due primarily to increased commission expense and an increase in sales force headcount. The increase in consulting costs was due primarily to various sales initiatives at Angi Services.
•The Emerging & Other increase was due primarily to increases of $9.4 million in online marketing and television spend at Care.com, $2.4 million in online marketing at Mosaic Group and $1.9 million in expense from the inclusion of Lifecare.
•The Dotdash increase was due primarily to increases in online advertising expense of $3.7 million and compensation expense of $2.1 million. The increase in compensation expense was primarily due to higher headcount.
•The Search decrease was due primarily to a decrease in marketing of $19.4 million at Desktop as it eliminated all marketing of its B2C products beginning in early March 2021 due primarily to the Google policy changes in the fourth quarter of 2020 and the first quarter of 2021 described above under "Certain Risks and Concentrations—Services Agreement with Google (the "Services Agreement"), partially offset by an increase of $5.0 million in online marketing at Ask Media Group.
For the six months ended June 30, 2021 compared to the six months ended June 30, 2020
Selling and marketing expense in 2021 increased from 2020 due to increases of $64.9 million from Angi Inc., $29.3 million from Emerging & Other and $9.8 million from Dotdash, partially offset by a decrease of $16.6 million from Search.

•The Angi Inc. increase was due primarily to increases in advertising expense of $36.7 million, compensation expense of $22.1 million and outsourced personnel and consulting costs of $7.2 million. The increase in advertising expense was due primarily to an increase of $48.2 million in online marketing, partially offset by a decrease of $10.2 million in television spend. The increase in online marketing spend was due primarily to the "Angi Inc. Brand Integration Initiative" described above. The decrease in television spend was due primarily to reduced spend in the first quarter of 2021 compared to the prior year period in anticipation of the aforementioned "Angi Inc. Brand Integration Initiative" described above. The increase in compensation expense was due primarily to increased commission expense and an increase in sales force headcount, partially offset by lower compensation expense in France due to headcount reductions in the third quarter of 2020. The increase in outsourced personnel and consulting costs was due primarily to various sales initiatives at Angi Services.
•The Emerging & Other increase was due primarily to increases of $15.6 million in online marketing and television spend at Care.com, $2.7 million in online marketing at Mosaic Group and $3.7 million in expense from the inclusion of Lifecare.
•The Dotdash increase was due primarily to increases in online advertising expense of $5.2 million and compensation expense of $4.2 million. The increase in compensation expense was primarily due to higher headcount.
•The Search decrease was due primarily to a decrease in marketing of $34.6 million at Desktop as it substantially reduced marketing of its B2C products in January 2021 and the subsequent elimination all marketing of B2C products beginning in early March 2021 as a result of Google policy changes, partially offset by an increase of $16.1 million in online marketing at Ask Media Group.
General and administrative expense

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	$ Change	% Change	2020	2021	$ Change	% Change	2020
	(Dollars in thousands)
General and administrative expense	174,711	$(57,042)	(25)%	231,753	$337,871	$(55,199)	(14)%	$393,070
As a percentage of revenue	21%			35%	21%			31%
For the three months ended June 30, 2021 compared to the three months ended June 30, 2020
General and administrative expense in 2021 decreased from 2020 due to a decrease of $83.6 million from Corporate, partially offset by increases of $22.0 million from Angi Inc and $4.6 million from Emerging & Other.
•The Corporate decrease was due primarily to the inclusion in 2020 of $51.2 million in stock-based compensation expense related to modification charges from the MTCH Separation, a $25 million contribution to the IAC Fellows endowment and $11.2 million in transaction-related costs related to the MTCH Separation.
•The Angi Inc. increase was due primarily to $9.6 million in one-time costs as a result of Angi Inc. reducing its real estate footprint, $8.5 million increase in professional fees and $2.1 million increase in the provision for credit losses. The real estate related costs are the result of impairments of right-of-use lease assets, leasehold improvements and furniture and equipment associated with office space it is vacating. The increase in professional fees is due primarily to an increase in outsourced personnel costs, legal fees, and recruiting fees. The increase in outsourced personnel costs is due primarily to an increase in call volume related to Angi Inc.'s customer service function. The increase in the provision for credit losses is driven by higher Marketplace Revenue.
•The Emerging & Other increase was due primarily to $3.2 million of expense from the inclusion of Lifecare and an increase of $1.8 million in compensation expense at Care.com due primarily to an increase in headcount.
For the six months ended June 30, 2021 compared to the six months ended June 30, 2020
General and administrative expense in 2021 decreased from 2020 due to a decrease of $82.5 million from Corporate, partially offset by increases of $15.6 million from Angi Inc. and $14.1 million from Emerging & Other.

•The Corporate decrease was due primarily to a decrease of $42.6 million in stock-based compensation expense, a $25 million contribution to the IAC Fellows endowment included in the prior year period and a decrease in transaction-related costs ($18.7 million related to the MTCH Separation in 2020 compared to $5.1 million in connection with the Spin-off in 2021). The decrease in stock-based compensation is due primarily to the inclusion in 2020 of $51.2 million in modification charges related to the MTCH Separation, partially offset by the issuance of new equity awards since 2020.
•The Angi Inc. increase was due primarily to an increase of $12.0 million in professional fees, $9.6 million in one-time costs related to Angi Inc. reducing its real estate footprint described above in the three-month discussion, $3.4 million increase in the provision for credit losses, and $2.3 million increase in software and maintenance costs, partially offset by a decrease of $15.5 million in compensation expense. The increase in professional fees and provision for credit losses were due primarily to the factors described above in the three-month discussion. The increase in software license and maintenance expense was due primarily to increased investment in software to support Angi Inc.'s customer service function. The decrease in compensation expense was due primarily to a decrease in stock-based compensation expense of $28.6 million, partially offset by $6.1 million in wage related expenses resulting primarily from annual wage increases and a $6.0 million charge related to the acquisition of an additional 21% interest in MyBuilder at a premium to fair value. The decrease in stock-based compensation expense was due primarily to $17.3 million in stock appreciation rights expense recognized in the first half of 2020 which was not incurred in 2021 as the awards became fully vested in 2020 and a net decrease of $7.7 million due to the reversal of previously recognized expense related to unvested awards that were forfeited due to management departures in the first quarter of 2021, partially offset by the issuance of new equity awards since 2020.

•The Emerging & Other increase was due primarily to $7.3 million of expense from the inclusion of Lifecare, the inclusion in 2020 of income of $6.9 million in acquisition-related contingent consideration fair value adjustments due to the decrease in the expected amount of contingent consideration to be paid out in connection with a previous Mosaic Group acquisition, and an increase of $5.4 million in compensation expense at Care.com due primarily to an increase in headcount, partially offset by a decrease of $2.6 million in compensation expense at Mosaic Group.
Product development expense

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	$ Change	% Change	2020	2021	$ Change	% Change	2020
	(Dollars in thousands)
Product development expense	61,266	$14,928	32%	46,338	$122,526	$29,076	31%	$93,450
As a percentage of revenue	7%			7%	8%			7%
For the three months ended June 30, 2021 compared to the three months ended June 30, 2020
Product development expense in 2021 increased from 2020 due to increases of $6.0 million from Dotdash, $4.9 million from Emerging & Other and $3.3 million from Angi Inc.
•The Dotdash increase was due primarily to an increase of $4.7 million in compensation expense due to higher headcount.
•The Emerging & Other increase was due primarily to an increase of $3.0 million in outsourced personnel costs at Care.com and $0.7 million in expense from the inclusion of Lifecare. The increase in outsourced personnel costs at Care.com is primarily due to enhancing existing product offerings and developing new products.
•The Angi Inc. increase was due primarily to an increase of $2.4 million in compensation expense driven by fewer projects being capitalized at the European businesses and higher salary expense, due, in part, to increased headcount.
For the six months ended June 30, 2021 compared to the six months ended June 30, 2020
Product development expense in 2021 increased from 2020 due to increases of $14.3 million from Emerging & Other, $9.6 million from Dotdash and $4.3 million from Angi Inc.

•The Emerging & Other increase was due primarily to increases of $5.6 million and $4.4 million in outsourced personnel costs and compensation expense at Care.com and $2.8 million in expense from the inclusion of Lifecare. The increase in compensation expense at Care.com is primarily due to an increase in headcount. The increase in outsourced personnel costs is due primarily to the factors described above in the three-months discussion.
•The Dotdash increase was due primarily to increases of $8.2 million in compensation expense and $1.6 million in expense for third-party contractors. The increase in compensation expense is due to higher headcount.
•The Angi Inc. increase was due primarily to an increase of $3.1 million in compensation expense due primarily to the factors described above in the three-month discussion.
Depreciation

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	$ Change	% Change	2020	2021	$ Change	% Change	2020
	(Dollars in thousands)
Depreciation	$17,112	$610	4%	$16,502	$36,298	$4,362	14%	$31,936
As a percentage of revenue	2%			3%	2%			2%
For the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020
Depreciation in 2021 increased from 2020 due primarily to the investments in Angi Inc. capitalized software.
Operating (loss) income

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	$ Change	% Change	2020	2021	$ Change	% Change	2020
	(Dollars in thousands)
Angi Inc.	$(32,731)	$(50,375)	NM	$17,644	$(32,622)	$(33,970)	NM	$1,348
Dotdash	19,174	11,498	150%	7,676	37,301	27,214	270%	10,087
Search	25,662	16,881	192%	8,781	44,048	255,830	NM	(211,782)
Emerging & Other	(2,701)	6,285	70%	(8,986)	(1,707)	25,149	94%	(26,856)
Corporate	(37,824)	84,736	69%	(122,560)	(82,670)	83,465	50%	(166,135)
Total	$(28,420)	$69,025	71%	$(97,445)	$(35,650)	$357,688	91%	$(393,338)

As a percentage of revenue	(3)%			(15)%	(2)%			(31)%
For the three months ended June 30, 2021 compared to the three months ended June 30, 2020
Operating loss decreased $69.0 million to a loss of $28.4 million due primarily to decreases of $53.8 million in stock-based compensation expense and $9.8 million in amortization of intangibles and an increase in Adjusted EBITDA of $6.7 million, described below. The decrease in stock-based compensation expense was due to the inclusion in 2020 of $52.1 million in modification charges related to the MTCH Separation. The decrease in amortization of intangibles was due primarily to certain intangible assets becoming fully amortized in 2020, partially offset by an increase in amortization related to the recent acquisition of Lifecare.
For the six months ended June 30, 2021 compared to the six months ended June 30, 2020

Operating loss decreased $357.7 million to a loss of $35.7 million due primarily to the inclusion in 2020 of a goodwill impairment of $212.0 million and $21.4 million in indefinite-lived intangible asset impairments at Search related to the Desktop business, a decrease of $70.9 million in stock-based compensation expense, an increase in Adjusted EBITDA of $50.6 million, described below, and a decrease of $14.1 million in amortization of intangibles, excluding the Desktop impairment noted above, partially offset by the inclusion in 2020 of $6.9 million of income in acquisition-related contingent consideration fair value adjustments and an increase of $4.4 million in depreciation. The goodwill and the indefinite-lived intangible asset impairments in 2020 at the Desktop business were primarily due to lower consumer queries, increasing challenges in monetization and the reduced ability to market profitably due to browser policy changes implemented by Google and other browsers. The effects of COVID-19 on monetization were an additional factor. The decrease in stock-based compensation expense was due primarily to factors described above in the general and administrative expense discussion. The overall decrease in amortization of intangibles of $35.5 million was due principally to the inclusion in 2020 of indefinite-lived intangible asset impairments related to the Desktop business noted above and certain intangible assets becoming fully amortized during 2020, partially offset by an increase in amortization related to recent acquisitions (Care.com and Lifecare). The increase in depreciation was due primarily to the investments in Angi Inc. capitalized software.
At June 30, 2021, there was $323.4 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 5.7 years.
Adjusted EBITDA

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	$ Change	% Change	2020	2021	$ Change	% Change	2020
	(Dollars in thousands)				(Dollars in thousands)
Angi Inc.	$(4,442)	$(62,378)	NM	$57,936	$18,744	$(73,589)	(80)%	$92,333
Dotdash	20,549	8,437	70%	12,112	40,471	21,348	112%	19,123
Search	25,670	16,226	172%	9,444	44,056	21,482	95%	22,574
Emerging & Other	6,891	9,519	NM	(2,628)	18,855	41,442	NM	(22,587)
Corporate	(22,289)	34,905	61%	(57,194)	(48,637)	39,889	45%	(88,526)
Total	$26,379	$6,709	34%	$19,670	$73,489	$50,572	221%	$22,917

As a percentage of revenue	3%			3%	5%			2%
For a reconciliation of net earnings (loss) attributable to IAC shareholders to operating loss to Adjusted EBITDA, see "Principles of Financial Reporting." For a reconciliation of operating (loss) income to Adjusted EBITDA for the Company's reportable segments, see "Note 9—Segment Information" to the financial statements included in "Item 1—Consolidated and Combined Financial Statements."
For the three months ended June 30, 2021 compared to the three months ended June 30, 2020
•Angi Inc. Adjusted EBITDA decreased $62.4 million to a loss of $4.4 million, despite higher revenue, due primarily to increases of $30.8 million in advertising expense due to its brand integration initiative and $28.7 million in cost of revenue resulting from continued growth in Angi Services, and $9.6 million in one-time costs as a result of Angi Inc. reducing its real estate footprint.
•Dotdash Adjusted EBITDA increased 70% to $20.5 million due primarily to higher revenue, partially offset by increases in compensation expense and advertising expense.
•Search Adjusted EBITDA increased 172% to $25.7 million due to an increase in Ask Media Group revenue and the decrease of $19.4 million in marketing at Desktop as it eliminated all marketing of its B2C products beginning in early March 2021 as a result of Google policy changes in the fourth quarter of 2020 and the first quarter of 2021 described above under "Certain Risks and Concentrations—Services Agreement with Google (the "Services Agreement")."

•Emerging & Other Adjusted EBITDA increased $9.5 million to $6.9 million from a loss of $2.6 million due primarily to increased revenue at Care.com, $6.8 million in transaction-related items in 2020 from the Care.com acquisition (including $4.6 million in deferred revenue write-off's and $2.2 million in transaction-related costs) and profits in the current year compared to losses in the prior year at IAC Films.
•Corporate Adjusted EBITDA loss decreased 61% to $22.3 million due primarily to the inclusion in 2020 of the $25 million contribution to the IAC Fellows endowment and $11.2 million in costs related to the MTCH Separation.
For the six months ended June 30, 2021 compared to the six months ended June 30, 2020
•Angi Inc. Adjusted EBITDA decreased 80% to $18.7 million, despite higher revenue, due primarily to the factors described above in the three month discussion and an increase in compensation expense due to increased commission expense and headcount, a $6.0 million charge related to the acquisition of an additional 21% interest in MyBuilder at a premium to fair value, $4.0 million in expense related to impairments at the Fixd Services business and from management changes in the first quarter of 2021, and an increase of $3.4 million in provision for credit losses due to higher Marketplace Revenue.
•Dotdash Adjusted EBITDA increased 112% to $40.5 million due primarily to higher revenue and a decrease in the provision for credit losses, which had been established in the first quarter of 2020 in response to COVID-19, partially offset by increases in compensation expense, expense for third-party contractors and advertising expense.
•Search Adjusted EBITDA increased 95% to $44.1 million due to an increase in Ask Media Group revenue and the decrease of $34.6 million in marketing at Desktop as it substantially reduced marketing of its B2C products in January 2021 and the subsequent elimination all marketing of B2C products beginning in early March 2021 as a result of Google policy changes.
•Emerging & Other Adjusted EBITDA increased $41.4 million to $18.9 million from a loss of $22.6 million due primarily to increased revenue at Care.com, $20.3 million in transaction-related items in 2020 from the Care.com acquisition (including $13.3 million in deferred revenue write-offs and $7.0 million in transaction-related costs) and profits in the current year compared to losses in the prior year at IAC Films.
•Corporate Adjusted EBITDA loss decreased 45% to $48.6 million due primarily to the inclusion in 2020 of the $25 million contribution to the IAC Fellows endowment and $18.7 million in costs related to the MTCH Separation, partially offset by $5.1 million in costs related to the Spin-off.
Interest expense

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	$ Change	% Change	2020	2021	$ Change	% Change	2020
	(Dollars in thousands)
Interest expense	$5,814	$4,259	274%	$1,555	$12,431	$8,659	230%	$3,772
For the three months ended June 30, 2021 compared to the three months ended June 30, 2020
Interest expense in 2021 increased from 2020 due primarily to the issuance of the ANGI Group Senior Notes in August 2020, partially offset by a decrease in interest expense on the ANGI Group Term Loan due to the repayment during the second quarter of 2021.
For the six months ended June 30, 2021 compared to the six months ended June 30, 2020
Interest expense in 2021 increased from 2020 due primarily to the issuance of the ANGI Group Senior Notes in August 2020, partially offset by a decrease in interest expense on the ANGI Group Term Loan due to lower interest rates and the decrease in the average outstanding balance compared to the prior year period.

Unrealized gain (loss) on investment in MGM Resorts International

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	$ Change	% Change	2020	2021	$ Change	% Change	2020
	(Dollars in thousands)
Unrealized gain (loss) on investment in MGM Resorts International	$275,098	$299,816	NM	$(24,718)	$657,638	$682,356	NM	$(24,718)
For the three months ended June 30, 2021 compared to the three months ended June 30, 2020
The Company recognized an unrealized gain of $275.1 million and an unrealized loss of $24.7 million on its investment in MGM Resorts International ("MGM") during the second quarter of 2021 and 2020, respectively. During the second and third quarters of 2020, the Company purchased a total of 59.0 million shares of MGM.
For the six months ended June 30, 2021 compared to the six months ended June 30, 2020
The Company recognized an unrealized gain of $657.6 million and an unrealized loss of $24.7 million on its investment in MGM during the first six months of 2021 and 2020, respectively.
Other income (expense), net

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	$ Change	% Change	2020	2021	$ Change	% Change	2020
	(Dollars in thousands)
Other income (expense), net	$50,286	$46,975	1,418%	$3,311	$53,849	$107,926	NM	$(54,077)
For the three months ended June 30, 2021 and 2020
Other income, net in 2021 includes: an unrealized increase of $42.5 million in the estimated fair value of a warrant; an unrealized gain of $10.7 million related to one of the Company’s investments following its initial public offering, partially offset by the write-off of $1.1 million of deferred debt issuance costs related to the ANGI Group Term Loan, which was repaid in its entirety during the second quarter of 2021.
Other income, net in 2020 includes: $1.6 million of net foreign currency exchange gains and $1.1 million of interest income.
For the six months ended June 30, 2021 and 2020
Other income, net in 2021 includes: an unrealized increase of $55.3 million in the estimated fair value of a warrant; an unrealized gain of $10.7 million related to one of the Company’s investments described above in the three-month discussion; partially offset by $11.1 million of foreign exchange losses primarily relating to the substantial liquidation of certain foreign subsidiaries and the write-off of $1.1 million of deferred debt issuance costs related to the ANGI Group Term Loan.
Other expense, net in 2020 includes: $51.5 million in impairments related to investments in equity securities without readily determinable fair values and $7.5 million in impairments of a note receivable and a warrant related to certain investees due to the impact of COVID-19; and $5.6 million of interest income.
Income tax (provision) benefit

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	$ Change	% Change	2020	2021	$ Change	% Change	2020
	(Dollars in thousands)
Income tax (provision) benefit	$(87,825)	$(122,228)	NM	$34,403	$(141,136)	$(212,516)	NM	$71,380
Effective income tax rate	30%			29%	21%			15%
For further details of income tax matters, see "Note 2—Income Taxes" to the financial statements included in "Item 1. Consolidated and Combined Financial Statements."

For the three months ended June 30, 2021 compared to the three months ended June 30, 2020
In 2021, the effective income tax rate was higher than the statutory rate of 21% due primarily to an increase in the valuation allowance on beginning-of-the-year deferred tax assets related to the Spin-off and state taxes, partially offset by excess tax benefits generated by the exercise and vesting of stock-based awards.
In 2020, the income tax benefit represented an effective tax rate of 29%. The effective income tax rate was higher than the statutory rate of 21% due primarily to excess tax benefits generated by the exercise and vesting of stock-based awards and the recognition of amortizable tax basis for certain assets related to an intercompany transaction, partially offset by an unbenefited unrealized loss related to our investment in MGM.
For the six months ended June 30, 2021 compared to the six months ended June 30, 2020
In 2021, the effective income tax rate was the same as the statutory rate of 21% due to excess tax benefits generated by the exercise and vesting of stock-based awards, offset by an increase in the valuation allowance on beginning-of-the-year deferred tax assets related to the Spin-off and state taxes.
In 2020, the income tax benefit represented an effective tax rate of 15%. The effective income tax rate was lower than the statutory rate of 21% due primarily to the non-deductible portion of the Desktop goodwill impairment charge and unbenefited losses related to other investment impairments, partially offset by a revaluation of net operating loss deferred taxes due to the Coronavirus Aid, Relief, and Economic Security Act and excess tax benefits generated by the exercise and vesting of stock-based awards.
Net loss (earnings) attributable to noncontrolling interests

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	$ Change	% Change	2020	2021	$ Change	% Change	2020
	(Dollars in thousands)
Net loss (earnings) attributable to noncontrolling interests	$3,219	$5,272	NM	$(2,053)	$3,446	$3,127	979%	$319
Net loss (earnings) attributable to noncontrolling interests in 2021 and 2020 primarily represents the publicly-held interest in Angi Inc.'s earnings. Net loss (earnings) attributable to noncontrolling interests in 2021 includes a third party interest in a subsidiary that holds the Company's investment that recorded a $10.7 million unrealized gain in the three months ended June 30, 2021 following its initial public offering.

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
The following table reconciles net earnings (loss) attributable to IAC shareholders to operating loss to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Net earnings (loss) attributable to IAC shareholders	$194,757	$(96,117)	$523,885	$(424,316)
Add back:
Net (loss) earnings attributable to noncontrolling interests	(3,219)	2,053	(3,446)	(319)
Loss from discontinued operations, net of tax	11,787	8,060	1,831	20,110
Income tax provision (benefit)	87,825	(34,403)	141,136	(71,380)
Other (income) expense, net	(50,286)	(3,311)	(53,849)	54,077
Unrealized (gain) loss on investment in MGM Resorts International	(275,098)	24,718	(657,638)	24,718
Interest expense	5,814	1,555	12,431	3,772
Operating loss	(28,420)	(97,445)	(35,650)	(393,338)
Add back:
Stock-based compensation expense	24,051	77,861	42,366	113,240
Depreciation	17,112	16,502	36,298	31,936
Amortization of intangibles	13,636	23,388	30,475	66,024
Acquisition-related contingent consideration fair value adjustments	—	(636)	—	(6,918)
Goodwill impairment	—	—	—	211,973
Adjusted EBITDA	$26,379	$19,670	$73,489	$22,917
For a reconciliation of operating (loss) income to Adjusted EBITDA for the Company's reportable segments, see "Note 9—Segment Information" to the financial statements included in "Item 1—Consolidated and Combined Financial Statements."

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

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Position

	June 30, 2021	December 31, 2020
	(In thousands)
Angi Inc. cash and cash equivalents and marketable debt securities:
United States	$563,024	$793,679
All other countries	21,236	19,026
Total cash and cash equivalents	584,260	812,705
Marketable debt securities (United States)	—	49,995
Total Angi Inc. cash and cash equivalents and marketable debt securities	584,260	862,700

IAC (excluding Angi Inc.) cash and cash equivalents and marketable securities:
United States	2,819,709	2,466,404
All other countries	72,102	87,067
Total cash and cash equivalents	2,891,811	2,553,471
Marketable securities (United States)	10,810	174,984
Total IAC (excluding Angi Inc.) cash and cash equivalents and marketable securities	2,902,621	2,728,455

Total cash and cash equivalents and marketable securities	$3,486,881	$3,591,155

Long-term debt:
ANGI Group Senior Notes	$500,000	$500,000
ANGI Group Term Loan	—	220,000
Total long-term debt	500,000	720,000
Less: unamortized debt issuance costs	5,805	7,723
Total long-term debt, net	$494,195	$712,277
The Company's international cash can be repatriated without significant tax consequences.
For a detailed description of long-term debt, see "Note 6—Long-term Debt" to the financial statements included in "Item 1. Consolidated and Combined Financial Statements."
Cash Flow Information
In summary, IAC's cash flows are as follows:

	Three Months Ended June 30,
	2021	2020
	(In thousands)
Net cash provided by (used in):
Operating activities attributable to continuing operations	$176,985	$66,298
Investing activities attributable to continuing operations	$(153,920)	$(933,277)
Financing activities attributable to continuing operations	$(329,415)	$2,467,992
Net cash provided by operating activities attributable to continuing operations consists of earnings adjusted for non-cash items, the effect of changes in working capital and acquisition-related contingent consideration payments (to the extent greater than the liability initially recognized at the time of acquisition). Non-cash adjustments include the unrealized (gain) loss on the investment in MGM, goodwill impairment, deferred income taxes, stock-based compensation expense, amortization of intangibles, unrealized (increase) decrease in the estimated fair value of a warrant, net (gains) losses on investments in equity securities, provision for credit losses, and depreciation.

2021
Adjustments to earnings attributable to continuing operations consist primarily of $657.6 million of an unrealized gain on the investment in MGM, an unrealized increase on the estimated fair value of a warrant of $55.3 million, and net gains on investments in equity securities of $12.2 million, partially offset by $143.6 million of deferred income taxes, $42.7 million of provision for credit losses, $42.4 million of stock-based compensation expense, $36.3 million of depreciation, and $30.5 million of amortization of intangibles. The increase from changes in working capital primarily consists of an increase in accounts payable and other liabilities of $47.8 million, a decrease in other assets of $38.8 million, and an increase in deferred revenue of $15.3 million, partially offset by an increase in accounts receivable of $40.7 million and a decrease in income taxes payable and receivable of $8.5 million. The increase in accounts payable and other liabilities is due primarily to an increase in accrued advertising and related payables at Angi Inc. The decrease in other assets is due, in part, to decreases in prepaid hosting services at Corporate and Angi Inc. and capitalized downloadable search toolbar costs at Search. The increase in deferred revenue is due primarily to growth in subscription sales at Care.com and an increase in memberships at Angi Inc. The increase in accounts receivable is due primarily to revenue growth at Angi Inc. and the timing of cash receipts at Mosaic, partially offset by timing of cash receipts at Care.com. The decrease in income taxes payable and receivable is due primarily to the release of income tax reserves due to statue expirations and income tax payments in excess of income tax accruals.
Net cash used in investing activities attributable to continuing operations includes the cash distribution related to the spin-off of Vimeo of $333.2 million, capital expenditures of $39.4 million, primarily related to investments in capitalized software at Angi Inc. to support its products and services, and purchases of investments of $7.2 million, primarily related to Turo, partially offset by maturities of marketable debt securities of $225.0 million,
Net cash used in financing activities attributable to continuing operations includes $220.0 million for the prepayment of the ANGI Group Term Loan, which otherwise would have matured on November 5, 2023, $54.6 million for withholding taxes paid on behalf of Angi Inc. employees for stock-based awards that were net settled, $26.3 million for withholding taxes paid on behalf of IAC employees for stock-based awards that were net settled, $24.1 million for the purchase of redeemable noncontrolling interests, and $5.6 million for the repurchase of 0.5 million shares of Angi Inc. Class A common stock, on a settlement date basis, at an average price of $11.87 per share.
2020
Adjustments to earnings attributable to continuing operations consist primarily of a $212.0 million goodwill impairment, $113.2 million of stock-based compensation expense, $66.0 million of amortization of intangibles, including impairments of $21.4 million, $51.5 million of impairments of certain equity securities without readily determinable fair values, $40.3 million of provision for credit losses, $31.9 million of depreciation, and $24.7 million of an unrealized loss on investment in MGM, partially offset by $43.6 million of deferred income taxes. The deferred income tax benefit primarily relates to the net operating loss created in the six months ended June 30, 2020, the tax benefit on the stock-based compensation modification charge as well as the deductible portion of the intangible and goodwill impairments, and an adjustment to deferred taxes resulting from a true-up of the state tax rate, partially offset by adjustments related to the Coronavirus Aid, Relief, and Economic Security Act. The decrease from changes in working capital primarily consists of an increase in accounts receivable of $41.0 million and an increase in other assets of $10.7 million, partially offset by an increase in deferred revenue of $15.5 million. The increase in accounts receivable is due primarily to revenue growth at Angi Inc. The increase in other assets is due primarily to a receivable due from Match Group under the tax sharing agreement, partially offset by decreases in prepaid hosting services at Corporate and Angi Inc. and capitalized downloadable search toolbar costs at Search. The increase in deferred revenue is due primarily to growth in subscription sales at Care.com.
Net cash used in investing activities attributable to continuing operations includes cash used for acquisitions of $529.3 million, principally related to the Care.com acquisition, purchase of 23.2 million shares, on a settlement date basis, of MGM of $414.5 million, capital expenditures of $27.0 million, primarily related to investments in capitalized software at Angi Inc. to support its products and services, and leasehold improvements, purchases (net of maturities) of marketable debt securities of $25.0 million, partially offset by a decrease in notes receivable—related party of $54.8 million and proceeds from the sale of businesses and investments of $14.8 million, principally related to the 2018 sales of Dictionary and Electus.
Net cash provided by financing activities attributable to continuing operations includes cash transfers of $1.7 billion from Old IAC to the Company pursuant to the terms of the MTCH Separation and cash merger consideration of $837.9 million paid by Old IAC in connection with the MTCH Separation, partially offset by $54.4 million for the repurchase of 7.7 million shares of Angi Inc. common stock, on a settlement date basis, at an average price of $7.02 per share, $11.5 million for withholding taxes paid on behalf of Angi Inc. employees for stock-based awards that were net settled, $6.9 million in principal payments on the ANGI Group Term Loan, and $3.2 million for the purchase of redeemable noncontrolling interests.

Discontinued Operations
Net cash provided by discontinued operations of $319.2 million and $8.2 million for the six months ended June 30, 2021 and June 30, 2020, respectively, relates to the operations of Vimeo. The Company does not expect cash flows from discontinued operations following the Spin-off.
Liquidity and Capital Resources
Financing Arrangements
The ANGI Group Senior Notes were issued on August 20, 2020, the proceeds of which are intended for general corporate purposes, including potential future acquisitions and return of capital.
As of May 6, 2021, the outstanding balance of the ANGI Group Term Loan was repaid in its entirety. The outstanding balance of the ANGI Group Term Loan at December 31, 2020 was $220.0 million and bore interest at 2.16%.
The $250 million ANGI Group Revolving Facility, which otherwise would have expired on November 5, 2023, was terminated effective August 3, 2021. No amounts were ever drawn under the ANGI Group Revolving Facility prior to its termination.

Share Repurchase Authorizations and Activity
At June 30, 2021, IAC has 8.0 million shares remaining in its share repurchase authorization.
During the six months ended June 30, 2021, Angi Inc. repurchased 0.5 million shares of its Class A common stock, on a trade date basis, at an average price of $11.87 per share, or $5.6 million in aggregate. From July 1, 2021 through August 3, 2021, Angi Inc. repurchased an additional 0.7 million shares at an average price of $11.68 per share, or $7.7 million in aggregate. Angi Inc. has 18.1 million shares remaining in its share repurchase authorization as of August 3, 2021.
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

The following table summarizes (i) the aggregate intrinsic value of IAC options, Angi Inc. options, Angi Inc. stock settled stock appreciation rights, IAC and Angi Inc. non-publicly traded subsidiary denominated stock settled stock appreciation rights and (ii) the aggregate fair value (based on stock prices as of July 30, 2021) of IAC and Angi Inc. RSUs and IAC restricted stock outstanding as of that date; assuming these awards were net settled on that date, the withholding taxes that would be paid by the Company on behalf of employees upon exercise or vesting that would be payable (assuming these equity awards are net settled with a 50% tax rate), and the shares that would have been issued are as follows:

	Aggregate intrinsic value / fair value of awards outstanding	Estimated withholding taxes payable on vested shares and shares that will vest by June 30, 2022	Estimated withholding taxes payable on shares that will vest after June 30, 2022	Estimated IAC shares to be issued
	(In thousands)
IAC
Stock settled stock appreciation rights denominated in shares of certain non-publicly traded IAC subsidiaries other than Angi Inc. subsidiaries(a)	$72,376	$21,372	$14,823	263
IAC denominated stock options(b)	467,677	235,270	—	1,714
IAC RSUs(c)	248,523	16,785	102,935	948
IAC restricted stock(d)	253,124	—	126,562	922
Total IAC outstanding employee stock-based awards	1,041,700	273,427	244,320	3,847

Angi Inc.
Angi Inc. stock appreciation rights	8,455	4,228	—	See footnote (f) below
Other Angi Inc. equity awards(a)(e)	164,636	19,147	50,069	See footnote (f) below
Total Angi Inc. outstanding employee stock-based awards	173,091	23,375	50,069
Total outstanding employee stock-based awards	$1,214,791	$296,802	$294,389
_______________
(a)    The number of shares ultimately needed to settle these awards and the cash withholding tax obligation may vary significantly as a result of the determination of the fair value of the relevant subsidiary at the time of exercise. In addition, the number of shares required to settle these awards will be impacted by movement in the stock price of IAC.
(b)    The Company has the discretion to settle these awards net of withholding tax and exercise price (which is represented in the table above) or settle on a gross basis and require the award holder to pay its share of the withholding tax, which he or she may do so by selling IAC common shares. Assuming all IAC stock options outstanding on July 30, 2021 were settled on a gross basis, i.e., through the issuance of a number of IAC common shares equal to the number of stock options exercised, the Company would have issued 3.8 million common shares and would have received $53.7 million in cash proceeds. These amounts reflects adjustments made to IAC awards upon the completion of the Spin-off.
(c)    Approximately 85% of the estimated withholding taxes payable on shares that will vest after June 30, 2022 is related to awards that are scheduled to cliff vest on the five-year anniversary of the grant date in 2025.
(d)    On November 5, 2020, the Company granted 3.0 million shares of IAC restricted common stock to its CEO, that cliff vest on the ten-year anniversary of the grant date based on satisfaction of IAC's stock price targets and continued employment through the vesting date.
(e)    Includes stock options, RSUs and subsidiary denominated equity.
(f)    Pursuant to the employee matters agreement between IAC and Angi Inc., certain stock appreciation rights of Angi, Inc. and equity awards denominated in shares of Angi Inc.'s subsidiaries may be settled in either shares of Angi Inc. common stock or IAC common stock. To the extent shares of IAC common stock are issued in settlement of these awards, Angi Inc. is obligated to reimburse IAC for the cost of those shares by issuing shares of Angi Inc. common stock.
Capital Expenditures
The Company anticipates that it will need to make capital expenditures in connection with the development and expansion of its operations. The Company's 2021 capital expenditures are expected to be higher than 2020 capital expenditures of $60.7 million by approximately 50% to 55%, due primarily to increased investments in capitalized software to support the development of products and services at Angi Inc. and payments related to the purchase of a 50% interest in an aircraft at Corporate, the final payment for which is expected to be made in the third quarter of 2021.

Liquidity Assessment
As of June 30, 2021, the Company's consolidated cash, cash equivalents, and marketable equity securities was $3.5 billion, of which $584.3 million was held by Angi Inc. The Company's consolidated outstanding debt of $500.0 million is a liability of ANGI Group, a subsidiary of Angi Inc. The Company generated $177.0 million of consolidated operating cash flows attributable to continuing operations for the six months ended June 30, 2021, of which $59.3 million was generated by Angi Inc. Angi Inc. is a separate and distinct legal entity with its own public shareholders and board of directors and has no obligation to provide the Company with funds. As a result, the Company cannot freely access the cash of Angi Inc. and its subsidiaries.
The Company's liquidity could be negatively affected by a decrease in demand for its products and services due to COVID-19 or other factors. As described in the "COVID-19 Update" section above, to date, the COVID-19 outbreak and measures designed to curb its spread have adversely impacted the Company's businesses.
The Company's only indebtedness is the $500 million of ANGI Group Senior Notes. This existing indebtedness could limit Angi Inc.'s ability to obtain additional financing, however, we do not believe that this indebtedness would limit IAC's ability to obtain additional financing. The Company may need to raise additional capital through future debt or equity financing to make additional acquisitions and investments. Additional financing may not be available on terms favorable to the Company or at all, which may also be impacted by any disruptions in the financial markets caused by COVID-19 or otherwise.
The Company believes its existing cash, cash equivalents, and marketable equity securities and expected positive cash flows generated from operations will be sufficient to fund its normal operating requirements, including capital expenditures, debt service, the payment of withholding taxes paid on behalf of employees for net-settled stock-based awards, and investing and other commitments for the foreseeable future.

CONTRACTUAL OBLIGATIONS
AS OF JUNE 30, 2021

	Payments Due by Period
Contractual Obligations(a)	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years	Total
	(In thousands)
Long-term debt(b)	$19,375	$38,750	$38,750	$548,438	$645,313
Operating leases(c)	39,045	73,686	57,450	214,152	384,333
Purchase obligations(d)	41,134	7,966	—	—	49,100
Total contractual obligations	$99,554	$120,402	$96,200	$762,590	$1,078,746
_______________________________________________________________________________
(a)The Company has excluded $13.4 million in unrecognized tax benefits and related interest from the table above as we are unable to make a reasonably reliable estimate of the period in which these liabilities might be paid. For additional information on income taxes, see "Note 2—Income Taxes" to the financial statements included in "Item 1—Consolidated and Combined Financial Statements."
(b)Long-term debt at June 30, 2021 consists of $500.0 million of ANGI Group Senior Notes, which bear interest at a fixed rate of 3.875%. For additional information on long-term debt, see "Note 6—Long-term Debt" to the financial statements included in "Item 1—Consolidated and Combined Financial Statements."
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
(d)The purchase obligations primarily consist of a remaining payment of $13.1 million related to a 50% interest in a corporate aircraft, payments for cloud computing arrangements, advertising commitments, communications commitments, and background check service provider arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
At June 30, 2021, there have been no material changes to the Company's instruments or positions that are sensitive to market risk since the disclosure for the year ended December 31, 2020 included in the Company's Current Report on Form 8-K filed with the Securities Exchange Commission on June 1, 2021, other than the Company's long-term investment in MGM described below.
Equity Price Risk
During the second and third quarters of 2020, the Company purchased a total of 59.0 million shares of MGM for a total consideration of $1.0 billion. The Company's results of operations and financial condition have been and may be materially impacted by increases or decreases in the price of MGM common shares, which are traded on the New York Stock Exchange. The Company recorded an unrealized pre-tax gain of $275.1 million and $657.6 million for the three and six months ended June 30, 2021, respectively. The cumulative unrealized pre-tax gain through June 30, 2021 is $1.5 billion. The carrying value of the Company's investment in MGM was $2.5 billion and $1.9 billion at June 30, 2021 and December 31, 2020, respectively, which represents approximately 27% and 20% of IAC's consolidated total assets, respectively. A $2.00 increase or decrease in the share price of MGM would, respectively, result in an unrealized gain or loss of $118.1 million.

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
There were no changes to our internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Tinder Optionholder Litigation against IAC and Match Group
The New York Lawsuit. On August 14, 2018, ten then-current and former employees of Match Group, LLC or Tinder, Inc. ("Tinder"), an operating business of Match Group, filed a lawsuit in New York state court against IAC and Match Group. See Sean Rad et al. v. IAC/InterActiveCorp and Match Group, Inc., No. 654038/2018 (Supreme Court, New York County). The complaint alleges that in 2017, the defendants: (i) wrongfully interfered with a contractually established process for the independent valuation of Tinder by two investment banks, resulting in a substantial undervaluation of Tinder and a consequent underpayment to the plaintiffs upon exercise of their stock options, and (ii) then wrongfully merged Tinder into Match Group, thereby depriving the plaintiffs of their contractual right to later valuations of Tinder on a stand-alone basis. The complaint asserts claims for breach of contract, breach of the implied covenant of good faith and fair dealing, unjust enrichment, interference with contractual relations (as against Match Group only), and interference with prospective economic advantage, and seeks compensatory damages in the amount of at least $2 billion, as well as punitive damages. On August 31, 2018, four plaintiffs who were still employed by Match Group filed a notice of discontinuance of their claims without prejudice, leaving the six former employees as the remaining plaintiffs.
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
On June 3, 2019, the defendants filed a second motion to dismiss or for other relief based upon certain substantial advance and/or preferential payment provisions of the plaintiffs’ agreement with a litigation funding firm; the plaintiffs opposed the motion. On July 14, 2021, after supplemental briefing and argument on the motion, the court ruled that while it would not dismiss the case or preclude the payment recipients from testifying at trial, if they do testify, the defendants will have wide latitude on cross-examination to explore the circumstances of the payments.

On July 15, 2019, the defendants filed an answer denying the material allegations of the complaint, as well as counterclaims against former Tinder CEO Sean Rad for breach of contract and unjust enrichment based upon his alleged misappropriation of confidential company information. On September 13, 2019, the defendants filed an amended answer and counterclaims, adding claims based on Rad's alleged unauthorized recording of conversations with company employees. On November 21, 2019, the defendants filed a second amended answer and counterclaims, adding claims based on Rad's alleged unauthorized destruction of company information and breach of his non-solicitation obligations.On January 30, 2020 and May 21, 2021, the parties participated in mediation sessions that did not result in the resolution of the matter. Discovery in the case is complete.
On June 14, 2021, the defendants filed a motion to strike the plaintiffs’ demand for a jury trial; the plaintiffs opposed the motion, and on July 14, 2021, the court denied the motion. On July 29, 2021, the defendants filed a notice of appeal to the Appellate Division, First Department, from the trial court’s order denying the motion. On July 30, 2021, the defendants filed a motion to stay the trial, which is currently scheduled to commence on November 8, 2021, pending resolution of the appeal.
On July 9, 2021, the defendants filed a motion for summary judgment.
The California Arbitration. On July 12, 2020, the four individuals who earlier had discontinued their claims in the New York lawsuit commenced separate arbitration proceedings against IAC and Match Group before the American Arbitration Association in California, asserting the same claims and seeking the same relief as the six remaining plaintiffs in the New York lawsuit. See Rosette Pambakian et al. v. IAC/InterActiveCorp et al., No. 01-20-0009-9733. On September 14, 2020, the defendants in the New York lawsuit filed a motion to stay the trial in that action in favor of the California arbitration; the plaintiffs opposed the motion. On November 16, 2020, the court denied the motion.
On December 8, 2020, the claimants in the California arbitration filed a motion to stay the proceedings in favor of the New York lawsuit; the respondents opposed the motion. On December 22, 2020, the respondents requested permission to file a motion for summary judgment on the claims arising out of the merger of Tinder into Match Group; the claimants opposed the request. On January 28, 2021, the arbitrator issued a decision and order: (i) denying the claimants' motion to stay the proceedings, (ii) granting the respondents' request to file a motion for summary judgment on the merger claims, provided that the motion await the close of fact discovery in the New York lawsuit, and (iii) setting a provisional hearing date of February 7, 2022. On April 30, 2021, the respondents filed a motion for summary judgment dismissing the claimants' merger claims; the plaintiffs opposed the motion, which was argued on July 22, 2021 and remains pending.
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
Shareholder Litigation Arising Out of the MTCH Separation
On June 24, 2020, a shareholder class action and derivative lawsuit was filed in Delaware state court against then IAC/InterActiveCorp (now Match Group, Inc.), then IAC Holdings, Inc. (now IAC/InterActiveCorp), IAC's Chairman and Senior Executive, Barry Diller, former Match Group (as a nominal defendant only), and the ten members of former Match Group's board of directors at the time of the MTCH Separation, challenging, on behalf of a putative class of then Match Group public shareholders, the agreed-upon terms of the MTCH Separation. See David Newman v. IAC/InterActiveCorp et al., No. 2020-0505 (Delaware Chancery Court). The gravamen of the complaint is that the terms of the MTCH Separation are unfair to former Match Group and unduly beneficial to IAC as a result of undue influence by IAC and Mr. Diller over the then Match Group directors who unanimously approved the transaction. The complaint asserted direct and derivative claims for: (i) breach of fiduciary duty against IAC and Mr. Diller as former controlling shareholders of Match Group, (ii) breach of fiduciary duty against the Match Group directors who unanimously approved the MTCH Separation, (iii) breach of contract (i.e., a provision of former Match Group's charter), (iv) breach of the implied covenant of good faith and fair dealing, and (v) tortious interference with contract against IAC. The complaint sought various declarations and damages in an unspecified amount. On September 24, 2020, the defendants filed motions to dismiss the complaint.

On January 8, 2021, instead of responding to the motions to dismiss, the plaintiff, joined by another plaintiff, Boilermakers National Annuity Trust, filed an amended complaint. In addition, on January 7, 2021, another complaint challenging the MTCH Separation was filed against substantially the same defendants in the same court. See Construction Industry & Laborers Joint Pension Trust for Southern Nevada Plan A v. IAC/InterActiveCorp et al. (Delaware Chancery Court). The two cases have been consolidated under the caption In re Match Group, Inc. Derivative Litigation, No. 2020-0505. On March 15, 2021, the court issued an order appointing Construction Industry and Laborers Joint Pension Trust for Southern Nevada Plan A as lead plaintiff in the litigation and directing it to file a consolidated complaint by April 14, 2021, and on that date the lead plaintiff filed the consolidated complaint. On June 22, 2021, the defendants filed motions to dismiss the consolidated complaint.
IAC believes that the allegations in this litigation are without merit and will continue to defend vigorously against them.
Shareholder Litigation Regarding the Spin-off
On January 22, 2021, a putative shareholder class action was filed in New York state court against IAC and the members of IAC's board of directors. See Dean Drulias v. Joseph Levin et al., No. 650504/2021 (Supreme Court, New York County). The gravamen of the complaint was that IAC’s proposed Spin-off was being driven by IAC's controlling shareholder, Chairman and Senior Executive, Barry Diller, allegedly in order to: (i) generate additional cash for IAC to invest in the gaming industry, (ii) decrease IAC's stock price to facilitate additional share purchases by Mr. Diller and (iii) generate additional cash for Mr. Diller without diluting his controlling interest in IAC. The complaint asserted claims under Delaware law against IAC's board of directors for breach of fiduciary duty on account of its approval of the Spin-off and against IAC and its board of directors for their respective failures to include certain allegedly material information in the Company's proxy materials related to the proposed transaction. The complaint sought damages in an unspecified amount, as well as an order requiring the Company to include additional disclosures in the proxy materials related to the proposed transaction. On March 22, 2021, the defendants filed a motion to dismiss the complaint and to stay discovery pending resolution of the motion.
On April 13, 2021, the plaintiff filed an amended complaint. On April 15, 2021, the plaintiff filed a motion for a preliminary injunction to stop the IAC stockholder vote on the Spin-off from taking place as scheduled; the defendants opposed the motion. On April 23, 2021, the court issued a decision and order denying the motion.
On May 24, 2021, the court entered an agreed stipulation and order discontinuing the action without prejudice as to the plaintiff and the putative IAC shareholder class.
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

Actual results could differ materially from those contained in these forward-looking statements for a variety of reasons, including, among others: (i) our ability to market our products and services in a successful and cost-effective manner, (ii) the display of links to websites offering our products and services in a prominent manner in search results, (iii) changes in our relationship with (or policies implemented by) Google, (iv) our continued ability to market, distribute and monetize our products and services through search engines, digital app stores and social media platforms, (v) the failure or delay of the markets and industries in which our businesses operate to migrate online and the continued growth and acceptance of online products and services as effective alternatives to traditional products and services, (vi) our continued ability to develop and monetize versions of our products and services for mobile and other digital devices, (vii) our ability to establish and maintain relationships with quality and trustworthy service professionals and caregivers, (viii) the ability of Angi Inc. to successfully implement its brand integration initiative (which could involve substantial costs, including as a result of a continued negative impact on its organic search placement) and expand Angi Services (its pre-priced offerings), (ix) our ability to engage directly with users, subscribers, consumers, service professionals and caregivers directly on a timely basis, (x) our ability to access, collect and use personal data about our users and subscribers, (xi) the ability of our Chairman and Senior Executive, certain members of his family and our Chief Executive Officer to exercise significant influence over the composition of our board of directors, matters subject to stockholder approval and our operations, (xii) our inability to freely access the cash of Angi Inc. and its subsidiaries, (xiii) dilution with respect to our investment in Angi Inc., (xiv) our ability to compete, (xv) adverse economic events or trends (particularly those that adversely impact advertising spending levels and consumer confidence and spending behavior), either generally and/or in any of the markets in which our businesses operate, (xvi) our ability to build, maintain and/or enhance our various brands, (xvii) the impact of the COVID-19 outbreak on our businesses, (xviii) our ability to protect our systems, technology and infrastructure from cyberattacks and to protect personal and confidential user information, as well as cyberattacks experienced by third parties, (xix) the occurrence of data security breaches and/or fraud, (xx) increased liabilities and costs related to the processing, storage, use and disclosure of personal and confidential user information, (xxi) the integrity, quality, efficiency and scalability of our systems, technology and infrastructure (and those of third parties with whom we do business), (xxii) changes in key personnel and (xxiii) the risks inherent in the completed separation of Vimeo, Inc. from our other businesses, including (among others) uncertainties related to whether the expected benefits of the transaction will be realized (on the anticipated timeline or at all), any litigation arising out of or relating to the transaction, the expected tax treatment of the transaction and the impact of the transaction on our remaining businesses.
Certain of these and other risks and uncertainties are discussed in our filings with the SEC, including under the captions "Risks Relating to IAC Securities and SpinCo Securities Following the Spin-off," "Risks Relating to IAC's Business Following the Spin-off," "General Risk Factors" and "Risks Related to SpinCo and the Vimeo Business Following the Spin-off" in the Registration Statement on Form S-4 (Registration No. 333-251656), as amended, Part I-Item 1A-Risk Factors of our annual report on 10-K for the fiscal year ended December 31, 2020 and Part II-Item 1A-Risk Factors of our quarterly report on 10-Q for the fiscal quarter ended March 31, 2021. Other unknown or unpredictable factors that could also adversely affect IAC's business, financial condition and operating results may arise from time to time. In light of these risks and uncertainties, the forward-looking statements discussed in this quarterly report may not prove to be accurate. Accordingly, you should not place undue reliance on these forward-looking statements, which only reflect the views of IAC management as of the date of this quarterly report. IAC does not undertake to update these forward-looking statements.
Risk Factors
In addition to the risk factor below and the other information in this quarterly report, you should carefully consider the risk factors discussed under the captions "Risks Relating to IAC Securities and SpinCo Securities Following the Spin-off," "Risks Relating to IAC's Business Following the Spin-off," "General Risk Factors" and "Risks Related to SpinCo and the Vimeo Business Following the Spin-off" in the Registration Statement on Form S-4 (Registration No. 333-251656), as amended, Part I-Item 1A-Risk Factors of our annual report on 10-K for the fiscal year ended December 31, 2020 and Part II-Item 1A-Risk Factors of our quarterly report on 10-Q for the fiscal quarter ended March 31, 2021, which could materially and adversely affect IAC's business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect IAC's business, financial condition and/or operating results.

The Angi brand integration initiative may involve substantial costs, including as a result of a continued negative impact on organic search placement, and may not be favorably received by customers and service professionals.

On March 17, 2021, Angi Inc. ("Angi") updated one of its leading websites and brands, Angie’s List, to Angi, and concentrated its marketing investment in the Angi brand in order to focus its marketing, sales and branding efforts on a single brand.
Angi (and in turn, IAC) has incurred and may continue to incur substantial costs as a result of this brand integration initiative and may not be able to achieve or maintain brand name recognition or status that is comparable to the recognition and status previously enjoyed by Angie’s List, and customers and service professionals may be confused as Angi transitions and focuses on the Angi brand. Angi relies heavily on free and paid search engine marketing efforts to drive traffic to its platforms. The brand initiative has adversely affected the placement and ranking of Angi websites, particularly Angi.com, in organic search results as Angi does not have the same domain history as Angie’s List. In addition, Angi shifted marketing to support the Angi brand away from the HomeAdvisor brand, which has negatively affected the efficiency of Angi's search engine marketing efforts.

During the second quarter of 2021, these efforts had a pronounced negative impact on Marketplace Service Requests from organic search results and via mobile applications, which in turn has resulted in increased paid search engine marketing to generate Marketplace Service Requests. The combined effect of this during the three months ended June 30, 2021 has reduced revenue and increased marketing spend, materially more than expected at the launch of the brand initiative in the first quarter of 2021 and more significantly than forecasts at the beginning of May 2021. It is expected that the pronounced negative impact to organic search results, increased paid search engine marketing and reduced monetization from mobile applications will continue until such time as the new brand establishes search engine optimization ranking and consumer awareness is established. Any or all of these impacts could continue to increase marketing costs (particularly if free traffic is replaced with paid traffic) and adversely affect the effectiveness of marketing efforts overall. Finally, as Angi aligns and focuses its organization around a single brand, it could experience financial and operational challenges and reduced service professional participation across its various product lines. Depending on market acceptance, the brand integration initiative could adversely affect the ability of Angi to attract and retain customers and service professionals, which could cause Angi not to realize some or all of the anticipated benefits contemplated by the brand integration initiative.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
The Company did not issue or sell any shares of its common stock or any other equity securities pursuant to unregistered transactions during the quarter ended June 30, 2021.
Issuer Purchases of Equity Securities
The Company did not purchase any shares of its common stock during the quarter ended June 30, 2021. As of that date, 8,036,226 shares of IAC common stock remained available for repurchase under the Company's previously announced June 2020 repurchase authorization. The Company may repurchase shares pursuant to this repurchase authorization over an indefinite period of time in the open market and in privately negotiated transactions, depending on those factors IAC management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.

Item 6.    Exhibits
The documents set forth below, numbered in accordance with Item 601 of Regulation S-K, are filed herewith, incorporated by reference to the location indicated or furnished herewith.

Exhibit Number	Description	Location
2.1	Separation Agreement by and between the Registrant and Vimeo, Inc., dated as of May 24, 2021.(1)	Exhibit 2.1 to the Registrant's Form 8-K, filed on May 28, 2021.
3.1	Restated Certificate of Incorporation of the Registrant.	Exhibit 3.1(c) to the Registrant's Form 8-K, filed on July 2, 2020.
3.2	Amendment to Restated Certificate of Incorporation of the Registrant.	Exhibit 4.2 to the Registrant's Post-Effective Amendment No. 1 on Form S-8 to Registration Statement on Form S-4 (File No. 333-251656), filed on May 26, 2021.
3.3	Certificate of Designations of Series A Cumulative Preferred Stock of the Registrant.	Exhibit 3.2 to the Registrant's Form 8-K, filed on July 2, 2020.
3.4	Amended and Restated By-Laws of the Registrant.	Exhibit 3.1 to the Registrant's Form 8-K, filed on April 9, 2021.
10.1	Transition Services Agreement by and between the Registrant and Vimeo, Inc., dated as of May 24, 2021.(1)	Exhibit 10.1 to the Registrant's Form 8-K, filed on May 28, 2021.
10.2	Employee Matters Agreement by and between the Registrant and Vimeo, Inc., dated as of May 24, 2021.(1)	Exhibit 10.2 to the Registrant's Form 8-K, filed on May 28, 2021.
10.3	Tax Matters Agreement by and between the Registrant and Vimeo, Inc., dated as of May 24, 2021.	Exhibit 10.3 to the Registrant's Form 8-K, filed on May 28, 2021.
10.4	Amendment No. 1, as of March 31, 2021, to Transition Services Agreement by and between the Registrant and Match Group, Inc., dated as of June 30, 2020.(1)(2)
10.5	Amended and Restated Restricted Stock Agreement, dated as of June 7, 2021, by and between the Registrant and Joseph M. Levin.	Exhibit 10.1 to the Registrant's Form 8-K, filed on June 8, 2021.
10.6	Separation Agreement between the Registrant and Glenn H. Schiffman, dated as of June 8, 2021.	Exhibit 10.1 to the Registrant's Form 8-K, filed on June 8, 2021.
31.1	Certification of the Chairman and Senior Executive pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.(2)
31.2	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.(2)

31.3	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.(2)
32.1	Certification of the Chairman and Senior Executive pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.(3)
32.2	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.(3)
32.3	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.(3)
101.INS	Inline XBRL Instance.(2)	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema.(2)
101.CAL	Inline XBRL Taxonomy Extension Calculation.(2)
101.DEF	Inline XBRL Taxonomy Extension Definition.(2)
101.LAB	Inline XBRL Taxonomy Extension Labels.(2)
101.PRE	Inline XBRL Taxonomy Extension Presentation.(2)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_______________________________________________________________________________
(1)Pursuant to Item 601(a)(5) of Regulation S-K, certain schedules and similar attachments have been omitted. The Registrant hereby agrees to furnish a copy of any omitted schedule or similar attachment to the Securities and Exchange Commission upon request.
(2)Filed herewith.
(3)Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	August 6, 2021
IAC/INTERACTIVECORP

		By:	/s/ GLENN H. SCHIFFMAN
Glenn H. Schiffman
Executive Vice President and Chief Financial Officer

Signature	Title	Date

/s/ GLENN H. SCHIFFMAN	Executive Vice President and Chief Financial Officer	August 6, 2021
Glenn H. Schiffman