Form 10-Q
period 2021-09-30
IAC/InterActiveCorp
filed 2021-11-05
CIK 1800227

As filed with the Securities and Exchange Commission on November 5, 2021

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of October 29, 2021, the following shares of the registrant's common stock were outstanding:

Common Stock	83,777,441
Class B common stock	5,789,499
Total	89,566,940

PART I
FINANCIAL INFORMATION
Item 1.    Consolidated and Combined Financial Statements
IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	September 30, 2021	December 31, 2020
	(In thousands, except par value amounts)
ASSETS
Cash and cash equivalents	$3,404,913	$3,366,176
Marketable securities	26,794	224,979
Accounts receivable, net	322,757	257,668
Other current assets	158,164	140,022
Current assets of discontinued operations	—	130,477
Total current assets	3,912,628	4,119,322

Building, capitalized software, leasehold improvements and equipment, net	289,794	274,930
Goodwill	1,659,808	1,660,102
Intangible assets, net	350,105	394,986
Investment in MGM Resorts International	2,547,313	1,860,158
Long-term investments	328,090	297,643
Other non-current assets	339,987	288,021
Non-current assets of discontinued operations	—	266,547
TOTAL ASSETS	$9,427,725	$9,161,709

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Accounts payable, trade	$117,892	$88,849
Deferred revenue	172,683	137,658
Accrued expenses and other current liabilities	458,061	340,406
Current liabilities of discontinued operations	—	183,988
Total current liabilities	748,636	750,901

Long-term debt, net	494,373	712,277
Income taxes payable	292	6,444
Deferred income taxes	178,388	78,789
Other long-term liabilities	203,809	227,406
Non-current liabilities of discontinued operations	—	2,972

Redeemable noncontrolling interests	26,084	231,992

Commitments and contingencies

SHAREHOLDERS' EQUITY:
Common Stock, $0.0001 par value; authorized 1,600,000 shares; 8,352 issued and outstanding at September 30, 2021	8	—
Class B common stock, $0.0001 par value; authorized 400,000 shares; 579 issued and outstanding at September 30, 2021	1	—
Common Stock, $0.001 par value; authorized 1,600,000 shares; 82,976 shares issued and outstanding at December 31, 2020	—	83
Class B common stock, $0.001 par value; authorized 400,000 shares; 5,789 shares issued and outstanding at December 31, 2020	—	6
Additional paid-in-capital	6,312,370	5,909,614
Retained earnings	892,179	694,042
Accumulated other comprehensive income (loss)	4,627	(6,170)
Total IAC shareholders' equity	7,209,185	6,597,575
Noncontrolling interests	566,958	553,353
Total shareholders' equity	7,776,143	7,150,928
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$9,427,725	$9,161,709

The accompanying Notes to Consolidated and Combined Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands, except per share data)
Revenue	$924,068	$713,248	$2,540,185	$1,999,491
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	331,384	184,888	802,408	501,854
Selling and marketing expense	348,187	315,220	1,001,760	881,382
General and administrative expense	183,299	158,286	521,170	551,356
Product development expense	61,403	51,725	183,929	145,175
Depreciation	17,795	18,647	54,093	50,583
Amortization of intangibles	14,067	53,538	44,542	119,562
Goodwill impairment	—	53,173	—	265,146
Total operating costs and expenses	956,135	835,477	2,607,902	2,515,058
Operating loss	(32,067)	(122,229)	(67,717)	(515,567)
Interest expense	(6,032)	(5,807)	(18,463)	(9,579)
Unrealized gain on investment in MGM Resorts International	29,517	289,097	687,155	264,379
Other income (expense), net	79,539	1,602	133,388	(52,475)
Earnings (loss) from continuing operations before income taxes	70,957	162,663	734,363	(313,242)
Income tax (provision) benefit	(9,910)	25,060	(151,046)	96,440
Net earnings (loss) from continuing operations	61,047	187,723	583,317	(216,802)
Loss from discontinued operations, net of tax	—	(1,862)	(1,831)	(21,972)
Net earnings (loss)	61,047	185,861	581,486	(238,774)
Net (earnings) loss attributable to noncontrolling interests	(357)	(944)	3,089	(625)
Net earnings (loss) attributable to IAC shareholders	$60,690	$184,917	$584,575	$(239,399)

Per share information from continuing operations:
Basic earnings (loss) per share	$0.68	$2.19	$6.58	$(2.55)
Diluted earnings (loss) per share	$0.65	$2.06	$6.16	$(2.55)

Per share information attributable to IAC Common Stock and Class B common stock shareholders:
Basic earnings (loss) per share	$0.68	$2.17	$6.56	$(2.81)
Diluted earnings (loss) per share	$0.65	$2.04	$6.14	$(2.81)

Stock-based compensation expense by function:
Cost of revenue	$18	$8	$52	$111
Selling and marketing expense	1,449	2,467	3,766	4,543
General and administrative expense	11,762	24,385	48,695	132,536
Product development expense	2,209	1,761	5,291	4,671
Total stock-based compensation expense	$15,438	$28,621	$57,804	$141,861
The accompanying Notes to Consolidated and Combined Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENT OF COMPREHENSIVE OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Net earnings (loss)	$61,047	$185,861	$581,486	$(238,774)
Other comprehensive (loss) income, net of income taxes:
Change in foreign currency translation adjustment	(1,560)	3,513	11,260	1,049
Change in unrealized gains and losses on available-for-sale marketable debt securities	—	4	(2)	3
Total other comprehensive (loss) income, net of income taxes	(1,560)	3,517	11,258	1,052
Comprehensive income (loss), net of income taxes	59,487	189,378	592,744	(237,722)
Components of comprehensive loss (income) attributable to noncontrolling interests:
Net (earnings) loss attributable to noncontrolling interests	(357)	(944)	3,089	(625)
Change in foreign currency translation adjustment attributable to noncontrolling interests	477	(1,565)	(474)	(608)
Comprehensive loss (income) attributable to noncontrolling interests	120	(2,509)	2,615	(1,233)
Comprehensive income (loss) attributable to IAC shareholders	$59,607	$186,869	$595,359	$(238,955)

The accompanying Notes to Consolidated and Combined Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Three and nine months ended September 30, 2021
(Unaudited)

		IAC Shareholders' Equity
	Redeemable Noncontrolling Interests	Common Stock, $0.0001 par value		Class B common stock, $0.0001 par value		Common Stock, $0.001 par value		Class B common stock, $0.001 par value		Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total IAC Shareholders' Equity	Noncontrolling Interests	Total Shareholders' Equity
		$	Shares	$	Shares	$	Shares	$	Shares
		(In thousands)
Balance as of June 30, 2021	$24,193	$8	8,344	$1	579	$—	—	$—	—	$6,341,667	$831,489	$5,686	$7,178,851	$566,297	$7,745,148
Net earnings (loss)	2,778	—	—	—	—	—	—	—	—	—	60,690	—	60,690	(2,421)	58,269
Other comprehensive loss, net of income taxes	(74)	—	—	—	—	—	—	—	—	—	—	(1,083)	(1,083)	(403)	(1,486)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	6,626	—	—	6,626	8,816	15,442
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	—	8	—	—	—	—	—	—	(8,792)	—	—	(8,792)	—	(8,792)
Issuance of Angi Inc. common stock pursuant to stock-based awards, net of withholding taxes	—	—	—	—	—	—	—	—	—	4,081	—	24	4,105	(5,171)	(1,066)
Purchase of Angi Inc. treasury stock	—	—	—	—	—	—	—	—	—	(29,766)	—	—	(29,766)	—	(29,766)
Distribution to and purchase of noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	(570)	(570)
Adjustment of noncontrolling interests to fair value	1,061	—	—	—	—	—	—	—	—	(1,061)	—	—	(1,061)	—	(1,061)
Other	(1,874)	—	—	—	—	—	—	—	—	(385)	—	—	(385)	410	25
Balance as of September 30, 2021	$26,084	$8	8,352	$1	579	$—	—	$—	—	$6,312,370	$892,179	$4,627	$7,209,185	$566,958	$7,776,143

Balance as of December 31, 2020	$231,992	$—	—	$—	—	$83	82,976	$6	5,789	$5,909,614	$694,042	$(6,170)	$6,597,575	$553,353	$7,150,928
Net earnings (loss)	3,487	—	—	—	—	—	—	—	—	—	584,575	—	584,575	(6,576)	577,999
Other comprehensive income (loss), net of income taxes	515	—	—	—	—	—	—	—	—	—	—	10,746	10,746	(41)	10,705
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	45,914	—	—	45,914	22,836	68,750
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	—	16	—	—	—	382	—	—	(37,866)	—	—	(37,866)	—	(37,866)
Issuance of Angi Inc. common stock pursuant to stock-based awards, net of withholding taxes	—	—	—	—	—	—	—	—	—	(53,366)	—	13	(53,353)	(2,454)	(55,807)
Purchase of Angi Inc. treasury stock	—	—	—	—	—	—	—	—	—	(35,403)	—	—	(35,403)	—	(35,403)
Issuance of Vimeo common stock and creation of noncontrolling interests, net of fees	40,785	—	—	—	—	—	—	—	—	258,965	—	—	258,965	—	258,965
Distribution to and purchase of noncontrolling interests	(24,085)	—	—	—	—	—	—	—	—	—	—	—	—	(570)	(570)
Adjustment of noncontrolling interests to fair value	777,592	—	—	—	—	—	—	—	—	(777,592)	—	—	(777,592)	—	(777,592)
Recapitalization of IAC upon Vimeo spin-off	—	8	8,336	1	579	(83)	(83,358)	(6)	(5,789)	80	—	—	—	—	—
Spin-off of IAC's investment in Vimeo	—	—	—	—	—	—	—	—	—	(38)	(386,438)	38	(386,438)	—	(386,438)
Elimination of Vimeo noncontrolling interest	(1,002,324)	—	—	—	—	—	—	—	—	1,002,324	—	—	1,002,324	—	1,002,324
Other	(1,878)	—	—	—	—	—	—	—	—	(262)	—	—	(262)	410	148
Balance as of September 30, 2021	$26,084	$8	8,352	$1	579	$—	—	$—	—	$6,312,370	$892,179	$4,627	$7,209,185	$566,958	$7,776,143
The accompanying Notes to Consolidated and Combined Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
COMBINED STATEMENT OF PARENT'S EQUITY AND CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Three and nine months ended September 30, 2020
(Unaudited)

		IAC Shareholders' Equity
	Redeemable Noncontrolling Interests	Common Stock $0.001 par value		Class B common stock, $0.001 par value		Additional Paid-in-Capital	Retained Earnings	Invested Capital	Accumulated Other Comprehensive Loss	Total IAC Invested Equity and Shareholders' Equity	Noncontrolling Interests	Total Shareholders' Equity
		$	Shares	$	Shares
		(In thousands)
Balance as of June 30, 2020	$43,583	$79	79,343	$6	5,789	$4,661,231	$—	$—	$(13,781)	$4,647,535	$498,792	$5,146,327
Net (loss) earnings	(30)	—	—	—	—	—	184,917	—	—	184,917	974	185,891
Other comprehensive income, net of income taxes	920	—	—	—	—	—	—	—	1,952	1,952	645	2,597
Stock-based compensation expense	—	—	—	—	—	20,865	—	—	—	20,865	13,846	34,711
Adjustment of redeemable noncontrolling interests to fair value	(243)	—	—	—	—	243	—	—	—	243	—	243
Issuance of Angi Inc. common stock pursuant to stock-based awards, net of withholding taxes	—	—	—	—	—	(46,336)	—	—	11	(46,325)	7,855	(38,470)
Proceeds from the sale of Old IAC Class M common stock	—	—	—	—	—	1,408,298	—	—	—	1,408,298	—	1,408,298
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	1	206	—	—	(22,654)	—	—	—	(22,653)	—	(22,653)
Purchase of noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(1,115)	(1,115)
Other	(66)	—	—	—	—	(602)	—	—	—	(602)	690	88
Balance as of September 30, 2020	$44,164	$80	79,549	$6	5,789	$6,021,045	$184,917	$—	$(11,818)	$6,194,230	$521,687	$6,715,917

Balance as of December 31, 2019	$43,818	$—	—	$—	—	$—	$—	$2,547,251	$(12,226)	$2,535,025	$470,121	$3,005,146
Net (loss) earnings	(1,235)	—	—	—	—	—	184,917	(424,316)	—	(239,399)	1,860	(237,539)
Other comprehensive income, net of income taxes	233	—	—	—	—	—	—	—	444	444	375	819
Stock-based compensation expense	15	—	—	—	—	20,865	—	72,891	—	93,756	54,664	148,420
Purchase of redeemable noncontrolling interests	(3,165)	—	—	—	—	—	—	—	—	—	—	—
Adjustment of redeemable noncontrolling interests to fair value	4,564	—	—	—	—	243	—	(4,807)	—	(4,564)	—	(4,564)
Issuance of Angi Inc. common stock pursuant to stock-based awards, net of withholding taxes	—	—	—	—	—	(46,336)	—	1,248	(36)	(45,124)	(4,908)	(50,032)
Purchase of Angi Inc. treasury stock	—	—	—	—	—	—	—	(54,859)	—	(54,859)	—	(54,859)
Net increase in Old IAC's investment in the Company prior to the Separation	—	—	—	—	—	—	—	1,685,995	—	1,685,995	—	1,685,995
Cash merger consideration paid by Old IAC in connection with the Separation	—	—	—	—	—	—	—	837,913	—	837,913	—	837,913
Capitalization as a result of the Separation	—	79	79,343	6	5,789	4,661,231	—	(4,661,316)	—	—	—	—
Proceeds from the sale of Old IAC Class M common stock	—	—	—	—	—	1,408,298	—	—	—	1,408,298	—	1,408,298
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	1	206	—	—	(22,654)	—	—	—	(22,653)	—	(22,653)
Purchase of noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(1,115)	(1,115)
Other	(66)	—	—	—	—	(602)	—	—	—	(602)	690	88
Balance as of September 30, 2020	$44,164	$80	79,549	$6	5,789	$6,021,045	$184,917	$—	$(11,818)	$6,194,230	$521,687	$6,715,917
The accompanying Notes to Consolidated and Combined Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
	(In thousands)
Cash flows from operating activities attributable to continuing operations:
Net earnings (loss)	$581,486	$(238,774)
Less: Loss from discontinued operations, net of tax	(1,831)	(21,972)
Net earnings (loss) from continuing operations	583,317	(216,802)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities attributable to continuing operations:
Stock-based compensation expense	57,804	141,861
Amortization of intangibles	44,542	119,562
Depreciation	54,093	50,583
Provision for credit losses	66,428	61,049
Goodwill impairment	—	265,146
Deferred income taxes	150,617	(72,354)
Unrealized gain on investment in MGM Resorts International	(687,155)	(264,379)
(Gains) losses on investments in equity securities, net	(44,963)	48,785
Unrealized (increase) decrease in the estimated fair value of a warrant	(102,331)	3,747
Non-cash lease expense (including right-of-use asset impairments)	24,497	18,043
Other adjustments, net	41,278	13,195
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(114,645)	(82,792)
Other assets	19,001	(20,275)
Accounts payable and other liabilities	83,243	47,266
Income taxes payable and receivable	(6,037)	(2,738)
Deferred revenue	39,940	31,335
Net cash provided by operating activities attributable to continuing operations	209,629	141,232
Cash flows from investing activities attributable to continuing operations:
Acquisitions, net of cash acquired	(25,364)	(529,273)
Capital expenditures	(69,401)	(40,947)
Proceeds from maturities of marketable debt securities	225,000	125,000
Purchases of marketable debt securities	—	(424,875)
Cash distribution related to the spin-off of IAC's investment in Vimeo	(333,184)	—
Net proceeds from the sale of businesses and investments	11,915	17,573
Purchases of investment in MGM Resorts International	—	(1,019,608)
Purchases of investments	(23,892)	—
Decrease in notes receivable—related party	—	54,828
Other, net	(1,627)	(10,678)
Net cash used in investing activities attributable to continuing operations	(216,553)	(1,827,980)
Cash flows from financing activities attributable to continuing operations:
Proceeds from the issuance of ANGI Group Senior Notes	—	500,000
Principal payments on ANGI Group Term Loan	(220,000)	(10,313)
Debt issuance costs	—	(5,635)
Purchase of Angi Inc. treasury stock	(35,403)	(54,400)
Proceeds from the exercise of IAC stock options	1,496	—
Withholding taxes paid on behalf of IAC employees on net settled stock-based awards	(35,093)	(23,970)
Withholding taxes paid on behalf of Angi Inc. employees on net settled stock-based awards	(56,135)	(49,993)
Purchase of noncontrolling interests	(24,655)	(4,280)
Cash merger consideration paid by Old IAC in connection with the MTCH Separation	—	837,913
Transfers from Old IAC for periods prior to the MTCH Separation	—	1,706,479
Proceeds from the sale of Old IAC Class M common stock	—	1,408,298
Other, net	685	784
Net cash (used in) provided by financing activities attributable to continuing operations	(369,105)	4,304,883
Total cash (used in) provided by continuing operations	(376,029)	2,618,135
Net cash provided by operating activities attributable to discontinued operations	18,053	26,815
Net cash provided by (used in) investing activities attributable to discontinued operations	7,602	(318)
Net cash provided by financing activities attributable to discontinued operations	293,577	—
Total cash provided by discontinued operations	319,232	26,497
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(156)	(511)
Net (decrease) increase in cash and cash equivalents and restricted cash	(56,953)	2,644,121
Cash and cash equivalents and restricted cash at beginning of period	3,477,110	840,732
Cash and cash equivalents and restricted cash at end of period	$3,420,157	$3,484,853
The accompanying Notes to Consolidated and Combined Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Vimeo Spin-off:
On May 25, 2021, IAC completed the spin-off of its full stake in Vimeo to IAC shareholders (which we refer to as the “Spin-off”). Following the Spin-off, Vimeo, Inc. (formerly Vimeo Holdings, Inc. ("Vimeo")) became an independent, separately traded public company. Therefore, Vimeo is presented as a discontinued operation within IAC's accompanying financial statements for all periods prior to May 25, 2021.
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
Acquisition of Meredith:
On October 6, 2021, IAC and Meredith Corporation entered into an agreement pursuant to which Dotdash will acquire the entity that will hold Meredith Corporation's National Media Group, which is comprised of its Digital and Magazine businesses, and corporate operations ("Meredith"), in an all cash transaction at a purchase price of $42.18 per share, subject to downward adjustment in certain scenarios described in the acquisition agreement, representing an enterprise value of approximately $2.7 billion. Following the acquisition, the combined entity will be named Dotdash Meredith Inc. ("Dotdash Meredith"). The transaction is expected to be funded by IAC with a combination of cash on hand and newly incurred debt at Dotdash Meredith and is subject to customary closing conditions, including regulatory approvals and completion of the spin-off of Meredith from Meredith Corporation. Additionally, IAC has received a commitment for an $850 million bridge facility.
Nature of Operations
The Company has majority ownership of Angi Inc., which also includes HomeAdvisor, powered by Angi, and Handy, and operates Dotdash and Care.com, among many others.
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
All intercompany transactions and balances between and among the Company and its subsidiaries have been eliminated. All intercompany transactions between (i) the Company and (ii) Old IAC and its subsidiaries for periods prior to the MTCH Separation are considered to be effectively settled for cash at the time the transaction is recorded. The total net effect of the settlement of these intercompany transactions is reflected in the statement of cash flows as a financing activity and in the statement of parent's equity as "Invested capital."
In management’s opinion, the assumptions underlying the historical financial statements of the Company, including the basis on which the expenses have been allocated from Old IAC, are reasonable. However, the allocations may not reflect the expenses that the Company would have incurred as an independent, stand-alone company for the periods presented.
The accompanying unaudited financial statements have been prepared in accordance with GAAP for interim financial information and with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and notes required by GAAP for complete annual financial statements. In the opinion of management, the accompanying unaudited financial statements include all normal recurring adjustments considered necessary for a fair presentation. Interim results are not necessarily indicative of the results that may be expected for the full year. The accompanying unaudited interim financial statements should be read in conjunction with the annual audited financial statements and notes thereto for the year ended December 31, 2020 included on Form 8-K filed with the SEC on June 1, 2021.
COVID-19 Update
The impact on the Company from the COVID-19 pandemic and the measures designed to contain its spread has been varied and volatile.
As previously disclosed, the initial impact of COVID-19 on the businesses in IAC's Angi Inc. segment resulted in a decline in demand for service requests, driven primarily by decreases in demand in certain categories of jobs (particularly discretionary indoor projects). While these businesses have experienced a rebound in service requests in the second half of 2020 and through early 2021, service requests did start to decline in May 2021 compared to the comparable months of 2020 as a result of the surge in 2020 and due to impacts of the brand integration initiative launched on March 17, 2021. Moreover, many service professionals' businesses had been adversely impacted by labor and material constraints and many service professionals had limited capacity to take on new business, which negatively impacted the ability of these businesses to monetize this increased level of service requests through the first quarter of 2021. While Angi Inc.'s ability to monetize service requests rebounded modestly in the second and third quarters of 2021, it is still not back to levels it experienced pre-COVID-19. No assurances can be provided that Angi Inc. will continue to be able to improve monetization, or that service professionals' businesses will not continue to be adversely impacted in the future. The Search segment has experienced an increase in revenue in the first nine months of 2021 compared to the prior year due, in part, to lower advertising rates in 2020 due to the impact of COVID-19.
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
In the quarter ended September 30, 2020, the Company recorded impairments of $53.2 million and $10.8 million related to the goodwill and intangible assets, respectively, of the Desktop reporting unit. These impairments were due in part to the effects of COVID-19 on monetization. Refer to "Certain Risks and Concentrations—Services Agreement with Google" for additional information.
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
Accounting for Investments in Equity Securities
Investments in equity securities, other than those of the Company's consolidated subsidiaries and those accounted for under the equity method, if applicable, are accounted for at fair value or under the measurement alternative, with any changes to fair value recognized in "Other income (expense), net" in the accompanying statement of operations each reporting period. Under the measurement alternative, equity investments without readily determinable fair values are carried at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar securities of the same issuer; fair value is generally determined based on a market approach as of the transaction date. A security will be considered identical or similar if it has identical or similar rights to the equity securities held by the Company. See "Note 5—Financial Instruments and Fair Value Measurements" for additional information on the impairments of certain equity securities without readily determinable fair values recorded during the three months ended March 31, 2020.
The Company accounts for investments in the common stock or in-substance common stock of entities in which the Company has the ability to exercise significant influence over the operating and financial matters of the investee, but does not have a controlling financial interest, using the equity method. At September 30, 2021 and December 31, 2020, the Company has one investment accounted for using the equity method which is included in "Long-term investments" in the accompanying balance sheet.

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
Deferred Revenue
Deferred revenue consists of payments that are received or are contractually due in advance of the Company's performance obligation. The Company’s deferred revenue is reported on a contract-by-contract basis at the end of each reporting period. The Company classifies deferred revenue as current when the remaining term of the applicable subscription period or expected completion of its performance obligation is one year or less. The current and non-current deferred revenue balances are $137.7 million and $0.7 million, respectively, at December 31, 2020, and $94.7 million and $0.6 million, respectively, at December 31, 2019. During the nine months ended September 30, 2021, the Company recognized $123.5 million of revenue that was included in the deferred revenue balance as of December 31, 2020. During the nine months ended September 30, 2020, the Company recognized $83.0 million of revenue that was included in the deferred revenue balance as of December 31, 2019. The current and non-current deferred revenue balances are $172.7 million and $0.5 million, at September 30, 2021, respectively. Non-current deferred revenue is included in "Other long-term liabilities" in the accompanying balance sheet.
Practical Expedients and Exemptions
As permitted under the practical expedient available under Accounting Standards Updated ("ASU") No. 2014-09, Revenue from Contracts with Customers, the Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less, (ii) contracts with variable consideration that is allocated entirely to unsatisfied performance obligations or to a wholly unsatisfied promise accounted for under the series guidance, and (iii) contracts for which the Company recognizes revenue at the amount which it has the right to invoice for services performed.
Assets Recognized from the Costs to Obtain a Contract with a Customer
The Company uses a portfolio approach to assess the accounting treatment of the incremental costs to obtain a contract with a customer. The Company recognizes an asset for these costs if we expect to recover those costs. To the extent that these costs are capitalized, the resultant asset is amortized on a systematic basis consistent with the pattern of the transfer of the services to which the asset relates. The current and non-current capitalized costs to obtain a contract with a customer are included in "Other current assets" and "Other non-current assets" in the accompanying balance sheet and are $51.2 million and $5.5 million, and $58.8 million and $4.4 million, at September 30, 2021 and December 31, 2020, respectively.
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
For sales incentive programs where the anticipated customer relationship period is one year or less, the Company has elected the practical expedient to expense the commissions as incurred.

App Store Fees
The Company pays fees to the Apple App Store and the Google Play Store for the distribution of our paid mobile apps. The Company capitalizes and amortizes mobile app store fees related to subscriptions over the term of the applicable subscription.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Certain Risks and Concentrations—Services Agreement with Google (the "Services Agreement")
A meaningful portion of the Company's revenue (and a substantial portion of IAC's net cash from operating activities attributable to continuing operations that it can freely access) is attributable to the Services Agreement. In addition, the Company earns certain other advertising revenue from Google that is not attributable to the Services Agreement. For the three and nine months ended September 30, 2021, total revenue earned from Google was $185.6 million and $527.0 million, respectively, representing 20% and 21%, respectively, of the Company's revenue. For the three and nine months ended September 30, 2020, total revenue earned from Google was $132.3 million and $385.6 million, respectively, representing 19% of the Company's revenue for both periods. The related accounts receivable totaled $70.2 million and $61.9 million at September 30, 2021 and December 31, 2020, respectively.
The total revenue earned from the Services Agreement for the three and nine months ended September 30, 2021 was $168.0 million and $471.3 million, respectively, representing 18% and 19%, respectively, of the Company's total revenue. The total revenue earned from the Services Agreement for the three and nine months ended September 30, 2020 was $119.3 million and $350.0 million, respectively, representing 17% and 18%, respectively, of the Company's total revenue.
The revenue attributable to the Services Agreement is earned by Ask Media Group and the Desktop business, both within the Search segment. For the three and nine months ended September 30, 2021, revenue earned from the Services Agreement was $137.9 million and $382.5 million, respectively, within Ask Media Group and $30.1 million and $88.8 million, respectively, within the Desktop business. For the three and nine months ended September 30, 2020, revenue earned from the Services Agreement was $83.7 million and $231.2 million, respectively, within Ask Media Group and $35.6 million and $118.9 million, respectively, within the Desktop business.
On August 23, 2021, the Company and Google amended the Services Agreement, effective as of August 1, 2021, to extend the expiration date from March 31, 2023 to March 31, 2024 and to provide for an automatic renewal for an additional one year period absent a notice of non-renewal from either party on or before March 31, 2023. The Company believes that the amended agreement, taken as a whole, is comparable to its previously existing agreement with Google. The Services Agreement requires that the Company comply with certain guidelines promulgated by Google. Google may generally unilaterally update its policies and guidelines without advance notice. These updates may be specific to the Services Agreement or could be more general and thereby impact the Company as well as other companies. These policy and guideline updates have in the past and could in the future require modifications to, or prohibit and/or render obsolete certain of our products, services and/or business practices, which have been and could be costly to address or negatively impact revenue and have had and in the future could have an adverse effect on our financial condition and results of operations. As described below, Google has made changes to the policies under the Services Agreement and has also made industry-wide changes that have negatively impacted the Desktop business-to-consumer ("B2C") business and it may do so in the future.

Certain industry-wide policy changes became effective on August 27, 2020. These industry-wide changes, combined with increased enforcement of policies under the Services Agreement, have had a negative impact on the results of operations of the B2C business. In the quarter ended September 30, 2020, the Company reassessed the fair values of the Desktop reporting unit and the related indefinite-lived intangible assets and recorded impairments equal to the remaining carrying value of the goodwill of $53.2 million and $10.8 million related to the intangible assets. The reduction in the Company’s fair value estimates was due to lower consumer queries, increasing challenges in monetization and the reduced ability to market profitably due to policy changes implemented by Google and other browsers. The effects of COVID-19 on monetization were an additional factor.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)
In addition, during the fourth quarter of 2020, Google suspended services with respect to some B2C's products and may do so with respect to other products in the future. As a result, the B2C business elected to modify certain marketing strategies in early January 2021. Subsequently, Google informed us of another policy change in the first quarter of 2021 that became effective on May 10, 2021. We anticipated that this Google policy change would eliminate our ability to successfully introduce and market new B2C products that would be profitable. Therefore, we undertook cost reduction measures and effectively eliminated all marketing of B2C products beginning in March 2021. This elimination of marketing has and will positively impact profitability in 2021 because revenue from B2C products is earned over multiple periods beyond just the period in which the initial marketing is incurred. Following the cessation of the introduction of new products in March 2021, the B2C revenue stream relates solely to the then existing installed base of products. For the three and nine months ended September 30, 2021, B2C revenue declined by $15.0 million to $16.3 million and $39.7 million to $63.4 million, respectively, while Desktop operating income, excluding the goodwill and intangible asset impairment charges in 2020, increased by $10.2 million to $13.7 million and $22.4 million to $35.6 million, versus the comparable prior year periods. For the remainder of 2021, we expect this trend to continue and B2C revenue to decline substantially while Desktop operating income will increase versus the comparable prior year period. Beyond 2021, we expect the revenue and profits of the B2C business and Desktop, respectively, to decline significantly.
Recent Accounting Pronouncements
Accounting Pronouncement Not Yet Adopted by IAC
ASU 2021-08 – Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers
In October 2021, the Financial Accounting Standards Board issued ASU No. 2021-08, which changes how entities recognize assets acquired and liabilities assumed in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers. The provisions of ASU No. 2021-08 require acquiring entities to recognize and measure contract assets and contract liabilities, including deferred revenue, acquired in a business combination in accordance with ASU No. 2014-09 (Topic 606), Revenue from Contracts with Customers, as if it had originated the contracts. The provisions of ASU No. 2021-08 are effective for fiscal years beginning after December 15, 2022, with early adoption permitted, including adoption in an interim period. The Company will early adopt ASU 2021-08 effective in the fourth quarter of 2021. An entity that early adopts in an interim period is required to apply the amendments (i) retrospectively to all business combinations for which the acquisition date occurs on or after the beginning of the fiscal year that includes the interim period of early adoption and (ii) prospectively to all business combinations that occur on or after the date of initial application. Early adoption has no retrospective impact on the Company. The adoption of ASU 2021-08 will have a material impact on the purchase accounting for the acquisition of Meredith. Meredith had deferred revenue of $610.8 million as of June 30, 2021.
Discontinued Operations

Discontinued operations in the accompanying financial statements include Vimeo for all periods prior to May 25, 2021. The notes accompanying these financial statements reflect our continuing operations and, unless otherwise noted, exclude information related to Vimeo. See “Note 3—Discontinued Operations” for additional details.
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
For the three and nine months ended September 30, 2021, the Company recorded an income tax provision of $9.9 million and $151.0 million, which represents an effective income tax rate of 14% and 21%, respectively. For the three months ended September 30, 2021, the effective income tax rate is lower than the statutory rate of 21% due primarily to excess tax benefits generated by the exercise and vesting of stock-based awards, partially offset by state taxes, nondeductible stock-based compensation expense, and foreign income taxed at different rates. For the nine months ended September 30, 2021, the effective income tax rate was the same as the statutory rate of 21% due to excess tax benefits generated by the exercise and vesting of stock-based awards, offset by an increase in the valuation allowance on beginning-of-the-year deferred tax assets related to the Spin-off and state taxes. For the three months ended September 30, 2020, the Company recorded an income tax benefit, despite pre-tax income, of $25.1 million due primarily to excess tax benefits generated by the exercise and vesting of stock-based awards, partially offset by the non-deductible portion of the Desktop goodwill impairment charge, nondeductible stock-based compensation expense, and state taxes. For the nine months ended September 30, 2020, the Company recorded an income tax benefit of $96.4 million, which represents an effective income tax rate of 31%, which is higher than the statutory rate of 21%, due primarily to excess tax benefits generated by the exercise and vesting of stock-based awards and the revaluation of net operating loss deferred taxes due to the Coronavirus Aid, Relief, and Economic Security Act, partially offset by the non-deductible portion of the Desktop goodwill impairment charge, the unbenefited losses related to other investment impairments, and nondeductible share based compensation expense.

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
The Company is routinely under audit by federal, state, local and foreign authorities in the area of income tax as a result of previously filed separate company and consolidated tax returns with Old IAC and will be under audit for its tax returns filed on a standalone basis following the MTCH Separation. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. The Internal Revenue Service ("IRS") has substantially completed its audit of Old IAC’s federal income tax returns for the years ended December 31, 2013 through 2017, and has begun its audit of the years ended December 31, 2018 through 2019, which includes the operations of the Company. The statute of limitations for the years 2013 through 2017 has been extended to June 30, 2022. Returns filed in various other jurisdictions are open to examination for tax years beginning with 2009. Income taxes payable include unrecognized tax benefits considered sufficient to pay assessments that may result from the examination of prior year tax returns. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may not accurately anticipate actual outcomes and, therefore, may require periodic adjustment. Although management currently believes changes in unrecognized tax benefits from period to period and differences between amounts paid, if any, upon resolution of issues raised in audits and amounts previously provided will not have a material impact on the liquidity, results of operations, or financial condition of the Company, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

At September 30, 2021 and December 31, 2020, unrecognized tax benefits, including interest and penalties, are $15.4 million and $20.1 million, respectively. Unrecognized tax benefits, including interest and penalties, at September 30, 2021 decreased by $4.8 million due primarily to statute expirations. If unrecognized tax benefits at September 30, 2021 are subsequently recognized, $14.2 million, net of related deferred tax assets and interest, would reduce income tax expense. The comparable amount as of December 31, 2020 was $18.5 million. The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease by $0.1 million by September 30, 2022, due to settlements; all of which would reduce the income tax provision from continuing operations.
NOTE 3—DISCONTINUED OPERATIONS

On May 25, 2021, IAC completed the Spin-off. Following the Spin-off, Vimeo became an independent, separately traded public company. Therefore, Vimeo is presented as a discontinued operation within IAC's accompanying financial statements for all periods prior to May 25, 2021.
The components of assets and liabilities of discontinued operations in the accompanying balance sheet at December 31, 2020 consisted of the following:

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
The components of the loss from discontinued operations for the period January 1, 2021 through May 25, 2021 and the three and nine months ended September 30, 2020 in the accompanying statement of operations consisted of the following:

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	January 1 through May 25,	Three Months Ended September 30,	Nine Months Ended September 30,
	2021	2020
	(In thousands)
Revenue	$145,514	$75,130	$199,371
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	39,995	22,869	64,126
Selling and marketing expense	54,774	25,630	77,194
General and administrative expense	23,343	9,833	29,519
Product development expense	35,651	16,476	48,031
Depreciation	182	106	266
Amortization of intangibles	2,983	6,613	12,651
Total operating costs and expenses	156,928	81,527	231,787
Operating loss from discontinued operations	(11,414)	(6,397)	(32,416)
Interest expense	(140)	—	—
Other income (expense), net	10,172	87	(135)
Loss from discontinued operations before tax	(1,382)	(6,310)	(32,551)
Income tax (provision) benefit	(449)	4,448	10,579
Loss from discontinued operations, net of tax	$(1,831)	$(1,862)	$(21,972)
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

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Unaudited pro forma financial information
The unaudited pro forma financial information in the table below presents the combined results of the Company and Care.com as if the acquisition had occurred on January 1, 2019. The unaudited pro forma financial information includes adjustments required under the acquisition method of accounting and is presented for informational purposes only and is not necessarily indicative of the results that would have been achieved had the acquisition occurred on January 1, 2019. For the three and nine months ended September 30, 2020, pro forma adjustments include a reduction in transaction related costs (including stock-based compensation expense related to the acceleration of vesting of outstanding employee equity awards) of $2.6 million and $65.7 million, respectively, because they are one-time in nature and will not have a continuing impact on operations and an increase in revenue of $2.4 million and $15.6 million related to deferred revenue written off as a part of the acquisition.

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
	(In thousands except per share data)
Revenue	$715,654	$2,041,081
Net earnings (loss) from continuing operations	$193,573	$(198,691)
Basic earnings (loss) per share from continuing operations	$2.26	$(2.34)
Diluted earnings (loss) per share from continuing operations	$2.13	$(2.34)
Net earnings (loss) attributable to IAC shareholders	$190,766	$(221,290)
Basic earnings (loss) per share attributable to IAC shareholders	$2.24	$(2.59)
Diluted earnings (loss) per share attributable to IAC shareholders	$2.11	$(2.59)
NOTE 5—FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
Marketable Securities
At September 30, 2021 and December 31, 2020, the fair value of marketable securities are as follows:

	September 30, 2021	December 31, 2020
	(In thousands)
Marketable equity security	$26,794	$—
Available for sale marketable debt securities	—	224,979
Total marketable securities	$26,794	$224,979
The Company has one investment in a marketable equity security at September 30, 2021, which is carried at fair value following the investee's initial public offering in 2021; prior to this investee's initial public offering, the investment was accounted for as an equity security without a readily determinable fair value. The Company recorded an unrealized gain of $25.8 million in both the three and nine months ended September 30, 2021 for this investment. The Company sold its shares in another marketable equity security in the third quarter of 2021, which investment, prior to this investee's initial public offering, was accounted for as an equity security without a readily determinable fair value, and recorded a realized loss of $3.5 million and a realized gain of $7.2 million on the sale of this investment in the three and nine months ended September 30, 2021, respectively. The realized and unrealized gains related to these investments are included in "Other income (expense), net" in the accompanying statement of operations.

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
Investment in MGM Resorts International

	September 30, 2021	December 31, 2020
	(In thousands)
Investment in MGM Resorts International	$2,547,313	$1,860,158
During the second and third quarters of 2020, the Company purchased a total of 59.0 million shares of MGM. The fair value of the investment in MGM is remeasured each reporting period based upon MGM's closing stock price on the New York Stock Exchange on the last trading day in the reporting period and any unrealized gains or losses are included in the accompanying statement of operations. For the three and nine months ended September 30, 2021, the Company recorded unrealized gains on its investment in MGM of $29.5 million and $687.2 million, respectively. For the three and nine months ended September 30, 2020, the Company recorded unrealized gains of $289.1 million and $264.4 million, respectively. The cumulative unrealized gain through September 30, 2021 is $1.5 billion.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Long-term Investments
Long-term investments consist of:

	September 30, 2021	December 31, 2020
	(In thousands)
Equity securities without readily determinable fair values	$324,649	$296,491
Equity method investment	3,441	1,152
Total long-term investments	$328,090	$297,643
Equity Securities without Readily Determinable Fair Values
The following table presents a summary of unrealized gains and losses recorded in "Other income (expense), net," as adjustments to the carrying value of equity securities without readily determinable fair values held as of September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Upward adjustments (gross unrealized gains)	$7,616	$—	$8,992	$—
Downward adjustments including impairments (gross unrealized losses)	(100)	—	(100)	(48,985)
Total	$7,516	$—	$8,892	$(48,985)
During the first quarter of 2020, the Company recorded impairments of $51.5 million related to certain equity securities without readily determinable fair values due to the impact of COVID-19.
The cumulative upward and downward adjustments (including impairments) to the carrying value of equity securities without readily determinable fair values held at September 30, 2021 were $28.7 million and $43.6 million, respectively.
Realized and unrealized gains and losses for the Company's investments without readily determinable fair values for the three and nine months ended September 30, 2021 and 2020 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Realized gains, net, for equity securities sold	$3,022	$2,688	$3,103	$200
Unrealized gains (losses), net, on equity securities held	7,516	—	8,892	(48,985)
Total gains (losses), net recognized	$10,538	$2,688	$11,995	$(48,785)
All gains and losses on equity securities without readily determinable fair values, realized and unrealized, are recognized in "Other income (expense), net" in the accompanying statement of operations.
Equity Method Investment
During 2020 and 2021, the Company acquired common shares of Turo Inc. ("Turo"), a peer-to-peer car sharing marketplace. This investment is accounted for under the equity method of accounting given the Company's ownership interest of approximately 27.3% on a fully diluted basis in the form of preferred shares, which are not common stock equivalents. The Company accounts for this investment on a one quarter lag.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
The following tables present the Company's financial instruments that are measured at fair value on a recurring basis:

	September 30, 2021
	Quoted Market Prices for Identical Assets in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$2,802,115	$—	$—	$2,802,115
Treasury discount notes	—	174,993	—	174,993
Marketable equity security	26,794	—	—	26,794
Investment in MGM	2,547,313	—	—	2,547,313
Other non-current assets:
Warrant	—	—	107,607	107,607
Total	$5,376,222	$174,993	$107,607	$5,658,822

Liabilities:
Contingent consideration arrangement			$(15,000)	$(15,000)

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

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following tables present the changes in the Company's financial instruments that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended September 30,
	2021		2020
	Warrant	Contingent Consideration Arrangement	Warrant
	(In thousands)
Balance at July 1	$60,532	$—	$7,079
Total net gains (losses):
Fair value adjustments included in earnings	47,075	(15,000)	(2,331)
Balance at September 30	$107,607	$(15,000)	$4,748

	Nine Months Ended September 30,
	2021		2020
	Warrant	Contingent Consideration Arrangement	Warrant	Contingent Consideration Arrangement
	(In thousands)
Balance at January 1	$5,276	$—	$8,495	$(6,918)
Fair value at date of acquisition	—	—	—	(1,000)
Total net gains (losses):
Fair value adjustments included in earnings	102,331	(15,000)	(3,747)	6,918
Settlements	—	—	—	1,000
Balance at September 30	$107,607	$(15,000)	$4,748	$—
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
Contingent Consideration Arrangement
At September 30, 2021, the Company has one outstanding contingent consideration arrangement related to a business combination. The maximum contingent payments related to this arrangement for periods subsequent to December 31, 2020, which is the end of the most recent measurement period, is $15.0 million. In the three months ended September 30, 2021, the Company recorded $15.0 million related to this contingent consideration arrangement due to a change in estimate of the liability related to this arrangement. In connection with the Care.com acquisition on February 11, 2020, the Company assumed a contingent consideration arrangement liability of $1.0 million, which was subsequently paid and settled during the first quarter of 2020. The contingent consideration arrangement liability at September 30, 2021 is included in "Accrued expenses and other current liabilities" in the accompanying balance sheet.
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

	September 30, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Long-term debt, net(a)	$(494,373)	$(495,625)	$(712,277)	$(725,700)
_____________________
(a)    At September 30, 2021 and December 31, 2020, the carrying value of long-term debt, net includes unamortized debt issuance costs of $5.6 million and $7.7 million, respectively.
At September 30, 2021 and December 31, 2020, the fair value of long-term debt is estimated using observable market prices or indices for similar liabilities, which are Level 2 inputs.
NOTE 6—LONG-TERM DEBT
Long-term debt consists of:

	September 30, 2021	December 31, 2020
	(In thousands)
3.875% ANGI Group Senior Notes due August 15, 2028 ("ANGI Group Senior Notes"); interest payable each February 15 and August 15, commencing February 15, 2021	$500,000	$500,000
ANGI Group Term Loan due November 5, 2023 ("ANGI Group Term Loan")	—	220,000
Total long-term debt	500,000	720,000
Less: unamortized debt issuance costs	5,627	7,723
Total long-term debt, net	$494,373	$712,277
ANGI Group Senior Notes
The ANGI Group Senior Notes were issued on August 20, 2020, the proceeds of which have been used for general corporate purposes, including the acquisition of Total Home Roofing, Inc. ("Angi Roofing") on July 1, 2021, and treasury share purchases. At any time prior to August 15, 2023, these notes may be redeemed at a redemption price equal to the sum of the principal amount thereof, plus accrued and unpaid interest and a make-whole premium. Thereafter, these notes may be redeemed at the redemption prices set forth in the indenture governing the notes, plus accrued and unpaid interest thereon, if any, to the applicable redemption date.
The indenture governing the ANGI Group Senior Notes contains a covenant that would limit ANGI Group’s ability to incur liens for borrowed money in the event a default has occurred or ANGI Group’s secured leverage ratio (as defined in the indenture) exceeds 3.75 to 1.0. At September 30, 2021 there were no limitations pursuant thereto.
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
NOTE 7—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables present the components of accumulated other comprehensive income (loss):

	Three Months Ended September 30, 2021		Three Months Ended September 30, 2020
	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income	Foreign Currency Translation Adjustment	Unrealized (Losses) Gains On Available-For-Sale Marketable Debt Securities	Accumulated Other Comprehensive Loss
	(In thousands)
Balance at July 1	$5,686	$5,686	$(13,780)	$(1)	$(13,781)
Other comprehensive (loss) income before reclassifications	(1,083)	(1,083)	1,948	4	1,952
Amounts reclassified to earnings	—	—	—	—	—
Net current period other comprehensive (loss) income	(1,083)	(1,083)	1,948	4	1,952
Accumulated other comprehensive loss allocated to noncontrolling interests during the period	24	24	11	—	11
Balance at September 30	$4,627	$4,627	$(11,821)	$3	$(11,818)

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) On Available-For-Sale Marketable Debt Securities	Accumulated Other Comprehensive (Loss) Income	Foreign Currency Translation Adjustment	Unrealized Gains On Available-For-Sale Marketable Debt Securities	Accumulated Other Comprehensive Loss
	(In thousands)
Balance at January 1	$(6,172)	$2	$(6,170)	$(12,226)	$—	$(12,226)
Other comprehensive income (loss) before reclassifications	754	(2)	752	585	3	588
Amounts reclassified to earnings	10,032	—	10,032	(144)	—	(144)
Net current period other comprehensive income (loss)	10,786	(2)	10,784	441	3	444
Accumulated other comprehensive loss (income) allocated to noncontrolling interests during the period	13	—	13	(36)	—	(36)
Balance at September 30	$4,627	$—	$4,627	$(11,821)	$3	$(11,818)
The amounts reclassified out of foreign currency translation adjustment into earnings for the nine months ended September 30, 2021 and 2020 relate to the substantial liquidation of certain international subsidiaries.
At both September 30, 2021 and 2020, there was no income tax benefit or provision on the accumulated other comprehensive income (loss).

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 8—EARNINGS (LOSS) PER SHARE
The Company treats its common stock and Class B common stock as one class of stock for net earnings (loss) per share ("EPS") purposes as both classes of stock participate in earnings, dividends and other distributions on the same basis. The restricted stock award granted to our Chief Executive Officer ("CEO") on November 5, 2020 is a participating security and the Company calculates EPS using the two-class method since those restricted shares are unvested and have a non-forfeitable dividend right in the event the Company declares a cash dividend on common shares and participate in all other distributions of the Company in the same manner as all other IAC common shares.
Undistributed earnings allocated to the participating security is subtracted from earnings in determining earnings attributable to holders of IAC common stock and Class B common stock for basic EPS. Basic EPS is computed by dividing net earnings (loss) attributable to holders of IAC common stock and Class B common stock by the weighted-average number of shares of common stock and Class B common stock outstanding during the period.
For the calculation of diluted EPS, net earnings (loss) attributable to holders of IAC common stock and Class B common stock is adjusted for the impact from our public subsidiary's dilutive securities, if applicable, and the reallocation of undistributed earnings allocated to the participating security by the weighted-average number of common stock and Class B common stock outstanding plus dilutive securities during the period.
The numerator and denominator of basic and diluted EPS computations for the Company’s common stock and Class B common stock are calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands, except per share data)
Basic EPS:
Numerator:
Net earnings (loss) from continuing operations	$61,047	$187,723	$583,317	$(216,802)
Net (earnings) loss attributable to noncontrolling interests of continuing operations	(357)	(1,010)	3,275	(920)
Net earnings attributed to unvested participating security	(2,040)	—	(19,749)	—
Net earnings (loss) from continuing operations attributable to IAC Common Stock and Class B common stock shareholders	$58,650	$186,713	$566,843	$(217,722)

Net loss from discontinued operations, net of tax	$—	$(1,862)	$(1,831)	$(21,972)
Net loss (earnings) attributable to noncontrolling interests of discontinued operations	—	66	(186)	295
Net loss attributed to unvested participating security	—	—	68	—
Net loss from discontinued operations attributable to IAC Common Stock and Class B common stock shareholders	$—	$(1,796)	$(1,949)	$(21,677)

Net earnings (loss) attributable to IAC Common Stock and Class B common stock shareholders	$58,650	$184,917	$564,894	$(239,399)

Denominator:
Weighted average basic IAC Common Stock and Class B common stock shares outstanding(a)	86,258	85,297	86,106	85,295

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Earnings (loss) per share:
Earnings (loss) per share from continuing operations attributable to IAC Common Stock and Class B common stock shareholders	$0.68	$2.19	$6.58	$(2.55)
Loss per share from discontinued operations, net of tax, attributable to IAC Common Stock and Class B common stock shareholders	$—	$(0.02)	$(0.02)	$(0.26)
Earnings (loss) per share attributable to IAC Common Stock shareholders and Class B common stock shareholders	$0.68	$2.17	$6.56	$(2.81)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands, except per share data)
Diluted EPS:
Numerator:
Net earnings (loss) from continuing operations	$61,047	$187,723	$583,317	$(216,802)
Net (earnings) loss attributable to noncontrolling interests of continuing operations	(357)	(1,010)	3,275	(920)
Net earnings attributed to unvested participating security	(1,938)	—	(18,494)	—
Impact from public subsidiaries' dilutive securities(c)	91	(79)	245	(150)
Net earnings (loss) from continuing operations attributable to IAC Common Stock and Class B common stock shareholders	$58,843	$186,634	$568,343	$(217,872)

Net loss from discontinued operations, net of tax	$—	$(1,862)	$(1,831)	$(21,972)
Net loss (earnings) attributable to noncontrolling interests of discontinued operations	—	66	(186)	295
Net loss attributed to unvested participating security	—	—	64	—
Net loss from discontinued operations attributable to shareholders	$—	$(1,796)	$(1,953)	$(21,677)

Net earnings (loss) attributable to IAC Common Stock and Class B common stock shareholders	$58,843	$184,838	$566,390	$(239,549)

Denominator:
Weighted average basic IAC Common Stock and Class B common stock shares outstanding(a)	86,258	85,297	86,106	85,295
Dilutive securities(b)(c)(d)(e)	4,818	5,180	6,089	—
Denominator for earnings per share—weighted average shares(b)(c)(d)(e)	91,076	90,477	92,195	85,295

Earnings (loss) per share:
Earnings (loss) per share from continuing operations attributable to IAC Common Stock and Class B common stock shareholders	$0.65	$2.06	$6.16	$(2.55)
Loss per share from discontinued operations, net of tax, attributable to IAC Common Stock and Class B common stock shareholders	$—	$(0.02)	$(0.02)	$(0.26)
Earnings (loss) per share attributable to IAC Common Stock and Class B common stock shareholders	$0.65	$2.04	$6.14	$(2.81)
_____________________

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(a)     On November 5, 2020, IAC's CEO was granted a stock-based award in the form of 3.0 million shares of restricted common stock. The number of shares that ultimately vests is subject to the satisfaction of growth targets in IAC's stock price over the 10-year service condition of the award. These restricted shares have a non-forfeitable dividend right in the event the Company declares a cash dividend on its common shares and participate in all other distributions of the Company in the same manner as all other IAC common shares. Accordingly, the two-class method of calculating EPS is used. While the restricted shares are presented as outstanding shares in the accompanying balance sheet, these shares are excluded from the weighted average shares outstanding in calculating basic EPS and the allocable portion of net earnings are also excluded. Fully diluted EPS reflects the impact on earnings and fully diluted shares in the manner that is most dilutive.
(b)    The Company computed basic and diluted EPS for periods prior to the MTCH Separation using the shares issued on June 30, 2020 in connection with the MTCH Separation.
(c)    IAC has the option to settle certain Angi Inc. stock-based awards in its shares. For the three and nine months ended September 30, 2021, and the three months ended September 30, 2020, it is more dilutive for IAC to settle these Angi Inc. equity awards. For the nine months ended September 30, 2020, the Company had a net loss from operations, therefore it was more dilutive for Angi Inc. to settle these Angi Inc. equity awards. The impact on net earnings relates to the settlement of Angi Inc.'s dilutive securities in IAC common shares.
(d)    If the effect is dilutive, weighted average common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and subsidiary denominated equity and vesting of restricted common stock, restricted stock units ("RSUs") and market-based awards ("MSUs"). For both the three and nine months ended September 30, 2021, and the three months ended September 30, 2020, 3.0 million and less than 0.1 million, respectively, of potentially dilutive securities were excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive.
(e)    For the nine months ended September 30, 2020, the Company had a net loss from operations and, as a result, approximately 6.0 million potentially dilutive securities were excluded from computing diluted EPS because the impact would have been anti-dilutive. Accordingly, the weighted average basic shares outstanding were used to compute the EPS amounts for the nine months ended September 30, 2020.
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
The following table presents revenue by reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Revenue
Angi Inc.	$461,565	$389,913	$1,269,582	$1,108,624
Dotdash	65,165	50,774	203,919	139,515
Search	228,445	145,208	593,086	430,890
Emerging & Other	168,923	127,425	473,735	320,594
Inter-segment eliminations	(30)	(72)	(137)	(132)
Total	$924,068	$713,248	$2,540,185	$1,999,491
The following table presents the revenue of the Company's segments disaggregated by type of service:

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Angi Inc.
North America
Angi Ads and Leads:
Consumer connection revenue(a)	$238,421	$244,184	$699,867	$694,804
Advertising revenue(b)	63,953	56,217	187,308	166,732
Membership subscription revenue(c)	17,079	17,760	51,026	56,810
Other revenue	6,703	8,922	21,412	25,144
Total Angi Ads and Leads revenue	326,156	327,083	959,613	943,490
Angi Services revenue(d)	117,375	45,143	244,904	110,285
Total North America revenue	443,531	372,226	1,204,517	1,053,775
Europe
Consumer connection revenue(e)	14,530	14,006	54,226	43,640
Service professional membership subscription revenue	3,215	3,278	9,874	9,792
Advertising and other revenue	289	403	965	1,417
Total Europe revenue	18,034	17,687	65,065	54,849
Total Angi Inc. revenue	$461,565	$389,913	$1,269,582	$1,108,624

(a) Includes fees paid by service professionals for consumer matches through Angi Ads and Leads.
(b) Includes revenue from service professionals under contract for advertising.
(c) Includes membership subscription revenue from service professionals and consumers.
(d) Includes revenue from pre-priced offerings and revenue from Angi Roofing.
(e) Includes fees paid by service professionals for consumer matches.

Dotdash
Display advertising revenue	$42,911	$31,836	$125,014	$88,326
Performance marketing revenue	22,254	18,938	78,905	51,189
Total Dotdash revenue	$65,165	$50,774	$203,919	$139,515

Search
Advertising revenue
Google advertising revenue:	$171,222	$120,838	$480,157	$352,918
Non-Google advertising revenue	53,401	20,171	101,135	64,878
Total advertising revenue	224,623	141,009	581,292	417,796
Other revenue	3,822	4,199	11,794	13,094
Total Search revenue	$228,445	$145,208	$593,086	$430,890

Emerging & Other
Subscription revenue	$96,763	$84,369	$268,993	$217,974
Marketplace revenue	63,456	35,476	173,615	83,711
Media production and distribution revenue	730	1,406	11,142	3,335
Advertising revenue:
Non-Google advertising revenue	5,039	4,255	12,351	10,470
Google advertising revenue	862	859	1,983	2,204
Total advertising revenue	5,901	5,114	14,334	12,674
Service and other revenue	2,073	1,060	5,651	2,900
Total Emerging & Other revenue	$168,923	$127,425	$473,735	$320,594

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Revenue by geography is based on where the customer is located. Geographic information about revenue and long-lived assets is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Revenue:
United States	$796,808	$600,940	$2,156,061	$1,662,642
All other countries	127,260	112,308	384,124	336,849
Total	$924,068	$713,248	$2,540,185	$1,999,491

	September 30, 2021	December 31, 2020
	(In thousands)
Long-lived assets (excluding goodwill, intangible assets and ROU assets):
United States	$281,383	$263,620
All other countries	8,411	11,310
Total	$289,794	$274,930
The following tables present operating (loss) income and Adjusted EBITDA by reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Operating (loss) income:
Angi Inc.	$(14,973)	$(3,019)	$(47,595)	$(1,671)
Dotdash	7,082	11,773	44,383	21,860
Search	30,011	(52,979)	74,059	(264,761)
Emerging & Other	(22,239)	(35,123)	(23,946)	(61,979)
Corporate	(31,948)	(42,881)	(114,618)	(209,016)
Total	$(32,067)	$(122,229)	$(67,717)	$(515,567)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Adjusted EBITDA(f):
Angi Inc.	$12,395	$38,487	$31,139	$130,820
Dotdash	$8,202	$16,181	$48,673	$35,304
Search	$30,031	$11,875	$74,087	$34,449
Emerging & Other	$2,737	$(8,061)	$21,592	$(30,648)
Corporate	$(23,132)	$(26,732)	$(71,769)	$(115,258)

_____________________
(f) The Company's primary financial measure is Adjusted EBITDA, which is defined as operating income excluding: (1) stock-based compensation expense; (2) depreciation; and (3) acquisition-related items consisting of (i) amortization of intangible assets and impairments of goodwill and intangible assets, if applicable, and (ii) gains and losses recognized on changes in the fair value of contingent consideration arrangements. The Company believes this measure is useful for analysts and investors as this measure allows a more meaningful comparison between the Company's performance and that of its competitors. Adjusted EBITDA has certain limitations because it excludes the impact of these expenses.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following tables reconcile operating (loss) income for the Company's reportable segments and net earnings (loss) attributable to IAC shareholders to Adjusted EBITDA:

	Three Months Ended September 30, 2021
	Operating (Loss) Income	Stock-based Compensation Expense	Depreciation	Amortization of Intangibles	Acquisition-related Contingent Consideration Fair Value Adjustments	Adjusted EBITDA
	(In thousands)
Angi Inc.	$(14,973)	$8,813	$14,701	$3,854	$—	$12,395
Dotdash	7,082	$—	$527	$593	$—	$8,202
Search	30,011	$—	$20	$—	$—	$30,031
Emerging & Other	(22,239)	$25	$331	$9,620	$15,000	$2,737
Corporate	(31,948)	$6,600	$2,216	$—	$—	$(23,132)
Total	(32,067)
Interest expense	(6,032)
Unrealized gain on investment in MGM Resorts International	29,517
Other income, net	79,539
Earnings before income taxes	70,957
Income tax provision	(9,910)
Net earnings	61,047
Net earnings attributable to noncontrolling interests	(357)
Net earnings attributable to IAC shareholders	$60,690

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended September 30, 2020
	Operating (Loss) Income	Stock-based Compensation Expense	Depreciation	Amortization of Intangibles	Goodwill Impairment	Adjusted EBITDA
	(In thousands)
Angi Inc.	$(3,019)	$14,697	$13,921	$12,888	$—	$38,487
Dotdash	11,773	$—	$742	$3,666	$—	$16,181
Search	(52,979)	$—	$881	$10,800	$53,173	$11,875
Emerging & Other	(35,123)	$25	$853	$26,184	$—	$(8,061)
Corporate	(42,881)	$13,899	$2,250	$—	$—	$(26,732)
Total	(122,229)
Interest expense	(5,807)
Unrealized gain on investment in MGM Resorts International	289,097
Other income, net	1,602
Earnings before income taxes	162,663
Income tax benefit	25,060
Net earnings from continuing operations	187,723
Loss from discontinued operations, net of tax	(1,862)
Net earnings	185,861
Net earnings attributable to noncontrolling interests	(944)
Net earnings attributable to IAC shareholders	$184,917

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Nine Months Ended September 30, 2021
	Operating (Loss) Income	Stock-based Compensation Expense	Depreciation	Amortization of Intangibles	Acquisition-related Contingent Consideration Fair Value Adjustments	Adjusted EBITDA
	(In thousands)
Angi Inc.	$(47,595)	$20,390	$45,728	$12,616	$—	$31,139
Dotdash	44,383	$—	$1,706	$2,584	$—	$48,673
Search	74,059	$—	$28	$—	$—	$74,087
Emerging & Other	(23,946)	$75	$1,121	$29,342	$15,000	$21,592
Corporate	(114,618)	$37,339	$5,510	$—	$—	$(71,769)
Total	(67,717)
Interest expense	(18,463)
Unrealized gain on investment in MGM Resorts International	687,155
Other income, net	133,388
Earnings before income taxes	734,363
Income tax provision	(151,046)
Net earnings from continuing operations	583,317
Loss from discontinued operations, net of tax	(1,831)
Net earnings	581,486
Net loss attributable to noncontrolling interests	3,089
Net earnings attributable to IAC shareholders	$584,575

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Nine Months Ended September 30, 2020
	Operating (Loss) Income	Stock-based Compensation Expense	Depreciation	Amortization of Intangibles	Acquisition-related Contingent Consideration Fair Value Adjustments	Goodwill Impairment	Adjusted EBITDA
	(In thousands)
Angi Inc.	$(1,671)	$55,031	$38,614	$38,846	$—	$—	$130,820
Dotdash	21,860	$—	$1,569	$11,875	$—	$—	$35,304
Search	(264,761)	$—	$1,864	$32,200	$—	$265,146	$34,449
Emerging & Other	(61,979)	$75	$1,533	$36,641	$(6,918)	$—	$(30,648)
Corporate	(209,016)	$86,755	$7,003	$—	$—	$—	$(115,258)
Total	(515,567)
Interest expense	(9,579)
Unrealized gain on investment in MGM Resorts International	264,379
Other expense, net	(52,475)
Loss before income taxes	(313,242)
Income tax benefit	96,440
Net loss from continuing operations	(216,802)
Loss from discontinued operations, net of tax	(21,972)
Net loss	(238,774)
Net earnings attributable to noncontrolling interests	(625)
Net loss attributable to IAC shareholders	$(239,399)
NOTE 10—FINANCIAL STATEMENT DETAILS
Cash and Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the accompanying balance sheet to the total amounts shown in the accompanying statement of cash flows:

	September 30, 2021	December 31, 2020	September 30, 2020	December 31, 2019
	(In thousands)
Cash and cash equivalents	$3,404,913	$3,366,176	$3,459,207	$837,916
Restricted cash included in other current assets	14,027	448	12,520	503
Restricted cash included in other non-current assets	1,217	449	429	409
Cash, cash equivalents, and restricted cash included in current assets of discontinued operations	—	110,037	12,697	1,904
Total cash and cash equivalents and restricted cash as shown on the statement of cash flows	$3,420,157	$3,477,110	$3,484,853	$840,732
Restricted cash included in other current assets at September 30, 2021 and 2020 primarily consists of cash received from customers at Care.com’s payment solutions business, representing funds collected for payroll and related taxes, which were not remitted as of the period end.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Restricted cash included in other current assets at December 31, 2020 primarily consists of funds collected from service providers for payments in dispute which are not settled as of the period end and cash reserved to fund insurance claims at Angi Inc.
Restricted cash included in other current assets at December 31, 2019 primarily consists of a deposit related to corporate credit cards at Angi Inc.
Restricted cash included in other non-current assets at September 30, 2021 consists of deposits for leases and an endorsement guarantee related to insurance at Angi Roofing. Restricted cash included in other non-current assets for all other periods presented consists of deposits related to leases.
Credit Losses
The following table presents the changes in the allowance for credit losses for the nine months ended September 30, 2021 and 2020, respectively:

	2021	2020
	(In thousands)
Balance at January 1	$27,178	$19,984
Current period provision for credit losses	66,428	61,049
Write-offs charged against the allowance	(55,942)	(53,692)
Recoveries collected	1,896	1,883
Balance at September 30	$39,560	$29,224
Accumulated Amortization and Depreciation
The following table provides the accumulated amortization and depreciation within the accompanying balance sheet:

Asset Category	September 30, 2021	December 31, 2020
	(In thousands)
Right-of-use assets included in other non-current assets	$75,781	$51,284
Building, capitalized software, leasehold improvements and equipment	$198,274	$207,401
Intangible assets	$256,449	$148,073

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Other income (expense), net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Unrealized increase (decrease) in the estimated fair value of a warrant	$47,075	$(2,331)	$102,331	$(1,741)
Unrealized gain related to an investment following its initial public offering	25,794	—	25,794	—
Net upward adjustments related to equity securities without readily determinable fair values.	7,516	—	8,892	—
Realized gains related to the sale of investments	3,022	2,688	3,103	2,700
Realized (loss) gain on the sale of a marketable equity security	(3,536)	—	7,174	—
Interest income	216	969	931	6,553
Foreign exchange (losses) gains, net (a)	(858)	107	(11,976)	(5)
Loss on the extinguishment of debt(b)	—	—	(1,110)	—
Impairments related to impact of COVID-19 (c)	—	—	—	(59,001)
Other	310	169	(1,751)	(981)
Other income (expense), net	$79,539	$1,602	$133,388	$(52,475)
_____________________
(a)     Includes $10.0 million in foreign exchange losses primarily related to the substantial liquidation of certain foreign subsidiaries in the three months ended March 31, 2021.
(b)     Represents the write-off of deferred debt issuance costs related to the ANGI Group Term Loan, which was repaid in its entirety during the second quarter of 2021.
(c)    Includes $51.5 million in impairments related to investments in equity securities without readily determinable fair values and $7.5 million in impairments of a note receivable and a warrant related to certain investees in the nine months ended September 30, 2020.
NOTE 11—CONTINGENCIES
In the ordinary course of business, the Company is a party to various lawsuits. The Company establishes reserves for specific legal matters when it determines that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable. Management has also identified certain other legal matters where the Company believes an unfavorable outcome is not probable and, therefore, no reserve is established. Although management currently believes that resolving claims against the Company, including claims where an unfavorable outcome is reasonably possible, will not have a material impact on the liquidity, results of operations, or financial condition of the Company, these matters are subject to inherent uncertainties and management's view of these matters ma change in the future. The Company also evaluates other contingent matters, including income and non-income tax contingencies, to assess the likelihood of an unfavorable outcome and estimated extent of potential loss. It is possible that an unfavorable outcome of one or more of these lawsuits or other contingencies could have a material impact on the liquidity, results of operations, or financial condition of the Company. See "Note 2—Income Taxes" for additional information related to income tax contingencies.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
In October 2018, the defendants filed a motion to dismiss the complaint on various grounds, including that the 2017 valuation of Tinder by the investment banks was an expert determination any challenge to which is time-barred under applicable law. In June 2019, the court issued a decision and order granting the motion in part but leaving the plaintiffs’ principal claims based upon the 2017 valuation and subsequent merger intact. The defendants appealed from the partial denial of their motion to dismiss, and in October 2019, the Appellate Division, First Department, affirmed the lower court’s decision. After additional appellate motion practice, in May 2020, the Appellate Division reaffirmed the lower court’s decision on different grounds. In June 2020, the defendants filed a motion for leave to appeal that decision to the Court of Appeals; the Appellate Division denied the motion in July 2020.
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
In July 2020, the four individuals who earlier had discontinued their claims in the lawsuit commenced arbitration proceedings against IAC and Match Group before the American Arbitration Association in California, asserting the same claims and seeking the same relief as the six remaining plaintiffs in the New York lawsuit. In September 2020, the defendants filed a motion to stay the trial in the New York lawsuit in favor of the California arbitration; in November 2020, the court denied the motion. In December 2020, the claimants in the California arbitration filed a motion to stay those proceedings in favor of the New York action; in January 2021, the arbitrator denied the motion and scheduled a hearing on the merits for February 2022. In April 2021, the respondents in the California arbitration filed a motion for summary judgment dismissing the claimants' merger-related claims; in August 2021, the arbitrator issued an order granting the motion.
In June 2021, the defendants in the New York lawsuit filed a motion to strike the plaintiffs' jury demand; in July 2021, the court issued an order denying the motion, whereupon the defendants filed a notice of appeal from that order and a motion to stay the trial pending resolution of the appeal. In August 2021, the trial court denied the stay motion, whereupon the defendants filed a motion to stay the trial with the Appellate Division, First Department; in September 2021, the Appellate Division issued an order denying the motion. The appeal from the trial court’s denial of the defendants’ motion to strike the plaintiffs’ jury demand has been fully briefed and is calendared for November 17, 2021.
In July 2021, the defendants filed a motion for summary judgment. In October 2021, the court issued an order granting the motion in part and denying it in part. The court dismissed the plaintiffs’ merger-related contract claims and remaining tort claims, leaving for trial only the claims for breach of contract arising out of the 2017 valuation of Tinder by the independent investment banks. These claims center on whether the investment banks were provided with adequate information to conduct their valuation and whether plaintiff Rad had adequate access to the banks and to Tinder management during the valuation process. On October 29 and November 1, 2021, respectively, the plaintiffs and the defendants filed notices of appeal from the court’s summary judgment order. Trial is scheduled to commence on November 8, 2021.

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

NOTE 12—RELATED PARTY TRANSACTIONS
Relationship with Old IAC prior to the MTCH Separation
The Company’s statement of operations includes allocations of costs, including stock-based compensation expense, related to Old IAC’s accounting, treasury, legal, tax, corporate support and internal audit functions prior to the MTCH Separation. Old IAC historically allocated costs related to its accounting, treasury, legal, tax, corporate support and internal audit functions that were incurred at the Old IAC legal entity level to its publicly traded subsidiaries, Old MTCH and Angi Inc. for any services provided under the applicable services agreements. The remaining unallocated expenses of Old IAC related to its accounting, treasury, legal, tax, corporate support and internal audit functions were allocated to the Company. Allocated costs, inclusive of stock-based compensation expense, in 2020 prior to the MTCH Separation, were $85.5 million. It is not practicable to determine the actual expenses that would have been incurred for these services had the Company operated as a standalone entity during the periods presented. Management considers the allocation method to be reasonable.
The portion of interest income reflected in the statement of operations that is related party in nature was $0.1 million in 2020 prior to the MTCH Separation and is included in "Interest income, net" in the table below.
The following table summarizes the components of the net increase in Old IAC’s investment in the Company for the periods prior to the MTCH Separation:

Six Months Ended June 30, 2020, the date of the MTCH Separation
(In thousands)
Cash transfers from Old IAC related to its centrally managed U.S. treasury management function, acquisitions and cash expenses paid by Old IAC on behalf of the Company, net	$(1,742,854)
Contribution of buildings to Match Group	34,973
Taxes	34,436
Allocation of costs from Old IAC	(12,652)
Interest income, net	102
Net increase in Old IAC's investment in the Company prior to the MTCH Separation	$(1,685,995)
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

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)
IAC and Old MTCH
Prior to the MTCH Separation, for the six months ended June 30, 2020, the date of the MTCH Separation, Old MTCH incurred rent expense of $1.4 million, for leasing office space for certain of its businesses at properties owned by the Company. The amount was paid in full by Old MTCH at the date of the MTCH Separation. After June 30, 2020, the date of the MTCH Separation, Match Group is no longer a related party.
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
For the three and nine months ended September 30, 2021, less than 0.1 million and 0.2 million shares, respectively, of Angi Inc. Class B common stock were issued to a subsidiary of the Company pursuant to the employee matters agreement as reimbursement for shares of IAC common stock issued in connection with the exercise and vesting of IAC equity awards held by Angi Inc. employees. For the three and nine months ended September 30, 2020, 0.1 million and 0.3 million shares, respectively of Angi Inc. Class B common stock were issued to a subsidiary of the Company pursuant to the employee matters agreement as reimbursement for shares of IAC common stock, issued for periods after the MTCH Separation, and Old IAC common stock, issued for periods prior to the MTCH Separation, in connection with the exercise and vesting of IAC and Old IAC equity awards held by Angi Inc. employees. For the three and nine months ended September 30, 2021, less than 0.1 million and 2.6 million shares, respectively, of Angi Inc. Class A common stock were issued to a subsidiary of the Company pursuant to the employee matters agreement as reimbursement for IAC common stock issued in connection with the exercise and settlement of certain Angi Inc. stock appreciation rights. There were no shares of Angi Inc. Class A common stock issued to IAC during the three and nine months ended September 30, 2020.
For the three and nine months ended September 30, 2021 and 2020, Angi Inc. was charged $0.9 million and $3.2 million; and $1.3 million and $3.6 million, respectively, by IAC, for periods after the MTCH Separation and Old IAC, for periods prior to the MTCH Separation, for services rendered pursuant to the services agreement. At September 30, 2021 and December 31, 2020, there were no outstanding receivables or payables pursuant to the services agreement.
At September 30, 2021 and December 31, 2020, Angi Inc. had outstanding payables of $1.7 million and $0.9 million, respectively, due to the Company pursuant to the tax sharing agreement. There were no payments to or refunds from Angi Inc. pursuant to this agreement during the three and nine months ended September 30, 2021. There were $3.1 million of refunds made to Angi Inc. pursuant to this agreement during the nine months ended September 30, 2020. There were no payments to or refunds from Angi Inc. pursuant to this agreement during the three months ended September 30, 2020.
Additionally, the Company subleases office space from Angi Inc. and was charged $0.4 million and $1.2 million; and $0.5 million and $1.4 million of rent for the three and nine months ended September 30, 2021 and 2020, respectively. Angi Inc. also subleases office space from the Company and was charged $0.3 million of rent for both the three and nine months ended September 30, 2021. At September 30, 2021 there were no outstanding payables due to or receivables due from Angi Inc. pursuant to the sublease agreements. At December 31, 2020, there was an outstanding payable of less than $0.1 million due to Angi Inc. pursuant to sublease agreements, which was subsequently paid in full in the first quarter of 2021.

IAC and Vimeo
Following the Spin-off, the relationship between IAC and Vimeo is governed by a number of agreements. These agreements include a separation agreement; a tax matters agreement; a transition services agreement; an employee matters

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)
agreement; and an office lease agreement. The Company and Vimeo are related parties because Mr. Diller is the beneficial owner of more than 10% of the voting interests in both IAC and Vimeo.
At September 30, 2021, Vimeo had no outstanding payables or receivables due to or due from the Company pursuant to the tax sharing agreement. There were no payments to or refunds from Vimeo pursuant to this agreement for the three months ended September 30, 2021, as well as for the period of May 25, 2021 through September 30, 2021.

For the three months ended September 30, 2021 and for the period May 25, 2021 through September 30, 2021, Vimeo was charged $0.4 million and $0.6 million, respectively, by IAC for services rendered pursuant to the transition services agreement. At September 30, 2021, there were no outstanding receivables or payables pursuant to the transition services agreement.
Vimeo has an outstanding payable due to the Company of $1.3 million at September 30, 2021 related primarily to reimbursements due to the Company for Vimeo’s participation in the Company’s employee benefit plans. This amount is included in “Other current assets" in the accompanying balance sheet at September 30, 2021. This amount was paid in full in October 2021.
For the three months ended September 30, 2021 and for the period of May 25, 2021 through September 30, 2021, Vimeo was charged $1.1 million and $1.5 million, respectively, of rent pursuant to the lease agreement. At September 30, 2021 there were no outstanding receivables due from Vimeo pursuant to the lease agreement.
IAC and Expedia
The Company and Expedia each have a 50% ownership interest in three aircraft that may be used by both companies. In the third quarter of 2021, the Company and Expedia accepted delivery of the corporate aircraft that the Company and Expedia had entered into an agreement in 2019 to jointly acquire for a total cost of $71.4 million (including purchase price and related costs), with each company bearing 50% of such cost. In connection with the purchase agreement. the Company paid approximately $23 million in 2019 and approximately $12.7 million in the third quarter of 2021 upon delivery of the new aircraft. Members of the aircraft flight crews are employed by an entity in which the Company and Expedia each have a 50% ownership interest. The Company and Expedia have agreed to share costs relating to flight crew compensation and benefits pro-rata according to each company’s respective usage of the aircraft, for which they are separately billed by the entity described above. The Company and Expedia are related parties because Mr. Diller serves as Chairman and Senior Executive of both IAC and Expedia. For the three and nine months ended September 30, 2021 and 2020, total payments made to this entity by the Company were not material.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL
Vimeo Spin-off:
On May 25, 2021, IAC completed the spin-off of its full stake in Vimeo to IAC shareholders (which we refer to as the “Spin-off”). Following the Spin-off, Vimeo, Inc. (formerly Vimeo Holdings, Inc. ("Vimeo")) became an independent, separately traded public company. Therefore, Vimeo is presented as a discontinued operation within IAC's accompanying financial statements for all periods prior to May 25, 2021.
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
Acquisition of Meredith:
On October 6, 2021, IAC and Meredith Corporation entered into an agreement pursuant to which Dotdash will acquire the entity that will hold Meredith Corporation's National Media Group, which is comprised of its Digital and Magazine businesses, and corporate operations ("Meredith"), in an all cash transaction at a purchase price of $42.18 per share, subject to downward adjustment in certain scenarios described in the acquisition agreement, representing an enterprise value of approximately $2.7 billion. Following the acquisition, the combined entity will be named Dotdash Meredith Inc. ("Dotdash Meredith"). The transaction is expected to be funded by IAC with a combination of cash on hand and newly incurred debt at Dotdash Meredith and is subject to customary closing conditions, including regulatory approvals and completion of the spin-off of Meredith from Meredith Corporation. Additionally, IAC has received a commitment for an $850 million bridge facility.
Management Overview
The Company has majority ownership of Angi Inc., which also includes HomeAdvisor, powered by Angi, and Handy, and operates Dotdash and Care.com, among many others.
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
Reportable Segments (for additional information see "Note 9—Segment Information" to the financial statements included in "Item 1—Consolidated and Combined Financial Statements"):
•Angi Inc. - a publicly traded company that connects quality home service professionals with consumers across 500 different categories, from repairing and remodeling homes to cleaning and landscaping. At September 30, 2021, the Company’s economic interest and voting interest in Angi Inc. were 84.6% and 98.2%, respectively.

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
•Emerging & Other - consists of:
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
Angi Inc.
•Angi Ads and Leads Revenue - primarily reflects domestic ads and leads revenue, including consumer connection revenue for consumer matches, revenue from service professionals under contract for advertising and membership subscription revenue from service professionals and consumers.
•Angi Services Revenue - primarily reflects domestic revenue from pre-priced offerings by which the consumer purchases services directly from Angi Inc. and Angi Inc. engages a service professional to perform the service and includes revenue from Total Home Roofing, Inc. ("Angi Roofing"), which was acquired on July 1, 2021.
•Angi Service Requests ("Service Requests") - are fully completed and submitted domestic customer service requests and includes Angi Services requests in the period.
•Angi Monetized Transactions - are fully completed and submitted domestic customer service requests that were matched to and paid for by a service professional and includes completed and in-process Angi Services jobs in the period.
•Angi Transacting Service Professionals ("Transacting SPs") - are the number of service professionals that paid for consumer matches through Angi Leads or performed an Angi Services job in the quarter.
•Angi Advertising Service Professionals ("Advertising SPs") - are the number of service professionals under contract for advertising at the end of the period.
Dotdash
•Display Advertising Revenue - primarily includes revenue generated from display advertisements sold both directly through our sales team and via programmatic exchanges.

•Performance Marketing Revenue - primarily includes affiliate commerce and performance marketing commissions generated when consumers are directed from our properties to third-party service providers. Affiliate commerce commissions are generated when a consumer completes a purchase or transaction. Performance marketing commissions are generated on a cost-per-click or cost-per-action basis.
Operating Costs and Expenses:
•Cost of revenue - consists primarily of traffic acquisition costs, which includes (i) payments made to partners who direct traffic to our Ask Media Group websites, who distribute our business-to-business customized browser-based applications and who integrate our paid listings into their websites and (ii) the amortization of fees paid to Apple and Google related to the distribution of apps and the facilitation of in-app purchases of product features. Traffic acquisition costs include payment of amounts based on revenue share and other arrangements. Cost of revenue also includes payments made to independent third party service professionals who perform work contracted under Angi Services arrangements, compensation expense (including stock-based compensation expense) and other employee-related costs for Care.com customer care and support functions, payments made to workers staffed by Bluecrew, payments made to care providers for Care@Work, credit card processing fees, hosting fees, roofing material costs associated with Angi Roofing, content costs, and production costs related to IAC Films and College Humor, for periods prior to its sale on March 16, 2020.
•Selling and marketing expense - consists primarily of advertising expenditures, which include online marketing, including through search engines and social media sites, fees paid to third parties that distribute our direct-to-consumer downloadable desktop applications, offline marketing, which is primarily television advertising, partner-related payments to those who direct traffic to the brands within our Angi Inc. segment, and compensation expense (including stock-based compensation expense) and other employee-related costs for Angi Inc.'s sales force and marketing personnel, and outsourced personnel and consulting costs.
•General and administrative expense - consists primarily of compensation expense (including stock-based compensation expense) and other employee-related costs for personnel engaged in executive management, finance, legal, tax, human resources and customer service functions (except for Care.com, which include customer service costs within "Cost of revenue" in the accompanying statement of operations), provision for credit losses, fees for professional services (including transaction-related costs related to the MTCH Separation, the Spin-off and acquisitions), software license and maintenance costs, rent expense and facilities cost, and acquisition-related contingent consideration fair value adjustments (described below). The customer service function at Angi Inc. includes personnel who provide support to its service professionals and consumers.
•Product development expense - consists primarily of compensation expense (including stock-based compensation expense) and other employee-related costs and third-party contractor costs that are not capitalized for personnel engaged in the design, development, testing and enhancement of product offerings and related technology and software license and maintenance costs.
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

Non-GAAP financial measure:
•Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") - is a non-GAAP financial measure. See "Principles of Financial Reporting" for the definition of Adjusted EBITDA and a reconciliation of net earnings (loss) attributable to IAC shareholders to operating loss to Adjusted EBITDA for the three and nine months ended September 30, 2021 and 2020.
Angi Inc.'s Brand Integration Initiative
On March 17, 2021, Angi Inc. updated one of its leading websites and brands, Angie’s List, to Angi, and concentrated its marketing investment in the Angi brand in order to focus its marketing, sales and branding efforts on a single brand.
Angi Inc. relies heavily on free, or organic, search results from search engine optimization and paid search engine marketing to drive traffic to its websites. This brand integration initiative has adversely affected the placement and ranking of Angi Inc. websites, particularly Angi.com, in organic search results as Angi does not have the same domain history as Angie’s List. In addition, Angi Inc. shifted marketing to support Angi, away from HomeAdvisor, which has negatively affected the efficiency of its search engine marketing efforts.
Since the beginning of the integration process, these efforts had a pronounced negative impact on service requests from organic search results and via Angi Inc.'s mobile applications, which in turn has resulted in increased paid search engine marketing to generate service requests. The combined effect of this during the three months ended September 30, 2021, has reduced revenue and increased marketing spend, materially more than expected at the launch of the brand initiative in the first quarter of 2021 and more significantly than our forecasts at the beginning of May 2021. Angi Inc. expects the pronounced negative impact to organic search results, the increased paid search engine marketing costs and the reduced monetization from our mobile applications to continue until such time as the new brand establishes search engine optimization ranking and consumer awareness is established.
Angi Services Investment
Angi Services was launched in August 2019 and Angi Inc. has invested significantly in Angi Services and expects to continue to do so going forward. In the fourth quarter of 2021, Angi Inc. expects significant revenue growth at Angi Services as it expands the business, refines the overall experience, and increases penetration in certain geographies. This increased investment in Angi Services has contributed to lower profitability for Angi Inc. for the three and nine months ended September 30, 2021 and is expected to continue to negatively impact profits through the remainder of 2021.
Certain Risks and Concentrations—Services Agreement with Google (the "Services Agreement")
A meaningful portion of the Company's revenue (and a substantial portion of IAC's net cash from operating activities attributable to continuing operations that it can freely access) is attributable to the Services Agreement. In addition, the Company earns certain other advertising revenue from Google that is not attributable to the Services Agreement. For the three and nine months ended September 30, 2021, total revenue earned from Google was $185.6 million and $527.0 million, respectively, representing 20% and 21%, respectively, of the Company's revenue. For the three and nine months ended September 30, 2020, total revenue earned from Google was $132.3 million and $385.6 million, respectively, representing 19% of the Company's revenue for both periods. The related accounts receivable totaled $70.2 million and $61.9 million at September 30, 2021 and December 31, 2020, respectively.
The total revenue earned from the Services Agreement for the three and nine months ended September 30, 2021 was $168.0 million and $471.3 million, respectively, representing 18% and 19%, respectively, of the Company's total revenue. The total revenue earned from the Services Agreement for the three and nine months ended September 30, 2020 was $119.3 million and $350.0 million, respectively, representing 17% and 18%, respectively, of the Company's total revenue.
The revenue attributable to the Services Agreement is earned by Ask Media Group and the Desktop business, both within the Search segment. For the three and nine months ended September 30, 2021, revenue earned from the Services Agreement was $137.9 million and $382.5 million, respectively, within Ask Media Group and $30.1 million and $88.8 million, respectively, within the Desktop business. For the three and nine months ended September 30, 2020, revenue earned from the Services Agreement was $83.7 million and $231.2 million, respectively, within Ask Media Group and $35.6 million and $118.9 million, respectively, within the Desktop business.

On August 23, 2021, the Company and Google amended the Services Agreement, effective as of August 1, 2021, to extend the expiration date from March 31, 2023 to March 31, 2024 and to provide for an automatic renewal for an additional one year period absent a notice of non-renewal from either party on or before March 31, 2023. The Company believes that the amended agreement, taken as a whole, is comparable to its previously existing agreement with Google. The Services Agreement requires that the Company comply with certain guidelines promulgated by Google. Google may generally unilaterally update its policies and guidelines without advance notice. These updates may be specific to the Services Agreement or could be more general and thereby impact the Company as well as other companies. These policy and guideline updates have in the past and could in the future require modifications to, or prohibit and/or render obsolete certain of our products, services and/or business practices, which have been and could be costly to address or negatively impact revenue and have had and in the future could have an adverse effect on our financial condition and results of operations. As described below, Google has made changes to the policies under the Services Agreement and has also made industry-wide changes that have negatively impacted the Desktop business-to-consumer ("B2C") business and it may do so in the future.
Certain industry-wide policy changes became effective on August 27, 2020. These industry-wide changes, combined with increased enforcement of policies under the Services Agreement, have had a negative impact on the results of operations of the B2C business. In the quarter ended September 30, 2020, the Company reassessed the fair values of the Desktop reporting unit and the related indefinite-lived intangible assets and recorded impairments equal to the remaining carrying value of the goodwill of $53.2 million and $10.8 million related to the intangible assets. The reduction in the Company’s fair value estimates was due to lower consumer queries, increasing challenges in monetization and the reduced ability to market profitably due to policy changes implemented by Google and other browsers. The effects of COVID-19 on monetization were an additional factor.
In addition, during the fourth quarter of 2020, Google suspended services with respect to some B2C's products and may do so with respect to other products in the future. As a result, the B2C business elected to modify certain marketing strategies in early January 2021. Subsequently, Google informed us of another policy change in the first quarter of 2021 that became effective on May 10, 2021. We anticipated that this Google policy change would eliminate our ability to successfully introduce and market new B2C products that would be profitable. Therefore, we undertook cost reduction measures and effectively eliminated all marketing of B2C products beginning in March 2021. This elimination of marketing has and will positively impact profitability in 2021 because revenue from B2C products is earned over multiple periods beyond just the period in which the initial marketing is incurred. Following the cessation of the introduction of new products in March 2021, the B2C revenue stream relates solely to the then existing installed base of products. For the three and nine months ended September 30, 2021, B2C revenue declined by $15.0 million to $16.3 million and $39.7 million to $63.4 million, respectively, while Desktop operating income, excluding the goodwill and intangible asset impairment charges in 2020, increased by $10.2 million to $13.7 million and $22.4 million to $35.6 million, versus the comparable prior year periods. For the remainder of 2021, we expect this trend to continue and B2C revenue to decline substantially while Desktop operating income will increase versus the comparable prior year period. Beyond 2021, we expect the revenue and profits of the B2C business and Desktop, respectively, to decline significantly.
COVID-19 Update
The impact on the Company from the COVID-19 pandemic and the measures designed to contain its spread has been varied and volatile.

As previously disclosed, the initial impact of COVID-19 on the businesses in IAC's Angi Inc. segment resulted in a decline in demand for service requests, driven primarily by decreases in demand in certain categories of jobs (particularly discretionary indoor projects). While these businesses have experienced a rebound in service requests in the second half of 2020 and through early 2021, service requests did start to decline in May 2021 compared to the comparable months of 2020 as a result of the surge in 2020 and due to impacts of the "Angi Inc.'s Brand Integration Initiative" discussed above. Moreover, many service professionals' businesses had been adversely impacted by labor and material constraints and many service professionals had limited capacity to take on new business, which negatively impacted the ability of these businesses to monetize this increased level of service requests through the first quarter of 2021. While Angi Inc.'s ability to monetize service requests rebounded modestly in the second and third quarters of 2021, it is still not back to levels it experienced pre-COVID-19. No assurances can be provided that Angi Inc. will continue to be able to improve monetization, or that service professionals' businesses will not continue to be adversely impacted in the future. The Search segment has experienced an increase in revenue in the first nine months of 2021 compared to the prior year due, in part, to lower advertising rates in 2020 due to the impact of COVID-19.
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
In the quarter ended September 30, 2020, the Company recorded impairments of $53.2 million and $10.8 million related to the goodwill and intangible assets, respectively, of the Desktop reporting unit. These impairments were due in part to the effects of COVID-19 on monetization. Refer to "Certain Risks and Concentrations—Services Agreement with Google" above for additional information.
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

Results of Operations for the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020
Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	$ Change	% Change	2020	2021	$ Change	% Change	2020
	(Dollars in thousands)
Angi Inc.	$461,565	$71,652	18%	$389,913	$1,269,582	$160,958	15%	$1,108,624
Dotdash	65,165	14,391	28%	50,774	203,919	64,404	46%	139,515
Search	228,445	83,237	57%	145,208	593,086	162,196	38%	430,890
Emerging & Other	168,923	41,498	33%	127,425	473,735	153,141	48%	320,594
Inter-segment eliminations	(30)	42	59%	(72)	(137)	(5)	(4)%	(132)
Total	$924,068	$210,820	30%	$713,248	$2,540,185	$540,694	27%	$1,999,491
For the three months ended September 30, 2021 compared to the three months ended September 30, 2020
•Angi Inc. revenue increased 18% to $461.6 million driven by growth of $72.2 million, or 160%, in Angi Services Revenue, while Angi Ads and Leads Revenue remained relatively flat. Approximately half of the Angi Services Revenue growth is due to organic growth and approximately half of the revenue growth is due to Angi Roofing, acquired July 1, 2021. Angi Ads and Leads Revenue was impacted by the decline of 11% in Service Requests during the quarter attributable to the brand integration initiative described above under "Angi Inc.'s Brand Integration Initiative."
•Dotdash revenue increased 28% to $65.2 million due to growth of $11.1 million, or 35%, in Display Advertising Revenue and $3.3 million, or 18%, higher Performance Marketing Revenue. The growth in Display Advertising Revenue was driven by an increase in advertising sold at favorable rates as the prior year rates were negatively impacted by COVID-19. The increase in Performance Marketing Revenue was due primarily to growth in both affiliate commerce commission revenue and performance marketing commission revenue due to increased online sales and new performance marketing products.
•Search revenue increased 57% to $228.4 million due to growth of $90.3 million, or 88%, from Ask Media Group, partially offset by a decrease of $7.1 million, or 17%, from Desktop. The increase in Ask Media Group revenue was due to higher and more efficient marketing driving increased visitors to ad supported search and content websites. The decrease in Desktop revenue was due primarily to the Google policy changes announced in the fourth quarter of 2020 and the first quarter of 2021 described above under "Certain Risks and Concentrations—Services Agreement with Google (the "Services Agreement")."
•Emerging & Other revenue increased 33% to $168.9 million due primarily to an increase in revenue of $29.2 million from Care.com to $85.9 million driven, in part, by the addition of Lifecare, acquired in October 2020, and increased revenue from Bluecrew, Vivian Health and The Daily Beast.
For the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020
•Angi Inc. revenue increased 15% to $1.3 billion driven by increases of $134.6 million, or 122%, in Angi Services Revenue, $16.1 million, or 2%, in Angi Ads and Leads Revenue and $10.2 million, or 19%, at the European businesses. The increase in Angi Services Revenue is due primarily to organic growth and to a lesser extent from Angi Roofing, acquired July 1, 2021. The increase in Angi Ads and Leads Revenue is due primarily to an increase in advertising revenue of $20.6 million or 12%. The revenue increase at the European businesses was due to strong growth across all of its markets due to increased consumer demand and the favorable impact of the weakening of the U.S. dollar relative to the Euro and British Pound.
•Dotdash revenue increased 46% to $203.9 million due to growth of $36.7 million, or 42%, in Display Advertising Revenue and $27.7 million, or 54%, higher Performance Marketing Revenue. The increase in both Display Advertising Revenue and Performance Marketing Revenue were due to the factors described above in the three-month discussion.

•Search revenue increased 38% to $593.1 million due to growth of $196.1 million, or 67%, from Ask Media Group, partially offset by a decrease of $33.9 million, or 24%, from Desktop. The increase in Ask Media Group revenue was due primarily to the factors described above in the three-month discussion and an increase in advertising rates in 2021 as the prior year rates were negatively impacted by COVID-19. The decrease in Desktop revenue was due to the factors described above in the three-month discussion.
•Emerging & Other revenue increased 48% to $473.7 million due primarily to the contribution of Care.com, acquired February 11, 2020, the addition of Lifecare, acquired by Care.com in October 2020, and increased revenue from Bluecrew, IAC Films, Vivian Health, The Daily Beast and Mosaic Group.
Cost of revenue (exclusive of depreciation shown separately below)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	$ Change	% Change	2020	2021	$ Change	% Change	2020
	(Dollars in thousands)
Cost of revenue (exclusive of depreciation shown separately below)	$331,384	$146,496	79%	$184,888	$802,408	$300,554	60%	$501,854
As a percentage of revenue	36%			26%	32%			25%
For the three months ended September 30, 2021 compared to the three months ended September 30, 2020
Cost of revenue in 2021 increased from 2020 due to increases of $79.3 million from Search, $51.2 million from Angi Inc. and $10.4 million from Emerging & Other.
•The Search increase was primarily due to an increase of $72.2 million in traffic acquisition costs at Ask Media Group resulting from the increase in revenue.
•The Angi Inc. increase was due primarily to the growth of Angi Services, including $25.8 million of costs attributable to the inclusion of Angi Roofing, primarily for third-party contractors and roofing materials. The remaining increase represents payments to third-party professional service providers for other Angi Services arrangements.
•The Emerging & Other increase was due primarily to $8.0 million in payments made to workers staffed by Bluecrew resulting from an increase in revenue, $5.9 million of expense from the inclusion of Lifecare, partially offset by a decrease of $4.3 million at Care.com related to a change from gross to net revenue recognition for certain Care@Work contracts.
For the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020
Cost of revenue in 2021 increased from 2020 due to increases of $155.4 million from Search, $100.5 million from Angi Inc. and $29.8 million from Emerging & Other.
•The Search increase was primarily due to an increase of $148.7 million in traffic acquisition costs at Ask Media Group resulting from the increase in revenue.
•The Angi Inc. increase was due primarily to growth of Angi Services and payments made to independent third-party service professionals described above in the three-month discussion and costs attributable to the inclusion of Angi Roofing.
•The Emerging & Other increase was due primarily to $18.6 million of expense from the inclusion of Lifecare, $12.4 million in payments made to workers staffed by Bluecrew resulting from an increase in revenue and $4.3 million in production costs at IAC Films due to recent theatrical releases, partially offset by a decrease of $10.1 million at Care.com related to a change from gross to net revenue recognition for certain Care@Work contracts.

Selling and marketing expense

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	$ Change	% Change	2020	2021	$ Change	% Change	2020
	(Dollars in thousands)
Selling and marketing expense	$348,187	$32,967	10%	$315,220	$1,001,760	$120,378	14%	$881,382
As a percentage of revenue	38%			44%	39%			44%
For the three months ended September 30, 2021 compared to the three months ended September 30, 2020
Selling and marketing expense in 2021 increased from 2020 due to increases of $27.6 million from Angi Inc., $11.2 million from Emerging & Other and $5.2 million from Dotdash, partially offset by a decrease of $11.0 million from Search.
•The Angi Inc. increase was due primarily to increases in advertising expense of $11.9 million and compensation expense of $7.6 million, expense of $7.2 million from the inclusion of Angi Roofing and an increase in consulting costs of $3.2 million. The increase in advertising expense was due principally to an increase of $11.0 million in television spend in 2021, which reflects the return to historical spending amounts as compared to the cost cutting initiatives during the third quarter of 2020 due to the impact of COVID-19 as well as continued efforts related to the brand integration initiative described above under "Angi Inc.'s Brand Integration Initiative." The increase in compensation expense was due primarily to increased commission expense and an increase in sales force headcount, partially offset by lower compensation expense in France due to headcount reductions in the third quarter of 2020. The increase in consulting costs was due primarily to various sales initiatives at Angi Services.
•The Emerging & Other increase was due primarily to increases of $7.1 million and $0.7 million in online marketing spend at Care.com and Vivian Health, respectively, and $1.8 million in expense from the inclusion of Lifecare.
•The Dotdash increase was due primarily to increases in online advertising expense of $2.9 million and compensation expense of $1.6 million. The increase in online advertising expense is due primarily to an increase relative to depressed levels in 2020 due to COVID-19. The increase in compensation expense was primarily due to higher headcount.
•The Search decrease was due primarily to a decrease in marketing of $19.5 million at Desktop as it substantially reduced marketing of its B2C products in January 2021 and the subsequent elimination of all marketing of its B2C products beginning in early March 2021 due primarily to the Google policy changes in the fourth quarter of 2020 and the first quarter of 2021 described above under "Certain Risks and Concentrations—Services Agreement with Google (the "Services Agreement"), partially offset by an increase of $8.6 million in online marketing at Ask Media Group.
For the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020
Selling and marketing expense in 2021 increased from 2020 due to increases of $92.5 million from Angi Inc., $40.5 million from Emerging & Other and $15.0 million from Dotdash, partially offset by a decrease of $27.6 million from Search.
•The Angi Inc. increase was due primarily to increases in advertising expense of $48.6 million, compensation expense of $29.7 million, outsourced personnel and consulting costs of $10.4 million, and $7.2 million in expense from the inclusion of Angi Roofing. The increase in advertising expense was due primarily to an increase of $47.9 million in online marketing attributable to the brand integration initiative described above under "Angi Inc.'s Brand Integration Initiative." The increase in compensation expense was due primarily to the factors described above in the three-month discussion. The increase in outsourced personnel and consulting costs was due primarily to various sales initiatives at Angi Services.
•The Emerging & Other increase was due primarily to an increase of $22.3 million in online marketing and television spend at Care.com, $5.6 million in expense from the inclusion of Lifecare, increases of $2.0 million in outsourced personnel costs at Bluecrew and $1.9 million in compensation expense and $1.6 million in online marketing at Vivian Health.
•The Dotdash increase was due primarily to increases in online advertising expense of $8.2 million and compensation expense of $5.8 million. The increase in online advertising expense and compensation expense were due primarily to the factors described above in the three-month discussion.

•The Search decrease was due primarily to a decrease in marketing of $54.1 million at Desktop due primarily to the factors described above in the three-month discussion, partially offset by an increase of $24.7 million in online marketing at Ask Media Group.
General and administrative expense

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	$ Change	% Change	2020	2021	$ Change	% Change	2020
	(Dollars in thousands)
General and administrative expense	$183,299	$25,013	16%	$158,286	$521,170	$(30,186)	(5)%	$551,356
As a percentage of revenue	20%			22%	21%			28%
For the three months ended September 30, 2021 compared to the three months ended September 30, 2020
General and administrative expense in 2021 increased from 2020 due to increases of $19.0 million from Emerging & Other, $13.0 million from Angi Inc and $6.4 million from Dotdash, partially offset by a decrease of $11.1 million from Corporate.
•The Emerging & Other increase was due primarily to expense of $15.0 million in an acquisition-related contingent consideration fair value adjustment related to a change in estimate of the liability related to the amount of contingent consideration to be paid out in connection with a previous Mosaic Group acquisition, $2.2 million from the inclusion of Lifecare and an increase of $1.4 million in compensation expense at Care.com due primarily to an increase in headcount.
•The Angi Inc. increase was due primarily to an increase of $7.7 million in professional fees, expense of $6.0 million from the inclusion of Angi Roofing, increases of $2.4 million in software license and maintenance costs and $1.7 million in the provision for credit losses, partially offset by a $6.6 million decrease in compensation expense. The increase in professional fees was due primarily to an increase in outsourced personnel costs and to a lesser extent legal fees, consulting costs and recruiting fees. The increase in outsourced personnel costs is due primarily to an increase in call volume related to Angi Inc.'s customer service function. The increase in software license and maintenance costs is due to increased investment in software to support Angi Inc.'s customer service function. The increase in the provision for credit losses is primarily due to higher Angi Services revenue as the provision for credit losses as a percentage of revenue has remained relatively flat. The decrease in compensation expense was due primarily to a decrease in stock-based compensation expense and severance costs recorded in the European business in the third quarter of 2020 associated with headcount reductions in France.
•The Dotdash increase was due primarily to $5.5 million in transaction-related costs in connection with the Meredith transaction.
•The Corporate decrease was due primarily to a decrease in compensation expense of $12.4 million due primarily to lower stock-based compensation expense in 2021 related to the forfeiture of certain equity awards and the prior year period reflecting higher employer payroll taxes related to Match Group stock options exercised by IAC employees.
For the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020
General and administrative expense in 2021 decreased from 2020 due to a decrease of $93.6 million from Corporate, partially offset by increases of $33.1 million from Emerging & Other and $28.6 million from Angi Inc.
•The Corporate decrease was due primarily to a decrease of $50.2 million in stock-based compensation expense, a $25 million contribution to the IAC Fellows endowment included in the prior year period and a decrease in transaction-related costs ($18.2 million related to the MTCH Separation in 2020 compared to $6.1 million in connection with the Spin-off in 2021). The decrease in stock-based compensation is due primarily to the inclusion in 2020 of $54.4 million in modification charges related to the MTCH Separation, partially offset by the issuance of new equity awards since 2020.
•The Emerging & Other increase was due primarily to a change of $21.9 million in acquisition-related contingent consideration fair value adjustments (expense of $15.0 million in 2021 compared to income of $6.9 million in 2020) due to the amount of contingent consideration to be paid out in connection with a previous Mosaic Group acquisition, $9.5 million of expense from the inclusion of Lifecare, an increase of $6.8 million in compensation expense at Care.com due primarily to an increase in headcount, partially offset by a decrease of $4.3 million in compensation expense at Mosaic Group.

•The Angi Inc. increase was due primarily to an increase of $21.1 million in professional fees, $9.6 million in one-time costs related to Angi Inc. reducing its real estate footprint, $6.0 million of expense from the inclusion of Angi Roofing, increases of $5.1 million in the provision for credit losses and $4.9 million in software and maintenance costs, partially offset by a decrease of $22.1 million in compensation expense. The increase in professional fees, provision for credit losses and software licenses and maintenance costs were due primarily to the factors described above in the three-month discussion. The real estate related costs are the result of impairments of right-of-use lease assets, leasehold improvements and furniture and equipment associated with office space Angi Inc. is vacating. The decrease in compensation expense was due primarily to a decrease in stock-based compensation expense of $35.0 million and severance costs recorded in the European business in the third quarter of 2020 associated with headcount reductions in France, partially offset by $11.7 million in wage related expenses resulting primarily from wage increases and a $6.0 million charge related to the acquisition of an additional 21% interest in MyBuilder at a premium to fair value. The decrease in stock-based compensation expense was due primarily to $22.4 million in stock appreciation rights expense recognized in 2020 which was not incurred in 2021 as the awards became fully vested in 2020 and a net decrease of $7.7 million due to the reversal of previously recognized expense related to unvested awards that were forfeited due to management departures in the first quarter of 2021, partially offset by the issuance of new equity awards since 2020.
Product development expense

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	$ Change	% Change	2020	2021	$ Change	% Change	2020
	(Dollars in thousands)
Product development expense	$61,403	$9,678	19%	$51,725	$183,929	$38,754	27%	$145,175
As a percentage of revenue	7%			7%	7%			7%
For the three months ended September 30, 2021 compared to the three months ended September 30, 2020
Product development expense in 2021 increased from 2020 due to increases of $5.1 million from both Dotdash and Emerging & Other.
•The Dotdash increase was due primarily to an increases of $4.5 million in compensation expense due to higher headcount to aid in new and enhanced user experiences on its websites.
•The Emerging & Other increase was due primarily to the inclusion of $1.4 million in expense from Lifecare and an increase of $1.3 million in compensation expense at Care.com due to higher headcount.
For the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020
Product development expense in 2021 increased from 2020 due to increases of $19.4 million from Emerging & Other, $14.8 million from Dotdash and $4.4 million from Angi Inc.
•The Emerging & Other increase was due primarily to increases of $9.4 million and $5.6 million in outsourced personnel costs and compensation expense, respectively, at Care.com, $4.2 million in expense from the inclusion of Lifecare and an increase of $1.5 million in compensation expense at Vivian Health. The increase in outsourced personnel costs at Care.com is primarily due to enhancing existing product offerings and developing new products. The increase in compensation expense at both Care.com and Vivian Health is primarily due to increases in headcount.
•The Dotdash increase was due primarily to increases of $12.6 million in compensation expense and $1.8 million in expense for third-party contractors. The increase in compensation expense is due primarily to the factors described above in the three-month discussion.
•The Angi Inc. increase was due primarily to an increase of $3.1 million in compensation expense due primarily to fewer projects being capitalized at the European businesses.

Depreciation

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	$ Change	% Change	2020	2021	$ Change	% Change	2020
	(Dollars in thousands)
Depreciation	$17,795	$(852)	(5)%	$18,647	$54,093	$3,510	7%	$50,583
As a percentage of revenue	2%			3%	2%			3%
For the three months ended September 30, 2021 compared to the three months ended September 30, 2020.
Depreciation decreased in 2021 from 2020 due primarily to the inclusion in 2020 of write-offs of leasehold improvements as a result of early lease terminations at Desktop and Mosaic Group, partially offset by increased depreciation related to investments in Angi Inc.'s capitalized software.
For the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.
Depreciation increased in 2021 from 2020 due primarily to investments in Angi Inc.'s capitalized software.
Operating (loss) income

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	$ Change	% Change	2020	2021	$ Change	% Change	2020
	(Dollars in thousands)
Angi Inc.	$(14,973)	$(11,954)	(396)%	$(3,019)	$(47,595)	$(45,924)	(2,749)%	$(1,671)
Dotdash	7,082	(4,691)	(40)%	11,773	44,383	22,523	103%	21,860
Search	30,011	82,990	NM	(52,979)	74,059	338,820	NM	(264,761)
Emerging & Other	(22,239)	12,884	37%	(35,123)	(23,946)	38,033	61%	(61,979)
Corporate	(31,948)	10,933	25%	(42,881)	(114,618)	94,398	45%	(209,016)
Total	$(32,067)	$90,162	74%	$(122,229)	$(67,717)	$447,850	87%	$(515,567)

As a percentage of revenue	(3)%			(17)%	(3)%			(26)%
For the three months ended September 30, 2021 compared to the three months ended September 30, 2020
Operating loss decreased $90.2 million to a loss of $32.1 million, despite the decrease of $1.5 million in Adjusted EBITDA, described below, due primarily to the inclusion in 2020 of a goodwill impairment of $53.2 million and $10.8 million in indefinite-lived intangible asset impairments at Search related to the Desktop business, decreases of $28.7 million in amortization of intangibles, excluding the $10.8 million Desktop impairment noted above, and $13.2 million in stock-based compensation expense, partially offset by the inclusion in 2021 of $15.0 million of expense related to an acquisition-related contingent consideration fair value adjustment. The goodwill and the indefinite-lived intangible asset impairments in 2020 at the Desktop business were primarily due to lower consumer queries, increasing challenges in monetization and the reduced ability to market profitably due to browser policy changes implemented by Google and other browsers. The effects of COVID-19 on monetization were an additional factor. The remaining decrease of $28.7 million in amortization of intangibles was due primarily to certain intangible assets becoming fully amortized in 2020, partially offset by an increase in amortization related to the acquisition of Lifecare. The decrease in stock-based compensation expense was due primarily to the forfeiture of certain equity awards in 2021 and stock appreciation rights expense recognized in 2020 which were not incurred in 2021.
For the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020

Operating loss decreased $447.9 million to a loss of $67.7 million due primarily to the inclusion in 2020 of a goodwill impairment of $265.2 million and $32.2 million in indefinite-lived intangible asset impairments at Search related to the Desktop business, a decrease of $84.1 million in stock-based compensation expense, an increase in Adjusted EBITDA of $49.1 million, described below, and a decrease of $42.8 million in amortization of intangibles, excluding the $32.2 million Desktop impairment noted above, partially offset by a change of $21.9 million in acquisition-related contingent consideration fair value adjustments (expense of $15.0 million in 2021 compared to income of $6.9 million in 2020) and an increase of $3.5 million in depreciation. The goodwill and the indefinite-lived intangible asset impairments in 2020 at the Desktop business were due to the factors described above in the three-month discussion. The remaining decrease in amortization of intangibles of $42.8 million was due principally to certain intangible assets becoming fully amortized during 2020, partially offset by an increase in amortization related to acquisition of Lifecare. The decrease in stock-based compensation expense was due primarily to the inclusion in 2020 of $54.6 million in modification charges related to the MTCH Separation and the factors described above in the three-month discussion. The increase in depreciation was due primarily to the investments in Angi Inc. capitalized software.
At September 30, 2021, there was $355.8 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 5.3 years.
Adjusted EBITDA

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	$ Change	% Change	2020	2021	$ Change	% Change	2020
	(Dollars in thousands)				(Dollars in thousands)
Angi Inc.	$12,395	$(26,092)	(68)%	$38,487	$31,139	$(99,681)	(76)%	$130,820
Dotdash	8,202	(7,979)	(49)%	16,181	48,673	13,369	38%	35,304
Search	30,031	18,156	153%	11,875	74,087	39,638	115%	34,449
Emerging & Other	2,737	10,798	NM	(8,061)	21,592	52,240	NM	(30,648)
Corporate	(23,132)	3,600	13%	(26,732)	(71,769)	43,489	38%	(115,258)
Total	$30,233	$(1,517)	(5)%	$31,750	$103,722	$49,055	90%	$54,667

As a percentage of revenue	3%			4%	4%			3%
For a reconciliation of net earnings (loss) attributable to IAC shareholders to operating loss to Adjusted EBITDA, see "Principles of Financial Reporting." For a reconciliation of operating (loss) income to Adjusted EBITDA for the Company's reportable segments, see "Note 9—Segment Information" to the financial statements included in "Item 1—Consolidated and Combined Financial Statements."
For the three months ended September 30, 2021 compared to the three months ended September 30, 2020
•Angi Inc. Adjusted EBITDA decreased 68% to $12.4 million, despite higher revenue, due primarily to an increase of $51.2 million in cost of revenue due primarily to the growth of Angi Services, including $25.8 million of costs attributable to the inclusion of Angi Roofing, and an increase of $11.9 million in advertising expense which reflects the return to historical spending amounts as compared to the cost cutting initiatives during the third quarter of 2020 due to the impact of COVID-19 as well as continued efforts related to the brand integration initiative described above under "Angi Inc.'s Brand Integration Initiative."
•Dotdash Adjusted EBITDA decreased 49% to $8.2 million despite higher revenue, due primarily to higher compensation expense, an increase in third-party content creation costs to drive prospective audience and revenue growth, an increase in advertising expense of $2.9 million and $5.5 million in transaction related costs in connection with the Meredith transaction.
•Search Adjusted EBITDA increased 153% to $30.0 million due to an increase in Ask Media Group revenue and the decrease of $19.5 million in marketing at Desktop as it eliminated all marketing of its B2C products beginning in early March 2021 as a result of Google policy changes in the fourth quarter of 2020 and the first quarter of 2021 described above under "Certain Risks and Concentrations—Services Agreement with Google (the "Services Agreement")."

•Emerging & Other Adjusted EBITDA increased $10.8 million to $2.7 million from a loss of $8.1 million due primarily to profits at Care.com as 2020 included $5.0 million in transaction-related items from its acquisition (including $2.6 million in transaction-related costs and $2.4 million in deferred revenue write-off's), higher profits at Mosaic Group and reduced losses at The Daily Beast and Vivian Health.
•Corporate Adjusted EBITDA loss decreased 13% to $23.1 million due primarily to a decrease in compensation expense due primarily to the prior year period reflecting higher employer payroll taxes related to Match Group stock options exercised by IAC employees.
For the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020
•Angi Inc. Adjusted EBITDA decreased 76% to $31.1 million, despite higher revenue, due primarily to increases in cost of revenue due primarily to the growth of Angi Services, including $25.8 million of costs attributable to the inclusion of Angi Roofing, advertising expense attributable to the brand integration initiative described above under "Angi Inc.'s Brand Integration Initiative," compensation expense due to increased commission expense and headcount, $9.6 million in one-time costs as a result of Angi Inc. reducing its real estate footprint, and a $6.0 million charge related to the acquisition of an additional 21% interest in MyBuilder at a premium to fair value.
•Dotdash Adjusted EBITDA increased 38% to $48.7 million due primarily to higher revenue, partially offset by increases in compensation expense, increases in third-party content creation costs, $8.2 million of advertising expense and $5.5 million in transaction related costs in connection with the Meredith transaction.
•Search Adjusted EBITDA increased 115% to $74.1 million due to an increase in Ask Media Group revenue and the decrease of $54.1 million in marketing at Desktop as it substantially reduced marketing of its B2C products in January 2021 and the subsequent elimination all marketing of B2C products beginning in early March 2021 as a result of Google policy changes.
•Emerging & Other Adjusted EBITDA increased $52.2 million to $21.6 million from a loss of $30.6 million due primarily to increased profits at Care.com as 2020 included $25.3 million in transaction-related items from its acquisition (including $15.7 million in deferred revenue write-offs and $9.6 million in transaction-related costs), profits in the current year compared to losses in the prior year at IAC Films and higher profits at Mosaic Group.
•Corporate Adjusted EBITDA loss decreased 38% to $71.8 million due primarily to the inclusion in 2020 of the $25 million contribution to the IAC Fellows endowment and $18.2 million in costs related to the MTCH Separation, partially offset by $6.1 million in costs related to the Spin-off.
Interest expense

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	$ Change	% Change	2020	2021	$ Change	% Change	2020
	(Dollars in thousands)
Interest expense	$6,032	$225	4%	$5,807	$18,463	$8,884	93%	$9,579
For the three months ended September 30, 2021 compared to the three months ended September 30, 2020
Interest expense in 2021 increased from 2020 due primarily to the issuance of the ANGI Group Senior Notes in August 2020 and the write-off of deferred debt issuance costs associated with the termination of the ANGI Group Revolving Facility in August 2021, partially offset by a decrease in interest expense due to the repayment of the ANGI Group Term Loan during the second quarter of 2021 and the inclusion in 2020 of the write-off of deferred financing costs as a result of the termination of the IAC Group Credit Facility in October 2020.
For the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020
Interest expense in 2021 increased from 2020 due primarily to the factors described above in the three-month discussion. Interest expense was further impacted by a decrease in interest expense on the ANGI Group Term Loan due to lower interest rates and the decrease in the average outstanding balance compared to the prior year period.

Unrealized gain on investment in MGM Resorts International

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	$ Change	% Change	2020	2021	$ Change	% Change	2020
	(Dollars in thousands)
Unrealized gain on investment in MGM Resorts International	$29,517	$(259,580)	(90)%	$289,097	$687,155	$422,776	160%	$264,379
For the three months ended September 30, 2021 compared to the three months ended September 30, 2020
The Company recognized unrealized gains of $29.5 million and $289.1 million on its investment in MGM Resorts International ("MGM") during the third quarter of 2021 and 2020, respectively.
For the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020
The Company recognized unrealized gains of $687.2 million and $264.4 million on its investment in MGM during the first nine months of 2021 and 2020, respectively. During the second and third quarters of 2020, the Company purchased a total of 59.0 million shares of MGM.
Other income (expense), net

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	$ Change	% Change	2020	2021	$ Change	% Change	2020
	(Dollars in thousands)
Other income (expense), net	$79,539	$77,937	NM	$1,602	$133,388	$185,863	NM	$(52,475)
For the three months ended September 30, 2021 and 2020
Other income, net in 2021 includes: an unrealized increase of $47.1 million in the estimated fair value of a warrant; an unrealized gain of $25.8 million related to one of the Company's investments following its initial public offering in the third quarter of 2021; and net unrealized gains or upward adjustments of $7.5 million related to equity securities without readily determinable fair values.
Other income, net in 2020 includes: $2.7 million of realized gains on the sale of an investment; $1.0 million of interest income, partially offset by a $2.3 million unrealized reduction in the estimated fair value of a warrant.
For the nine months ended September 30, 2021 and 2020
Other income, net in 2021 includes: an unrealized increase of $102.3 million in the estimated fair value of a warrant; an unrealized gain of $25.8 million related to one of the Company's investments following its initial public offering in the third quarter of 2021; net unrealized gains or upward adjustments of $8.9 million related to equity securities without readily determinable fair values; a realized gain of $7.2 million related to the sale of a marketable equity security; partially offset by $12.0 million of foreign exchange losses primarily related to the substantial liquidation of certain foreign subsidiaries.
Other expense, net in 2020 includes: $51.5 million in impairments related to investments in equity securities without readily determinable fair values and $7.5 million in impairments of a note receivable and a warrant related to certain investees due to the impact of COVID-19; and $6.6 million of interest income.
Income tax (provision) benefit

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	$ Change	% Change	2020	2021	$ Change	% Change	2020
	(Dollars in thousands)
Income tax (provision) benefit	$(9,910)	$(34,970)	NM	$25,060	$(151,046)	$(247,486)	NM	$96,440
Effective income tax rate	14%			NM	21%			31%

For further details of income tax matters, see "Note 2—Income Taxes" to the financial statements included in "Item 1. Consolidated and Combined Financial Statements."
For the three months ended September 30, 2021 compared to the three months ended September 30, 2020
In 2021, the effective income tax rate was lower than the statutory rate of 21% due primarily to excess tax benefits generated by the exercise and vesting of stock-based awards, partially offset by state taxes, nondeductible stock-based compensation expense and foreign income taxed at different rates.
In 2020, the Company recorded an income tax benefit of $25.1 million, despite pre-tax income. The income tax benefit was due primarily to excess tax benefits generated by the exercise and vesting of stock-based awards, partially offset by the non-deductible portion of the Desktop goodwill impairment, nondeductible stock-based compensation expense and state taxes.
For the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020
In 2021, the effective income tax rate was the same as the statutory rate of 21% due to excess tax benefits generated by the exercise and vesting of stock-based awards, offset by an increase in the valuation allowance on beginning-of-the-year deferred tax assets related to the Spin-off and state taxes.
In 2020, the income tax benefit represented an effective tax rate of 31%. The effective income tax rate was higher than the statutory rate of 21% due primarily to excess tax benefits generated by the exercise and vesting of stock-based awards and the revaluation of net operating loss deferred taxes due to the Coronavirus Aid, Relief, and Economic Security Act, partially offset by the non-deductible portion of the Desktop goodwill impairment charge, unbenefited losses related to other investment impairments, and nondeductible stock-based compensation expense.

Net (earnings) loss attributable to noncontrolling interests

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	$ Change	% Change	2020	2021	$ Change	% Change	2020
	(Dollars in thousands)
Net (earnings) loss attributable to noncontrolling interests	$(357)	$587	62%	$(944)	$3,089	$3,714	NM	$(625)
Net (earnings) loss attributable to noncontrolling interests in 2021 and 2020 primarily represents the publicly-held interest in Angi Inc.'s earnings. Net (earnings) loss attributable to noncontrolling interests in 2021 also includes a third party interest in a subsidiary that holds two marketable equity securities that the Company recorded gains on in 2021. The Company sold its shares in one of the investments in the third quarter of 2021.

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
The following table reconciles net earnings (loss) attributable to IAC shareholders to operating loss to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Net earnings (loss) attributable to IAC shareholders	$60,690	$184,917	$584,575	$(239,399)
Add back:
Net earnings (loss) attributable to noncontrolling interests	357	944	(3,089)	625
Loss from discontinued operations, net of tax	—	1,862	1,831	21,972
Income tax provision (benefit)	9,910	(25,060)	151,046	(96,440)
Other (income) expense, net	(79,539)	(1,602)	(133,388)	52,475
Unrealized gain on investment in MGM Resorts International	(29,517)	(289,097)	(687,155)	(264,379)
Interest expense	6,032	5,807	18,463	9,579
Operating loss	(32,067)	(122,229)	(67,717)	(515,567)
Add back:
Stock-based compensation expense	15,438	28,621	57,804	141,861
Depreciation	17,795	18,647	54,093	50,583
Amortization of intangibles	14,067	53,538	44,542	119,562
Acquisition-related contingent consideration fair value adjustments	15,000	—	15,000	(6,918)
Goodwill impairment	—	53,173	—	265,146
Adjusted EBITDA	$30,233	$31,750	$103,722	$54,667
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

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Position

	September 30, 2021	December 31, 2020
	(In thousands)
Angi Inc. cash and cash equivalents and marketable debt securities:
United States	$449,687	$793,679
All other countries	26,938	19,026
Total cash and cash equivalents	476,625	812,705
Marketable debt securities (United States)	—	49,995
Total Angi Inc. cash and cash equivalents and marketable debt securities	476,625	862,700

IAC (excluding Angi Inc.) cash and cash equivalents and marketable securities:
United States	2,875,024	2,466,404
All other countries	53,264	87,067
Total cash and cash equivalents	2,928,288	2,553,471
Marketable securities (United States)	26,794	174,984
Total IAC (excluding Angi Inc.) cash and cash equivalents and marketable securities	2,955,082	2,728,455

Total cash and cash equivalents and marketable securities	$3,431,707	$3,591,155

Long-term debt:
ANGI Group Senior Notes	$500,000	$500,000
ANGI Group Term Loan	—	220,000
Total long-term debt	500,000	720,000
Less: unamortized debt issuance costs	5,627	7,723
Total long-term debt, net	$494,373	$712,277
The Company's international cash can be repatriated without significant tax consequences.
For a detailed description of long-term debt, see "Note 6—Long-term Debt" to the financial statements included in "Item 1. Consolidated and Combined Financial Statements."
Cash Flow Information
In summary, IAC's cash flows are as follows:

	Nine Months Ended September 30,
	2021	2020
	(In thousands)
Net cash provided by (used in):
Operating activities attributable to continuing operations	$209,629	$141,232
Investing activities attributable to continuing operations	$(216,553)	$(1,827,980)
Financing activities attributable to continuing operations	$(369,105)	$4,304,883
Net cash provided by operating activities attributable to continuing operations consists of net earnings adjusted for non-cash items, the effect of changes in working capital and acquisition-related contingent consideration payments (to the extent greater than the liability initially recognized at the time of acquisition). Non-cash adjustments include the unrealized (gain) loss on the investment in MGM, goodwill impairment, deferred income taxes, stock-based compensation expense, amortization of intangibles, unrealized (increase) decrease in the estimated fair value of a warrant, provision for credit losses, depreciation, net (gains) losses on investments in equity securities, and non-cash lease expense (including right-of-use asset impairments).

2021
Adjustments to net earnings attributable to continuing operations consist primarily of an unrealized gain on the investment in MGM of $687.2 million, an unrealized increase in the estimated fair value of a warrant of $102.3 million, and net gains on investments in equity securities of $45.0 million, partially offset by deferred income taxes of $150.6 million, provision for credit losses of $66.4 million, stock-based compensation expense of $57.8 million, depreciation of $54.1 million, amortization of intangibles of $44.5 million, and non-cash lease expense (including right-of-use asset impairments) of $24.5 million. The increase from changes in working capital primarily consists of an increase in accounts payable and other liabilities of $83.2 million, an increase in deferred revenue of $39.9 million, and a decrease in other assets of $19.0 million, offset by an increase in accounts receivable of $114.6 million and a decrease in income taxes payable and receivable of $6.0 million. The increase in accounts payable and other liabilities is due primarily to increases in accrued traffic acquisition costs and related payables at Search, accrued advertising and related payables at Angi Inc., and accrued roofing material costs related to Angi Roofing at Angi Inc., partially offset by the reduction in lease liabilities. The increase in deferred revenue is due primarily to timing of cash received related to various production deals at IAC Films, growth in subscription sales at Care.com, as well as an increase in annual memberships and customer deposits for Angi Services jobs at Angi Inc. The decrease in other assets is due to decreases in capitalized downloadable search toolbar costs at Search and capitalized sales commissions at Angi Inc. The increase in accounts receivable is due primarily to revenue growth at Angi Inc., primarily attributable to Angi Services, and Search, partially offset by timing of cash receipts at Care.com. The decrease in income taxes payable and receivable is due primarily to the release of income tax reserves due to statute expirations and income tax payments in excess of income tax accruals.
Net cash used in investing activities attributable to continuing operations includes the cash distribution related to the spin-off of Vimeo of $333.2 million, capital expenditures of $69.4 million, primarily related to investments in capitalized software at Angi Inc. to support its products and services, and payment of $12.7 million related to the purchase of a 50% interest in an aircraft at Corporate, acquisitions of $25.4 million, principally related to the Angi Roofing acquisition at Angi Inc., and purchases of investments of $23.9 million, primarily related to Turo, partially offset by maturities of marketable debt securities of $225.0 million.
Net cash used in financing activities attributable to continuing operations includes the prepayment of the ANGI Group Term Loan of $220.0 million, which otherwise would have matured on November 5, 2023, withholding taxes paid on behalf of Angi Inc. employees for stock-based awards that were net settled of $56.1 million, the repurchase of 3.2 million shares of Angi Inc. Class A common stock, on a settlement date basis, of $35.4 million at an average price of $11.06 per share, withholding taxes paid on behalf of IAC employees for stock-based awards that were net settled of $35.1 million, and the purchase of redeemable noncontrolling interests of $24.7 million.
2020
Adjustments to net loss attributable to continuing operations consist primarily of goodwill impairment of $265.1 million, stock-based compensation expense of $141.9 million, amortization of intangibles of $119.6 million, including impairments of $32.2 million, provision for credit losses of $61.0 million, depreciation of $50.6 million, losses on equity securities of $48.8 million, including $51.5 million of impairments of certain equity securities without readily determinable fair values, and non-cash lease expense (including right-of-use impairments) of $18.0 million, partially offset by an unrealized gain on the investment in MGM of $264.4 million and deferred income taxes of $72.4 million. The decrease from changes in working capital primarily consists of increases in accounts receivable of $82.8 million and other assets of $20.3 million, partially offset by increases in accounts payable and other liabilities of $47.3 million and deferred revenue of $31.3 million. The increase in accounts receivable is due primarily to revenue growth at Angi Inc. and Care.com, and timing of cash receipts at Mosaic Group. The increase in other assets is primarily due to an increase in capitalized production costs at IAC Films. The increase in accounts payable and other liabilities is due primarily to accrued advertising and related payables at Angi Inc., and accrued compensation costs due, in part, to the deferral of payroll tax payments under the Coronavirus Aid, Relief, and Economic Security Act, partially offset by the reduction in lease liabilities. The increase in deferred revenue is due primarily to growth in subscription sales at Care.com.

Net cash used in investing activities attributable to continuing operations includes cash used for the purchase of 59.0 million shares of MGM, on a settlement date basis, of $1.0 billion, acquisitions of $529.3 million, principally related to the Care.com acquisition, purchases (net of maturities) of marketable debt securities of $299.9 million, and capital expenditures of $40.9 million, primarily related to investments in capitalized software at Angi Inc. to support its products and services, and leasehold improvements, partially offset by a decrease in notes receivable—related party of $54.8 million and proceeds from the sale of businesses and investments of $17.6 million, principally related to the 2018 sales of Dictionary and Electus.

Net cash provided by financing activities attributable to continuing operations includes cash transfers from Old IAC to the Company pursuant to the terms of the MTCH Separation of $1.7 billion and cash merger consideration paid by Old IAC in connection with the MTCH Separation of $837.9 million, proceeds related to the sale of Old IAC Class M common stock of $1.4 billion, and proceeds from the issuance of the ANGI Group Senior Notes of $500.0 million, partially offset by the repurchase of 7.7 million shares of Angi Inc. common stock, on a settlement date basis, of $54.4 million at an average price of $7.02 per share, withholding taxes paid on behalf of Angi Inc. employees for stock-based awards that were net settled of $50.0 million, withholding taxes paid on behalf of IAC employees for stock-based awards that were net settled of $24.0 million, principal payments on the ANGI Group Term Loan of $10.3 million, debt issuance costs of $5.6 million, and the purchase of redeemable noncontrolling interests of $4.3 million.
Discontinued Operations
Net cash provided by discontinued operations of $319.2 million and $26.5 million for the nine months ended September 30, 2021 and September 30, 2020, respectively, relates to the operations of Vimeo. The Company does not expect cash flows from discontinued operations following the Spin-off.
Liquidity and Capital Resources
Financing Arrangements
The ANGI Group Senior Notes were issued on August 20, 2020, the proceeds of which have been used for general corporate purposes, including the acquisition of Angi Roofing on July 1, 2021, and treasury share purchases.
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

Share Repurchase Authorizations and Activity
At September 30, 2021, IAC has 8.0 million shares remaining in its share repurchase authorization.
During the nine months ended September 30, 2021, Angi Inc. repurchased 3.2 million shares of its Class A common stock, on a trade date basis, at an average price of $11.06 per share, or $35.4 million in aggregate. At September 30, 2021 Angi Inc. has 16.1 million shares remaining in its share repurchase authorization.
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

The following table summarizes (i) the aggregate intrinsic value of IAC options, Angi Inc. options, Angi Inc. stock settled stock appreciation rights, IAC and Angi Inc. non-publicly traded subsidiary denominated stock settled stock appreciation rights and (ii) the aggregate fair value (based on stock prices as of October 29, 2021) of IAC and Angi Inc. RSUs and IAC restricted stock outstanding as of that date; assuming these awards were net settled on that date, the withholding taxes that would be paid by the Company on behalf of employees upon exercise or vesting that would be payable (assuming these equity awards are net settled with a 50% tax rate), and the shares that would have been issued are as follows:

	Aggregate intrinsic value / fair value of awards outstanding	Estimated withholding taxes payable on vested shares and shares that will vest by September 30, 2022	Estimated withholding taxes payable on shares that will vest after September 30, 2022	Estimated IAC shares to be issued
	(In thousands)
IAC
Stock settled stock appreciation rights denominated in shares of certain non-publicly traded IAC subsidiaries other than Angi Inc. subsidiaries(a)	$69,371	$20,548	$14,137	228
IAC denominated stock options(b)	425,619	212,809	—	1,397
IAC RSUs(c)	233,266	14,774	101,859	765
IAC restricted stock(d)	326,679	—	163,340	1,072
Total IAC outstanding employee stock-based awards	1,054,935	248,131	279,336	3,462

Angi Inc.
Angi Inc. stock appreciation rights	9,375	4,687	—	See footnote (f) below
Other Angi Inc. equity awards(a)(e)	190,775	19,903	74,588	See footnote (f) below
Total Angi Inc. outstanding employee stock-based awards	200,150	24,590	74,588
Total outstanding employee stock-based awards	$1,255,085	$272,721	$353,924
_______________
(a)    The number of shares ultimately needed to settle these awards and the cash withholding tax obligation may vary significantly as a result of the determination of the fair value of the relevant subsidiary at the time of exercise. In addition, the number of shares required to settle these awards will be impacted by movement in the stock price of IAC.
(b)    The Company has the discretion to settle these awards net of withholding tax and exercise price (which is represented in the table above) or settle on a gross basis and require the award holder to pay its share of the withholding tax, which he or she may do so by selling IAC common shares. Assuming all IAC stock options outstanding on October 29, 2021 were settled on a gross basis, i.e., through the issuance of a number of IAC common shares equal to the number of stock options exercised, the Company would have issued 3.1 million common shares and would have received $44.3 million in cash proceeds. These amounts reflect adjustments made to IAC awards upon the completion of the Spin-off.
(c)    Approximately 85% of the estimated withholding taxes payable on shares that will vest after September 30, 2022 is related to awards that are scheduled to cliff vest on the five-year anniversary of the grant date in 2025.
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
Capital Expenditures
The Company anticipates that it will need to make capital expenditures in connection with the development and expansion of its operations. The Company's 2021 capital expenditures are expected to be higher than 2020 capital expenditures of $60.7 million by approximately 40% to 45%, due primarily to increased investments in capitalized software to support the development of products and services at Angi Inc. and payments related to the purchase of a 50% interest in an aircraft at Corporate, the final payment for which was made in the third quarter of 2021.

Acquisition of Meredith
On October 6, 2021, IAC and Meredith Corporation entered into an agreement pursuant to which Dotdash will acquire the entity that will hold Meredith Corporation's National Media Group, which is comprised of its Digital and Magazine businesses, and corporate operations ("Meredith"), in an all cash transaction at a purchase price of $42.18 per share, subject to downward adjustment in certain scenarios described in the acquisition agreement, representing an enterprise value of approximately $2.7 billion. Following the acquisition, the combined entity will be named Dotdash Meredith Inc. ("Dotdash Meredith"). The transaction is expected to be funded by IAC with a combination of cash on hand and newly incurred debt at Dotdash Meredith and is subject to customary closing conditions, including regulatory approvals and completion of the spin-off of Meredith from Meredith Corporation. Additionally, IAC has received a commitment for an $850 million bridge facility.

Liquidity Assessment
As of September 30, 2021, the Company's consolidated cash, cash equivalents, and marketable equity securities was $3.4 billion, of which $476.6 million was held by Angi Inc. The Company's consolidated outstanding debt of $500.0 million is a liability of ANGI Group, a subsidiary of Angi Inc. The Company generated $209.6 million of consolidated operating cash flows attributable to continuing operations for the nine months ended September 30, 2021, of which $25.9 million was generated by Angi Inc. Angi Inc. is a separate and distinct legal entity with its own public shareholders and board of directors and has no obligation to provide the Company with funds. As a result, the Company cannot freely access the cash of Angi Inc. and its subsidiaries.
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
The Company believes its existing cash, cash equivalents, and marketable equity securities, and expected positive cash flows generated from operations (and if the acquisition of Meredith is completed, from the combined operations) will be sufficient to fund its normal operating requirements, including debt service for existing debt at Angi and, if incurred, newly incurred debt to fund the acquisition at Dotdash Meredith, capital expenditures, the payment of withholding taxes paid on behalf of employees for net-settled stock-based awards, and investing and other commitments for the foreseeable future.

CONTRACTUAL OBLIGATIONS
AS OF SEPTEMBER 30, 2021

	Payments Due by Period
Contractual Obligations(a)	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years	Total
	(In thousands)
Long-term debt(b)	$19,375	$38,750	$38,750	$538,750	$635,625
Operating leases(c)	38,999	73,551	55,156	207,734	375,440
Purchase obligations(d)	25,570	5,930	—	—	31,500
Total contractual obligations	$83,944	$118,231	$93,906	$746,484	$1,042,565
_______________________________________________________________________________
(a)The Company has excluded $14.2 million in unrecognized tax benefits and related interest from the table above as we are unable to make a reasonably reliable estimate of the period in which these liabilities might be paid. For additional information on income taxes, see "Note 2—Income Taxes" to the financial statements included in "Item 1—Consolidated and Combined Financial Statements."
(b)Long-term debt at September 30, 2021 consists of $500.0 million of ANGI Group Senior Notes, which bear interest at a fixed rate of 3.875%. For additional information on long-term debt, see "Note 6—Long-term Debt" to the financial statements included in "Item 1—Consolidated and Combined Financial Statements."
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
(d)These purchase obligations primarily relate to arrangements for cloud computing, communications, advertising, and background check services.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
At September 30, 2021, there have been no material changes to the Company's instruments or positions that are sensitive to market risk since the disclosure for the year ended December 31, 2020 included in the Company's Current Report on Form 8-K filed with the Securities Exchange Commission on June 1, 2021, other than the Company's long-term investment in MGM described below.
Equity Price Risk
During the second and third quarters of 2020, the Company purchased a total of 59.0 million shares of MGM for a total consideration of $1.0 billion. The Company's results of operations and financial condition have been and may be materially impacted by increases or decreases in the price of MGM common shares, which are traded on the New York Stock Exchange. The Company recorded an unrealized pre-tax gain of $29.5 million and $687.2 million for the three and nine months ended September 30, 2021, respectively. The cumulative unrealized pre-tax gain through September 30, 2021 is $1.5 billion. The carrying value of the Company's investment in MGM was $2.5 billion and $1.9 billion at September 30, 2021 and December 31, 2020, respectively, which represents approximately 27% and 20% of IAC's consolidated total assets, respectively. A $2.00 increase or decrease in the share price of MGM would, respectively, result in an unrealized gain or loss of $118.1 million.

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
There were no changes to our internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 15, 2019, the defendants filed an answer denying the material allegations of the complaint, as well as counterclaims against former Tinder CEO Sean Rad for breach of contract and unjust enrichment based upon his alleged misappropriation of confidential company information. On September 13, 2019, the defendants filed an amended answer and counterclaims, adding claims based on Rad's alleged unauthorized recording of conversations with company employees. On November 21, 2019, the defendants filed a second amended answer and counterclaims, adding claims based on Rad's alleged unauthorized destruction of company information and breach of his non-solicitation obligations. On January 30, 2020 and May 21, 2021, the parties participated in mediation sessions that did not result in the resolution of the matter. Discovery in the case is complete.
On June 14, 2021, the defendants filed a motion to strike the plaintiffs’ demand for a jury trial; the plaintiffs opposed the motion, and on July 14, 2021, the court denied the motion. On July 29, 2021, the defendants filed a notice of appeal to the Appellate Division, First Department, from the trial court’s order denying the motion. On July 30, 2021, the defendants filed a motion to stay the trial pending resolution of the appeal; the plaintiffs opposed the motion, and on August 16, 2021, the court denied the motion. On August 18, 2021, the defendants filed a motion in the Appellate Division, First Department, seeking a stay of trial pending their expedited appeal from the trial court’s denial of their motion to strike the plaintiffs’ jury demand; the plaintiffs opposed the motion, and on September 16, 2021, the Appellate Division issued an order denying the stay motion. The defendants’ appeal from the trial court’s denial of their motion to strike the plaintiffs’ jury demand has been fully briefed, and is scheduled for oral argument on November 17, 2021.

On July 9, 2021, the defendants filed a motion for summary judgment; the plaintiffs opposed the motion.
On October 1, 2021, the court issued a decision and order granting the motion in part and denying it in part. The court dismissed the plaintiffs’ claims for breach of contract based upon the defendants’ merger of Tinder into Match Group and conversion of the plaintiffs’ Tinder options into Match Group options, as well as the plaintiffs’ tort claims for interference with contractual relations and interference with prospective economic advantage. As a result, the only claims remaining for trial are the plaintiffs’ claims for breach of contract based upon the defendants’ alleged interference with the 2017 valuation of Tinder performed by two investment banks pursuant to the parties’ contracts. The court also declined to grant summary judgment on the defendants’ equitable defense that plaintiff Sean Rad ratified the 2017 valuation by exercising his options based upon the banks’ valuation of Tinder; that defense will be tried to the court. On October 29 and November 1, 2021, respectively, the plaintiffs and the defendants filed notices of appeal from the court’s summary judgment order. The jury trial is scheduled to commence on November 8, 2021.
The California Arbitration. On July 12, 2020, the four individuals who earlier had discontinued their claims in the New York lawsuit commenced separate arbitration proceedings against IAC and Match Group before the American Arbitration Association in California, asserting the same claims and seeking the same relief as the six remaining plaintiffs in the New York lawsuit. See Rosette Pambakian et al. v. IAC/InterActiveCorp et al., No. 01-20-0009-9733. On September 14, 2020, the defendants in the New York lawsuit filed a motion to stay the trial in that action in favor of the California arbitration; the plaintiffs opposed the motion and on November 16, 2020, the court denied the motion.
On December 8, 2020, the claimants in the California arbitration filed a motion to stay the proceedings in favor of the New York lawsuit; the respondents opposed the motion. On December 22, 2020, the respondents requested permission to file a motion for summary judgment on the claims arising out of the merger of Tinder into Match Group; the claimants opposed the request. On January 28, 2021, the arbitrator issued a decision and order: (i) denying the claimants' motion to stay the proceedings, (ii) granting the respondents' request to file a motion for summary judgment on the merger claims, provided that the motion await the close of fact discovery in the New York lawsuit, and (iii) setting a provisional hearing date of February 7, 2022. On April 30, 2021, the respondents filed a motion for summary judgment dismissing the claimants' merger-related claims; the plaintiffs opposed the motion. On August 24, 2021, the arbitrator issued a ruling granting the respondents’ motion.
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
On January 8, 2021, instead of responding to the motions to dismiss, the plaintiff, joined by another plaintiff, Boilermakers National Annuity Trust, filed an amended complaint. In addition, on January 7, 2021, another complaint challenging the MTCH Separation was filed against substantially the same defendants in the same court. See Construction Industry & Laborers Joint Pension Trust for Southern Nevada Plan A v. IAC/InterActiveCorp et al. (Delaware Chancery Court). The two cases have been consolidated under the caption In re Match Group, Inc. Derivative Litigation, No. 2020-0505. On March 15, 2021, the court issued an order appointing Construction Industry and Laborers Joint Pension Trust for Southern Nevada Plan A as lead plaintiff in the litigation and directing it to file a consolidated complaint by April 14, 2021, and on that date the lead plaintiff filed the consolidated complaint. On June 22, 2021, the defendants filed motions to dismiss the consolidated complaint. On September 3, 2021, instead of responding to the motions, the plaintiffs filed motions to add City of Hallandale Beach Police Officers’ and Firefighters’ Personnel Retirement Trust as a co-lead plaintiff and to amend and supplement the consolidated complaint, which latter motion the defendants opposed. On October 27, 2021, the court issued an order granting the motions.
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

Actual results could differ materially from those contained in these forward-looking statements for a variety of reasons, including, among others: (i) our ability to market our products and services in a successful and cost-effective manner, (ii) the display of links to websites offering our products and services in a prominent manner in search results, (iii) changes in our relationship with (or policies implemented by) Google, (iv) our continued ability to market, distribute and monetize our products and services through search engines, digital app stores and social media platforms, (v) the failure or delay of the markets and industries in which our businesses operate to migrate online and the continued growth and acceptance of online products and services as effective alternatives to traditional products and services, (vi) our continued ability to develop and monetize versions of our products and services for mobile and other digital devices, (vii) our ability to establish and maintain relationships with quality and trustworthy service professionals and caregivers, (viii) the ability of Angi Inc. to successfully implement its brand integration initiative (which could involve substantial costs, including as a result of a continued negative impact on its organic search placement) and expand Angi Services (its pre-priced offerings), (ix) our ability to engage directly with users, subscribers, consumers, service professionals and caregivers directly on a timely basis, (x) our ability to access, collect and use personal data about our users and subscribers, (xi) the ability of our Chairman and Senior Executive, certain members of his family and our Chief Executive Officer to exercise significant influence over the composition of our board of directors, matters subject to stockholder approval and our operations, (xii) our inability to freely access the cash of Angi Inc. and its subsidiaries, (xiii) dilution with respect to our investment in Angi Inc., (xiv) our ability to compete, (xv) adverse economic events or trends (particularly those that adversely impact advertising spending levels and consumer confidence and spending behavior), either generally and/or in any of the markets in which our businesses operate, (xvi) our ability to build, maintain and/or enhance our various brands, (xvii) the impact of the COVID-19 outbreak on our businesses, (xviii) our ability to protect our systems, technology and infrastructure from cyberattacks and to protect personal and confidential user information, as well as cyberattacks experienced by third parties, (xix) the occurrence of data security breaches and/or fraud, (xx) increased liabilities and costs related to the processing, storage, use and disclosure of personal and confidential user information, (xxi) the integrity, quality, efficiency and scalability of our systems, technology and infrastructure (and those of third parties with whom we do business), (xxii) changes in key personnel, (xxiii) the risks inherent in the completed separation of Vimeo, Inc. from our other businesses, including (among others) uncertainties related to whether the expected benefits of the transaction will be realized (on the anticipated timeline or at all), the expected tax treatment of the transaction and the impact of the transaction on our remaining businesses and (xxiv) the risks inherent in the consummation and success of the proposed acquisition of Meredith by Dotdash and the ability to achieve the expected benefits thereof, including (among others) the risk that the parties fail to obtain the required regulatory approvals or fulfill the other conditions to closing on the expected timeframe or at all, the occurrence of any other event, change or circumstance that could delay the transaction or result in the termination of the acquisition agreement or the risks that IAC's synergy estimates are inaccurate or that combined company faces higher than anticipated integration or other costs in connection with the proposed acquisition.
Certain of these and other risks and uncertainties are discussed in our filings with the SEC, including under the captions "Risks Relating to IAC Securities and SpinCo Securities Following the Spin-off," "Risks Relating to IAC's Business Following the Spin-off," "General Risk Factors" and "Risks Related to SpinCo and the Vimeo Business Following the Spin-off" in the Registration Statement on Form S-4 (Registration No. 333-251656), as amended, Part I-Item 1A-Risk Factors of our annual report on 10-K for the fiscal year ended December 31, 2020, Part II-Item 1A-Risk Factors of our quarterly report on 10-Q for the fiscal quarter ended March 31, 2021 and Part II-Item 1A-Risk Factors of our quarterly report on 10-Q for the fiscal quarter ended June 30, 2021. Other unknown or unpredictable factors that could also adversely affect IAC's business, financial condition and operating results may arise from time to time. In light of these risks and uncertainties, the forward-looking statements discussed in this quarterly report may not prove to be accurate. Accordingly, you should not place undue reliance on these forward-looking statements, which only reflect the views of IAC management as of the date of this quarterly report. IAC does not undertake to update these forward-looking statements.
Risk Factors
In addition to the other information set forth in this quarterly report, you should carefully consider the risk factors discussed under the captions "Risks Relating to IAC Securities and SpinCo Securities Following the Spin-off," "Risks Relating to IAC's Business Following the Spin-off," "General Risk Factors" and "Risks Related to SpinCo and the Vimeo Business Following the Spin-off" in the Registration Statement on Form S-4 (Registration No. 333-251656), as amended, Part I-Item 1A-Risk Factors of our annual report on 10-K for the fiscal year ended December 31, 2020, Part II-Item 1A-Risk Factors of our quarterly report on 10-Q for the fiscal quarter ended March 31, 2021 and Part II-Item 1A-Risk Factors of our quarterly report on 10-Q for the fiscal quarter ended June 30, 2021, which could materially and adversely affect IAC's business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect IAC's business, financial condition and/or operating results.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
The Company did not issue or sell any shares of its common stock or any other equity securities pursuant to unregistered transactions during the quarter ended September 30, 2021.
Issuer Purchases of Equity Securities
The Company did not purchase any shares of its common stock during the quarter ended September 30, 2021. As of that date, 8,036,226 shares of IAC common stock remained available for repurchase under the Company's previously announced June 2020 repurchase authorization. The Company may repurchase shares pursuant to this repurchase authorization over an indefinite period of time in the open market and in privately negotiated transactions, depending on those factors IAC management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.

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
10.1
Amendment No. 4 to Google Services Agreement, dated as of August 23, 2021 (with an effective date of August 1, 2021), between the Registrant and Google LLC and certain of their respective subsidiaries.(1)(2)

10.2	Amendment No. 2, as of July 22, 2021, to Transition Services Agreement by and between the Registrant and Match Group, Inc., dated as of June 30, 2020.(1)(3)
10.3	Extension Request, dated as of August 26, 2021, pursuant to Transition Services Agreement by and between the Registrant and Vimeo, Inc., dated as of May 24, 2021.(1)
31.1	Certification of the Chairman and Senior Executive pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.(1)
31.2	Certification of the Chief Executive Officer and Acting Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.(1)
32.1	Certification of the Chairman and Senior Executive pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.(4)
32.2	Certification of the Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.(4)
101.INS	Inline XBRL Instance.(1)	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema.(1)
101.CAL	Inline XBRL Taxonomy Extension Calculation.(1)
101.DEF	Inline XBRL Taxonomy Extension Definition.(1)
101.LAB	Inline XBRL Taxonomy Extension Labels.(1)
101.PRE	Inline XBRL Taxonomy Extension Presentation.(1)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_______________________________________________________________________________
(1)Filed herewith.

(2)Certain identified information has been excluded from this exhibit because it is both not material and is the type that the Registrant treats as private or confidential.
(3)Pursuant to Item 601(a)(5) of Regulation S-K, certain schedules and similar attachments have been omitted. The Registrant hereby agrees to furnish a copy of any omitted schedule or similar attachment to the Securities and Exchange Commission upon request.
(4)Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	November 5, 2021
IAC/INTERACTIVECORP

		By:	/s/ JOSEPH LEVIN
Joseph Levin
Chief Executive Officer

Signature	Title	Date

/s/ JOSEPH LEVIN	Chief Executive Officer	November 5, 2021
Joseph Levin