Form 10-K
period 2021-12-31
IAC/InterActiveCorp
filed 2022-03-01
CIK 1800227

As filed with the Securities and Exchange Commission on March 1, 2022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by a check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal controls over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issues its audit report ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of February 11, 2022, the following shares of the Registrant's Common Stock were outstanding:

Common Stock	83,973,427
Class B Common Stock	5,789,499
Total	89,762,926
The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of June 30, 2021 was $12,210,679,946. For the purpose of the foregoing calculation only, all directors and executive officers of the Registrant are assumed to be affiliates of the Registrant.
Documents Incorporated By Reference:
Portions of the Registrant's proxy statement for its 2022 Annual Meeting of Stockholders are incorporated by reference into Part III herein.

PART I
Item 1.    Business
OVERVIEW
Who We Are
IAC is today comprised of Dotdash Meredith, Angi Inc. and Care.com, as well as a number of other businesses ranging from early stage to established.
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
From and after the late 1990s, we acquired a number of e-commerce companies, including Ticketmaster Group (later renamed Ticketmaster), Hotel Reservations Network (later renamed Hotels.com), Expedia.com, Match.com, LendingTree (later renamed Tree.com, Inc.), TripAdvisor, HomeAdvisor and AskJeeves, as well as Interval International (later renamed Interval Leisure Group, Inc.).
In 2005, we completed the separation of our travel and travel-related businesses and investments into an independent public company called Expedia, Inc. (now known as Expedia Group, Inc.). In 2008, we separated into five independent, publicly traded companies: IAC, HSN, Inc. (now part of Qurate Retail, Inc.), Interval Leisure Group, Inc. (now part of Marriott Vacations Worldwide Corporation), Ticketmaster (now known as Live Nation Entertainment, Inc.) and Tree.com, Following this transaction, we continued to invest in and acquire e-commerce companies, including About.com (later renamed Dotdash) and a number of online dating companies in the United States and various jurisdictions abroad.
In 2017, we completed the combination of the businesses in our former HomeAdvisor financial reporting segment with those of Angie’s List, Inc. under a new publicly traded holding company, ANGI Homeservices Inc. (now known as Angi Inc.), that we control. And in 2018, through this entity we acquired Handy Technologies, Inc., a leading platform in the United States for connecting consumers looking for household services (primarily cleaning and handyman services) with top-quality, pre-screened independent service professionals.
In February 2020, we acquired Care.com, the leading online destination for families to easily connect with caregivers for their children, aging parents, pets and homes and for a wide variety of caregivers to easily connect with families. In June 2020, we completed the separation of our online dating businesses into an independent, separately traded public company called Match Group, Inc. In August 2020, we announced that we had acquired an approximate 12% interest in MGM Resorts International, a leader in gaming, hospitality and leisure (“MGM”), for an aggregate of approximately $1 billion.
In May 2021, we completed the spin-off of our full stake in our Vimeo business (the “Spin-off”). Following the Spin-off, Vimeo, Inc. (formerly Vimeo Holdings, Inc. (“Vimeo”)) became an independent, separately traded public company. In December 2021, through Dotdash Media Inc., we completed the acquisition of Meredith Holdings Corp., owner of a portfolio of publishing brands, such as PEOPLE, Better Homes & Gardens, FOOD & WINE, Allrecipes, Southern Living and InStyle. Following the acquisition, we refer to the combined entity, which operates the brands and businesses of our former Dotdash financial reporting segment and those of Meredith Holdings Corp., as Dotdash Meredith.

EQUITY OWNERSHIP AND VOTE
IAC has outstanding shares of common stock, with one vote per share, and shares of Class B common stock, with ten votes per share and which are convertible into common stock on a share for share basis. As of the date of this report, Barry Diller, IAC’s Chairman and Senior Executive, his spouse (Diane von Furstenberg) and his stepson (Alexander von Furstenberg), collectively hold 5,789,499 shares of Class B common stock representing 100% of the outstanding shares of Class B common stock. Together with shares of common stock held as of the date of this report by Mr. Diller (172,708), Mr. von Furstenberg (71,828), a trust for the benefit of certain members of Mr. Diller’s family (136,711) and a family foundation (1,711), these holdings collectively represent approximately 41.1 % of the total outstanding voting power of IAC (based on the number of shares of common and Class B common stock outstanding on February 11, 2022). As of the date of this report, Mr. Diller also holds 1,000,000 vested options to purchase shares of common stock.
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
•prior to a vote being taken on specified Contingent Matters (a material acquisition or disposition of any assets or business by IAC or its subsidiaries, the entry by IAC into a material new line of business and the spin-off or split-off to IAC stockholders of (or similar transaction involving) a material business of IAC submitted for the approval of IAC stockholders, Mr. Diller (or following Mr. Diller’s death or disability or Mr. Diller ceasing to serve as a director or executive officer of IAC, Alexander von Furstenberg or his successor), in consultation with the other Diller Parties, and Mr. Levin, will seek agreement on how to vote the shares of common stock and Class B common stock held by the Diller Parties, provided, however, that if an agreement is not reached to support any such proposal, the Diller Parties have agreed to vote all shares of common stock and Class B common stock held by them against any such proposal; and
•if any of the Diller Parties determines to sell shares of Class B common stock to a person other than Mr. Diller, his family members or certain entities controlled by such persons, they will discuss with Mr. Levin selling such shares to him before selling to any other party.
The Voting Agreement will automatically terminate upon a “Change in Control” of IAC (as defined in the Restricted Stock Agreement between Mr. Levin and the Company dated November 5, 2020) or the termination of Mr. Levin’s employment with IAC.
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

DESCRIPTION OF IAC BUSINESSES
Dotdash Meredith
Overview
Our Dotdash Meredith segment consists of our Digital and Print businesses. Through Dotdash Meredith, we are a leading digital and print publisher in the United States with a portfolio of over 40 publishing brands that collectively provide inspiring, informative, entertaining and empowering content to nearly 200 million consumers each month.
Through these businesses, we engage consumers across multiple media platforms and formats, including various digital platforms and formats (web, mobile, video, social, audio and mobile applications), as well as through licensing arrangements and magazines. Our portfolio of publishing brands by vertical, brand and format is as follows:
•Entertainment: PEOPLE (digital and print), Entertainment Weekly (digital) and People en Español (digital);
•Lifestyle: Allrecipes (digital and print), Better Homes & Gardens (digital and print), Southern Living (digital and print), The Spruce Eats (digital), Travel + Leisure (digital and print), Simply Recipes (digital), InStyle (digital), Real Simple, (digital and print), Food & Wine (digital and print), Martha Stewart Living (digital and print), Shape (digital), EatingWell (digital), The Spruce (digital), Lifewire (digital), Byrdie (digital), Serious Eats (digital), Liquor.com (digital), Brides (digital), Midwest Living (digital and print), TripSavvy (digital), Treehugger (digital), MyDomaine (digital), Daily Paws (digital and print), Magnolia Journal (print), Successful Farming (digital and print), American Patchwork & Quilting (digital and print), WOOD (digital and print), CookingLight (digital and print), Coastal Living (print), Traditional Home (print), Sweet July (digital and print), Rachel Ray in Season (digital and print) and Drew & Jonathan Reveal (print); and
•Health & Finance (all digital): Investopedia, Verywell Health, Parents, Health, The Balance, Verywell Mind, Verywell Family, Parents Latina and Verywell Fit.
Digital
Our Digital business delivers digital content through our portfolio of brands that have leadership in the subject areas that we believe matter most to our consumer audiences (including entertainment, food, home, beauty, travel, health, family, luxury and fashion). Through our Digital business, we provide original and engaging digital content in a variety of formats, including articles, illustrations, videos and images, working with hundreds of experts in their respective fields to create content (including doctors, chefs and certified financial advisors, among others) and produce thousands of pieces of original content that we publish across our portfolio of brands on a monthly basis.
Print
Through our Print business, we are a leading magazine publisher in the United States. In 2021, our Print business published 30 magazines, as well as more than 350 special interest publications (which numbers include magazines and special interest publications published in 2021 prior to our acquisition of Meredith Holdings Corp. in December 2021).
Our Print editorial teams create premium content covering subjects that we believe matter most to our consumer audience in a format that we believe consumers enjoy for its convenience and thoughtful editorial curation. The majority of the publishing brands and content within our Print business is focused on interests related to women and lifestyle (for example, PEOPLE, Better Homes & Gardens and Southern Living). Our special interest publications provide in-depth information, education and entertainment on single topics and trends that we believe are timely and relevant to our consumer audience (including food, home, entertainment, and health and wellness). Most of our special interest publications have a high ratio of editorial to advertising content and are premium priced (for consumers) at between $10 and $15 each.
We distribute our magazines on a subscription basis (both direct and via agency partners) and through newsstands, with the majority of distribution occurring on a subscription basis. We had approximately 35 million active subscriptions at December 31, 2021 and the majority of our subscription brands are issued between four and twelve times annually. Through newsstands, we sell single copies of our subscription titles and special interest publications.

Revenue

Dotdash Meredith revenue consists of digital and print revenue. Digital revenue consists principally of display advertising, performance marketing and licensing and other revenue. Print revenue consists principally of subscription, newsstand, print advertising and performance marketing revenue.
Display advertising revenue is generated primarily through digital display advertisements sold directly by Dotdash Meredith's sales team and programmatic advertising networks. Performance marketing revenue includes commissions generated through affiliate commerce, affinity marketing and performance marketing channels. Affiliate commerce and performance marketing commission revenue is generated when Dotdash Meredith refers consumers to commerce partner websites. Affinity marketing programs partner with third parties to market and place magazine subscriptions online for both Dotdash Meredith and third party publisher titles where Dotdash Meredith acts as an agent. Licensing revenue includes symbolic licenses, which include direct-to-retail product partnerships based on Dotdash Meredith's brands, and functional licenses, which consist of content licensing.
In addition to subscription revenue, print revenue includes newsstand revenue, which is related to single copy magazines or bundles of single copy magazines to wholesalers for resale on newsstands, print advertising revenue, which relates to the sale of advertising in magazines directly to advertisers or through advertising agencies, and performance marketing, which principally consists of affinity marketing revenue. Print revenue also includes other revenue streams that are primarily projects based, which may relate to any one or combination of the following activities: advertising audience targeting, custom publishing, content strategy and development, email marketing, social media, database marketing,and search engine optimization.
Marketing
Our Digital business markets its digital content through a full suite of digital distribution channels, as well as via direct navigation to its various branded websites. Our Print business markets its content through a variety of channels, including through direct mail, search engines, social media, email, web sites, affiliate links and third party partnerships. We prefer a subscription-focused distribution approach in the case of our Print business because we believe that it fosters long-term direct relationships with consumers and creates greater monetization opportunities.
Competition
Our Digital business is characterized by ever evolving technology, frequent product evolution and changing preferences of consumers, advertisers and marketers. Digital media is intensely competitive, particularly for consumer attention (both attracting and retaining), driving traffic to our various Digital brands through search engines (and the display of information from such brands (and links to websites offering our content) within search engine results) and spending from advertisers and marketers. In the case of our Digital business, competitors primarily include diversified multi-platform media companies, other online publishers and destination websites with brands in similar vertical content categories, news aggregators, search engines and social media platforms. Some of these competitors may have longer operating histories, greater brand recognition, larger user bases and/or greater financial, technical or marketing resources than we do. As a result, these competitors may have the ability to devote comparatively greater resources to the development and promotion of their digital content, which could result in greater market acceptance of their digital content relative to ours.
Publishing is a highly competitive business. Our print magazines and related publishing products and services compete primarily with other print magazine publishers, as well as other mass media, including the Internet and many other leisure-time activities. While competition is strong for established brands, gaining readership for newer magazines and specialty publications is especially competitive.
We believe that the ability of our Digital and Print businesses to compete successfully will depend primarily upon the following factors:
•the ability to maintain and grow our large reach to American consumers;
•the quality of the content and editorial features in our Digital and Print publications;
•the ability of our publishing brands to have recognized expertise and authority in each of our verticals and continue to create content and experiences that are useful, relevant and entertaining to our consumer audiences;

•the amount of traffic we attract to our various digital publishing brands through search engines (and how prominently information from such brands (and links to websites offering our content) are displayed in search engine results);
•the ability to continue to build and maintain brand recognition, trust and loyalty across our portfolio of publishing brands;
•the usefulness, performance and visibility of our publishing brands across digital and other platforms relative to our competitors;
•the ability to continue to grow and diversify our monetization solutions, including advertising, e-commerce and affiliate relationships, performance marketing and other solutions;
•the ability to leverage our proprietary platforms and data to provide consumers with performant and relevant sites and experiences that are respectful (with targeted and limited ads) and privacy compliant;
•the ability to maintain and grow relationships with advertisers, in the case of our Digital business, through performant ads, targeting audiences and unique branded offerings, all with efficient reach to influence branding through to purchase, and in the case of our Print business, which will depend on:
•the rates we charge for print advertising;
•the circulation levels of magazines and the profit derived from such circulation;
•the breadth of our demographic reach in terms of readership; and
•our ability to consistently provide advertisers and marketers with a compelling return on their investments;
•the ability to grow our e-commerce related content and experiences, to leverage our publishing brands and expertise to help consumers purchase products; and
• in the case of our Print business:
•our ability to retain existing subscribers and successfully drive new consumers to our magazines in a cost-effective manner;
•our ability to maintain print advertising rate cards and the number of pages sold by brand and issue;
•the prices we charge for our magazines; and
•our ability to provide quality customer service to advertisers, marketers and subscribers.
Angi Inc.
Overview
Our Angi Inc. segment includes the North American (United States and Canada) and European businesses and operations of Angi Inc., a publicly traded company that was formed as ANGI Homeservices Inc. in September 2017 to facilitate the combination of the businesses in our former HomeAdvisor financial reporting segment and Angie’s List, Inc. In March 2021, ANGI Homeservices Inc. changed its name to Angi Inc. and updated one of its leading websites and brands (Angie’s List) to Angi, and concentrated its marketing investment on the Angi brand in order to focus its marketing, sales and branding efforts on a single brand. As of December 31, 2021, IAC’s economic interest and voting interest in Angi Inc. were 84.5% and 98.2%, respectively.

Angi Inc.’s North American businesses and operations include Angi Ads (formerly known as Angie’s List), Angi Leads (formerly known as HomeAdvisor) and Angi Services (which consists primarily of Handy Technologies, Inc. (“Handy”) and Angi Roofing, LLC (“Angi Roofing”)) in the United States. Through these businesses and operations, the Angi brand collectively connects quality home service professionals with consumers across more than 500 different categories, from repairing and remodeling homes to cleaning and landscaping, in 64 discrete geographic areas in the United States. During the year ended December 31, 2021, over 240,000 service professionals actively sought consumer leads, completed jobs or advertised work through these businesses and operations and consumers turned to at least one Angi business to find a service professional for approximately 33 million projects.
In addition to Angi Inc.’s leading businesses and operations in the United States, Angi Inc. owns leading home services online marketplaces in France (Travaux), Germany (MyHammer), Netherlands (Werkspot) and Italy (Instapro), owns controlling stakes in leading home services online marketplaces in the United Kingdom (MyBuilder) and Canada (HomeStars), and has operations in Austria through its MyHammer business.
Services
Overview. Our Angi Ads business connects consumers with service professionals for local services through a nationwide online directory of service professionals. Our Angi Leads business provides consumers with tools and resources to help them find local, pre-screened and customer-rated service professionals, matches consumers with independently established home services professionals engaged in a trade, occupation and/or business that customarily provides such services and provides consumers with tools that enable them to communicate with service professionals and pay for related services directly through Angi platforms. Through our Angi Services business, consumers can browse and buy common household services at set prices directly from Angi rather than requesting quotes from service professionals (which we refer to as pre-priced offerings), as well as instantly book related appointments with service professionals online for household services. All services booked through our Angi Services business are provided by pre-screened, independent service professionals engaged directly by Angi platforms. The matching and pre-priced booking services and related tools and directories are provided to consumers free of charge. Angi Services also include roof replacement services fulfilled by Angi Roofing.
As of December 31, 2021, Angi had a network of approximately 206,000 transacting service professionals (each of whom paid for consumer matches through Angi Leads and/or performed an Angi Services job in the quarter). In addition, our Angi Ads businesses had approximately 38,000 advertising service professionals under contract for advertising as of December 31, 2021.
Angi Ads. Through our Angi Ads business, we connect consumers with service professionals for local services through the Angi nationwide online directory of service professionals across more than 500 different categories, as well as provide consumers with valuable tools, services and content (including verified reviews of local service professionals), to help them research, shop and hire for local services. Consumers can access the Angi nationwide online directory and related basic tools and services free of charge upon registration, as well as by way of purchased membership packages. Our Angi Ads business also sells term-based website and mobile and digital magazine advertising to service professionals.
Consumers who register for free with our Angi Ads business can search for a service professional in the Angi nationwide online directory and/or be matched with a service professional, as well as access related basic tools and services, ratings and reviews and certain promotions. In addition, two premium membership packages are available for a fee, which packages include varying degrees of online and phone support and access to exclusive promotions, features and an award-winning digital magazine.
Consumers can rate service professionals listed in the Angi nationwide online directory on a one- to five- star rating scale, based on a variety of criteria (including overall experience, availability, price, quality, responsiveness, punctuality and professionalism), as well as provide commentary regarding their experiences with service professionals. Ratings and reviews cannot be submitted anonymously, and there are processes in place to prevent service professionals from reporting on themselves or their competitors, as well as to detect fraudulent or otherwise problematic reviews.

In addition to the consumer services described above, our Angi Ads business provides service professionals with a variety of services and tools, including certification, as well as quoting, invoicing and payment services. Generally, service professionals with an average consumer rating below a “3” are not eligible for certification. Service professionals must satisfy certain criteria for certification, including retaining the requisite member rating, and owners or principals of businesses affiliated with service professionals must pass certain criminal background checks and attest to applicable licensure requirements. Once eligibility criteria are satisfied, service professionals must then purchase term-based advertising to obtain certification. If a certified service professional fails to meet any eligibility criteria during the applicable advertising contract term, refuses to participate in Angi's complaint resolution process and/or engages in what is determined to be prohibited behavior, existing advertising and exclusive promotions will be suspended, and the related advertising contract will be subject to termination.
Certified service professionals rotate among the first service professionals listed in the Angi nationwide online directory search results for an applicable category, together with their company name, overall rating, number of reviews, certification badge and basic profile information. When consumers choose to be matched with a service professional, Angi's proprietary algorithm will determine where a given service professional appears within related results.
Angi Leads. Through our Angi Leads business, we operate a digital marketplace (formerly known as the HomeAdvisor Marketplace and now known as HomeAdvisor powered by Angi) that connects consumers with service professionals nationwide for home repair, maintenance and improvement projects. Our Angi Leads business provides consumers with tools and resources to help them find local, pre-screened and customer-rated service professionals, as well as instantly book appointments online, connect with service professionals instantly by telephone and access several home services-related resources, such as cost guides for different types of home services projects.
Consumers can submit a request to be matched with a service professional through the Angi Leads digital marketplace, as well as through certain paths on the Angi Ads and various third party affiliate platforms. Depending on the nature of the service request and the path through which it was submitted, consumers are generally matched with service professionals from the Angi Leads digital marketplace, an Angi Services service professional or a combination of Angi Leads and Angi Ads service professionals (as and if available for the given service request). Matches made through our Angi Leads and Angi Ads businesses and various third party affiliate platforms and paths are made by way of Angi’s proprietary algorithm based on several factors, including the type of services desired, location and the number of service professionals available to fulfill the request.
In all cases, service professionals may contact consumers with whom they have been matched directly and consumers can generally review profiles, ratings and reviews of presented service professionals and select the service professional whom they believe best meets their specific needs. Consumers are under no obligation to work with any service professional(s) referred by or found through any Angi branded or third party affiliate platforms. Consumers are responsible for booking the service and for paying the service professional directly, which can be done by consumers independently or via the Angi Pay function in the Angi Pro Leads mobile app, through which consumers can also finance payments to service providers through a third party.
In addition to the general matching services described above, our Angi Leads business provides several on-demand services, including Instant Booking and Instant Connect. Consumers can also access an online True Cost Guide, which provides project cost information for more than 400 project types nationwide, as well as a library of home services-related content.
Angi Leads service professionals pay fees for consumer matches and subscription fees for memberships, which are available for purchase through the Angi sales force. The basic annual membership package includes membership in the Angi Leads digital marketplace, as well as access to consumer leads (for which additional fees are paid) through Angi Leads and Angi Ads platforms and a listing in the Angi Leads online directory and certain other affiliated directories, among other benefits. In addition to the commercial membership terms, in order to be admitted into the Angi Leads network, service professionals must validate their home services experiences, as well as satisfy certain criteria, including the verification of any required state-level licensing credentials and the owner or principal passing certain criminal background checks.
Angi Services. Through our Angi Services business, we provide pre-priced offerings, whereby consumers can submit requests for services through Angi and Handy branded platforms and pay us directly for such services. We began providing pre-priced offerings following our acquisition of Handy in October 2018 and expanded the provision of such offerings through the launch of our Angi Services business in August 2019 and the addition of Angi Roofing in July 2021. Matches are made based on the type of service desired, location and the date and time the consumer wants the service to be provided. Consumers pay Angi Services directly for pre-priced offerings and Angi Services then, in turn, fulfills the request with independently established home services providers engaged in a trade, occupation and/or business that customarily provides such services.

In certain markets, consumers can also submit requests to book a specific Handy service professional for a given household service. In addition, consumers who purchase furniture, electronics, appliances and other home-related items from select third party retail partners online (and in certain markets, in store) can simultaneously purchase assembly, installation and other related services to be fulfilled by Handy service professionals, which are then paid for directly through the applicable third party retail partner platform.
Angi Services service professionals (including those on the Handy platform) are provided with access to a pool of consumers seeking service professionals. Service professionals must validate their home services experience, as well as satisfy credential verification and a background check (either as an individual professional or as the owner or principal of the business) requirements and maintain an acceptable rating to remain on Angi and Handy platforms. Angi Roofing consumers are identified through lead generation services, as well as organically through consumers that reach out directly. Consumers are able to receive roof replacement and repair services, as well as a warranty on the quality of workmanship.
Revenue
Angi revenue is primarily derived from consumer connection revenue, which comprises fees paid by Angi Leads service professionals for consumer matches (regardless of whether the service professional ultimately provides the requested service). Consumer connection revenue varies based upon several factors, including the service requested, product experience offered, and geographic location of service. Angi revenue is also derived from: (i) sales of time-based website, mobile and call center advertising to service professionals, (ii) Angi Leads service professional membership subscription fees, (iii) membership subscription fees from consumers, (iv) service warranty subscription and other services and (v) revenue from completed jobs sourced through the Angi Services platforms.
Marketing
Angi businesses market their various products and services to consumers primarily through digital marketing (primarily search engine marketing (free, or organic, and paid), display advertising and third party affiliate agreements) and traditional offline marketing (national television and radio campaigns), as well as through e-mail. Pursuant to third party affiliate agreements, third parties agree to advertise and promote Angi products and services (and those of Angi service professionals) on their platforms. In exchange for these efforts, these third parties are paid a fixed fee when visitors from their platforms click through and submit a valid service request through Angi platforms, or when visitors submit a valid service request on the affiliate platform and the affiliate transmits the service request to an Angi platform. Angi businesses also market their products and services to consumers through relationships with select third party retail partners and, to a lesser extent, through partnerships with other contextually related websites and direct mail.
Angi Leads matching services and membership subscriptions and Angi Ads term-based advertising and related products are marketed to service professionals primarily through the Angi sales force. These products and services are also marketed, together with Handy branded products and services and pre-priced offerings and various directories, through paid search engine marketing, digital media advertising and direct relationships with trade associations and manufacturers.
Both generally and in connection with the brand integration initiative described below, Angi has made (and we expect it will continue to make), substantial investments in digital and traditional offline marketing (with continued expansion into new and existing digital platforms) to consumers and service professionals to promote Angi products and services and drive visitors to Angi platforms and service professionals.
In March 2021, ANGI Homeservices Inc. changed its name to Angi Inc. and updated one of its leading websites and brands (Angie’s List) to Angi, and concentrated its marketing investment on the Angi brand in order to focus its marketing, sales and branding efforts on a single brand.
Angi relies heavily on free, or organic, search results from search engine optimization and paid search engine marketing to drive traffic to its platforms. The brand integration initiative has adversely affected the placement and ranking of Angi websites, particularly Angi.com, in organic search results as the Angi brand does not have the same domain history as Angie’s List. In addition, Angi shifted marketing to support the Angi brand (and away from the HomeAdvisor brand), which has negatively affected the efficiency of Angi's search engine marketing efforts.

Since the beginning of the brand integration initiative, related efforts have had a pronounced negative impact on service requests from organic search results and via mobile applications, which in turn has resulted in increased paid search engine marketing to generate service requests. We expect the pronounced negative impact to organic search results, increased paid search engine marketing costs and reduced monetization from mobile applications to continue until such time as the Angi brand establishes a more optimal search engine optimization ranking and consumer awareness is established.
Competition
The home services industry is highly competitive and fragmented, and in many important respects, local in nature. Angi businesses compete with, among others: (i) search engines and online directories, (ii) home and/or local services-related platforms, (iii) providers of consumer ratings, reviews and referrals and (iv) various forms of traditional offline advertising (primarily local in nature), including radio, direct marketing campaigns, yellow pages, newspapers and other offline directories. Angi businesses also compete with local and national retailers of home improvement products that offer or promote installation services. We believe that the biggest competition for Angi businesses comes from the traditional methods most people currently use to find service professionals, which are by word-of-mouth and through referrals.
We believe that the ability of our Angi businesses to compete successfully will depend primarily upon the following factors:
•the ability of Angi to successfully implement the brand integration initiative;
•the ability of the Angi Services business to expand pre-priced booking services, while balancing the overall mix of service requests and directory services on Angi platforms generally;
•the size, quality, diversity and stability of the Angi Leads digital marketplace (in terms of service professional membership and participation) and the breadth of Angi branded online directory listings;
•the ability to consistently generate service requests and pre-priced bookings through Angi businesses and leads through Angi branded online directories that convert into revenue for service professionals in a cost-effective manner;
•the ability to increasingly engage with consumers directly through Angi platforms, including mobile applications (rather than through search engine marketing or via free search engine referrals);
•the functionality of Angi websites and mobile applications and the attractiveness of their features and Angi products and services generally to consumers and service professionals, as well as the continued ability to introduce new products and services that resonate with consumers and service professionals generally; and
•the quality and consistency of service professional pre-screening processes and ongoing quality control efforts, as well as the reliability, depth and timeliness of customer ratings and reviews.
Search
Overview
Our Search segment consists of Ask Media Group, a collection of websites providing general search services and information, and our Desktop business, which includes our direct-to-consumer downloadable desktop applications and our business-to-business partnership operations. Ask Media Group’s websites include, among others: Ask.com, a search site with a variety of fresh and contemporary content (celebrities, culture, entertainment, travel and general knowledge); Reference.com, a search and general knowledge content site that provides content across select vertical categories (history, business and finance and geography, among other verticals); Consumersearch.com, a search and content website that provides content designed to simplify the product research process; and Shopping.net, a vertical shopping search site, each of which contains a mix of search services and/or content targeted to various user or segment demographics.

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
Through our Desktop business, we primarily own and/or operate a portfolio of legacy (meaning they are no longer actively marketed and distributed to new users) consumer desktop browser applications and websites that provide users with access to a wide variety of online content, tools and services, including new tab search services and the option of default browser search services.
Revenue
Ask Media Group revenue consists principally of advertising revenue generated principally through the display of paid listings in response to search queries, as well as from display advertisements appearing alongside content on its various websites and, to a lesser extent, affiliate commerce commission revenue. Paid listings are advertisements displayed on search results pages that generally contain a link to advertiser websites. The majority of the paid listings displayed by Ask Media Group is supplied to us by Google Inc. (“Google”) pursuant to our services agreement with Google. Pursuant to this agreement, Ask Media Group businesses transmit search queries to Google, which in turn transmits a set of relevant and responsive paid listings back to these businesses for display in search results. This ad-serving process occurs independently of, but concurrently with, the generation of algorithmic search results for the same search queries. Paid listings are displayed separately from algorithmic search results and are identified as sponsored listings on search results pages. Paid listings are priced on a price per click basis and when a user submits a search query through an Ask Media Group business and then clicks on a paid listing displayed in response to the query, Google bills the advertiser that purchased the paid listing and shares a portion of the fee charged to the advertiser with the Ask Media Group business. Ask Media Group recognizes paid listing revenue when it delivers the user's click. In cases where the user’s click is generated due to the efforts of a third party distributor, we recognize the amount due from Google as revenue and record a payment obligation to the third party distributor as traffic acquisition costs. “Item 1A — Risk Factors — Risks Relating to Our Business, Operations and Ownership — Certain of our businesses depend upon arrangements with Google."
Revenue from display advertising is generated through advertisements sold through programmatic advertising networks. Affiliate commerce commission revenue is generated when an Ask Media Group property refers users to commerce partner websites resulting in a purchase or transaction.
Revenue from our Desktop business largely consists of advertising revenue generated principally through the display of paid listings in response to search queries. The majority of the paid listings displayed are supplied to us by Google in the manner, and pursuant to the services agreement with Google, described above. To a lesser extent, Desktop revenue also includes fees paid by subscribers for downloadable desktop applications, as well as display advertisements.
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
Our search powered desktop applications were historically marketed to users primarily through business-to-business partnerships and to a lesser extent digital display advertisements and paid search engine marketing efforts.

Competition
In the case of general search services, Ask Media Group’s competitors include major search engines and other destination search websites and search-centric portals that engage in marketing efforts similar to those of Ask Media Group. In the case of content, Ask Media Group’s competitors primarily include online publishers and destination websites with brands in similar vertical content categories and social channels. We believe that Ask Media Group’s ability to compete successfully will depend primarily upon:
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
Emerging & Other
Overview
Our Emerging & Other segment primarily includes:
•Care.com, a leading online destination for families to easily connect with caregivers for their children, aging parents, pets and homes and for a wide variety of caregivers to easily connect with families. Care.com's brands include Care For Business, Care.com offerings to enterprises and HomePay. Care.com acquired Lifecare, a leading provider of family care benefits, on October 27, 2020;
•Mosaic Group, a leading developer and provider of global subscription mobile applications. Mosaic Group has a portfolio of some of the largest and most popular applications in the following verticals: Communications (RoboKiller, TapeACall), Language (iTranslate, Grammatica), Weather (Clime: NOAA Weather Radar Live, Weather Live), Business (PDF Hero, Scan Hero), Health (Daily Burn, Window - Intermittent Fasting) and Lifestyle (Blossom, Pixomatic);
•Bluecrew, a technology driven staffing platform exclusively for flexible W-2 work;
•Vivian Health, a platform to efficiently connect healthcare professionals with job opportunities, in which we acquired a controlling interest in June 2019;
•The Daily Beast, a website dedicated to news, commentary, culture and entertainment that publishes original reporting and opinion from its roster of full-time journalists and contributors;
•IAC Films, a provider of production and producer services for feature films, primarily for initial sale and distribution through theatrical releases and video-on-demand services in the United States and internationally; and
•Newco, our incubator platform, which currently spans social gaming, telemedicine, home services, social networking and online recruiting.

Care.com
Overview. Through Care.com, we are a leading online destination for families to easily connect with caregivers for their children, aging parents, pets and homes and for a wide variety of caregivers to easily connect with families. Care.com is building a premier destination for families, caregivers and enterprises (through which they can provide care-related benefits to their employees) that features a portfolio of products and services spanning the entire care journey, including guidance for care options, a marketplace for searching for and connecting with caregivers for a wide range of care options (such as a nannies for children or companions for seniors), care management features and access to care-related activities and resources.
Services. Through Care.com, we primarily offer online consumer matching and consumer payment solutions for families searching for care for their loved ones and enterprise solutions (Care For Business) for companies seeking to provide care-related benefits to their employees.
•Consumer matching solutions. Through free and paid memberships to consumer matching services, Care.com offers a variety of resources designed to match and guide families toward the best care for their loved ones. Resources include online matches with potential caregivers and related resources, augmented by assistance from subject matter experts. Free basic membership provides families with the ability to set up an account, post a job, search and review caregiver profiles and receive applications from caregivers. To engage with caregivers, families must upgrade to a paid premium membership which includes all basic membership features, plus the ability to contact caregivers to schedule interviews, purchase additional background checks, reply to applications and messages from caregivers and access certain promotions and discounts.
Through our consumer matching solutions, families can match with caregivers (in-home and out-of-home) who meet their diverse and evolving care needs (full-time, part-time, long-term, short-term and occasional at irregular intervals). Matching is facilitated by algorithms designed to highlight the most relevant caregiver(s) (based on user-generated content regarding the type and frequency of care requested, hourly rate for the job and responsibilities and other job requirements), as well as an internally monitored messaging system. In-home caregivers create and post detailed Care.com profiles that include photos, bios, work histories and reviews, the type of care they primarily provide, their experience, certifications and qualifications and their availability, hourly rate and payment details, among other information. Before caregivers with Care.com profiles can communicate directly with consumers seeking care, they must complete a CareCheck background check (conducted by a third party consumer reporting agency). We also offer families and caregivers the ability to purchase multiple levels of additional background check options through third party consumer reporting agencies. While we strongly believe that CareCheck and additional background checks are good practice and recommend them to families and caregivers, they have limitations and, even with these safety measures, no assurances can be provided regarding the future behavior of any caregiver on our platform.
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
Out-of-home care-related businesses (such as daycare centers, senior care facilities, tutoring companies, camps and activities) can also market their services through Care.com.
•Consumer payment solutions. Through Care.com, we also offer consumer payments solutions that provide families with several options to manage their financial relationship with their caregiver, as well as help caregivers professionalize and manage their careers. These payment solutions include:
•HomePay, our payroll and tax product for families who employ nannies, housekeepers or other domestic employees. HomePay, a leader in the space, is a technology-based, turnkey service that includes automated payroll processing, as well as household employer-related tax filings at the federal, state and local levels in the case of caregivers who earn income that is above the annual reportable threshold amount that would require them to make tax filings. Facilitating household employer-related tax filings helps to ensure that families are able to avail themselves of certain tax credits and savings for care related costs, and ensure that caregivers who are paid legally can access unemployment insurance and social security benefits. HomePay is available to anyone (not just members of our consumer matching solutions) for a fee; and

•our peer-to-peer payments solution, which enables families to make electronic payments to their caregivers directly through our platform or mobile applications. We believe that this solution is particularly applicable to (and helpful in the case of) families who pay caregivers who provide care services at irregular intervals (such as babysitters, after-school caregivers or tutors, or in varying amounts each time services are performed).
•Enterprise solutions. Through Care.com, we also offer Care For Business, a comprehensive suite of services that employers can offer as an employee benefit. Currently, employers can choose from a number of services, including:
• our consumer matching solutions;
• back-up care services (in-home and in-center) for employees who need alternative care arrangements for their child or senior when their regular care is not available (for example, school closures or the illness of their child or regular caregiver); and
•access to consultation and referral services to support a wide array of work-life challenges faced by employees, such as senior care planning services to assist employees with finding the most suitable care option for their aging family member; access to mental health experts and resources; tutoring and college prep assistance; lactation support; relocation services; and financial guidance and legal services, among many others.
Employers generally pay for our enterprise solutions on a per employee per year basis and have access to features that allow them to manage employee access and track aggregate usage. Depending on the suite of services selected and the employer’s preference, the employer may subsidize all, a portion or none of the cost of these solutions for employees. Additionally, employers may add services during the term of their contract on an as needed basis to enhance the support they provide to their employees.
Revenue. Care.com generates revenue primarily through subscription fees from families and caregivers for its suite of products and services, as well as through annual contracts with corporate employers who provide access to Care.com's suite of products and services as an employee benefit and through contracts with businesses that recruit employees through its platform.
Marketing. Care.com markets its various products and services to families and caregivers through a diverse mix of free and paid offline and online marketing, as well as its sales team. We believe that most families and caregivers currently find Care.com through unpaid marketing channels, primarily through word-of-mouth, referrals and online communities and forums, as well as search engine marketing (free and paid) and repeat users. Paid direct marketing efforts include offline channels, such as network and cable TV, OTT channels and direct mail, as well as through paid search engine marketing, display advertising, third party affiliate agreements and select paid job board sites. In addition, Care.com markets its employee-benefit product offerings directly to enterprises through its sales team.
Competition. In the case of consumer matching solutions, Care.com primarily competes with traditional offline consumer resources for finding caregivers, as well as online job boards and other online care marketplaces. We believe Care.com’s biggest competition comes from the traditional offline methods through which most consumers find caregivers, which are by word-of-mouth, referrals and online communities and forums. In the case of payment solutions, Care.com primarily competes with similar products offered by providers of online and offline payroll services. Care.com also competes for a share of the overall recruiting and advertising budgets of care-related businesses with traditional, offline media companies and other online marketing providers. In the case of Care For Business, Care.com primarily competes with other providers of employer-sponsored care services and employee benefit products, particularly those that provide back-up child and senior care services.
We believe that Care.com’s ability to compete successfully will depend primarily upon the following factors:
•the size, quality, diversity and stability of its network of families and caregivers;
•the functionality and reliability of its websites and mobile applications and the attractiveness of their features (and Care.com’s various products and services) generally to families and caregivers;
•its continued ability to innovate and introduce new products and services that resonate with families and caregivers;
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
Mosaic Group
Overview. Through Mosaic Group, we are a leading developer and provider of global subscription mobile applications. As of December 31, 2021, Mosaic Group had approximately 3.7 million mobile paying subscribers.
Though Mosaic Group and its subsidiaries, we operated 44 branded mobile applications in over 28 languages across 192 countries as of December 31, 2021. These branded mobile applications consist of some of the largest and most popular applications in the following verticals: Communications (RoboKiller, TapeACall), Language (iTranslate, Grammatica), Weather (Clime: NOAA Weather Radar Live, Weather Live), Business (PDF Hero, Scan Hero), Health (Daily Burn, Window - Intermittent Fasting) and Lifestyle (Blossom, Pixomatic). Robokiller thwarts both telemarketing and illegal spam phone calls and TapeACall provides prime-quality call recordings services. Through iTranslate, subscribers can connect and communicate across numerous languages, and Grammatica provides AI-powered writing assistant services, including grammar, spelling and punctuation checks. Clime: NOAA Weather Radar Live provides up-to-date weather information and storm tracking worldwide and Weather Live provides customized weather forecasts based on user selected parameters. Through PDF Hero, users can annotate and store all of their PDF files in one place, and through Scan Hero, users can create, sign and edit PDFs by way of the camera on their mobile phones. Daily Burn provides streaming fitness and workout videos and Window-Intermittent Fasting Productive tracks the times between end of/start of fasts. Blossom provides plant identification and content on plant care and Pixomatic is a photo editing application. Mosaic Group’s various branded mobile applications are distributed to subscribers primarily through the Apple App Store and Google Play Store.
We believe that Mosaic Group has the personnel, systems and expertise necessary to continue to build and scale leading mobile applications and grow mobile subscription businesses. By applying these resources and skills to both organically developed and acquired mobile applications, Mosaic Group has demonstrated success in scaling mobile applications across a wide variety of utility and productivity categories.
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
Intellectual Property
We rely heavily upon our trademarks and related domain names and logos to market our brands and to build and maintain brand loyalty and recognition, as well as upon trade secrets, and regard this intellectual property as critical to our success. We also rely, to a lesser extent, upon patented and patent-pending proprietary technologies with expiration dates ranging from October 2022 to November 2035.
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
Government Regulation
We are subject to a variety of domestic and foreign laws and regulations in the U.S. and abroad involving matters that are important to (or may otherwise impact) our various businesses, such as broadband internet access, online commerce, privacy and data security, advertising, intermediary liability, consumer protection, taxation, worker classification and securities compliance. These domestic and foreign laws and regulations, which in some cases can be enforced by private parties in addition to government entities, are continually evolving and can be subject to significant change. As a result, the application, interpretation and enforcement of these laws and regulations (and any amended, proposed or new laws and regulations) are often uncertain, particularly in the Internet industry, and may vary from jurisdiction to jurisdiction and over time, which could result in conflicts with our current policies and practices and those of our various businesses.
Because we conduct substantially all of our business on the Internet, we are particularly sensitive to laws and regulations that could adversely impact the popularity or growth in use of the Internet and/or online products and services generally, restrict or otherwise unfavorably impact whether or how we may provide our products and services, regulate the practices of third parties upon which we rely to provide our products and services and/or undermine an open and neutrally administered Internet access. For example, in December 2017, the U.S. Federal Communications Commission (the “FCC”) adopted the Restoring Internet Freedom Order. This order, which was released in January 2018 and took effect in June 2018, reversed net neutrality protections in the United States that had been in place since 2015, including the repeal of specific rules against blocking, throttling or “paid prioritization” of content or services by Internet service providers. Also, Section 230 of the Communications Decency Act of 1996 (“Section 230”), which generally provides immunity for website publishers from liability for third party content appearing on their platforms and the good faith removal of third party content from their platforms that they may deem obscene or offensive (even if constitutionally protected speech), since its adoption has been (and continues to be) subject to a number of challenges. The immunities conferred by Section 230 could also be narrowed or eliminated through amendment, regulatory action or judicial interpretation. In 2018, the U.S. Congress amended Section 230 to remove certain immunities and most recently, in 2020, various members of the U.S. Congress introduced bills to further limit Section 230, and a petition was filed by a Department of Commerce entity with the Federal Communications Commission to commence a rulemaking to further limit Section 230. Any future adverse changes to Section 230 could result in additional compliance costs for us and/or exposure for additional liabilities. In addition, in May 2021, the United Kingdom proposed legislation (specifically, the May 2021 Online Safety Bill) that seeks to create a new regulatory body responsible for establishing duties of care for Internet companies that provide user-generate content and for assessing related compliance.

Because we receive, store and use a substantial amount of information received from or generated by our users and subscribers, we are also impacted by laws and regulations governing privacy, the collection, storage, sharing, use, processing, disclosure and protection of personal data and data security, primarily in the case of our operations in the United States and the European Union and the handling of personal data of users located in the United States and the European Union. Recent examples of comprehensive regulatory initiatives in the area of privacy and data security include a comprehensive European Union privacy and data protection reform, the General Data Protection Regulation (the “GDPR”), which became effective in May 2018. The GDPR, which applies to certain companies that are organized in the European Union or otherwise provide services to (or monitor) consumers who reside in the European Union, imposes significant penalties (monetary and otherwise) for non-compliance, as well as provides a private right of action for individual claimants. The GDPR will continue to be interpreted by European Union data protection regulators, which may require us to make changes to our business practices and could generate additional risks and liabilities. Data protection regulators in European Union member stated have taken a strict view of cookie consent requirements following the enactment of the GDPR and enforcement actions are on the rise.
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
Moreover, while multiple legislative proposals concerning privacy and the protection of user information are being considered by the U.S. Congress and various U.S. state legislatures, certain U.S. state legislatures have already enacted privacy legislation, one of the strictest and most comprehensive of which is the California Consumer Privacy Act of 2018, which became effective on January 1, 2020 (the “CCPA”). The CCPA provides data privacy rights for California consumers, and restricts the ability of certain of our businesses to use personal California user and subscriber information in connection with their various products, services and operations. The CCPA also provides consumers with a private right of action for security breaches, as well as provides for statutory damages. In addition, on November 3, 2020, California voters approved Proposition 24 (the “California Privacy Rights Act of 2020”), which amends certain provisions of the CCPA and becomes effects January 1, 2023, will further restrict the ability of certain of our businesses to use personal California user and subscriber information in connection with their various products, services and operations and/or impose additional operational requirements on such businesses. Virginia and Colorado also passed comprehensive privacy legislation in 2021 that will become effective in 2023, both of which are similar to the CCPA, as amended by the California Privacy Rights Act of 2020. Lastly, the U.S. Federal Trade Commission continues to increase its focus on privacy and data security practice and we anticipate this focus to continue. If so, as a result, we could be subject to various private and governmental claims and actions in this area. See “Item 1A — Risk Factors — Risks Relating to Our Business and Operations — General Risk Factors — The processing, storage, use and disclosure of personal data could give rise to liabilities and increased costs.”
As a provider of certain subscription-based products and services, we are also impacted by laws or regulations affecting whether and how our businesses may periodically charge users for membership or subscription renewals. For example, the European Union Payment Services Directive, which became effective in 2018, could impact the ability of certain of our businesses to efficiently process auto-renewal payments for, as well as offer promotional or differentiated pricing to, users who reside in the European Union. Similar laws exist in the U.S., including the federal Restore Online Shoppers Confidence Act and various U.S. state laws, and legislative and regulatory enactments or amendments are under consideration in a number of U.S. states. The adoption of any law that adversely affects revenue from recurring membership and/or subscription payments could adversely affect our business, financial condition and results of operations, particularly in the case of Dotdash Meredith, Angi, Care.com and Mosaic Group businesses.
We are also sensitive to the adoption of new tax laws. The European Commission and several European countries have recently adopted (or intend to adopt) proposals that would change various aspects of the current tax framework under which certain of our European businesses are taxed, including proposals to change or impose new types of non-income taxes (including taxes based on a percentage of revenue). For example, certain of our businesses are now subject to and pay digital services taxes in the United Kingdom, France and Italy.

In addition, primarily in the case of certain businesses within our Angi Inc. financial reporting segment, we are sensitive to the adoption of worker classification laws, specifically, laws that could effectively require us to change the classification of certain of the service professionals and caregivers affiliated these businesses from independent contractors to employees, as well as changes to state and local laws or judicial decisions relating to the definition and/or classification of independent contractors. For example, California’s worker classification statute (AB 5) effectively narrows the definition of an independent contractor by requiring hiring entities to use a different, stricter test to determine a given worker’s classification. In addition, AB 5 places the burden of proof for classifying workers as independent contractors on hiring entities and provides enforcement powers to the state and certain cities. Also, AB 5 has been the subject of widespread national discussion and it is possible that other jurisdictions may enact similar laws. Since we currently treat certain of the service professionals affiliated with certain businesses within our Angi Inc. financial reporting segment as independent contractors for all purposes, we do not withhold federal, state and local income or other employment related taxes, make federal or state unemployment tax or Federal Insurance Contributions Act payments or provide workers’ compensation insurance with respect to such individuals. If we are required as the result of new or amended laws, regulations, interpretations or orders to reclassify these individuals as employees, it could be exposed to various liabilities and additional costs, including exposure (for prior and future periods) under federal, state and local tax laws, and workers’ compensation, unemployment benefits, labor, and employment laws, as well as potential liability for penalties and interest.
Also, in the case of the businesses within our Angi Inc. financial reporting segment, we may be subject to certain U.S. state and local licensure requirements related to the provision of pre-priced offerings. If so, typically, licenses must be renewed annually and may be revoked or suspended by the licensing authority for cause at any time. Moreover, in some jurisdictions, the loss of a license for cause could result in the loss of licenses in other jurisdictions and/or could make it more difficult to obtain new and/or renewal licenses. Obtaining and renewing such license and related compliance could be costly and the failure to comply with licensure requirements could result in bad publicity and related damage to our reputation, brands and brand-building efforts and/or actions by governmental and regulatory authorities and/or litigation, as well as generate additional risks and liabilities (including the imposition of penalties).
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
Human Capital
Overview
IAC’s future success depends upon our continued ability to identify, hire, develop, motivate and retain a highly skilled and diverse workforce across our various businesses worldwide. While policies and practices related to the identification, hiring, development, motivation and retention of employees vary across IAC and our various businesses, at their core, such policies and practices are generally designed to: (i) increase long-term IAC stockholder value by attracting, retaining, motivating and rewarding employees with the competence, character, experience, diversity of perspective and ambition necessary to enable the Company to meet its growth objectives, (ii) encourage and support the professional development of, and engender loyalty among, employees who have demonstrated the strength, vision and determination necessary to overcome obstacles and unlock their true professional potential by providing them with appropriate opportunities within IAC and its businesses and (iii) help foster a diverse, inclusive and entrepreneurial culture across our various businesses.
In order to achieve these objectives, we believe that we must continue to provide competitive compensation packages and otherwise incentivize employees in unique and attractive ways, as well as develop and promote talent from within and remain committed to building inclusive workplaces and workforces that reflect the diversity of the global population using our products and services each day.
As of December 31, 2021, IAC had approximately 13,200 employees, substantially all of whom were full-time employees and the substantial majority of whom were based in the United States. Less that 2% of our workforce (all within our Dotdash Meredith financial reporting segment and based outside of the United States) is unionized. We consider our relations with our employees to be good.

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
In the case of retirement benefits, in the U.S., we offer our employees a 401(k) retirement savings program with generous employer matching contributions, subject to an annual cap per employee. We believe that we have a responsibility to encourage (and contribute to) the retirement readiness of each of our employees and believe that this generous 401(k) retirement savings program match is a meaningful commitment to the long-term welfare and security of our workforce.
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
In addition, we actively seek to identify the next generation of leaders in technology early and often through the IAC Fellows program, a first-of-its-kind program connecting students from under-served and under-resourced backgrounds with academic and leadership opportunities. IAC Fellows join the program as early as high school and stay for up to six years, rotating across a diverse set of IAC businesses during that time in the form of competitively paid internships that put IAC Fellows in the trenches, testing their skills in real world scenarios. Through these experiences, IAC Fellows gain exposure to different business models, functions and roles within IAC, as well as access to IAC senior leadership as mentors and coaches. IAC Fellows also receive an academic stipend following the completion of each paid internship. For those IAC Fellows hired by IAC or any of its businesses following the completion of their paid internships and who stay for a period of three years, IAC will pay off the entirety of their school loans.
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

Diversity, Equity and Inclusion
We are committed to building inclusive workplaces and workforces that reflect the diversity of the global population using our products and services each day. Accordingly, we view diversity, equity and inclusion (DE&I) efforts as integral to our success. While DE&I efforts, policies and practices vary across our businesses, they include (in addition to the IAC Fellows program discussed above) at certain of our businesses: (i) pay equity analyses conducted on an annual basis to ensure that women and employees from traditionally under-represented groups are not adversely impacted by pay bias, (ii) employee community resource groups (ECGs) led and supported by senior executives (and in certain cases, funded by the relevant business), (iii) incentivizing DE&I by tying bonus structure to diversity goals and metrics and (iv) launching DE&I councils at certain of our businesses that collaborate directly with senior executives to roll out DE&I training, as well to determine ways to diversify product and service experiences, attract a more diverse population of employees and invest in building diverse and equitable local communities.
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
Item 1A.    Risk Factors
Cautionary Statement Regarding Forward-Looking Information
This annual report on Form 10-K contains “forward‑looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The use of words such as “anticipates,” “estimates,” “expects,” “plans” and “believes,” among others, generally identify forward-looking statements. These forward-looking statements include, among others, statements relating to: IAC’s future financial performance, IAC’s business prospects and strategy,anticipated trends and prospects in the industries in which IAC’s businesses operate and other similar matters. These forward-looking statements are based on IAC management's expectations and assumptions about future events as of the date of this annual report, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict.
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

Risk Factors
Risk Factors Related to Our Business, Operations and Ownership
Marketing efforts designed to drive visitors to our various brands and businesses may not be successful or cost-effective.
Traffic building and conversion initiatives involve considerable expenditures for online and offline advertising and marketing. We have made, and expect to continue to make, significant expenditures for search engine marketing (primarily in the form of the purchase of keywords, which we purchase primarily through Google and, to a lesser extent, Microsoft and Yahoo!), social media advertising (primarily in the form of Sponsored Posts on Facebook) and other online display advertising and traditional offline advertising (including television and radio campaigns) in connection with these initiatives, which may not be successful or cost-effective. Also, to continue to reach consumers and users, we will need to continue to identify and devote more of our overall marketing expenditures to newer digital advertising channels (such as online video and other digital platforms), as well as target consumers and users via these channels in a cost-effective manner. Since these channels are undeveloped and unproven relative to traditional channels (such as television), it could be difficult to assess returns on related marketing investments. Historically, we have had to increase advertising and marketing expenditures over time in order to attract and convert consumers, retain users of our various products and services and sustain our growth.
Our ability to market our brands and businesses on any given property or channel is subject to the policies of the relevant third party seller, publisher (including search engines, web browsers and social media platforms with extraordinarily high levels of traffic and numbers of users) or marketing affiliate. As a result, we cannot assure you that these parties will not limit or prohibit us or our affiliate marketing partners from purchasing certain types of advertising (including the purchase by us of advertising with preferential placement or for certain of our products and services) and/or using one or more current or prospective marketing channels in the future. If a significant marketing channel took such an action generally, for a significant period of time and/or on a recurring basis, our business, financial condition and results of operations could be adversely affected. In addition, if we fail to comply with the policies of third party sellers, publishers and/or marketing affiliates, our advertisements could be removed without notice and/or our accounts could be suspended or terminated, any of which could adversely affect our business, financial condition and results of operations. In addition, any phasing out (or blocking) of third party cookies by web browsers could adversely affect our business, financial condition and results of operations.
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
Our failure to respond successfully to rapid and frequent changes in the operating and pricing dynamics of search engines, as well as changing policies and guidelines applicable to keyword advertising (which may be unilaterally updated by search engines without advance notice), could adversely affect our paid and free search engine marketing efforts. Specifically, such changes could adversely affect paid listings (both their placement and pricing), as well as the ranking of links to websites offering our products and services within search results, any or all of which could increase our marketing costs (particularly if free traffic is replaced with paid traffic) and adversely affect the effectiveness of our marketing efforts overall. In addition, the failure to respond successfully to policy updates with respect to the phasing out (or blocking) of third party cookies by web browsers (which may be done unilaterally by web browsers without notice), as well as consumers increasingly choosing to use browsers that do not support third party cookies, could also adversely affect the effectiveness of our marketing efforts at those of our businesses that rely on cookies as a meaningful part of their overall marketing strategy.
Lastly, certain of our businesses also enter into various arrangements with third parties (including advertising agencies) to drive traffic to their various brands and businesses and generate leads, which arrangements are generally more cost-effective than traditional marketing efforts. If these businesses are unable to renew existing (and enter into new) arrangements of this nature, sales and marketing costs as a percentage of revenue would increase over the long-term, which could adversely affect our business, financial condition and results of operations. In addition, the quality and convertibility of traffic and leads generated through third party arrangements are dependent on many factors, most of which are outside our control. If the quality and/or convertibility of traffic and leads do not meet the expectations of the users of our various products and services, our paid listings providers and/or advertisers, our business, financial condition and results of operations could be adversely affected.

We rely on search engines to drive traffic to our various properties. Certain search engine operators offer products and services that compete directly with our products and services. If links to websites offering our products and services are not displayed prominently in search results, traffic to our properties could decline and our business could be adversely affected.
As discussed above, the amount of traffic we attract through search engines is due in large part to how and where websites offering our products and services (and related information and links to those properties) are displayed on search engine results pages. Certain search engine operators offer products and services that compete directly with our products and services and may change their displays or rankings in order to promote their products or services, or the products or services of one or more of our competitors. Any such action could negatively impact the search rankings of links to websites offering our products and services, or the prominence with which such links appear in search results. Our success depends on the ability of links to websites offering our products and services to maintain a prominent position in search results, and in the event operators of search engines promote their own competing products in the future in a manner that has the effect of reducing the prominence or ranking of links to websites offering our products and services, our business, financial condition and results of operations could be adversely affected.
Certain of our businesses depend upon arrangements with Google.
A meaningful portion of our consolidated revenue (and a substantial portion of our net cash from operations that we can freely access) is attributable to a services agreement with Google. Pursuant to this agreement, we display and syndicate paid listings provided by Google in response to search queries generated through the businesses within our Search financial reporting segment. In exchange for making our search traffic available to Google, we receive a share of the revenue generated by the paid listings supplied to us, as well as certain other search related services. Our agreement with Google expires on March 31, 2024 and provides for an automatic renewal for an additional year absent a notice of non-renewal from either party on or before March 31, 2023.
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
Our services agreement with Google also requires that we comply with certain guidelines for the use of Google brands and services, including the Chrome browser and Chrome Web Store. These guidelines govern which of our products and applications may access Google services or be distributed through its Chrome Web Store, and the manner in which Google’s paid listings are displayed within search results across various third party platforms and products (including our properties). Our services agreement also requires that we establish guidelines to govern certain activities of third parties to whom we syndicate paid listings, including the manner in which these parties drive search traffic to their websites and display paid listings. Google may generally unilaterally update its policies and guidelines without advance notice, whether under the services agreement or otherwise, which could in turn require modifications to, or prohibit and/or render obsolete certain of our products, services and/or business practices, which could be costly to address or otherwise adversely affect our business, financial condition and results of operations. Noncompliance with Google’s guidelines by us or the third parties to whom we are permitted to syndicate paid listings or through which we secure distribution arrangements for the businesses within our Search financial reporting segment could result in the suspension of some or all Google services to us (or the websites of our third party partners) and/or the termination of the services agreement by Google. Google has, in the past, made policy changes generally and under the services agreement, which had a negative impact on the historical and expected future results of operations of our Desktop business, as well as suspended services with respect to some or our Desktop products, and may take continued or further action with respect to our products and businesses in the future.

The termination of the services agreement by Google, the curtailment of our rights under the agreement, including the failure to allow our products to access Google services (whether pursuant to the terms thereof or otherwise), and/or the failure of Google to perform its obligations under the agreement and/or policy changes implemented by Google under the services agreement or otherwise would have an adverse effect on our business, financial condition and results of operations. If any of these events were to occur, we may not be able to find another suitable alternate provider of paid listings (or if an alternate provider were found, the economic and other terms of the agreement and the quality of paid listings may be inferior relative to our arrangements with (and the paid listings supplied by) Google) or otherwise replace the lost revenues.
Our success depends, in substantial part, on our continued ability to market, distribute and monetize our products and services through search engines, digital app stores, advertising networks and social media platforms.
The marketing, distribution and monetization of our products and services depends on our ability to cultivate and maintain cost-effective and otherwise satisfactory relationships with search engines, digital app stores, advertising networks and social media platforms, in particular, those operated by Apple, Google, Microsoft, Facebook and Amazon. These platforms could decide not to market and distribute some or all of our products and services, change their terms and conditions of use or advertising policies at any time (and without notice), favor their own products and services over our products and services and/or significantly increase their fees. While we expect to maintain cost-effective and otherwise satisfactory relationships with these platforms, no assurances can be provided that we will be able to do so and our inability to do so in the case of one or more of these platforms could have a material adverse effect on our business, financial condition and results of operations.
In particular, as consumers increasingly access our products and services through applications (both mobile and desktop), we increasingly depend upon the Apple App Store, Google Play Store, Google’s Chrome Web Store, Microsoft Store and Amazon App Store to distribute our mobile and desktop browser applications. The operators of these stores have broad discretion to change their respective terms and conditions applicable to the distribution of our applications, including those relating to the amount of (and requirement to pay) certain fees associated with purchases facilitated by such stores through our applications, their ability to interpret their respective terms and conditions in ways that may limit, eliminate or otherwise interfere with our ability to distribute our applications through such stores, the features we may provide in our products and services, our ability to access information about our subscribers and users that they collect and the manner in which we market in-app products. The operators of these stores could also make changes to their operating systems or payment services that could negatively affect us. No assurances can be provided that the operators of these stores will not interpret their respective terms and conditions in the manner described above and to the extent any of them do so, our business, financial condition and results of operations could be adversely affected.
While some of our mobile applications are generally free to download from these stores, many of them are subscription-based. While we determine the prices at which these subscriptions are sold, currently, all related purchases must be processed through the in-app payment systems provided by these stores, for which we pay these stores a meaningful share of the related revenue we receive. Given the increasing distribution of our mobile applications through digital app stores and strict in-app payment system requirements, we may need to offset increased digital app store fees by decreasing traditional marketing expenditures as a percentage of revenue, increasing user volume or monetization per user or engaging in other efforts to increase revenue or decrease costs generally, or our business, financial condition and results of operations could be adversely affected.
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
For example, the success of the businesses within our Angi Inc. (formerly ANGI Homeservices) financial reporting segment and our Care.com business depends, in substantial part, on the continued migration of the home services and care-related services markets online. If for any reason these markets do not migrate online as quickly as (or at lower levels than) we expect and consumers and service professionals (and subscribers and caregivers) continue, in large part, to rely on traditional offline efforts to connect with one another, our business, financial condition and results of operations could be adversely affected.

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
As consumers increasingly access our products and services through mobile and other digital devices (including through digital voice assistants), we will need to continue to devote significant time and resources to ensure that our products and services are accessible across these platforms (and multiple platforms generally). If we do not keep pace with evolving online, market and industry trends (including the introduction of new and enhanced digital devices and changes in the preferences and needs of consumers generally), offer new and/or enhanced products and services in response to such trends that resonate with consumers, monetize products and services for mobile and other digital devices as effectively as its traditional products and services and/or maintain related systems, technology and infrastructure in an efficient and cost-effective manner, our business, financial condition and results of operations could be adversely affected.
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
Advertising revenue represents a significant portion of our consolidated revenue. Accordingly, we are sensitive to general economic events and trends that adversely impact advertising spending levels.
A significant portion of our consolidated revenue is attributable to digital and other advertising, primarily revenue from the businesses within our Dotdash Meredith and Search financial reporting segments. Accordingly, events and trends that result in decreased advertising expenditures could adversely affect our business, financial condition and results of operations. For example, demand for advertising is highly dependent upon the strength of the economy in the United States, so any economic downturn could adversely affect demand for advertising, and in turn, our business, financial condition and results of operations. Also, the growth in alternative forms of media and entertainment (primarily digital advertising channels) has increased competition for advertising. This trend could adversely affect demand for advertising through our various platforms, which could adversely affect our business, financial condition and results of operations.

Revenue from our Print business is declining.
Our Print business generates revenue from various channels, the largest of which are the sale of print magazine subscriptions to consumers and magazine advertising, followed by newsstand sales. The profitability of our print magazine publications (and in turn, our Print business) depends, in substantial part, on our ability to both maintain a profitable audience and sell advertising based on that audience. The industry in which our Print business operates is extremely competitive and such business will continue to face increasing competition from alternative forms of media and entertainment (primarily digital channels). As a result, we recently eliminated the print component of certain of our publishing brands, which will negatively impact our Print revenue. We continue to expect Print revenue from print magazine subscriptions, advertisers and newsstand sales to decline over the next few years. If we do not offset the decrease in Print magazine subscriptions by increasing subscription prices, our revenue may decline more than we expect. And if we do not offset reductions in revenue with the implementation of cost-cutting measures, our business, financial condition and results of operations could be adversely affected.
Our success depends, in part, on the ability of our Digital business to successfully expand the digital reach of our portfolio of publishing brands.

We intend to increasingly focus on digital content across our portfolio of publishing brands, and as a result, intend to increase our investment in our Digital business. If this shift in focus and increased investment does not generate increased revenue from our Digital business and/or if we otherwise do not successfully execute this strategy generally and/or in a cost-effective manner, our business, financial condition and results of operations will be adversely affected.

Increases in paper and postage prices are difficult to predict and control.
In the case of our Print business, paper and postage represent a significant component of costs. Paper is a commodity and its price can be subject to significant volatility. We rely on multiple third parties to supply us with paper for our print magazines, the largest of which are located in the European Union. Our paper supply contracts currently provide for price adjustments based on prevailing market prices and historically, we have been able to realize favorable paper pricing through volume discounts. Our paper suppliers and/or the paper mills upon which they rely for inventory may experience events outside of their and our control that result in supply chain disruptions (for example, labor force disruptions (strikes and union negotiations) and weather, among other events). The United States Postal Services (the “USPS”) distributes substantially all of our subscription magazines and many of our marketing materials. Postal rates are dependent on the operating efficiency of the USPS and on legislative mandates imposed upon the USPS. Although we work with others in the industry and through trade organizations to encourage the USPS to implement efficiencies that will minimize rate increases, we cannot predict with certainty the magnitude of future price changes for paper and postage. Volatility in paper prices, paper supply chain disruptions and/or USPS rate increases could adversely affect our business, financial condition and results of operations.
We rely on a single supplier to print our magazines.
In the case of our Print business, we produce print magazines in the United States and rely on one supplier (the only one capable of producing such print magazines) to do so. If this supplier fails to deliver our print magazines for whatever reason, our business, financial condition and results of operations could be adversely affected. If so, we may not be able to move the printing of our print magazines to an alternative supplier. And even if we were to fund an alternative supplier, the economic and other terms of the arrangement and the quality of the services provided could be inferior relative to the arrangement with our current supplier and/or we may not be able to replace lost revenues. Any transition in this regard would be costly and time consuming and could adversely affect our business, financial condition and results of operations.

Our pension plan obligations could increase.
In connection with the acquisition of Meredith Holdings Corp. in December 2021, our Dotdash Meredith business assumed certain pension plan obligations. The two largest of these pension plans are funded plans in the United Kingdom and the United States, both of which are overfunded on a U.S. GAAP basis (see “Item 8 — Financial Statements and Supplementary Data —Note 17 — Pension and Postretirement Benefit Plans”). The pension plan in the United Kingdom relates to a business that was sold by Meredith Holdings Corp. prior to December 2021, and as of the date of this annual report, there are no active participants in such plan accruing benefits. In addition, as of the date of this annual report, the pension plan in the United States is closed to new participants and a substantial portion of plan participants are terminated participants, which means that benefits of terminated participants are immediately payable if they elect a lump sum payment option. Despite both pension plans being overfunded on a U.S. GAAP basis, additional funding may be required. We are obligated to fund these two pension plans in the event of an actual deficit, the amount of which changes daily and is determined by many factors (including changes in the fair value of the plan assets, inflation, and interest rates). If the fair value of plan assets were to decline, our actuarial assumptions are incorrect or, in the case of the value of accrued benefits, interest rates decline, our pension plan obligations would increase and our business, financial condition and results of operations could be adversely affected.
Our success depends, in part, on the ability of Angi Inc. and Care.com to establish and maintain relationships with quality and trustworthy service professionals and caregivers.
We must continue to attract, retain and grow the number of skilled and reliable service professionals who can provide services across Angi Inc. platforms and caregivers who can provide care-related services through the Care.com platform. If we do not offer innovative products and services that resonate with consumers and service professionals (and subscribers and caregivers) generally, as well as provide service professionals and caregivers with an attractive return on their marketing and advertising investments, the number of service professionals and caregivers affiliated with Angi Inc. and Care.com platforms, respectively, would decrease. Any such decrease would result in smaller and less diverse networks and directories of service professionals and caregivers, and in turn, decreases in service requests, pre-priced bookings and directory searches, as well as subscriber requests for caregivers, which could adversely impact our business, financial condition and results of operations.

In addition to valuing the skill and reliability of service professionals and caregivers, consumers and families want to work with service professionals and caregivers who they can trust to work in their homes and with their family members and with whom they can feel safe. While there are screening processes and certain other safety-related measures in place at these businesses (which generally include certain, limited background checks) intended to prevent unsuitable service professionals and caregivers from joining and remaining on our platforms, these processes have limitations and, even with these safety measures, no assurances can be provided regarding the future behavior of any service provider or caregiver on our platforms. Inappropriate and/or unlawful behavior on the part of service professionals and caregivers generally (particularly any such behavior that compromises their trustworthiness and/or of the safety of consumers and families) could result in decreases in service requests and subscriber requests for caregivers and related care services, bad publicity and related damage to our reputation, brands and brand-building efforts and/or actions by governmental and regulatory authorities, criminal proceedings and/or litigation. The occurrence or any of these events could, in turn, adversely affect our business, financial condition and results of operations.
The Angi Inc. brand integration initiative may continue to involve substantial costs, including as a result of a continued negative impact on organic search placement, and may not be favorably received by customers and service professionals.
In March 2021, Angi Inc. updated one of its leading websites and brands, Angie’s List, to Angi, and concentrated its marketing investment on the Angi brand in order to focus its marketing, sales and branding efforts on a single brand. Angi Inc. has incurred (and we expect will continue to incur) substantial costs as a result of this brand integration initiative and the Angi brand may not be able to achieve or maintain brand name recognition or status that is comparable to the recognition and status previously enjoyed by Angie’s List, and customers and service professionals may be confused as Angi Inc. transitions and focuses on the Angi brand. Angi Inc. relies heavily on free and paid search engine marketing efforts to drive traffic to its platforms. The brand initiative has adversely affected the placement and ranking of Angi Inc. websites, particularly Angi.com, in organic search results as Angi does not have the same domain history as Angie’s List. In addition, Angi Inc. shifted marketing to support the Angi brand away from the HomeAdvisor brand, which has negatively affected the efficiency of Angi’s Inc.’s search engine marketing efforts.
Since the beginning of the brand integration initiative, these efforts have had a pronounced negative impact on service requests from organic search results and via Angi Inc.'s mobile applications, which in turn has resulted in increased paid search engine marketing to generate service requests. The combined effect of this during the year ended December 31, 2021 has reduced revenue and increased marketing spend, materially more than expected at the launch of the brand initiative in the first quarter of 2021. Angi Inc. expects the pronounced negative impact to organic search results, the increased paid search engine marketing costs and the reduced monetization from Angi Inc’s mobile applications to continue until such time as the Angi brand establishes search engine optimization ranking and consumer awareness is established. Any or all of these impacts could continue to increase marketing costs (particularly if free traffic is replaced with paid traffic) and adversely affect the effectiveness of Angi Inc.’s marketing efforts overall. Finally, as Angi Inc. aligns and focuses its organization around the single Angi brand, it could experience financial and operational challenges and reduced service professional participation across its various businesses. Depending on market acceptance, the brand integration initiative could adversely affect the ability of Angi Inc. to attract and retain customers and service professionals, which could cause Angi Inc. not to realize some or all of the anticipated benefits contemplated by the brand integration initiative..
Our success depends, in part, on the ability of Angi Inc. to expand pre-priced offerings, while balancing the overall mix of service requests and directory services on Angi platforms generally.
Through our Angi Services business, we provide pre-priced offerings, pursuant to which we contract with service professionals to perform a specific task for a consumer at contracted price. Increases in pre-priced offerings (which we expect to be the case over time) could reduce the level of service professional participation in our Angi Ads and Angi Leads businesses, and in turn, adversely affect our business, financial condition and results of operations. In addition, while pre-priced offerings offer potentially higher profit opportunities, they also involve greater financial risk because we bear the impact of cost overruns, which could result in increased costs. For example, we could miscalculate the costs, materials and/or or time needed to complete consumer requests or consumers could provide us with inaccurate information, which could result in us charging consumers too little for contracted tasks, which in turn would result in us having to absorb the actual, higher cost for contracted tasks or risk not being able to find service professionals to perform contracted tasks at contracted rates. Our business, financial condition and results of operations could be adversely affected if actual costs exceed the assumptions used in offering contracted tasks through pre-priced offerings.

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
We depend on search engines, digital app stores and social media platforms, in particular, those operated by Google, Apple and Facebook, to market, distribute and monetize its products and services. Our users and subscribers engage with these platforms directly, and in the case of digital app stores, may be subject to requirements regarding the use of their payment systems for various transactions. As a result, these platforms may receive personal data about our users and subscribers that we would otherwise receive if we transacted with our users and subscribers directly. Certain of these platforms have restricted our access to personal data about our users and subscribers obtained through their platforms. If these platforms limit or increasingly limit, eliminate or otherwise interfere with our ability to access, collect and use personal data about our users and subscribers that they have collected, our ability to identify and communicate with a meaningful portion of our user and subscriber bases may be adversely impacted. If so, our customer relationship management efforts, our ability to identify, target and reach new segments of our user and subscriber bases and the population generally, the efficiency of our paid marketing efforts, the rates we are able to charge advertisers seeking to reach users and subscribers on our various properties and our ability to develop and implement safety features, policies and procedures for certain of our products and services could be adversely affected. We cannot assure you that the search engines, digital app stores and social media platforms upon which we rely will not limit or increasingly limit, eliminate or otherwise interfere with our ability to access, collect and use personal data about our users and subscribers that they have collected. To the extent that any or all of them do so, our business, financial condition and results of operations could be adversely affected.
Mr. Diller, certain members of his family and Mr. Levin are able to exercise significant influence over the composition of IAC’s Board of Directors, matters subject to stockholder approval and IAC’s operations.
As of February 11, 2022, Mr. Diller, his spouse, Diane von Furstenberg, and his stepson, Alexander von Furstenberg, collectively held shares of IAC Class B common stock and IAC common stock that represented approximately 41.1 % of the total outstanding voting power of IAC (based on the number of shares of IAC common stock outstanding and entitled to vote as of February 11, 2022).
As a result of IAC securities beneficially owned by these individuals, such individuals are and will be, collectively, in a position to influence (subject to IAC’s organizational documents and Delaware law), the composition of IAC’s Board of Directors and the outcome of corporate actions requiring shareholder approval, such as mergers, business combinations and dispositions of assets, among other corporate transactions. These shares are subject to a voting agreement with Mr. Levin, IAC’s Chief Executive Officer. As a result of the Voting Agreement, Mr. Levin is currently in a position, subject to IAC’s organizational documents and Delaware law, to influence his election to IAC’s board of directors and influence the outcome of Contingent Matters (as defined in the Voting Agreement). This concentration of investment and voting power could discourage others from initiating a potential merger, takeover or other change of control transaction that may otherwise be beneficial to IAC and its shareholders, which could adversely affect the market price of IAC securities.
In addition, the holders of the Class B common stock could sell all or a portion of those shares to a third party, which could result in the purchaser obtaining significant influence over IAC, the composition of IAC’s Board of Directors, matters subject to stockholder approval and IAC’s operations, without consideration being paid to holders of shares of IAC common stock, and without holders of shares of IAC common stock having a right to consent to the identity of such purchaser. Pursuant to the Voting Agreement, if any of the holders of the Class B common stock were to determine to sell shares of Class B common stock to a person other than Mr. Diller, his family members or certain entities controlled by such persons, they have agreed that they will discuss with Mr. Levin selling such shares to him before selling to any other party.

Risk Factors Related to Our Liquidity, Indebtedness and Dilution
Current and future indebtedness could affect our ability to operate our business, which could have a material adverse effect on our business, financial condition and results of operations.
On December 1, 2021, Dotdash Meredith, Inc. entered into the Dotdash Meredith Credit Agreement, which provides for: (i) a five year $350 million Dotdash Meredith Term Loan A, (ii) a seven year Dotdash Meredith $1.25 billion Term Loan B and (iii) a five year $150 million Dotdash Meredith Revolving Facility. As of December 31, 2021, we had total debt outstanding of approximately $2.1 billion, consisting of $350 million and $1.25 billion under the Dotdash Meredith Term Loan A and Dotdash Meredith Term Loan B, respectively, and $500 million of ANGI Group Senior Notes. As of that date, there was borrowing availability of $150 million under the Dotdash Meredith Revolving Facility.
The Dotdash Meredith Credit Agreement contains a number of covenants that restrict the ability of Dotdash Meredith and certain of its subsidiaries to take specified actions, including, among other things (and subject to certain exceptions): (i) creating liens, (ii) incurring indebtedness, (iii) making investments and acquisitions, (iv) engaging in mergers, dissolutions and other fundamental changes, (v) making dispositions, (vi) making restricted payments (including dividends and certain prepayments of junior debt), (vii) consummating transactions with affiliates, (viii) entering into sale-leaseback transactions, (ix) placing restrictions on distributions from subsidiaries, and (x) changing its fiscal year. The Dotdash Meredith Credit Agreement also contains customary affirmative covenants and events of default.
The obligations under the Dotdash Meredith Credit Agreement are guaranteed by certain of Dotdash Meredith’s wholly owned subsidiaries and are secured by substantially all of the assets of Dotdash Meredith and certain of its subsidiaries. Neither we nor any of our subsidiaries (other than Dotdash Meredith and its subsidiaries in the case of obligations under the Dotdash Meredith Credit Agreement) guarantee any indebtedness of Dotdash Meredith nor are they subject to any of the covenants related to such indebtedness.
The terms of the Dotdash Meredith indebtedness could:
•limit our ability to obtain financings and the ability Dotdash Meredith to obtain additional financings to fund working capital needs, acquisitions, capital expenditures or debt service requirements or for other purposes;
•limit our ability to use operating cash flow in other areas of our businesses in the event that we need to dedicate a substantial portion of these funds to service Dotdash Meredith indebtedness;
•limit our ability and the ability of Dotdash Meredith to compete with other companies who are not as highly leveraged;
•restrict us or Dotdash Meredith from making strategic acquisitions, developing properties or exploiting business opportunities;
•restrict the way in which we or Dotdash Meredith conduct business;
•expose us to potential events of default, which if not cured or waived, could have a material adverse effect on our business, financial condition and operating results and that of Dotdash Meredith;
•increase our and Dotdash Meredith’s vulnerability to a downturn in general economic conditions or in pricing of our various products and services; and
•limit our ability and the ability of Dotdash Meredith to react to changing market conditions in the various industries in which we do business.
We may incur, and subject to restrictions in the Dotdash Meredith Credit Agreement, Dotdash Meredith may incur, additional, indebtedness. Any additional indebtedness incurred by us (or Dotdash Meredith in compliance with applicable restrictions) that is significant could increase the risks described above.
For additional information regarding the Dotdash Meredith Credit Agreement and indebtedness outstanding thereunder, see “Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations-Financial Position, Liquidity and Capital Resources and Financial Position.”

We may not be able to generate sufficient cash to service all of our indebtedness.
The ability of Dotdash Meredith to satisfy the debt obligations under the Dotdash Meredith Credit Agreement will depend upon, among other things:
•Dotdash Meredith's future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, many of which are beyond our control; and
•our future ability to incur indebtedness and the future ability of Dotdash Meredith to borrow under the Dotdash Meredith Revolving Facility, which will depend on, among other things, the ability of Dotdash Meredith to comply with the covenants governing its existing indebtedness.
Neither we nor Dotdash Meredith may be able to generate sufficient cash flow from our respective operations (and/or, in the case of Dotdash Meredith only, borrow under the Dotdash Meredith Revolving Facility) in amounts sufficient to meet scheduled debt obligations. See also “-We may not freely access the cash of Dotdash Meredith and Angi Inc. and its subsidiaries” below. If so, we could be forced to reduce or delay capital expenditures, sell assets or seek additional capital in a manner that complies with the terms (including certain restrictions and limitations) of the Dotdash Meredith Credit Agreement. If these efforts do not generate sufficient funds to meet scheduled debt obligations, we would need to seek additional financing and/or negotiate with lenders to restructure or refinance the indebtedness outstanding under the Dotdash Meredith Credit Agreement. Our ability to do so would depend on the condition of the capital markets and the financial condition of IAC and Dotdash Meredith at such time. Any such financing, restructuring or refinancing could be on less favorable terms than the Dotdash Meredith Credit Agreement and if Dotdash Meredith is the borrower, would need to comply with the terms (including certain restrictions and limitations) of such agreement.
Variable rate indebtedness subjects us to interest rate risk.
As of December 31, 2021, we had total debt outstanding of approximately $2.1 billion, consisting of $350 million and $1.25 billion under the Dotdash Meredith Term Loan A and Dotdash Meredith Term Loan B, respectively, which bear interest at variable rates, and $500 million of ANGI Group Senior Notes, which bear interest at a fixed rate. As of that date, we had borrowing availability of $150 million under the Dotdash Meredith Revolving Facility. Borrowings under the Dotdash Meredith Term Loans A and B are, and any borrowings under the Dotdash Meredith Revolving Facility will be, at variable interest rates, which exposes us to interest rate risk. For details regarding interest rates applicable to indebtedness outstanding under the Dotdash Meredith Credit Agreement as of December 31, 2021 and how certain increases and decreases in applicable interest rates would affect related interest expense, see “Item 7A-Quantitative and Qualitative Disclosures About Market Risk.”
We may not freely access the cash of Dotdash Meredith and/or Angi Inc. and their respective subsidiaries.
Our potential sources of cash include our available cash balances, net cash from the operating activities of certain of our subsidiaries and proceeds from asset sales, including marketable securities. While the ability of our operating subsidiaries to pay dividends or make other payments or advances to us depends on their individual operating results and applicable statutory, regulatory or contractual restrictions generally, in the case of Dotdash Meredith, the terms of the Dotdash Meredith Credit Agreement limit the ability of Dotdash Meredith to pay dividends or make distributions, loans or advances to stockholders (including IAC) in certain circumstances. In addition, because Angi Inc. is a separate and distinct legal entity with public shareholders, Angi Inc. has no obligation to provide us with funds.
You may experience dilution with respect to your investment in IAC, and IAC may experience dilution with respect to its investment in Angi Inc., as a result of compensatory equity awards.
IAC has issued various compensatory equity awards, including stock options, shares of restricted stock, stock appreciation rights and restricted stock unit awards denominated in shares of its common stock, as well as in equity of certain of its consolidated subsidiaries, including Angi Inc. Inc. and certain of its subsidiaries.

The issuance of shares of IAC common stock in settlement of these equity awards could dilute your ownership interest in IAC. Angi Inc. compensatory equity awards that are settled in shares of Angi Inc. could dilute IAC’s ownership interest in Angi Inc. The dilution of IAC’s ownership stake in Angi Inc. could impact its ability, among other things, to maintain Angi Inc. as part of its consolidated tax group for U.S. federal income tax purposes, to effect a tax-free distribution of its Angi Inc. stake to its stockholders or to maintain control of Angi Inc. As IAC generally has the right to maintain its levels of ownership in Angi Inc. to the extent Angi Inc. issues additional shares of its capital stock in the future pursuant to an investor rights agreement, IAC does not intend to allow any of the foregoing to occur. With respect to awards denominated in shares of IAC’s non-publicly traded subsidiaries, IAC estimates the dilutive impact of those awards based on its estimated fair value of those subsidiaries. Those estimates may change from time to time, and the fair value determined in connection with vesting and liquidity events could lead to more or less dilution than reflected in IAC’s diluted earnings per share calculation.
General Risk Factors
Our businesses operate in especially competitive and evolving industries.
The industries in which our brands and businesses operate are competitive, with a consistent and growing stream of new products and entrants. Some of our competitors may enjoy better competitive positions in certain geographical areas, user demographics and/or other key areas that we currently serve or may serve in the future. Generally (and particularly in the case of the businesses within our Angi Inc. (formerly ANGI Homeservices Inc.) financial reporting segment, we compete with search engine providers and online marketplaces that can market their products and services online in a more prominent and cost-effective manner than we can. We also generally compete with social media platforms with access to large existing pools of potential users and their personal information, which means these platforms can drive visitors to their products and services, as well as better tailor products and service to individual users, at little to no cost relative to our efforts. Any of these advantages could enable our competitors to offer products and services that are more appealing to consumers than our products and services, respond more quickly and/or cost effectively than we do to evolving market opportunities and trends and/or display their own integrated or related products and services in a more prominent manner than our products and services in search results, which could adversely affect our business, financial condition and results of operations.
In addition, costs to switch among products and services are low or non-existent and consumers generally have a propensity to try new products and services (and use multiple products and services simultaneously). As a result, we expect the continued emergence of new products and services, entrants and business models in the various industries in which our brands and businesses operate. Our inability to continue to innovate and compete effectively against new products, services and competitors could result in decreases in the size and levels of engagement of our various user and subscriber bases, which could adversely affect our business, financial condition and results of operations.
We are sensitive to general economic events and trends, particularly those that adversely impact consumer confidence and spending behavior.
Events and trends that result in decreased levels of consumer confidence and discretionary spending could adversely affect our business, financial condition and results of operations. The businesses within our Angi Inc. (formerly ANGI Homeservices Inc.) financial reporting segment are particularly sensitive to events and trends that could result in consumers delaying or foregoing home services projects (including difficulties obtaining financing for such projects) and service professionals being less likely to pay for consumer matches, subscriptions and/or time-based advertising, which could result in decreases in service requests, pre-priced bookings and directory searches. Any such decreases could adversely impact the number and quality of service professionals affiliated with our Angi Leads and Angi Services businesses and listed in Angi directories and/or adversely impact the reach of (and breath of services offered through) our Angi Leads and Angi Services businesses and Angi branded directories, any or all of which could adversely affect our business, financial condition and results of operations. Also, negative changes in capital markets could adversely impact the ability of the third party with which Angi Inc. has contracted to continue to offer a consumer financing option through the Angi Pro Leads mobile app, which could adversely impact the adoption and use of this feature by consumers, and in turn, our business, financial condition and results of operations.

Our success depends, in part, on our ability to build, maintain and/or enhance our various brands.
Through our various businesses, we own and operate a number of widely known consumer brands with strong brand appeal and recognition within their respective markets and industries, as well as a number of emerging brands that we are in the process of building. We believe that our success depends, in large part, on our continued ability to maintain and enhance our established brands, as well as build awareness of (and loyalty to) our emerging brands. Events that could adversely impact our brands and brand-building efforts include (among others): product and service quality concerns, consumer complaints or lawsuits, lack of awareness of the policies of our various businesses and/or how they are applied in practice, our failure to respond to user, service professional and caregiver feedback, ineffective advertising, inappropriate and/or unlawful actions taken by users, service professionals and caregivers, actions taken by governmental or regulatory authorities, data protection and security breaches and related bad publicity. The occurrence or any of these events could, in turn, adversely affect our business, financial condition and results of operations. See also “  — Risks Relating to Our Business, Operations and Ownership  — The Angi Inc. brand integration initiative may continue to involve substantial costs, including as a result of a continued negative impact on organic search placement, and may not be favorably received by customers and service professionals.”
The global outbreak of COVID-19 and other similar outbreaks could adversely affect our business, financial condition and results of operations.
Our business could be materially and adversely affected by the outbreak of a widespread health epidemic or pandemic, including the continuing outbreak of the coronavirus (COVID-19), which has been declared a “pandemic” by the World Health Organization. The continuing outbreak of COVID-19 has caused a widespread global health crisis, and governments in affected regions have implemented measures designed to curb its spread, such as social distancing, government-imposed quarantines and lockdowns, travel bans and other public health safety measures. These measures have resulted in significant social disruption and have had (and may continue to have) an adverse effect on economic conditions generally, advertising expenditures and consumer confidence and spending, all of which could have an adverse effect on our businesses, financial condition and results of operations.
As previously disclosed, the initial impact of COVID-19 on the businesses within our Angi Inc. (formerly ANGI Homeservices Inc.) financial reporting segment initially resulted in a decline in demand for service requests, driven primarily by decreases in demand in certain categories of jobs (particularly discretionary indoor projects). While these businesses experienced a rebound in service requests in the second half of 2020 and through early 2021, service requests did start to decline in May 2021 compared to the comparable months of 2020 as a result of the surge in 2020 and due to impacts of the Angi Inc. brand integration initiative. Moreover, many service professionals have been adversely impacted by labor and material constraints and have had limited capacity to take on new business, which continues to negatively impact the ability of the businesses within our Angi Inc. financial reporting segment to monetize the increased level of service requests. Although the ability to monetize service requests rebounded modestly in the second half of 2021, it still has not returned to levels experienced pre-COVID-19. No assurances can be provided that the businesses with our Angi Inc. financial reporting segment will continue to be able to improve monetization, or that service professionals' businesses (and, as a consequence, revenue and profitability) will not be adversely impacted in the future. In addition, our Search financial reporting segment has experienced an increase in revenue in the year ended December 31, 2021 compared to the prior year due, in part, to lower advertising rates in 2020 due to the impact of COVID-19. See “Item 7  — Management’s Discussion and Analysis of Financial Condition and Results of Operations for IAC   — Overview — Consolidated and Combined Results.”
Resurgences of COVID-19 and government-imposed measures to control the spread of COVID-19 may continue to adversely impact our ability to conduct ordinary course business activities for the foreseeable future, and could adversely impact employee productivity and increase operating costs. Moreover, we may also experience business disruption if the ordinary course operations of our contractors, vendors and/or business partners are adversely affected. Any of these measures could adversely affect our business, financial condition and results of operations.

The extent to which developments related to COVID-19 and measures designed to curb its spread continue to impact our business, financial condition and results of operations will depend on future developments, all of which are highly uncertain and many of which are beyond our control, including the continuing spread of COVID-19, the severity of resurgences of COVID-19 caused by variant strains of the virus, the effectiveness of vaccines and attitudes towards receiving them, material and supply chain constraints, labor shortages, the scope of governmental and other restrictions on travel, discretionary services and other activity and public reactions to these developments. For example, these developments and measures have resulted in rapid and adverse changes to the operating environment in which we do business, as well as continued significant uncertainty concerning the near and long term economic ramifications of the COVID-19 outbreak, which have adversely impacted our ability to forecast our results and respond in a timely and effective manner to trends related to COVID-19. The longer the global outbreak and measures designed to curb the spread of COVID-19 continue to adversely affect levels of consumer confidence, discretionary spending and the willingness of consumers to interact with other consumers, vendors and service providers face-to-face (and in turn, adversely affect demand for our various products and services), the greater the adverse impact is likely to be on our business, financial condition and results of operations and the more limited our ability will be to try and make up for delayed or lost revenues.
The COVID-19 outbreak may also have the effect of heightening many of the other risks described in this proxy statement/consent solicitation statement/prospectus. IAC will continue to evaluate the nature and extent of the impact of the COVID-19 outbreak on its business, financial condition and results of operations.
The volatile nature of our operating results in 2020 due to COVID-19 will impact the comparability of our year-over-year results of operations and the impact of COVID-19 on IAC’s revenues and expenses may also continue to fluctuate into 2022.
We may not be able to protect our systems, technology and infrastructure from cyberattacks and cyberattacks experienced by third parties may adversely affect us.
We are regularly subjected to attacks by cyber criminals through the use of botnets, malware or other destructive or disruptive software, distributed denial of service attacks, phishing, attempts to misappropriate user information and account login credentials and other similar malicious activities. The incidence of events of this nature (or any combination thereof) is on the rise worldwide. While we continuously develop and maintain systems designed to detect and prevent events of this nature from impacting our systems, technology, infrastructure, products, services and users, and have invested (and continue to invest) heavily in these efforts and related personnel and training and deploy data minimization strategies (where appropriate), these efforts are costly and require ongoing monitoring and updating as technologies change and efforts to overcome preventative security measures become more sophisticated. Despite these efforts, some of our systems have experienced past security incidents, none of which had a material adverse effect on our business, financial condition and results of operations, and we could experience significant or material events of this nature in the future.
Any event of this nature that we experience could damage our systems, technology and infrastructure and/or those of our users, prevent us from providing our products and services, compromise the integrity of our products and services, damage our reputation, erode our brands and/or be costly to remedy, as well as subject us to investigations by regulatory authorities, fines and/or litigation that could result in liability to third parties. Even if we do not experience such events firsthand, the impact of any such events experienced by third parties upon which we rely and with which we contract for various products and services could have a similar effect. No assurances can be provided that we will not experience future events involving third party service providers that could adversely affect our business, financial condition and results of operations in a significant or material manner. We may not have adequate insurance coverage to compensate for losses resulting from any of these events. If we (or any third party with which we do business or otherwise rely upon) experience(s) an event of this nature, our business, financial condition and results of operations could be adversely affected.

If personal, confidential or sensitive user information is breached or otherwise accessed by unauthorized persons, it may be costly to mitigate and our reputation could be harmed.
We receive, process, store and transmit a significant amount of personal, confidential and/or sensitive user and subscriber information and, in the case of certain of our products and services, enable users and subscribers to share their personal information with each other. While we continuously develop and maintain systems designed to protect the security, integrity and confidentiality of this information (and only engage third parties to store this information who do the same), we cannot guarantee that inadvertent or unauthorized use or disclosure will not occur or that third parties will not gain unauthorized access to this information. When such events occur, we may not be able to remedy them, we may be required by law to notify regulators and impacted individuals and it may be costly to mitigate the impact of such events and to develop and implement protections to prevent future events of this nature from occurring. When breaches of security (ours or that of any third party that we engage to store such information) occur, we could face governmental enforcement actions, significant fines, litigation (including consumer class actions) and the reputation of our brands and business could be harmed, any or all of which could adversely affect our business, financial condition and results of operations. In addition, if any of the search engines, digital app stores or social media platforms through which we market, distribute and monetize our products and services were to experience a breach, third parties could gain unauthorized access to personal data about our users and subscribers, which could indirectly harm the reputation of our brands and business and, in turn, adversely affect our business, financial condition and results of operations.
The processing, storage, use and disclosure of personal data could give rise to liabilities and increased costs.
We receive, transmit and store a large volume of personal information and other user and subscriber data (including private content, such as videos and correspondence) in connection with the processing of search queries, the provision of online products and services generally and the display of advertising on our various properties. The manner in which we share, store, use, disclose and protect this information is determined by the respective privacy and data security policies of our various businesses, as well as federal, state and foreign laws and regulations and evolving industry standards and practices, which are changing, and in some cases, inconsistent and conflicting and subject to differing interpretations. In addition, new laws, regulations, standards and practices of this nature are proposed and adopted from time to time. For a description of laws, regulations and rules concerning the processing, storage and use of disclosure of personal data, see “Item 1  —  Business — Description of IAC Businesses — Government Regulation.”
While we believe that we comply with applicable privacy and data protection policies, laws and regulations and industry standards and practices in all material respects, we could still be subject to claims of non-compliance that we may not be able to successfully defend and/or may result in significant fines and penalties. Moreover, any non-compliance or perceived non-compliance by us (and/or any third party we engage) or any compromise of security that results in unauthorized access to (or use or transmission of) personal information could result in a variety of claims against us, including governmental enforcement actions, significant fines, litigation (including consumer class actions), claims of breach of contract and indemnity by third parties and adverse publicity. When such events occur, our reputation could be harmed and the competitive positions of our various brands and businesses could be diminished, which could adversely affect our business, financial condition and results of operations. Additionally, to the extent multiple U.S. state-level (and/or European Union member-state level) laws continue to be introduced with inconsistent or conflicting standards and there is no federal or European Union regulation to preempt such laws, compliance could be even more difficult to achieve and our potential exposure to the risks discussed above could increase.
Lastly, ongoing compliance with existing (and compliance with future) privacy and data protection laws worldwide is (and we expect that it will continue to be) costly. The devotion of significant costs to compliance (versus to the development of products and services) could result in delays in the development of new products and services, us ceasing to provide problematic products and services in existing jurisdictions and us being prevented from introducing products and services in new and existing jurisdictions, any or all of which could adversely affect our business, financial condition and results of operations.

Our success depends, in part, on the integrity, quality, efficiency and scalability of our systems, technology and infrastructure, and those of third parties.
We rely on our systems, technology and infrastructure to perform well on a consistent basis. From time to time in the past, we have experienced (and in the future we may experience) occasional interruptions that make some or all of this framework and related information unavailable or that prevent us from providing products and services; any such interruption could arise for any number of reasons. We also rely on third party data center service providers and cloud-based, hosted web service providers, as well as third party computer systems and a variety of communications systems and service providers in connection with the provision of our products and services generally, as well as to facilitate and process certain payment and other transactions with users. We have no control over any of these third parties or their operations and the interruption of any of the services provided by these parties could prevent us from accessing user and subscriber information and providing our products and services.
The framework described above could be damaged or interrupted at any time due to hackers, fire, power loss, telecommunications failure, natural disasters, acts of war or terrorism, acts of God and other similar events or disruptions. Any event of this nature could prevent us from providing our products and services at all (or result in the provision of our products on a delayed or interrupted basis) and/or result in the loss of critical data. While we and the third parties upon whom we rely have certain backup systems in place for certain aspects of our and their respective frameworks, none of these frameworks are fully redundant and disaster recovery planning is not sufficient for all eventualities. In addition, we may not have adequate insurance coverage to compensate for losses from a major interruption. When such damages, interruptions or outages occur, our reputation could be harmed and the competitive positions of our various brands and businesses could be diminished, any or all of which could adversely affect our business, financial condition and results of operations.
We also continually work to expand and enhance the efficiency and scalability of our framework to improve the consumer and user experience, accommodate substantial increases in the number of visitors to our various platforms, ensure acceptable load times for our various products and services and keep up with changes in user and subscriber preferences. If we do not continue to do so in a timely and cost-effective manner, user and subscriber experiences and demand across our brands and businesses could be adversely affected, which would adversely affect our business, financial condition and results of operations.
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
IAC believes that its principal properties, whether owned or leased, are currently adequate for the purposes for which they are used and are suitably maintained for these purposes. IAC does not anticipate any future problems renewing or obtaining suitable leases on commercially reasonable terms for any of its principal businesses. IAC’s approximately 202,500 square foot corporate headquarters in New York, New York houses offices for IAC corporate and various IAC businesses within the Angi Inc. and Emerging & Other financial reporting segments. In addition, through our Dotdash Meredith financial reporting segment, we own (and are the sole occupant) of the approximately 383,000 square foot former corporate headquarters of Meredith Holdings Corp. in Des Moines, Iowa.

Item 3.    Legal Proceedings
Overview
In the ordinary course of business, IAC and its subsidiaries are (or may become) parties to litigation involving property, personal injury, contract, intellectual property and other claims, as well as stockholder derivative actions, class action lawsuits and other matters. The amounts that may be recovered in such matters may be subject to insurance coverage. The litigation matters described below involve issues or claims that may be of particular interest to IAC's stockholders, regardless of whether any of these matters may be material to IAC's financial position or operations based upon the standard set forth in the rules of the U.S. Securities and Exchange Commission.
Tinder Optionholder Litigation against IAC and Match Group
On August 14, 2018, ten then-current and former employees of Match Group, LLC or Tinder, Inc. ("Tinder"), an operating business of Match Group, filed a lawsuit in New York state court against IAC and Match Group. See Sean Rad et al. v. IAC/InterActiveCorp and Match Group, Inc., No. 654038/2018 (Supreme Court, New York County). The complaint alleged that in 2017, the defendants: (i) wrongfully interfered with a contractually established process for the independent valuation of Tinder by two investment banks, resulting in a substantial undervaluation of Tinder and a consequent underpayment to the plaintiffs upon exercise of their stock options, and (ii) then wrongfully merged Tinder into Match Group, thereby depriving the plaintiffs of their contractual right to later valuations of Tinder on a stand-alone basis. The complaint asserted claims for breach of contract, breach of the implied covenant of good faith and fair dealing, unjust enrichment, interference with contractual relations (as against Match Group only), and interference with prospective economic advantage, and sought compensatory damages in the amount of at least $2 billion, as well as punitive damages. On August 31, 2018, four plaintiffs who were still employed by Match Group filed a notice of discontinuance of their claims without prejudice, leaving the six former employees as the remaining plaintiffs.
On October 9, 2018, the defendants filed a motion to dismiss the complaint on various grounds, including that the 2017 valuation of Tinder by the investment banks was an expert determination any challenge to which was both time-barred under applicable law and available only on narrow substantive grounds that the plaintiffs did not plead in their complaint; the plaintiffs opposed the motion. On June 13, 2019, the court issued a decision and order: (i) granting the motion to dismiss the claims for breach of the implied covenant of good faith and fair dealing and for unjust enrichment, (ii) granting the motion to dismiss the merger-related claim for breach of contract as to two of the remaining six plaintiffs, and (iii) otherwise denying the motion to dismiss. On May 21, 2020, on appeal by the defendants and after extensive appellate briefing and motion practice, the Appellate Division, First Department, issued an order affirming the lower court's decision on different grounds.
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
On July 9, 2021, the defendants in the New York lawsuit filed a motion for summary judgment; the plaintiffs opposed the motion. On October 1, 2021, the court issued a decision and order granting the motion in part and denying it in part. The court dismissed the plaintiffs’ claims for breach of contract based upon the defendants’ merger of Tinder into Match Group and conversion of the plaintiffs’ Tinder options into Match Group options, as well as the plaintiffs’ tort claims for interference with contractual relations and interference with prospective economic advantage. As a result, the only claims remaining for trial were the plaintiffs’ claims for breach of contract based upon the defendants’ alleged interference with the 2017 valuation of Tinder performed by two investment banks pursuant to the parties’ contracts. The court also declined to grant summary judgment on the defendants’ equitable defense that plaintiff Sean Rad ratified the 2017 valuation by exercising his options based upon the banks’ valuation of Tinder.
A jury trial in the New York lawsuit commenced on November 8, 2021. On December 1, 2021, the parties executed and presented to the court a binding settlement term sheet, pursuant to which Match Group would pay the sum of $441 million to the plaintiffs and the claimants in the California arbitration in full settlement of all claims against all defendants and respondents, including IAC, in those proceedings and in exchange for appropriate releases; the court approved the term sheet and discharged the jury. The settlement does not obligate IAC to make any payment. The parties currently are negotiating the terms of a definitive settlement agreement as called for by the term sheet.

Pursuant to the Transaction Agreement related to the MTCH Separation (both as defined in Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations- MTCH Separation), Match Group has agreed to indemnify the Company for matters relating to any business of Match Group, including indemnifying the Company for costs related to the matter described above.
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
On June 22, 2021, the defendants filed motions to dismiss the consolidated complaint. On September 3, 2021, instead of responding to the motions, the plaintiffs filed motions to add City of Hallandale Beach Police Officers’ and Firefighters’ Personnel Retirement Trust as a co-lead plaintiff and to amend and supplement the consolidated complaint, which latter motion the defendants opposed. On October 27, 2021, the court issued an order granting the motions. On November 2, 2021, the plaintiffs filed an amended and supplemented consolidated complaint.
On December 10, 2021, the defendants filed motions to dismiss the amended and supplemented consolidated complaint. On January 25, 2022, the plaintiffs filed their opposition to the motions, which remain pending. On February 24, 2022, the defendants filed reply briefs in support of the motions, which are scheduled for oral argument on May 4, 2022.
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
As of February 11, 2022, there were approximately 900 holders of record of IAC common stock and four holders of record of IAC Class B common stock. Because the substantial majority of the outstanding shares of IAC common stock are held by brokers and other institutions on behalf of shareholders, IAC is not able to estimate the total number of beneficial holders represented by these record holders.
Dividends
We do not currently expect that any cash or other dividends will be paid to holders of IAC common stock or IAC Class B common stock in the near future. Any future cash dividend or other dividend declarations are subject to the determination of IAC’s Board of Directors.
Unregistered Sales of Equity Securities
During the quarter ended December 31, 2021, the Company did not issue or sell any shares of its common stock or other equity securities pursuant to unregistered transactions.
Issuer Purchases of Equity Securities
We did not purchase any shares of IAC common stock during the quarter ended December 31, 2021. As of that date, 8,036,226 shares of IAC common stock remained available for repurchase under our previously announced June 2020 repurchase authorization. We may repurchase shares pursuant to this repurchase authorization over an indefinite period of time in the open market and in privately negotiated transactions, depending on those factors IAC management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.
Item 6.    Reserved

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Acquisition of Meredith:
On December 1, 2021, Dotdash Media Inc. (formerly known as About Inc., "Dotdash"), a wholly owned subsidiary of IAC/InterActiveCorp ("IAC"), completed the acquisition of Meredith Holdings Corporation ("Meredith"), which holds Meredith Corporation's national media business, which is comprised of its digital and magazine businesses, and its corporate operations. The parent of the combined entity is Dotdash Meredith, Inc. ("Dotdash Meredith").
Vimeo Spin-off:
On May 25, 2021, IAC completed the spin-off of its full stake in Vimeo to IAC shareholders (which we refer to as the “Spin-off”). Following the Spin-off, Vimeo, Inc. (formerly Vimeo Holdings, Inc. ("Vimeo")) became an independent, separately traded public company. Therefore, Vimeo is presented as a discontinued operation within IAC's financial statements for all periods prior to May 25, 2021.
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
Defined Terms and Operating Metrics:
Unless otherwise indicated or as the context otherwise requires, certain terms used in this annual report, which include the principal operating metrics we use in managing our business, are defined below:
Reportable Segments (for additional information see "Note 13—Segment Information" to the accompanying notes to the financial statements included in "Item 8—Financial Statements and Supplementary Data"):
•Dotdash Meredith - one of the largest digital and print publisher in America. From mobile to magazines, nearly 200 million people trust us to help them make decisions, take action, and find inspiration. Dotdash Meredith's over 40 iconic brands include PEOPLE, Better Homes & Gardens, Verywell, FOOD & WINE, The Spruce, Allrecipes, Byrdie, REAL SIMPLE, Investopedia, and Southern Living.
•Angi Inc. - a publicly traded company that connects quality home service professionals with consumers across more than 500 different categories, from repairing and remodeling homes to cleaning and landscaping. At December 31, 2021, the Company’s economic interest and voting interest in Angi Inc. were 84.5% and 98.2%, respectively.
•Search - consists of Ask Media Group, a collection of websites providing general search services and information, and Desktop, which includes our direct-to-consumer downloadable desktop applications and our business-to-business partnership operations.
•Emerging & Other - consists of:
◦Care.com, a leading online destination for families to easily connect with caregivers for their children, aging parents, pets and homes and for a wide variety of caregivers to easily connect with families. Care.com's brands include Care For Business, Care.com offerings to enterprises, and HomePay. Care.com acquired Lifecare, a leading provider of family care benefits, on October 27, 2020;

◦Mosaic Group, a leading developer and provider of global subscription mobile applications. Mosaic Group has a portfolio of some of the largest and most popular applications in the following verticals: Communications (RoboKiller, TapeACall), Language (iTranslate, Grammatica), Weather (Clime: NOAA Weather Radar Live, Weather Live), Business (PDF Hero, Scan Hero), Health (Daily Burn, Window - Intermittent Fasting) and Lifestyle (Blossom, Pixomatic); and

◦Bluecrew, Vivian Health, The Daily Beast, IAC Films, and Newco (an IAC incubator).
Dotdash Meredith
•Digital Revenue - consists principally of display advertising, performance marketing, and licensing and other revenue.
•Dotdash Display Advertising Revenue - primarily includes revenue generated from display advertisements sold both directly through our sales team and via programmatic exchanges.
•Dotdash Performance Marketing Revenue - primarily includes affiliate commerce and performance marketing commissions generated when consumers are directed from our properties to third-party service providers. Affiliate commerce commissions are generated when a consumer completes a purchase or transaction. Performance marketing commissions are generated on a cost-per-click or cost-per-action basis.
•Print Revenue - primarily includes subscription, newsstand, advertising, and performance marketing revenue.
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
Operating Costs and Expenses:
•Cost of revenue - consists primarily of traffic acquisition costs, which includes (i) payments made to partners who direct traffic to our Ask Media Group websites, who distribute our business-to-business customized browser-based applications and who integrate our paid listings into their websites and (ii) the amortization of fees paid to Apple and Google related to the distribution of apps and the facilitation of in-app purchases of product features. Traffic acquisition costs include payment of amounts based on revenue share and other arrangements. Cost of revenue also includes payments made to independent third-party service professionals who perform work contracted under Angi Services arrangements, compensation expense (including stock-based compensation expense) and other employee-related costs for Care.com customer care and support functions, production, distribution and editorial costs at Dotdash Meredith, payments made to workers staffed by Bluecrew, payments made to care providers for Care For Business, credit card processing fees, hosting fees, roofing material costs associated with Angi Roofing, content costs, and production costs related to IAC Films.
•Selling and marketing expense - consists primarily of advertising expenditures, which include online marketing, including through search engines and social media sites, fees paid to third parties that distribute our direct-to-consumer downloadable desktop applications, offline marketing, which is primarily television advertising, partner-related payments to those who direct traffic to the brands within our Angi Inc. segment, and compensation expense (including stock-based compensation expense) and other employee-related costs for sales force and marketing personnel, subscription acquisition costs related to Dotdash Meredith, and outsourced personnel and consulting costs.

•General and administrative expense - consists primarily of compensation expense (including stock-based compensation expense) and other employee-related costs for personnel engaged in executive management, finance, legal, tax, human resources and customer service functions (except for Care.com, which includes customer service costs within "Cost of revenue" in the statement of operations), provision for credit losses, fees for professional services (including transaction-related costs related to the MTCH Separation, the Spin-off, and acquisitions), software license and maintenance costs, rent expense and facilities cost, and acquisition-related contingent consideration fair value adjustments (described below). The customer service function at Angi Inc. includes personnel who provide support to its service professionals and consumers.
•Product development expense - consists primarily of compensation expense (including stock-based compensation expense) and other employee-related costs and third-party contractor costs that are not capitalized for personnel engaged in the design, development, testing and enhancement of product offerings and related technology and software license and maintenance costs.
•Acquisition-related contingent consideration fair value adjustments - relate to the portion of the purchase price of certain acquisitions that is contingent upon the financial performance and/or operating metric targets of the acquired company. The fair value of the liability is estimated at the date of acquisition and adjusted each reporting period until the liability is settled. Significant changes in financial performance and/or operating metrics will result in a significantly higher or lower fair value measurement. The changes in the estimated fair value of the contingent consideration arrangements during each reporting period, including the accretion of the discount if the arrangement is longer than one year, are recognized in "General and administrative expense" in the statement of operations.
Long-term debt (for additional information see "Note 8—Long-term Debt" in the accompanying notes to the financial statements included in "Item 8—Financial Statements and Supplementary Data"):
•Dotdash Meredith Term Loan A - due December 1, 2026. The outstanding balance of the Dotdash Meredith Term Loan A is $350.0 million at December 31, 2021. At December 31, 2021, the Dotdash Meredith Term Loan A bore interest at adjusted term secured overnight financing rate ("Adjusted Term SOFR") plus 2.00%, or 2.15%, and has quarterly principal payments.
•Dotdash Meredith Term Loan B - due December 1, 2028. The outstanding balance of the Dotdash Meredith Term Loan B is $1.25 billion at December 31, 2021. At December 31, 2021, the Dotdash Meredith Term Loan B bore interest at Adjusted Term SOFR, subject to a minimum of 0.50%, plus 4.00%, or 4.50%, and has quarterly principal payments.
•Dotdash Meredith Revolving Facility - Dotdash Meredith's $150 million revolving credit facility expires on December 1, 2026. There were no outstanding borrowings under the Dotdash Meredith Revolving Facility at December 31, 2021.
•ANGI Group Senior Notes - on August 20, 2020, ANGI Group, LLC ("ANGI Group"), a direct wholly-owned subsidiary of Angi Inc., issued $500 million of its 3.875% Senior Notes due August 15, 2028, with interest payable February 15 and August 15 of each year, commencing February 15, 2021.
Non-GAAP financial measure:
•Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") - is a non-GAAP financial measure. See "Principles of Financial Reporting" for the definition of Adjusted EBITDA and a reconciliation of net earnings attributable to IAC shareholders to operating loss to Adjusted EBITDA for the years ended December 31, 2021 and 2020.
MANAGEMENT OVERVIEW
IAC today is comprised of Dotdash Meredith, Angi Inc. and Care.com, as well as a number of other businesses ranging from early stage to established.
As used herein, "IAC," the "Company," "we," "our" or "us" and similar terms refer to IAC/InterActiveCorp and its subsidiaries (unless the context requires otherwise).

For a more detailed description of the Company's operating businesses, see "Description of IAC Businesses" included in "Item 1—Business."
Sources of Revenue
Dotdash Meredith revenue consists of digital and print revenue. Digital revenue consists principally of display advertising, performance marketing, and licensing and other revenue. Print revenue consists principally of subscription, newsstand, print advertising, and performance marketing revenue.

Display advertising revenue is generated primarily through digital display advertisements sold directly by Dotdash Meredith's sales team and through programmatic advertising networks. Performance marketing revenue includes commissions generated through affiliate commerce, affinity marketing, and performance marketing channels. Affiliate commerce and performance marketing commission revenue is generated when Dotdash Meredith refers users to commerce partner websites resulting in a purchase or transaction, or generated on a cost-per-click, cost-per-lead, or some other cost-per-action basis. Affinity marketing programs partner with third parties to market and place magazine subscriptions online for both Dotdash Meredith and third-party publisher titles where Dotdash Meredith acts as an agent. Commissions are earned when a subscriber name has been provided to the publisher and any free trial period is completed. Licensing and other revenue primarily includes revenue generated through brand and content licensing agreements. Brand licensing generates royalties from multiple long-term trademark licensing agreements with retailers, manufacturers, publishers, and service providers.

Print subscription revenue is derived from the sale of magazines and books to consumers. Most of Dotdash Meredith's subscription sales are prepaid at the time of order and may be canceled at any time for a refund of the pro rata portion of the initial subscription. Newsstand revenue is related to single copy magazines or bundles of single copy magazines to wholesalers for resale on newsstands. Publications sold to magazine wholesalers are sold with the right to receive credit from Dotdash Meredith for magazines returned to the wholesaler by retailers. Print advertising revenue relates to the sale of advertising in magazines directly to advertisers or through advertising agencies, which is recognized when the magazine issue is published, which is the issue’s on-sale date.

Angi Ads and Leads Revenue is primarily derived from (i) advertising revenue, which includes revenue from service professionals under contract for advertising, (ii) consumer connection revenue, which is comprised of fees paid by service professionals for consumer matches (regardless of whether the service professional ultimately provides the requested service), and (iii) membership subscription revenue from service professionals and consumers. Consumer connection revenue varies based upon several factors, including the service requested, product experience offered, and geographic location of service. Angi Services revenue is primarily comprised of revenue from jobs (i) sourced through the “Book Now” feature, which lets consumers complete booking the entire transaction digitally for work that is completed physically, (ii) under managed projects (including Angi Roofing), which are home improvement projects, and (iii) through retail partnerships for installation of furniture or other household items.

The Search segment consists of Ask Media Group and the Desktop business. Ask Media Group and Desktop revenue consist principally of advertising revenue, which is generated primarily through the display of paid listings in response to search queries. The majority of the paid listings displayed are supplied to us by Google Inc. ("Google") pursuant to our services agreement with Google, described below under "Services Agreement with Google (the "Services Agreement")." Ask Media Group also earns revenue from display advertisements (sold directly and through programmatic advertising networks). Desktop revenue also includes fees paid by subscribers for downloadable desktop applications, as well as display advertisements.
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

Services Agreement with Google (the "Services Agreement")
A meaningful portion of the Company's revenue (and a substantial portion of IAC’s net cash from operating activities attributable to continuing operations that it can freely access) is attributable to the Services Agreement. In addition, the Company earns certain other advertising revenue from Google that is not attributable to the Services Agreement. For the years ended December 31, 2021, 2020 and 2019, total revenue earned from Google was $755.1 million, $556.1 million and $732.1 million, respectively, representing 20%, 20%, and 29%, respectively, of the Company's revenue. The related accounts receivable totaled $89.1 million and $61.9 million at December 31, 2021 and 2020, respectively.
The total revenue earned from the Services Agreement for the years ended December 31, 2021, 2020 and 2019, was $661.3 million, $498.3 million and $677.0 million, respectively, representing 18%, 18% and 27%, respectively, of the Company's revenue.
The revenue attributable to the Services Agreement is earned by Ask Media Group and the Desktop business, both within the Search segment. For the years ended December 31, 2021, 2020 and 2019, revenue earned from the Services Agreement was $542.1 million, $344.8 million and $385.9 million, respectively, within Ask Media Group, and $119.1 million, $153.5 million and $291.1 million, respectively, within the Desktop business.
Effective August 1, 2021, the Company and Google amended the Services Agreement to extend the expiration date from March 31, 2023 to March 31, 2024 and to provide for an automatic renewal for an additional one year period absent a notice of non-renewal from either party on or before March 31, 2023. The Company believes that the amended agreement, taken as a whole, is comparable to its previously existing agreement with Google. The Services Agreement requires that the Company comply with certain guidelines promulgated by Google. Google may generally unilaterally update its policies and guidelines without advance notice. These updates may be specific to the Services Agreement or could be more general and thereby impact the Company as well as other companies. These policy and guideline updates have in the past and could in the future require modifications to, or prohibit and/or render obsolete certain of our products, services and/or business practices, which have been and could be costly to address or negatively impact revenue and have had and in the future could have an adverse effect on our financial condition and results of operations. As described below, Google has made changes to the policies under the Services Agreement and has also made industry-wide changes that have negatively impacted the Desktop business-to-consumer ("B2C") business and it may do so in the future.
Certain industry-wide policy changes became effective on July 1, 2019 and August 27, 2020. These industry-wide changes, combined with increased enforcement of policies under the Services Agreement have had a negative impact on the results of operations of the B2C business. During the year ended December 31, 2020, the Company reassessed the fair values of the Desktop reporting unit and the related indefinite-lived intangible assets and recorded goodwill and intangible asset impairments of $265.1 million and $32.2 million, respectively. The reduction in the Company’s fair value estimates was due to lower consumer queries, increasing challenges in monetization and the reduced ability to market profitably due to policy changes implemented by Google and other browsers. The effects of COVID-19 on monetization were an additional factor.
During the fourth quarter of 2020, Google suspended services with respect to some B2C's products and may do so with respect to other products in the future. As a result, the B2C business elected to modify certain marketing strategies in early January 2021. Subsequently, Google informed us of another policy change in the first quarter of 2021 that became effective on May 10, 2021. We anticipated that this Google policy change would eliminate our ability to successfully introduce and market new B2C products that would be profitable. Therefore, we undertook cost reduction measures and effectively eliminated all marketing of B2C products beginning in March 2021. This elimination of marketing has positively impacted profitability in 2021 because revenue from B2C products is earned over multiple periods beyond just the period in which the initial marketing is incurred. Following the cessation of the introduction of new products in March 2021, the B2C revenue stream relates solely to the then existing installed base of products. For the year ended December 31, 2021, B2C revenue declined by $55.5 million to $77.7 million, while Desktop operating income, excluding the goodwill and intangible asset impairment charges in 2020, increased by $32.5 million to $49.7 million, versus the year ended December 31, 2020. Beyond 2021, we expect the revenue and profits of the B2C business and Desktop, respectively, to decline significantly.
Angi Inc.'s Brand Integration Initiative
In March 2021, ANGI Homeservices Inc. changed its name to Angi Inc. and updated one of its leading websites and brands, Angie’s List, to Angi, and since then, has concentrated its marketing investment in the Angi brand in order to focus its marketing, sales, and branding efforts on a single brand.

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
Since the beginning of the integration process, these efforts have had a pronounced negative impact on service requests from organic search results and via Angi Inc.'s mobile applications, which in turn has resulted in increased paid search engine marketing to generate service requests. These factors have increased marketing spend and reduced revenue during the year ended December 31, 2021, materially more than expected at the launch of the brand initiative in March 2021. Angi Inc. expects the pronounced negative impact to organic search results, increased paid search engine marketing costs, and reduced monetization from our mobile applications to continue until such time as the new brand establishes search engine optimization ranking and consumer awareness is established.
Angi Services Investment
Angi Services was launched in August 2019 and Angi Inc. has invested significantly in Angi Services and expects to continue to do so going forward. Angi Inc. expects significant future revenue growth at Angi Services as it expands the business, refines the overall experience, and increases penetration in certain geographies and service categories. This increased investment in Angi Services has contributed to losses for Angi Inc. for the year ended December 31, 2021 and this investment is expected to continue through at least 2023.
Dotdash Meredith Print Publications
In February 2022, the Company announced its plans to discontinue certain print publications, consisting of Entertainment Weekly, InStyle, EatingWell, Health, Parents, and People en Español, with the April 2022 issues of these publications being their final print editions. Dotdash Meredith plans on investing in its remaining print magazines, which include PEOPLE, Better Homes & Gardens, and Southern Living, by among other things enhancing paper quality and trim sizes.
Dotdash Meredith Digital Content Investment
Dotdash Meredith plans to invest $80 million in 2022 in digital content across all brands.
Distribution, Marketing and Advertiser Relationships
We pay traffic acquisition costs, which consist of payments made to partners who direct traffic to our Ask Media Group websites, who distribute our business-to-business customized browser-based applications and who integrate our paid listings into their websites, and fees paid to Apple and Google related to the distribution and the facilitation of in-app purchases of product features. We also pay to market and distribute our services on third-party distribution channels, such as Google and other search engines and social media websites such as Facebook. With the acquisition of Meredith we also pay subscription acquisition costs, which represent commission payments to third-party agents to sell magazine subscriptions within our print business. In addition, some of our businesses manage affiliate programs, pursuant to which we pay commissions and fees to third parties based on revenue earned. These distribution channels might also offer their own services and products, as well as those of other third parties, which compete with those we offer.
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

As previously disclosed, the impact of COVID-19 on the businesses in IAC's Angi Inc. segment initially resulted in a decline in demand for service requests, driven primarily by decreases in demand in certain categories of jobs (particularly discretionary indoor projects). While these businesses experienced a rebound in service requests in the second half of 2020 and through early 2021, service requests started to decline in May 2021 compared to the comparable months of 2020 as a result of the surge in 2020 and due to impacts of the Angi Inc.'s Brand Integration Initiative described above. Moreover, many service professionals' businesses have been adversely impacted by labor and material constraints and many service professionals have and continue to have limited capacity to take on new business, which continues to negatively impact the ability of these businesses to monetize the slightly increased level of service requests. Although Angi Inc.'s ability to monetize service requests rebounded modestly in the second half of 2021, it still has not returned to levels it experienced pre-COVID-19. No assurances can be provided that Angi Inc. will continue to be able to improve monetization, or that service professionals' businesses and, as a consequence, its revenue and profitability will not continue to be adversely impacted in the future. The Search segment has experienced an increase in revenue in the year ended December 31, 2021 compared to the prior year due, in part, to lower advertising rates in 2020 due to the impact of COVID-19.
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
In the quarter ended September 30, 2020, the Company recorded impairments of $53.2 million and $10.8 million related to the goodwill and intangible assets, respectively, of the Desktop reporting unit. These impairments were due in part to the effects of COVID-19 on monetization. Refer to "Services Agreement with Google (the "Services Agreement")" for additional information.
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

Results of Operations for the Years Ended December 31, 2021 and 2020
The following discussion should be read in conjunction with "Item 8—Financial Statements and Supplementary Data." For a discussion regarding our financial condition and results of operations for the year ended December 31, 2020 compared to the year ended December 31, 2019, please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the annual audited consolidated and combined financial statements of the Company and notes thereto filed on the Current Report on Form 8-K with the Securities Exchange Commission on June 1, 2021.
Revenue

	Years Ended December 31,
	2021	$ Change	% Change	2020
	(Dollars in thousands)
Dotdash Meredith
Digital	$367,134	$153,381	72%	$213,753
Print	92,002	92,002	N/A	—
Intra-segment eliminations	(2,863)	(2,863)	N/A	—
Total Dotdash Meredith	456,273	242,520	113%	213,753
Angi Inc.	1,685,438	217,513	15%	1,467,925
Search	873,346	260,072	42%	613,274
Emerging & Other	685,175	215,416	46%	469,759
Inter-segment eliminations	(605)	(430)	(244)%	(175)
Total	$3,699,627	$935,091	34%	$2,764,536
________________________
N/A = Not applicable
•Dotdash Meredith revenue increased 113% to $456.3 million due to the contribution of $169.9 million from Meredith, acquired December 1, 2021, growth from Dotdash of $44.5 million, or 32%, in Display Advertising Revenue and $28.1 million, or 37%, higher Performance Marketing Revenue. The growth in Dotdash Display Advertising Revenue was driven by an increase in advertising sold at higher rates in 2021 through its direct sales and programmatic channels as the prior year rates were negatively impacted by COVID-19. The increase in Dotdash Performance Marketing Revenue was due primarily to growth in both affiliate commerce commission revenue and performance marketing commission revenue due to increased online sales and new performance marketing products.
•Angi Inc. revenue increased 15% to $1.7 billion driven by increases of $195.4 million, or 120%, in Angi Services Revenue, $11.7 million, or 1%, in Angi Ads and Leads Revenue and $10.4 million, or 14%, at the European businesses. The increase in Angi Services Revenue is due primarily to organic growth and, to a lesser extent, from Angi Roofing, acquired July 1, 2021. The increase in Angi Ads and Leads Revenue is due primarily to an increase in advertising revenue of $25.5 million or 11%. The revenue increase at the European businesses was due to strong growth across all of its markets due to increased consumer demand and the favorable impact of the weakening of the U.S. dollar relative to the Euro and British Pound.
•Search revenue increased 42% to $873.3 million due to growth of $301.0 million, or 70%, from Ask Media Group, partially offset by a decrease of $40.9 million, or 23%, from Desktop. The increase in Ask Media Group revenue was due to higher and more efficient marketing driving increased visitors to ad supported search and content websites and an increase in advertising rates in 2021 as the prior year rates were negatively impacted by COVID-19. The decrease in Desktop revenue was due primarily to the Google policy changes announced in the fourth quarter of 2020 and the first quarter of 2021 described above under "Services Agreement with Google (the "Services Agreement")."
•Emerging & Other revenue increased 46% to $685.2 million due primarily to the contribution and growth of Care.com, acquired February 11, 2020, the addition of Lifecare, acquired by Care.com in October 2020, and increased revenue from IAC Films, Bluecrew, Vivian Health, and The Daily Beast.

Cost of revenue (exclusive of depreciation shown separately below)

	Years Ended December 31,
	2021	$ Change	% Change	2020
	(Dollars in thousands)
Cost of revenue (exclusive of depreciation shown separately below)	$1,306,972	$556,286	74%	$750,686
As a percentage of revenue	35%			27%
Cost of revenue in 2021 increased from 2020 due to increases of $255.8 million from Search, $152.6 million from Angi Inc., $94.1 million from Dotdash Meredith, and $53.8 million from Emerging & Other.
•The Search increase was primarily due to an increase of $240.9 million in traffic acquisition costs at Ask Media Group resulting from the increase in revenue.
•The Angi Inc. increase was due primarily to organic growth from Angi Services resulting in increased payments to third-party professional service providers and $51.2 million of costs attributable to the inclusion of Angi Roofing, primarily for roofing materials and third-party contractors.
•The Dotdash Meredith increase was due primarily to $63.6 million of expense from the inclusion of Meredith, and increases of $17.4 million in compensation expense related to increased headcount and $7.0 million in third-party content creation costs. The increased investment in content creation costs is due primarily to contractors working on projects related to content updates and improvements, video content production, and writer and expert fees.
•The Emerging & Other increase was due primarily to $22.1 million in payments made to workers staffed by Bluecrew resulting from an increase in revenue, $16.2 million of expense from the inclusion of Lifecare, and $13.5 million and $8.8 million in production costs and participation payments, respectively, at IAC Films due to recent theatrical releases, partially offset by a decrease of $12.7 million at Care.com related to a change from gross to net revenue recognition for certain Care For Business contracts.
Selling and marketing expense

	Years Ended December 31,
	2021	$ Change	% Change	2020
	(Dollars in thousands)
Selling and marketing expense	$1,362,300	$196,844	17%	$1,165,456
As a percentage of revenue	37%			42%
Selling and marketing expense in 2021 increased from 2020 due to increases of $121.1 million from Angi Inc., $65.7 million from Dotdash Meredith, and $54.7 million from Emerging & Other, partially offset by a decrease of $44.2 million from Search.
•The Angi Inc. increase was due primarily to increases in advertising expense of $66.2 million and compensation expense of $33.2 million, expense of $14.0 million from the inclusion of Angi Roofing, and an increase in consulting costs of $12.2 million. The increase in advertising expense was due primarily to increases of $58.5 million in online marketing and $6.9 million in television spend. The increase in online marketing spend is attributable to the brand integration initiative described above under "Angi Inc.'s Brand Integration Initiative." The increase in television spend in 2021 reflects the return to historical spending levels as compared to the cost cutting initiatives during 2020 due to the impact of COVID-19 as well as continued efforts related to the brand integration initiative. The increase in compensation expense was due primarily to increased commission expense and an increase in sales force headcount, partially offset by lower compensation expense in France due to headcount reductions in 2020. The increase in consulting costs was due primarily to various sales initiatives at Angi Services.
•The Dotdash Meredith increase was due primarily to $45.8 million of expense from the inclusion of Meredith, and increases in online advertising expense of $11.4 million and compensation expense of $6.3 million. The increase in online advertising expense is due primarily to an increase relative to depressed levels in 2020 due to COVID-19. The increase in compensation expense was primarily due to higher headcount.

•The Emerging & Other increase was due primarily to increases of $26.7 million in online marketing and television spend at Care.com, $7.3 million in television spend at Mosaic, $4.8 million in expense from the inclusion of Lifecare, and increases of $4.2 million and $2.3 million in compensation expense at Care.com and Vivian Health, respectively, each due primarily to higher headcount. The increase in online marketing and television spend at Care.com is due primarily to efforts to increase its customer base.
•The Search decrease was due primarily to a decrease in marketing of $73.7 million at Desktop as it substantially reduced marketing of its B2C products in January 2021 and the subsequent elimination of all marketing of its B2C products beginning in early March 2021 due primarily to the Google policy changes in the fourth quarter of 2020 and the first quarter of 2021 described above under "Services Agreement with Google (the "Services Agreement")," partially offset by an increase of $28.3 million in online marketing at Ask Media Group.
General and administrative expense

	Years Ended December 31,
	2021	$ Change	% Change	2020
	(Dollars in thousands)
General and administrative expense	$797,448	$52,213	7%	$745,235
As a percentage of revenue	22%			27%
General and administrative expense in 2021 increased from 2020 due to increases of $102.4 million from Dotdash Meredith, $33.1 million from Emerging & Other, and $31.7 million from Angi Inc., partially offset by decreases of $108.0 million from Corporate and $7.0 million from Search.
•The Dotdash Meredith increase was due primarily to $75.0 million of expense from the inclusion of Meredith and $25.2 million in transaction-related costs at Dotdash related to the Meredith transaction. Included in Meredith's expense is $53.3 million in transaction-related costs associated with its acquisition, including charges related to double-trigger change in control payments.
•The Emerging & Other increase was due primarily to a change of $21.9 million in acquisition-related contingent consideration fair value adjustments (expense of $15.0 million in 2021 compared to income of $6.9 million in 2020) due to the amount of contingent consideration to be paid out in connection with a previous Mosaic Group acquisition, $11.4 million of expense from the inclusion of Lifecare, and an increase of $7.8 million in compensation expense at Care.com due primarily to an increase in headcount, partially offset by a decrease of $7.1 million in compensation expense at Mosaic Group.
•The Angi Inc. increase was due primarily to an increase of $27.7 million in professional fees, $10.8 million of expense from the inclusion of Angi Roofing, $9.6 million in one-time costs related to Angi Inc. reducing its real estate footprint in 2021, increases of $8.4 million in the provision for credit losses, and $7.2 million in software and maintenance costs, partially offset by a decrease of $37.9 million in compensation expense. The increase in professional fees was due primarily to an increase in outsourced personnel costs and, to a lesser extent, legal fees, consulting costs, and recruiting fees. The increase in outsourced personnel costs is due primarily to an increase in call volume related to Angi Inc.'s customer service function. The real estate related costs are the result of impairments of right-of-use lease assets, leasehold improvements and furniture and equipment associated with office space Angi Inc. vacated. The increase in the provision for credit losses is primarily due to higher Angi Services revenue as the provision for credit losses as a percentage of revenue has remained relatively flat. The increase in software licenses and maintenance costs is due to increased investment in software to support Angi Inc.'s customer service function. The decrease in compensation expense was due primarily to a decrease in stock-based compensation expense of $54.6 million and severance costs recorded in the European business in 2020 associated with headcount reductions in France, partially offset by $15.6 million in wage related expenses resulting primarily from wage increases and $7.0 million in charges related to the acquisition of the remaining interests in MyBuilder at a premium to fair value. The decrease in stock-based compensation expense was due primarily to $30.8 million in stock appreciation rights expense recognized in 2020 which was not incurred in 2021 as the awards became fully vested in 2020 and a net decrease of $7.7 million due to the reversal of previously recognized expense related to unvested awards that were forfeited due to management departures in the first quarter of 2021, partially offset by the issuance of new equity awards since 2020.

•The Corporate decrease was due primarily to a decrease of $56.7 million in stock-based compensation expense, a $25.0 million contribution to the IAC Fellows endowment included in the prior year period, a decrease in transaction-related costs ($19.7 million and $2.2 million related to the MTCH Separation and the Spin-off, respectively, in 2020 compared to $6.2 million in connection with the Spin-off in 2021) and the prior year period reflecting higher employer payroll taxes related to Match Group stock option exercises by IAC employees. The decrease in stock-based compensation expense is due primarily to the inclusion in 2020 of $54.8 million in modification charges related to the MTCH Separation and the forfeiture of certain equity awards in 2021, partially offset by the issuance of new equity awards since 2020.
•The Search decrease was due primarily to decreases of $5.8 million in compensation expense and $2.2 million in lease expense at Desktop. The decrease in compensation expense is primarily due to a reduction in headcount and the decrease in lease expense is primarily due to the early termination of a lease agreement in 2020.
Product development expense

	Years Ended December 31,
	2021	$ Change	% Change	2020
	(Dollars in thousands)
Product development expense	$220,120	$40,106	22%	$180,014
As a percentage of revenue	6%			7%
Product development expense in 2021 increased from 2020 due to increases of $24.7 million from Emerging & Other and $14.3 million from Dotdash Meredith.
•The Emerging & Other increase was due primarily to increases of $8.4 million and $5.9 million in compensation expense and outsourced personnel costs, respectively, at Care.com, $4.5 million in expense from the inclusion of Lifecare, and $1.8 million in compensation expense at Vivian Health. The increase in compensation expense at both Care.com and Vivian Health is primarily due to increases in headcount. The increase in outsourced personnel costs at Care.com is primarily due to enhancing existing product offerings and developing new products.
•The Dotdash Meredith increase was due primarily to $7.9 million of expense from the inclusion of Meredith and an increase of $5.3 million in compensation expense. The increase in compensation expense is due to higher headcount to aid in new and enhanced user experiences on its websites.
Depreciation

	Years Ended December 31,
	2021	$ Change	% Change	2020
	(Dollars in thousands)
Depreciation	$75,015	$6,192	9%	$68,823
As a percentage of revenue	2%			2%
Depreciation in 2021 increased from 2020 due primarily to the investments in Angi Inc.'s capitalized software and $3.9 million of expense from the inclusion of Meredith, partially offset by the inclusion in 2020 of write-offs of leasehold improvements as a result of early lease terminations at Desktop and Mosaic Group.

Operating income (loss)

	Years Ended December 31,
	2021	$ Change	% Change	2020
	(Dollars in thousands)
Dotdash Meredith
Digital	$73,980	$23,739	47%	$50,241
Print	(6,527)	(6,527)	N/A	—
Other	(60,277)	(60,277)	N/A	—
Total Dotdash Meredith	7,176	(43,065)	(86)%	50,241
Angi Inc.	(76,513)	(70,145)	(1,102)%	(6,368)
Search	108,334	357,045	NM	(248,711)
Emerging & Other	(22,738)	48,158	68%	(70,896)
Corporate	(153,326)	108,603	41%	(261,929)
Total	$(137,067)	$400,596	75%	$(537,663)

As a percentage of revenue	(4)%			(19)%
________________________
NM = Not meaningful.
Operating loss decreased $400.6 million to a loss of $137.1 million due primarily to the inclusion in 2020 of a goodwill impairment of $265.1 million and $32.2 million in indefinite-lived intangible asset impairments at Search related to the Desktop business, a decrease of $109.5 million in stock-based compensation expense, a decrease of $19.8 million in amortization of intangibles, excluding the $32.2 million Desktop impairment noted above, and an increase in Adjusted EBITDA of $2.0 million described below, partially offset by a change of $21.9 million in acquisition-related contingent consideration fair value adjustments (expense of $15.0 million in 2021 compared to income of $6.9 million in 2020) and an increase of $6.2 million in depreciation. The goodwill and the indefinite-lived intangible asset impairments in 2020 at the Desktop business were primarily due to lower consumer queries, increasing challenges in monetization and the reduced ability to market profitably due to browser policy changes implemented by Google and other browsers. The effects of COVID-19 on monetization were an additional factor. The remaining decrease in amortization of intangibles of $19.8 million was due principally to certain intangible assets becoming fully amortized during 2020, partially offset by an increase in amortization related to the acquisitions of Meredith and Lifecare. The decrease in stock-based compensation expense was due primarily to the inclusion in 2020 of $55.7 million in modification charges related to the MTCH Separation, the forfeiture of certain equity awards in 2021 and stock appreciation rights expense recognized in 2020, which was not incurred in 2021, partially offset by the issuance of new equity awards since 2020. The increase in depreciation was due primarily to the investments in Angi Inc. capitalized software and expense from the inclusion of Meredith.
See "Note 2—Summary of Significant Accounting Policies" in the accompanying notes to the financial statements included in "Item 8—Financial Statements and Supplementary Data" for a detailed description of goodwill and indefinite-lived intangible asset impairments.
The aggregate carrying value of goodwill for which the most recent estimate of the excess of fair value over carrying value is less than 20% is approximately $243.0 million. There are no indefinite-lived intangible assets for which the most recent estimate of the excess fair value over carrying value is less than 20%.
At December 31, 2021, there was $365.1 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 5.1 years.

Adjusted EBITDA

	Years Ended December 31,
	2021	$ Change	% Change	2020
	(Dollars in thousands)
Dotdash Meredith
Digital	$91,179	$24,973	38%	$66,206
Print	2,639	2,639	N/A	—
Other	(60,196)	(60,196)	N/A	—
Total Dotdash Meredith	33,622	(32,584)	(49)%	66,206
Angi Inc.	27,865	(144,939)	(84)%	172,804
Search	108,381	57,037	111%	51,344
Emerging & Other	33,383	71,082	NM	(37,699)
Corporate	(95,985)	51,448	35%	(147,433)
Total	$107,266	$2,044	2%	$105,222

As a percentage of revenue	3%			4%
For a reconciliation of net earnings attributable to IAC shareholders to operating loss to Adjusted EBITDA, see "Principles of Financial Reporting." For a reconciliation of operating income (loss) to Adjusted EBITDA for the Company's reportable segments, see "Note 13—Segment Information" in the accompanying notes to the financial statements included in "Item 8—Financial Statements and Supplementary Data."
•Dotdash Meredith Adjusted EBITDA decreased 49% to $33.6 million, despite higher revenue, due primarily to $25.2 million in transaction-related costs in connection with the Meredith transaction, increases in compensation expense, advertising expense, and third-party content creation costs, and losses from Meredith due primarily to $53.3 million in transaction-related costs associated with its acquisition, including charges related to double-trigger change in control payments.
•Angi Inc. Adjusted EBITDA decreased 84% to $27.9 million, despite higher revenue, due primarily to increases in cost of revenue due primarily to the growth of Angi Services, including $51.2 million of costs attributable to the inclusion of Angi Roofing, advertising expense attributable to the brand integration initiative described above under "Angi Inc.'s Brand Integration Initiative," compensation expense due to increased commission expense and headcount, $9.6 million in one-time costs as a result of Angi Inc. reducing its real estate footprint, and $7.0 million in charges related to the acquisition of the remaining interests in MyBuilder at a premium to fair value.
•Search Adjusted EBITDA increased 111% to $108.4 million due to an increase in Ask Media Group revenue and the decrease of $73.7 million in marketing at Desktop as it substantially reduced marketing of its B2C products in January 2021 and the subsequent elimination of all marketing of B2C products beginning in early March 2021 as a result of Google policy changes.
•Emerging & Other Adjusted EBITDA increased $71.1 million to $33.4 million from a loss of $37.7 million due primarily to increased profits at Care.com as 2020 included $34.0 million in transaction-related items from its acquisition (including $17.3 million in deferred revenue write-offs and $16.7 million in transaction-related costs), and profits in the current year compared to losses in the prior year at IAC Films.
•Corporate Adjusted EBITDA loss decreased 35% to $96.0 million due primarily to the inclusion in 2020 of the $25.0 million contribution to the IAC Fellows endowment, a decrease in transaction-related costs ($19.7 million and $2.2 million related to the MTCH Separation and the Spin-off, respectively, in 2020 compared to $6.2 million in connection with the Spin-off in 2021), and the prior year period reflecting higher employer payroll taxes related to Match Group stock option exercises by IAC employees.

Interest expense

	Years Ended December 31,
	2021	$ Change	% Change	2020
	(Dollars in thousands)
Interest expense	$34,264	$18,098	112%	$16,166
Interest expense in 2021 increased from 2020 due primarily to the issuance of the ANGI Group Senior Notes in August 2020, the write-off of deferred debt issuance costs associated with the termination of the ANGI Group Revolving Facility in August 2021, the borrowings of the Dotdash Meredith Term Loans and commitment fees relating to the Dotdash Meredith Revolving Facility in December 2021, and the write-off of deferred financing costs associated with the termination of a bridge facility entered into by IAC in connection with the Meredith transaction, partially offset by a decrease in interest expense due to the repayment of the ANGI Group Term Loan during the second quarter of 2021 and the inclusion in 2020 of the write-off of deferred financing costs as a result of the termination of the IAC Group Credit Facility in October 2020. Interest expense was further impacted by a decrease in interest expense on the ANGI Group Term Loan due to lower interest rates and the decrease in the average outstanding balance compared to the prior year period.
Unrealized gain on investment in MGM Resorts International

	Years Ended December 31,
	2021	$ Change	% Change	2020
	(Dollars in thousands)
Unrealized gain on investment in MGM Resorts International	$789,283	$(51,267)	(6)%	$840,550
The Company recognized unrealized gains of $789.3 million and $840.5 million on its investment in MGM during the years ended December 31, 2021 and 2020, respectively. During the second and third quarters of 2020, the Company purchased a total of 59.0 million shares of MGM.
Other income (expense), net

	Years Ended December 31,
	2021	2020
	(Dollars in thousands)
Unrealized increase (decrease) in the estimated fair value of a warrant	$104,018	$(1,213)
Unrealized gain related to an investment following its initial public offering	18,788	—
Upward adjustments to the carrying value of equity securities without readily determinable fair values	8,892	—
Realized gain on the sale of a marketable equity security	7,174	—
Realized gains related to the sale of investments	5,773	10,373
Realized gains related to the sale of business	4,209	1,061
Interest income	1,351	7,177
Net periodic pension benefit costs, other than the service cost component	(17,858)	—
Foreign exchange (losses) gains, net (a)	(13,636)	674
Loss on the extinguishment of debt (b)	(1,110)	—
Impairments related to COVID-19 (c)	—	(59,001)
Other	(5,747)	(1,632)
Other income (expense), net	$111,854	$(42,561)

$ Change	$154,415
% Change	NM
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

Income tax (provision) benefit

	Years Ended December 31,
	2021	$ Change	% Change	2020
	(Dollars in thousands)
Income tax (provision) benefit	$(138,990)	$(184,697)	NM	$45,707
Effective income tax rate	19%			NM
For further details of income tax matters, see "Note 3—Income Taxes" in the accompanying notes to the financial statements included in "Item 8—Financial Statements and Supplementary Data."
In 2021, the effective income tax rate was lower than the statutory rate of 21% due primarily to excess tax benefits generated by the exercise and vesting of stock-based awards, partially offset by state taxes, an increase in the valuation allowance on beginning-of-the-year deferred tax assets related to the Spin-off, and non-deductible transaction-related items associated with the acquisition of Meredith.
In 2020, the income tax benefit was due primarily to excess tax benefits generated by the exercise and vesting of stock-based awards, partially offset by the non-deductible portion of the Desktop impairment.
Net loss attributable to noncontrolling interests

	Years Ended December 31,
	2021	$ Change	% Change	2020
	(Dollars in thousands)
Net loss attributable to noncontrolling interests	$(8,562)	$(7,422)	651%	$(1,140)
Net loss attributable to noncontrolling interests in 2021 and 2020 primarily represents the publicly-held interest in Angi Inc.'s losses. Net loss attributable to noncontrolling interests in 2021 also includes a third party interest in a subsidiary that holds two marketable equity securities that the Company recorded gains on in 2021. The Company sold its shares in one of the investments in the third quarter of 2021.

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
The following table reconciles net earnings attributable to IAC shareholders to operating loss to Adjusted EBITDA:

	Years Ended December 31,
	2021	2020
	(In thousands)
Net earnings attributable to IAC shareholders	$597,547	$269,726
Add back:
Net loss attributable to noncontrolling interests	(8,562)	(1,140)
Loss from discontinued operations, net of tax	1,831	21,281
Income tax provision (benefit)	138,990	(45,707)
Other (income) expense, net	(111,854)	42,561
Unrealized gain on investment in MGM Resorts International	(789,283)	(840,550)
Interest expense	34,264	16,166
Operating loss	(137,067)	(537,663)
Add back:
Stock-based compensation expense	79,487	188,995
Depreciation	75,015	68,823
Amortization of intangibles	74,839	126,839
Acquisition-related contingent consideration fair value adjustments	14,992	(6,918)
Goodwill impairment	—	265,146
Adjusted EBITDA	$107,266	$105,222
For a reconciliation of operating (loss) income to Adjusted EBITDA for the Company's reportable segments, see "Note 13—Segment Information" in the accompanying notes to the financial statements included in "Item 8—Financial Statements and Supplementary Data."
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
        Depreciation is a non-cash expense relating to our buildings, capitalized software, leasehold improvements and equipment and is computed using the straight-line method to allocate the cost of depreciable assets to operations over their estimated useful lives, or, in the case of leasehold improvements, the lease term, if shorter.

        Amortization of intangible assets and impairments of goodwill and intangible assets are non-cash expenses related primarily to acquisitions. At the time of an acquisition, the identifiable definite-lived intangible assets of the acquired company, such as advertiser relationships, licensee relationships, trade names, technology, subscriber relationships, service professional relationships, customer lists and user base, memberships and content, are valued and amortized over their estimated lives. Value is also assigned to acquired indefinite-lived intangible assets, which comprise trade names and trademarks, and goodwill that are not subject to amortization. An impairment is recorded when the carrying value of an intangible asset or goodwill exceeds its fair value. We believe that intangible assets represent costs incurred by the acquired company to build value prior to acquisition and the related amortization and impairments of intangible assets or goodwill, if applicable, are not ongoing costs of doing business.
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

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Position

	December 31,
	2021	2020
	(In thousands)
Dotdash Meredith cash and cash equivalents:
United States	$218,612	$—
All other countries	14,781	612
Total Dotdash Meredith cash and cash equivalents	233,393	612

Angi Inc. cash and cash equivalents and marketable debt securities:
United States	404,277	793,679
All other countries	23,859	19,026
Total cash and cash equivalents	428,136	812,705
Marketable debt securities (United States)	—	49,995
Total Angi Inc. cash and cash equivalents and marketable debt securities	428,136	862,700

IAC (excluding Dotdash Meredith and Angi Inc.) cash and cash equivalents and marketable securities:
United States	1,408,828	2,466,404
All other countries	48,373	86,455
Total cash and cash equivalents	1,457,201	2,552,859
Marketable securities (United States)	19,788	174,984
Total IAC (excluding Angi Inc.) cash and cash equivalents and marketable securities	1,476,989	2,727,843

Total cash and cash equivalents and marketable securities	$2,138,518	$3,591,155

Dotdash Meredith Debt:
Dotdash Meredith Term Loan A	$350,000	$—
Dotdash Meredith Term Loan B	1,250,000	—
Total Dotdash Meredith long-term debt	1,600,000	—
Less: current portion of Dotdash Meredith long-term debt	30,000	—
Less: original issue discount	6,176	—
Less: unamortized debt issuance costs	12,139	—
Total Dotdash Meredith long-term debt, net	1,551,685	—

ANGI Group Debt:
ANGI Group Senior Notes	500,000	500,000
ANGI Group Term Loan	—	220,000
Total ANGI Group long-term debt	500,000	720,000
Less: unamortized debt issuance costs	5,448	7,723
Total ANGI Group long-term debt, net	494,552	712,277

Total long-term debt, net	$2,046,237	$712,277
The Company's international cash can be repatriated without significant tax consequences. During the year ending December 31, 2021, international cash totaling $20.6 million was repatriated to the U.S.
For a detailed description of long-term debt, see "Note 8—Long-term Debt" in the accompanying notes to the financial statements included in "Item 8—Financial Statements and Supplementary Data."

Cash Flow Information
In summary, IAC's cash flows are as follows:

	Years Ended December 31,
	2021	2020
	(In thousands)
Net cash provided by (used in):
Operating activities attributable to continuing operations	$118,900	$113,379
Investing activities attributable to continuing operations	$(2,907,503)	$(1,872,183)
Financing activities attributable to continuing operations	$1,115,737	$4,202,665
Net cash provided by operating activities attributable to continuing operations consists of net earnings adjusted for non-cash items, the effect of changes in working capital, and acquisition-related contingent consideration payments (to the extent greater than the liability initially recognized at the time of acquisition). Non-cash adjustments include the unrealized gain on the investment in MGM, goodwill impairments, stock-based compensation expense, deferred income taxes, amortization of intangibles, unrealized (increase) decrease in the estimated fair value of a warrant, provision for credit losses, depreciation, net (gains) losses on investments in equity securities, non-cash lease expense (including right-of-use asset impairments), and pension and postretirement benefit expense.
2021
Adjustments to net earnings attributable to continuing operations consist primarily of an unrealized gain on the investment in MGM of $789.3 million, an unrealized increase in the estimated fair value of a warrant of $104.0 million, and net gains on investments in equity securities of $40.6 million, partially offset by deferred taxes of $133.4 million, provision of credit losses of $89.9 million, stock-based compensation expense of $79.5 million, depreciation of $75.0 million, amortization of intangibles of $74.8 million, non-cash lease expense (including right-of-use asset impairments) of $35.7 million, and pension and postretirement benefit expense of $18.2 million. The decrease from changes in working capital primarily consists of an increase in accounts receivable of $157.0 million and a decrease in operating lease liabilities of $31.0 million, partially offset by an increase in accounts payable and other liabilities of $82.8 million and an increase in deferred revenue of $8.3 million. The increase in accounts receivable is due primarily to revenue growth at Angi Inc., primarily attributable to Angi Services, and an increase at Search due primarily to revenue growth, partially offset by timing of cash receipts. The decrease in operating lease liabilities is due to cash payments on leases net of interest accretion. The increase in accounts payable and other liabilities is due primarily to increases in (i) accrued traffic acquisition costs and related payables at Search, (ii) accrued advertising and related payables at Angi Inc., (iii) accrued professional fees at Dotdash Meredith, primarily related to transaction-related costs associated with the acquisition of Meredith, and (iv) customer deposit liability due to the inclusion of Meredith, partially offset by a decrease in accrued compensation costs due primarily to a decrease in deferred payroll tax payments under the Coronavirus Aid, Relief, and Economic Security Act, and payments of cash bonuses. The increase in deferred revenue is due primarily to the growth in subscription sales at Care.com.
Net cash used in investing activities attributable to continuing operations includes cash used for acquisitions of $2.7 billion, principally related to the acquisitions of Meredith at Dotdash for $2.7 billion and Angi Roofing at Angi Inc. for $25.4 million, the cash distribution related to the spin-off of Vimeo of $333.2 million, capital expenditures of $90.2 million primarily related to investments in capitalized software at Angi Inc. to support its products and services and payment of $12.7 million related to the purchase of a 50% interest in an aircraft at Corporate, and purchases of investments of $24.3 million, primarily related to Turo, partially offset by maturities of marketable debt securities of $225.0 million and net proceeds from the sale of businesses and investments of $16.5 million, primarily related to the sales of certain investments.
Net cash provided by financing activities attributable to continuing operations includes the borrowings of Dotdash Meredith Term Loans of $1.6 billion, partially offset by a prepayment of the ANGI Group Term Loan of $220.0 million, which otherwise would have matured on November 5, 2023, withholding taxes paid on behalf of IAC employees for stock-based awards that were net settled of $96.0 million, withholding taxes paid on behalf of Angi Inc. employees for stock-based awards that were net settled of $61.9 million, the repurchase of 3.2 million shares of Angi Inc. Class A common stock, on a settlement date basis, for $35.4 million at an average price of $11.06 per share, the purchase of redeemable noncontrolling interests of $30.3 million, and debt issuance costs of $23.5 million, primarily related to the Dotdash Meredith Term Loans and Dotdash Meredith Revolving Facility.

2020
Adjustments to net earnings from continuing operations consist primarily of $840.6 million of the unrealized gain on the investment in MGM and $18.4 million of deferred income taxes, partially offset by a $265.1 million goodwill impairment, $189.0 million of stock-based compensation expense, $126.8 million of amortization of intangibles, including impairments of $32.2 million, $78.9 million of provision for credit losses, $68.8 million of depreciation, $41.1 million of losses on equity securities, net, which includes $51.5 million of impairments of certain equity securities without readily determinable fair values, and non-cash lease expense (including right-of-use asset impairments) of $30.0 million. The decrease from changes in working capital primarily consists of an increase in accounts receivable of $131.7 million, a decrease in operating lease liabilities of $29.8 million, an increase in other assets of $24.8 million, and a decrease in income taxes payable and receivable of $11.6 million, partially offset by an increase in accounts payable and other liabilities of $36.0 million and an increase in deferred revenue of $25.1 million. The increase in accounts receivable is primarily due to revenue growth at Angi Inc., Care.com, and Dotdash. The decrease in operating lease liabilities is due to cash payments on leases net of interest accretion. The increase in other assets is primarily due to increases in capitalized sales commissions at Angi Inc. and capitalized production costs of various production deals at IAC Films, partially offset by a decrease in capitalized downloadable search toolbar costs at Search. The decrease in income taxes payable and receivable is due primarily to the settlement of audits and 2020 income tax payments in excess of 2020 income tax accruals. The increase in accounts payable and other liabilities is primarily due to increases in: (i) accrued traffic acquisition costs at Search, (ii) accrued employee compensation due, in part to the deferral of payroll tax payments under the Coronavirus Aid, Relief, and Economic Security Act, partially offset by timing of payments of cash bonuses, (iii) third-party accrued interest at Angi Inc., and (iv) accrued advertising and related payables at Angi Inc. and Mosaic. The increase in deferred revenue is due primarily to growth in subscription sales at Care.com.
Net cash used in investing activities attributable to continuing operations includes $1.0 billion for the purchase of 59.0 million shares of MGM, cash used for investments and acquisitions of $686.4 million, which is primarily related to the Care.com acquisition, purchases (net of maturities) of marketable debt securities of $174.8 million, and capital expenditures of $60.7 million, which is primarily related to investments in capitalized software at Angi Inc. to support their products and services, and leasehold improvements, partially offset by a decrease in notes receivable—related party of $54.8 million, and proceeds from the sale of businesses and investments of $26.1 million, which are primarily related to the sales of Dictionary and Electus in 2018, a portion of the proceeds of which were held in escrow and received in 2020, and the sales of certain investments.
Net cash provided by financing activities attributable to continuing operations includes cash transfers from Old IAC to the Company pursuant to the terms of the MTCH Separation of $1.7 billion and cash merger consideration of $837.9 million paid by Old IAC in connection with the MTCH Separation, proceeds related to the sale of Old IAC Class M common stock of $1.4 billion, and proceeds from the issuance of the ANGI Group Senior Notes of $500.0 million, partially offset by withholding taxes paid on behalf of IAC employees for stock-based awards that were net settled of $85.1 million, withholding taxes paid on behalf of Angi Inc. employees for stock-based awards that were net settled of $64.1 million, the repurchase of 8.5 million shares of Angi Inc. Class A common stock, on a settlement date basis, for $63.7 million at an average price of $7.47 per share, principal payments on ANGI Group Term Loan of $27.5 million, including prepayment of the $13.8 million of principal payments that were otherwise due in 2021, debt issuance costs of $6.5 million, and the purchase of redeemable noncontrolling interests of $4.3 million.
Discontinued Operations
Net cash provided by discontinued operations in the years ended December 31, 2021 and 2020 of $319.2 million and $190.5 million, respectively, relates to the operations of Vimeo. The Company does not expect cash flows from discontinued operations following the Spin-off.

Liquidity and Capital Resources
Acquisition of Meredith
As discussed above, on December 1, 2021, Dotdash completed the acquisition of Meredith under the terms of an agreement dated as of October 6, 2021 and, following the acquisition, the parent of the combined entity is Dotdash Meredith, Inc. The aggregate purchase price was $2.7 billion.

Financing Arrangements
Dotdash Meredith Term Loans and Dotdash Meredith Revolving Facility

On December 1, 2021, Dotdash Meredith, Inc. entered into the Dotdash Meredith Credit Agreement, which provides for (a) the five-year $350 million Dotdash Meredith Term Loan A, (b) the seven-year $1.25 billion Dotdash Meredith Term Loan B and (c) the five-year $150 million Dotdash Meredith Revolving Facility. The proceeds of the Dotdash Meredith Term Loans were used to fund a portion of the purchase price for the acquisition of Meredith and pay related fees and expenses.

The outstanding balances on the Dotdash Meredith Term Loan A and Dotdash Meredith Term Loan B were $350.0 million and $1.25 billion and bore interest at 2.15% and 4.50% at December 31, 2021, respectively. Interest payments are due at least quarterly through maturity of the Dotdash Meredith Term Loans. The Dotdash Meredith Term Loan A requires quarterly principal payments of $4.4 million through December 31, 2024, $8.8 million through December 31, 2025 and $13.1 million thereafter through maturity. The Dotdash Meredith Term Loan B requires quarterly payments of $3.1 million through maturity. Commencing December 31, 2022, pursuant to the Dotdash Meredith Credit Agreement, the Dotdash Meredith Term Loan B may require additional annual principal payments as part of an excess cash flow sweep provision, the amount of which, in part, is governed by the net leverage ratio.

There were no outstanding borrowings under the Dotdash Meredith Revolving Facility at December 31, 2021. The annual commitment fee on undrawn funds is based on the consolidated net leverage ratio, as defined in the Dotdash Meredith Credit Agreement, most recently reported and was 35 basis points at December 31, 2021. Any borrowings under the Dotdash Meredith Revolving Facility would bear interest, at Dotdash Meredith's option, at either a base rate or term benchmark rate, plus an applicable margin, which is based on Dotdash Meredith's net leverage ratio.

Commencing March 31, 2022, the Dotdash Meredith Credit Agreement requires Dotdash Meredith to maintain a consolidated net leverage ratio as of the last day of each quarter of no greater than 5.5 to 1.0 provided that either (i) $1.00 or more is drawn under the Dotdash Meredith Revolving Facility or Dotdash Meredith Term Loan A, or (ii) the outstanding face amount of undrawn letters of credit, other than cash collateralized letters of credit at 102%, exceeds $25 million, subject to certain increases for qualifying material acquisitions.
The obligations under the Dotdash Meredith Credit Agreement are guaranteed by certain of Dotdash Meredith's wholly-owned subsidiaries, and are secured by substantially all of the assets of Dotdash Meredith and certain of its subsidiaries.
ANGI Group Debt
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

Investment in MGM Resorts International
On February 16, 2022, the Company purchased an additional 4.5 million shares of MGM for $202.5 million. Following this purchase, the Company owns approximately 63.5 million shares, representing a 14.4% ownership interest in MGM as of February 16, 2022.
Share Repurchase Authorizations and Activity
At December 31, 2021, IAC has 8.0 million shares remaining in its share repurchase authorization.
During the year ended December 31, 2021, Angi Inc. repurchased 3.2 million shares of its Class A common stock, on a trade date basis, at an average price of $11.06 per share, or $35.4 million in aggregate. From January 1, 2022 through February 11, 2022, Angi Inc. repurchased an additional 1.0 million shares at an average price of $7.80, or $8.1 million in aggregate. Angi Inc. has 15.0 million shares remaining in its share repurchase authorization as of February 11, 2022.
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

The following table summarizes (i) the aggregate intrinsic value of IAC options, Angi Inc. options, Angi Inc. stock settled stock appreciation rights, IAC and Angi Inc. non-publicly traded subsidiary denominated stock settled stock appreciation rights and (ii) the aggregate fair value (based on stock prices as of February 11, 2022) of IAC and Angi Inc. RSUs and IAC restricted stock outstanding as of that date; assuming these awards were net settled on that date, the withholding taxes that would be paid by the Company on behalf of employees upon exercise or vesting that would be payable (assuming these equity awards are net settled with a 50% tax rate), and the shares that would have been issued are as follows:

	Aggregate intrinsic value / fair value of awards outstanding	Estimated withholding taxes payable on vested shares and shares that will vest by December 31, 2022	Estimated withholding taxes payable on shares that will vest after December 31, 2022	Estimated IAC shares to be issued
	(In thousands)
IAC
Stock settled stock appreciation rights denominated in shares of certain non-publicly traded IAC subsidiaries other than Angi Inc. subsidiaries (a)	$53,633	$17,418	$9,398	201
IAC denominated stock options (b)	345,579	172,790	—	1,296
IAC RSUs (c)	224,126	7,073	101,479	867
IAC restricted stock (d)	209,766	—	104,883	786
Total IAC outstanding employee stock-based awards	833,104	197,281	215,760	3,150

Angi Inc.
Angi Inc. stock appreciation rights	5,309	2,654	—	See footnote (f) below
Other Angi Inc. equity awards (a)(e)	131,743	13,951	51,089	See footnote (f) below
Total Angi outstanding employee stock-based awards	137,052	16,605	51,089
Total outstanding employee stock-based awards	$970,156	$213,886	$266,849
_______________
(a)    The number of shares ultimately needed to settle these awards and the cash withholding tax obligation may vary significantly as a result of the determination of the fair value of the relevant subsidiary at the time of exercise. In addition, the number of shares required to settle these awards will be impacted by movement in the stock price of IAC.
(b)    The Company has the discretion to settle these awards net of withholding tax and exercise price (which is represented in the table above) or settle on a gross basis and require the award holder to pay its share of the withholding tax, which he or she may do by selling IAC common shares. Assuming all IAC stock options outstanding on February 11, 2022 were settled on a gross basis, i.e., through the issuance of a number of IAC common shares equal to the number of stock options exercised, the Company would have issued 2.9 million common shares and would have received $40.5 million in cash proceeds. These amounts reflect adjustments made to IAC awards upon the completion of the Spin-off.
(c)    Approximately 80% of the estimated withholding taxes payable on shares that will vest after December 31, 2022 is related to awards that are scheduled to cliff vest in 2025, the five-year anniversary of the grant date.
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
For a detailed description of employee stock-based awards, see "Note 12—Stock-Based Compensation" in the accompanying notes to the financial statements included in "Item 8—Financial Statements and Supplementary Data."

Contractual Obligations
The Company enters into various contractual arrangements as a part of its continued operations. At December 31, 2021, material obligations discussed in the accompanying notes to the financial statements included in "Item 8—Financial Statements and Supplementary Data, included principal and interest payments on the Company's long-term debt discussed above and in "Note 8—Long-Term Debt," operating leases discussed in "Note 14—Leases," and pension and postretirement benefits discussed in "Note 17—Pension and Postretirement Benefit Plans."
In addition, at December 31, 2021, the Company has material purchase obligations which represent legally binding agreements to purchase goods and services that specify all significant terms. These obligations are discussed in "Note 15—Commitments and Contingencies" in the accompanying notes to the financial statements included in "Item 8—Financial Statements and Supplementary Data."
Capital and Other Expenditures
The Company anticipates that it will need to make capital and other expenditures in connection with the development and expansion of its operations. The Company's 2022 capital expenditures are expected to be higher than 2021 capital expenditures of $90.2 million by approximately 20% to 30%, primarily due to the development of capitalized software to support products and services at Dotdash Meredith and Angi Inc.
Liquidity Assessment
At December 31, 2021, the Company's consolidated cash, cash equivalents, and marketable equity securities, excluding MGM, was $2.1 billion, of which $428.1 million and $233.4 million was held by Angi Inc. and Dotdash Meredith, respectively. After giving effect to the purchase of the additional 4.5 million shares of MGM for $202.5 million on February 16, 2022, the cash held by the Company at December 31, 2021, exclusive of cash held by Angi and Dotdash Meredith, would have been $1.3 billion. The Company's consolidated debt includes $1.6 billion, which is a liability of Dotdash Meredith, Inc., a subsidiary of IAC, and $500.0 million, which is a liability of ANGI Group, a subsidiary of Angi Inc. The Company generated $118.9 million of operating cash flows for the year ended December 31, 2021, of which $11.2 million and $6.2 million was generated by Dotdash Meredith and Angi Inc., respectively. Angi Inc. is a separate and distinct legal entity with its own public shareholders and board of directors and has no obligation to provide the Company with funds. As a result, the Company cannot freely access the cash of Angi Inc. and its subsidiaries. In addition, the terms of the Dotdash Meredith Credit Agreement contain covenants that would limit Dotdash Meredith’s ability to pay dividends or make distributions in the event a default has occurred or if Dotdash Meredith’s consolidated net leverage ratio (as defined in the Dotdash Meredith Credit Agreement) exceeds 4.0 to 1.0. There were no such limitations at December 31, 2021.

The Company's liquidity could be negatively affected by a decrease in demand for its products and services due to COVID-19 or other factors. As described in the "COVID-19 Update" section above, to date, the COVID-19 outbreak and measures designed to curb its spread have adversely impacted the Company's businesses.
The Company believes its existing cash, cash equivalents, marketable debt securities, and expected positive cash flows generated from operations will be sufficient to fund its normal operating requirements, including capital expenditures, debt service, the payment of withholding taxes paid on behalf of employees for net-settled stock-based awards, and investing and other commitments for the foreseeable future. The Company may need to raise additional capital through future debt or equity financing to make additional acquisitions and investments. Additional financing may not be available on terms favorable to the Company or at all, which may also be impacted by any disruptions in the financial markets caused by COVID-19 or otherwise. The indebtedness at the Company's subsidiaries could further limit its ability to raise incremental financing.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The following disclosure is provided to supplement the descriptions of IAC's accounting policies contained in "Note 2—Summary of Significant Accounting Policies" in the accompanying notes to the financial statements included in "Item 8—Financial Statements and Supplementary Data" in regard to significant areas of judgment. Management of the Company is required to make certain estimates, judgments and assumptions during the preparation of its financial statements in accordance with U.S. generally accepted accounting principles ("GAAP"). These estimates, judgments and assumptions impact the reported amount of assets, liabilities, revenue and expenses and the related disclosure of assets and liabilities. Actual results could differ from these estimates. Because of the size of the financial statement elements to which they relate, some of our accounting policies and estimates have a more significant impact on our financial statements than others. What follows is a discussion of some of our more significant accounting policies and estimates.
Business Combinations and Contingent Consideration Arrangements
Acquisitions, which are generally referred to in GAAP as business combinations, are an important part of the Company's growth strategy. The Company invested $2.7 billion and $685.2 million in acquisitions in the years ended December 31, 2021 and 2020, respectively. The purchase price of each acquisition is attributed to the assets acquired and liabilities assumed based on their fair values at the date of acquisition, including identifiable intangible assets that either arise from a contractual or legal right or are separable from goodwill.
Management makes two critical determinations at the time of an acquisition: (1) the reporting unit that will benefit from the acquisition and to which goodwill will be assigned and (2) the allocation of the purchase price of the acquired business to the assets acquired and the liabilities assumed based upon their fair values. The reporting unit determination is important beyond the initial allocation of purchase price because future impairment assessments of goodwill, as described below, are performed at the reporting unit level. Historically, when the Company’s acquisitions have been complementary to existing reporting units, for example, the 2021 acquisition of Total Home Roofing by Angi Inc., the goodwill is allocated to an existing reporting unit. Acquisitions within the Emerging & Other reportable segment, such as Care.com in 2020, usually result in the creation of a new reporting unit because it is a standalone business with unique product offerings, management or target markets, for example. The acquisition of Meredith closed on December 1, 2021. The allocation of purchase price to the assets acquired and liabilities assumed and determination of the reporting units for Meredith is still in process of being assessed. Once that is completed the determination of fair value of the reporting units will need to be determined so that goodwill can be allocated. Therefore, the allocation of goodwill for the acquisition of Meredith is not complete as of December 31, 2021. See "Note 5—Business Combinations" in the accompanying notes to the financial statements included in "Item 8—Financial Statements and Supplementary Data" for a description of the preliminary status of the accounting for this business combination.
The allocation of purchase price to the assets acquired and liabilities assumed is based upon their fair values and is complex because of the judgments involved in determining these values. The determination of purchase price and the fair value of monetary assets acquired and liabilities assumed is typically the least complex aspect of the Company’s accounting for business combinations due to management’s experience and/or the inherently lower level of judgment required. Due to the higher degree of complexity associated with the valuation of acquired intangible assets, the Company usually obtains the assistance of outside valuation experts in the allocation of purchase price to the identifiable intangible assets acquired, which can be both definite-lived, such as advertiser/customer relationships and acquired technology, or indefinite lived, such as acquired trade names and trademarks. While outside valuation experts may be used, management has the ultimate responsibility for the valuation methods, models and inputs used and the resulting purchase price allocation. The excess purchase price over the value of net tangible and identifiable intangible assets acquired is recorded as goodwill and is assigned to the reporting unit(s) expected to benefit from the business combination as of the acquisition date.

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
Recoverability of Goodwill and Indefinite-Lived Intangible Assets
The carrying value of goodwill is $3.2 billion and $1.7 billion at December 31, 2021 and 2020, respectively. Indefinite-lived intangible assets, which consist of the Company's acquired trade names and trademarks, have a carrying value of $679.1 million and $246.9 million at December 31, 2021 and 2020, respectively.
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
For the Company's annual goodwill test at October 1, 2021, a qualitative assessment of the Angi Inc., Care.com, Bluecrew and Vivian Health reporting units' goodwill was performed because the Company concluded it was more likely than not that the fair value of these reporting units was in excess of their respective carrying values. The primary factors that the Company considered in its qualitative assessment for each of these reporting units are described below:
•Angi Inc.'s October 1, 2021 market capitalization of $6.2 billion exceeded its carrying value by approximately $5.0 billion.
•The Company prepared valuations of the Care.com, Bluecrew and Vivian Health reporting units primarily in connection with the issuance and/or settlement of equity awards that are denominated in the equity of these businesses during the year ended December 31, 2021. The valuations were prepared time proximate to, however, not as of, October 1, 2021. The fair value of each of these businesses was in excess of its October 1, 2021 carrying value.

For the Company's annual goodwill test at October 1, 2021, the Company quantitatively tested the Mosaic Group reporting unit. The Company's quantitative test indicated that there was no impairment. The Company's Ask Media Group, Desktop, The Daily Beast, IAC Films and Newco reporting units have no goodwill as of October 1, 2021.
The aggregate carrying value of goodwill for which the most recent estimate of the excess of fair value over carrying value is less than 20% is approximately $243.0 million.
The fair value of the Company's reporting units (except for Angi Inc. described above) is determined using both an income approach based on discounted cash flows ("DCF") and a market approach when it tests goodwill for impairment, either on an interim basis or annual basis as of October 1 each year. The Company uses the same approach in determining the fair value of its businesses in connection with its non-public subsidiary denominated stock-based compensation plans, which can be a significant factor in the decision to apply the qualitative assessment rather than a quantitative test. Determining fair value using a DCF analysis requires the exercise of significant judgment with respect to several items, including the amount and timing of expected future cash flows and appropriate discount rates. The expected cash flows used in the DCF analyses are based on the Company's most recent forecast and budget and, for years beyond the budget, the Company's estimates, which are based, in part, on forecasted growth rates. The discount rates used in the DCF analyses are intended to reflect the risks inherent in the expected future cash flows of the respective reporting units. Assumptions used in the DCF analyses, including the discount rate, are assessed based on each reporting unit's current results and forecasted future performance, as well as macroeconomic and industry specific factors. The discount rates used in the quantitative test for determining the fair value of the Company's reporting units was 15.0% in both 2021 and 2020 (for the Mosaic Group reporting unit). Determining fair value using a market approach considers multiples of financial metrics based on both acquisitions and trading multiples of a selected peer group of companies. From the comparable companies, a representative market multiple is determined which is applied to financial metrics to estimate the fair value of a reporting unit. To determine a peer group of companies for our respective reporting units, we considered companies relevant in terms of consumer use, monetization model, margin and growth characteristics, and brand strength operating in their respective sectors.
The Company determines the fair value of indefinite-lived intangible assets using an avoided royalty DCF valuation analysis. Significant judgments inherent in this analysis include the selection of appropriate royalty and discount rates and estimating the amount and timing of expected future cash flows. The discount rates used in the DCF analyses are intended to reflect the risks inherent in the expected future cash flows generated by the respective intangible assets. The royalty rates used in the DCF analyses are based upon an estimate of the royalty rates that a market participant would pay to license the Company's trade names and trademarks. The future cash flows are based on the Company's most recent forecast and budget and, for years beyond the budget, the Company's estimates, which are based, in part, on forecasted growth rates. Assumptions used in the avoided royalty DCF analyses, including the discount rate and royalty rate, are assessed annually based on the actual and projected cash flows related to the asset, as well as macroeconomic and industry specific factors. The discount rates used in the Company's annual indefinite-lived impairment assessment ranged from 10.0% to 40.0% in 2021 and 11.5% to 25.0% in 2020, and the royalty rates used ranged from 1.0% to 5.0% in 2021 and 1.0% to 5.5% in 2020.
If the carrying value of an indefinite-lived intangible asset exceeds its estimated fair value, an impairment equal to the excess is recorded. There are no indefinite-lived intangible assets for which the most recent estimate of the excess fair value over carrying value is less than 20%.
The October 1, 2021 annual assessment of goodwill and indefinite-lived intangible assets did not identify any impairments.
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
Impairment charges recorded on indefinite-lived intangibles are included in "Amortization of intangibles" in the accompanying statement of operations.

Recoverability and Estimated Useful Lives of Long-Lived Assets
We review the carrying value of all long-lived assets, comprising right-of-use assets ("ROU assets"), buildings, capitalized software, leasehold improvements and equipment, and definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The carrying value of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying value is deemed not to be recoverable, an impairment loss is recorded equal to the amount by which the carrying value of the long-lived asset exceeds its fair value. In addition, the Company reviews the useful lives of its long-lived assets whenever events or changes in circumstances indicate that these lives may be changed. The carrying value of these long-lived assets is $1.8 billion and $593.2 million at December 31, 2021 and 2020, respectively.
Income Taxes
The Company accounts for income taxes under the liability method, and deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying values of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided if it is determined that it is more likely than not that the deferred tax asset will not be realized. At December 31, 2021 and 2020, the balance of the Company's net deferred tax liability is $383.2 million and $76.6 million, respectively.
The Company evaluates and accounts for uncertain tax positions using a two-step approach. Recognition (step one) occurs when the Company concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustainable upon examination. Measurement (step two) determines the amount of benefit that is greater than 50% likely to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. De-recognition of a tax position that was previously recognized would occur when the Company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. This measurement step is inherently difficult and requires subjective estimations of such amounts to determine the probability of various possible outcomes. At December 31, 2021 and 2020, the Company has unrecognized tax benefits, including interest and penalties, of $18.0 million and $20.1 million, respectively. We consider many factors when evaluating and estimating our tax positions and unrecognized tax benefits, which may require periodic adjustment and which may not accurately anticipate actual outcomes. Although management currently believes changes to unrecognized tax benefits from period to period and differences between amounts paid, if any, upon resolution of issues raised in audits and amounts previously provided will not have a material impact on the liquidity, results of operations, or financial condition of the Company, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future.
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
The Company was included within Old IAC’s tax group for purposes of federal and consolidated state income tax return filings through June 30, 2020, the date of the MTCH Separation. For periods prior thereto, the income tax benefit and/or provision was computed for the Company on an as if standalone, separate return basis and payments to and refunds from Old IAC for the Company’s share of Old IAC’s consolidated federal and state tax return liabilities/receivables calculated on this basis have been reflected within cash flows from operating activities in the statement of cash flows.
Stock-Based Compensation
The stock-based compensation expense reflected in our statements of operations includes expense related to equity awards issued by certain of our subsidiaries (including awards assumed in acquisitions, including the transaction resulting in the formation of Angi Inc. in 2017, referred to as the "Combination") and, for periods prior to the MTCH Separation, an allocation of expense from Old IAC related to awards issued to the Company's employees that were granted under various Old IAC stock and annual incentive plans. The form of awards granted to the Company's employees are principally restricted stock units ("RSUs"), performance-based RSUs, market-based RSUs, restricted stock and stock options.
The Company recorded stock-based compensation expense of $79.5 million and $189.0 million for the years ended December 31, 2021 and 2020, respectively. Included in the stock-based compensation expense for the year ended December 31, 2020 are modification charges of $56.0 million related to the MTCH Separation, and $28.2 million related to the modification of previously issued HomeAdvisor equity awards and Angie's List equity awards, both of which were converted into Angi Inc. equity awards in the Combination.

Stock-based compensation at the Company is complex due to our desire to attract, retain, inspire and reward our management team and employees at each of our subsidiaries, including those employed by recently acquired companies, by allowing them to benefit directly from the value they help to create. We accomplish these objectives, in part, by issuing equity awards denominated in the equity of our non-publicly subsidiaries as well as in IAC and Angi Inc. We further refine this approach by tailoring certain equity awards to the applicable circumstances. For example, we issue certain equity awards for which vesting is linked to the achievement of a performance target such as revenue or profits; these awards are referred to as performance-based awards. In other cases, we link the vesting of equity awards to the achievement of a value target for a subsidiary or IAC or Angi Inc.'s stock price, as applicable; these awards are referred to as market-based awards. The nature and variety of these types of equity-based awards creates complexity in our determination of stock-based compensation expense.
In addition, acquisitions are an important part of the Company's growth strategy. These transactions may result in the modification of equity awards, which creates additional complexity and additional stock-based compensation expense. For example, the Combination resulted in the conversion of previously issued HomeAdvisor and Angi’s awards into Angi Inc. awards, and the recognition of additional stock-based compensation expense. In addition, our spin-offs and internal reorganizations can also lead to modifications of equity awards and result in additional complexity and stock-based compensation expense. For example, the MTCH Separation resulted in the conversion of Old IAC denominated stock options into stock options to purchase IAC common stock and stock options to purchase New Match common stock in a manner that preserved the spread value of the stock options immediately before and immediately after the adjustment, and the recognition of additional stock-based compensation expense.
Finally, the means by which we settle our equity-based awards also introduces complexity into our financial reporting. We provide a path to liquidity by settling the non-public subsidiary denominated awards in IAC or Angi Inc. shares, as applicable. In addition, certain former Angi Inc. subsidiary denominated awards and Angi Inc. stock appreciation rights can be settled in IAC or Angi Inc. awards at the Company’s election. These features increase the complexity of our earnings per share calculations.
The Company estimated the fair value of stock options and stock appreciation rights issued (including those modified in connection with the MTCH Separation and the Combination) using a Black-Scholes option pricing model and, for those with a market condition, a lattice model. For stock options, including subsidiary denominated equity, the value of the stock option is measured at the grant date at fair value and expensed over the vesting term. The impact on stock-based compensation expense for the year ended December 31, 2021, assuming a 1% increase in the risk-free interest rate, a 10% increase in the volatility factor and a one-year increase in the weighted average expected term of the outstanding options would be an increase of $3.3 million, $5.0 million and $3.9 million, respectively. The Company also issues RSUs, performance-based RSUs, market-based RSUs and restricted stock. For RSUs, the value of the instrument is measured at the grant date as the fair value of the underlying common stock and expensed as stock-based compensation expense over the vesting term. For performance-based RSUs, the value of the instrument is measured at the grant date as the fair value of the underlying common stock and expensed as stock-based compensation over the vesting term when the performance targets are considered probable of being achieved. For market-based RSUs, a lattice model is used to estimate the value of the awards. For our currently outstanding restricted stock, a lattice model was used to estimate the fair value of the award which is based on the satisfaction of IAC's stock price targets.
Investments in Equity Securities
The Company invests in equity securities as part of its investment strategy. Our equity securities, other than those of our consolidated subsidiaries and those accounted for under the equity method, are accounted for at fair value or under the measurement alternative of Financial Accounting Standards Board Accounting Standards Update No. 2016-01, Recognition and Measurement of Financial Assets and Liabilities, with any changes to fair value recognized in "Other income (expense), net" in the statement of operations each reporting period. Under the measurement alternative, equity investments without readily determinable fair values are carried at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar securities of the same issuer; fair value is generally determined based on a market approach as of the transaction date. A security will be considered identical or similar if it has identical or similar rights to the equity securities held by the Company. The Company reviews its investments in equity securities without readily determinable fair values for impairment each reporting period when there are qualitative factors or events that indicate possible impairment. Factors we consider in making this determination include negative changes in industry and market conditions, financial performance, business prospects, and other relevant events and factors. When indicators of impairment exist, the Company prepares quantitative assessments of the fair value of our investments in equity securities, which require judgment and the use of estimates. When our assessment indicates that the fair value of the investment is below its carrying value, the Company writes down the investment to its fair value and records the corresponding charge in "Other income (expense), net" in the statement of operations.

The carrying value of the Company’s equity securities without readily determinable fair values is $324.6 million and $296.5 million at December 31, 2021 and 2020, respectively, which is included in "Long-term investments" in the balance sheet. As described in the "COVID-19 Update" section, in the first quarter of 2020 the Company recognized unrealized impairments or downward adjustments of $51.5 million related to certain equity securities without readily determinable fair values.
The Company has one investment in a current marketable equity security at December 31, 2021, which is carried at fair value following the investee's initial public offering in 2021; prior to this investee's initial public offering, the investment was accounted for as an equity security without a readily determinable fair value. The Company recorded an unrealized gain of $18.8 million during the year ended December 31, 2021 for this investment. The Company sold its shares in another marketable equity security in the third quarter of 2021, which, prior to this investee's initial public offering, was accounted for as an equity security without a readily determinable fair value, and recorded a net realized gain of $7.2 million on the sale of this investment. The realized and unrealized gains related to these investments are included in "Other income (expense), net" in the statement of operations.
During the second and third quarters of 2020, the Company purchased 59.0 million shares of MGM. At December 31, 2021 and 2020, the carrying value of the Company's investment in MGM is $2.6 billion and $1.9 billion, respectively. The fair value of the investment in MGM is remeasured each reporting period based upon MGM's closing stock price on the New York Stock Exchange and any unrealized gains or losses are included in the statement of operations. For the years ended December 31, 2021 and 2020, the Company recognized unrealized gains of $789.3 million and $840.5 million, respectively, on its investment in MGM. On February 16, 2022, the Company purchased an additional 4.5 million shares of MGM for $202.5 million. Following this purchase, the Company owns approximately 63.5 million shares, representing a 14.4% ownership interest in MGM as of February 16, 2022.
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements, see "Note 2—Summary of Significant Accounting Policies" in the accompanying notes to the financial statements included in "Item 8—Financial Statements and Supplementary Data."

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Equity Price Risk
During the second and third quarters of 2020, the Company purchased a total of 59.0 million shares of MGM for a total consideration of $1.0 billion. The Company’s results of operations and financial condition have been and may be materially impacted by increases or decreases in the price of MGM common shares, which are traded on the New York Stock Exchange. The Company recorded unrealized pre-tax gains on its investment in MGM of $789.3 million and $840.5 million for the years ended December 31, 2021 and 2020, respectively. The cumulative gain through December 31, 2021 is $1.6 billion. The carrying value of the Company's investment in MGM at December 31, 2021 and 2020 was $2.6 billion and $1.9 billion, or approximately 22% and 20% of the Company’s consolidated total assets, respectively. A $2.00 increase or decrease in the share price of MGM would result in an unrealized gain or loss, respectively, of $118.1 million.
On February 16, 2022, the Company purchased an additional 4.5 million shares of MGM for $202.5 million. Following this purchase, the Company owns approximately 63.5 million shares, representing a 14.4% ownership interest in MGM as of February 16, 2022.
Interest Rate Risk
The Company's exposure to risk for changes in interest rates relates primarily to the Company's long-term debt.
At December 31, 2021, the principal amount of the Company's outstanding debt totals $2.1 billion, of which $1.6 billion is the Dotdash Meredith Term Loans, which bear interest at a variable rate, and $500.0 million is the ANGI Group Senior Notes, which bear interest at a fixed rate. If market rates decline, the Company runs the risk that the related required payments of the ANGI Group Senior Notes will exceed those based on market rates. A 100-basis point increase or decrease in the level of interest rates would, respectively, decrease or increase the fair value of the fixed-rate debt by $28.4 million. Such potential increase or decrease in fair value is based on certain simplifying assumptions, including an immediate increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period. At December 31, 2021, the outstanding balance of $1.25 billion related to the Dotdash Meredith Term Loan B bore interest at Adjusted SOFR, subject to a minimum of 0.50%, plus 4.00%, or 4.50% and the outstanding balance of $350.0 million related to the Dotdash Meredith Term Loan A bore interest at Adjusted Term SOFR plus 2.00% or 2.15%. If Adjusted Term SOFR were to increase by 100 basis points, the annual interest expense on the Dotdash Meredith Term Loans would increase by $12.5 million. If Adjusted Term SOFR were to decrease by 5 basis points to 0 basis points, the annual interest expense on the Dotdash Meredith Term Loan A would decrease by $0.2 million.
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
In addition, certain of the Company’s U.S. operations have customers in international markets. International revenue, including revenue of our operations located outside the U.S., which is measured based upon where the customer is located, accounted for 14% and 16% for the years ended December 31, 2021 and 2020, respectively.
The Company is also exposed to foreign currency transaction gains and losses to the extent it or its subsidiaries conduct transactions in and/or have assets and/or liabilities that are denominated in a currency other than the entity's functional currency. The Company recorded foreign exchange (losses) gains of $(13.6) million and $0.7 million for the years ended December 31, 2021 and 2020, respectively.
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

Item 8.    Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of IAC/InterActiveCorp

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of IAC/InterActiveCorp and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated and combined statements of operations, comprehensive operations, shareholders’ and parent’s equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated and combined financial statements”). In our opinion, the consolidated and combined financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2022 expressed an unqualified opinion thereon.

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

Acquisition of Meredith Holdings Corporation

Description of the Matter
As described in Note 5, on December 1, 2021 the Company completed the acquisition of Meredith Holdings Corporation in an all-cash transaction for approximately $2.7 billion. As disclosed in Note 2 to the consolidated and combined financial statements, the purchase price of the acquisition is attributed to the assets acquired and liabilities assumed based on their fair values at the date of acquisition, including identifiable intangible assets that either arise from a contractual or legal right or are separable from goodwill.

Auditing management’s preliminary allocation of the purchase price of the Meredith Holdings Corporation business combination required complex auditor judgment due to the significant measurement uncertainty in determining the fair value of the identifiable intangible assets acquired. In particular, the estimated fair value of the acquired identifiable intangible assets were sensitive to changes in assumptions including discount rates, projected revenues and cash flow terminal growth rates used to discount future cash flows and royalty rates for trademarks and customer attrition rates for relationship-type assets. These assumptions relate to the future performance of the acquired business and are affected by such factors as expected future market or economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s controls over its accounting for the business combination. For example, we tested controls over the Company’s process to identify and measure acquired intangible assets as well as controls over management's review of the significant assumptions described above.

To test the estimated fair value of the identifiable intangible assets acquired, our audit procedures included, among others, assessing the completeness of the identifiable intangible assets acquired, assessing the valuation methodologies and testing the significant assumptions described above and underlying data used by the Company. For example, we compared the significant assumptions used by management to the historical results of the acquired business and management's future plans for the business. We performed sensitivity analyses of significant assumptions to evaluate the change in the fair value of the identifiable intangible assets resulting from changes in the assumptions. In addition, we involved an internal valuation specialist to assist in evaluating the methodologies used and the significant assumptions applied in developing the fair value estimates.

Stock-Based Compensation

Description of the Matter
During the year ended December 31, 2021, the Company recorded stock-based compensation expense of $79.5 million. As disclosed in Note 12 to the consolidated and combined financial statements, the Company issues various types of equity awards, including stock options, restricted stock units, performance-based stock units, market-based awards and equity instruments denominated in the shares of certain subsidiaries.

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

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s controls over stock-based compensation. For example, we tested controls over the Company's process to assess the completeness of its share-based awards and for measuring and recording stock-based compensation, including management’s review of the underlying calculations, the significant assumptions used in valuing certain awards and related valuation reports prepared by its specialists.

To test stock-based compensation expense, we performed audit procedures that included, among others, assessing the completeness of the awards granted and evaluating the methodologies used to estimate the fair value of the awards granted and significant assumptions described above. Our procedures also included, evaluating the key terms and conditions of awards granted to assess the accounting treatment for a sample of awards, testing the clerical accuracy of the calculation of the expense recorded and assessing the Company’s accounting for award modifications. Additionally, for certain awards issued by the Company, we involved our internal valuation specialists to assess the valuation methodologies and assumptions used in estimating the fair value of the awards.

Goodwill - Quantitative Impairment Assessment

Description of the Matter
As of December 31, 2021, the Company’s goodwill balance was $3.2 billion. As disclosed in Note 2 to the consolidated and combined financial statements, goodwill is assessed annually for impairment using either a qualitative or quantitative approach as of October 1, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.

Auditing management’s quantitative impairment test for goodwill was complex and judgmental due to the measurement uncertainty in estimating the fair value of the reporting unit for goodwill. Specifically, the fair value estimate of the Company’s Mosaic reporting unit was sensitive to assumptions such as the discount rate, revenue growth rates and the projected cash flow terminal growth rate. These assumptions are affected by such factors as expected future market or economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s controls over its goodwill impairment review process. For example, we tested controls over the Company’s forecasting and budgeting process as well as controls over management's review of the significant assumptions used to estimate the fair value of the reporting unit.

To test the estimated fair value of the Mosaic reporting unit, our audit procedures included, among others, assessing the methodologies and testing the significant assumptions and underlying data used by the Company. We evaluated the Company’s underlying forecast and budget information by comparing the significant assumptions to current industry and economic trends, changes in the Company’s business model and assessed the historical accuracy of management’s estimates. For example, we evaluated management’s forecasted revenue to identify, understand and evaluate changes as compared to historical results. We performed sensitivity analyses of significant assumptions to evaluate the change in the fair value of the Mosaic reporting unit for goodwill resulting from changes in the assumptions. In addition, we involved an internal valuation specialist to assist in evaluating the methodologies and significant assumptions applied in developing the fair value estimate.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2019.
New York, New York
March 1, 2022

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	December 31,
	2021	2020
	(In thousands, except par value amounts)
ASSETS
Cash and cash equivalents	$2,118,730	$3,366,176
Marketable securities	19,788	224,979
Accounts receivable, net of allowance and reserves of $39,719 and $29,240 , respectively	693,208	257,668
Other current assets	242,188	140,022
Current assets of discontinued operations	—	130,477
Total current assets	3,073,914	4,119,322

Buildings, capitalized software, leasehold improvements, equipment and land, net	570,525	274,930
Goodwill	3,226,610	1,660,102
Intangible assets, net of accumulated amortization	1,414,892	394,986
Investment in MGM Resorts International	2,649,442	1,860,158
Long-term investments	327,838	297,643
Other non-current assets	1,037,067	288,021
Non-current assets of discontinued operations	—	266,547
TOTAL ASSETS	$12,300,288	$9,161,709

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Current portion of long-term debt	$30,000	$—
Accounts payable, trade	203,173	88,849
Deferred revenue	165,451	137,658
Accrued expenses and other current liabilities	980,574	340,406
Current liabilities of discontinued operations	—	183,988
Total current liabilities	1,379,198	750,901

Long-term debt, net	2,046,237	712,277
Deferred income taxes	385,890	78,789
Other long-term liabilities	721,262	233,850
Non-current liabilities of discontinued operations	—	2,972

Redeemable noncontrolling interests	18,741	231,992

Commitments and contingencies

SHAREHOLDERS' EQUITY:
Common Stock, $0.0001 par value; authorized 1,600,000 shares; 83,922 issued and outstanding at December 31, 2021	8	—
Class B common stock, $0.0001 par value; authorized 400,000 shares; 5,789 issued and outstanding at December 31, 2021	1	—
Common Stock $0.001 par value; authorized 1,600,000 shares; 82,976 shares issued and outstanding at December 31, 2020	—	83
Class B common stock $0.001 par value; authorized 400,000 shares; 5,789 shares issued and outstanding at December 31, 2020	—	6
Additional paid-in capital	6,265,669	5,909,614
Retained earnings	905,151	694,042
Accumulated other comprehensive income (loss)	4,397	(6,170)
Total IAC shareholders' equity	7,175,226	6,597,575
Noncontrolling interests	573,734	553,353
Total shareholders' equity	7,748,960	7,150,928
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$12,300,288	$9,161,709
The accompanying Notes to Consolidated and Combined Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENT OF OPERATIONS

	Years Ended December 31,
	2021	2020	2019
	(In thousands, except per share data)
Revenue	$3,699,627	$2,764,536	$2,509,980
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	1,306,972	750,686	547,660
Selling and marketing expense	1,362,300	1,165,456	1,117,885
General and administrative expense	797,448	745,235	573,057
Product development expense	220,120	180,014	132,640
Depreciation	75,015	68,823	55,471
Amortization of intangibles	74,839	126,839	74,215
Goodwill impairment	—	265,146	3,318
Total operating costs and expenses	3,836,694	3,302,199	2,504,246
Operating (loss) income	(137,067)	(537,663)	5,734
Interest expense	(34,264)	(16,166)	(11,904)
Unrealized gain on investment in MGM Resorts International	789,283	840,550	—
Other income (expense), net	111,854	(42,561)	40,487
Earnings from continuing operations before income taxes	729,806	244,160	34,317
Income tax (provision) benefit	(138,990)	45,707	47,349
Net earnings from continuing operations	590,816	289,867	81,666
Loss from discontinued operations, net of tax	(1,831)	(21,281)	(49,483)
Net earnings	588,985	268,586	32,183
Net loss (earnings) attributable to noncontrolling interests	8,562	1,140	(9,288)
Net earnings attributable to IAC shareholders	$597,547	$269,726	$22,895

Per share information from continuing operations:
Basic earnings per share	$6.72	$3.40	$0.84
Diluted earnings per share	$6.33	$3.20	$0.84

Per share information attributable to IAC Common Stock and Class B common stock shareholders:
Basic earnings per share	$6.70	$3.16	$0.27
Diluted earnings per share	$6.31	$2.97	$0.27

Stock-based compensation expense by function:
Cost of revenue	$78	$118	$61
Selling and marketing expense	5,009	5,265	4,642
General and administrative expense	67,664	177,451	116,594
Product development expense	6,736	6,161	8,931
Total stock-based compensation expense	$79,487	$188,995	$130,228
The accompanying Notes to Consolidated and Combined Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENT OF COMPREHENSIVE OPERATIONS

	Years Ended December 31,
	2021	2020	2019
	(In thousands)
Net earnings	$588,985	$268,586	$32,183
Other comprehensive income, net of income taxes:
Change in foreign currency translation adjustment	10,466	7,810	311
Change in unrealized gains and losses on available-for-sale marketable debt securities	(2)	2	(3)
Total other comprehensive income, net of income taxes	10,464	7,812	308
Comprehensive income, net of income taxes	599,449	276,398	32,491
Components of comprehensive loss (income) attributable to noncontrolling interests:
Net loss (earnings) attributable to noncontrolling interests	8,562	1,140	(9,288)
Change in foreign currency translation adjustment attributable to noncontrolling interests	93	(1,718)	26
Change in unrealized gains and losses of available-for-sale marketable debt securities attributable to noncontrolling interests	—	—	1
Comprehensive loss (income) attributable to noncontrolling interests	8,655	(578)	(9,261)
Comprehensive income attributable to IAC shareholders	$608,104	$275,820	$23,230

The accompanying Notes to Consolidated and Combined Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Year Ended December 31, 2021

	Redeemable Noncontrolling Interests	Common Stock, $0.0001 par value		Class B Common Stock, $0.0001 par value		Common Stock, $0.001 par value		Class B Common Stock, $0.001 par value		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total IAC Shareholders' Equity	Noncontrolling Interests	Total Shareholders' Equity
		$	Shares	$	Shares	$	Shares	$	Shares
		(In thousands)
Balance at December 31, 2020	$231,992	$—	—	$—	—	$83	82,976	$6	5,789	$5,909,614	$694,042	$(6,170)	$6,597,575	$553,353	$7,150,928
Net earnings (loss)	1,732	—	—	—	—	—	—	—	—	—	597,547	—	597,547	(10,294)	587,253
Other comprehensive income (loss), net of income taxes	515	—	—	—	—	—	—	—	—	—	—	10,519	10,519	(608)	9,911
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	59,283	—	—	59,283	33,057	92,340
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	—	564	—	—	—	382	—	—	(98,691)	—	—	(98,691)	—	(98,691)
Issuance of Angi Inc. common stock pursuant to stock-based awards, net of withholding taxes	—	—	—	—	—	—	—	—	—	(59,619)	—	10	(59,609)	(1,614)	(61,223)
Purchase of Angi Inc. treasury stock	—	—	—	—	—	—	—	—	—	(35,959)	—	—	(35,959)	—	(35,959)
Issuance of Vimeo common stock and creation of noncontrolling interests, net of fees	40,785	—	—	—	—	—	—	—	—	258,965	—	—	258,965	—	258,965
Distribution to and purchase of noncontrolling interests	(29,769)	—	—	—	—	—	—	—	—	—	—	—	—	(570)	(570)
Adjustment of noncontrolling interests to fair value	777,688	—	—	—	—	—	—	—	—	(777,688)	—	—	(777,688)	—	(777,688)
Recapitalization of IAC upon Vimeo spin-off	—	8	83,358	1	5,789	(83)	(83,358)	(6)	(5,789)	80	—	—	—	—	—
Spin-off of IAC's investment in Vimeo	—	—	—	—	—	—	—	—	—	(38)	(386,438)	38	(386,438)	—	(386,438)
Elimination of Vimeo noncontrolling interests	(1,002,324)	—	—	—	—	—	—	—	—	1,002,324	—	—	1,002,324	—	1,002,324
Change in the MTCH Separation tax account distribution	—	—	—	—	—	—	—	—	—	7,640	—	—	7,640	—	7,640
Other	(1,878)	—	—	—	—	—	—	—	—	(242)	—	—	(242)	410	168
Balance at December 31, 2021	$18,741	$8	83,922	$1	5,789	$—	—	$—	—	$6,265,669	$905,151	$4,397	$7,175,226	$573,734	$7,748,960

The accompanying Notes to Consolidated and Combined Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' AND COMBINED STATEMENT OF PARENT'S EQUITY
Years Ended December 31, 2020 and 2019

	Redeemable Noncontrolling Interests	Common Stock, $0.001 par value		Class B Common Stock, $0.001 par value		Additional Paid-in Capital	Retained Earnings	Invested Capital	Accumulated Other Comprehensive (Loss) Income	Total IAC Shareholders' Equity and Invested Capital	Noncontrolling Interests	Total Parent's / Shareholders' Equity
		$	Shares	$	Shares
		(In thousands)
Balance at December 31, 2018	$65,687	$—	—	$—	—	$—	$—	$2,296,583	$(12,541)	$2,284,042	$400,358	$2,684,400
Net earnings	3,168	—	—	—	—	—	—	22,895	—	22,895	6,120	29,015
Other comprehensive income (loss), net of income taxes	39	—	—	—	—	—	—	—	335	335	(66)	269
Stock-based compensation expense	148	—	—	—	—	—	—	65,893	—	65,893	65,815	131,708
Distributions to and purchases of noncontrolling interests	(40,432)	—	—	—	—	—	—	—	—	—	—	—
Adjustment of noncontrolling interests to fair value	11,554	—	—	—	—	—	—	(11,554)	—	(11,554)	—	(11,554)
Issuance of Angi Inc. common stock pursuant to stock-based awards, net of withholding taxes	—	—	—	—	—	—	—	(32,596)	(20)	(32,616)	(2,106)	(34,722)
Purchase of Angi Inc. treasury stock	—	—	—	—	—	—	—	(57,949)	—	(57,949)	—	(57,949)
Noncontrolling interests created in acquisitions	3,739	—	—	—	—	—	—	—	—	—	—	—
Net increase in Old IAC's investment in the Company	—	—	—	—	—	—	—	263,979	—	263,979	—	263,979
Other	(85)	—	—	—	—	—	—	—	—	—	—	—
Balance at December 31, 2019	$43,818	$—	—	$—	—	$—	$—	$2,547,251	$(12,226)	$2,535,025	$470,121	$3,005,146
Net (loss) earnings	(1,434)	—	—	—	—	—	694,042	(424,316)	—	269,726	294	270,020
Other comprehensive income, net of income taxes	439	—	—	—	—	—	—	—	6,094	6,094	1,279	7,373
Stock-based compensation expense	15	—	—	—	—	40,870	—	72,891	—	113,761	85,267	199,028
Distribution to and purchase of noncontrolling interests	(3,515)	—	—	—	—	—	—	—	—	—	(1,115)	(1,115)
Issuance of Angi Inc. common stock pursuant to stock-based awards, net of withholding taxes	—	—	—	—	—	(62,169)	—	1,248	(38)	(60,959)	(3,183)	(64,142)
Purchase of Angi Inc. treasury stock	—	—	—	—	—	(9,273)	—	(54,859)	—	(64,132)	—	(64,132)
Proceeds from the sale of Old IAC Class M common stock from New Match	—	—	—	—	—	1,408,298	—	—	—	1,408,298	—	1,408,298
Net increase in Old IAC's investment in the Company prior to the MTCH Separation	—	—	—	—	—	—	—	1,685,995	—	1,685,995	—	1,685,995
Cash merger consideration paid by Old IAC	—	—	—	—	—	—	—	837,913	—	837,913	—	837,913
Capitalization as a result of the MTCH Separation	—	79	79,343	6	5,789	4,661,231	—	(4,661,316)	—	—	—	—
Noncontrolling interest created in an acquisition	1,121	—	—	—	—	—	—	—	—	—	—	—
Issuance of Vimeo common stock and creation of noncontrolling interest, net of fees	8,299	—	—	—	—	141,301	—	—	—	141,301	—	141,301
Adjustment of noncontrolling interests to fair value	183,315	—	—	—	—	(178,508)	—	(4,807)	—	(183,315)	—	(183,315)
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	1	633	—	—	(83,383)	—	—	—	(83,382)	—	(83,382)
Issuance of restricted stock	—	3	3,000	—	—	(3)	—	—	—	—	—	—
Adjustment to the capitalization of tax accounts as a result of the MTCH Separation	—	—	—	—	—	(8,259)	—	—	—	(8,259)	—	(8,259)
Other	(66)	—	—	—	—	(491)	—	—	—	(491)	690	199
Balance at December 31, 2020	$231,992	$83	82,976	$6	5,789	$5,909,614	$694,042	$—	$(6,170)	$6,597,575	$553,353	$7,150,928
The accompanying Notes to Consolidated and Combined Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENT OF CASH FLOWS

	Years Ended December 31,
	2021	2020	2019
	(In thousands)
Cash flows from operating activities attributable to continuing operations:
Net earnings	$588,985	$268,586	$32,183
Less: Loss from discontinued operations, net of tax	(1,831)	(21,281)	(49,483)
Net earnings attributable to continuing operations	590,816	289,867	81,666
Adjustments to reconcile net earnings to net cash provided by operating activities attributable to continuing operations:
Stock-based compensation expense	79,487	188,995	130,228
Amortization of intangibles	74,839	126,839	74,215
Depreciation	75,015	68,823	55,471
Provision for credit losses	89,893	78,931	64,478
Goodwill impairment	—	265,146	3,318
Deferred income taxes	133,377	(18,356)	(49,374)
Unrealized gain on investment in MGM Resorts International	(789,283)	(840,550)	—
(Gains) losses on investments in equity securities, net	(40,626)	41,112	(39,388)
Unrealized (increase) decrease in the estimated fair value of a warrant	(104,018)	3,219	9,123
Non-cash lease expense (including right-of-use asset impairments)	35,737	30,026	21,258
Pension and postretirement benefit expense	18,212	—	—
Other adjustments, net	50,593	16,113	(7,735)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(156,971)	(131,703)	(72,109)
Other assets	4,185	(24,762)	(6,723)
Operating lease liabilities	(30,995)	(29,841)	(22,421)
Accounts payable and other liabilities	82,849	35,960	22,473
Income taxes payable and receivable	(2,506)	(11,580)	4
Deferred revenue	8,296	25,140	10,851
Net cash provided by operating activities attributable to continuing operations	118,900	113,379	275,335
Cash flows from investing activities attributable to continuing operations:
Acquisitions, net of cash acquired	(2,699,643)	(685,216)	(28,439)
Capital expenditures	(90,210)	(60,726)	(95,097)
Proceeds from maturities of marketable debt securities	225,000	475,000	25,000
Purchases of marketable debt securities	—	(649,828)	—
Cash distribution related to the spin-off of IAC's investment in Vimeo	(333,184)	—	—
Net proceeds from the sale of businesses and investments	16,451	26,055	166,440
Purchases of investment in MGM Resorts International	—	(1,019,608)	—
Purchases of investments	(24,290)	(1,152)	(253,663)
Decrease (increase) in notes receivable - related party	—	54,828	(54,828)
Other, net	(1,627)	(11,536)	(9,086)
Net cash used in investing activities attributable to continuing operations	(2,907,503)	(1,872,183)	(249,673)
Cash flows from financing activities attributable to continuing operations:
Proceeds from the issuance of Dotdash Meredith Term Loans	1,600,000	—	—
Proceeds from the issuance of ANGI Group Senior Notes	—	500,000	—
Principal payments on ANGI Group Term Loan	(220,000)	(27,500)	(13,750)
Principal payments on related-party debt	—	—	(2,500)
Debt issuance costs	(23,548)	(6,484)	—
Purchase of Angi Inc. treasury stock	(35,403)	(63,674)	(56,905)
Proceeds from the exercise of IAC stock options	1,496	—	—
Proceeds from the exercise of Angi Inc. stock options	—	—	573
Withholding taxes paid on behalf of IAC employees on net settled stock-based awards	(95,983)	(85,103)	—
Withholding taxes paid on behalf of Angi Inc. employees on net settled stock-based awards	(61,908)	(64,079)	(35,284)
Distributions to and purchases of noncontrolling interests	(30,339)	(4,280)	(24,595)
Cash merger consideration paid by Old IAC in connection with the MTCH Separation	—	837,913	—
Transfers from Old IAC for periods prior to the MTCH Separation	—	1,706,479	263,281
Proceeds from the sale of Old IAC Class M common stock	—	1,408,298	—
Other, net	(18,578)	1,095	(3,795)
Net cash provided by financing activities attributable to continuing operations	1,115,737	4,202,665	127,025
Total cash (used in) provided by continuing operations	(1,672,866)	2,443,861	152,687
Net cash provided by (used in) operating activities attributable to discontinued operations	18,053	41,202	(23,535)
Net cash provided by (used in) investing activities attributable to discontinued operations	7,602	42	(172,195)
Net cash provided by (used in) financing activities attributable to discontinued operations	293,577	149,254	(2,939)
Total cash provided by (used in) discontinued operations	319,232	190,498	(198,669)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(1,612)	2,019	(122)
Net (decrease) increase in cash and cash equivalents and restricted cash	(1,355,246)	2,636,378	(46,104)
Cash and cash equivalents and restricted cash at beginning of period	3,477,110	840,732	886,836
Cash and cash equivalents and restricted cash at end of period	$2,121,864	$3,477,110	$840,732
The accompanying Notes to Consolidated and Combined Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION
Company overview
IAC today is comprised of Dotdash Meredith, Angi Inc. and Care.com, as well as a number of other businesses ranging from early stage to established.
As used herein, "IAC," "the Company," "we," "our" or "us" and similar terms refer to IAC/InterActiveCorp and its subsidiaries (unless the context requires otherwise).
Dotdash Meredith
On December 1, 2021, Dotdash Media Inc. (formerly known as About Inc., "Dotdash"), a wholly owned subsidiary of IAC/InterActiveCorp ("IAC"), completed the acquisition of Meredith Holdings Corporation ("Meredith"), which holds Meredith Corporation's national media business, which is comprised of its digital and magazine businesses, and its corporate operations. The parent of the combined entity is Dotdash Meredith, Inc. ("Dotdash Meredith"). See “Note 5—Business Combinations” for a description of the acquisition of Meredith.
Dotdash Meredith is one of the largest digital and print publishers in America. From mobile to magazines, nearly 200 million people trust us to help them make decisions, take action, and find inspiration. Dotdash Meredith's over 40 iconic brands include PEOPLE, Better Homes & Gardens, Verywell, FOOD & WINE, The Spruce, Allrecipes, Byrdie, REAL SIMPLE, Investopedia, and Southern Living.
Dotdash Meredith has two operating segments: (i) Digital, which includes its digital and mobile operations; and (ii) Print, which includes its magazine and newsstand operations.
Angi Inc.
Angi Inc. formerly ANGI Homeservices Inc., is a publicly traded company that connects quality home service professionals with consumers across more than 500 different categories, from repairing and remodeling homes to cleaning and landscaping. During the year ended December 31, 2021, over 240,000 domestic service professionals actively sought consumer leads, completed jobs, or advertised work through Angi Inc. platforms. Additionally, consumers turned to at least one Angi business to find a service professional for approximately 33 million projects during the year ended December 31, 2021. At December 31, 2021, IAC’s economic interest and voting interest in Angi Inc. were 84.5% and 98.2%, respectively.
Angi Inc. has two operating segments: (i) North America (United States and Canada), which includes Angi Ads, Angi Leads and Angi Services; and (ii) Europe. The brands operates as follows: Angi Ads (formerly Angie's List) brand, Angi Leads (formerly HomeAdvisor) brand, and Angi Services (Handy and Angi Roofing) brand. Angi Ads provides service professionals the capability to engage with potential customers, including quoting, invoicing, and payment services. Angi Leads provides consumers with tools and resources to help them find local, pre-screened and customer-rated service professionals. Angi Services allows consumers to browse and buy common household services at set prices, rather than requesting quotes from vetted service professionals, as well as instantly book related appointments online for household services (primarily cleaning and handyman services) with top-quality, pre-screened independent service professionals. Consumers can request and pay for household services directly through the Angi platform and Angi fulfills the request through the use of independently established home services providers engaged in a trade, occupation and/or business that customarily provides such services. Additionally, Angi Services (including Angi Roofing) manages home improvement projects for consumers.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Search
The Search segment consists of Ask Media Group and the Desktop business. Ask Media Group is a collection of websites providing general search services and information. The Desktop business includes our direct-to-consumer downloadable desktop applications and our business-to-business partnership operations. Ask Media Group’s websites include, among others: Ask.com, a search site with a variety of fresh and contemporary content (celebrities, culture, entertainment, travel and general knowledge); Reference.com, a search and general knowledge content site that provides content across select vertical categories (history, business and finance and geography, among other verticals); Consumersearch.com, a search and content website that provides content designed to simplify the product research process; and Shopping.net, a vertical shopping search site, each of which contains a mix of search services and/or content targeted to various user or segment demographics.
Emerging & Other
Our Emerging & Other segment primarily includes:
•Care.com, a leading online destination for families to easily connect with caregivers for their children, aging parents, pets and homes and for a wide variety of caregivers to easily connect with families. Care.com's brands include Care For Business, Care.com offerings to enterprises, and HomePay. Care.com acquired Lifecare, a leading provider of family care benefits, on October 27, 2020;
•Mosaic Group, a leading developer and provider of global subscription mobile applications. Mosaic Group has a portfolio of some of the largest and most popular applications in the following verticals: Communications (RoboKiller, TapeACall), Language (iTranslate, Grammatica), Weather (Clime: NOAA Weather Radar Live, Weather Live), Business (PDF Hero, Scan Hero), Health (Daily Burn, Window - Intermittent Fasting), Lifestyle (Blossom, Pixomatic);
•Bluecrew, a technology driven staffing platform exclusively for flexible W-2 work;
•Vivian Health, a platform to efficiently connect healthcare professionals with job opportunities, which we acquired a controlling interest in on June 26, 2019;
•The Daily Beast, a website dedicated to news, commentary, culture and entertainment that publishes original reporting and opinion from its roster of full-time journalists and contributors;
•IAC Films, a provider of production and producer services for feature films, primarily for initial sale and distribution through theatrical releases and video-on-demand services in the United States and internationally; and
•Newco, IAC's incubator platform, which currently spans social gaming, telemedicine, home services, social networking and online recruiting.
Vimeo Spin-off:
On May 25, 2021, IAC completed the spin-off of its full stake in Vimeo to IAC shareholders (which we refer to as the “Spin-off”). Following the Spin-off, Vimeo, Inc. (formerly Vimeo Holdings, Inc. ("Vimeo")) became an independent, separately traded public company. Therefore, Vimeo is presented as a discontinued operation within IAC's financial statements for all periods prior to May 25, 2021. See “Note 4—Discontinued Operations” for additional details.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

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
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Combination
The Company prepares its consolidated and combined financial statements (collectively referred to herein as "financial statements") in accordance with U.S. generally accepted accounting principles ("GAAP").
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
All intercompany transactions and balances between and among the Company and its subsidiaries have been eliminated. All intercompany transactions between (i) the Company and (ii) Old IAC and its subsidiaries for periods prior to the MTCH Separation are considered to be effectively settled for cash at the time the transaction is recorded. The total net effect of the settlement of these intercompany transactions is reflected in the statement of cash flows as a financing activity and in the statement of parent's equity as “Invested capital.”
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

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

As previously disclosed, the impact of COVID-19 on the businesses in IAC's Angi Inc. segment initially resulted in a decline in demand for service requests, driven primarily by decreases in demand in certain categories of jobs (particularly discretionary indoor projects). While these businesses experienced a rebound in service requests in the second half of 2020 and through early 2021, service requests started to decline in May 2021 compared to the comparable months of 2020 as a result of the surge in 2020 and due to impacts of the Angi Inc.'s brand integration initiative launched in March 2021. Moreover, many service professionals' businesses have been adversely impacted by labor and material constraints and many service professionals have and continue to have limited capacity to take on new business, which continues to negatively impact the ability of these businesses to monetize the slightly increased level of service requests. Although Angi Inc.'s ability to monetize service requests rebounded modestly in the second half of 2021, it still has not returned to levels it experienced pre-COVID-19. No assurances can be provided that Angi Inc. will continue to be able to improve monetization, or that service professionals' businesses and, as a consequence, its revenue and profitability will not continue to be adversely impacted in the future. The Search segment has experienced an increase in revenue in the year ended December 31, 2021 compared to the prior year due, in part, to lower advertising rates in 2020 due to the impact of COVID-19.
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

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

On an ongoing basis, the Company evaluates its estimates, judgments and assumptions, including those related to: the fair values of cash equivalents and marketable debt and equity securities; the carrying value of accounts receivable, including the determination of the allowance for credit losses and the determination of revenue reserves; the determination of the customer relationship period for certain costs to obtain a contract with a customer; the carrying value of right-of-use assets ("ROU assets"); the useful lives and recoverability of buildings, capitalized software, leasehold improvements and equipment and definite-lived intangible assets; the fair value of assets acquired and liabilities assumed as a result of an acquisition and the allocation of purchase price to the identifiable intangible assets acquired during the measurement period; the recoverability of goodwill and indefinite-lived intangible assets; the fair value of equity securities without readily determinable fair values; contingencies; the fair value of acquisition-related contingent consideration arrangements; unrecognized tax benefits; the valuation allowance for deferred income tax assets; pension and postretirement benefit expenses, including actuarial assumptions regarding discount rates, expected returns on plan assets and healthcare costs; and the fair value of and forfeiture rates for stock-based awards, among others. The Company bases its estimates, judgments and assumptions on historical experience, its forecasts and budgets and other factors that the Company considers relevant.
Accounting for Investments in Equity Securities
The Company's equity securities, other than those of its consolidated subsidiaries and those accounted for under the equity method, are accounted for at fair value or under the measurement alternative of Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") No. 2016-01, Recognition and Measurement of Financial Assets and Liabilities, with any changes to fair value recognized in "Other income (expense), net" in the statement of operations each reporting period. Under the measurement alternative, equity investments without readily determinable fair values are carried at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar securities of the same issuer; fair value is generally determined based on a market approach as of the transaction date. A security will be considered identical or similar if it has identical or similar rights to the equity securities held by the Company. The Company reviews its investments in equity securities without readily determinable fair values for impairment each reporting period when there are qualitative factors or events that indicate possible impairment. Factors the Company considers in making this determination include negative changes in industry and market conditions, financial performance, business prospects, and other relevant events and factors. When indicators of impairment exist, the Company prepares quantitative assessments of the fair value of its investments in equity securities, which require judgment and the use of estimates. When the Company's assessment indicates that the fair value of the investment is below its carrying value, the Company writes down the investment to its fair value and records the corresponding charge in "Other income (expense), net" in the statement of operations. See "Note 7—Financial Instruments and Fair Value Measurements for additional information on the impairments of certain equity securities without readily determinable fair values recorded during the year ended December 31, 2020.
The Company accounts for investments in the common stock or in-substance common stock of entities in which the Company has the ability to exercise significant influence over the operating and financial matters of the investee, but does not have a controlling financial interest, using the equity method. At December 31, 2021 and 2020, the Company had one investment accounted for using the equity method, which is included in "Long-term investments" in the balance sheet.
Revenue Recognition
The Company accounts for a contract with a customer when it has approval and commitment from all parties, the rights of the parties and payment terms are identified, the contract has commercial substance and collectability of consideration is probable. Revenue is recognized when control of the promised services or goods is transferred to our customers and in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services or goods.
The Company's disaggregated revenue disclosures are presented in "Note 13—Segment Information."
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
For contracts that have an original duration of one year or less, the Company uses the practical expedient available under ASU No. 2014-09, Revenue from Contracts with Customers, applicable to such contracts and does not consider the time value of money.
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
Practical Expedients and Exemptions
As permitted under the practical expedient available under ASU No. 2014-09, the Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less, (ii) contracts with variable consideration that is tied to sales-based or usage-based royalties, allocated entirely to unsatisfied performance obligations, or to a wholly unsatisfied promise accounted for under the series guidance, and (iii) contracts for which the Company recognizes revenue at the amount which it has the right to invoice for services performed.
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
Commissions Paid to Third-Party Agent Sales of Magazine Subscriptions
Dotdash Meredith uses third-party agents to obtain certain subscribers. The agents are paid a commission, which can be as much as the subscription price charged to the subscriber. Dotdash Meredith subscriptions do not have substantive termination penalties; therefore, the contract term is determined on an issue-by-issue basis. Accordingly, these costs do not qualify for capitalization because there is no contract with a customer until a copy is served to a customer; therefore these costs are expensed when the publication is sent to the customer. Dotdash Meredith recognizes a liability to the extent the commission is refundable to the third-party agent. Dotdash Meredith expenses additional amounts paid to agents (such as per subscriber bounties) to acquire subscribers as incurred.
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

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

App Store Fees
The Company pays fees to the Apple App Store and the Google Play Store for the distribution of our paid mobile apps. The Company capitalizes and amortizes mobile app store fees related to subscriptions over the term of the applicable subscription.
The following table presents the capitalized costs to obtain a contract with a customer for the years ended December 31, 2021 and 2020:

	Years Ended December 31,
	2021			2020
	Sales Commissions	App Store Fees	Total	Sales Commissions	App Store Fees	Total
	(In thousands)
Current	$39,669	$9,023	$48,692	$50,319	$8,469	$58,788
Non-current	6,086	—	6,086	4,397	—	4,397
Total	$45,755	$9,023	$54,778	$54,716	$8,469	$63,185
During the years ended December 31, 2021, 2020 and 2019, the Company recognized expense of $125.9 million, $101.3 million and $94.9 million, respectively, related to the amortization of capitalized costs to obtain a contract with a customer.
The current and non-current capitalized costs to obtain a contract with a customer are included in "Other current assets" and "Other non-current assets," respectively, in the balance sheet.
Dotdash Meredith
Dotdash Meredith revenue consists of digital and print revenue. Digital revenue consists principally of display advertising, performance marketing, and licensing and other revenue. Print revenue consists principally of subscription, newsstand, print advertising, and performance marketing revenue.
Digital
Display Advertising
Display advertising revenue is generated primarily through digital display advertisements sold directly by Dotdash Meredith's sales team and through programmatic advertising networks. Performance obligations are generally satisfied when the advertisement appears on the receiving platform. The price is determined by an agreed-upon pricing model such as CPC (cost per click), CPM (cost per 1,000 impressions), or flat fees. Revenue based on impression pricing is recognized when the advertisements are delivered consistent with the respective pricing model. Flat fee contracts are recognized ratably over the contract period using a time-elapsed output method. The customer is invoiced the agreed-upon price in the month following the month that the advertisements are delivered with normal trade terms.
As part of Dotdash Meredith's customary business practices, contracts may include a guaranteed number of impressions as well as sales incentives to its customers, including volume discounts, rebates, value added impressions, etc. For all such contracts that include these types of variable consideration, the Company estimates the variable consideration when determining the transaction price. Dotdash Meredith has sufficient historical data and has established processes to reliably estimate these variable components of the transaction price.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Performance Marketing
Performance marketing revenue includes commissions generated through affiliate commerce, affinity marketing, and performance marketing channels. Affiliate commerce and performance marketing commission revenue is generated when Dotdash Meredith refers users to commerce partner websites resulting in a purchase or transaction, or generated on a cost-per-click, cost-per-lead, or some other cost-per-action basis. Performance marketing and affiliate commerce partners are invoiced monthly. Affinity marketing programs partner with third parties to market and place magazine subscriptions online for both Dotdash Meredith and third-party publisher titles where Dotdash Meredith acts as an agent. Commissions are earned when a subscriber name has been provided to the publisher and any free trial period is completed. Dotdash Meredith net settles with the publishers monthly.
Licensing Revenue
Licensing revenue includes symbolic licenses, which include direct-to-retail product partnerships based on Dotdash Meredith's brands, and functional licenses, which consist of content licensing. Revenues from symbolic licenses are in the form of a royalty based on the sale or usage of the branded product, which is recognized over time when the sale or use occurs under the sales or usage-based royalty exception. Revenues from functional licenses are recognized at a point-in-time when Dotdash Meredith content (or advertising displayed alongside content) licensed to a third party is consumed by a customer. Generally, revenues are accrued based on estimated sales and adjusted as actual sales are reported by partners. These adjustments are typically recorded within three months of the initial estimates and have not been material. Any minimum guarantees are typically earned evenly over the year. Revenues from functional licenses are recognized at a point-in-time when access to the completed content is granted to the partner. There is no variable consideration related to functional licenses. Payment terms are contract specific and vary.
Print
Subscription Revenue
Dotdash Meredith subscriptions do not have substantive termination penalties; therefore, the contract term is determined on an issue-to-issue basis. Most of the Company’s subscription sales are prepaid at the time of order and may be canceled at any time for a refund of the pro rata portion of the initial subscription. Accordingly, amounts received from pre-paid subscriptions are recorded as a customer deposit liability rather than as deferred revenue. Each subscription sale is determined to be a distinct performance obligation that is satisfied when the publication is sent to the customer. Revenues from subscriptions are deferred as a customer deposit liability and recognized ratably as subscribers are served. Some subscription offers contain more than one title in a bundle and the transaction price is allocated to each distinct performance obligation based on a standalone-selling price basis. The transaction price is fixed upon establishment of the contract that contains the final terms of the sale, including description, quantity, and price of each subscription purchased.
Newsstand Revenue
Newsstand revenue is related to single copy magazines or bundles of single copy magazines to wholesalers for resale on newsstands. Publications sold to magazine wholesalers are sold with the right to receive credit from Dotdash Meredith for magazines returned to the wholesaler by retailers. Revenue is recognized on the issue's on-sale date as the date aligns most closely with the date that control is transferred to the customer. Wholesalers are invoiced a percentage of estimated final sales the month after the issue’s initial on-sale date. Final payments are settled under normal industry terms.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Print Advertising
Print advertising revenue relates to the sale of advertising in magazines directly to advertisers or through advertising agencies, which is recognized when the magazine issue is published, which is the issue’s on-sale date. The customer is invoiced the agreed-upon price when the advertisements are published under normal industry trade terms. Contracts may include guaranteed circulation levels, as well as sales incentives including volume discounts, rebates, bonus pages, etc. For contracts that include these types of variable consideration, Dotdash Meredith estimates the variable consideration when determining the transaction price. Dotdash Meredith has sufficient historical data and has established processes to reliably estimate the variable components of the transaction price.
Performance Marketing
Performance marketing principally consists of affinity marketing revenue. Dotdash Meredith partners with traditional customer facing channels, such as brick and mortar retailers and call centers, to place magazine subscriptions. Dotdash Meredith net settles with these third-parties monthly.
Other Revenue
Print revenues includes other revenue streams that are primarily projects based. The revenue may relate to any one or combination of the following activities: advertising audience targeting, custom publishing, content strategy and development, email marketing, social media, database marketing, and search engine optimization. Depending on the contractual arrangement, revenue is recognized either as the purchased advertising is run on third-party platforms, or over the contractual period as the products do not have an alternate use to Dotdash Meredith or its other clients. Payment terms vary based on the nature of the contract.
Angi Inc.
Revenue is primarily derived from consumer connection revenue, which comprises fees paid by Angi Leads service professionals for consumer matches (regardless of whether the service professional ultimately provides the requested service). Consumer connection revenue varies based upon several factors, including the service requested, product experience offered, and geographic location of service. Consumer connection revenue is generally billed one week following a consumer match, with payment due upon receipt of invoice. The Company maintains revenue reserves for potential credits issued to Angi Leads services providers.
Revenue is also derived from (i) sales of time-based website, mobile and call center advertising to service professionals, (ii) Angi Leads service professional membership subscription fees, (iii) membership subscription fees from consumers, (iv) service warranty subscription and other services and (v) revenue from completed jobs sourced through the Angi Services platforms. Angi service professionals generally pay for advertisements in advance on a monthly or annual basis at the option of the service professional, with the average advertising contract term being approximately one year. Angi website, mobile and call center advertising revenue is recognized ratably over the contract term. Revenue from the sale of advertising in the Angie’s List Magazine is recognized in the period in which the publication is distributed. Service professional membership subscription revenue is initially deferred upon receipt of payment and is recognized using the straight-line method over the applicable subscription period, which is typically one year. Angi prepaid consumer membership subscription fees are recognized as revenue using the straight-line method over the term of the applicable subscription period, which is typically one year. Consumers typically pay when a job is scheduled through the Angi Services platform, or when the job is completed for Angi Roofing. Billing practices are governed by the contract terms of each project as negotiated with the consumer. Billings do not necessarily correlate with revenue recognized over time as this is based on the timing of when the consumer receives the promised services.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Prior to January 1, 2020, Handy recorded revenue on a net basis. Effective January 1, 2020, the Company modified the Handy terms and conditions so that Handy, rather than the service professional, has the contractual relationship with the consumer to deliver the service and Handy, rather than the consumer, has the contractual relationship with the service professional. Consumers request services and pay for such services directly through the Handy platform and then Handy fulfills the request with independently established home services providers engaged in a trade, occupation and/or business that customarily provides such services. This change in contractual terms requires gross revenue accounting treatment effective January 1, 2020 and resulted in an increase in revenue of $73.8 million during the year ended December 31, 2020.
Search
Ask Media Group revenue consists primarily of advertising revenue generated principally through the display of paid listings in response to search queries, as well as from display advertisements appearing alongside content on its various websites and, to a lesser extent, affiliate commerce commission revenue. Paid listings are advertisements displayed on search results pages that generally contain a link to advertiser websites. The majority of the paid listings displayed by Ask Media Group is supplied to us by Google Inc. ("Google") pursuant to our services agreement with Google. Pursuant to this agreement, Ask Media Group businesses transmit search queries to Google, which in turn transmits a set of relevant and responsive paid listings back to these businesses for display in search results. This ad-serving process occurs independently of, but concurrently with, the generation of algorithmic search results for the same search queries. Google paid listings are displayed separately from algorithmic search results and are identified as sponsored listings on search results pages. Paid listings are priced on a price per click basis and when a user submits a search query through an Ask Media Group business and then clicks on a Google paid listing displayed in response to the query, Google bills the advertiser that purchased the paid listing and shares a portion of the fee charged to the advertiser with the Ask Media Group business. The Company recognizes paid listing revenue from Google when it delivers the user's click. In cases where the user’s click is generated due to the efforts of a third-party distributor, we recognize the amount due from Google as revenue and record a revenue share or other payment obligation to the third-party distributor as traffic acquisition costs.
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
Mosaic Group revenue consists primarily of fees paid by subscribers for downloadable mobile applications distributed through the Apple App Store and Google Play Store and directly from consumers, as well as display advertisements. Fees related to subscription downloadable mobile applications are generally recognized either over the term of the subscription period, which is up to one year, for those applications that must be connected to our servers to function, or at the time of the sale when the software license is delivered. Fees related to display advertisements are recognized when an advertisement is displayed.
Bluecrew revenue consists of service revenue, which is generated through staffing workers and recognized as control of the promised services is transferred to our customers.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Vivian Health revenue consists of subscription revenue, which is generated through recruiting agencies that seek access to qualified healthcare professionals and is recognized at the earlier of the full delivery of the promised services or over the length of the subscription period.
The Daily Beast revenue consists of advertising revenue, which is generated primarily through display advertisements (sold directly and through programmatic advertising networks), and to a lesser extent, affiliate commerce commission revenue.
Revenue of IAC Films and College Humor Media, which was sold in the first quarter of 2020, is generated primarily through media production and distribution and advertising. Production revenue is recognized when control is transferred to the customer to broadcast or exhibit, and advertising revenue is recognized when an advertisement is displayed or over the advertising period.
Accounts Receivables, Net of the Allowance for Credit Losses and Revenue Reserves
Accounts receivable include amounts billed and currently due from customers. The allowance for credit losses is based upon a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history, the specific customer’s ability to pay its obligation and any other forward-looking data regarding customers' ability to pay that is available. Customer payments that are not collected in advance of the transfer of promised services or goods are generally due no later than 30 days from invoice date, with the exception of invoices at Dotdash Meredith, which vary by revenue stream as discussed above. The Company also maintains allowances to reserve for potential credits issued to consumers or other revenue adjustments. The amounts of these reserves are based primarily upon historical experience.
Deferred Revenue
Deferred revenue consists of payments that are received or are contractually due in advance of the Company's performance obligation. The Company’s deferred revenue is reported on a contract by contract basis at the end of each reporting period. The Company classifies deferred revenue as current when the remaining term of the applicable subscription period or expected completion of its performance obligation is one year or less. The current and non-current deferred revenue balances are $137.7 million and $0.7 million, respectively, at December 31, 2020, and $94.7 million and $0.6 million, respectively, at December 31, 2019. During the year ended December 31, 2021, the Company recognized $132.2 million of revenue that was included in the deferred revenue balance at December 31, 2020. During the year ended December 31, 2020, the Company recognized $86.6 million of revenue that was included in the deferred revenue balance at December 31, 2019. The current and non-current deferred revenue balances are $165.5 million and $0.4 million, respectively, at December 31, 2021. Included in the current deferred revenue balance at December 31, 2021 is $24.1 million related to Meredith, acquired December 1, 2021. Non-current deferred revenue is included in "Other long-term liabilities" in the balance sheet.
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

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Investments in Debt Securities
At times the Company invests in marketable debt securities with active secondary or resale markets to ensure portfolio liquidity to fund current operations or satisfy other cash requirements as needed. Marketable debt securities are adjusted to fair value each quarter, and the unrealized gains and losses, net of tax, are included in accumulated other comprehensive income (loss) as a separate component of shareholders' equity. The specific-identification method is used to determine the cost of debt securities sold and the amount of unrealized gains and losses reclassified out of accumulated other comprehensive income (loss) into earnings. The Company also invests in non-marketable debt securities as part of its investment strategy. We review our debt securities for impairment each reporting period. The Company recognizes an unrealized loss on debt securities in net earnings when the impairment is determined to be other-than-temporary. Factors we consider in making such determination include the duration, severity and reason for the decline in value and the potential recovery and our intent to sell the debt security. We also consider whether we will be required to sell the security before recovery of its amortized cost basis and whether the amortized cost basis cannot be recovered because of credit losses. If an impairment is considered to be other-than-temporary, the debt security will be written down to its fair value and the loss will be recognized within "Other income (expense), net" in the statement of operations. There were no marketable debt securities at December 31, 2021. At December 31, 2020 marketable debt securities consisted of treasury discount notes.
Certain Risks and Concentrations—Services Agreement with Google (the "Services Agreement")
A meaningful portion of the Company's revenue (and a substantial portion of IAC’s net cash from operating activities attributable to continuing operations that it can freely access) is attributable to the Services Agreement. In addition, the Company earns certain other advertising revenue from Google that is not attributable to the Services Agreement. For the years ended December 31, 2021, 2020 and 2019, total revenue earned from Google was $755.1 million, $556.1 million and $732.1 million, respectively, representing 20%, 20%, and 29%, respectively, of the Company's revenue. The related accounts receivable totaled $89.1 million and $61.9 million at December 31, 2021 and 2020, respectively.
The total revenue earned from the Services Agreement for the years ended December 31, 2021, 2020 and 2019, was $661.3 million, $498.3 million and $677.0 million, respectively, representing 18%, 18% and 27%, respectively, of the Company's revenue.
The revenue attributable to the Services Agreement is earned by Ask Media Group and the Desktop business, both within the Search segment. For the years ended December 31, 2021, 2020 and 2019, revenue earned from the Services Agreement was $542.1 million, $344.8 million and $385.9 million, respectively, within Ask Media Group, and $119.1 million, $153.5 million and $291.1 million, respectively, within the Desktop business.
Effective August 1, 2021, the Company and Google amended the Services Agreement to extend the expiration date from March 31, 2023 to March 31, 2024 and to provide for an automatic renewal for an additional one year period absent a notice of non-renewal from either party on or before March 31, 2023. The Company believes that the amended agreement, taken as a whole, is comparable to its previously existing agreement with Google. The Services Agreement requires that the Company comply with certain guidelines promulgated by Google. Google may generally unilaterally update its policies and guidelines without advance notice. These updates may be specific to the Services Agreement or could be more general and thereby impact the Company as well as other companies. These policy and guideline updates have in the past and could in the future require modifications to, or prohibit and/or render obsolete certain of our products, services and/or business practices, which have been and could be costly to address or negatively impact revenue and have had and in the future could have an adverse effect on our financial condition and results of operations. As described below, Google has made changes to the policies under the Services Agreement and has also made industry-wide changes that have negatively impacted the Desktop business-to-consumer ("B2C") business and it may do so in the future.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Certain industry-wide policy changes became effective on July 1, 2019 and August 27, 2020. These industry-wide changes, combined with increased enforcement of policies under the Services Agreement have had a negative impact on the results of operations of the B2C business. During the year ended December 31, 2020, the Company reassessed the fair values of the Desktop reporting unit and the related indefinite-lived intangible assets and recorded goodwill and intangible asset impairments of $265.1 million and $32.2 million, respectively. The reduction in the Company’s fair value estimates was due to lower consumer queries, increasing challenges in monetization and the reduced ability to market profitably due to policy changes implemented by Google and other browsers. The effects of COVID-19 on monetization were an additional factor.
During the fourth quarter of 2020, Google suspended services with respect to some B2C's products and may do so with respect to other products in the future. As a result, the B2C business elected to modify certain marketing strategies in early January 2021. Subsequently, Google informed us of another policy change in the first quarter of 2021 that became effective on May 10, 2021. We anticipated that this Google policy change would eliminate our ability to successfully introduce and market new B2C products that would be profitable. Therefore, we undertook cost reduction measures and effectively eliminated all marketing of B2C products beginning in March 2021. This elimination of marketing has positively impacted profitability in 2021 because revenue from B2C products is earned over multiple periods beyond just the period in which the initial marketing is incurred. Following the cessation of the introduction of new products in March 2021, the B2C revenue stream relates solely to the then existing installed base of products. For the year ended December 31, 2021, B2C revenue declined by $55.5 million to $77.7 million, while Desktop operating income, excluding the goodwill and intangible asset impairment charges in 2020, increased by $32.5 million to $49.7 million, versus the year ended December 31, 2020. Beyond 2021, we expect the revenue and profits of the B2C business and Desktop, respectively, to decline significantly.
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
Inventories
Inventories consist mainly of paper stock, editorial content, books, and other merchandise at Dotdash Meredith and are stated at the lower of cost or estimated net realizable value. Cost is determined using the first-in, first-out method for books and weighted average cost method for paper and other merchandise.
Buildings, Capitalized Software, Leasehold Improvements, Equipment and Land
Buildings, capitalized software, leasehold improvements, equipment and land are recorded at cost or at fair value to the extent acquired in a business combination. Repairs and maintenance costs are expensed as incurred. Amortization of leasehold improvements, which is included within depreciation within the statement of operations, and depreciation are computed using the straight-line method over the estimated useful lives of the assets, or, in the case of leasehold improvements, the lease term, if shorter.
The Company capitalizes certain internal use software costs including external direct costs utilized in developing or obtaining the software and compensation for personnel directly associated with the development of the software. Capitalization of such costs begins when the preliminary project stage is complete and ceases when the project is substantially complete and ready for its intended purpose. The net book value of capitalized internal use software is $131.6 million and $68.0 million at December 31, 2021 and 2020, respectively.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Asset Category	Estimated Useful Lives
Buildings and leasehold improvements	3 to 39 Years
Capitalized software and computer equipment	2 to 3 Years
Furniture and other equipment	3 to 12 Years
Business Combinations and Contingent Consideration Arrangements
The purchase price of each acquisition is attributed to the assets acquired and liabilities assumed based on their fair values at the date of acquisition, including identifiable intangible assets that either arise from a contractual or legal right or are separable from goodwill. The Company usually obtains the assistance of outside valuation experts to assist in the allocation of purchase price to the identifiable intangible assets acquired. While outside valuation experts may be used, management has ultimate responsibility for the valuation methods, models and inputs used and the resulting purchase price allocation. The excess purchase price over the value of net tangible and identifiable intangible assets acquired is recorded as goodwill and is assigned to the reporting unit(s) that is expected to benefit from the business combination as of the acquisition date. The acquisition of Meredith closed on December 1, 2021. The allocation of purchase price to the assets acquired and liabilities assumed and determination of the reporting units for Meredith is still in process of being assessed. Once that is completed the determination of fair value of the reporting units will need to be determined so that goodwill can be allocated. Therefore, the allocation of goodwill for the acquisition of Meredith is not complete as of December 31, 2021. See "Note 5—Business Combinations" for a description of the preliminary status of the accounting for this business combination.
In connection with certain business combinations, the Company has entered into contingent consideration arrangements that are determined to be part of the purchase price. Each of these arrangements is initially recorded at its fair value at the time of the acquisition and reflected at current fair value for each subsequent reporting period thereafter until settled. Generally, our contingent consideration arrangements are based upon financial performance and/or operating metric targets. The Company generally determines the fair value of the contingent consideration arrangements by using probability-weighted analyses to determine the amounts of the gross liability, and, if the arrangement is long-term in nature, applying a discount rate that appropriately captures the risk associated with the obligation to determine the net amount reflected in the financial statements. Significant changes in forecasted earnings or operating metrics would result in a significantly higher or lower fair value measurement. The changes in the remeasured fair value of the contingent consideration arrangements during each reporting period, including the accretion of the discount, if applicable, are recognized in "General and administrative expense" in the statement of operations. See "Note 7—Financial Instruments and Fair Value Measurements" for a discussion of contingent consideration arrangements.
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
For the Company's annual goodwill test at October 1, 2021, a qualitative assessment of the Angi Inc., Care.com, Bluecrew and Vivian Health reporting units' goodwill was performed because the Company concluded it was more likely than not that the fair value of these reporting units was in excess of their respective carrying values. The primary factors that the Company considered in its qualitative assessment for each of these reporting units are described below:
•Angi Inc.'s October 1, 2021 market capitalization of $6.2 billion exceeded its carrying value by approximately $5.0 billion.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

•The Company prepared valuations of the Care.com, Bluecrew and Vivian Health reporting units primarily in connection with the issuance and/or settlement of equity awards that are denominated in the equity of these businesses during the year ended December 31, 2021. The valuations were prepared time proximate to, however, not as of, October 1, 2021. The fair value of each of these businesses was in excess of its October 1, 2021 carrying value.
For the Company's annual goodwill test at October 1, 2021, the Company quantitatively tested the Mosaic Group reporting unit. The Company's quantitative test indicated that there was no impairment. The Company's Dotdash Meredith, Ask Media Group, Desktop, The Daily Beast, IAC Films and Newco reporting units have no goodwill as of October 1, 2021.
The aggregate carrying value of goodwill for which the most recent estimate of the excess of fair value over carrying value is less than 20% is approximately $243.0 million.
The fair value of the Company's reporting units (except for Angi Inc. described above) is determined using both an income approach based on discounted cash flows ("DCF") and a market approach when it tests goodwill for impairment, either on an interim basis or annual basis as of October 1 each year. The Company uses the same approach in determining the fair value of its businesses in connection with its non-public subsidiary denominated stock-based compensation plans, which can be a significant factor in the decision to apply the qualitative assessment rather than a quantitative test. Determining fair value using a DCF analysis requires the exercise of significant judgment with respect to several items, including the amount and timing of expected future cash flows and appropriate discount rates. The expected cash flows used in the DCF analyses are based on the Company's most recent forecast and budget and, for years beyond the budget, the Company's estimates, which are based, in part, on forecasted growth rates. The discount rates used in the DCF analyses are intended to reflect the risks inherent in the expected future cash flows of the respective reporting units. Assumptions used in the DCF analyses, including the discount rate, are assessed based on each reporting unit's current results and forecasted future performance, as well as macroeconomic and industry specific factors. The discount rates used in the quantitative test for determining the fair value of the Company's reporting units was 15.0% in both 2021 and 2020 (for the Mosaic reporting unit). Determining fair value using a market approach considers multiples of financial metrics based on both acquisitions and trading multiples of a selected peer group of companies. From the comparable companies, a representative market multiple is determined which is applied to financial metrics to estimate the fair value of a reporting unit. To determine a peer group of companies for our respective reporting units, we considered companies relevant in terms of consumer use, monetization model, margin and growth characteristics, and brand strength operating in their respective sectors.
While the Company has the option to qualitatively assess whether it is more likely than not that the fair values of its indefinite-lived intangible assets are less than their carrying values, the Company's policy is to determine the fair value of each of its indefinite-lived intangible assets annually as of October 1, in part, because the level of effort required to perform the quantitative and qualitative assessments is essentially equivalent. The Company determines the fair value of indefinite-lived intangible assets using an avoided royalty DCF valuation analysis. Significant judgments inherent in this analysis include the selection of appropriate royalty and discount rates and estimating the amount and timing of expected future cash flows. The discount rates used in the DCF analyses are intended to reflect the risks inherent in the expected future cash flows generated by the respective intangible assets. The royalty rates used in the DCF analyses are based upon an estimate of the royalty rates that a market participant would pay to license the Company's trade names and trademarks. The future cash flows are based on the Company's most recent forecast and budget and, for years beyond the budget, the Company's estimates, which are based, in part, on forecasted growth rates. Assumptions used in the avoided royalty DCF analyses, including the discount rate and royalty rate, are assessed annually based on the actual and projected cash flows related to the asset, as well as macroeconomic and industry specific factors. The discount rates used in the Company's annual indefinite-lived impairment assessment ranged from 10.0% to 40.0% in 2021 and 11.5% to 25.0% in 2020, and the royalty rates used ranged from 1.0% to 5.0% in 2021 and 1.00% to 5.5% in 2020.
If the carrying value of an indefinite-lived intangible asset exceeds its estimated fair value, an impairment equal to the excess is recorded. There are no indefinite-lived intangible assets for which the most recent estimate of the excess fair value over carrying value is less than 20%.
The October 1, 2021 annual assessments of goodwill and indefinite-lived intangible assets did not identify any impairments.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

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
The October 1, 2020 annual assessments of goodwill and indefinite-lived intangible assets did not identify any additional impairments.
The October 1, 2019 annual assessment of goodwill and indefinite-lived intangible assets identified a $3.3 million goodwill impairment charge and $0.7 million trade name impairment both related to the College Humor Media business.
Impairment charges recorded on indefinite-lived intangibles are included in "Amortization of intangibles" in the statement of operations.
Digital and Print are separate operating segments within the Dotdash Meredith reporting unit and North America and Europe are separate operating segments within the Angi Inc. reporting unit. Within the Company's Emerging & Other reportable segment, Mosaic Group, Care.com, Bluecrew, Vivian Health, The Daily Beast, IAC Films, and Newco are separate operating segments, which are consistent with its reporting units. Ask Media Group and Desktop are separate reporting units within the Search reportable segment. Goodwill is tested for impairment at the reporting unit level. See "Note 13—Segment Information" for additional information regarding the Company's method of determining operating and reportable segments.

Long-Lived Assets and Intangible Assets with Definite Lives
Long-lived assets, which consist of ROU assets, buildings, capitalized software, leasehold improvements and equipment, and intangible assets with definite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The carrying value of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying value is deemed not to be recoverable, an impairment loss is recorded equal to the amount by which the carrying value of the long-lived asset exceeds its fair value. Amortization of definite-lived intangible assets is computed either on a straight-line basis or based on the pattern in which the economic benefits of the asset are expected to be realized.
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

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

•Level 3: Unobservable inputs for which there is little or no market data and require the Company to develop its own assumptions, based on the best information available in the circumstances, about the assumptions market participants would use in pricing the assets or liabilities. See "Note 7—Financial Instruments and Fair Value Measurements" for a discussion of fair value measurements made using Level 3 inputs.
The Company's non-financial assets, such as goodwill, intangible assets, ROU assets and buildings, capitalized software, leasehold improvements and equipment, are adjusted to fair value only when an impairment is recognized. The Company's financial assets, comprising equity securities without readily determinable fair values, are adjusted to fair value when observable price changes are identified or an impairment is recognized. Such fair value measurements are based predominantly on Level 3 inputs.
Advertising Costs
Advertising costs are expensed in the period incurred (when the advertisement first runs for production costs that are initially capitalized) and represent online marketing, including fees paid to search engines, social media sites and third parties that distribute our B2C downloadable applications, offline marketing, which is primarily television advertising, partner-related payments to those who direct traffic to the brands within our Angi Inc. segment, and direct-mail costs for magazine subscription acquisition efforts within our Dotdash Meredith segment. Advertising expense is $877.2 million, $796.7 million and $795.1 million for the years ended December 31, 2021, 2020 and 2019, respectively.
The Company capitalizes and amortizes the costs associated with certain distribution arrangements that require us to pay a fee per access point delivered. These access points are generally in the form of downloadable applications associated with our direct-to consumer operations. These fees are amortized over the estimated useful lives of the access points to the extent the Company can reasonably estimate a probable future economic benefit and the period over which such benefit will be realized (generally 18 months). Otherwise, the fees are charged to expense as incurred. Beginning in March 2021, the Company effectively eliminated all marketing of B2C products in connection with Google policy changes. Refer to "Certain Risks and Concentrations—Services Agreement with Google (the "Services Agreement") above for additional information. At December 31, 2021 and 2020, the unamortized capitalized downloadable search toolbar costs in our B2C business are $0.6 million and $13.2 million, respectively.
Legal Costs
Legal costs are expensed as incurred.
Income Taxes
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

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

The Company was included within Old IAC’s tax group for purposes of federal and consolidated state income tax return filings through June 30, 2020, the date of the MTCH Separation. For periods prior thereto, the income tax benefit and/or provision was computed for the Company on an as if standalone, separate return basis and payments to and refunds from Old IAC for the Company’s share of Old IAC’s consolidated federal and state tax return liabilities/receivables calculated on this basis have been reflected within cash flows from operating activities in the statement of cash flows.
Pensions and Postretirement Benefits
In connection with the acquisition of Meredith, the Company has assumed the obligations under its pension plans. Pension benefits for the domestic plans are generally based on formulas that reflect interest credits allocated to participants’ accounts based on years of benefit service and annual pensionable earnings. The domestic plans are frozen with respect to new participants. There were no active participants in the international plans so there will be no future service cost for the international plans.
The Company utilizes a mark-to-market approach to account for pension and postretirement benefits. Under this approach, the Company immediately recognizes changes in the fair value of plan assets and actuarial gains or losses in the fourth quarter of each fiscal year or whenever a plan is required to be remeasured. Events requiring a plan remeasurement are recognized in the quarter in which the remeasurement event occurs. The remaining components of pension and other postretirement plan net periodic benefit costs are recorded on a quarterly basis. The discount rates utilized are based on the investment yields of high quality corporate bonds available in the marketplace with maturities equal to projected cash flows of future benefit payments as of the measurement date.
It is the Company’s policy to fund the qualified pension plans to at least the extent required to maintain their fully funded status. In addition, the Company provides health care and life insurance benefits for certain retired employees, the expected costs of which are accrued over the years that the employees render services. It is Company’s policy to fund postretirement benefits as claims are paid. See "Note 17—Pension and Postretirement Benefit Plans" for additional information.
Earnings Per Share
Undistributed earnings allocated to the participating security is subtracted from earnings in determining earnings attributable to holders of IAC common stock and Class B common stock for basic net earnings (loss) per share ("EPS"). Basic EPS is computed by dividing net earnings (loss) attributable to holders of IAC common stock and Class B common stock by the weighted-average number of shares of common stock and Class B common stock outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vested resulting in the issuance of common stock that could share in the earnings of the Company. For periods prior to the MTCH Separation, the Company calculated basic and diluted earnings per share using the shares issued on June 30, 2020, the date of the MTCH Separation. See "Note 11—Earnings Per Share" for additional information on dilutive securities.
Foreign Currency Translation and Transaction Gains and Losses
The financial position and operating results of foreign entities whose primary economic environment is based on their local currency are consolidated using the local currency as the functional currency. These local currency assets and liabilities are translated at the rates of exchange as of the balance sheet date, and local currency revenue and expenses of these operations are translated at average rates of exchange during the period. Translation gains and losses are included in accumulated other comprehensive income as a component of shareholders' and parent's equity. Transaction gains and losses resulting from assets and liabilities denominated in a currency other than the functional currency are included in the statement of operations as a component of "Other income (expense), net". See "Note 18—Financial Statement Details" for additional information regarding foreign currency exchange gains and losses.
Translation gains and losses relating to foreign entities that are liquidated or substantially liquidated are reclassified out of accumulated other comprehensive income (loss) into earnings. During the years ended December 31, 2021 and 2020, losses and gains of $10.0 million and $0.1 million, respectively, were reclassified into earnings and included in "Other income (expense), net" in the statement of operations. There were no such gains or losses for the year ended December 31, 2019.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Stock-Based Compensation
Stock-based compensation is measured at the grant date based on the fair value of the award and is generally expensed over the requisite service period. See "Note 12—Stock-Based Compensation" for a discussion of the Company's stock-based compensation plans.
Redeemable Noncontrolling Interests
Noncontrolling interests in the subsidiaries of the Company are ordinarily reported on the balance sheet within shareholders' equity, separately from the Company's equity. However, securities that are redeemable at the option of the holder and not solely within the control of the issuer must be classified outside of shareholders' equity. Accordingly, all noncontrolling interests that are redeemable at the option of the holder are presented outside of shareholders' and parents' equity in the balance sheet.
In connection with the acquisition of certain subsidiaries, management of these businesses has retained an ownership interest. The Company is party to fair value put and call arrangements with respect to these interests. These put and call arrangements allow management of these businesses to require the Company to purchase their interests or allow the Company to acquire such interests at fair value, respectively. The put arrangements do not meet the definition of a derivative instrument as the put agreements do not provide for net settlement. These put and call arrangements become exercisable by the Company and the counter-party at various dates in the future. Two of these arrangements were exercised during the year ended December 31, 2021 and one of these arrangements was exercised during each of the years ended December 31, 2020 and 2019. These put arrangements are exercisable by the counter-party outside the control of the Company. Accordingly, to the extent that the fair value of these interests exceeds the value determined by normal noncontrolling interest accounting, the value of such interests is adjusted to fair value with a corresponding adjustment to additional paid-in capital or invested capital. During the years ended December 31, 2021, 2020 and 2019, the Company recorded adjustments of $777.7 million, $183.3 million and $11.6 million, respectively (of which $777.3 million, $171.0 million and $0.5 million, respectively, were related to Vimeo), to increase these interests to fair value. Fair value determinations require high levels of judgment and are based on various valuation techniques, including market comparables and discounted cash flow projections.
Redeemable noncontrolling interests attributable to discontinued operations at December 31, 2020 was $188.0 million.
Recent Accounting Pronouncements
Recent Accounting Pronouncements Adopted by the Company
ASU 2021-08 – Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers

In October 2021, the FASB issued ASU No. 2021-08, which changes how entities recognize assets acquired and liabilities assumed in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers. The provisions of ASU No. 2021-08 require acquiring entities to recognize and measure contract assets and contract liabilities, including deferred revenue, acquired in a business combination in accordance with ASU No. 2014-09 (Topic 606), Revenue from Contracts with Customers, as if it had originated the contracts. The provisions of ASU No. 2021-08 are effective for fiscal years beginning after December 15, 2022, with early adoption permitted, including adoption in an interim period. The Company early adopted ASU 2021-08 effective in the fourth quarter of 2021. An entity that early adopts in an interim period is required to apply the amendments (i) retrospectively to all business combinations for which the acquisition date occurs on or after the beginning of the fiscal year that includes the interim period of early adoption and (ii) prospectively to all business combinations that occur on or after the date of initial application. Early adoption has no retrospective impact on the Company. The adoption of ASU 2021-08 may have a material impact on the purchase accounting for prospective business combinations.
Recent Accounting Pronouncements Not Yet Adopted by the Company
There are no recently issued accounting pronouncements that have not yet been adopted that are expected to have a material effect on the results of operations, financial condition or cash flows of the Company.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation.
NOTE 3—INCOME TAXES
U.S. and foreign earnings (loss) before income taxes and noncontrolling interests are as follows:

	Years Ended December 31,
	2021	2020	2019
	(In thousands)
U.S.	$758,538	$234,345	$(11,249)
Foreign	(28,732)	9,815	45,566
Total	$729,806	$244,160	$34,317
The components of the income tax provision (benefit) are as follows:

	Years Ended December 31,
	2021	2020	2019
	(In thousands)
Current income tax provision (benefit):
Federal	$(5,818)	$(29,181)	$(1,117)
State	4,750	2,326	157
Foreign	6,681	(496)	2,985
Current income tax provision (benefit)	5,613	(27,351)	2,025

Deferred income tax provision (benefit):
Federal	111,755	(8,097)	(39,454)
State	18,063	(6,126)	(9,746)
Foreign	3,559	(4,133)	(174)
Deferred income tax provision (benefit)	133,377	(18,356)	(49,374)
Income tax provision (benefit)	$138,990	$(45,707)	$(47,349)
The tax effects of cumulative temporary differences that give rise to significant deferred tax assets and deferred tax liabilities are presented below. The valuation allowance relates to deferred tax assets for which it is more likely than not that the tax benefit will not be realized.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

	December 31,
	2021	2020
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$557,329	$392,871
Long-term lease liabilities	157,504	58,457
Customer deposit liability	56,194	—
Tax credit carryforwards	48,081	41,970
Accrued expenses	47,754	17,247
Stock-based compensation	25,477	41,850
Other	53,263	32,043
Total deferred tax assets	945,602	584,438
Less: valuation allowance	(112,640)	(111,691)
Net deferred tax assets	832,962	472,747

Deferred tax liabilities:
Investment in MGM Resorts International	(389,837)	(197,998)
Intangible assets, net of accumulated amortization	(271,629)	(34,170)
Investment in subsidiaries	(227,632)	(242,537)
Right-of-use assets	(122,095)	(43,074)
Buildings, capitalized software, leasehold improvements, equipment and land, net	(70,959)	(16,645)
Other	(134,010)	(14,926)
Total deferred tax liabilities	(1,216,162)	(549,350)
Net deferred tax liabilities	$(383,200)	$(76,603)
At December 31, 2021, the Company had federal and state net operating losses ("NOLs") of $1.8 billion and $1.3 billion, respectively, available to offset future income. Of these federal NOLs, $1.3 billion can be carried forward indefinitely and $0.5 billion, if not utilized, will expire at various times between 2025 and 2036. The state NOLs, if not utilized, will expire at various times between 2022 and 2041. Federal and state NOLs of $1.4 billion and $0.8 billion, respectively, can be used against future taxable income without restriction and the remaining NOLs will be subject to limitations under Section 382 of the Internal Revenue Code, separate return limitations, and applicable law. At December 31, 2021, the Company had foreign NOLs of $496.7 million available to offset future income. Of these foreign NOLs, $446.8 million can be carried forward indefinitely and $49.9 million, if not utilized, will expire at various times between 2022 and 2041. During 2021, the Company recognized tax benefits related to NOLs of $166.4 million. Included in this amount is $49.0 million of tax benefits of acquired attributes, which was recorded as a reduction to goodwill.
At December 31, 2021, the Company had tax credit carryforwards of $65.0 million. Of this amount, $50.8 million relates to credits for research activities, $12.2 million relates to credits for foreign taxes, and $2.0 million relates to various other credits. Of these credit carryforwards, $12.9 million can be carried forward indefinitely and $52.1 million, if not utilized, will expire between 2022 and 2041.
During 2021, the Company's valuation allowance increased by $0.9 million primarily due to the valuation allowance on beginning-of-the-year deferred tax assets related to the Spin-off and acquired foreign net operating losses partially offset by a decrease in other tax loss carryforwards. At December 31, 2021, the Company had a valuation allowance of $112.6 million related to the portion of tax loss carryforwards, foreign tax credits and other items for which it is more likely than not that the tax benefit will not be realized.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

A reconciliation of the income tax provision (benefit) to the amounts computed by applying the statutory federal income tax rate to earnings before income taxes is shown as follows:

	Years Ended December 31,
	2021	2020	2019
	(In thousands)
Income tax provision at the federal statutory rate of 21%	$153,259	$51,274	$7,207
State income taxes, net of effect of federal tax benefit	24,289	16,995	468
Stock-based compensation	(83,396)	(163,633)	(56,708)
Change in judgement on beginning of the year valuation allowance	20,248	(3,544)	—
Non-deductible executive compensation	14,025	14,219	7,409
Research credit	(5,094)	(6,078)	(4,449)
Non-deductible expenses	4,328	5,947	5,353
Deferred tax adjustment for enacted changes in tax laws and rates	4,049	(14,508)	(688)
Change in valuation allowance on capital losses	754	11,385	(7,365)
Non-deductible goodwill impairment	—	53,012	—
Amortizable tax basis related to intercompany transaction	—	(7,044)	—
Other, net	6,528	(3,732)	1,424
Income tax provision (benefit)	$138,990	$(45,707)	$(47,349)
A reconciliation of the beginning and ending amount of unrecognized tax benefits, including penalties but excluding interest, is as follows:

	December 31,
	2021	2020	2019
	(In thousands)
Balance at January 1	$18,233	$16,585	$14,425
Additions for tax positions related to the current year	2,855	3,419	2,332
Settlements	(1,427)	(3,733)	—
Additions for tax positions of prior years	3,420	2,313	238
Reductions for tax positions of prior years	(1,116)	—	—
Expiration of applicable statutes of limitations	(4,516)	(351)	(410)
Balance at December 31	$17,449	$18,233	$16,585
The Company is routinely under audit by federal, state, local and foreign authorities in the area of income tax as a result of previously filed separate company and consolidated tax returns with Old IAC and for its tax returns filed on a standalone basis following the MTCH Separation. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. The Internal Revenue Service ("IRS") has substantially completed its audit of Old IAC’s federal income tax returns for the years ended December 31, 2013 through 2017, and has begun its audit of the years ended December 31, 2018 through 2019, which include the operations of the Company. The statute of limitations for the years 2013 through 2019 has been extended to December 31, 2023. Returns filed in various other jurisdictions are open to examination for tax years beginning with 2009. Income taxes payable include unrecognized tax benefits considered sufficient to pay assessments that may result from the examination of prior year tax returns. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may not accurately anticipate actual outcomes and, therefore, may require periodic adjustment. Although management currently believes changes in unrecognized tax benefits from period to period and differences between amounts paid, if any, upon resolution of issues raised in audits and amounts previously provided will not have a material impact on the liquidity, results of operations, or financial condition of the Company, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in the income tax provision. At December 31, 2021 and 2020, accruals for interest and penalties are not material.
At December 31, 2021 and 2020, unrecognized tax benefits, including interest and penalties, were $18.0 million and $20.1 million, respectively. Unrecognized tax benefits, including interest and penalties, at December 31, 2021 decreased by $2.1 million due primarily to statute expirations. If unrecognized tax benefits at December 31, 2021 are subsequently recognized, $16.7 million, net of related deferred tax assets and interest, would reduce income tax expense. The comparable amount at December 31, 2020 was $18.5 million. The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease by $2.8 million by December 31, 2022 due to expected settlements of which $2.5 million would reduce the income tax provision.
At December 31, 2021, all of the Company's international cash can be repatriated without any significant tax consequences.
As a result of the Vimeo Spin-Off, the Company’s net deferred tax liability was adjusted for tax attributes from our federal and consolidated state income tax filings that were allocated between the Company and Vimeo. The allocation attributable to Vimeo was recorded in 2021 and is preliminary and subject to adjustment. Any subsequent adjustment to allocated tax attributes will be recognized as an adjustment to deferred taxes and net earnings from discontinued operations. This adjustment is expected to be made in the fourth quarter of 2022 following the filing of the income tax returns for the year ended December 31, 2021.
The Company was included within Old IAC’s tax group for purposes of federal and consolidated state income tax return filings through June 30, 2020, the date of the MTCH Separation. For periods prior thereto, the income tax benefit and/or provision were computed for the Company on an as if standalone, separate return basis and payments to and refunds from Old IAC for the Company’s share of Old IAC’s consolidated federal and state tax return liabilities/receivables calculated on this basis have been reflected within "Cash flows from operating activities attributed to continuing operations" in the statement of cash flows.
As a result of the MTCH Separation, the Company's net deferred tax liability was adjusted via invested capital for tax attributes allocated to it from Old IAC's consolidated federal and state tax filings. The allocation of tax attributes that was recorded as of June 30, 2020 was preliminary. Following the filing of income tax returns for the year ended December 31, 2021, the allocation was finalized and an adjustment of $7.6 million was recorded to additional paid-in-capital.
NOTE 4—DISCONTINUED OPERATIONS
On May 25, 2021, IAC completed the Spin-off. Following the Spin-off, Vimeo became an independent, separately traded public company. Therefore, Vimeo is presented as a discontinued operation within IAC's financial statements for all periods prior to May 25, 2021.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

The components of assets and liabilities of discontinued operations in the balance sheet at December 31, 2020 consisted of the following:

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

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

The components of the loss from discontinued operations for the period January 1, 2021 through May 25, 2021 and the years ended December 31, 2020 and 2019 in the statement of operations consisted of the following:

	January 1 through May 25,	Years Ended December 31,
	2021	2020	2019

Revenue	$145,514	$283,146	$195,821
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	39,995	88,589	68,873
Selling and marketing expense	54,774	104,216	84,298
General and administrative expense	23,343	47,019	44,177
Product development expense	35,651	62,803	44,524
Depreciation	182	460	478
Amortization of intangibles	2,983	14,745	9,653
Total operating costs and expenses	156,928	317,832	252,003
Operating loss from discontinued operations	(11,414)	(34,686)	(56,182)
Interest expense	(140)	—	—
Other income (expense), net	10,172	93	(6,441)
Loss from discontinued operations before tax	(1,382)	(34,593)	(62,623)
Income tax (provision) benefit	(449)	13,312	13,140
Loss from discontinued operations, net of tax	$(1,831)	$(21,281)	$(49,483)

NOTE 5—BUSINESS COMBINATIONS
Dotdash Meredith
On December 1, 2021, Dotdash acquired 100% of Meredith under the terms of an agreement (the "Merger Agreement") dated as of October 6, 2021. At the effective time of the merger, each outstanding share of common stock of Meredith (other than certain excluded shares) was converted into the right to receive $42.18 in cash. Pursuant to the Merger Agreement, Meredith equity awards were cancelled, and in exchange each holder received such holder’s portion of the merger consideration as set forth in the Merger Agreement, less the per share exercise price in the case of stock options. The Company accounted for this acquisition as a business combination under the acquisition method of accounting.

The total preliminary purchase price was calculated and allocated as follows:

Meredith
(In thousands)
Common stock of Meredith	$1,931,376
Cash payment used to settle a portion of Meredith debt	625,000
Cash settlement of all outstanding vested equity awards and deferred compensation	130,089
Total preliminary purchase price	$2,686,465

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

The table below summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Meredith
(In thousands)
Cash and cash equivalents	$12,436
Accounts receivable	373,555
Other current assets	91,364
Property and equipment	283,319
Goodwill	1,567,843
Intangible assets	1,095,500
Other non-current assets	682,272
Total assets	4,106,289
Customer deposit liability	(141,888)
Other current liabilities	(459,712)
Deferred income taxes	(230,880)
Other non-current liabilities	(587,344)
Net assets acquired	$2,686,465
The Company acquired Meredith because it is complementary to Dotdash. The purchase was based on the expected future financial performance of Meredith under Dotdash leadership, not on the value of the net identifiable assets at the time of acquisition. This resulted in a significant portion of the preliminary purchase price being attributed to goodwill. The purchase price attributed to goodwill is not tax deductible.
The preliminary fair values of the identifiable intangible assets acquired at the date of acquisition are as follows:

	Meredith
	(In thousands)	Useful Life (Years)
Indefinite-lived trade names and trademarks	$432,800	Indefinite-lived
Advertiser relationships	334,000	5-7
Licensee relationships	150,000	3-6
Trade name and trademarks	105,000	2-5
Subscriber relationships	73,700	1-2
Total identifiable intangible assets acquired	$1,095,500
The financial results of Meredith are included in the Company’s consolidated financial statements, within the Dotdash Meredith segment, beginning December 1, 2021. For the year ended December 31, 2021, the Company included $169.9 million of revenue and $59.3 million of net loss in its consolidated statement of operations related to Meredith. The net loss of Meredith reflects $65.1 million in transaction-related costs associated with the acquisition, including charges related to double-trigger change in control payments. Given the proximity of the acquisition to the end of the reporting period, the allocation of the preliminary purchase price to certain assets acquired and liabilities assumed is provisional. These amounts will be subject to review and possible revision during the measurement period, which the Company expects to extend through the fourth quarter of 2022. In addition, the Company is still in the process of identifying acquired assets and assumed liabilities, which may also result in adjustment of the provisional amounts recorded. The subsequent adjustment of the provisional amounts may be material.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

The provisional amounts for assets acquired and liabilities assumed include the fair value of:
1.accounts receivable and other receivables, which has been adjusted for an estimated $10.1 million of gross contractual amounts not expected to be collected, may be subject to adjustment for reassessment of collectability as of the date of acquisition, collections and other adjustment subsequent to the acquisition;
2.prepaid expenses and other current and noncurrent assets, which may be subject to adjustment based upon a review of recoverability and consideration of other factors;
3.inventory;
4.property, plant and equipment, for which the preliminary estimates are subject to revision for:
a.identification of assets acquired;
b.finalization of preliminary appraisals; and
c.determination of useful lives;

5.right of use assets and lease liabilities, which will be subject to adjustment upon completion of the review of the inputs, including sublease assumptions, for the calculations;
6.accounts payable and accrued expenses, which will be subject to adjustment based upon subsequent payment and assessment of other factors;
7.indemnification liabilities, which include pre-acquisition income tax and non-income tax liabilities, will be subject to adjustment for:
a.    the reconciliation of the income tax return to the income tax provision for the fiscal year ended June 30, 2021 and the short period return from July 1, 2021 through the date of acquisition;
b.    the assessment of the amounts of liabilities that existed at the date of acquisition based upon ongoing audits;
c.    the assessment of applicable tax rates and other factors; and
d.     the identification of other liabilities;

8.contingencies, the initial estimated recorded liability is approximately $100 million, including indemnification liabilities, will be subject to adjustment for additional items that are identified and for additional information obtained that will assist in the determination of liabilities as of the date of acquisition;
9.definite and indefinite-lived intangible assets acquired will be subject to adjustment as additional assets are identified, estimates and forecasts are refined and disaggregated, useful lives are finalized, and other factors deemed relevant are considered;
10. deferred income taxes will be subject to adjustment based upon the completion of the review of the book and tax bases of assets acquired and liabilities assumed, applicable tax rates and the impact of the revisions of estimates for the items described above;
11. goodwill will be subject to adjustment for the impact of the revisions of estimates for the items described above; and
12. the allocation of goodwill to reporting units, which is still in process of being assessed, will be subject to revision based upon the items described above and the finalization of the determination of fair value of the reporting units, which has not yet been completed.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Care.com
On February 11, 2020, the Company acquired 100% of Care.com, a leading online destination for families to easily connect with caregivers, for a total purchase price of $626.9 million, which includes cash consideration of $587.0 million paid by the Company and the settlement of all outstanding vested employee equity awards for $40.0 million paid by Care.com prior to the completion of the acquisition. The Company completed the purchase accounting for the Care.com acquisition during the first quarter of 2021.
Unaudited pro forma financial information
The unaudited pro forma financial information in the table below presents the results of the Company, Meredith and Care.com as if these acquisitions had occurred on January 1, 2020 and January 1, 2019, respectively. The unaudited pro forma financial information includes adjustments required under the acquisition method of accounting and is presented for informational purposes only and is not necessarily indicative of the results that would have been achieved had these acquisitions occurred on the aforementioned dates. For the years ended December 31, 2021 and 2020, pro forma adjustments include an increase in amortization expense of $102.0 million and $65.6 million, respectively, related to intangible asset adjustments in purchase accounting. To present transaction-related costs in the beginning of the earliest comparative period presented pro forma adjustments include a reduction in transaction-related costs of $130.8 million for the year ended December 31, 2021.

	Years Ended December 31,
	2021	2020
	(In thousands, except per share data)
Revenue	$5,599,334	$4,840,324
Net earnings (loss) from continuing operations	$666,882	$(27,702)
Basic earnings (loss) per share from continuing operations	$7.57	$(0.32)
Diluted earnings (loss) per share from continuing operations	$7.15	$(0.32)
Net earnings (loss) attributable to IAC shareholders	$673,613	$(43,177)
Basic earnings (loss) per share attributable to IAC shareholders	$7.55	$(0.51)
Diluted earnings (loss) per share attributable to IAC shareholders	$7.13	$(0.51)
NOTE 6—GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets, net are as follows:

	December 31,
	2021	2020
	(In thousands)
Goodwill	$3,226,610	$1,660,102
Intangible assets with definite lives, net of accumulated amortization	735,743	148,073
Intangible assets with indefinite lives	679,149	246,913
Total goodwill and intangible assets, net	$4,641,502	$2,055,088

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

The following table presents the balance of goodwill by reportable segment, including the changes in the carrying value of goodwill, for the year ended December 31, 2021:

	Balance at December 31, 2020	Additions	(Deductions)	Foreign Exchange Translation	Balance at December 31, 2021
	(In thousands)
Dotdash Meredith	$—	$1,567,843	$—	$—	$1,567,843
Angi Inc.	892,133	26,822	—	(2,580)	916,375
Emerging & Other	767,969	—	(25,376)	(201)	742,392
Total	$1,660,102	$1,594,665	$(25,376)	$(2,781)	$3,226,610
Additions relate to the acquisitions of Meredith, acquired by Dotdash on December 1, 2021, and Total Home Roofing (“Angi Roofing”), acquired by Angi on July 1, 2021. Deductions are primarily related to the allocation of acquired attributes related to the acquisition of Care.com (included in the Emerging & Other segment).
The following table presents the balance of goodwill by reportable segment, including the changes in the carrying value of goodwill, for the year ended December 31, 2020:

	Balance at December 31, 2019	Additions	Impairment	Foreign Exchange Translation	Balance at December 31, 2020
	(In thousands)
Angi Inc.	$884,296	$2,665	$—	$5,172	$892,133
Search	265,146	—	(265,146)	—	—
Emerging & Other	248,051	519,405	—	513	767,969
Total	$1,397,493	$522,070	$(265,146)	$5,685	$1,660,102
Additions are primarily related to the acquisitions of Care.com on February 11, 2020 and LifeCare, acquired by Care.com on October 27, 2020 (included in the Emerging & Other segment).
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
The December 31, 2021 and December 31, 2020 goodwill balances reflect accumulated impairment losses of $981.3 million and $198.3 million at Search and Dotdash Meredith, respectively. As a result of the impairments recorded in 2020, the Search reportable segment has no goodwill.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

At December 31, 2021 and 2020, intangible assets with definite lives are as follows:

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-Average Useful Life
	(In thousands)			(Years)
Advertiser relationships	$334,000	$(6,386)	$327,614	5.2
Licensee relationships	150,000	(2,923)	147,077	4.9
Trade names	145,598	(18,224)	127,374	5.1
Technology	133,318	(106,415)	26,903	4.2
Service professional relationships	98,789	(97,877)	912	3.0
Subscriber relationships	73,700	(3,961)	69,739	2.0
Customer lists and user base	68,730	(32,606)	36,124	6.4
Other	10,439	(10,439)	—	3.4
Total	$1,014,574	$(278,831)	$735,743	4.6

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-Average Useful Life
	(In thousands)			(Years)
Technology	$142,247	$(82,813)	$59,434	4.2
Service professional relationships	97,960	(97,312)	648	3.0
Customer lists and user base	75,687	(22,027)	53,660	4.0
Trade names	50,633	(16,760)	33,873	6.9
Memberships	15,900	(15,900)	—	3.0
Other	10,439	(9,981)	458	3.4
Total	$392,866	$(244,793)	$148,073	4.1
At December 31, 2021, amortization of intangible assets with definite lives for each of the next five years and thereafter is estimated to be as follows:

Years Ending December 31,	(In thousands)
2022	$216,674
2023	176,238
2024	129,740
2025	98,865
2026	81,736
Thereafter	32,490
Total	$735,743

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

NOTE 7—FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
Marketable Securities
At December 31, 2021 and 2020, the fair value of marketable securities are as follows:

	December 31,
	2021	2020
	(In thousands)
Marketable equity security	$19,788	$—
Available for sale marketable debt securities	—	224,979
Total marketable securities	$19,788	$224,979
The Company has one investment in a marketable equity security at December 31, 2021, which is carried at fair value following the investee's initial public offering in 2021; prior to this investee's initial public offering, the investment was accounted for as an equity security without a readily determinable fair value. The Company recorded an unrealized gain of $18.8 million during the year ended December 31, 2021 for this investment. The Company sold its shares in another marketable equity security in the third quarter of 2021, which, prior to this investee's initial public offering, was accounted for as an equity security without a readily determinable fair value, and recorded a net realized gain of $7.2 million on the sale of this investment. The realized and unrealized gains related to these investments are included in "Other income (expense), net" in the statement of operations.
At December 31, 2020, current available-for-sale marketable debt securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Treasury discount notes	$224,976	$3	$—	$224,979
Total available-for-sale marketable debt securities	$224,976	$3	$—	$224,979
The contractual maturities of debt securities classified as current available-for-sale at December 31, 2020 were within one year. There were no investments in available-for-sale marketable debt securities that had been in a continuous unrealized loss position for longer than twelve months at December 31, 2020.
Investment in MGM Resorts International

	December 31,
	2021	2020
	(In thousands)
Investment in MGM Resorts International ("MGM")	$2,649,442	$1,860,158
During the second and third quarters of 2020, the Company purchased a total of 59.0 million shares of MGM. The fair value of the investment in MGM is remeasured each reporting period based upon MGM's closing stock price on the New York Stock Exchange on that last trading day in the reporting period and any unrealized gains or losses are included in the statement of operations. For the years ended December 31, 2021 and 2020, the Company recorded unrealized gains on its investment in MGM of $789.3 million and $840.5 million, respectively. The cumulative gain through December 31, 2021 is $1.6 billion.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Long-term Investments
Long-term investments consist of:

	December 31,
	2021	2020
	(In thousands)
Equity securities without readily determinable fair values	$324,649	$296,491
Equity method investment	3,189	1,152
Total long-term investments	$327,838	$297,643
Equity Securities without Readily Determinable Fair Values
The following table presents a summary of unrealized gains and losses recorded in "Other income (expense), net" in the statement of operations as adjustments to the carrying value of equity securities without readily determinable fair values held at December 31, 2021 and 2020.

	Years Ended December 31,
	2021	2020
	(In thousands)
Upward adjustments (gross unrealized gains)	$8,992	$—
Downward adjustments including impairments (gross unrealized losses)	(100)	(51,484)
Total	$8,892	$(51,484)
During the first quarter of 2020, the Company recorded impairments of $51.5 million related to certain equity securities without readily determinable fair values due to the impact of COVID-19.
The cumulative upward and downward adjustments (including impairments) to the carrying value of equity securities without readily determinable fair values held at December 31, 2021 were $28.7 million and $43.6 million, respectively.
Realized and unrealized gains and losses for the Company's investments without readily determinable fair values for the years ended December 31, 2021, 2020 and 2019 are as follows:

	Years Ended December 31,
	2021	2020	2019
	(In thousands)
Realized gains, net, for equity securities sold	$5,773	$1,873	$20,883
Unrealized gains, net, on equity securities held	8,892	797,565	18,505
Total gains recognized, net	$14,665	$799,438	$39,388
All gains and losses on equity securities without readily determinable fair values, realized and unrealized, are recognized in "Other income (expense), net" in the statement of operations.
Equity Method Investment
During 2021 and 2020, the Company acquired common shares of Turo Inc. ("Turo"), a peer-to-peer car sharing marketplace. This investment is accounted for under the equity method of accounting given the Company's ownership interest of approximately 27.5% on a fully diluted basis in the form of preferred shares, which are not common stock equivalents. The Company accounts for the equity losses for this investment on a one quarter lag.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Fair Value Measurements
The following tables present the Company's financial instruments that are measured at fair value on a recurring basis:

	December 31, 2021
	Quoted Market Prices for Identical Assets in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$1,660,921	$—	$—	$1,660,921
Time deposits	—	6,057	—	6,057
Marketable equity security	19,788	—	—	19,788
Investment in MGM	2,649,442	—	—	2,649,442
Other non-current assets:
Warrant	—	—	109,294	109,294
Total	$4,330,151	$6,057	$109,294	$4,445,502

Liabilities:
Contingent consideration arrangements			$(612)	$(612)

	December 31, 2020
	Quoted Market Prices for Identical Assets in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$1,769,239	$—	$—	$1,769,239
Treasury discount notes	—	1,224,966	—	1,224,966
Time deposits	—	2,721	—	2,721
Marketable debt securities:
Treasury discount notes	—	224,979	—	224,979
Investment in MGM	1,860,158	—	—	1,860,158
Other non-current assets:
Warrant	—	—	5,276	5,276
Total	$3,629,397	$1,452,666	$5,276	$5,087,339

Liabilities:
Contingent consideration arrangement			$—	$—

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

The following table presents the changes in the Company's financial instruments that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Years Ended December 31,
	2021		2020
	Warrant	Contingent Consideration Arrangements	Warrant	Contingent Consideration Arrangement
	(In thousands)
Balance at January 1	$5,276	$—	$8,495	$(6,918)
Fair value at date of acquisition	—	(620)	—	(1,000)
Total net gains (losses):
Fair value adjustments included in earnings	104,018	(14,992)	(3,219)	6,918
Settlements	—	15,000	—	1,000
Balance at December 31	$109,294	$(612)	$5,276	$—
Warrant
As part of the Company's investment in Turo preferred shares, the Company received a warrant that is recorded at fair value each reporting period with any change included in "Other income (expense), net" in the statement of operations. The warrant is measured using significant unobservable inputs and is classified in the fair value hierarchy table as Level 3. The warrant is included in "Other non-current assets" in the balance sheet.
Contingent Consideration Arrangements
At December 31, 2021, the Company has two outstanding contingent consideration arrangements related to business combinations. The maximum contingent payments related to these arrangements is $7.0 million. During the third quarter of 2021, the Company recorded a $15.0 million loss related to one of these contingent consideration arrangements due to a change in estimate of the liability related to this arrangement. The amount was paid in full during the fourth quarter of 2021. The Company does not expect to make any further payments related to this contingent consideration arrangement. In connection with the Meredith acquisition on December 1, 2021, the Company assumed a contingent consideration arrangement liability of $0.6 million related to a prior Meredith business combination. In connection with the Care.com acquisition on February 11, 2020, the Company assumed a contingent consideration arrangement liability of $1.0 million, which was subsequently paid and settled during the first quarter of 2020. The contingent consideration arrangement liability at December 31, 2021 is included in "Accrued expenses and other current liabilities" in the balance sheet.
Financial instruments measured at fair value only for disclosure purposes
The following table presents the carrying value and the fair value of financial instruments measured at fair value only for disclosure purposes:

	December 31, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Current portion of long-term debt	$(30,000)	$(29,550)	$—	$—
Long-term debt, net(a)	$(2,046,237)	$(2,061,450)	$(712,277)	$(725,700)
_________________
(a)    At December 31, 2021 and 2020, the carrying value of long-term debt, net includes unamortized original issue discount and debt issuance costs of $23.8 million and $7.7 million, respectively.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

At December 31, 2021 and 2020, the fair value of long-term debt, including the current portion, is estimated using observable market prices or indices for similar liabilities, which are Level 2 inputs.
NOTE 8—LONG-TERM DEBT
Long-term debt consists of:

	December 31,
	2021	2020
	(In thousands)
Dotdash Meredith Debt
Dotdash Meredith Term Loan A ("Dotdash Meredith Term Loan A") due December 1, 2026	$350,000	$—
Dotdash Meredith Term Loan B ("Dotdash Meredith Term Loan B") due December 1, 2028	1,250,000	—
Total Dotdash Meredith long-term debt	1,600,000	—
Less: current portion of Dotdash Meredith long-term debt	30,000	—
Less: original issue discount	6,176	—
Less: unamortized debt issuance costs	12,139	—
Total Dotdash Meredith long-term debt, net	1,551,685	—

ANGI Group Debt
3.875% ANGI Group Senior Notes due August 15, 2028 ("ANGI Group Senior Notes"); interest payable each February 15 and August 15, commencing February 15, 2021	500,000	500,000
ANGI Group Term Loan due November 5, 2023 ("ANGI Group Term Loan")	—	220,000
Total long-term debt	500,000	720,000
Less: unamortized debt issuance costs	5,448	7,723
Total ANGI Group long-term debt, net	494,552	712,277

Total long-term debt, net	$2,046,237	$712,277
Dotdash Meredith Term Loans and Dotdash Meredith Revolving Facility
On December 1, 2021, Dotdash Meredith entered into a credit agreement ("Dotdash Meredith Credit Agreement"), which provides for (i) the five-year $350 million Dotdash Meredith Term Loan A, (ii) the seven-year $1.25 billion Dotdash Meredith Term Loan B (and together with Dotdash Meredith Term Loan A, the "Dotdash Meredith Term Loans") and (iii) a five-year $150 million revolving credit facility ("Dotdash Meredith Revolving Facility"). The proceeds of the Dotdash Meredith Term Loans were used to fund a portion of the purchase price for the acquisition of Meredith and pay related fees and expenses. The Dotdash Meredith Term Loan A bears interest at adjusted term secured overnight financing rate ("Adjusted Term SOFR") as defined in the Dotdash Meredith Credit Agreement plus an applicable margin depending on Dotdash Meredith's most recently reported consolidated net leverage ratio, as defined in the Dotdash Meredith Credit Agreement. At December 31, 2021, the Dotdash Meredith Term Loan A bore interest at Adjusted Term SOFR plus 2.00%, or 2.15%. The Dotdash Meredith Term Loan B bore interest at Adjusted Term SOFR, subject to a minimum of 0.50% plus 4.00%, or 4.50% at December 31, 2021. Interest payments are due at least quarterly through the terms of the Dotdash Meredith Term Loans.

The outstanding balances of the Dotdash Meredith Term A and Dotdash Meredith Term Loan B were $350.0 million and $1.25 billion at December 31, 2021, respectively. The Dotdash Meredith Term Loan A requires quarterly principal payments of $4.4 million through December 31, 2024, $8.8 million through December 31, 2025 and $13.1 million thereafter through maturity. The Dotdash Meredith Term Loan B requires quarterly payments of $3.1 million through maturity. Commencing December 31, 2022, pursuant to the Dotdash Meredith Credit Agreement, the Dotdash Meredith Term Loan B may require additional annual principal payments as part of an excess cash flow sweep provision, the amount of which, in part, is governed by the net leverage ratio.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

There were no outstanding borrowings under the Dotdash Meredith Revolving Facility at December 31, 2021. The annual commitment fee on undrawn funds is based on the consolidated net leverage ratio, as defined in the Dotdash Meredith Credit Agreement, most recently reported and was 35 basis points at December 31, 2021. Any borrowings under the Dotdash Meredith Revolving Facility would bear interest, at Dotdash Meredith's option, at either a base rate or term benchmark rate, plus an applicable margin, which is based on Dotdash Meredith's net leverage ratio.
Commencing March 31, 2022, the Dotdash Meredith Credit Agreement requires Dotdash Meredith to maintain a consolidated net leverage ratio as of the last day of each quarter of no greater than 5.5 to 1.0 provided that either (i) $1.00 or more is drawn under the Dotdash Meredith Revolving Facility or Dotdash Meredith Term Loan A, or (ii) the outstanding face amount of undrawn letters of credit, other than cash collateralized letters of credit at 102%, exceeds $25 million, subject to certain increases for qualifying material acquisitions. The Dotdash Meredith Credit Agreement also contains covenants that would limit Dotdash Meredith’s ability to pay dividends or make distributions in the event a default has occurred or if Dotdash Meredith’s consolidated net leverage ratio (as defined in the Dotdash Meredith Credit Agreement) exceeds 4.0 to 1.0. There were no such limitations at December 31, 2021.
The obligations under the Dotdash Meredith Credit Agreement are guaranteed by certain of Dotdash Meredith's wholly-owned subsidiaries, and are secured by substantially all of the assets of Dotdash Meredith and certain of its subsidiaries.
ANGI Group Senior Notes
The ANGI Group Senior Notes were issued on August 20, 2020, the proceeds of which have been used for general corporate purposes, including the Angi Roofing acquisition, and treasury share repurchases. At any time prior to August 15, 2023, these notes may be redeemed at a redemption price equal to the sum of the principal amount thereof, plus accrued and unpaid interest and a make-whole premium. Thereafter, these notes may be redeemed at the redemption prices set forth below, plus accrued and unpaid interest thereon, if any, to the applicable redemption date, if redeemed during the twelve-month period beginning on August 15 of the years indicated below:

Year	Percentage
2023	101.938%
2024	100.969%
2025 and thereafter	100.000%
The indenture governing the ANGI Group Senior Notes contains a covenant that would limit ANGI Group’s ability to incur liens for borrowed money in the event a default has occurred or ANGI Group’s secured leverage ratio (as defined in the indenture) exceeds 3.75 to 1.0. At December 31, 2021, there were no limitations pursuant thereto.
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

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Long-term Debt Maturities:
Long-term debt maturities at December 31, 2021 are summarized in the table below:

Years Ending December 31,	(In thousands)
2022	$30,000
2023	30,000
2024	30,000
2025	47,500
2026	275,000
Thereafter	1,687,500
Total	2,100,000
Less: current portion of long-term debt	30,000
Less: unamortized original issue discount	6,176
Less: unamortized debt issuance costs	17,587
Total long-term debt, net	$2,046,237
NOTE 9—SHAREHOLDERS' EQUITY
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

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Equity Transactions related to the Spin-Off
In connection with the Spin-Off, IAC amended its certificate of incorporation to provide for the following:
•the reclassification of each share of IAC par value $0.001 common stock into (i) one share of IAC par value $0.0001 common stock and (ii) 1/100th of a share of IAC par value $0.01 Series 1 mandatorily exchangeable preferred stock that was automatically exchanged for 1.6235 shares of Vimeo common stock and then immediately retired; and
•the reclassification of each share of IAC par value $0.001 Class B common stock into (i) one share of IAC par value $0.0001 Class B common stock and (ii) 1/100th of a share of IAC par value $0.01 Series 2 mandatorily exchangeable preferred stock that was automatically exchanged for 1.6235 shares of Vimeo Class B common stock and then immediately retired.
Common Stock Repurchases
On June 30, 2020, the Board of Directors of the Company authorized repurchases up to 8.0 million shares of common stock, which is equal to the number of shares that were available under the repurchase authorization at Old IAC immediately prior to the MTCH Separation. For the year ended December 31, 2021 and for the period from the MTCH Separation through December 31, 2020 there were no repurchases of IAC common stock.
NOTE 10—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables present the components of accumulated other comprehensive income (loss) and items reclassified out of accumulated other comprehensive income (loss) into earnings:

	Year Ended December 31, 2021
	Foreign Currency Translation Adjustment	Unrealized Gains On Available-For-Sale Marketable Debt Securities	Accumulated Other Comprehensive (Loss) Income
	(In thousands)
Balance at January 1	$(6,172)	$2	$(6,170)
Other comprehensive income (loss) before reclassifications	527	(2)	525
Amounts reclassified to earnings	10,032	—	10,032
Net current period other comprehensive income (loss)	10,559	(2)	10,557
Accumulated other comprehensive loss allocated to noncontrolling interests during the period	10	—	10
Balance at December 31	$4,397	$—	$4,397

	Year Ended December 31, 2020
	Foreign Currency Translation Adjustment	Unrealized Gains On Available-For-Sale Marketable Debt Securities	Accumulated Other Comprehensive (Loss) Income
	(In thousands)
Balance at January 1	$(12,226)	$—	$(12,226)
Other comprehensive income before reclassifications	6,236	2	6,238
Amounts reclassified to earnings	(144)	—	(144)
Net current period other comprehensive income	6,092	2	6,094
Accumulated other comprehensive income allocated to noncontrolling interests during the period	(38)	—	(38)
Balance at December 31	$(6,172)	$2	$(6,170)

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31, 2019
	Foreign Currency Translation Adjustment	Unrealized Gains On Available-For-Sale Marketable Debt Securities	Accumulated Other Comprehensive (Loss) Income
	(In thousands)
Balance at January 1	$(12,543)	$2	$(12,541)
Other comprehensive income (loss)	337	(2)	335
Net current period other comprehensive income (loss)	337	(2)	335
Accumulated other comprehensive income allocated to noncontrolling interests during the period	(20)	—	(20)
Balance at December 31	$(12,226)	$—	$(12,226)
The amounts reclassified out of foreign currency translation adjustment into earnings for the years ended December 31, 2021 and 2020 relate to the substantial liquidation of certain international subsidiaries.
At December 31, 2021, 2020 and 2019, there was no tax benefit or provision on the accumulated other comprehensive income (loss).
NOTE 11—EARNINGS PER SHARE
The Company treats its common stock and Class B common stock as one class of stock for net earnings (loss) per share purposes as both classes of stock participate in earnings, dividends and other distributions on the same basis. The restricted stock award granted to our Chief Executive Officer ("CEO") on November 5, 2020 is a participating security and the Company calculates EPS using the two-class method since those restricted shares are unvested and have a non-forfeitable dividend right in the event the Company declares a cash dividend on common shares and participate in all other distributions of the Company in the same manner as all other IAC common shares.
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
The numerator and denominator of basic and diluted EPS computations for the Company’s common stock and Class B common stock are calculated as follows:

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

	Years Ended December 31,
	2021	2020	2019
	(In thousands, except per share data)
Basic EPS:
Numerator:
Net earnings from continuing operations	$590,816	$289,867	$81,666
Net loss (earnings) attributable to noncontrolling interests of continuing operations	8,748	726	(9,945)
Net earnings attributed to unvested participating security	(20,160)	—	—
Net earnings from continuing operations attributable to IAC Common Stock and Class B common stock shareholders	$579,404	$290,593	$71,721

Net loss from discontinued operations, net of tax	$(1,831)	$(21,281)	$(49,483)
Net (earnings) loss attributable to noncontrolling interests of discontinued operations	(186)	414	657
Net loss attributed to unvested participating security	68	—	—
Net loss from discontinued operations attributable to IAC Common Stock and Class B common stock shareholders	$(1,949)	$(20,867)	$(48,826)

Net earnings attributable to IAC Common Stock and Class B common stock shareholders	$577,455	$269,726	$22,895

Denominator:
Weighted average basic IAC Common Stock and Class B common stock shares outstanding (a)	86,222	85,355	85,132

Earnings (loss) per share:
Earnings per share from continuing operations attributable to IAC Common Stock and Class B common stock shareholders	$6.72	$3.40	$0.84
Loss per share from discontinued operations, net of tax, attributable to IAC Common Stock and Class B common stock shareholders	$(0.02)	$(0.24)	$(0.57)
Earnings per share attributable to IAC shareholders and Class B common stock shareholders	$6.70	$3.16	$0.27

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

	Years Ended December 31,
	2021	2020	2019
	(In thousands, except per share data)
Diluted EPS
Numerator:
Net earnings from continuing operations	$590,816	$289,867	$81,666
Net loss (earnings) attributable to noncontrolling interests of continuing operations	8,748	726	(9,945)
Net earnings attributed to unvested participating security	(18,981)	—	—
Impact from public subsidiary's dilutive securities (c)	406	71	—
Net earnings from continuing operations attributable to IAC Common Stock and Class B common stock shareholders	$580,989	$290,664	$71,721

Loss from discontinued operations, net of tax	$(1,831)	$(21,281)	$(49,483)
Net (earnings) loss attributable to noncontrolling interests of discontinued operations	(186)	414	657
Net loss attributed to unvested participating security	64	—	—
Net loss from discontinued operations attributable to IAC Common Stock and Class B common stock shareholders	$(1,953)	$(20,867)	$(48,826)

Net earnings attributable to IAC Common Stock and Class B common stock shareholders	$579,036	$269,797	$22,895

Denominator:
Weighted average basic IAC Common Stock and Class B common stock shares outstanding (a)	86,222	85,355	85,132
Dilutive securities (b)(c)(d)(e)	5,606	5,593	—
Denominator for earnings per share—weighted average shares (b)(c)(d(e)	91,828	90,948	85,132

Earnings (loss) per share:
Earnings per share from continuing operations attributable to IAC Common Stock and Class B common stock shareholders	$6.33	$3.20	$0.84
Loss per share from discontinued operations, net of tax, attributable to IAC Common Stock and Class B common stock shareholders	$(0.02)	$(0.23)	$(0.57)
Earnings per share attributable to IAC Common Stock and Class B common stock shareholders	$6.31	$2.97	$0.27
__________________________________________________________________
(a)     On November 5, 2020, IAC's CEO was granted a stock-based award in the form of 3.0 million shares of restricted common stock. The number of shares that ultimately vests is subject to the satisfaction of growth targets in IAC's stock price over the 10-year service condition of the award. These restricted shares have a non-forfeitable dividend right in the event the Company declares a cash dividend on its common shares and participate in all other distributions of the Company in the same manner as all other IAC common shares. Accordingly, the two-class method of calculating EPS is used. While the restricted shares are presented as outstanding shares in the balance sheet, these shares are excluded from the weighted average shares outstanding in calculating basic EPS and the allocable portion of net earnings are also excluded. Fully diluted EPS reflects the impact on earnings and fully diluted shares in the manner that is most dilutive.
(b)     The Company computed basic and diluted EPS for periods prior to the MTCH Separation using the shares issued on June 30, 2020 in connection with the MTCH Separation.
(c)     IAC has the option to settle certain Angi Inc. stock-based awards in its shares. For the years ended December 31, 2021 and 2020 it is more dilutive for IAC to settle these Angi Inc. equity awards. The impact on net earnings relates to the settlement of Angi Inc.'s dilutive securities in IAC common shares.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

(d)     If the effect is dilutive, weighted average common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and subsidiary denominated equity and vesting of restricted common stock, restricted stock units ("RSUs") and market-based awards ("MSUs"). For the years ended December 31, 2021 and 2020, 3.0 million and 3.1 million, respectively, of potentially dilutive securities were excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive.
(e)     See "Note 12—Stock-Based Compensation" for additional information on the grant of IAC restricted common stock to its CEO and equity instruments denominated in the shares of certain subsidiaries.
NOTE 12—STOCK-BASED COMPENSATION
IAC Denominated Stock-based Awards
IAC currently has one active plan (the "Plan") under which stock-based awards denominated in shares of IAC common stock have been and may be granted. This Plan was an Old IAC plan and was adopted by the Company and became effective upon the consummation of the MTCH Separation. The Plan has a stated term of ten years. The Plan does not specify grant dates or vesting schedules of awards as those determinations have been delegated to the Compensation and Human Resources Committee of IAC's Board of Directors (the "Committee"). Each grant agreement reflects the vesting schedule for that particular grant as determined by the Committee. There are also outstanding stock-based awards that were granted under older plans that have since expired or been discontinued. The Plan provides for grants of stock options to acquire shares of IAC common stock (the exercise price of stock options granted will not be less than the market price of the Company's common stock on the grant date), RSUs denominated in shares of IAC common stock, including those that may be linked to the achievement of the Company's stock price, known as market-based awards ("MSUs") and those that may be linked to the achievement of a performance target, known as performance-based awards ("PSUs"), restricted stock, as well as other equity awards. The Plan authorizes the Company to grant awards to its employees, officers, directors and consultants. At December 31, 2021, there are 31.6 million shares of stock reserved for future issuance under this plan. This number reflects an adjustment to the number of shares originally authorized under the plan made in connection with the MTCH Separation and pursuant to the plan terms.
RSU awards currently outstanding generally cliff-vest after a three or five-year period in each case, from the grant date. All outstanding stock options are fully vested. There are no MSU or PSU awards outstanding at December 31, 2021 and 2020. The restricted stock award currently outstanding cliff vests on the ten-year anniversary of the November 5, 2020 grant date based on the satisfaction of IAC stock price targets and continued employment through the vesting date.
The amount of stock-based compensation expense recognized in the statement of operations is net of estimated forfeitures. The forfeiture rate is estimated at the grant date based on historical experience and revised, if necessary, in subsequent periods if actual forfeitures differ from the estimated rate. The expense ultimately recorded is for the awards that vest. At December 31, 2021, there is $365.1 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 5.1 years.
The total income tax benefit recognized in the statement of operations for the years ended December 31, 2021, 2020 and 2019 related to all stock-based compensation is $101.8 million, $198.3 million and $81.5 million, respectively.
The aggregate income tax benefit recognized related to the exercise of stock options for the years ended December 31, 2021, 2020 and 2019, is $81.0 million, $165.8 million, and $64.0 million, respectively. As the Company is currently in a NOL position, there will be some delay in the timing of the realization of the cash benefit of the income tax deductions related to stock-based compensation because it is dependent upon the amount and timing of future taxable income and the timing of estimated income tax payments.
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

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

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
In connection with the Spin-off, pursuant to the RSA Agreement, the stock price targets of the IAC restricted stock award were adjusted to reflect the effect of the Spin-off and Vimeo entered into a separate restricted stock agreement granting Mr. Levin shares of Vimeo common stock subject to the same terms and conditions of the RSA Agreement except for the stock price targets for each respective award. The total fair value of the modified IAC restricted stock award and the new Vimeo restricted stock award was $228.3 million, of which $141.1 million was allocated to the IAC restricted stock award and $87.3 million was allocated to the Vimeo restricted stock award. Both awards were estimated using a lattice model that incorporated a Monte Carlo simulation of IAC's and Vimeo's stock price on the modification date. In connection with the modified IAC restricted stock award, $10.1 million of expense had previously been recorded prior to the Spin-off and $131.0 million of expense is to be recognized over the remaining vesting period.
IAC Restricted Stock Units
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
Unvested RSUs outstanding at December 31, 2021 and changes during the period ended December 31, 2021 are as follows:

	RSUs
	Number of Shares	Weighted Average Grant Date Fair Value
	(Shares in thousands)
Unvested at January 1	1,503	$107.62
Granted	35	208.18
Vested	(176)	34.71
Forfeited	(5)	144.39
Unvested at May 24, 2021 prior to the Spin-off adjustment	1,357	120.01
Unvested at May 25, 2021 after the Spin-off adjustment	2,039	79.85
Granted	30	127.77
Vested	(136)	69.80
Forfeited	(387)	86.47
Unvested at December 31	1,546	$80.38
In connection to the Spin-off, all RSU awards outstanding immediately prior to the Spin-off were converted into a new RSU award with the number of shares under each new award adjusted by a ratio of 1.503 to preserve their fair value immediately before and immediately after the conversion with the same terms and conditions (including applicable vesting requirements) of the original award.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

RSU awards are settled on a net basis, with the award holder entitled to receive IAC shares equal to the number of RSUs vesting less a number of shares with a value equal to the required cash tax withholding payment, which will be paid by the Company. The number of IAC common shares that would be required to net settle RSUs outstanding at February 11, 2022 is 0.9 million shares. In addition, withholding taxes, which will be paid by the Company on behalf of the employees upon vesting, would have been $108.6 million at February 11, 2022, assuming a 50% withholding rate.
The weighted average fair value of RSUs granted for the year ended December 31, 2021 and for the period from the MTCH Separation through December 31, 2020, based on market prices of IAC's common stock on the grant date was $171.53 and $128.82, respectively.
The total fair value of RSUs that vested for the year ended December 31, 2021 and for the period from the MTCH Separation through December 31, 2020 was $15.9 million and $3.8 million, respectively. During 2020, all outstanding MSUs vested. The total fair value of MSUs that vested for the period from the MTCH Separation through December 31, 2020 was $43.6 million.
IAC Stock Options
Stock options outstanding at December 31, 2021 and changes during the period ended December 31, 2021 are as follows:

	December 31, 2021
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
	(Shares and intrinsic value in thousands)
Options Outstanding at January 1	3,909	$21.08
Granted	—	—
Exercised	(89)	19.09
Forfeited	—	—
Expired	—	—
Options outstanding at May 24, 2021 prior to the Spin-off adjustment	3,820	21.12
Options outstanding at May 25, 2021 after the Spin-off adjustment	3,820	14.05
Granted	—	—
Exercised	(924)	14.27
Forfeited	—	—
Expired	—	—
Options Outstanding at December 31	2,896	$13.98	3.9	$338,005
Options exercisable	2,896	$13.98	3.9	$338,005
In connection with the Spin-off, IAC denominated stock options were converted into stock options to purchase IAC common stock and stock options to purchase Vimeo common stock in a manner that preserved the spread value of the stock options immediately before and immediately after the adjustment, with the allocation between the two stock options based on the value of a share of IAC common stock relative to the value of a share of Vimeo common stock multiplied by the spin-off exchange ratio of 1.6235.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

The aggregate intrinsic value in the table above represents the difference between IAC's closing stock price on the last trading day of 2021 and the exercise price, multiplied by the number of in-the-money options that would have been exercised had all option holders exercised their options on December 31, 2021. The total intrinsic value of IAC stock options exercised during the year ended December 31, 2021 and for the period from the MTCH Separation through December 31, 2020 is $135.1 million and $74.8 million, respectively.
The following table summarizes the information about stock options outstanding and exercisable at December 31, 2021:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding at December 31, 2021	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Exercisable at December 31, 2021	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
	(Shares in thousands)
Less than $10.00	567	4.1	$8.57	567	4.1	$8.57
$10.01 to $15.00	712	3.3	13.60	712	3.3	13.60
$15.01 to $20.00	1,613	4.1	16.04	1,613	4.1	16.04
Greater than $20.01	4	5.6	21.17	4	5.6	21.17
	2,896	3.9	$13.98	2,896	3.9	$13.98
The fair value of stock option awards, with the exception of market-based awards, is estimated on the grant date using the Black-Scholes option pricing model. The Black-Scholes option pricing model incorporates various assumptions, including expected volatility, risk-free interest rate and expected term.
The Company has the discretion to settle IAC stock options net of withholding tax and exercise price or require the award holder to pay its share of the withholding tax, which he or she may do so by selling IAC common shares. The aggregate intrinsic value of IAC's stock options outstanding as of February 11, 2022, is $345.6 million. Assuming all stock options outstanding on February 11, 2022 were net settled on that date, the Company would have issued 1.3 million common shares and would have remitted $172.8 million in cash for withholding taxes (assuming a 50% withholding rate). Assuming all stock options outstanding on February 11, 2022 were settled through the issuance of a number of IAC common shares equal to the number of stock options exercised, the Company would have issued 2.9 million common shares and would have received $40.5 million in cash proceeds.
Stock-based Awards Denominated in the Shares of Certain Subsidiaries
Non-publicly-traded Subsidiaries
The following description excludes awards denominated in Angi Inc. shares.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

The Company has granted stock settled stock appreciation rights to employees and management that are denominated in the equity of certain non-publicly-traded subsidiaries of the Company. These equity awards vest over a period of years or upon the occurrence of certain prescribed events. The value of the stock settled stock appreciation rights is tied to the value of the common stock of these subsidiaries. Accordingly, these interests only have value to the extent the relevant business appreciates in value above the initial value utilized to determine the exercise price. These interests can have significant value in the event of significant appreciation. The fair value of these interest is generally determined by the Board of Directors of the applicable subsidiary, which will occur at various dates through 2029. These equity awards are settled on a net basis, with the award holder entitled to receive a payment in IAC common shares equal to the intrinsic value of the award at exercise less an amount equal to the required cash tax withholding payment, which will be paid by the Company. The number of IAC common shares ultimately needed to settle these awards may vary significantly from the estimated number below as a result of both movements in our stock price and a determination of fair value of the relevant subsidiary that is different than our estimate. The expense associated with these equity awards is initially measured at fair value at the grant date and is expensed as stock-based compensation over the vesting term. The number of IAC common shares that would be required to settle these interests at current estimated fair values, including vested and unvested interests, at February 11, 2022 is 0.2 million shares. Withholding taxes, which will be paid by the Company on behalf of the employees upon exercise, would have been $26.8 million at February 11, 2022, assuming a 50% withholding rate.

Angi Inc.
Angi Inc. currently settles all of its equity awards on a net basis. Certain Angi Inc. stock appreciation rights issued prior to the transaction resulting in formation of Angi Inc. in 2017 (the "Combination") are settleable in either shares of Angi Inc. common stock or shares of IAC common stock at IAC's option. If settled in IAC common stock, Angi Inc. reimburses IAC in shares of its common stock. The aggregate intrinsic value of these awards outstanding at February 11, 2022 is $5.3 million, assuming these awards were net settled on that date, the withholding taxes that would be payable by Angi Inc. are $2.7 million, assuming a 50% withholding rate, and Angi Inc. would have issued 0.3 million shares. Certain equity awards denominated in shares of Angi Inc.'s subsidiaries may be settled in either shares of Angi Inc. common stock or IAC common stock at IAC's option. To the extent shares of IAC common stock are issued in settlement of these awards, Angi Inc. is obligated to reimburse IAC for the cost of those shares by issuing shares of Angi Inc. common stock. The aggregate intrinsic value of all other Angi Inc. equity awards, including stock options, RSUs and subsidiary denominated equity at February 11, 2022 is $131.7 million; assuming these awards were net settled on that date, the withholding taxes that would be payable are $65.0 million, assuming a 50% withholding rate, and Angi Inc. would have issued 7.7 million shares of its common stock.
Modification of awards
During 2020, the Company modified certain equity awards in connection with the MTCH Separation and recognized a modification charge of $56.6 million, of which $55.7 million was recognized as stock-based compensation expense in the year ended December 31, 2020 and the remaining charge will be recognized over the vesting period of the modified awards. In addition, certain other equity awards were modified during 2020 resulting in modification charges of $20.5 million in the aggregate, of which $14.1 million was recorded by Angi Inc.
During 2019, certain equity awards were modified resulting in modification charges of $12.9 million.
In connection with the Combination, the previously issued HomeAdvisor (US) stock appreciation rights were converted into Angi Inc. equity awards resulting in a modification charge of $217.7 million of which $0.9 million, $21.1 million and $29.0 million were recognized as stock-based compensation expense in the years ended December 31, 2021, 2020 and 2019, respectively. At December 31, 2021, there is no expense remaining related to this modification.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

NOTE 13—SEGMENT INFORMATION
The overall concept that the Company employs in determining its operating segments is to present the financial information in a manner consistent with the chief operating decision maker's view of the businesses. In addition, we consider how the businesses are organized as to segment management and the focus of the businesses with regards to the types of services or products offered or the target market. Operating segments are combined for reporting purposes if they meet certain aggregation criteria, which principally relate to the similarity of their economic characteristics, which is the case for the Desktop and Ask Media Group operating segments in the Search reportable segment, or, in the case of the Emerging & Other reportable segment, do not meet the quantitative thresholds that require presentation as separate reportable segments. The determination of operating segments for Meredith is not yet complete; therefore, it is possible that a lower level of segment reporting may be required for Meredith.
The following table presents revenue by reportable segment:

	Years Ended December 31,
	2021	2020	2019
	(In thousands)
Revenue:
Dotdash Meredith
Digital	$367,134	$213,753	$167,594
Print	92,002	—	—
Intra-segment eliminations(a)	(2,863)	—	—
Total Dotdash Meredith	456,273	213,753	167,594
Angi Inc.	1,685,438	1,467,925	1,326,205
Search	873,346	613,274	742,184
Emerging & Other	685,175	469,759	274,107
Inter-segment eliminations	(605)	(175)	(110)
Total	$3,699,627	$2,764,536	$2,509,980
The following table presents the revenue of the Company's segments disaggregated by type of service:

	Years Ended December 31,
	2021	2020	2019
	(In thousands)
Dotdash Meredith
Digital:
Display advertising revenue	$236,660	$137,455	$126,350
Performance marketing revenue	116,195	76,298	41,244
Licensing and other revenue	14,279	—	—
Total digital revenue	367,134	213,753	167,594
Print:
Subscription revenue	34,634	—	—
Newsstand revenue	19,183	—	—
Project and other revenue	16,414	—	—
Advertising revenue	13,678	—	—
Performance marketing revenue	8,093	—	—
Total print revenue	92,002	—	—
Intra-segment eliminations(a)	(2,863)	—	—
Total Dotdash Meredith revenue	$456,273	$213,753	$167,594

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

	Years Ended December 31,
	2021	2020	2019
	(In thousands)

(a) Includes $2.8 million of intra-segment eliminations related to digital performance marketing revenue.

Angi Inc.
North America
Angi Ads and Leads:
Consumer connection revenue(b)	$896,711	$899,175	$867,307
Advertising revenue(c)	252,010	226,505	214,259
Membership subscription revenue(d)	68,062	74,073	92,975
Other revenue	27,812	33,136	23,844
Total Angi Ads and Leads revenue	1,244,595	1,232,889	1,198,385
Angi Services revenue(e)	357,976	162,539	51,507
Total North America revenue	1,602,571	1,395,428	1,249,892
Europe
Consumer connection revenue(f)	68,686	57,692	59,611
Service professional membership subscription revenue	12,939	13,091	14,231
Advertising and other revenue	1,242	1,714	2,471
Total Europe revenue	82,867	72,497	76,313
Total Angi Inc. revenue	$1,685,438	$1,467,925	$1,326,205

(b) Includes fees paid by service professionals for consumer matches through Angi Ads and Leads platforms.
(c) Includes revenue from service professionals under contract for advertising.
(d) Includes membership subscription revenue from service professionals and consumers.
(e) Includes revenue from pre-priced offerings and revenue from Angi Roofing.
(f) Includes fees paid by service professionals for consumer matches.

Search
Advertising revenue:
Google advertising revenue	$675,892	$506,077	$678,438
Non-Google advertising revenue	183,427	90,286	47,583
Total advertising revenue	859,319	596,363	726,021
Other revenue	14,027	16,911	16,163
Total Search revenue	$873,346	$613,274	$742,184

Emerging & Other
Subscription revenue	$367,159	$303,482	$194,362
Marketplace revenue	243,816	138,726	38,950
Media production and distribution revenue	44,517	3,585	8,897
Advertising revenue:
Non-Google advertising revenue	19,047	16,236	23,372
Google advertising revenue	2,981	3,130	4,486
Total advertising revenue	22,028	19,366	27,858
Service and other revenue	7,655	4,600	4,040
Total Emerging & Other revenue	$685,175	$469,759	$274,107

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Revenue by geography is based on where the customer is located. Geographic information about revenue and long-lived assets is presented below:

	Years Ended December 31,
	2021	2020	2019
	(In thousands)
Revenue:
United States	$3,184,653	$2,309,504	$1,997,662
All other countries	514,974	455,032	512,318
Total	$3,699,627	$2,764,536	$2,509,980

	December 31,
	2021	2020
	(In thousands)
Long-lived assets (excluding goodwill, intangible assets and ROU assets):
United States	$562,628	$263,620
All other countries	7,897	11,310
Total	$570,525	$274,930
The following tables present operating income (loss) and Adjusted EBITDA by reportable segment:

	Years Ended December 31,
	2021	2020	2019
	(In thousands)
Operating income (loss):
Dotdash Meredith
Digital	$73,980	$50,241	$29,021
Print	(6,527)	—	—
Other	(60,277)	—	—
Total Dotdash Meredith	7,176	50,241	29,021
Angi Inc.	(76,513)	(6,368)	38,645
Search	108,334	(248,711)	122,347
Emerging & Other	(22,738)	(70,896)	(21,790)
Corporate	(153,326)	(261,929)	(162,489)
Total	$(137,067)	$(537,663)	$5,734

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

	Years Ended December 31,
	2021	2020	2019
	(In thousands)
Adjusted EBITDA:(g)
Dotdash Meredith
Digital	$91,179	$66,206	$39,601
Print	$2,639	$—	$—
Other	$(60,196)	$—	$—
Angi Inc.	$27,865	$172,804	$202,297
Search	$108,381	$51,344	$124,163
Emerging & Other	$33,383	$(37,699)	$(28,368)
Corporate	$(95,985)	$(147,433)	$(88,465)
_______________________________________________________________________________
(g) The Company's primary financial measure is Adjusted EBITDA, which is defined as operating income excluding: (1) stock-based compensation expense; (2) depreciation; and (3) acquisition-related items consisting of (i) amortization of intangible assets and impairments of goodwill and intangible assets, if applicable, and (ii) gains and losses recognized on changes in the fair value of contingent consideration arrangements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

The following tables reconcile operating (loss) income for the Company's reportable segments and net earnings attributable to IAC shareholders to Adjusted EBITDA:

	Year Ended December 31, 2021
	Operating Income (Loss)	Stock-Based Compensation Expense	Depreciation	Amortization of Intangibles	Acquisition-related Contingent Consideration Fair Value Adjustments	Adjusted EBITDA
	(In thousands)
Dotdash Meredith
Digital	$73,980	$1,438	$4,257	$11,512	$(8)	$91,179
Print	(6,527)	$—	$1,827	$7,339	$—	$2,639
Other	(60,277)	$—	$81	$—	$—	$(60,196)
Angi Inc.	(76,513)	$28,702	$59,246	$16,430	$—	$27,865
Search	108,334	$—	$47	$—	$—	$108,381
Emerging & Other	(22,738)	$101	$1,462	$39,558	$15,000	$33,383
Corporate (h)	(153,326)	$49,246	$8,095	$—	$—	$(95,985)
Total	(137,067)
Interest expense	(34,264)
Unrealized gain on investment in MGM	789,283
Other income, net	111,854
Earnings from continuing operations before income taxes	729,806
Income tax provision	(138,990)
Net earnings from continuing operations	590,816
Loss from discontinued operations, net of tax	(1,831)
Net earnings	588,985
Net loss attributable to noncontrolling interests	8,562
Net earnings attributable to IAC shareholders	$597,547

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31, 2020
	Operating Income (Loss)	Stock-Based Compensation Expense	Depreciation	Amortization of Intangibles	Acquisition-related Contingent Consideration Fair Value Arrangements	Goodwill Impairment	Adjusted EBITDA
	(In thousands)
Dotdash Meredith	$50,241	$—	$1,794	$14,171	$—	$—	$66,206
Angi Inc.	(6,368)	$83,649	$52,621	$42,902	$—	$—	$172,804
Search	(248,711)	$—	$2,709	$32,200	$—	$265,146	$51,344
Emerging & Other	(70,896)	$100	$2,449	$37,566	$(6,918)	$—	$(37,699)
Corporate (h)	(261,929)	$105,246	$9,250	$—	$—	$—	$(147,433)
Total	(537,663)
Interest expense	(16,166)
Unrealized gain on investment in MGM	840,550
Other expense, net	(42,561)
Earnings from continuing operations before income taxes	244,160
Income tax benefit	45,707
Net earnings from continuing operations	289,867
Loss from discontinued operations, net of tax	(21,281)
Net earnings	268,586
Net loss attributable to noncontrolling interests	1,140
Net earnings attributable to IAC shareholders	$269,726

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31, 2019
	Operating Income (Loss)	Stock-Based Compensation Expense	Depreciation	Amortization of Intangibles	Acquisition-related Contingent Consideration Fair Value Adjustments	Goodwill Impairment	Adjusted EBITDA
	(In thousands)
Dotdash Meredith	$29,021	$—	$974	$9,606	$—	$—	$39,601
Angi Inc.	38,645	$68,255	$39,915	$55,482	$—	$—	$202,297
Search	122,347	$—	$1,816	$—	$—	$—	$124,163
Emerging & Other	(21,790)	$—	$715	$9,127	$(19,738)	$3,318	$(28,368)
Corporate (h)	(162,489)	$61,973	$12,051	$—	$—	$—	$(88,465)
Total	5,734
Interest expense	(11,904)
Other income, net	40,487
Earnings from continuing operations before income taxes	34,317
Income tax benefit	47,349
Net earnings from continuing operations	81,666
Loss from discontinued operations, net of tax	(49,483)
Net earnings	32,183
Net earnings attributable to noncontrolling interests	(9,288)
Net earnings attributable to IAC shareholders	$22,895
_______________________________________________________________________________
(h) Includes stock-based compensation expense for awards denominated in the shares of certain subsidiaries of the Company.
The following table presents capital expenditures by reportable segment:

	Years Ended December 31,
	2021	2020	2019
	(In thousands)
Capital expenditures:
Dotdash Meredith	$4,823	$5,445	$—
Angi Inc.	70,215	52,488	68,804
Search	178	47	43
Emerging & Other	894	1,363	387
Corporate	14,100	1,383	25,863
Total	$90,210	$60,726	$95,097
NOTE 14—LEASES
The Company leases office space, land, data center facilities and equipment used in connection with its operations under various operating leases, the majority of which contain escalation clauses.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

ROU assets represent the Company’s right to use the underlying assets for the lease term and lease liabilities represent the present value of the Company’s obligation to make payments arising from these leases. ROU assets and related lease liabilities are based on the present value of fixed lease payments over the lease term using the Company's and certain of its subsidiaries' respective incremental borrowing rates on the lease commencement date, January 1, 2019 for leases that commenced prior to that date, or, in the case of acquisitions subsequent to January 1, 2019, the date of acquisition (see "Note 5—Business Combinations" for additional information regarding the provisional nature of amounts recorded for the acquisition of Meredith). The Company combines the lease and non-lease components of lease payments in determining ROU assets and related lease liabilities. If the lease includes one or more options to extend the term of the lease, the renewal option is considered in the lease term if it is reasonably certain the Company will exercise the option(s). Lease expense is recognized on a straight-line basis over the term of the lease. As permitted by ASC 842, leases with an initial term of twelve months or less ("short-term leases") are not recorded on the balance sheet.
Variable lease payments consist primarily of common area maintenance, utilities and taxes, which are not included in the recognition of ROU assets and related lease liabilities. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

		December 31,
Leases	Balance Sheet Classification	2021	2020
		(In thousands)
Assets:
Right-of-use assets(a)	Other non-current assets	$498,337	$170,153

Liabilities:
Current lease liabilities	Accrued expenses and other current liabilities	$63,521	$27,143
Long-term lease liabilities	Other long-term liabilities	578,272	205,362
Total lease liabilities(a)		$641,793	$232,505
_____________________
(a) The acquisition of Meredith resulted in increases of ROU assets and lease liabilities of $358.6 million and $434.8 million, respectively.

		Years Ended December 31,
Lease Expense	Income Statement Classification	2021	2020	2019
		(In thousands)
Fixed lease expense	Cost of revenue	$1,707	$2,183	$547
Fixed lease expense	Selling and marketing expense	9,443	12,591	10,749
Fixed lease expense	General and administrative expense	31,104	20,923	13,786
Fixed lease expense	Product development expense	1,756	3,016	1,502
Total fixed lease expense(b)		44,010	38,713	26,584
Variable lease expense	Cost of revenue	—	—	83
Variable lease expense	Selling and marketing expense	1,087	2,314	1,573
Variable lease expense	General and administrative expense	8,176	7,314	5,657
Variable lease expense	Product development expense	639	934	391
Total variable lease expense		9,902	10,562	7,704
Net lease expense		$53,912	$49,275	$34,288
_____________________
(b) Includes approximately $10.5 million, $5.8 million and $2.6 million of lease impairment charges, $1.4 million, $2.5 million and $2.0 million of short-term lease expense, and $6.7 million, $5.3 million and $7.4 million of sublease income, for the years ended December 31, 2021, 2020 and 2019, respectively.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Maturities of lease liabilities at December 31, 2021(c):

Years Ended December 31,	In thousands
2022	$95,944
2023	95,764
2024	94,183
2025	85,773
2026	81,372
Thereafter	472,535
Total	925,571
Less: Interest	283,778
Present value of lease liabilities	$641,793
_____________________
(c) Lease payments exclude $1.2 million of legally binding minimum lease payments for leases signed but not yet commenced.
The following are the weighted average assumptions used for lease term and discount rate at December 31, 2021 and 2020:

	December 31,
	2021	2020
Remaining lease term	11.8 years	15.5 years
Discount rate	5.54%	5.67%

	December 31,
	2021	2020
	(In thousands)
Other Information:
Right-of-use assets obtained in exchange for lease liabilities (d)	$442,205	$80,314
Cash paid for amounts included in the measurement of lease liabilities	$44,659	$41,377
_____________________
(d) Includes $437.7 million related to Meredith as of the date of its acquisition..

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

NOTE 15—COMMITMENTS AND CONTINGENCIES
Commitments
The Company has entered into certain off-balance sheet commitments that require the future purchase of services ("purchase obligations") to be used in the normal course of operations. Future payments under noncancelable unconditional purchase obligations at December 31, 2021 are as follows:

	Amount of Commitment Expiration Per Period
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total Amounts Committed
	(In thousands)
Purchase obligations	$74,897	$16,040	$474	$—	$91,411
Purchase obligations include payments of (i) $26.4 million related to advertising that will run in 2022, (ii) $9.1 million related to a cloud computing arrangement, (iii) $7.1 million related to email and office productivity tools, (iv) $6.1 million related to communication spend, (v) $4.2 million related to research tools, and (vi) $3.1 million related to background check services.
Lease Guarantees
In connection with the acquisition of Meredith, Dotdash Meredith guarantees a lease through January 2023 and another through November 2030. The carrying value of those guarantees is recorded in "Other long-term liabilities" in the balance sheet and was $1.9 million at December 31, 2021. The maximum obligation for which the Company would be liable if the primary obligors fail to perform under the lease agreements was $11.1 million at December 31, 2021.
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
Tinder Optionholder Litigation against IAC and Match Group
In August 2018, ten then-current and former employees of Match Group’s Tinder business filed a lawsuit in New York state court against IAC and Match Group. See Sean Rad et al. v. IAC/InterActiveCorp and Match Group, Inc., No. 654038/2018 (Supreme Court, New York County). The complaint alleged that in 2017, the defendants: (i) wrongfully interfered with a contractually established process for the independent valuation of Tinder by two investment banks, resulting in a substantial undervaluation of Tinder and a consequent underpayment to the plaintiffs upon exercise of their stock options, and (ii) then wrongfully merged Tinder into Match Group, thereby depriving the plaintiffs of their contractual right to later valuations of Tinder on a stand‑alone basis. The complaint asserted inter alia claims for breach of contract and interference with contractual relations and prospective economic advantage and sought compensatory damages in the amount of at least $2 billion, as well as punitive damages. Shortly after filing suit, four plaintiffs who were still employed by Match Group filed a notice of discontinuance of their claims without prejudice, leaving the six former employees as the remaining plaintiffs.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

In October 2018, the defendants filed a motion to dismiss the complaint on various grounds, including that the 2017 valuation of Tinder by the investment banks was an expert determination any challenge to which is time-barred under applicable law. In June 2019, the court issued a decision and order granting the motion in part but leaving the plaintiffs’ principal claims based upon the 2017 valuation and subsequent merger intact. The defendants appealed, and in May 2020, the Appellate Division, First Department, reaffirmed the lower court's decision on different grounds.
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
In July 2021, the defendants in the New York lawsuit filed a motion for summary judgment. In October 2021, the court issued an order granting the motion in part and denying it in part. The court dismissed the plaintiffs’ merger-related contract claims and remaining tort claims, leaving for trial only the claims for breach of contract arising out of the 2017 valuation of Tinder by the independent investment banks. These claims centered on whether the investment banks were provided with adequate information to conduct their valuation and whether plaintiff Rad had adequate access to the banks and to Tinder management during the valuation process.

A jury trial in the New York lawsuit commenced on November 8, 2021. On December 1, 2021, the parties executed and presented to the court a binding settlement term sheet, pursuant to which Match Group would pay the sum of $441 million to the plaintiffs and the claimants in the California arbitration in full settlement of all claims against all defendants and respondents, including IAC, in those proceedings and in exchange for appropriate releases; the court approved the term sheet and discharged the jury. The settlement does not obligate IAC to make any payment. The parties currently are negotiating the terms of a definitive settlement agreement as called for by the term sheet.

Pursuant to the Transaction Agreement (as defined in Note 1—Organization-MTCH Separation), Match Group has agreed to indemnify the Company for matters relating to any business of Match Group, including indemnifying the Company for costs related to the matter described above.
NOTE 16—RELATED PARTY TRANSACTIONS
Relationship with Old IAC prior to the MTCH Separation
The Company’s statement of operations for the years ended December 31, 2020 and 2019 includes allocations of costs, including stock-based compensation expense, related to Old IAC’s accounting, treasury, legal, tax, corporate support and internal audit functions prior to the MTCH Separation. Old IAC historically allocated costs related to its accounting, treasury, legal, tax, corporate support and internal audit functions that were incurred at the Old IAC legal entity level to its publicly traded subsidiaries, Old MTCH and Angi Inc., for any services provided under the applicable services agreements. The remaining unallocated expenses of Old IAC related to its accounting, treasury, legal, tax, corporate support and internal audit functions were allocated to the Company. Allocated costs, inclusive of stock-based compensation expense, in 2020 prior to the MTCH Separation, were $85.5 million. Allocated costs, inclusive of stock-based compensation expense, were $146.0 million for the year ended December 31, 2019. It is not practicable to determine the actual expenses that would have been incurred for these services had the Company operated as a standalone entity during the periods presented. Management considers the allocation method to be reasonable.
The portion of interest income reflected in the statement of operations that is related party in nature was $0.1 million in 2020 prior to the MTCH Separation, and $0.4 million for the year ended December 31, 2019, and is included in ‘‘Interest income, net’’ in the table below.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

The following table summarizes the components of the net increase in Old IAC’s investment in the Company for the periods prior to the MTCH Separation:

	Six Months Ended June 30, 2020, the date of the MTCH Separation	Year Ended December 31, 2019

	(In thousands)
Cash transfers from Old IAC related to its centrally managed U.S. treasury management function, acquisitions and cash expenses paid by Old IAC on behalf of the Company, net	$(1,742,854)	$(182,382)
Contribution of buildings to Match Group	34,973	—
Taxes	34,436	(1,874)
Allocation of costs from Old IAC	(12,652)	(80,143)
Interest income, net	102	420
Net increase in Old IAC's investment in the Company prior to the MTCH Separation	$(1,685,995)	$(263,979)
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
IAC and Old MTCH
Prior to the MTCH Separation, for the six months ended June 30, 2020, the date of the MTCH Separation, and for the year ended December 31, 2019, Old MTCH incurred rent expense of $1.4 million and $5.8 million respectively, for leasing office space for certain of its businesses at properties owned by the Company. The amounts were paid in full by Old MTCH at the date of the MTCH Separation and at December 31, 2019, respectively. After the MTCH Separation, Match Group is no longer a related party.
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
IAC and Angi Inc.
Old IAC and Angi Inc., in connection with the Combination, entered into a contribution agreement; an investor rights agreement; a services agreement; a tax sharing agreement; and an employee matters agreement. Upon the MTCH Separation, Old IAC assigned these agreements to the Company.
For the year ended December 31, 2021, 0.2 million shares of Angi Inc. Class B common stock were issued to a subsidiary of the Company pursuant to the employee matters agreement as reimbursement for shares of IAC common stock issued in connection with the exercise and vesting of IAC equity awards held by Angi Inc. employees. For the years ended December 31, 2020 and 2019, 0.3 million and 0.5 million shares, respectively, of Angi Inc. Class B common stock were issued to a subsidiary of the Company pursuant to the employee matters agreement as reimbursement for shares of IAC common stock, issued for periods after the MTCH Separation, and Old IAC common stock, issued for periods prior to the MTCH Separation, in connection with the exercise and vesting of IAC and Old IAC equity awards held by Angi Inc. employees.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

For the year ended December 31, 2021, 2.6 million shares of Angi Inc. Class A common stock were issued to a subsidiary of the Company pursuant to the employee matters agreement as reimbursement for IAC common stock issued in connection with the exercise and settlement of certain Angi Inc. stock appreciation rights. There were no shares of Angi Inc. Class A common stock issued to IAC during the years ended December 31, 2020 and 2019, respectively.
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
At December 31, 2021, Vimeo had no outstanding payables or receivables to or due from the Company pursuant to the tax sharing agreement. There were no payments to or refunds from Vimeo pursuant to this agreement for the period of May 25, 2021 through December 31, 2021.

For the period of May 25, 2021 through December 31, 2021, Vimeo was charged $0.9 million by IAC for services rendered pursuant to the transition services agreement. At December 31, 2021, there were no outstanding receivables or payables pursuant to the transition services agreement.
Vimeo has an outstanding payable due to the Company of $6.4 million at December 31, 2021 related primarily to reimbursements due to the Company for the exercise of Vimeo equity awards held by employees of the Company and Vimeo’s participation in the Company’s employee benefit plans. This amount is included in “Other current assets" in the balance sheet at December 31, 2021. This amount was paid in full in January 2022.
For the period of May 25, 2021 through December 31, 2021, Vimeo was charged $2.6 million of rent pursuant to the lease agreement. At December 31, 2021 there were no outstanding receivables due from Vimeo pursuant to the lease agreement.
IAC and Expedia
The Company and Expedia each have a 50% ownership interest in three aircraft that may be used by both companies. In the third quarter of 2021, the Company and Expedia accepted delivery of the corporate aircraft that the Company and Expedia had entered into an agreement in 2019 to jointly acquire for a total cost of $71.4 million (including purchase price and related costs), with each company bearing 50% of such cost. In connection with the purchase agreement the Company paid approximately $23 million in 2019 and approximately $12.7 million in the third quarter of 2021 upon delivery of the new aircraft. Members of the aircraft flight crews are employed by an entity in which the Company and Expedia each have a 50% ownership interest. The Company and Expedia have agreed to share costs relating to flight crew compensation and benefits pro-rata according to each company’s respective usage of the aircraft, for which they are separately billed by the entity described above. In addition, in December 2021, the Company and Expedia entered into agreements pursuant to which Expedia may use additional aircraft owned by a subsidiary of the Company on a cost basis. No payments have been made by Expedia pursuant to this arrangement to date. The Company and Expedia are related parties because Mr. Diller serves as Chairman and Senior Executive of both IAC and Expedia. For the years ended December 31, 2021, 2020 and 2019, total payments made to this entity by the Company were not material.
NOTE 17—PENSION AND POSTRETIREMENT BENEFIT PLANS
Pension and Postretirement Plans
In connection with the acquisition of Meredith, the Company assumed the obligations under Meredith’s various pension plans. The plans include U.S. noncontributory pension plans that covers substantially all employees who were employed by Meredith prior to January 1, 2018. There are two international pension plans in the U.K.; the international plans have no active participants. These domestic and international plans include qualified (funded) plans as well as nonqualified (unfunded) plans. These plans provide participating employees with retirement benefits in accordance with benefit provision formulas. The nonqualified pension plans provide retirement benefits to certain highly compensated employees. The Company also assumed Meredith's defined healthcare and life insurance plans that provide benefits to eligible retirees.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Obligations and Funded Status
The following tables present changes in, and components of, the Company's net assets/liabilities for pension and other postretirement benefits:

	Year Ended December 31, 2021
	Pension		Postretirement
	Domestic	International	Domestic
	(in thousands)
Change in benefit obligation
Benefit obligation, beginning of year	$—	$—	$—
Acquisitions(a)	154,920	850,774	10,923
Service cost	368	—	1
Interest cost	224	981	22
Net actuarial gain	(158)	(54,660)	(132)
Benefits paid (including lump sums)	(339)	(1,529)	(6)
Settlements	—	(9,361)	—
Contractual termination benefits	11,785	—	—
Foreign currency exchange rate impact	—	4,458	—
Benefit obligation, end of year	166,800	790,663	10,808
Change in plan assets
Fair value of plan assets, beginning of year	—	—	—
Acquisitions(a)	129,765	1,053,902	—
Actual return on plan assets	2,886	(62,744)	—
Employer contributions	14	29,229	6
Benefits paid (including lump sums)	(339)	(1,529)	(6)
Settlements	—	(9,361)	—
Foreign currency exchange rate impact	—	5,777	—
Fair value of plan assets, end of year	132,326	1,015,274	—
(Under) over funded status, end of year	$(34,474)	$224,611	$(10,808)
_____________________
(a)     All pension and postretirement plans were acquired with the acquisition of Meredith on December 1, 2021.

The net actuarial gain included in the change in benefit obligation for the international pension plans for the year ended December 31, 2021, is primarily a result of the increase in the discount rate used at December 31, 2021, as compared to December 1, 2021, as well as a slight decrease in the inflation assumptions over the same period, partially offset by experience losses due to certain plan participants electing a full settlement of their benefit obligation under an ongoing enhanced transfer value exercise.
Benefits paid directly from Dotdash Meredith assets are included both in employer contributions and benefits paid.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

The following amounts are recognized in the December 31, 2021 balance sheet:

	Year Ended December 31, 2021
	Pension		Postretirement
	Domestic	International	Domestic
	(in thousands)
Other non-current assets
Prepaid benefit cost	$24,318	$231,791	$—
Accrued expenses and other current liabilities
Accrued benefit liability	(52,523)	—	(1,146)
Other long-term liabilities
Accrued benefit liability	(6,269)	(7,180)	(9,662)
Net amount recognized	$(34,474)	$224,611	$(10,808)
The accumulated benefit obligation for the domestic defined benefit pension plans was $159.2 million at December 31, 2021. The accumulated benefit obligation for the international defined benefit pension plans was $790.7 million at December 31, 2021.
The following table provides information about pension plans with projected benefit obligations and accumulated benefit obligations in excess of plan assets:

	Year Ended December 31, 2021
	Domestic	International
	(in thousands)
Projected benefit obligation	$58,789	$7,179
Accumulated benefit obligation	$57,669	$7,179
Fair value of plan assets	$—	$—
Costs
The components of net periodic benefit costs recognized in the statement of operations were as follows:

	Year Ended December 31, 2021
	Pension		Postretirement
	Domestic	International	Domestic
	(in thousands)
Components of net periodic benefit costs
Service cost	$368	$—	$1
Interest cost	224	981	22
Expected return on plan assets	(564)	(1,640)	—
Actuarial (gain) loss amortization	(2,480)	9,724	(132)
Contractual termination benefits	11,785	—	—
Net periodic benefit costs (credit)	$9,333	$9,065	$(109)
The contractual termination benefit charge for the domestic plans were related to change in control agreements for six executives. The change in control payments were triggered by IAC's acquisition of Meredith and the subsequent termination of the affected executives. The employment agreements for the covered executives provided for immediate vesting in any unvested benefits, as well as an additional three years of continued service, age and pay credit in each of the pension plans in which they were participants.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

The components of net periodic benefit costs (credit), other than the service cost component, are included in "Other income (expense), net" in the statement of operations.
Assumptions
Benefit obligations were determined using the following weighted average assumptions:

	Year Ended December 31, 2021
	Pension		Postretirement
	Domestic	International	Domestic
Weighted average assumptions
Discount rate	2.04%	1.67%	2.61%
Rate of compensation increase	2.95%	N/A	3.50%
Cash balance interest rate credit	2.13%	N/A	N/A

Net periodic benefit costs (credit) were determined using the following weighted average assumptions:

	Year Ended December 31, 2021
	Pension		Postretirement
	Domestic	International	Domestic
Weighted average assumptions
Discount rate	2.02%	1.40%	2.52%
Expected return on plan assets	6.00%	1.90%	N/A
Rate of compensation increase	2.90%	N/A	3.50%
Cash balance interest credit rate	2.04%	N/A	N/A

The assumed healthcare trend rates used to measure the expected cost of benefits were as follows:

Postretirement
Assumed healthcare cost trend rate
Rate of increase in healthcare cost levels
Initial level	6.50%
Ultimate level	5.00%
Years to ultimate level	6

Pension expense is calculated using a number of actuarial assumptions, including an expected long-term rate of return on assets and a discount rate. In developing the expected long-term rate of return on plan assets, the Company considered long-term historical rates of return, plan asset allocations as well as the opinions and outlooks of investment professionals and consulting firms. Returns projected by such consultants and economists are based on broad equity and bond indices. The objective is to select an average rate of earnings expected on existing plan assets and expected contributions to the plan during the year. The Company reviews this long-term assumption on a periodic basis. Since the Company utilizes the mark-to-market approach to account for pension and postretirement benefits, the expected long-term rate of return on assets has no effect on the overall amount of net periodic benefit cost (credit) recorded for the year.

The value (market-related value) of plan assets is multiplied by the expected long-term rate of return on assets to compute the expected return on plan assets, a component of net periodic pension cost. The market-related value of plan assets is a calculated value that recognizes changes in fair value over three years.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Plan Assets
The targeted and weighted average asset allocations by asset category for investments held by the Company’s pension plans are as follows:

	Year Ended December 31, 2021
	Domestic Allocation		International Allocation
	Target	Actual	Target	Actual
Equity securities	62%	63%	1%	2%
Fixed income securities	38%	36%	63%	63%
Other securities (b)	—%	1%	36%	35%
Total	100%	100%	100%	100%
_____________________
(b) Other primarily includes pooled investment funds and an insurance buy-in contract.
The Company’s investment policy for domestic plans seeks to maximize investment returns while balancing the Company’s tolerance for risk. The plan fiduciaries of the U.S. funded (qualified) pension plan oversee the investment allocation process by selecting investment managers, setting long-term strategic targets, and monitoring asset allocations. Target allocation ranges are guidelines, not limitations, and plan fiduciaries may occasionally approve allocations above or below a target range, or elect to rebalance the portfolio within the targeted range. The investment portfolio contains a diversified blend of equity and fixed-income investments. Furthermore, equity investments are diversified across domestic and international stocks and between growth and value stocks and small and large capitalizations. The primary investment strategy currently employed is a dynamic target allocation method that periodically rebalances among various investment categories depending on the current funded position. This program is designed to actively move from return-seeking investments (such as equities) toward liability-hedging investments (such as fixed-income) as funding levels improve. The reverse effect occurs when funding levels decrease.
The trustees of the IPC Media Pension Scheme (IPC Plan) defined benefit pension plan in the U.K. have delegated the day-to-day investment decisions of the IPC Plan to a large international fiduciary manager and utilize an investment manager to monitor the investment performance and the reporting of the fiduciary manager. The investment objective of the IPC Plan is to invest the assets prudently with the intention that the benefits promised to the members are provided. Funding level based de-risking triggers have been established such that the investment strategy evolves as the funding level moves along an agreed glide path. As the funding level improves, the investment strategy will de-risk. Each trigger level specifies a minimum interest rate and hedge rate ratio and a maximum allocation to growth assets, which target a diversified portfolio using specialist managers and asset classes.
Equity securities did not include any IAC common stock at December 31, 2021.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Fair value measurements for the U.S. funded (qualified) pension plan assets were as follows:

	December 31, 2021
	Quoted Market Prices for Identical Assets in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Investments in registered investment companies
Equity	$65,982	$17,866	$—	$83,848
Fixed income	7,442	39,148	—	46,590
Pooled separate accounts	—	1,888	—	1,888
Total assets at fair value	$73,424	$58,902	$—	$132,326
Fair value measurements for the international pension plan assets were as follows:

	December 31, 2021
	Quoted Market Prices for Identical Assets in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Cash and cash equivalents	$63,245	$—	$—	$63,245
Pooled investments
Equity	1,154	9,728	—	10,882
Fixed income	6,276	45,362	—	51,638
Other	—	576,414	—	576,414
Insurance buy-in contract	—	—	313,095	313,095
Total assets at fair value	$70,675	$631,504	$313,095	$1,015,274
The international pension plans hold investments in liability matching funds whose objective is to provide leveraged returns equal to that of the liabilities. In order to do so, these funds invest in UK Treasury Gilt bonds, Gilt Total Return Swaps, Repurchase Transactions, and cash or money markets to provide liquidity to meet payment obligations or post as collateral in the derivative transactions they enter. These liability matching funds are included in Other pooled investments in the table above.
To reduce risk without adversely affecting returns, the trustees entered into an insurance buy-in contract with a private limited life insurance company to insure a portion of the IPC Plan, covering approximately 30 percent of IPC Plan participants, which is intended to provide payments designed to equal all future designated contractual benefit payments to covered participants. The benefit obligation was not transferred to the insurer, and the Company remains responsible for paying pension benefits. The assets and liabilities with respect to insured participants are assumed to match (i.e., the full benefits have been insured). The initial value of the asset associated with this contract was equal to the premium paid to secure the contract and is adjusted each reporting period to reflect the estimated fair value of the premium that would be paid for such a contract at that time. As the valuation of this asset is judgmental, and there are no observable inputs associated with the valuation, the insurance buy-in contract is presented as a Level 3 investment. Refer to "Note 2—Summary of Significant Accounting Policies" for a discussion of the three levels in the hierarchy of fair values.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

The following table provides a reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

December 31, 2021
(In thousands)
Balance at beginning of year	$—
Acquisitions	327,722
Settlements	(1,040)
Change in fair value	(15,326)
Foreign currency translation	1,739
Balance at end of year	$313,095
There were no transfers in or out of Level 3 investments for the years ended December 31, 2021.
Cash Flows
Although the Company does not have a minimum funding requirement for the domestic pension plans in 2022, the Company is currently determining what voluntary pension plan contributions, if any, will be made in 2022 to the domestic plan. Actual contributions will be dependent upon investment returns, changes in pension obligations, and other economic and regulatory factors. The Company expects to contribute $1.2 million to its postretirement plan in 2022.
Monthly contributions of £0.9 million (totaling £22.0 million over the two years ending in December 2023) are required to be made into an escrow account for the benefit of the IPC Plan. The escrow account is intended to be used for the ultimate buy-out of the liabilities of the IPC Plan. Any amounts remaining in the escrow account after the buy-out will be returned to the Company.
The following benefit payments, which reflect expected future service as appropriate, are expected to be paid:

	Pension Benefits		Postretirement Benefits
	Domestic	International	Domestic
Years Ended December 31,	(in thousands)
2022	$90,676	$18,775	$1,161
2023	7,119	18,503	1,058
2024	7,312	20,369	988
2025	8,362	21,021	920
2026	7,117	21,909	827
Thereafter	34,356	125,118	3,258
Net amount recognized, end of year	$154,942	$225,695	$8,212

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Defined Contribution Plans
IAC/InterActiveCorp Retirement Savings Plan
IAC employees in the United States can elect to participate in a retirement savings program, the IAC/InterActiveCorp Retirement Savings Plan (the "Plan"), that qualifies under Section 401(k) of the Internal Revenue Code. Under the Plan, participating employees may contribute up to 50% of their pre-tax earnings, but not more than statutory limits. Prior to July 2019, the Company contributed an amount equal to 50% of the first 6% of compensation that a participant contributes in each payroll period to the Plan. In June 2019, the Company approved a change to its matching contribution to 100% of the first 10% of an employee's eligible compensation, subject to IRS limits on the Company's matching contribution maximum, that a participant contributes to the Plan. This change was phased in beginning July 1, 2019 and was implemented by some but not all of IAC's subsidiaries participating in the Plan by January 1, 2020. Effective January 1, 2020, the Plan limits Company matching contributions to $10,000 per participant on an annual basis. Matching contributions to the Plan for the years ended December 31, 2021, 2020 and 2019 were $22.0 million, $16.9 million and $13.1 million, respectively. Matching contributions are invested in the same manner as each participant's voluntary contributions in the investment options provided under the Plan. An investment option in the Plan is IAC common stock, but neither participant nor matching contributions are required to be invested in IAC common stock. The increase in matching contributions in 2021 is primarily due to an increase in headcount and employee contributions. The increase in matching contribution in 2020 is due primarily to the aforementioned change in the Company's matching contribution.
IAC also has or participates in various benefit plans, principally defined contribution plans, for its international employees. IAC's contributions to these plans for the years ended December 31, 2021, 2020 and 2019 were $0.9 million, $0.7 million and $0.7 million, respectively.
Meredith Savings and Investment Plan
In connection with the acquisition of Meredith, the Company assumed its U.S. defined contribution saving plan (the "Meredith Savings and Investment Plan"). Eligible employees may participate in the Meredith Savings and Investment Plan, which allows eligible employees to contribute a percentage of their salary, commissions, and bonuses in accordance with plan limitations and provisions of Section 401(k) of the Internal Revenue Code and the Company makes matching contributions to the plan subject to the limits of the plan. The Company matches 100 percent of the first 4 percent and 50 percent of the next 1 percent of employee contributions for employees eligible for the Company’s pension benefits and 100 percent of the first 5 percent for employees ineligible for the Company’s pension benefits. Matching contributions to this defined contribution savings plan for the year ended December 31, 2021 were $0.8 million.
Effective January 1, 2023, the Company, as permitted by the relevant Plan documents, intends to merge the accounts of eligible participants in the Meredith Savings and Investment Plan into the Plan.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

NOTE 18—FINANCIAL STATEMENT DETAILS
Cash and Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the balance sheet to the total amounts shown in the statement of cash flows:

	December 31, 2021	December 31, 2020	December 31, 2019	December 31, 2018
	(In thousands)
Cash and cash equivalents	$2,118,730	$3,366,176	$837,916	$883,991
Restricted cash included in other current assets	1,941	448	503	1,417
Restricted cash included in other non-current assets	1,193	449	409	420
Cash, cash equivalents, and restricted cash included in current assets of discontinued operations	—	110,037	1,904	1,008
Total cash and cash equivalents and restricted cash as shown on the statement of cash flows	$2,121,864	$3,477,110	$840,732	$886,836
Restricted cash included in other current assets at December 31, 2021 primarily consists of cash held in escrow related to the IPC Plan the Company assumed in connection with the acquisition of Meredith.
Restricted cash at December 31, 2020 primarily consists of funds collected from service providers for payments in dispute, which are not settled as of the period end, and cash reserved to fund insurance claims at Angi Inc.
Restricted cash at December 31, 2019 primarily consists of a deposit related to corporate credit cards at Angi Inc.
Restricted cash at December 31, 2018 primarily consists of a cash collateralized letter of credit and a deposit related to corporate credit cards.
Restricted cash included in other non-current assets at December 31, 2021 consisted of deposits related to leases and an endorsement guarantee related to insurance at Angi Roofing. Restricted cash included in "Other non-current assets" in the balance sheet for all other periods presented consists of deposits related to leases.
Credit Losses and Revenue Reserve
The following table presents the changes in the allowance for credit losses for the years ended December 31, 2021 and 2020, respectively:

	2021	2020
	(In thousands)
Balance at January 1	$27,178	$19,984
Current period provision for credit losses	89,893	78,931
Write-offs charged against the allowance	(82,875)	(74,170)
Recoveries collected	2,441	2,433
Balance at December 31	$36,637	$27,178
The revenue reserve was $3.1 million and $2.1 million at December 31, 2021 and 2020, respectively. The total allowance for credit losses and revenue reserve was $39.7 million and $29.2 million at December 31, 2021 and 2020, respectively.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Other current assets

	December 31,
	2021	2020
	(In thousands)
Prepaid expenses	$73,483	$46,096
Inventories, net (a)	30,710	317
Other	137,995	93,609
Other current assets	$242,188	$140,022
_____________________
(a)     Includes raw materials of $17.0 million, work in process of $11.1 million, and finished goods of $2.4 million at December 31, 2021. Represents $0.3 million of finished goods at December 31, 2020.

Buildings, capitalized software, leasehold improvements, equipment and land

	December 31,
	2021	2020
	(In thousands)
Buildings and leasehold improvements	$418,249	$195,502
Capitalized software and computer equipment	386,421	149,693
Furniture and other equipment	181,605	83,501
Land	33,919	—
Projects in progress	47,218	53,635
Buildings, capitalized software, leasehold improvements, equipment and land	1,067,412	482,331
Accumulated depreciation and amortization	(496,887)	(207,401)
Buildings, capitalized software, leasehold improvements, equipment and land, net	$570,525	$274,930

Accrued expenses and other current liabilities

	December 31,
	2021	2020
	(In thousands)
Accrued employee compensation and benefits	$277,594	$107,280
Customer deposit liability	146,282	—
Accrued advertising expense	67,986	56,286
Accrued traffic acquisition costs	77,913	38,710
Other	410,799	138,130
Accrued expenses and other current liabilities	$980,574	$340,406

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Other income (expense), net

	Years Ended December 31,
	2021	2020	2019
	(In thousands)
Unrealized increase (decrease) in the estimated fair value of a warrant	$104,018	$(1,213)	$(9,123)
Unrealized gain related to an investment following its initial public offering	18,788	—	—
Upward adjustments to the carrying value of equity securities without readily determinable fair values	8,892	—	18,505
Realized gain on the sale of a marketable equity security	7,174	—	20,486
Realized gains related to the sale of investments	5,773	10,373	330
Realized gains related to the sale of business	4,209	1,061	—
Interest income	1,351	7,177	15,159
Net periodic pension benefit costs, other than the service cost component	(17,858)	—	—
Foreign exchange (losses) gains, net (a)	(13,636)	674	117
Loss on the extinguishment of debt (b)	(1,110)	—	—
Impairments related to COVID-19 (c)	—	(59,001)	—
Other	(5,747)	(1,632)	(4,987)
Other income (expense), net	$111,854	$(42,561)	$40,487
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
Supplemental Disclosure of Cash Flow Information:

	Years Ended December 31,
	2021	2020	2019
	(In thousands)
Cash paid (received) during the year for:
Interest	$21,702	$6,524	$10,042
Income tax payments	$9,880	$5,974	$4,797
Income tax refunds	$(1,762)	$(2,010)	$(3,048)
NOTE 19—SUBSEQUENT EVENT
On February 16, 2022, the Company purchased an additional 4.5 million shares of MGM for $202.5 million. Following this purchase, the Company owns approximately 63.5 million shares, representing a 14.4% ownership interest in MGM as of February 16, 2022.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A.    Controls and Procedures
Conclusion Regarding the Effectiveness of the Company's Disclosure Controls and Procedures
The Company monitors and evaluates on an ongoing basis its disclosure controls and procedures and internal control over financial reporting in order to improve their overall effectiveness. In the course of these evaluations, the Company modifies and refines its internal processes as conditions warrant.
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
Management's Report on Internal Control Over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) for the Company. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Management assessed the effectiveness of the Company's internal control over financial reporting at December 31, 2021. In making this assessment, our management used the criteria for effective internal control over financial reporting described in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
On December 1, 2021, the Company completed its acquisition of Meredith Holdings Corporation ("Meredith"). Accordingly, the acquired assets and liabilities of Meredith are included in our consolidated balance sheet at December 31, 2021 and the results of its operations and cash flows are reported in our consolidated statements of income and cash flows from December 1, 2021 through December 31, 2021. In accordance with SEC staff guidance permitting a company to exclude an acquired business from management’s assessment of the effectiveness of internal control over financial reporting for the year in which the acquisition is completed, we have elected to exclude Meredith from the Company’s assessment of internal control over financial reporting as of December 31, 2021. Meredith represented 32% of the Company’s total assets at December 31, 2021 and 5% of the Company’s revenues for the year ended December 31, 2021.
Based on this assessment, management has determined that, at December 31, 2021, the Company's internal control over financial reporting is effective. The effectiveness of our internal control over financial reporting at December 31, 2021 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report, included herein.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Changes in Internal Control Over Financial Reporting
We reviewed our internal control over financial reporting at December 31, 2021. The acquisition of Meredith has resulted in certain material changes, and further material changes may be made, to our internal controls over financial reporting as we further integrate Meredith.

During the quarter ended December 31, 2021, there have been no other changes in our internal control over financial reporting that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting. See Item 8. Financial Statements and Supplementary Data and - Report of Independent Registered Public Accounting Firm, which reports are incorporated herein by reference.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of IAC/InterActiveCorp
Opinion on Internal Control Over Financial Reporting
We have audited IAC/InterActiveCorp and subsidiaries’ internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, IAC/InterActiveCorp and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Meredith Holdings Corporation (“Meredith”), acquired on December 1, 2021, which is included in the 2021 consolidated financial statements of the Company and constituted 32% of total assets as of December 31, 2021 and 5% of revenues for the year then ended. Our audit of internal control over financial reporting of IAC/InterActiveCorp also did not include an evaluation of the internal control over financial reporting of Meredith.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2021 and 2020, and the related consolidated and combined statements of operations, comprehensive operations, shareholders’ and parent’s equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and the financial statement schedule listed in the Index at Item 15(a), and our report dated March 1, 2022 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP
New York, New York
March 1, 2022

Item 9B.    Other Information
Not applicable.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
The information required by Part III (Items 10, 11, 12, 13 and 14) has been incorporated herein by reference to IAC's definitive proxy statement be used in connection with IAC’s 2022 Annual Meeting of Stockholders (the "2022 Proxy Statement"), as set forth below in accordance with General Instruction G(3) of Form 10-K.
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by Items 401 and 405 of Regulation S-K relating to directors and executive officers of IAC and their compliance with Section 16(a) of the Exchange Act is set forth in the sections entitled "Information Concerning Director Nominees" and "Information Concerning IAC Executive Officers Who Are Not Directors" and "Delinquent 16(a) Reports," respectively, in the 2022 Proxy Statement and is incorporated herein by reference. The information required by Item 406 of Regulation S-K relating to IAC's Code of Ethics is set forth under the caption "Part I-Item 1-Business-Description of IAC Businesses-Additional Information-Code of Ethics" of this annual report and is incorporated herein by reference. The information required by subsections (c)(3), (d)(4) and (d)(5) of Item 407 of Regulation S-K is set forth in the sections entitled "Corporate Governance" and "The Board and Board Committees" in the 2022 Proxy Statement and is incorporated herein by reference.
Item 11.    Executive Compensation
The information required by Item 402 of Regulation S-K relating to executive and director compensation and pay ratio disclosure is set forth in the sections entitled "Executive Compensation," "Director Compensation" and "Pay Ratio Disclosure" in the 2022 Proxy Statement and is incorporated herein by reference. The information required by subsections (e)(4) and (e)(5) of Item 407 of Regulation S-K relating to certain compensation committee matters is set forth in the sections entitled "The Board and Board Committees," "Compensation Committee Report" and "Compensation Committee Interlocks and Insider Participation" in the 2022 Proxy Statement and is incorporated herein by reference; provided, however, that the information set forth in the section entitled "Compensation Committee Report" shall be deemed furnished herein and shall not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information regarding ownership of IAC common stock and Class B common stock required by Item 403 of Regulation S-K and securities authorized for issuance under IAC's various equity compensation plans required by Item 201(d) of Regulation S-K is set forth in the sections entitled "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information," respectively, in the 2022 Proxy Statement and is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
Information regarding certain relationships and related transactions involving IAC required by Item 404 of Regulation S-K and director independence determinations required by Item 407(a) of Regulation S-K is set forth in the sections entitled "Certain Relationships and Related Person Transactions" and "Corporate Governance," respectively, in the 2022 Proxy Statement and is incorporated herein by reference.
Item 14.    Principal Accountant Fees and Services
Information required by Item 9(e) of Schedule 14A regarding the fees and services of IAC's independent registered public accounting firm and the pre-approval policies and procedures applicable to services provided to IAC by such firm is set forth in the sections entitled "Fees Paid to Our Independent Registered Public Accounting Firm" and "Audit and Non-Audit Services Pre-Approval Policy," respectively, in the 2022 Proxy Statement and is incorporated herein by reference.

PART IV
Item 15.    Exhibits and Financial Statement Schedules
(a)   List of documents filed as part of this Report:

(1)   Consolidated and Combined Financial Statements of IAC
Report of Independent Registered Public Accounting Firm: Ernst & Young LLP (PCAOB ID: 42).
Consolidated Balance Sheet as of December 31, 2021 and 2020.
Consolidated and Combined Statement of Operations for the Years Ended December 31, 2021, 2020 and 2019.
Consolidated and Combined Statement of Comprehensive Operations for the Years Ended December 31, 2021, 2020 and 2019.
Consolidated Statement of Shareholders' Equity and Combined Statement of Parents Equity for the Years Ended December 31, 2021, 2020 and 2019.
Consolidated and Combined Statement of Cash Flows for the Years Ended December 31, 2021, 2020 and 2019.
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

Exhibit No.	Description	Location
2.1	Agreement and Plan of Merger, dated as of October 6, 2021, by and among, Meredith, New Meredith, Dotdash and, for certain limited purposes set forth therein, IAC/InterActiveCorp.	Filed as Exhibit 2.1 to IAC/InterActiveCorp's Current Report on Form 8-K, filed on October 7, 2021.
2.2	Separation Agreement by and between IAC/InterActiveCorp and Vimeo, Inc., dated as of May 24, 2021.(1)	Filed As Exhibit 2.1 to IAC/InterActiveCorp's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2021.
2.3	Agreement and Plan or Merger by and among IAC/InterActiveCorp, Buzz Merger Sub Inc. and Care.com, Inc., dated December 20, 2019.	Filed as Exhibit 2.1 to Old IAC’s Current Report on Form 8-K, filed on December 23, 2019.
2.4	Transaction Agreement, dated as of December 19, 2019, by and among Old IAC, IAC/InterActiveCorp, Valentine Merger Sub LLC and Match Group, Inc.	Filed as Annex A to the joint proxy statement/prospectus forming a part of IAC/InterActiveCorp’s Registration Statement on Form S-4 filed by Old IAC and IAC/InterActiveCorp on February 13, 2020.
2.5	Amendment No. 1, dated April 28, 2020, to the Transaction Agreement, dated as of December 19, 2019, by and among Old IAC, IAC/InterActiveCorp, Valentine Merger Sub LLC and Match Group, Inc.	Filed as Exhibit 2.1 to Old IAC’s Current Report on Form 8-K, filed on April 28, 2020.
2.6	Amendment No. 2, dated June 22, 2020, to the Transaction Agreement, dated as of December 19, 2019, by and among Old IAC, IAC/InterActiveCorp, Valentine Merger Sub LLC and Match Group, Inc.	Filed as Exhibit 2.1 to Old IAC’s Current Report on Form 8-K, filed on June 22, 2020.
2.7	Agreement and Plan of Merger, dated as of May 1, 2017, , by and among Angie’s List, Inc., IAC/InterActiveCorp, ANGI Homeservices Inc. (now Angi Inc.) and Casa Merger Sub, Inc.	Annex B to the Proxy Statement/Prospectus filed on August 30, 2017 by ANGI Homeservices Inc. pursuant to Rule 424(b)(3) of the Securities Act of 1933, as amended.
3.1	Restated Certificate of Incorporation of IAC/InterActiveCorp.	Filed as Exhibit 3.1(c) to IAC/InterActiveCorp’s Current Report on Form 8-K filed on July 2, 2020.
3.2	Amendment to Restated Certificate of Incorporation of IAC/InterActiveCorp.	Exhibit 4.2 to the Post-Effective Amendment No. 1 on Form S-8 to Registration Statement on Form S-4 (File No. 333-251656), filed by IAC/InterActiveCorp on May 26, 2021.
3.3	Amended and Restated By-laws of IAC/InterActiveCorp.	Exhibit 3.1 to IAC/InterActiveCorp's Current Report on Form 8-K, filed on April 9, 2021.
3.4	Certificate of Designations of Series A Cumulative Preferred Stock of IAC/InterActiveCorp.	Filed as Exhibit 3.2 to IAC/InterActiveCorp’s Current Report on Form 8-K filed on July 2, 2020.
4.1	Description of IAC/InterActiveCorp Capital Stock.(2)
4.2	Indenture, dated as of August 20, 2020, among ANGI Group, LLC, the guarantors party thereto and Computershare Trust Company, N.A., as trustee.	Filed as Exhibit 4.1 to the Current Report on Form 8-K filed by ANGI Homeservices Inc. (now Angi Inc.) on August 20, 2020.
10.1	Amended and Restated Governance Agreement, dated as of August 9, 2005, among IAC/InterActiveCorp, Liberty Media Corporation and Barry Diller.	Filed as Exhibit 10.1 to Old IAC’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005.
10.2	Letter Agreement, dated as of December 1, 2010, by and among IAC/InterActiveCorp, Liberty Media Corporation, Liberty USA Holdings, LLC and Barry Diller.	Filed as Exhibit 10.1 to Old IAC’s Current Report on Form 8-K, filed on December 6, 2010.

10.3	Letter Agreement, dated as of December 1, 2010, by and between IAC/InterActiveCorp and Barry Diller.	Filed as Exhibit 10.2 to Old IAC’s Current Report on Form 8-K, filed on December 6, 2010.
10.4	Credit Agreement, dated as of December 1, 2021, by and among Dotdash Meredith, Inc. as Borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other parties thereto.	Filed as Exhibit 10.1 to IAC/InterActiveCorp's Current Report on Form 8-K, filed on December 1, 2021.
10.5	IAC/InterActiveCorp 2018 Stock and Annual Incentive Plan.(3)	Filed as Exhibit 10.1 to Old IAC’s Current Report on Form 8-K, filed on June 29, 2018.
10.6	Form of Notice and Terms and Conditions for 2020 Five- Year Restricted Stock Unit Awards.(3)	Filed as Exhibit 10.7 to IAC/InterActiveCorp's Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
10.7	IAC/InterActiveCorp 2013 Stock and Annual Incentive Plan.(3)	Filed as Exhibit 10.1 to Old IAC’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013.
10.8	Form of Terms and Conditions for Stock Options granted under the IAC/InterActiveCorp 2013 Stock and Annual Incentive Plan.(3)	Filed as Exhibit 10.6 to Old IAC’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
10.9	IAC/InterActiveCorp 2008 Stock and Annual Incentive Plan.(3)	Filed as Annex F to Old IAC’s Definitive Proxy Statement, filed on July 11, 2008.
10.10	Form of Terms and Conditions for Stock Options granted under the IAC/InterActiveCorp 2008 Stock and Annual Incentive Plan.(3)	Filed as Exhibit 10.7 to Old IAC’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
10.11	IAC/InterActiveCorp 2005 Stock and Annual Incentive Plan.(3)	Filed as Exhibit 10.8 to Old IAC’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
10.12	Form of Terms and Conditions for Stock Options granted under the IAC/InterActiveCorp 2005 Stock and Annual Incentive Plan.(3)	Filed as Exhibit 10.1 to Old IAC’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2008.
10.13	Summary of IAC/InterActiveCorp Non-Employee Director Compensation Arrangements.(3)	Filed as Exhibit 10.16 to IAC/InterActiveCorp's Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
10.14	2011 IAC/InterActiveCorp Deferred Compensation Plan for Non-Employee Directors.(3)	Filed as Exhibit 10.1 to Old IAC's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2011.

10.15	Equity and Bonus Compensation Arrangement, dated as of August 24, 1995, between Barry Diller and the Registrant.(3)	Filed as Exhibit 10.26 to Old IAC’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
10.16	Employment Agreement between Joseph Levin and IAC/InterActiveCorp, dated as of November 5, 2020.(3)	Filed as Exhibit 10.1 to IAC/InterActiveCorp’s Current Report on Form 8-K, filed on November 6, 2020.
10.17	Amended and Restated Restricted Stock Agreement, dated as of June 7, 2021, by and between Joseph Levin and IAC/InterActiveCorp.(3)	Filed as Exhibit 10.1 to IAC/InterActiveCorp's Current Report on Form 8-K, filed on June 8, 2021.
10.18	Second Amended and Restated Employment Agreement between Victor A. Kaufman and IAC/InterActiveCorp, dated as of March 15, 2012.(3)	Filed as Exhibit 10.1 to Old IAC’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012.
10.19	Employment Agreement between Christopher Halpin and IAC/InterActiveCorp, dated as of January 4, 2022.(2)(3)
10.20	Employment Agreement between Mark Stein and IAC/InterActiveCorp, dated as of June 28, 2018.(3)	Filed as Exhibit 10.2 to Old IAC’s Current Report on Form 8-K, filed on June 29, 2018.
10.21	Employment Agreement between Kendall Handler and IAC/InterActiveCorp, dated as of December 31, 2020.(3)	Filed as Exhibit 10.25 to IAC/InterActiveCorp's Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

10.22	Separation Agreement between Glenn H. Schiffman and IAC/InterActiveCorp, dated as of June 8, 2021.(3)	Filed as Exhibit 10.1 to IAC/InterActiveCorp's Current Report on Form 8-K, filed on June 8, 2021.
10.23	Google Services Agreement, dated as of October 26, 2015, between IAC/InterActiveCorp and Google Inc.(4)(5)	Filed as Exhibit 10.26 to IAC/InterActiveCorp's Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
10.24	Amendment No. 3 to Google Services Agreement, dated as of February 11, 2019 (with an effective date of April 1, 2020), between IAC/InterActiveCorp and Google LLC.(4)(5)	Filed as Exhibit 10.27 to IAC/InterActiveCorp's Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
10.25	Amendment No. 4 to Google Services Agreement, dated as of August 23, 2021 (with an effective date of August 1, 2021), between IAC/InterActiveCorp and Google LLC and certain of their respective subsidiaries.(5)	Filed as Exhibit 10.1 to IAC/InterActiveCorp's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2021.
10.26	Employee Matters Agreement by and between IAC/InterActiveCorp and Vimeo, Inc., dated as of May 24, 2021.(1)	Filed as Exhibit 10.2 to IAC/InterActiveCorp's Current Report on Form 8-K, filed on May 28, 2021.
10.27	Tax Matters Agreement by and between IAC/InterActiveCorp and Vimeo, Inc., dated as of May 24, 2021.	Filed as Exhibit 10.3 to IAC/InterActiveCorp's Current Report on Form 8-K, filed on May 28, 2021.
10.28	Transition Services Agreement by and between IAC/InterActiveCorp and Vimeo, Inc., dated as of May 24, 2021.(1)	Filed as Exhibit 10.1 to IAC/InterActiveCorp's Current Report on Form 8-K, filed on May 28, 2021.
10.29	Extension Request, dated as of August 26, 2021, pursuant to Transition Services Agreement by and between IAC/InterActiveCorp and Vimeo, Inc., dated as of May 24, 2021.	Filed as Exhibit 10.3 to IAC/InterActiveCorp's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2021.
10.30	Amended and Restated Employee Matters Agreement, dated as of June 30, 2020, by and between IAC/InterActiveCorp and Match Group, Inc.	Filed as Exhibit 10.3 to IAC/InterActiveCorp's Current Report on Form 8-K, filed on July 2, 2020.
10.31	Tax Matters Agreement, dated as of June 30, 2020, by and between IAC/InterActiveCorp and Match Group, Inc.	Filed as Exhibit 10.2 to IAC/InterActiveCorp’s Current Report on Form 8-K, filed on July 2, 2020.
10.32	Transition Services Agreement, dated as of June 30, 2020, by and between IAC/InterActiveCorp and Match Group, Inc.	Filed as Exhibit 10.1 to IAC/InterActiveCorp’s Current Report on Form 8-K, filed on July 2, 2020.
10.33	Amendment No. 1, dated as of March 31, 2021, to Transition Services Agreement by and between IAC/InterActiveCorp and Match Group, Inc., dated as of June 30, 2020.(1)	Filed as Exhibit 10.4 to IAC/InterActiveCorp's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2021.
10.34	Amendment No. 2, dated as of July 22, 2021, to Transition Services Agreement by and between IAC/InterActiveCorp and Match Group, Inc., dated as of June 30, 2020.(1)	Filed as Exhibit 10.2 to IAC/InterActiveCorp's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2021.
10.35	Contribution Agreement, dated as of September 29, 2017, by and between IAC/InterActiveCorp and ANGI Homeservices Inc. (now Angi Inc.).	Filed as Exhibit 2.1 to Old IAC’s Current Report on Form 8-K, filed on October 2, 2017.
10.36	Employee Matters Agreement, dated as of September 29, 2017, by and between IAC/InterActiveCorp and ANGI Homeservices Inc. (now Angi Inc.)	Filed as Exhibit 2.5 to Old IAC’s Current Report on Form 8-K, filed on October 2, 2017.
10.37	Investor Rights Agreement, dated as of September 29, 2017, by and between IAC/InterActiveCorp and ANGI Homeservices Inc. (now Angi Inc.).	Filed as Exhibit 2.2 to Old IAC’s Current Report on Form 8-K, filed on October 2, 2017.

10.38	Tax Sharing Agreement, dated as of September 29, 2017, by and between IAC/InterActiveCorp and ANGI Homeservices Inc. (now Angi Inc.).	Filed as Exhibit 2.4 to Old IAC’s Current Report on Form 8-K, filed on October 2, 2017.
10.39	Services Agreement, dated as of September 29, 2017, by and between IAC/InterActiveCorp and ANGI Homeservices Inc. (now Angi Inc.).	Filed as Exhibit 2.3 to Old IAC’s Current Report on Form 8-K, filed on October 2, 2017.
21.1	Subsidiaries of the Registrant as of December 31, 2021.(2)
23.1	Consent of Ernst & Young LLP.(2)
31.1	Certification of the Chairman and Senior Executive pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(2)
31.2	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(2)
31.3	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(2)

32.1	Certification of the Chairman and Senior Executive pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(6)
32.2	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(6)
32.3	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(6)
99.1	Voting Agreement, dated as of November 5, 2020, by and among Barry Diller, The Arrow 1999 Trust, dated September 16, 1999, as amended, The AVF Trust U/A/D February 17, 2016, The TVF Trust U/A/D February 17, 2016, The TALT Trust U/A/D February 17, 2016, and Joseph M. Levin.	Filed as Exhibit 99.1 to IAC/InterActiveCorp’s Current Report on Form 8-K, filed on November 6, 2020.
101.INS	Inline XBRL Instance (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)(2)
101.SCH	Inline XBRL Taxonomy Extension Schema(2)
101.CAL	Inline XBRL Taxonomy Extension Calculation(2)
101.DEF	Inline XBRL Taxonomy Extension Definition(2)
101.LAB	Inline XBRL Taxonomy Extension Labels(2)
101.PRE	XBRL Taxonomy Extension Presentation(2)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_______________________________________________________________________________
(1)Pursuant to Item 601(a)(5) of Regulation S-K, certain schedules and similar attachments have been omitted.
(2)Filed herewith.
(3)Reflects management contracts and management and director compensatory plans.
(4)Certain confidential information has been omitted from this exhibit pursuant to applicable SEC rules.
(5)Reflects redacted documents for which confidential treatment was previously granted to and/or extended for Old IAC.

(6)Furnished herewith.

Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 1, 2022	IAC/INTERACTIVECORP
	By:	/s/ CHRISTOPHER HALPIN
Christopher Halpin
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 1, 2022:

Signature	Title

/s/ BARRY DILLER	Chairman of the Board, Senior Executive and Director
Barry Diller

/s/ JOSEPH LEVIN	Chief Executive Officer and Director
Joseph Levin

/s/ VICTOR A. KAUFMAN	Vice Chairman and Director
Victor A. Kaufman
/s/ CHRISTOPHER HALPIN	Executive Vice President and Chief Financial Officer
Christopher Halpin

/s/ MICHAEL H. SCHWERDTMAN	Senior Vice President and Controller (Chief Accounting Officer)
Michael H. Schwerdtman

/s/ CHELSEA CLINTON	Director
Chelsea Clinton

/s/ MICHAEL D. EISNER	Director
Michael D. Eisner

/s/ BONNIE S. HAMMER	Director
Bonnie S. Hammer

/s/ BRYAN LOURD	Director
Bryan Lourd

/s/ WESTLEY MOORE	Director
Westley Moore

/s/ DAVID S. ROSENBLATT	Director
David S. Rosenblatt

/s/ ALAN G. SPOON	Director
Alan G. Spoon

/s/ ALEXANDER VON FURSTENBERG	Director
Alexander von Furstenberg

/s/ RICHARD F. ZANNINO	Director
Richard F. Zannino

Schedule II
IAC/INTERACTIVECORP AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charges to Earnings		Charges to Other Accounts		Deductions		Balance at End of Period
	(In thousands)
2021
Allowance for credit losses	$27,178	$89,893	(a)	$123		$(80,557)	(c)	$36,637
Revenue reserves	2,062	122,877	(b)	—		(121,857)	(d)	3,082
Deferred tax valuation allowance	111,691	(1,620)	(e)	2,569	(f)	—		112,640
Other reserves	8,054							13,220
2020
Allowance for credit losses	$19,984	$78,931	(a)	$(152)		$(71,585)	(c)	$27,178
Revenue reserves	3,891	110,796	(b)	—		(112,625)	(d)	2,062
Deferred tax valuation allowance	91,180	11,443	(g)	9,068	(h)	—		111,691
Other reserves	5,057							8,054
2019
Allowance for credit losses	$16,164	$64,478	(a)	$(45)		$(60,613)	(c)	$19,984
Revenue reserves	1,792	114,005	(b)	(2)		(111,904)	(d)	3,891
Deferred tax valuation allowance	86,778	6,006	(i)	(1,604)	(h)	—		91,180
Other reserves	3,919							5,057
_________________________________________________________
(a)     Additions to the allowance for credit losses are charged to expense.
(b)    Additions to the revenue reserves are charged against revenue.
(c)    Write-off of fully reserved accounts receivable, net of recoveries.
(d)     Amount is primarily related to write-off of revenue reserve at Angi Inc. primarily related to credits granted to customers.
(e)    Amount is primarily related to a decrease in both foreign net operating losses ("NOLs") and unbenefited capital losses offset by an increase in federal NOLs.
(f)    Amount is primarily related to acquired foreign and state NOLs offset by currency translation adjustments on foreign NOLs.
(g)    Amount is primarily related to impairments of certain equity securities without readily determinable fair values.
(h)     Amount is primarily related to currency translation adjustments on foreign NOLs.
(i)     Amount is primarily related to an increase in foreign NOLs partially offset by a net decrease in unbenefited capital losses.