Form 10-Q
period 2022-03-31
IAC/InterActiveCorp
filed 2022-05-10
CIK 1800227

As filed with the Securities and Exchange Commission on May 10, 2022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of May 6, 2022, the following shares of the registrant's common stock were outstanding:

Common Stock	84,084,191
Class B common stock	5,789,499
Total	89,873,690

PART I
FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements
IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	March 31, 2022	December 31, 2021
	(In thousands, except par value amounts)
ASSETS
Cash and cash equivalents	$1,852,598	$2,118,730
Marketable securities	59,012	19,788
Accounts receivable, net of reserves	593,280	693,208
Other current assets	279,408	242,188
Total current assets	2,784,298	3,073,914

Buildings, capitalized software, leasehold improvements, equipment and land, net	576,787	570,525
Goodwill	3,221,041	3,226,610
Intangible assets, net of accumulated amortization	1,357,479	1,414,892
Investment in MGM Resorts International	2,664,612	2,649,442
Long-term investments	322,925	327,838
Other non-current assets	966,394	1,037,067
TOTAL ASSETS	$11,893,536	$12,300,288

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Current portion of long-term debt	$30,000	$30,000
Accounts payable, trade	184,084	203,173
Deferred revenue	178,061	165,451
Accrued expenses and other current liabilities	939,399	980,574
Total current liabilities	1,331,544	1,379,198

Long-term debt, net	2,039,655	2,046,237
Deferred income taxes	308,178	385,890
Other long-term liabilities	685,425	721,262

Redeemable noncontrolling interests	27,817	18,741

Commitments and contingencies

SHAREHOLDERS' EQUITY:
Common Stock, $0.0001 par value; authorized 1,600,000 shares; 84,075 and 83,922 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	8	8
Class B common stock, $0.0001 par value; authorized 400,000 shares; 5,789 shares issued and outstanding at March 31, 2022 and December 31, 2021	1	1
Additional paid-in-capital	6,249,328	6,265,669
Retained earnings	669,353	905,151
Accumulated other comprehensive income	765	4,397
Total IAC shareholders' equity	6,919,455	7,175,226
Noncontrolling interests	581,462	573,734
Total shareholders' equity	7,500,917	7,748,960
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$11,893,536	$12,300,288
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2022	2021
	(In thousands, except per share data)
Revenue	$1,325,345	$786,570
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	537,103	228,994
Selling and marketing expense	490,488	312,538
General and administrative expense	238,355	163,160
Product development expense	80,787	53,083
Depreciation	30,236	19,186
Amortization of intangibles	57,190	16,839
Total operating costs and expenses	1,434,159	793,800
Operating loss	(108,814)	(7,230)
Interest expense	(21,912)	(6,617)
Unrealized (loss) gain on investment in MGM Resorts International	(187,330)	382,540
Other income, net	6,699	3,563
(Loss) earnings from continuing operations before income taxes	(311,357)	372,256
Income tax benefit (provision)	70,464	(53,311)
Net (loss) earnings from continuing operations	(240,893)	318,945
Earnings from discontinued operations, net of tax	—	9,956
Net (loss) earnings	(240,893)	328,901
Net loss attributable to noncontrolling interests	5,095	227
Net (loss) earnings attributable to IAC shareholders	$(235,798)	$329,128

Per share information from continuing operations:
Basic (loss) earnings per share	$(2.72)	$3.60
Diluted (loss) earnings per share	$(2.72)	$3.36

Per share information attributable to IAC Common Stock and Class B common stock shareholders:
Basic (loss) earnings per share	$(2.72)	$3.70
Diluted (loss) earnings per share	$(2.72)	$3.46

Stock-based compensation expense by function:
Cost of revenue	$25	$12
Selling and marketing expense	1,508	1,216
General and administrative expense	25,371	15,744
Product development expense	2,783	1,343
Total stock-based compensation expense	$29,687	$18,315
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Net (loss) earnings	$(240,893)	$328,901
Other comprehensive (loss) income, net of income taxes:
Change in foreign currency translation adjustment	(3,701)	11,017
Change in unrealized gains and losses on available-for-sale marketable debt securities	—	(2)
Total other comprehensive (loss) income, net of income taxes	(3,701)	11,015
Comprehensive (loss) income, net of income taxes	(244,594)	339,916
Components of comprehensive loss (income) attributable to noncontrolling interests:
Net loss attributable to noncontrolling interests	5,095	227
Change in foreign currency translation adjustment attributable to noncontrolling interests	67	(691)
Comprehensive loss (income) attributable to noncontrolling interests	5,162	(464)
Comprehensive (loss) income attributable to IAC shareholders	$(239,432)	$339,452
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Three Months Ended March 31, 2022 and 2021
(Unaudited)

	Redeemable Noncontrolling Interests	Common Stock, $0.0001 par value		Class B common stock, $0.0001 par value		Common Stock, $0.001 par value		Class B common stock, $0.001 par value		Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total IAC Shareholders' Equity	Noncontrolling Interests	Total Shareholders' Equity
		$	Shares	$	Shares	$	Shares	$	Shares
		(In thousands)
Balance at December 31, 2021	$18,741	$8	83,922	$1	5,789	$—	$—	$—	—	$6,265,669	$905,151	$4,397	$7,175,226	$573,734	$7,748,960
Net loss	(34)	—	—	—	—	—	—	—	—	—	(235,798)	—	(235,798)	(5,061)	(240,859)
Other comprehensive loss, net of income taxes	—	—	—	—	—	—	—	—	—	—	—	(3,634)	(3,634)	(67)	(3,701)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	16,702	—	—	16,702	13,556	30,258
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	—	153	—	—	—	—	—	—	(14,012)	—	—	(14,012)	—	(14,012)
Issuance of Angi Inc. common stock pursuant to stock-based awards, net of withholding taxes	—	—	—	—	—	—	—	—	—	(1,775)	—	2	(1,773)	(700)	(2,473)
Purchase of Angi Inc. treasury stock	—	—	—	—	—	—	—	—	—	(8,144)	—	—	(8,144)	—	(8,144)
Adjustment of noncontrolling interests to fair value	9,136	—	—	—	—	—	—	—	—	(9,136)	—	—	(9,136)	—	(9,136)
Other	(26)	—	—	—	—	—	—	—	—	24	—	—	24	—	24
Balance at March 31, 2022	$27,817	$8	84,075	$1	5,789	$—	—	$—	—	$6,249,328	$669,353	$765	$6,919,455	$581,462	$7,500,917

Balance at December 31, 2020	$231,992	$—	—	$—	—	$83	82,976	$6	5,789	$5,909,614	$694,042	$(6,170)	$6,597,575	$553,353	$7,150,928
Net (loss) earnings	(673)	—	—	—	—	—	—	—	—	—	329,128	—	329,128	446	329,574
Other comprehensive income, net of income taxes	580	—	—	—	—	—	—	—	—	—	—	10,324	10,324	111	10,435
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	20,668	—	—	20,668	2,542	23,210
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	—	—	—	—	—	366	—	—	(21,135)	—	—	(21,135)	—	(21,135)
Issuance of Angi Inc. common stock pursuant to stock-based awards, net of withholding taxes	—	—	—	—	—	—	—	—	—	(49,476)	—	(5)	(49,481)	1,430	(48,051)
Purchase of Angi Inc. treasury stock	—	—	—	—	—	—	—	—	—	(4,916)	—	—	(4,916)	—	(4,916)
Issuance of Vimeo common stock and creation of noncontrolling interests, net of fees	40,785	—	—	—	—	—	—	—	—	258,965	—	—	258,965	—	258,965
Distribution to and purchase of noncontrolling interests	(22,938)	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Adjustment of noncontrolling interests to fair value	453,099	—	—	—	—	—	—	—	—	(453,099)	—	—	(453,099)	—	(453,099)
Other	(4)	—	—	—	—	—	—	—	—	109	—	—	109	—	109
Balance at March 31, 2021	$702,841	$—	—	$—	—	$83	83,342	$6	5,789	$5,660,730	$1,023,170	$4,149	$6,688,138	$557,882	$7,246,020

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Cash flows from operating activities attributable to continuing operations:
Net (loss) earnings	$(240,893)	$328,901
Less: Earnings from discontinued operations, net of tax	—	9,956
Net (loss) earnings from continuing operations	(240,893)	318,945
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities attributable to continuing operations:
Stock-based compensation expense	29,687	18,315
Amortization of intangibles	57,190	16,839
Depreciation	30,236	19,186
Provision for credit losses	23,287	19,308
Deferred income taxes	(76,933)	51,748
Unrealized loss (gain) on investment in MGM Resorts International	187,330	(382,540)
Gains on investments in equity securities, net	(34,820)	(1,457)
Unrealized increase in the estimated fair value of a warrant	(7,985)	(12,775)
Non-cash lease expense (including right-of-use asset impairments)	13,727	6,550
Pension and postretirement benefit expense	36,343	—
Other adjustments, net	(717)	16,088
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	75,272	(40,511)
Other assets	5,341	8,006
Operating lease liabilities	(17,224)	(6,907)
Accounts payable and other liabilities	(84,049)	5,159
Income taxes payable and receivable	5,786	(799)
Deferred revenue	11,324	17,061
Net cash provided by operating activities attributable to continuing operations	12,902	52,216
Cash flows from investing activities attributable to continuing operations:
Capital expenditures	(30,493)	(20,217)
Proceeds from maturities of marketable debt securities	—	225,000
Net proceeds from the sale of businesses and investments	1,317	1,089
Purchases of investment in MGM Resorts International	(202,500)	—
Purchases of investments	—	(7,180)
Other, net	87	(1,306)
Net cash (used in) provided by investing activities attributable to continuing operations	(231,589)	197,386
Cash flows from financing activities attributable to continuing operations:
Principal payments on Dotdash Meredith Term Loans	(7,500)	—
Principal payments on ANGI Group Term Loan	—	(6,875)
Debt issuance costs	(785)	—
Purchase of Angi Inc. treasury stock	(8,144)	(4,916)
Proceeds from the exercise of IAC stock options	—	1,471
Withholding taxes paid on behalf of IAC employees on net settled stock-based awards	(14,890)	(18,264)
Withholding taxes paid on behalf of Angi Inc. employees on net settled stock-based awards	(1,322)	(48,168)
Purchase of noncontrolling interests	—	(22,938)
Other, net	5,159	526
Net cash used in financing activities attributable to continuing operations	(27,482)	(99,164)
Total cash (used in) provided by continuing operations	(246,169)	150,438
Net cash provided by operating activities attributable to discontinued operations	—	1,656
Net cash provided by investing activities attributable to discontinued operations	—	7,633
Net cash provided by financing activities attributable to discontinued operations	—	293,577
Total cash provided by discontinued operations	—	302,866
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(1,029)	(93)
Net (decrease) increase in cash and cash equivalents and restricted cash	(247,198)	453,211
Cash and cash equivalents and restricted cash at beginning of period	2,121,864	3,477,110
Cash and cash equivalents and restricted cash at end of period	$1,874,666	$3,930,321
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Acquisition of Meredith
On December 1, 2021, Dotdash Media Inc. (formerly known as About Inc., and referred to herein as "Dotdash"), a wholly-owned subsidiary of IAC/InterActiveCorp ("IAC"), completed the acquisition of Meredith Holdings Corporation ("Meredith"), which holds Meredith Corporation's national media business, consisting of its digital and magazine businesses, and its corporate operations. The parent of the combined entity is Dotdash Meredith, Inc. ("Dotdash Meredith"). See “Note 4—Business Combinations” for a description of the acquisition of Meredith.
Vimeo Spin-off
On May 25, 2021, IAC completed the spin-off of its full stake in Vimeo, Inc. (formerly Vimeo Holdings, Inc. ("Vimeo")) to IAC shareholders (which we refer to as the “Spin-off”). Following the Spin-off, Vimeo became an independent, separately traded public company. Therefore, Vimeo is presented as a discontinued operation within IAC's financial statements for all periods prior to May 25, 2021. See “Note 3—Discontinued Operations” for additional details.
Nature of Operations
IAC today is comprised of Dotdash Meredith, Angi Inc. and Care.com, as well as a number of other businesses ranging from early stage to established.
As used herein, "IAC," the "Company," "we," "our" or "us" and similar terms refer to IAC/InterActiveCorp and its subsidiaries (unless the context requires otherwise).
Basis of Presentation
The Company prepares its consolidated financial statements (collectively referred to herein as "financial statements") in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP"). The consolidated financial statements include the accounts of the Company, all entities that are wholly-owned by the Company and all entities in which the Company has a controlling financial interest. All intercompany transactions and balances between and amongst the Company and its subsidiaries have been eliminated.
The unaudited financial statements have been prepared in accordance with GAAP for interim financial information and with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and notes required by GAAP for complete annual financial statements. In the opinion of management, the unaudited financial statements include all normal recurring adjustments considered necessary for a fair presentation. Interim results are not necessarily indicative of the results that may be expected for the full year. The unaudited interim financial statements should be read in conjunction with the annual audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.
COVID-19 Update
The impact on the Company from the COVID-19 pandemic and the measures designed to contain its spread has been varied and volatile.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
As previously disclosed, the impact of COVID-19 on the businesses in IAC's Angi Inc. segment initially resulted in a decline in demand for service requests, driven primarily by decreases in demand in certain categories of jobs (particularly discretionary indoor projects). While these businesses experienced a rebound in service requests from mid-2020 through early 2021, service requests started to decline in May 2021 and continued to decline into the first quarter of 2022 because of Angi Inc.'s brand integration that began in March 2021 and, in late 2021 and early 2022, the Omicron variant surge. Moreover, many service professionals’ businesses have been and continue to be adversely impacted by labor and material constraints and many service professionals have limited capacity to take on new business, which continues to negatively impact the ability of Angi Inc.'s businesses to monetize service requests. Although Angi Inc.'s ability to monetize service requests rebounded modestly in the second half of 2021 and first quarter of 2022, it still has not returned to levels experienced pre-COVID-19. No assurances can be provided that Angi Inc. will continue to be able to improve monetization, or that service professionals’ businesses and, as a consequence, our revenue and profitability will not continue to be adversely impacted in the future. In addition, in the first quarter of 2022, revenue at Dotdash, excluding Meredith, declined compared to the first quarter of 2021 due to lower traffic to its sites compared to prior year COVID-19 traffic highs, impacting both display advertising and performance marketing revenue.
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
On an ongoing basis, the Company evaluates its estimates, judgments and assumptions, including those related to: the fair values of cash equivalents and marketable equity securities; the carrying value of accounts receivable, including the determination of the allowance for credit losses and the determination of revenue reserves; the determination of the customer relationship period for certain costs to obtain a contract with a customer; the carrying value of right-of-use assets ("ROU assets"); the useful lives and recoverability of buildings, capitalized software, leasehold improvements and equipment and definite-lived intangible assets; the fair value of assets acquired and liabilities assumed as a result of an acquisition and the allocation of purchase price to the identifiable intangible assets acquired during the measurement period; the recoverability of goodwill and indefinite-lived intangible assets; the fair value of equity securities without readily determinable fair values; contingencies; the fair value of acquisition-related contingent consideration arrangements; unrecognized tax benefits; the valuation allowance for deferred income tax assets; pension and postretirement benefit expenses, including actuarial assumptions regarding discount rates, expected returns on plan assets and healthcare costs; and the fair value of and forfeiture rates for stock-based awards, among others. The Company bases its estimates, judgments and assumptions on historical experience, its forecasts and budgets and other factors that the Company considers relevant.
Accounting for Investments in Equity Securities
Investments in equity securities, other than those of the Company's consolidated subsidiaries and those accounted for under the equity method, if applicable, are accounted for at fair value or under the measurement alternative of Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") No. 2016-01, Recognition and Measurement of Financial Assets and Liabilities, with any changes to fair value recognized in "Other income, net" in the statement of operations each reporting period. Under the measurement alternative, equity investments without readily determinable fair values are carried at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar securities of the same issuer; fair value is generally determined based on a market approach as of the transaction date. A security will be considered identical or similar if it has identical or similar rights to the equity securities held by the Company.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Company accounts for investments in the common stock or in-substance common stock of entities in which the Company has the ability to exercise significant influence over the operating and financial matters of the investee, but does not have a controlling financial interest, using the equity method. At March 31, 2022 and December 31, 2021, the Company has one investment accounted for using the equity method, which is included in "Long-term investments" in the balance sheet.
See "Note 5—Financial Instruments and Fair Value Measurements" for additional information on investments in equity securities.
General Revenue Recognition
Revenue is recognized when control of the promised services or goods is transferred to the Company's customers and in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services or goods.
The Company's disaggregated revenue disclosures are presented in "Note 9—Segment Information."
Deferred Revenue
Deferred revenue consists of payments that are received or are contractually due in advance of the Company's performance obligation. The Company’s deferred revenue is reported on a contract-by-contract basis at the end of each reporting period. The Company classifies deferred revenue as current when the remaining term of the applicable subscription period or expected completion of its performance obligation is one year or less. The current and non-current deferred revenue balances are $165.5 million and $0.4 million, respectively, at December 31, 2021, and $137.7 million and $0.7 million, respectively, at December 31, 2020. During the three months ended March 31, 2022, the Company recognized $90.0 million of revenue that was included in the deferred revenue balance at December 31, 2021. During the three months ended March 31, 2021, the Company recognized $66.1 million of revenue that was included in the deferred revenue balance at December 31, 2020. The current and non-current deferred revenue balances are $178.1 million and $0.5 million, at March 31, 2022, respectively. Non-current deferred revenue is included in "Other long-term liabilities" in the balance sheet.
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

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
The following table presents the capitalized costs to obtain a contract with a customer at March 31, 2022 and December 31, 2021, respectively:

	March 31, 2022			December 31, 2021
	Sales Commissions	App Store Fees	Total	Sales Commissions	App Store Fees	Total
	(In thousands)
Current	$42,794	$8,640	$51,434	$39,669	$9,023	$48,692
Non-current	5,987	—	5,987	6,086	—	6,086
Total	$48,781	$8,640	$57,421	$45,755	$9,023	$54,778
The current and non-current capitalized costs to obtain a contract with a customer are included in "Other current assets" and "Other non-current assets," respectively, in the balance sheet.
Certain Risks and Concentrations—Services Agreement with Google (the "Services Agreement")
A meaningful portion of the Company's revenue (and a substantial portion of IAC's net cash from operating activities attributable to continuing operations that it can freely access) is attributable to the Services Agreement. In addition, the Company earns certain other advertising revenue from Google that is not attributable to the Services Agreement. For the three months ended March 31, 2022 and 2021, total revenue earned from Google was $193.4 million and $171.8 million, respectively, representing 15% and 22%, respectively, of the Company's revenue. The related accounts receivable totaled $66.8 million and $89.1 million at March 31, 2022 and December 31, 2021, respectively.
The total revenue earned from the Services Agreement for the three months ended March 31, 2022 and 2021 was $147.1 million and $152.5 million, respectively, representing 11% and 19%, respectively, of the Company's total revenue.
The revenue attributable to the Services Agreement is earned by Ask Media Group and the Desktop business, both within the Search segment. For the three months ended March 31, 2022 and 2021, revenue earned from the Services Agreement was $120.5 million and $121.4 million, respectively, within Ask Media Group and $26.6 million and $31.0 million, respectively, within the Desktop business.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The Company and Google are parties to an amended Services Agreement, which expires on March 31, 2024 and provides for an automatic renewal for an additional one year period absent a notice of non-renewal from either party on or before March 31, 2023. The Services Agreement requires that the Company comply with certain guidelines promulgated by Google. Google may generally unilaterally update its policies and guidelines without advance notice. These updates may be specific to the Services Agreement or could be more general and thereby impact the Company as well as other companies. These policy and guideline updates have in the past and could in the future require modifications to, or prohibit and/or render obsolete certain of our products, services and/or business practices, which have been and could be costly to address or negatively impact revenue and have had and in the future could have an adverse effect on our financial condition and results of operations. As described below, Google has made changes to the policies under the Services Agreement and has also made industry-wide changes that have negatively impacted the Desktop business-to-consumer ("B2C") business. Google may make changes in the future that could impact the revenue earned from Google, including under the Services Agreement.
Certain industry-wide policy changes became effective on August 27, 2020. These industry-wide changes, combined with increased enforcement of policies under the Services Agreement, have had a negative impact on the results of operations of the B2C business. During the fourth quarter of 2020, Google suspended services with respect to some B2C's products and may do so with respect to other products in the future. As a result, the B2C business elected to modify certain marketing strategies in early January 2021. Subsequently, Google informed us of another policy change in the first quarter of 2021 that became effective on May 10, 2021. We anticipated that this Google policy change would eliminate our ability to successfully introduce and market new B2C products that would be profitable. Therefore, we undertook cost reduction measures and effectively eliminated all marketing of B2C products beginning in March 2021. This elimination of marketing has positively impacted profitability starting in the second quarter of 2021 because revenue from B2C products is earned over multiple periods beyond just the period in which the initial marketing is incurred. Following the cessation of the introduction of new products in March 2021, the B2C revenue stream relates solely to the then existing installed base of products. In 2022 and beyond, we expect the revenue and profits of the B2C business to decline significantly.
Recent Accounting Pronouncements
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

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
For the three months ended March 31, 2022, the Company recorded an income tax benefit of $70.5 million, which represents an effective income tax rate of 23%, which is higher than the statutory rate of 21% due primarily to state taxes and excess tax benefits generated by the exercise and vesting of stock-based awards, partially offset by nondeductible stock-based compensation expense. For the three months ended March 31, 2021, the Company recorded an income tax provision of $53.3 million, which represents an effective income tax rate of 14% which is lower than the statutory rate of 21% due primarily to excess tax benefits generated by the exercise and vesting of stock-based awards, partially offset by state taxes.
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
The Company is routinely under audit by federal, state, local and foreign authorities in the area of income tax as a result of previously filed separate company and consolidated tax returns with Old IAC and for its tax returns filed on a standalone basis following the MTCH Separation. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. The Internal Revenue Service ("IRS") has substantially completed its audit of Old IAC’s federal income tax returns for the years ended December 31, 2013 through 2017, and is currently auditing the years ended December 31, 2018 through 2019, which include the operations of the Company. The statute of limitations for the years 2013 through 2019 has been extended to December 31, 2023. Returns filed in various other jurisdictions are open to examination for tax years beginning with 2012. Income taxes payable include unrecognized tax benefits considered sufficient to pay assessments that may result from the examination of prior year tax returns. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may not accurately anticipate actual outcomes and, therefore, may require periodic adjustment. Although management currently believes changes in unrecognized tax benefits from period to period and differences between amounts paid, if any, upon resolution of issues raised in audits and amounts previously provided will not have a material impact on the liquidity, results of operations, or financial condition of the Company, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future.
At March 31, 2022 and December 31, 2021, unrecognized tax benefits, including interest and penalties, are $18.7 million and $18.0 million, respectively. Unrecognized tax benefits, including interest and penalties, at March 31, 2022 increased by $0.7 million due primarily to research credits. If unrecognized tax benefits at March 31, 2022 are subsequently recognized, $17.4 million, net of related deferred tax assets and interest, would reduce income tax expense. The comparable amount at December 31, 2021 was $16.7 million. The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease by $2.9 million by March 31, 2023 due to expected settlements of which $2.6 million would reduce the income tax provision.
NOTE 3—DISCONTINUED OPERATIONS
On May 25, 2021, IAC completed the Spin-off. Following the Spin-off, Vimeo became an independent, separately traded public company. Therefore, Vimeo is presented as a discontinued operation within IAC's financial statements for all periods prior to May 25, 2021.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The components of the earnings from discontinued operations for the three months ended March 31, 2021 in the statement of operations consisted of the following:

Three Months Ended March 31, 2021
(In thousands)
Revenue	$89,418
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	24,956
Selling and marketing expense	32,053
General and administrative expense	13,528
Product development expense	21,475
Depreciation	114
Amortization of intangibles	1,887
Total operating costs and expenses	94,013
Operating loss from discontinued operations	(4,595)
Interest expense	(64)
Other income, net	10,085
Earnings from discontinued operations before tax	5,426
Income tax benefit	4,530
Earnings from discontinued operations, net of tax	$9,956
NOTE 4—BUSINESS COMBINATION
On December 1, 2021, Dotdash acquired Meredith under the terms of an agreement (the "Merger Agreement") dated as of October 6, 2021. At the effective time of the merger, each outstanding share of common stock of Meredith (other than certain excluded shares) was converted into the right to receive $42.18 in cash. Pursuant to the Merger Agreement, Meredith equity awards were cancelled, and in exchange each holder received such holder’s portion of the merger consideration as set forth in the Merger Agreement, less the per share exercise price in the case of stock options. The Company accounted for this acquisition as a business combination under the acquisition method of accounting.
The total preliminary purchase price was calculated and allocated as follows:

(In thousands)
Common stock of Meredith	$1,931,376
Cash payment used to settle a portion of Meredith debt	625,000
Cash settlement of all outstanding vested equity awards and deferred compensation	130,089
Total preliminary purchase price	$2,686,465

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The table below summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

(In thousands)
Cash and cash equivalents	$12,436
Accounts receivable	373,091
Other current assets	90,371
Property and equipment	283,319
Goodwill	1,564,929
Intangible assets	1,095,500
Other non-current assets	682,214
Total assets	4,101,860
Customer deposit liability	(140,690)
Other current liabilities	(457,549)
Deferred income taxes	(230,880)
Other non-current liabilities	(586,276)
Net assets acquired	$2,686,465
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
The allocation of the preliminary purchase price to certain assets acquired and liabilities assumed is provisional and is subject to review and revision during the measurement period, which the Company expects to extend through the fourth quarter of 2022. In addition, the Company is still in the process of identifying acquired assets and assumed liabilities, which may also result in an adjustment of the provisional amounts recorded. The subsequent adjustment of the provisional amounts may be material.
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
2.prepaid expenses and other current and noncurrent assets, which will be subject to adjustment based upon a review of recoverability and consideration of other factors;

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
7.indemnification liabilities, which include pre-acquisition income tax and non-income tax liabilities, will be subject to adjustment for:
a.    the reconciliation of the income tax return to the income tax provision for Meredith Corporation's fiscal year ended June 30, 2021 and the short period return from July 1, 2021 through the date of acquisition;
b.    the assessment of the amounts of liabilities that existed at the date of acquisition based upon ongoing audits;
c.    the assessment of applicable tax rates and other factors; and
d.     the identification of other liabilities;
8.contingencies, the initial estimated recorded liability for which is approximately $100 million, including indemnification liabilities, will be subject to adjustment for additional items that are identified and for additional information obtained that will assist in the determination of liabilities as of the date of acquisition;
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

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Unaudited pro forma financial information
The unaudited pro forma financial information in the table below presents the results of the Company and Meredith as if the Meredith acquisition had occurred on January 1, 2020. The unaudited pro forma financial information includes adjustments required under the acquisition method of accounting and is presented for informational purposes only and is not necessarily indicative of the results that would have been achieved had this acquisition occurred on January 1, 2020. For the three months ended March 31, 2021, pro forma adjustments include an increase in amortization expense of $23.9 million related to intangible asset adjustments in purchase accounting.

Three Months Ended March 31, 2021
(In thousands, except per share data)
Revenue	$1,254,571
Net earnings from continuing operations	$371,736
Basic earnings per share from continuing operations	$4.19
Diluted earnings per share from continuing operations	$3.92
Net earnings attributable to IAC shareholders	$381,919
Basic earnings per share attributable to IAC shareholders	$4.29
Diluted earnings per share attributable to IAC shareholders	$4.02
NOTE 5—FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
Marketable Securities
At March 31, 2022 and December 31, 2021, the fair value of marketable securities are as follows:

	March 31, 2022	December 31, 2021
	(In thousands)
Marketable equity securities	$59,012	$19,788
Total marketable securities	$59,012	$19,788
The Company has two investments in marketable equity securities at March 31, 2022, which are carried at fair value following the investees' initial public offerings, which took place in the third quarter of 2021 and the first quarter of 2022, respectively. Prior to the respective initial public offerings, these investments were accounted for as equity securities without readily determinable fair values. The Company recorded a net unrealized pre-tax gain of $34.4 million during the three months ended March 31, 2022 for these investments. The net unrealized pre-tax gain related to these investments is included in "Other income, net" in the statement of operations.
Investment in MGM Resorts International

	March 31, 2022	December 31, 2021
	(In thousands)
Investment in MGM Resorts International ("MGM")	$2,664,612	$2,649,442
On February 16, 2022, the Company purchased an additional 4.5 million shares of MGM for $202.5 million. Following this purchase, the Company owns approximately 63.5 million shares, representing a 14.5% ownership interest in MGM as of February 23, 2022. The fair value of the investment in MGM is remeasured each reporting period based upon MGM's closing stock price on the New York Stock Exchange on the last trading day in the reporting period and any unrealized gains or losses are included in the statement of operations. For the three months ended March 31, 2022 and 2021, the Company recorded an unrealized pre-tax loss and an unrealized pre-tax gain on its investment in MGM of $187.3 million and $382.5 million, respectively. The cumulative unrealized net pre-tax gain through March 31, 2022 is $1.4 billion.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Long-term Investments
Long-term investments consist of:

	March 31, 2022	December 31, 2021
	(In thousands)
Equity securities without readily determinable fair values	$319,727	$324,649
Equity method investment	3,198	3,189
Total long-term investments	$322,925	$327,838
Equity Securities without Readily Determinable Fair Values
The following table presents a summary of unrealized pre-tax gains recorded in "Other income, net" in the statement of operations as adjustments to the carrying value of equity securities without readily determinable fair values held at March 31, 2021. There were no unrealized pre-tax gains or losses recorded for the three months ended March 31, 2022.

Three Months Ended March 31, 2021
(In thousands)
Upward adjustments (gross unrealized pre-tax gains)	$1,376
Total	$1,376
The cumulative upward and downward adjustments (including impairments) to the carrying value of equity securities without readily determinable fair values held at March 31, 2022 were $28.7 million and $38.6 million, respectively.
Realized and unrealized pre-tax gains and losses for the Company's investments without readily determinable fair values for the three months ended March 31, 2022 and 2021 are as follows:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Realized pre-tax gains, net, for equity securities sold	$468	$81
Unrealized pre-tax gains, net, on equity securities held	—	1,376
Total pre-tax gains, net recognized	$468	$1,457
All pre-tax gains and losses on equity securities without readily determinable fair values, realized and unrealized, are recognized in "Other income, net" in the statement of operations.
Equity Method Investment
The Company owns common shares of Turo Inc. ("Turo"), a peer-to-peer car sharing marketplace. This investment is accounted for under the equity method of accounting given the Company's ownership interest at March 31, 2022 of approximately 26.9% on a fully diluted basis in the form of preferred shares, which are not common stock equivalents. The Company accounts for the equity losses for this investment on a one quarter lag.
Fair Value Measurements
The Company categorizes its financial instruments measured at fair value into a fair value hierarchy that prioritizes the inputs used in pricing the asset or liability. The three levels of the fair value hierarchy are:
•Level 1: Observable inputs obtained from independent sources, such as quoted market prices for identical assets and liabilities in active markets.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
The following tables present the Company's financial instruments that are measured at fair value on a recurring basis:

	March 31, 2022
	Quoted Market Prices for Identical Assets in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$1,214,018	$—	$—	$1,214,018
Treasury discount notes	—	299,989	—	299,989
Marketable equity securities	59,012	—	—	59,012
Investment in MGM	2,664,612	—	—	2,664,612
Other non-current assets:				—
Warrant	—	—	117,279	117,279
Total	$3,937,642	$299,989	$117,279	$4,354,910

Liabilities:
Contingent consideration arrangement			$—	$—

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	December 31, 2021
	Quoted Market Prices for Identical Assets in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$1,660,921	$—	$—	$1,660,921
Time deposits	—	6,057	—	6,057
Marketable equity security	19,788	—	—	19,788
Investment in MGM	2,649,442	—	—	2,649,442
Other non-current assets:
Warrant	—	—	109,294	109,294
Total	$4,330,151	$6,057	$109,294	$4,445,502

Liabilities:
Contingent consideration arrangement			$(612)	$(612)
The following table presents the changes in the Company's financial instruments that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended March 31,
	2022		2021
	Warrant	Contingent Consideration Arrangement	Warrant
	(In thousands)
Balance at January 1	$109,294	$(612)	$5,276
Total net gains:
Fair value adjustments included in earnings	7,985	612	12,775
Balance at March 31	$117,279	$—	$18,051
Warrant
As part of the Company's investment in Turo preferred shares, the Company received a warrant that is recorded at fair value each reporting period with any change included in "Other income, net" in the statement of operations. The warrant is measured using significant unobservable inputs and is classified in the fair value hierarchy table as Level 3. The warrant is included in "Other non-current assets" in the balance sheet.
Contingent Consideration Arrangements
At March 31, 2022, the Company has two outstanding contingent consideration arrangements related to business combinations. The maximum contingent payments related to these arrangements is $7.0 million, however, as of March 31, 2022 the Company does not expect to make any further payments on these arrangements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
The Mosaic Group reporting unit fair value approximates its carrying value at March 31, 2022. To the extent there is a decline in the fair value of the reporting unit, a goodwill impairment would be recorded to the extent the carrying value exceeds the fair value. A 10% decline in the fair value of the Mosaic Group reporting unit would result in a goodwill impairment of approximately $25.0 million.

Financial instruments measured at fair value only for disclosure purposes
The following table presents the carrying value and the fair value of financial instruments measured at fair value only for disclosure purposes:

	March 31, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Current portion of long-term debt	$(30,000)	$(29,925)	$(30,000)	$(29,550)
Long-term debt, net(a)	$(2,039,655)	$(1,980,958)	$(2,046,237)	$(2,061,450)
_____________________
(a)    At March 31, 2022 and December 31, 2021, the carrying value of long-term debt, net includes unamortized original issue discount and debt issuance costs of $22.8 million and $23.8 million, respectively.
At March 31, 2022 and December 31, 2021, the fair value of long-term debt, including the current portion, is estimated using observable market prices or indices for similar liabilities, which are Level 2 inputs.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 6—LONG-TERM DEBT
Long-term debt consists of:

	March 31, 2022	December 31, 2021
	(In thousands)
Dotdash Meredith Debt
Dotdash Meredith Term Loan A ("Dotdash Meredith Term Loan A") due December 1, 2026	$345,625	$350,000
Dotdash Meredith Term Loan B ("Dotdash Meredith Term Loan B") due December 1, 2028	1,246,875	1,250,000
Total Dotdash Meredith long-term debt	1,592,500	1,600,000
Less: current portion of Dotdash Meredith long-term debt	30,000	30,000
Less: original issue discount	5,950	6,176
Less: unamortized debt issuance costs	11,625	12,139
Total Dotdash Meredith long-term debt, net	1,544,925	1,551,685

ANGI Group Debt
3.875% ANGI Group Senior Notes due August 15, 2028 ("ANGI Group Senior Notes"); interest payable each February 15 and August 15, which commenced February 15, 2021	500,000	500,000
Less: unamortized debt issuance costs	5,270	5,448
Total ANGI Group long-term debt, net	494,730	494,552

Total long-term debt, net	$2,039,655	$2,046,237
Dotdash Meredith Term Loans and Dotdash Meredith Revolving Facility
On December 1, 2021, Dotdash Meredith entered into a credit agreement ("Dotdash Meredith Credit Agreement"), which provides for (i) the five-year $350 million Dotdash Meredith Term Loan A, (ii) the seven-year $1.25 billion Dotdash Meredith Term Loan B (and together with Dotdash Meredith Term Loan A, the "Dotdash Meredith Term Loans") and (iii) a five-year $150 million revolving credit facility ("Dotdash Meredith Revolving Facility"). The proceeds of the Dotdash Meredith Term Loans were used to fund a portion of the purchase price for the acquisition of Meredith and pay related fees and expenses. The Dotdash Meredith Term Loan A bears interest at an adjusted term secured overnight financing rate ("Adjusted Term SOFR") as defined in the Dotdash Meredith Credit Agreement plus an applicable margin depending on Dotdash Meredith's most recently reported consolidated net leverage ratio, as defined in the Dotdash Meredith Credit Agreement. At March 31, 2022 and December 31, 2021, the Dotdash Meredith Term Loan A bore interest at Adjusted Term SOFR plus 2.00%, or 2.29% and 2.15%, respectively. The Dotdash Meredith Term Loan B bore interest at Adjusted Term SOFR, subject to a minimum of 0.50%, plus 4.00%, or 4.50% at both March 31, 2022 and December 31, 2021. Interest payments are due at least quarterly through the terms of the Dotdash Meredith Term Loans.
The outstanding balances of the Dotdash Meredith Term Loan A and Dotdash Meredith Term Loan B were $345.6 million and $1.25 billion at March 31, 2022, respectively, and $350.0 million and $1.25 billion at December 31, 2021, respectively. The Dotdash Meredith Term Loan A requires quarterly principal payments of approximately $4.4 million through December 31, 2024, $8.8 million through December 31, 2025 and approximately $13.1 million thereafter through maturity. The Dotdash Meredith Term Loan B requires quarterly payments of $3.1 million through maturity. Commencing December 31, 2022, pursuant to the Dotdash Meredith Credit Agreement, the Dotdash Meredith Term Loan B may require additional annual principal payments as part of an excess cash flow sweep provision, the amount of which, in part, is governed by Dotdash Meredith's net leverage ratio.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
There were no outstanding borrowings under the Dotdash Meredith Revolving Facility at March 31, 2022 and December 31, 2021. The annual commitment fee on undrawn funds is based on the consolidated net leverage ratio, as defined in the Dotdash Meredith Credit Agreement, most recently reported and was 35 basis points at both March 31, 2022 and December 31, 2021. Any borrowings under the Dotdash Meredith Revolving Facility would bear interest, at Dotdash Meredith's option, at either a base rate or term benchmark rate, plus an applicable margin, which is based on Dotdash Meredith's net leverage ratio.
As of the last day of any calendar quarter ending on or after March 31, 2022, if either (i) $1.00 or more of loans under the Dotdash Meredith Revolving Facility or Dotdash Meredith Term Loan A are outstanding, or (ii) the outstanding face amount of undrawn letters of credit, other than cash collateralized letters of credit at 102% of face value, exceeds $25 million, subject to certain increases for qualifying material acquisitions, then Dotdash Meredith will not permit the consolidated net leverage ratio as of the last day of such quarter to exceed 5.5 to 1.0. The Dotdash Meredith Credit Agreement also contains covenants that would limit Dotdash Meredith’s ability to pay dividends or make distributions in the event a default has occurred or if Dotdash Meredith’s consolidated net leverage ratio (as defined in the Dotdash Meredith Credit Agreement) exceeds 4.0 to 1.0. There were no such limitations at March 31, 2022.
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
The indenture governing the ANGI Group Senior Notes contains a covenant that would limit ANGI Group’s ability to incur liens for borrowed money in the event a default has occurred or ANGI Group’s secured leverage ratio (as defined in the indenture) exceeds 3.75 to 1.0. At March 31, 2022 there were no limitations pursuant thereto.
The $250 million ANGI Group Revolving Facility, which otherwise would have expired on November 5, 2023, was terminated effective August 3, 2021. No amounts were ever drawn under the ANGI Group Revolving Facility prior to its termination.
During the three months ended March 31, 2021, ANGI Group prepaid $6.9 million of the ANGI Group Term Loan principal that was otherwise due in the first quarter of 2022 and, as of May 6, 2021, the outstanding balance of the ANGI Group Term Loan was repaid in its entirety.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 7—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents the components of accumulated other comprehensive income (loss) and items reclassified out of accumulated other comprehensive income (loss) into earnings:

	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) On Available-For-Sale Marketable Debt Securities	Accumulated Other Comprehensive (Loss) Income
	(In thousands)
Balance at January 1	$4,397	$4,397	$(6,172)	$2	$(6,170)
Other comprehensive (loss) income before reclassifications	(3,634)	(3,634)	294	(2)	292
Amounts reclassified to earnings	—	—	10,032	—	10,032
Net current period other comprehensive (loss) income	(3,634)	(3,634)	10,326	(2)	10,324
Accumulated other comprehensive loss (income) allocated to noncontrolling interests during the period	2	2	(5)	—	(5)
Balance at March 31	$765	$765	$4,149	$—	$4,149
The amounts reclassified out of foreign currency translation adjustment into earnings for the three months ended March 31, 2021 related to the substantial liquidation of certain international subsidiaries.
At both March 31, 2022 and 2021, there was no income tax benefit or provision on the accumulated other comprehensive income.
NOTE 8—(LOSS) EARNINGS PER SHARE
The Company treats its common stock and Class B common stock as one class of stock for net (loss) earnings per share ("EPS") purposes as both classes of stock participate in earnings, dividends and other distributions on the same basis. The restricted stock award granted to our Chief Executive Officer ("CEO") on November 5, 2020 is a participating security and the Company calculates EPS using the two-class method since those restricted shares are unvested and have a non-forfeitable dividend right in the event the Company declares a cash dividend on common shares and participate in all other distributions of the Company in the same manner as all other IAC common shares.
Undistributed earnings allocated to the participating security is subtracted from earnings in determining earnings attributable to holders of IAC common stock and Class B common stock for basic EPS. Basic EPS is computed by dividing net (loss) earnings attributable to holders of IAC common stock and Class B common stock by the weighted-average number of shares of common stock and Class B common stock outstanding during the period.
For the calculation of diluted EPS, net (loss) earnings attributable to holders of IAC common stock and Class B common stock is adjusted for the impact from our public subsidiary's dilutive securities, if applicable, and the reallocation of undistributed earnings allocated to the participating security by the weighted-average number of common stock and Class B common stock outstanding plus dilutive securities during the period.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The numerator and denominator of basic and diluted EPS computations for the Company’s common stock and Class B common stock are calculated as follows:

	Three Months Ended March 31,
	2022	2021
	(In thousands, except per share data)
Basic EPS:
Numerator:
Net (loss) earnings from continuing operations	$(240,893)	$318,945
Net loss attributable to noncontrolling interests of continuing operations	5,095	1,036
Net earnings attributed to unvested participating security	—	(10,798)
Net (loss) earnings from continuing operations attributable to IAC Common Stock and Class B common stock shareholders	$(235,798)	$309,183

Net earnings from discontinued operations, net of tax	$—	$9,956
Net earnings attributable to noncontrolling interests of discontinued operations	—	(809)
Net earnings attributed to unvested participating security	—	(309)
Net earnings from discontinued operations attributable to IAC Common Stock and Class B common stock shareholders	$—	$8,838

Net (loss) earnings attributable to IAC Common Stock and Class B common stock shareholders	$(235,798)	$318,021

Denominator:
Weighted average basic IAC Common Stock and Class B common stock shares outstanding(a)	86,784	85,899

(Loss) earnings per share:
(Loss) earnings per share from continuing operations attributable to IAC Common Stock and Class B common stock shareholders	$(2.72)	$3.60
Earnings per share from discontinued operations, net of tax, attributable to IAC Common Stock and Class B common stock shareholders	$—	$0.10
(Loss) earnings per share attributable to IAC Common Stock and Class B common stock shareholders	$(2.72)	$3.70

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
	(In thousands, except per share data)
Diluted EPS:
Numerator:
Net (loss) earnings from continuing operations	$(240,893)	$318,945
Net loss attributable to noncontrolling interests of continuing operations	5,095	1,036
Net earnings attributed to unvested participating security	—	(10,089)
Impact from public subsidiaries' dilutive securities(b)	—	(18)
Net (loss) earnings from continuing operations attributable to IAC Common Stock and Class B common stock shareholders	$(235,798)	$309,874

Net earnings from discontinued operations, net of tax	$—	$9,956
Net earnings attributable to noncontrolling interests of discontinued operations	—	(809)
Net earnings attributed to unvested participating security	—	(288)
Net earnings from discontinued operations attributable to IAC Common Stock and Class B common stock shareholders	$—	$8,859

Net (loss) earnings attributable to IAC Common Stock and Class B common stock shareholders	$(235,798)	$318,733

Denominator:
Weighted average basic IAC Common Stock and Class B common stock shares outstanding(a)	86,784	85,899
Dilutive securities(b)(c)(d)	—	6,239
Denominator for earnings per share—weighted average shares(b)(c)(d)	86,784	92,138

(Loss) earnings per share:
(Loss) earnings per share from continuing operations attributable to IAC Common Stock and Class B common stock shareholders	$(2.72)	$3.36
Earnings per share from discontinued operations, net of tax, attributable to IAC Common Stock and Class B common stock shareholders	$—	$0.10
(Loss) earnings per share attributable to IAC Common Stock and Class B common stock shareholders	$(2.72)	$3.46
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
(b)    IAC has the option to settle certain Angi Inc. stock-based awards in its shares. For the three months ended March 31, 2022, both the Company and Angi Inc. had a loss from operations and as a result these awards were excluded from computing dilutive earnings per share because the impact would have been anti-dilutive. For the three months ended March 31, 2021 it was more dilutive for IAC to settle these Angi Inc. equity awards. The impact on net earnings relates to the settlement of Angi Inc.'s dilutive securities in IAC common shares.
(c)    For the three months ended March 31, 2022, the Company had a loss from continuing operations and, as a result, approximately 7.8 million potentially dilutive securities were excluded from computing diluted EPS because the impact would have been anti-dilutive. Accordingly, the weighted average basic shares outstanding were used to compute the EPS amounts for the three months ended March 31, 2022.
(d)    If the effect is dilutive, weighted average common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and subsidiary denominated equity and vesting of restricted common stock, restricted stock units ("RSUs") and market-based awards ("MSUs"). For the three months ended March 31, 2021, 3.0 million potentially dilutive securities were excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 9—SEGMENT INFORMATION
The overall concept that the Company employs in determining its operating segments is to present the financial information in a manner consistent with the chief operating decision maker's view of the businesses. In addition, we consider how the businesses are organized as to segment management and the focus of the businesses with regards to the types of services or products offered or the target market. Operating segments are combined for reporting purposes if they meet certain aggregation criteria, which principally relate to the similarity of their economic characteristics, or, in the case of the Emerging & Other reportable segment, do not meet the quantitative thresholds that require presentation as separate reportable segments. The determination of operating segments for Dotdash Meredith following the acquisition of Meredith is provisional; therefore, it is possible that a different level of segment reporting may be required following the completion of this determination.
The following table presents revenue by reportable segment:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Revenue
Dotdash Meredith
Digital	$216,165	$65,421
Print	289,978	—
Intra-segment eliminations(a)	(5,672)	—
Total Dotdash Meredith	500,471	65,421
Angi Inc.	436,159	387,029
Search	223,385	181,034
Emerging & Other	166,994	153,156
Inter-segment eliminations	(1,664)	(70)
Total	$1,325,345	$786,570
The following table presents the revenue of the Company's segments disaggregated by type of service:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Dotdash Meredith
Digital:
Display advertising revenue	$137,090	$37,171
Performance marketing revenue	50,105	27,593
Licensing and other revenue	28,970	657
Total digital revenue	216,165	65,421
Print:
Subscription revenue	132,607	—
Advertising revenue	72,687	—
Project and other revenue	33,025	—
Newsstand revenue	31,239	—
Performance marketing revenue	20,420	—
Total print revenue	289,978	—
Intra-segment eliminations(a)	(5,672)	—
Total Dotdash Meredith revenue	$500,471	$65,421

(a) Includes $5.6 million of intra-segment eliminations related to digital performance marketing revenue.

Angi Inc.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
	(In thousands)
North America
Angi Ads and Leads:
Consumer connection revenue(b)	$212,796	$221,430
Advertising revenue(c)	63,776	60,747
Membership subscription revenue(d)	16,237	16,882
Other revenue	5,226	7,278
Total Angi Ads and Leads revenue	298,035	306,337
Angi Services revenue(e)	113,137	54,704
Total North America revenue	411,172	361,041
Europe
Consumer connection revenue(f)	21,803	22,351
Service professional membership subscription revenue	2,890	3,328
Advertising and other revenue	294	309
Total Europe revenue	24,987	25,988
Total Angi Inc. revenue	$436,159	$387,029

(b) Includes fees paid by service professionals for consumer matches through Angi Ads and Leads platforms.
(c) Includes revenue from service professionals under contract for advertising.
(d) Includes membership subscription revenue from service professionals and consumers.
(e) Includes revenue from pre-priced offerings and revenue from Angi Roofing.
(f) Includes fees paid by service professionals for consumer matches.

Search
Advertising revenue
Google advertising revenue:	$149,652	$155,418
Non-Google advertising revenue	71,989	21,534
Total advertising revenue	221,641	176,952
Other revenue	1,744	4,082
Total Search revenue	$223,385	$181,034

Emerging & Other
Subscription revenue	$94,547	$83,566
Marketplace revenue	66,081	56,271
Media production and distribution revenue	546	7,788
Advertising revenue:
Non-Google advertising revenue	3,723	3,393
Google advertising revenue	608	571
Total advertising revenue	4,331	3,964
Service and other revenue	1,489	1,567
Total Emerging & Other revenue	$166,994	$153,156

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Revenue by geography is based on where the customer is located. Geographic information about revenue and long-lived assets is presented below:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Revenue:
United States	$1,204,348	$655,035
All other countries	120,997	131,535
Total	$1,325,345	$786,570

	March 31, 2022	December 31, 2021
	(In thousands)
Long-lived assets (excluding goodwill, intangible assets, and ROU assets):
United States	$569,411	$562,628
All other countries	7,376	7,897
Total	$576,787	$570,525
The following tables present operating (loss) income and Adjusted EBITDA by reportable segment:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Operating (loss) income:
Dotdash Meredith
Digital	$(1,944)	$18,127
Print	(38,271)	—
Other(g)	(16,030)	—
Total Dotdash Meredith	(56,245)	18,127
Angi Inc.	(33,957)	109
Search	25,079	18,386
Emerging & Other	(5,044)	994
Corporate	(38,647)	(44,846)
Total	$(108,814)	$(7,230)
_____________________
(g) Other comprises unallocated corporate expenses, which are corporate overhead expenses not attributable to the Digital or Print segments.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Adjusted EBITDA(h):
Dotdash Meredith
Digital	$34,800	$19,922
Print	$(10,480)	$—
Other	$(15,786)	$—
Angi Inc.	$(3,169)	$23,186
Search	$25,100	$18,386
Emerging & Other	$916	$11,964
Corporate	$(23,694)	$(26,348)
_____________________
(h) The Company's primary financial measure is Adjusted EBITDA, which is defined as operating income excluding: (1) stock-based compensation expense; (2) depreciation; and (3) acquisition-related items consisting of (i) amortization of intangible assets and impairments of goodwill and intangible assets, if applicable, and (ii) gains and losses recognized on changes in the fair value of contingent consideration arrangements.
The following tables reconcile operating (loss) income for the Company's reportable segments and net (loss) earnings attributable to IAC shareholders to Adjusted EBITDA:

	Three Months Ended March 31, 2022
	Operating (Loss) Income	Stock-based Compensation Expense	Depreciation	Amortization of Intangibles	Acquisition-related Contingent Consideration Fair Value Adjustments	Adjusted EBITDA
	(In thousands)
Dotdash Meredith
Digital	$(1,944)	$4,272	$7,489	$25,595	$(612)	$34,800
Print	(38,271)	$—	$5,532	$22,259	$—	$(10,480)
Other	(16,030)	$—	$244	$—	$—	$(15,786)
Angi Inc.	(33,957)	$12,985	$13,999	$3,804	$—	$(3,169)
Search	25,079	$—	$21	$—	$—	$25,100
Emerging & Other	(5,044)	$25	$403	$5,532	$—	$916
Corporate(i)	(38,647)	$12,405	$2,548	$—	$—	$(23,694)
Total	(108,814)
Interest expense	(21,912)
Unrealized loss on investment in MGM Resorts International	(187,330)
Other income, net	6,699
Loss before income taxes	(311,357)
Income tax benefit	70,464
Net loss	(240,893)
Net loss attributable to noncontrolling interests	5,095
Net loss attributable to IAC shareholders	$(235,798)

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended March 31, 2021
	Operating Income (Loss)	Stock-based Compensation Expense	Depreciation	Amortization of Intangibles	Adjusted EBITDA
	(In thousands)
Dotdash Meredith	$18,127	$—	$549	$1,246	$19,922
Angi Inc.	109	$2,034	$15,969	$5,074	$23,186
Search	18,386	$—	$—	$—	$18,386
Emerging & Other	994	$25	$426	$10,519	$11,964
Corporate(i)	(44,846)	$16,256	$2,242	$—	$(26,348)
Total	(7,230)
Interest expense	(6,617)
Unrealized gain on investment in MGM Resorts International	382,540
Other income, net	3,563
Earnings from continuing operations before income taxes	372,256
Income tax provision	(53,311)
Net earnings from continuing operations	318,945
Earnings from discontinued operations, net of tax	9,956
Net earnings	328,901
Net loss attributable to noncontrolling interests	227
Net earnings attributable to IAC shareholders	$329,128
_______________________________________________________________________________
(i) Includes stock-based compensation expense for awards denominated in the shares of certain subsidiaries of the Company.
NOTE 10—FINANCIAL STATEMENT DETAILS
Cash and Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the balance sheet to the total amounts shown in the statement of cash flows:

	March 31, 2022	December 31, 2021	March 31, 2021	December 31, 2020
	(In thousands)
Cash and cash equivalents	$1,852,598	$2,118,730	$3,599,244	$3,366,176
Restricted cash included in other current assets	21,183	1,941	14,116	448
Restricted cash included in other non-current assets	885	1,193	433	449
Cash, cash equivalents, and restricted cash included in current assets of discontinued operations	—	—	316,528	110,037
Total cash and cash equivalents and restricted cash as shown on the statement of cash flows	$1,874,666	$2,121,864	$3,930,321	$3,477,110
Restricted cash included in "Other current assets" in the balance sheet at March 31, 2022 primarily consists of cash received from customers at Care.com’s payment solutions business, representing funds collected for payroll and related taxes, which were not remitted as of the period end, and cash held in escrow related to the pension plan the Company assumed in connection with the acquisition of Meredith.
Restricted cash included in "Other current assets" in the balance sheet at December 31, 2021, primarily consists of cash held in escrow related to the pension plan the Company assumed in connection with the acquisition of Meredith.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Restricted cash included in "Other current assets" in the balance sheet at March 31, 2021 primarily consists of cash received from customers at Care.com’s payment solutions business, representing funds collected for payroll and related taxes, which were not remitted as of the period end.
Restricted cash in "Other current assets" in the balance sheet at December 31, 2020 primarily consists of funds collected from service providers for payments in dispute, which are not settled as of the period end, and cash reserved to fund insurance claims at Angi Inc.
Restricted cash included in "Other non-current assets" in the balance sheet at March 31, 2022 and December 31, 2021 consisted of deposits related to leases and an endorsement guarantee related to insurance at Angi Roofing. Restricted cash included in "Other non-current assets" in the balance sheet for all other periods presented consists of deposits related to leases.
Credit Losses
The following table presents the changes in the allowance for credit losses for the three months ended March 31, 2022 and 2021, respectively:

	2022	2021
	(In thousands)
Balance at January 1	$36,637	$27,178
Current period provision for credit losses	23,287	19,308
Write-offs charged against the allowance	(20,383)	(20,762)
Recoveries collected	—	757
Balance at March 31	$39,541	$26,481
Accumulated Amortization and Depreciation
The following table provides the accumulated amortization and depreciation within the balance sheet:

Asset Category	March 31, 2022	December 31, 2021
	(In thousands)
Right-of-use assets included in other non-current assets	$100,878	$87,089
Buildings, capitalized software, leasehold improvements and equipment	$521,935	$496,887
Intangible assets	$334,546	$278,831
Other Income, net

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Unrealized gain related to investments following initial public offering	$34,352	$—
Unrealized increase in the estimated fair value of a warrant	7,985	12,775
Net periodic pension benefit costs, other than the service cost component (a)	(35,359)	—
Foreign exchange losses, net (b)	(1,574)	(11,632)
Upward adjustment to the carrying value of equity securities without readily determinable fair values	—	1,376
Other	1,295	1,044
Other income, net	$6,699	$3,563
_____________________
(a)     Includes pre-tax losses of $35.4 million in total related to Meredith's funded pension plans in the United Kingdom ("U.K.") and the U.S. The U.K. loss of $23.6 million primarily relates to the decline in the fair value of the U.K. pension plan's assets exceeding the decline in the plan liabilities in each case due to higher interest rates. The U.S. loss of $11.7 million was primarily due to the decline in the fair value of plan assets.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(b)     Includes $10.0 million in foreign exchange losses primarily related to the substantial liquidation of certain foreign subsidiaries in the three months ended March 31, 2021.
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
NOTE 12—RELATED PARTY TRANSACTIONS
IAC and Angi Inc.
The Company and Angi Inc., in connection with the transaction resulting in the formation of Angi Inc. in 2017, entered into a contribution agreement; an investor rights agreement; a services agreement; a tax sharing agreement; and an employee matters agreement.
There were no shares of Angi Inc. Class A or Class B common stock issued to IAC during the three months ended March 31, 2022.
For the three months ended March 31, 2021, 2.6 million shares of Angi Inc. Class A common stock were issued to a subsidiary of the Company pursuant to the employee matters agreement as reimbursement for IAC common stock issued in connection with the exercise and settlement of certain Angi Inc. stock appreciation rights.
For the three months ended March 31, 2021, 0.1 million shares of Angi Inc. Class B common stock were issued to a subsidiary of the Company pursuant to the employee matters agreement as reimbursement for shares of IAC common stock issued in connection with the exercise and vesting of IAC equity awards held by Angi Inc. employees.
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
At March 31, 2022 and December 31, 2021, Vimeo had no outstanding payables or receivables due to or due from the Company pursuant to the tax sharing agreement. There were no payments to or refunds from Vimeo pursuant to this agreement for the three months ended March 31, 2022.
For the three months ended March 31, 2022, Vimeo was charged $0.1 million by IAC for services rendered pursuant to the transition services agreement. At March 31, 2022 and December 31, 2021, there were no outstanding receivables or payables pursuant to the transition services agreement.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Vimeo has an outstanding payable due to the Company of less than $0.1 million at March 31, 2022 related primarily to reimbursements due to the Company for Vimeo’s participation in the Company’s employee benefit plans following the Spin-off, and had an outstanding payable due to the Company of $6.4 million at December 31, 2021 related primarily to reimbursements due to the Company for the exercise of Vimeo equity awards held by employees of the Company and Vimeo's participation in the Company's employee benefit plans. These amounts are included in “Other current assets" in the balance sheet at March 31, 2022 and December 31, 2021, respectively. The respective amounts were paid in full in April 2022 and January 2022, respectively.
For the three months ended March 31, 2022, Vimeo was charged $1.1 million of rent pursuant to the lease agreement. At March 31, 2022 and December 31, 2021, there were no outstanding receivables due from Vimeo pursuant to the lease agreement.
IAC and Expedia
The Company and Expedia each have a 50% ownership interest in three aircraft that may be used by both companies. Members of the aircraft flight crews are employed by an entity in which the Company and Expedia each have a 50% ownership interest. The Company and Expedia have agreed to share costs relating to flight crew compensation and benefits pro-rata according to each company’s respective usage of the aircraft, for which they are separately billed by the entity described above. The Company and Expedia are related parties because Mr. Diller serves as Chairman and Senior Executive of both IAC and Expedia. For the three months ended March 31, 2022 and 2021, total payments made to this entity by the Company were not material.
In addition, in December 2021, the Company and Expedia entered into agreements pursuant to which Expedia may use additional aircraft owned by a subsidiary of the Company on a cost basis. For the three months ended March 31, 2022, total payments made by Expedia to the Company pursuant to this arrangement were not material.
NOTE 13—PENSION AND POSTRETIREMENT BENEFIT PLANS
The following table presents the components of net periodic benefit costs for the pension and postretirement benefit plans the Company assumed in connection with the acquisition of Meredith:

	Three Months Ended March 31, 2022
	Pension		Postretirement
	Domestic	International	Domestic
	(In thousands)
Service cost	$982	$—	$2
Interest cost	699	3,275	67
Expected return on plan assets	(1,578)	(4,624)	—
Actuarial loss amortization	12,532	24,988	—
Net periodic benefit costs	$12,635	$23,639	$69
Settlements during the three months ended March 31, 2022 triggered a remeasurement of Meredith’s funded pension plans in the U.K. and U.S. The U.K. loss of $23.6 million primarily relates to the decline in the fair value of the U.K. pension plan's assets exceeding the decline in the plan liabilities, in each case due to higher interest rates. The U.S. loss of $12.6 million was primarily due to the decline in the fair value of plan assets.
The following table summarizes the weighted average expected return on plan assets used to determine the net periodic benefit costs at March 31, 2022, following the remeasurement, and December 31, 2021, respectively:

	March 31, 2022		December 31, 2021
	Pension
	Domestic	International	Domestic	International
Expected return on plan assets	1.00%	1.90%	6.00%	1.90%

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The components of net periodic benefit costs, other than the service cost component, are included in "Other income, net" in the statement of operations.
NOTE 14—DOTDASH MEREDITH RESTRUCTURING CHARGES, TRANSACTION-RELATED EXPENSES AND CHANGE-IN-CONTROL PAYMENTS
Restructuring Charges
In the first quarter of 2022, Dotdash Meredith announced its plans to discontinue certain print publications and the shutdown of PeopleTV to focus the portfolio and further enable investments toward digital growth. The discontinued print publications consist of Entertainment Weekly, InStyle, EatingWell, Health, Parents, and People en Español, with the April 2022 issues of these publications being their final print editions. Dotdash Meredith also announced a voluntary retirement program to its employees who met certain age and service requirements. For the three months ended March 31, 2022, the Company incurred $22.4 million of related restructuring charges, including $20.5 million of severance and related costs.
A summary of the costs incurred, payments made and related accruals at March 31, 2022 is presented below:

	March 31, 2022
	Digital	Print	Other	Total
	(In thousands)
Restructuring charge accruals
Charges incurred (a)	$5,090	$15,248	$1,722	$22,060
Payments	(394)	(2,127)	(106)	(2,627)
Restructuring accrual as of March 31, 2022	$4,696	$13,121	$1,616	$19,433
_____________________
(a)     Excludes $0.4 million related to the write-off of inventory.

The costs are allocated as follows in the statement of operations:

Three Months Ended March 31, 2022
(In thousands)
Cost of revenue	$9,520
Selling and marketing expense	5,599
General and administrative expense	6,975
Product development expense	343
Total	$22,437
Dotdash Meredith anticipates the estimated remaining costs will approximate $9.4 million and will be paid by December 31, 2023 from existing cash on hand. A summary of the remaining costs is presented below:

	As of March 31, 2022
	Digital	Print	Other	Total
	(In thousands)
Remaining estimated restructuring costs	$3,558	$4,740	$1,065	$9,363
Transaction-Related Expenses
For the three months ended March 31, 2022, Dotdash Meredith incurred $4.0 million of transaction-related expenses related to the acquisition of Meredith.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Change-in-Control Payments
In December 2021, Dotdash Meredith recorded $60.1 million in change in control payments, which were triggered by the acquisition and the terms of certain former executives’ contracts. Dotdash Meredith will make approximately $69.3 million in change in control payments, which includes amounts previously accrued, such as supplemental pension benefits, on or about July 1, 2022 with the remaining payments of approximately $3.0 million being made in the fourth quarter of 2022.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL
Acquisition of Meredith
On December 1, 2021, Dotdash Media Inc. (formerly known as About Inc., and referred to herein as "Dotdash"), a wholly-owned subsidiary of IAC/InterActiveCorp ("IAC"), completed the acquisition of Meredith Holdings Corporation ("Meredith"), which holds Meredith Corporation's national media business, consisting of its digital and magazine businesses, and its corporate operations. The parent of the combined entity is Dotdash Meredith, Inc. ("Dotdash Meredith").
Vimeo Spin-off
On May 25, 2021, IAC completed the spin-off of its full stake in Vimeo, Inc. (formerly Vimeo Holdings, Inc. ("Vimeo")) to IAC shareholders (which we refer to as the “Spin-off”). Following the Spin-off, Vimeo became an independent, separately traded public company. Therefore, Vimeo is presented as a discontinued operation within IAC's financial statements for all periods prior to May 25, 2021.
Management Overview
IAC today is comprised of Dotdash Meredith, Angi Inc. and Care.com, as well as a number of other businesses ranging from early stage to established.
As used herein, "IAC," the "Company," "we," "our" or "us" and similar terms refer to IAC/InterActiveCorp and its subsidiaries (unless the context requires otherwise).
For a more detailed description of the Company's operating businesses, see "Description of IAC Businesses" included in "Item 1—Business" to the Company's Annual Report on Form 10-K for the year ended December 31, 2021.
Defined Terms and Operating Metrics:
Unless otherwise indicated or as the context otherwise requires, certain terms used in this quarterly report, which include the principal operating metrics we use in managing our business, are defined below:
Reportable Segments (for additional information see "Note 9—Segment Information" to the financial statements included in "Item 1—Consolidated Financial Statements"):
•Dotdash Meredith - one of the largest digital and print publishers in America. From mobile to magazines, nearly 200 million people trust us to help them make decisions, take action, and find inspiration. Dotdash Meredith's over 40 iconic brands include PEOPLE, Better Homes & Gardens, Verywell, FOOD & WINE, The Spruce, Allrecipes, Byrdie, REAL SIMPLE, Investopedia, and Southern Living.
•Angi Inc. - a publicly traded company that connects quality home service professionals with consumers across more than 500 different categories, from repairing and remodeling homes to cleaning and landscaping. At March 31, 2022, the Company’s economic interest and voting interest in Angi Inc. were 84.5% and 98.2%, respectively.
•Search - consists of Ask Media Group, a collection of websites providing general search services and information, and Desktop, which includes our direct-to-consumer downloadable desktop applications and our business-to-business partnership operations.
•Emerging & Other - consists of:
•Care.com, a leading online destination for families to easily connect with caregivers for their children, aging parents, pets and homes and for a wide variety of caregivers to easily connect with families. Care.com's brands include Care For Business, Care.com offerings to enterprises, and HomePay;

•Mosaic Group, a leading developer and provider of global subscription mobile applications. Mosaic Group has a portfolio of some of the largest and most popular applications in the following verticals: Communications (RoboKiller, TapeACall), Language (iTranslate, Grammatica), Weather (Clime: NOAA Weather Radar Live, Weather Live), Business (PDF Hero, Scan Hero), Health (Daily Burn, Window - Intermittent Fasting) and Lifestyle (Blossom, Pixomatic); and
•Bluecrew, Vivian Health, The Daily Beast, IAC Films, and Newco (an IAC incubator).
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
Operating Costs and Expenses:
•Cost of revenue - consists primarily of traffic acquisition costs, which includes (i) payments made to partners who direct traffic to our Ask Media Group websites and who distribute our business-to-business customized browser-based applications and (ii) the amortization of fees paid to Apple and Google related to the distribution of apps and the facilitation of in-app purchases of product features. Traffic acquisition costs include payment of amounts based on revenue share and other arrangements. Cost of revenue also includes production, distribution and editorial costs at Dotdash Meredith, payments made to independent third-party service professionals who perform work contracted under Angi Services arrangements, compensation expense (including stock-based compensation expense) and other employee-related costs, roofing material and third-party contactor costs associated with Angi Roofing, credit card processing fees, payments made to workers staffed by Bluecrew, hosting fees, and payments made to care providers for Care For Business.
•Selling and marketing expense - consists primarily of advertising expenditures, which include online marketing, including fees paid to search engines and social media sites, offline marketing, which is primarily television advertising, partner-related payments to those who direct traffic to the brands within our Angi Inc. segment, compensation expense (including stock-based compensation expense) and other employee-related costs for sales force and marketing personnel, subscription acquisition costs related to Dotdash Meredith, and outsourced personnel and consulting costs.

•General and administrative expense - consists primarily of compensation expense (including stock-based compensation expense) and other employee-related costs for personnel engaged in executive management, finance, legal, tax, human resources and customer service functions (except for Care.com, which includes customer service costs within "Cost of revenue" in the statement of operations), fees for professional services (including transaction-related costs related to the acquisition of Meredith, the Spin-off and other acquisitions), provision for credit losses, rent expense and facilities cost, software license and maintenance costs, and acquisition-related contingent consideration fair value adjustments (described below). The customer service function at Angi Inc. includes personnel who provide support to its service professionals and consumers.
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
Long-term debt (for additional information see "Note 6—Long-term Debt" to the financial statements included in "Item 1—Consolidated Financial Statements"):
•Dotdash Meredith Term Loan A - due December 1, 2026. The outstanding balance of the Dotdash Meredith Term Loan A is $345.6 million and $350.0 million at March 31, 2022 and December 31, 2021, respectively, and bore interest at an adjusted term secured overnight financing rate ("Adjusted Term SOFR") plus 2.00%, or 2.29% and 2.15%, at March 31, 2022 and December 31, 2021, respectively. The Dotdash Meredith Term Loan A has quarterly principal payments.
•Dotdash Meredith Term Loan B - due December 1, 2028. The outstanding balance of the Dotdash Meredith Term Loan B is $1.25 billion and bore interest at Adjusted Term SOFR, subject to a minimum of 0.50%, plus 4.00%, or 4.50%, at both March 31, 2022 and December 31, 2021. The Dotdash Meredith Term Loan B has quarterly principal payments.
•Dotdash Meredith Revolving Facility - Dotdash Meredith's $150.0 million revolving credit facility expires on December 1, 2026. At March 31, 2022 and December 31, 2021, there were no outstanding borrowings under the Dotdash Meredith Revolving Facility.
•ANGI Group Senior Notes - on August 20, 2020, ANGI Group, LLC ("ANGI Group"), a direct wholly-owned subsidiary of Angi Inc., issued $500 million of its 3.875% Senior Notes due August 15, 2028, with interest payable February 15 and August 15 of each year.
Non-GAAP financial measure:
•Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") - is a non-GAAP financial measure. See "Principles of Financial Reporting" for the definition of Adjusted EBITDA and a reconciliation of net (loss) earnings attributable to IAC shareholders to operating loss to Adjusted EBITDA for the three months ended March 31, 2022 and 2021.
Angi Inc.'s Brand Integration Initiative
In March 2021, ANGI Homeservices Inc. changed its name to Angi Inc. and updated one of its leading websites and brands, Angie’s List, to Angi, and since then, has concentrated its marketing investment in the Angi brand in order to focus its marketing, sales, and branding efforts on a single brand.

Angi Inc. relies heavily on free, or organic, search results from search engine optimization and paid search engine marketing to drive traffic to its websites. This brand integration initiative has adversely affected the placement and ranking of Angi Inc. websites, particularly Angi.com, in organic search results as Angi does not have the same domain history as Angie’s List. In addition, Angi Inc. shifted marketing to support Angi, away from HomeAdvisor, powered by Angi, which has negatively affected the efficiency of its search engine marketing efforts.
Since the beginning of the integration process, these efforts have had a pronounced negative impact on service requests from organic search results, which in turn has resulted in increased paid search engine marketing to generate service requests. These factors have increased marketing spend and reduced revenue materially more than expected at the launch of the brand initiative in March 2021. Angi Inc. expects the pronounced negative impact to organic search results, increased paid search engine marketing costs, and reduced monetization from our mobile applications to continue until such time as the new brand establishes search engine optimization ranking and consumer awareness is established.
Angi Services Investment
Angi Services was launched in August 2019 and Angi Inc. has invested significantly in Angi Services and expects to continue to do so going forward. Since the launch of Angi Services, Angi Inc. has experienced and expects significant future revenue growth as it expands the business, refines the overall experience, and increases penetration in certain geographies and service categories. This increased investment in Angi Services has contributed to losses for Angi Inc. for the three months ended March 31, 2022 and this investment is expected to continue through at least 2023.
Dotdash Meredith Restructuring Charges
In the first quarter of 2022, Dotdash Meredith announced its plans to discontinue certain print publications and the shutdown of PeopleTV to focus the portfolio and further enable investments toward digital growth. The discontinued print publications consist of Entertainment Weekly, InStyle, EatingWell, Health, Parents, and People en Español, with the April 2022 issues of these publications being their final print editions. Dotdash Meredith also announced a voluntary retirement program to its employees who met certain age and service requirements. For the three months ended March 31, 2022, the Company incurred $22.4 million of related restructuring charges, including $20.5 million of severance and related costs. Dotdash Meredith anticipates the estimated remaining costs of $9.4 million will be paid by December 31, 2023 from existing cash on hand. See "Note 14—Dotdash Meredith Restructuring Charges, Transaction-Related Expenses and Change-in-Control Payments" to the financial statements included in "Item 1. Consolidated Financial Statements" for additional information on Dotdash Meredith restructuring charges.
Certain Risks and Concentrations—Services Agreement with Google (the "Services Agreement")
A meaningful portion of the Company's revenue (and a substantial portion of IAC's net cash from operating activities attributable to continuing operations that it can freely access) is attributable to the Services Agreement. In addition, the Company earns certain other advertising revenue from Google that is not attributable to the Services Agreement. For the three months ended March 31, 2022 and 2021, total revenue earned from Google was $193.4 million and $171.8 million, respectively, representing 15% and 22%, respectively, of the Company's revenue. The related accounts receivable totaled $66.8 million and $89.1 million at March 31, 2022 and December 31, 2021, respectively.
The total revenue earned from the Services Agreement for the three months ended March 31, 2022 and 2021 was $147.1 million and $152.5 million, respectively, representing 11% and 19%, respectively, of the Company's total revenue.
The revenue attributable to the Services Agreement is earned by Ask Media Group and the Desktop business, both within the Search segment. For the three months ended March 31, 2022 and 2021, revenue earned from the Services Agreement was $120.5 million and $121.4 million, respectively, within Ask Media Group and $26.6 million and $31.0 million, respectively, within the Desktop business.

The Company and Google are parties to an amended Services Agreement, which expires on March 31, 2024 and provides for an automatic renewal for an additional one year period absent a notice of non-renewal from either party on or before March 31, 2023. The Services Agreement requires that the Company comply with certain guidelines promulgated by Google. Google may generally unilaterally update its policies and guidelines without advance notice. These updates may be specific to the Services Agreement or could be more general and thereby impact the Company as well as other companies. These policy and guideline updates have in the past and could in the future require modifications to, or prohibit and/or render obsolete certain of our products, services and/or business practices, which have been and could be costly to address or negatively impact revenue and have had and in the future could have an adverse effect on our financial condition and results of operations. As described below, Google has made changes to the policies under the Services Agreement and has also made industry-wide changes that have negatively impacted the Desktop business-to-consumer ("B2C") business. Google may make changes in the future that could impact the revenue earned from Google, including under the Services Agreement.
Certain industry-wide policy changes became effective on August 27, 2020. These industry-wide changes, combined with increased enforcement of policies under the Services Agreement, have had a negative impact on the results of operations of the B2C business. During the fourth quarter of 2020, Google suspended services with respect to some B2C's products and may do so with respect to other products in the future. As a result, the B2C business elected to modify certain marketing strategies in early January 2021. Subsequently, Google informed us of another policy change in the first quarter of 2021 that became effective on May 10, 2021. We anticipated that this Google policy change would eliminate our ability to successfully introduce and market new B2C products that would be profitable. Therefore, we undertook cost reduction measures and effectively eliminated all marketing of B2C products beginning in March 2021. This elimination of marketing has positively impacted profitability starting in the second quarter of 2021 because revenue from B2C products is earned over multiple periods beyond just the period in which the initial marketing is incurred. Following the cessation of the introduction of new products in March 2021, the B2C revenue stream relates solely to the then existing installed base of products. In 2022 and beyond, we expect the revenue and profits of the B2C business to decline significantly.
COVID-19 Update
The impact on the Company from the COVID-19 pandemic and the measures designed to contain its spread has been varied and volatile.
As previously disclosed, the impact of COVID-19 on the businesses in IAC's Angi Inc. segment initially resulted in a decline in demand for service requests, driven primarily by decreases in demand in certain categories of jobs (particularly discretionary indoor projects). While these businesses experienced a rebound in service requests from mid-2020 through early 2021, service requests started to decline in May 2021 and continued to decline into the first quarter of 2022 because of Angi Inc.'s brand integration that began in March 2021 and, in late 2021 and early 2022, the Omicron variant surge. Moreover, many service professionals’ businesses have been and continue to be adversely impacted by labor and material constraints and many service professionals have limited capacity to take on new business, which continues to negatively impact the ability of Angi Inc.'s businesses to monetize service requests. Although Angi Inc.'s ability to monetize service requests rebounded modestly in the second half of 2021 and first quarter of 2022, it still has not returned to levels experienced pre-COVID-19. No assurances can be provided that Angi Inc. will continue to be able to improve monetization, or that service professionals’ businesses and, as a consequence, our revenue and profitability will not continue to be adversely impacted in the future. In addition, in the first quarter of 2022, revenue at Dotdash, excluding Meredith, declined compared to the first quarter of 2021 due to lower traffic to its sites compared to prior year COVID-19 traffic highs, impacting both display advertising and performance marketing revenue.
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

Results of Operations for the three months ended March 31, 2022 compared to the three months ended March 31, 2021
Revenue

	Three Months Ended March 31,
	2022	$ Change	% Change	2021
	(Dollars in thousands)
Dotdash Meredith
Digital	$216,165	$150,744	230%	$65,421
Print	289,978	289,978	N/A	—
Intra-segment eliminations	(5,672)	(5,672)	N/A	—
Total Dotdash Meredith	500,471	435,050	665%	65,421
Angi Inc.	436,159	49,130	13%	387,029
Search	223,385	42,351	23%	181,034
Emerging & Other	166,994	13,838	9%	153,156
Inter-segment eliminations	(1,664)	(1,594)	(2,279)%	(70)
Total	$1,325,345	$538,775	68%	$786,570
________________________
N/A = Not applicable
•Dotdash Meredith revenue increased 665% to $500.5 million due to the contribution of $438.9 million from Meredith, acquired December 1, 2021, partially offset by a decrease of $4.1 million, or 14%, in Dotdash Performance Marketing. The decrease in Dotdash Performance Marketing Revenue was due primarily to declines in both affiliate commerce commission revenue and performance marketing commission revenue due primarily to lower traffic to its sites compared to the prior year COVID-19 traffic highs.
•Angi Inc. revenue increased 13% to $436.2 million driven by an increase of $58.4 million, or 107%, in Angi Services Revenue, partially offset by decreases of $8.3 million, or 3%, in Angi Ads and Leads Revenue and $1.0 million, or 4%, at the European businesses. The increase in Angi Services Revenue is due primarily to Angi Roofing, acquired July 1, 2021, and, to a lesser extent, organic growth. The decrease in Angi Ads and Leads Revenue is due primarily to a decrease of 13% in Service Requests. The revenue decrease at the European businesses was due to the unfavorable impact of the strengthening of the U.S. dollar relative to the Euro and British Pound.
•Search revenue increased 23% to $223.4 million due to growth of $50.0 million, or 35%, from Ask Media Group, partially offset by a decrease of $7.6 million, or 21%, from Desktop. The increase in Ask Media Group revenue was due to higher and more efficient marketing driving increased visitors to ad supported search and content websites. The decrease in Desktop revenue was due primarily to the Google policy changes announced in the prior year described above under "Services Agreement with Google (the "Services Agreement")."
•Emerging & Other revenue increased 9% to $167.0 million due primarily to a 17% increase in revenue at Care.com and growth from Bluecrew and Vivian Health, partially offset by $7.2 million lower revenue at IAC Films due to the delivery of a film in the first quarter of 2021.
Cost of revenue (exclusive of depreciation shown separately below)

	Three Months Ended March 31,
	2022	$ Change	% Change	2021
	(Dollars in thousands)
Cost of revenue (exclusive of depreciation shown separately below)	$537,103	$308,109	135%	$228,994
As a percentage of revenue	41%			29%
Cost of revenue in 2022 increased from 2021 due to increases of $211.0 million from Dotdash Meredith, $48.0 million from Search and $45.2 million from Angi Inc.

•The Dotdash Meredith increase was due primarily to $206.0 million of expense from the inclusion of Meredith and an increase of $4.6 million in compensation expense related to increased content creation headcount at Dotdash. Included in Meredith's expense is $9.5 million of restructuring costs primarily related to the reorganization of the Dotdash Meredith business described above under "Dotdash Meredith Restructuring Charges."
•The Search increase was primarily due to an increase of $39.9 million in traffic acquisition costs at Ask Media Group resulting from the increase in revenue.
•The Angi Inc. increase was due primarily to growth of Angi Services, including $27.2 million of costs attributable to the inclusion of Angi Roofing, primarily for roofing materials and third-party contractors. The remaining increase represents payments to third-party service professionals for other Angi Services arrangements.
Selling and marketing expense

	Three Months Ended March 31,
	2022	$ Change	% Change	2021
	(Dollars in thousands)
Selling and marketing expense	$490,488	$177,950	57%	$312,538
As a percentage of revenue	37%			40%
Selling and marketing expense in 2022 increased from 2021 due to increases of $155.6 million from Dotdash Meredith and $20.0 million from Angi Inc.
•The Dotdash Meredith increase was due principally to $154.0 million of expense from the inclusion of Meredith. Included in Meredith's expense is $5.6 million of restructuring costs primarily related to the reorganization of the Dotdash Meredith business described above under "Dotdash Meredith Restructuring Charges."
•The Angi Inc. increase was due primarily to an increase in advertising expense of $9.9 million, expense of $6.2 million from the inclusion of Angi Roofing, and increases in consulting costs of $2.8 million and software maintenance costs of $1.6 million, partially offset by decreases in lease expense and compensation expense of $1.5 million and $1.4 million, respectively. The increase in advertising expense was due primarily to an increase of $11.3 million in television spend, partially offset by a decrease of $2.6 million in online marketing spend. The increase in television spend reflects the return to historical spending levels as compared to the cost cutting initiatives during 2021 due to the impact of COVID-19 and is consistent with 2020 spend prior to COVID-19. The increase in consulting and software maintenance costs was due primarily to various sales initiatives at Angi Services. The decrease in lease expense was primarily due to Angi Inc. reducing its real estate footprint in 2021. The decrease in compensation expense was due primarily to decreased commission expense.
General and administrative expense

	Three Months Ended March 31,
	2022	$ Change	% Change	2021
	(Dollars in thousands)
General and administrative expense	$238,355	$75,195	46%	$163,160
As a percentage of revenue	18%			21%
General and administrative expense in 2022 increased from 2021 due to increases of $61.3 million from Dotdash Meredith and $21.5 million from Angi Inc., partially offset by a decrease of $6.1 million from Corporate.
•The Dotdash Meredith increase was due primarily to $55.0 million of expense from the inclusion of Meredith and $4.2 million in compensation expense at Dotdash. During the first quarter of 2022, Dotdash Meredith incurred $7.0 million in restructuring costs at Meredith related to the reorganization of Dotdash Meredith's business described above under "Dotdash Meredith Restructuring Charges" and $4.0 million in transaction-related costs, of which $3.3 million was incurred at Meredith, associated with its acquisition. The increase in compensation expense at Dotdash was due primarily to an increase in stock-based compensation expense.

•The Angi Inc. increase was due primarily to an increase of $8.0 million in compensation expense, $6.9 million of expense from the inclusion of Angi Roofing, and increases of $4.7 million in professional fees and $1.9 million in software and maintenance costs. The increase in compensation expense was due primarily to increases in stock-based compensation expense of $8.9 million and wage-related expenses of $3.8 million, partially offset by a $6.0 million charge in the first quarter of 2021, related to the acquisition of an additional 21% interest in MyBuilder at a premium to fair value. The increase in stock-based compensation expense was due primarily to a net decrease of $7.7 million due to the reversal of previously recognized expense related to unvested awards that were forfeited due to management departures in the first quarter of 2021 and new awards granted since the first quarter of 2021. The increase in wage-related expenses was due primarily to an increase in headcount. The increase in professional fees was due primarily to an increase in legal fees and outsourced personnel costs, and to a lesser extent, recruiting fees. The increase in outsourced personnel costs is due primarily to an increase in call volume related to Angi Inc.'s customer service function. The increase in software licenses and maintenance costs is due to increased investment in software to support Angi Inc.'s customer service function.
•The Corporate decrease was due primarily to the inclusion in the first quarter of 2021 of $4.1 million of transaction-related costs in connection with the Spin-off.
Product development expense

	Three Months Ended March 31,
	2022	$ Change	% Change	2021
	(Dollars in thousands)
Product development expense	$80,787	$27,704	52%	$53,083
As a percentage of revenue	6%			7%
Product development expense in 2022 increased from 2021 due to increases of $22.1 million from Dotdash Meredith and $8.5 million from Emerging & Other, partially offset by a decrease of $2.4 million from Search.
•The Dotdash Meredith increase was due primarily to $21.1 million of expense from the inclusion of Meredith.
•The Emerging & Other increase was due primarily to increases of $4.0 million and $3.1 million in outsourced personnel costs and compensation expense, respectively, at Care.com. The increase in outsourced personnel costs and compensation expense at Care.com is primarily due to enhancing existing product offerings and developing new products, and an increase in headcount.
•The Search decrease was due primarily to a decrease of $2.3 million in compensation expense due primarily to the reduction in headcount following the cessation of new B2C products described above under "Services Agreement with Google (the "Services Agreement")."
Depreciation

	Three Months Ended March 31,
	2022	$ Change	% Change	2021
	(Dollars in thousands)
Depreciation	$30,236	$11,050	58%	$19,186
As a percentage of revenue	2%			2%
Depreciation increased in 2022 from 2021 due primarily to $12.7 million of expense from the inclusion of Meredith, partially offset by a decrease of $2.0 million at Angi Inc. due primarily to the write-off of certain capitalized software projects in the first quarter of 2021.

Operating loss

	Three Months Ended March 31,
	2022	$ Change	% Change	2021
	(Dollars in thousands)
Dotdash Meredith
Digital	$(1,944)	$(20,071)	NM	$18,127
Print	(38,271)	(38,271)	N/A	—
Other	(16,030)	(16,030)	N/A	—
Total Dotdash Meredith	(56,245)	(74,372)	NM	18,127
Angi Inc.	(33,957)	(34,066)	NM	109
Search	25,079	6,693	36%	18,386
Emerging & Other	(5,044)	(6,038)	NM	994
Corporate	(38,647)	6,199	14%	(44,846)
Total	$(108,814)	$(101,584)	(1,405)%	$(7,230)

As a percentage of revenue	(8)%			(1)%
________________________
NM = Not meaningful
Operating loss increased $101.6 million to a loss of $108.8 million due primarily to an increase of $40.4 million in amortization of intangibles, a decrease in Adjusted EBITDA of $39.4 million, described below, and increases of $11.4 million in stock-based compensation expense and $11.0 million in depreciation, partially offset by income of $0.6 million in an acquisition-related contingent consideration fair value adjustment. The increase in the amortization of intangibles was due primarily to the acquisition of Meredith, partially offset by lower expense at Care.com due to certain intangible assets becoming fully amortized. The increase in stock-based compensation expense was due primarily to the reversal of previously recognized stock-based compensation expense due to forfeitures from management departures in the first quarter of 2021 and new awards granted since the first quarter of 2021 at Angi Inc. The increase in depreciation was due primarily to expense from the inclusion of Meredith, partially offset by the write-off of certain capitalized software projects at Angi Inc in the first quarter of 2021.
At March 31, 2022, there was $414.2 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 4.9 years.
The Mosaic Group reporting unit fair value approximates its carrying value at March 31, 2022. To the extent there is a decline in the fair value of the reporting unit, a goodwill impairment would be recorded to the extent the carrying value exceeds the fair value. A 10% decline in the fair value of the Mosaic Group reporting unit would result in a goodwill impairment of approximately $25.0 million.

Adjusted EBITDA

	Three Months Ended March 31,
	2022	$ Change	% Change	2021
	(Dollars in thousands)
Dotdash Meredith
Digital	$34,800	$14,878	75%	$19,922
Print	(10,480)	(10,480)	N/A	—
Other	(15,786)	(15,786)	N/A	—
Total Dotdash Meredith	8,534	(11,388)	(57)%	19,922
Angi Inc.	(3,169)	(26,355)	NM	23,186
Search	25,100	6,714	37%	18,386
Emerging & Other	916	(11,048)	(92)%	11,964
Corporate	(23,694)	2,654	10%	(26,348)
Total	$7,687	$(39,423)	(84)%	$47,110

As a percentage of revenue	1%			6%
For a reconciliation of net (loss) earnings attributable to IAC shareholders to operating loss to Adjusted EBITDA, see "Principles of Financial Reporting." For a reconciliation of operating (loss) income to Adjusted EBITDA for the Company's reportable segments, see "Note 9—Segment Information" to the financial statements included in "Item 1—Consolidated Financial Statements."
•Dotdash Meredith Adjusted EBITDA decreased 57% to $8.5 million, despite higher revenue, due primarily to $22.4 million in restructuring charges and $4.0 million in transaction-related costs associated with the Meredith acquisition. See "Note 14—Dotdash Meredith Restructuring Charges, Transaction-Related Expenses and Change-in-Control Payments" to the financial statements included in "Item 1. Consolidated Financial Statements" for additional information on Dotdash Meredith restructuring charges.
•Angi Inc. Adjusted EBITDA decreased $26.4 million to a loss of $3.2 million, despite higher revenue, due primarily to an increase of $45.2 million in cost of revenue due primarily to the growth of Angi Services, including $27.2 million of costs attributable to the inclusion of Angi Roofing, and an increase of $9.9 million in advertising expense, due primarily to a return to historical spending levels as compared to the cost cutting initiatives during 2021 due to the impact of COVID-19, and the consolidation under a single brand on March 17, 2021, which has adversely affected both free and paid search engine marketing efforts.
•Search Adjusted EBITDA increased 37% to $25.1 million due to an increase in Ask Media Group revenue and a decrease in marketing at Desktop as it substantially reduced marketing of its B2C products in January 2021 and the subsequent elimination of all marketing of B2C products beginning in early March 2021 as a result of Google policy changes.
•Emerging & Other Adjusted EBITDA decreased 92% to $0.9 million due primarily to lower profits at IAC Films, Mosaic Group and Care.com.
•Corporate Adjusted EBITDA loss decreased 10% to $23.7 million due primarily to the inclusion in the first quarter of 2021 of $4.1 million of transaction-related costs in connection with the Spin-off.
Interest expense

	Three Months Ended March 31,
	2022	$ Change	% Change	2021
	(Dollars in thousands)
Interest expense	$21,912	$15,295	231%	$6,617

Interest expense in 2022 increased from 2021 due primarily to the borrowings of the Dotdash Meredith Term Loans, partially offset by the repayment of the ANGI Group Term Loan during the second quarter of 2021.
Unrealized (loss) gain on investment in MGM Resorts International

	Three Months Ended March 31,
	2022	$ Change	% Change	2021
	(Dollars in thousands)
Unrealized (loss) gain on investment in MGM Resorts International	$(187,330)	$(569,870)	NM	$382,540
During the three months ended March 31, 2022 and 2021, the Company recognized an unrealized pre-tax loss and an unrealized pre-tax gain of $187.3 million and $382.5 million, respectively. During the first quarter of 2022, the Company purchased an additional 4.5 million shares of MGM for $202.5 million. Following this purchase, the Company owns approximately 63.5 million shares, representing a 14.5% ownership interest in MGM as of February 23, 2022.
Other income, net

	Three Months Ended March 31,
	2022	2021
	(Dollars in thousands)
Unrealized gain related to investments following initial public offering	$34,352	$—
Unrealized increase in the estimated fair value of a warrant	7,985	12,775
Net periodic pension benefit costs, other than the service cost component (a)	(35,359)	—
Foreign exchange losses, net (b)	(1,574)	(11,632)
Upward adjustment to the carrying value of equity securities without readily determinable fair values	—	1,376
Other	1,295	1,044
Other income, net	$6,699	$3,563

$ Change	$3,136
% Change	88%
_____________________
(a)     Includes pre-tax losses of $35.4 million in total related to Meredith's funded pension plans in the U.K. and the U.S. The U.K. loss of $23.6 million primarily relates to the decline in the fair value of the U.K. pension plan's assets exceeding the decline in the plan liabilities in each case due to higher interest rates. The U.S. loss of $11.7 million was primarily due to the decline in the fair value of plan assets.
(b)     Includes $10.0 million in foreign exchange losses primarily related to the substantial liquidation of certain foreign subsidiaries in the three months ended March 31, 2021.
Income tax benefit (provision)

	Three Months Ended March 31,
	2022	$ Change	% Change	2021
	(Dollars in thousands)
Income tax benefit (provision)	$70,464	$123,775	NM	$(53,311)
Effective income tax rate	23%			14%
For further details of income tax matters, see "Note 2—Income Taxes" to the financial statements included in "Item 1. Consolidated Financial Statements."
In 2022, the effective income tax rate is higher than the statutory rate of 21% due primarily to state taxes and excess tax benefits generated by the exercise and vesting of stock-based awards, partially offset by nondeductible stock-based compensation expense.

In 2021, the effective income tax rate was lower than the statutory rate of 21% due primarily to excess tax benefits generated by the exercise and vesting of stock-based awards, partially offset by state taxes.
Net loss attributable to noncontrolling interests

	Three Months Ended March 31,
	2022	$ Change	% Change	2021
	(Dollars in thousands)
Net loss attributable to noncontrolling interests	$5,095	$4,868	2,149%	$227
Net loss attributable to noncontrolling interests in 2022 and 2021 primarily represents the publicly-held interest in Angi Inc.'s earnings.

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
The following table reconciles net (loss) earnings attributable to IAC shareholders to operating loss to Adjusted EBITDA:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Net (loss) earnings attributable to IAC shareholders	$(235,798)	$329,128
Add back:
Net loss attributable to noncontrolling interests	(5,095)	(227)
Loss from discontinued operations, net of tax	—	(9,956)
Income tax (benefit) provision	(70,464)	53,311
Other expense (income), net	(6,699)	(3,563)
Unrealized loss (gain) on investment in MGM Resorts International	187,330	(382,540)
Interest expense	21,912	6,617
Operating loss	(108,814)	(7,230)
Add back:
Stock-based compensation expense	29,687	18,315
Depreciation	30,236	19,186
Amortization of intangibles	57,190	16,839
Acquisition-related contingent consideration fair value adjustments	(612)	—
Adjusted EBITDA	$7,687	$47,110
For a reconciliation of operating loss to Adjusted EBITDA for the Company's reportable segments, see "Note 9—Segment Information" to the financial statements included in "Item 1—Consolidated Financial Statements."
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
Amortization of intangible assets and impairments of goodwill and intangible assets are non-cash expenses related primarily to acquisitions. At the time of an acquisition, the identifiable definite-lived intangible assets of the acquired company, such as advertiser relationships, licensee relationships, trade names, technology, subscriber relationships, service professional relationships, customer lists and user base, memberships, and content, are valued and amortized over their estimated lives. Value is also assigned to acquired indefinite-lived intangible assets, which comprise trade names and trademarks, and goodwill that are not subject to amortization. An impairment is recorded when the carrying value of an intangible asset or goodwill exceeds its fair value. We believe that intangible assets represent costs incurred by the acquired company to build value prior to acquisition and the related amortization and impairments of intangible assets or goodwill, if applicable, are not ongoing costs of doing business.
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

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Position

	March 31, 2022	December 31, 2021
	(In thousands)
Dotdash Meredith cash and cash equivalents:
United States	$212,972	$218,612
All other countries	16,916	14,781
Total Dotdash Meredith cash and cash equivalents	229,888	233,393

Angi Inc. cash and cash equivalents:
United States	364,703	404,277
All other countries	26,583	23,859
Total Angi Inc. cash and cash equivalents	391,286	428,136

IAC (excluding Dotdash Meredith and Angi Inc.) cash and cash equivalents and marketable securities:
United States	1,188,258	1,408,828
All other countries	43,166	48,373
Total cash and cash equivalents	1,231,424	1,457,201
Marketable securities (United States)	59,012	19,788
Total IAC (excluding Dotdash Meredith and Angi Inc.) cash and cash equivalents and marketable securities	1,290,436	1,476,989

Total cash and cash equivalents and marketable securities	$1,911,610	$2,138,518

Dotdash Meredith Debt:
Dotdash Meredith Term Loan A	$345,625	$350,000
Dotdash Meredith Term Loan B	1,246,875	1,250,000
Total Dotdash Meredith long-term debt	1,592,500	1,600,000
Less: current portion of Dotdash Meredith long-term debt	30,000	30,000
Less: original issue discount	5,950	6,176
Less: unamortized debt issuance costs	11,625	12,139
Total Dotdash Meredith long-term debt, net	1,544,925	1,551,685

ANGI Group Debt:
ANGI Group Senior Notes	500,000	500,000
Less: unamortized debt issuance costs	5,270	5,448
Total ANGI Group long-term debt	494,730	494,552

Total long-term debt, net	$2,039,655	$2,046,237
The Company's international cash can be repatriated without significant tax consequences.
For a detailed description of long-term debt, see "Note 6—Long-term Debt" to the financial statements included in "Item 1. Consolidated Financial Statements."

Cash Flow Information
In summary, IAC's cash flows are as follows:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Net cash provided by (used in):
Operating activities attributable to continuing operations	$12,902	$52,216
Investing activities attributable to continuing operations	$(231,589)	$197,386
Financing activities attributable to continuing operations	$(27,482)	$(99,164)
Net cash provided by operating activities attributable to continuing operations consists of net earnings adjusted for non-cash items, and the effect of changes in working capital. Non-cash adjustments include the unrealized loss (gain) on the investment in MGM, deferred income taxes, amortization of intangibles, pension and postretirement benefit expense, net gains on investments in equity securities, depreciation, stock-based compensation expense, provision for credit losses, non-cash lease expense (including right-of-use asset impairments), and unrealized increase in the estimated fair value of a warrant.
2022
Adjustments to net losses attributable to continuing operations consist primarily of an unrealized loss on the investment in MGM of $187.3 million, amortization of intangibles of $57.2 million, pension and postretirement benefit expense of $36.3 million, depreciation of $30.2 million, stock-based compensation expense of $29.7 million, provision of credit losses of $23.3 million, and non-cash lease expense of $13.7 million, partially offset by deferred taxes of $76.9 million, net gains on investments in equity securities of $34.8 million, and an unrealized increase in the estimated fair value of a warrant of $8.0 million. The decrease from changes in working capital include decreases in accounts payable and other liabilities of $84.0 million and operating lease liabilities of $17.2 million, partially offset by a decrease in accounts receivable of $75.3 million and an increase in deferred revenue of $11.3 million. The decrease in accounts payable and other liabilities is due primarily to a decrease in accrued employee compensation due, in part, to payment of 2021 bonuses in 2022 and payment of commissions, partially offset by an increase in restructuring charges at Dotdash Meredith, and a decrease in accrued traffic acquisition costs at Search. The decrease in operating lease liabilities is due to cash payments on leases net of interest accretion. The decrease in accounts receivable is due primarily to a decrease in revenue in the first quarter of 2022 relative to the fourth quarter of 2021 at Dotdash Meredith and Search, partially offset by revenue growth at Angi Inc., primarily attributable to Angi Services. The increase in deferred revenue is due primarily to the growth in subscription sales at Care.com.
Net cash used in investing activities attributable to continuing operations includes $202.5 million for the purchase of an additional 4.5 million shares of MGM and capital expenditures of $30.5 million primarily related to investments in capitalized software at Angi Inc. to support its products and services.
Net cash used by financing activities attributable to continuing operations includes withholding taxes paid on behalf of IAC employees for stock-based awards that were net settled of $14.9 million, the repurchase of 1.0 million shares of Angi Inc. Class A common stock, on a settlement date basis, for $8.1 million at an average price of $7.80 per share, principal payments on Dotdash Meredith Term Loan A and Dotdash Meredith Term Loan B of $7.5 million, and withholding taxes paid on behalf of Angi Inc. employees for stock-based awards that were net settled of $1.3 million.

2021
Adjustments to net earnings attributable to continuing operations consist primarily of $382.5 million of unrealized gain on the investment in MGM and an unrealized increase in the estimated fair value of a warrant of $12.8 million, partially offset by $51.7 million of deferred income taxes, $19.3 million of provision for credit losses, $19.2 million of depreciation, $18.3 million of stock-based compensation expense, $16.8 million of amortization of intangibles, and non-cash lease expense (including right-of-use asset impairments) of $6.6 million. The decrease from changes in working capital primarily consists of an increase in accounts receivable of $40.5 million and a decrease in operating lease liabilities of $6.9 million, partially offset by an increase in deferred revenue of $17.1 million, a decrease in other assets of $8.0 million and an increase in accounts payable and other liabilities of $5.2 million. The increase in accounts receivable is due primarily to revenue growth at Angi Inc. and the timing of cash receipts at Mosaic. The decrease in operating lease liabilities is due to cash payments on leases net of interest accretion. The increase in deferred revenue is due primarily to growth in subscription sales at Care.com. The decrease in other assets is due primarily to decreases in capitalized downloadable search toolbar costs at Search and prepaid hosting services at Corporate and Angi Inc. The increase in accounts payable and other liabilities is due primarily to an increase in accrued advertising and related payables at Angi Inc. and an increase in payroll and related tax liabilities related to Care.com's payment solution business, partially offset by a decrease in accrued employee compensation related to the payment of 2020 cash bonuses in 2021 and payment of commissions, and payment related to the termination of a production at IAC Films.
Net cash provided by investing activities attributable to continuing operations includes maturities of marketable debt securities of $225.0 million, partially offset by capital expenditures of $20.2 million, primarily related to investments in capitalized software at Angi Inc. to support its products and services, and purchases of long-term investments of $7.2 million, primarily related to Turo.
Net cash used in financing activities attributable to continuing operations includes $48.2 million for withholding taxes paid on behalf of Angi Inc. employees for stock-based awards that were net settled, $22.9 million for the purchase of redeemable noncontrolling interests, $18.3 million for withholding taxes paid on behalf of IAC employees for stock-based awards that were net settled, $6.9 million for the prepayment of the ANGI Group Term Loan required quarterly payment that was otherwise due in the first quarter of 2022, $4.9 million for the repurchase of 0.4 million shares of Angi Inc. Class A common stock, on a settlement date basis, at an average price of 11.85 per share.
Discontinued Operations
Net cash provided by discontinued operations of $302.9 million for the three months ended March 31, 2021 relates to the operations of Vimeo. The Company does not expect cash flows from discontinued operations following the Spin-off.
Liquidity and Capital Resources
Financing Arrangements
Dotdash Meredith Term Loans and Dotdash Meredith Revolving Facility
On December 1, 2021, Dotdash Meredith entered into a credit agreement ("Dotdash Meredith Credit Agreement"), which provides for (i) the five-year $350 million Dotdash Meredith Term Loan A, (ii) the seven-year $1.25 billion Dotdash Meredith Term Loan B and (iii) the five-year $150 million Dotdash Meredith Revolving Facility. The proceeds of the Dotdash Meredith Term Loans were used to fund a portion of the purchase price for the acquisition of Meredith and pay related fees and expenses.
The outstanding balances of the Dotdash Meredith Term Loan A and Dotdash Meredith Term Loan B were $345.6 million and $1.25 billion and bore interest at 2.29% and 4.50% at March 31, 2022, respectively. Interest payments are due at least quarterly through the terms of the Dotdash Meredith Term Loans. The Dotdash Meredith Term Loan A requires quarterly principal payments of approximately $4.4 million through December 31, 2024, $8.8 million through December 31, 2025 and approximately $13.1 million thereafter through maturity. The Dotdash Meredith Term Loan B requires quarterly payments of $3.1 million through maturity. Commencing December 31, 2022, pursuant to the Dotdash Meredith Credit Agreement, the Dotdash Meredith Term Loan B may require additional annual principal payments as part of an excess cash flow sweep provision, the amount of which, in part, is governed by Dotdash Meredith's net leverage ratio.

There were no outstanding borrowings under the Dotdash Meredith Revolving Facility at March 31, 2022. The annual commitment fee on undrawn funds is based on the consolidated net leverage ratio, as defined in the Dotdash Meredith Credit Agreement, most recently reported and was 35 basis points at March 31, 2022. Any borrowings under the Dotdash Meredith Revolving Facility would bear interest, at Dotdash Meredith's option, at either a base rate or term benchmark rate, plus an applicable margin, which is based on Dotdash Meredith's net leverage ratio.
As of the last day of any calendar quarter ending on or after March 31, 2022, if either (i) $1.00 or more of loans under the Dotdash Meredith Revolving Facility or Dotdash Meredith Term Loan A are outstanding, or (ii) the outstanding face amount of undrawn letters of credit, other than cash collateralized letters of credit at 102% of face value, exceeds $25 million, subject to certain increases for qualifying material acquisitions, then Dotdash Meredith will not permit the consolidated net leverage ratio as of the last day of such quarter to exceed 5.5 to 1.0. There were no such limitations at March 31, 2022.
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
The indenture governing the ANGI Group Senior Notes contains a covenant that would limit ANGI Group’s ability to incur liens for borrowed money in the event a default has occurred or ANGI Group’s secured leverage ratio (as defined in the indenture) exceeds 3.75 to 1.0. At March 31, 2022 there were no limitations pursuant thereto.
During the three months ended March 31, 2021, ANGI Group prepaid $6.9 million of the ANGI Group Term Loan principal that was otherwise due in the first quarter of 2022 and, as of May 6, 2021, the outstanding balance of the ANGI Group Term Loan was repaid in its entirety.
The $250 million ANGI Group Revolving Facility, which otherwise would have expired on November 5, 2023, was terminated effective August 3, 2021. No amounts were ever drawn under the ANGI Group Revolving Facility prior to its termination.
Investment in MGM Resorts International
On February 16, 2022, the Company purchased an additional 4.5 million shares of MGM for $202.5 million. Following this purchase, the Company owns approximately 63.5 million shares, representing a 14.5% ownership interest in MGM as of February 23, 2022.
Share Repurchase Authorizations and Activity
At March 31, 2022, IAC has 8.0 million shares remaining in its share repurchase authorization.
During the three months ended March 31, 2022, Angi Inc. repurchased 1.0 million shares of its Class A common stock, on a trade date basis, at an average price of $7.80 per share, or $8.1 million in aggregate. At March 31, 2022 Angi Inc. has 15.0 million shares remaining in its share repurchase authorization.
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
The following table summarizes (i) the aggregate intrinsic value of IAC options, Angi Inc. options, Angi Inc. stock settled stock appreciation rights, IAC and Angi Inc. non-publicly traded subsidiary denominated stock settled stock appreciation rights and (ii) the aggregate fair value (based on stock prices as of May 6, 2022) of IAC and Angi Inc. RSUs and IAC restricted stock outstanding as of that date; assuming these awards were net settled on that date, the withholding taxes that would be paid by the Company on behalf of employees upon exercise or vesting that would be payable (assuming these equity awards are net settled with a 50% tax rate), and the shares that would have been issued are as follows:

	Aggregate intrinsic value / fair value of awards outstanding	Estimated withholding taxes payable on vested shares and shares that will vest by March 31, 2023	Estimated withholding taxes payable on shares that will vest after March 31, 2023	Estimated IAC shares to be issued
	(In thousands)
IAC
Stock settled stock appreciation rights denominated in shares of certain non-publicly traded IAC subsidiaries other than Angi Inc. subsidiaries (a)	$38,473	$13,928	$5,308	249
IAC denominated stock options (b)	182,865	91,432	—	1,185
IAC RSUs (c)	117,443	1,490	55,200	787
IAC restricted stock (d)	—	—	—	—
Total IAC outstanding employee stock-based awards	338,781	106,850	60,508	2,221

Angi Inc.
Angi Inc. stock appreciation rights	943	471	—	See footnote (f) below
Other Angi Inc. equity awards (a)(e)	88,069	12,275	31,362	See footnote (f) below
Total Angi outstanding employee stock-based awards	89,012	12,746	31,362
Total outstanding employee stock-based awards	$427,793	$119,596	$91,870
_______________
(a)    The number of shares ultimately needed to settle these awards and the cash withholding tax obligation may vary significantly as a result of the determination of the fair value of the relevant subsidiary at the time of exercise. In addition, the number of shares required to settle these awards will be impacted by movement in the stock price of IAC.
(b)    The Company has the discretion to settle these awards net of withholding tax and exercise price (which is represented in the table above) or settle on a gross basis and require the award holder to pay its share of the withholding tax, which he or she may do by selling IAC common shares. Assuming all IAC stock options outstanding on May 6, 2022 were settled on a gross basis, i.e., through the issuance of a number of IAC common shares equal to the number of stock options exercised, the Company would have issued 2.9 million common shares and would have received $40.5 million in cash proceeds. These amounts reflect adjustments made to IAC awards upon the completion of the Spin-off.
(c)    Approximately 80% of the estimated withholding taxes payable on shares that will vest after March 31, 2023 is related to awards that are scheduled to cliff vest in 2025, the five-year anniversary of the grant date.

(d)    On November 5, 2020, the Company granted 3.0 million shares of IAC restricted common stock to its CEO, that cliff vest on the ten-year anniversary of the grant date based on satisfaction of IAC's stock price targets and continued employment through the vesting date. The IAC stock price is currently below the minimum price threshold to earn the award.
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
Contractual Obligations
At March 31, 2022, there have been no material changes to the Company's contractual obligations since the disclosures for the year ended December 31, 2021, included in the Company's Annual Report on Form 10-K.
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
Liquidity Assessment
At March 31, 2022, the Company's consolidated cash, cash equivalents, and marketable equity securities, excluding MGM, was $1.9 billion, of which $391.3 million and $229.9 million was held by Angi Inc. and Dotdash Meredith, respectively. The Company's consolidated debt includes approximately $1.6 billion, which is a liability of Dotdash Meredith, Inc., a subsidiary of IAC, and $500.0 million, which is a liability of ANGI Group, a subsidiary of Angi Inc. The Company generated $12.9 million of operating cash flows for the quarter ended March 31, 2022, of which $10.1 million was generated by Dotdash Meredith and $0.7 million was used by Angi Inc., respectively. Angi Inc. is a separate and distinct legal entity with its own public shareholders and board of directors and has no obligation to provide the Company with funds. As a result, the Company cannot freely access the cash of Angi Inc. and its subsidiaries. In addition, the Dotdash Meredith Credit Agreement contains covenants that would limit Dotdash Meredith’s ability to pay dividends or make distributions in the event a default has occurred or if Dotdash Meredith’s consolidated net leverage ratio (as defined in the Dotdash Meredith Credit Agreement) exceeds 4.0 to 1.0. There were no such limitations at March 31, 2022.
The Company's liquidity could be negatively affected by a decrease in demand for its products and services due to COVID-19 or other factors.
The Company believes its existing cash, cash equivalents, and expected positive cash flows generated from operations, and that of Dotdash Meredith and Angi Inc., will be sufficient to fund their respective normal operating requirements, including capital expenditures, debt service, the payment of withholding taxes paid on behalf of employees for net-settled stock-based awards, and investing and other commitments for the next twelve months. The Company may need to raise additional capital through future debt or equity financing to make additional acquisitions and investments beyond the next twelve months. Additional financing may not be available on terms favorable to the Company or at all, which may also be impacted by any disruptions in the financial markets caused by COVID-19 or otherwise. The indebtedness at Dotdash Meredith and Angi Inc., could further limit the Company's ability to raise incremental financing.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
At March 31, 2022, there have been no material changes to the Company's instruments or positions that are sensitive to market risk since the disclosure for the year ended December 31, 2021 included in the Company's Annual Report on Form 10-K, other than the Company's long-term investment in MGM described below.
Equity Price Risk
On February 16, 2022, the Company purchased an additional 4.5 million shares of MGM for $202.5 million. Following this purchase, the Company owns approximately 63.5 million shares, representing a 14.5% ownership interest in MGM as of February 23, 2022. The Company's results of operations and financial condition have been and may be materially impacted by increases or decreases in the price of MGM common shares, which are traded on the New York Stock Exchange. The Company recorded an unrealized pre-tax loss of $187.3 million and an unrealized pre-tax gain of $382.5 million for the three months ended March 31, 2022 and 2021, respectively. The cumulative unrealized net pre-tax gain through March 31, 2022 is $1.4 billion. The carrying value of the Company's investment in MGM, which includes the cumulative unrealized pre-tax gains, was $2.7 billion and $2.6 billion at March 31, 2022 and December 31, 2021, respectively, which represents approximately 22% of IAC's consolidated total assets at both March 31, 2022 and December 31, 2021. A $2.00 increase or decrease in the share price of MGM would, respectively, result in an unrealized pre-tax gain or loss of $127.1 million.

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
There were no changes to our internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On December 10, 2021, the defendants filed motions to dismiss the amended and supplemented consolidated complaint. On January 25, 2022, the plaintiffs filed their opposition to the motions. On February 24, 2022, the defendants filed reply briefs in support of the motions. On May 4, 2022, the court held oral argument on the motions, which remain pending.
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
Actual results could differ materially from those contained in these forward-looking statements for a variety of reasons, including, among others: (i) our ability to market our products and services in a successful and cost-effective manner, (ii) the display of links to websites offering our products and services in a prominent manner in search results, (iii) changes in our relationship with (or policies implemented by) Google, (iv) our continued ability to market, distribute and monetize our products and services through search engines, digital app stores and social media platforms, (v) the failure or delay of the markets and industries in which our businesses operate to migrate online and the continued growth and acceptance of online products and services as effective alternatives to traditional products and services, (vi) our continued ability to develop and monetize versions of our products and services for mobile and other digital devices, (vii) adverse economic events or trends that adversely impact advertising spending levels, (viii) risks related to our Print business (declining revenue, increased paper and postage costs, reliance on a single supplier to print our magazines and increased pension plan obligations), (ix) the ability of our Digital business to successfully expand the digital reach of our portfolio of publishing brands, (x) our ability to establish and maintain relationships with quality and trustworthy service professionals and caregivers, (xi) the ability of Angi Inc. to successfully implement its brand initiative and expand Angi Services (its pre-priced offerings), (xii) our ability to engage directly with users, subscribers, consumers, service professionals and caregivers on a timely basis, (xiii) our ability to access, collect and use personal data about our users and subscribers, (xiv) the ability of our Chairman and Senior Executive, certain members of his family and our Chief Executive Officer to exercise significant influence over the composition of our board of directors, matters subject to stockholder approval and our operations, (xv) risks related to our liquidity and indebtedness (the impact of our indebtedness on our ability to operate our business, our ability to generate sufficient cash to service our indebtedness and interest rate risk), (xvi) our inability to freely access the cash of Dotdash Meredith and/or Angi Inc. and their respective subsidiaries, (xvii) dilution with respect to our investment in Angi Inc., (xviii) our ability to compete, (xix) adverse economic events or trends (particularly those that adversely impact consumer confidence and spending behavior), either generally and/or in any of the markets in which our businesses operate, (xx) our ability to build, maintain and/or enhance our various brands, (xxi) the impact of the COVID-19 outbreak on our businesses, (xxii) our ability to protect our systems, technology and infrastructure from cyberattacks and to protect personal and confidential user information, (xxiii) the occurrence of data security breaches and/or fraud, (xxiv) increased liabilities and costs related to the processing, storage, use and disclosure of personal and confidential user information, (xxv) the integrity, quality, efficiency and scalability of our systems, technology and infrastructure (and those of third parties with whom we do business) and (xxvi) changes in key personnel..
Certain of these and other risks and uncertainties are discussed in our filings with the SEC, including under the caption Part I-Item 1A-Risk Factors of our annual report on 10-K for the fiscal year ended December 31, 2021. Other unknown or unpredictable factors that could also adversely affect IAC's business, financial condition and operating results may arise from time to time. In light of these risks and uncertainties, the forward-looking statements discussed in this quarterly report may not prove to be accurate. Accordingly, you should not place undue reliance on these forward-looking statements, which only reflect the views of IAC management as of the date of this quarterly report. IAC does not undertake to update these forward-looking statements.
Risk Factors
In addition to the other information set forth in this quarterly report, you should carefully consider the risk factors discussed under the caption Part I-Item 1A-Risk Factors of our annual report on 10-K for the fiscal year ended December 31, 2021, which could materially and adversely affect IAC's business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect IAC's business, financial condition and/or operating results.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
The Company did not issue or sell any shares of its common stock or any other equity securities pursuant to unregistered transactions during the quarter ended March 31, 2022.
Issuer Purchases of Equity Securities
The Company did not purchase any shares of its common stock during the quarter ended March 31, 2022. As of that date, 8,036,226 shares of IAC common stock remained available for repurchase under the Company's previously announced June 2020 repurchase authorization. The Company may repurchase shares pursuant to this repurchase authorization over an indefinite period of time in the open market and in privately negotiated transactions, depending on those factors IAC management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.

Item 6.    Exhibits
The documents set forth below, numbered in accordance with Item 601 of Regulation S-K, are filed herewith, incorporated by reference to the location indicated or furnished herewith.

Exhibit Number	Description	Location
3.1	Restated Certificate of Incorporation of the Registrant.	Exhibit 3.1(c) to the Registrant's Form 8-K, filed on July 2, 2020.
3.2	Amendment to Restated Certificate of Incorporation of the Registrant.	Exhibit 4.2 to the Registrant's Post-Effective Amendment No. 1 on Form S-8 to Registration Statement on Form S-4 (File No. 333-251656), filed on May 26, 2021.
3.3	Certificate of Designations of Series A Cumulative Preferred Stock of the Registrant.	Exhibit 3.2 to the Registrant's Form 8-K, filed on July 2, 2020.
3.4	Amended and Restated By-Laws of the Registrant.	Exhibit 3.1 to the Registrant's Form 8-K, filed on April 9, 2021.
31.1	Certification of the Chairman and Senior Executive pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.(1)
31.2	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.(1)
31.3	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.(1)
32.1	Certification of the Chairman and Senior Executive pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.(2)
32.2	Certification of the Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.(2)
32.3	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.(2)
101.INS	Inline XBRL Instance.(1)	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema.(1)
101.CAL	Inline XBRL Taxonomy Extension Calculation.(1)
101.DEF	Inline XBRL Taxonomy Extension Definition.(1)
101.LAB	Inline XBRL Taxonomy Extension Labels.(1)
101.PRE	Inline XBRL Taxonomy Extension Presentation.(1)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

_______________________________________________________________________________
(1)Filed herewith.
(2)Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	May 10, 2022
IAC/INTERACTIVECORP

		By:	/s/ CHRISTOPHER HALPIN
Christopher Halpin
Executive Vice President and Chief Financial Officer

Signature	Title	Date

/s/ CHRISTOPHER HALPIN	Executive Vice President and Chief Financial Officer	May 10, 2022
Christopher Halpin