Form 10-Q
period 2022-06-30
IAC/InterActiveCorp
filed 2022-08-09
CIK 1800227

As filed with the Securities and Exchange Commission on August 9, 2022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of August 5, 2022, the following shares of the registrant's common stock were outstanding:

Common Stock	83,398,933
Class B common stock	5,789,499
Total	89,188,432

PART I
FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements
IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	June 30, 2022	December 31, 2021
	(In thousands, except par value amounts)
ASSETS
Cash and cash equivalents	$1,796,202	$2,118,730
Marketable securities	30,315	19,788
Accounts receivable, net of reserves	633,323	693,208
Other current assets	278,650	242,188
Total current assets	2,738,490	3,073,914

Buildings, capitalized software, leasehold improvements, equipment and land, net	586,356	570,525
Goodwill	3,099,075	3,226,610
Intangible assets, net of accumulated amortization	1,302,075	1,414,892
Investment in MGM Resorts International	1,839,306	2,649,442
Long-term investments	301,373	327,838
Other non-current assets	882,466	1,037,067
TOTAL ASSETS	$10,749,141	$12,300,288

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Current portion of long-term debt	$30,000	$30,000
Accounts payable, trade	154,333	203,173
Deferred revenue	170,207	165,451
Accrued expenses and other current liabilities	959,292	980,574
Total current liabilities	1,313,832	1,379,198

Long-term debt, net	2,033,038	2,046,237
Deferred income taxes	82,471	385,890
Other long-term liabilities	667,229	721,262

Redeemable noncontrolling interests	27,408	18,741

Commitments and contingencies

SHAREHOLDERS' EQUITY:
Common Stock, $0.0001 par value; authorized 1,600,000 shares; 84,132 and 83,922 shares issued and 83,397 and 83,922 shares outstanding at June 30, 2022 and December 31, 2021, respectively	8	8
Class B common stock, $0.0001 par value; authorized 400,000 shares; 5,789 shares issued and outstanding at June 30, 2022 and December 31, 2021	1	1
Additional paid-in-capital	6,261,929	6,265,669
(Accumulated deficit) retained earnings	(199,777)	905,151
Accumulated other comprehensive (loss) income	(12,852)	4,397
Treasury stock, 735 shares at June 30, 2022	(59,079)	—
Total IAC shareholders' equity	5,990,230	7,175,226
Noncontrolling interests	634,933	573,734
Total shareholders' equity	6,625,163	7,748,960
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$10,749,141	$12,300,288
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands, except per share data)
Revenue	$1,362,581	$829,547	$2,687,926	$1,616,117
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	509,352	259,240	1,046,455	488,234
Selling and marketing expense	510,886	341,035	1,001,374	653,573
General and administrative expense	252,318	174,711	490,673	337,871
Product development expense	84,284	52,233	165,071	105,316
Depreciation	29,052	17,112	59,288	36,298
Amortization of intangibles	56,081	13,636	113,271	30,475
Goodwill impairment	86,748	—	86,748	—
Total operating costs and expenses	1,528,721	857,967	2,962,880	1,651,767
Operating loss	(166,140)	(28,420)	(274,954)	(35,650)
Interest expense	(23,517)	(5,814)	(45,429)	(12,431)
Unrealized (loss) gain on investment in MGM Resorts International	(825,305)	275,098	(1,012,635)	657,638
Other (expense) income, net	(89,425)	50,286	(82,726)	53,849
(Loss) earnings from continuing operations before income taxes	(1,104,387)	291,150	(1,415,744)	663,406
Income tax benefit (provision)	228,988	(87,825)	299,452	(141,136)
Net (loss) earnings from continuing operations	(875,399)	203,325	(1,116,292)	522,270
Loss from discontinued operations, net of tax	—	(11,787)	—	(1,831)
Net (loss) earnings	(875,399)	191,538	(1,116,292)	520,439
Net loss attributable to noncontrolling interests	6,269	3,219	11,364	3,446
Net (loss) earnings attributable to IAC shareholders	$(869,130)	$194,757	$(1,104,928)	$523,885

Per share information from continuing operations:
Basic (loss) earnings per share	$(10.02)	$2.31	$(12.73)	$5.91
Diluted (loss) earnings per share	$(10.02)	$2.14	$(12.73)	$5.49

Per share information attributable to IAC Common Stock and Class B common stock shareholders:
Basic (loss) earnings per share	$(10.02)	$2.18	$(12.73)	$5.88
Diluted (loss) earnings per share	$(10.02)	$2.02	$(12.73)	$5.47

Stock-based compensation expense by function:
Cost of revenue	$1,013	$22	$1,038	$34
Selling and marketing expense	2,441	1,101	3,949	2,317
General and administrative expense	24,560	21,189	49,931	36,933
Product development expense	3,642	1,739	6,425	3,082
Total stock-based compensation expense	$31,656	$24,051	$61,343	$42,366
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Net (loss) earnings	$(875,399)	$191,538	$(1,116,292)	$520,439
Other comprehensive (loss) income, net of income taxes:
Change in foreign currency translation adjustment	(14,392)	1,803	(18,093)	12,820
Change in unrealized gains and losses on available-for-sale marketable debt securities	—	—	—	(2)
Total other comprehensive (loss) income, net of income taxes	(14,392)	1,803	(18,093)	12,818
Comprehensive (loss) income, net of income taxes	(889,791)	193,341	(1,134,385)	533,257
Components of comprehensive loss (income) attributable to noncontrolling interests:
Net loss attributable to noncontrolling interests	6,269	3,219	11,364	3,446
Change in foreign currency translation adjustment attributable to noncontrolling interests	776	(260)	843	(951)
Comprehensive loss attributable to noncontrolling interests	7,045	2,959	12,207	2,495
Comprehensive (loss) income attributable to IAC shareholders	$(882,746)	$196,300	$(1,122,178)	$535,752
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Three and six months ended June 30, 2022
(Unaudited)

	Redeemable Noncontrolling Interests	Common Stock, $0.0001 par value		Class B common stock, $0.0001 par value		Common Stock, $0.001 par value		Class B common stock, $0.001 par value		Additional Paid-in-Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total IAC Shareholders' Equity	Noncontrolling Interests	Total Shareholders' Equity
		$	Shares	$	Shares	$	Shares	$	Shares
		(In thousands)
Balance at March 31, 2022	$27,817	$8	84,075	$1	5,789	$—	—	$—	—	$6,249,328	$669,353	$765	$—	$6,919,455	$581,462	$7,500,917
Net loss	(2,353)	—	—	—	—	—	—	—	—	—	(869,130)	—	—	(869,130)	(3,916)	(873,046)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(13,616)	—	(13,616)	(776)	(14,392)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	18,239	—	—	—	18,239	14,111	32,350
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	—	57	—	—	—	—	—	—	(798)	—	—	—	(798)	—	(798)
Issuance of Angi Inc. common stock pursuant to stock-based awards, net of withholding taxes	—	—	—	—	—	—	—	—	—	(2,327)	—	(1)	—	(2,328)	878	(1,450)
Purchase of IAC treasury stock	—	—	—	—	—	—	—	—	—	—	—	—	(59,079)	(59,079)	—	(59,079)
Distribution to and purchase of noncontrolling interests	(1,179)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Adjustment of noncontrolling interests to fair value	14,905	—	—	—	—	—	—	—	—	(14,905)	—	—	—	(14,905)	—	(14,905)
Issuance of Vivian Health preferred shares, net of fees, and the reclassification and creation of noncontrolling interest	(11,782)	—	—	—	—	—	—	—	—	11,526	—	—	—	11,526	43,174	54,700
Other	—	—	—	—	—	—	—	—	—	866	—	—	—	866	—	866
Balance at June 30, 2022	$27,408	$8	84,132	$1	5,789	$—	—	$—	—	$6,261,929	$(199,777)	$(12,852)	$(59,079)	$5,990,230	$634,933	$6,625,163

Balance at December 31, 2021	$18,741	$8	83,922	$1	5,789	$—	—	$—	—	$6,265,669	$905,151	$4,397	$—	$7,175,226	$573,734	$7,748,960
Net loss	(2,387)	—	—	—	—	—	—	—	—	—	(1,104,928)	—	—	(1,104,928)	(8,977)	(1,113,905)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(17,250)	—	(17,250)	(843)	(18,093)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	34,941	—	—	—	34,941	27,667	62,608
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	—	210	—	—	—	—	—	—	(14,810)	—	—	—	(14,810)	—	(14,810)
Issuance of Angi Inc. common stock pursuant to stock-based awards, net of withholding taxes	—	—	—	—	—	—	—	—	—	(4,102)	—	1	—	(4,101)	178	(3,923)
Purchase of IAC treasury stock	—	—	—	—	—	—	—	—	—	—	—	—	(59,079)	(59,079)	—	(59,079)
Purchase of Angi Inc. treasury stock	—	—	—	—	—	—	—	—	—	(8,144)	—	—	—	(8,144)	—	(8,144)
Distribution to and purchase of noncontrolling interests	(1,179)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Adjustment of noncontrolling interests to fair value	24,041	—	—	—	—	—	—	—	—	(24,041)	—	—	—	(24,041)	—	(24,041)
Issuance of Vivian Health preferred shares, net of fees, and the reclassification and creation of noncontrolling interest	(11,782)	—	—	—	—	—	—	—	—	11,526	—	—	—	11,526	43,174	54,700
Other	(26)	—	—	—	—	—	—	—	—	890	—	—	—	890	—	890
Balance at June 30, 2022	$27,408	$8	84,132	$1	5,789	$—	—	$—	—	$6,261,929	$(199,777)	$(12,852)	$(59,079)	$5,990,230	$634,933	$6,625,163
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Three and six months ended June 30, 2021
(Unaudited)

	Redeemable Noncontrolling Interests	Common Stock, $0.0001 par value		Class B common stock, $0.0001 par value		Common Stock, $0.001 par value		Class B common stock, $0.001 par value		Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total IAC Shareholders' Equity	Noncontrolling Interests	Total Shareholders' Equity
		$	Shares	$	Shares	$	Shares	$	Shares
		(In thousands)
Balance at March 31, 2021	$702,841	$—	—	$—	—	$83	83,342	$6	5,789	$5,660,730	$1,023,170	$4,149	$6,688,138	$557,882	$7,246,020
Net earnings (loss)	1,382	—	—	—	—	—	—	—	—	—	194,757	—	194,757	(4,601)	190,156
Other comprehensive income, net of income taxes	9	—	—	—	—	—	—	—	—	—	—	1,505	1,505	251	1,756
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	18,620	—	—	18,620	11,478	30,098
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	—	86	—	—	—	16	—	—	(7,939)	—	—	(7,939)	—	(7,939)
Issuance of Angi Inc. common stock pursuant to stock-based awards, net of withholding taxes	—	—	—	—	—	—	—	—	—	(7,971)	—	(6)	(7,977)	1,287	(6,690)
Purchase of Angi Inc. treasury stock	—	—	—	—	—	—	—	—	—	(721)	—	—	(721)	—	(721)
Distribution to and purchase of noncontrolling interests	(1,147)	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Adjustment of noncontrolling interests to fair value	323,432	—	—	—	—	—	—	—	—	(323,432)	—	—	(323,432)	—	(323,432)
Recapitalization of IAC upon Vimeo spin-off	—	8	83,358	1	5,789	(83)	(83,358)	(6)	(5,789)	80	—	—	—	—	—
Spin-off of IAC's investment in Vimeo	—	—	—	—	—	—	—	—	—	(38)	(386,438)	38	(386,438)	—	(386,438)
Elimination of Vimeo noncontrolling interest	(1,002,324)	—	—	—	—	—	—	—	—	1,002,324	—	—	1,002,324	—	1,002,324
Other	—	—	—	—	—	—	—	—	—	14	—	—	14	—	14
Balance at June 30, 2021	$24,193	$8	83,444	$1	5,789	$—	—	$—	—	$6,341,667	$831,489	$5,686	$7,178,851	$566,297	$7,745,148

Balance at December 31, 2020	$231,992	$—	—	$—	—	$83	82,976	$6	5,789	$5,909,614	$694,042	$(6,170)	$6,597,575	$553,353	$7,150,928
Net earnings (loss)	709	—	—	—	—	—	—	—	—	—	523,885	—	523,885	(4,155)	519,730
Other comprehensive income, net of income taxes	589	—	—	—	—	—	—	—	—	—	—	11,829	11,829	362	12,191
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	39,288	—	—	39,288	14,020	53,308
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	—	86	—	—	—	382	—	—	(29,074)	—	—	(29,074)	—	(29,074)
Issuance of Angi Inc. common stock pursuant to stock-based awards, net of withholding taxes	—	—	—	—	—	—	—	—	—	(57,447)	—	(11)	(57,458)	2,717	(54,741)
Purchase of Angi Inc. treasury stock	—	—	—	—	—	—	—	—	—	(5,637)	—	—	(5,637)	—	(5,637)
Issuance of Vimeo common stock and creation of noncontrolling interests, net of fees	40,785	—	—	—	—	—	—	—	—	258,965	—	—	258,965	—	258,965
Distribution to and purchase of noncontrolling interests	(24,085)	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Adjustment of noncontrolling interests to fair value	776,531	—	—	—	—	—	—	—	—	(776,531)	—	—	(776,531)	—	(776,531)
Recapitalization of IAC upon Vimeo spin-off	—	8	83,358	1	5,789	(83)	(83,358)	(6)	(5,789)	80	—	—	—	—	—
Spin-off of IAC's investment in Vimeo	—	—	—	—	—	—	—	—	—	(38)	(386,438)	38	(386,438)	—	(386,438)
Elimination of Vimeo noncontrolling interest	(1,002,324)	—	—	—	—	—	—	—	—	1,002,324	—	—	1,002,324	—	1,002,324
Other	(4)	—	—	—	—	—	—	—	—	123	—	—	123	—	123
Balance at June 30, 2021	$24,193	$8	83,444	$1	5,789	$—	—	$—	—	$6,341,667	$831,489	$5,686	$7,178,851	$566,297	$7,745,148
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2022	2021
	(In thousands)
Cash flows from operating activities attributable to continuing operations:
Net (loss) earnings	$(1,116,292)	$520,439
Less: Loss from discontinued operations, net of tax	—	(1,831)
Net (loss) earnings from continuing operations	(1,116,292)	522,270
Adjustments to reconcile net (loss) earnings to net cash (used in) provided by operating activities attributable to continuing operations:
Stock-based compensation expense	61,343	42,366
Amortization of intangibles	113,271	30,475
Depreciation	59,288	36,298
Provision for credit losses	51,710	42,710
Goodwill impairment	86,748	—
Deferred income taxes	(306,428)	143,646
Unrealized loss (gain) on investment in MGM Resorts International	1,012,635	(657,638)
Losses (gains) on investments in equity securities, net	16,258	(12,167)
Unrealized increase in the estimated fair value of a warrant	(12,851)	(55,256)
Non-cash lease expense (including right-of-use asset impairments)	28,802	18,960
Pension and postretirement benefit expense	79,080	—
Other adjustments, net	14,747	23,838
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(888)	(40,671)
Other assets	2,532	27,631
Operating lease liabilities	(32,059)	(13,453)
Accounts payable and other liabilities	(75,814)	61,250
Income taxes payable and receivable	(32)	(8,550)
Deferred revenue	10,045	15,276
Net cash (used in) provided by operating activities attributable to continuing operations	(7,905)	176,985
Cash flows from investing activities attributable to continuing operations:
Capital expenditures	(73,641)	(39,425)
Proceeds from maturities of marketable debt securities	—	225,000
Cash distribution related to the spin-off of IAC's investment in Vimeo	—	(333,184)
Net proceeds from the sale of businesses and investments	27,871	2,151
Purchases of investment in MGM Resorts International	(202,500)	—
Purchases of investments	(1,036)	(7,179)
Decrease in notes receivable	19,111	—
Other, net	4,930	(1,283)
Net cash used in investing activities attributable to continuing operations	(225,265)	(153,920)
Cash flows from financing activities attributable to continuing operations:
Principal payments on Dotdash Meredith Term Loans	(15,000)	—
Principal payments on ANGI Group Term Loan	—	(220,000)
Debt issuance costs	(785)	—
Proceeds from the issuance of Vivian Health preferred shares, net of fees	34,700	—
Purchase of IAC treasury stock	(59,079)	—
Purchase of Angi Inc. treasury stock	(8,144)	(5,637)
Proceeds from the exercise of IAC stock options	—	1,496
Withholding taxes paid on behalf of IAC employees on net settled stock-based awards	(15,952)	(26,276)
Withholding taxes paid on behalf of Angi Inc. employees on net settled stock-based awards	(3,513)	(54,596)
Purchase of noncontrolling interests	(1,179)	(24,085)
Other, net	5,160	(317)
Net cash used in financing activities attributable to continuing operations	(63,792)	(329,415)
Total cash used in continuing operations	(296,962)	(306,350)
Net cash provided by operating activities attributable to discontinued operations	—	18,053
Net cash provided by investing activities attributable to discontinued operations	—	7,602
Net cash provided by financing activities attributable to discontinued operations	—	293,577
Total cash provided by discontinued operations	—	319,232
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(4,201)	648
Net (decrease) increase in cash and cash equivalents and restricted cash	(301,163)	13,530
Cash and cash equivalents and restricted cash at beginning of period	2,121,864	3,477,110
Cash and cash equivalents and restricted cash at end of period	$1,820,701	$3,490,640
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Acquisition of Meredith
On December 1, 2021, Dotdash Media Inc. (formerly known as About Inc., and referred to herein as "Dotdash"), a wholly-owned subsidiary of IAC/InterActiveCorp ("IAC"), completed the acquisition of Meredith Holdings Corporation ("Meredith"), which holds Meredith Corporation's national media business, consisting of its digital and magazine businesses, and its corporate operations. The parent of the combined entity is Dotdash Meredith, Inc. ("Dotdash Meredith"). See “Note 4—Business Combination” for a description of the acquisition of Meredith.
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
Basis of Presentation
The Company prepares its consolidated financial statements (collectively referred to herein as "financial statements") in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP"). The financial statements include the accounts of the Company, all entities that are wholly-owned by the Company and all entities in which the Company has a controlling financial interest. All intercompany transactions and balances between and amongst the Company and its subsidiaries have been eliminated.
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
COVID-19 Update
The impact on the Company from the COVID-19 pandemic and the measures designed to contain its spread has been varied and volatile. The impact on our two largest businesses is described below.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Angi Inc.
As previously disclosed, the impact of COVID-19 on the businesses in IAC's Angi Inc. segment initially resulted in a decline in demand for service requests, driven primarily by decreases in demand in certain categories of jobs (particularly discretionary indoor projects). While these businesses experienced a rebound in service requests from mid-2020 through early 2021, service requests started to decline in May 2021 and have continued to decline in the first half of 2022 due to the launch of Angi Inc.'s brand integration in March 2021 and the Omicron variant surge in late 2021 and early 2022. Angi Inc.'s ability to monetize service requests rebounded modestly in the second half of 2021, continued to increase in the first half of 2022, and is approaching levels experienced pre-COVID-19. No assurances can be provided that Angi Inc. will continue to be able to improve monetization, or that service professionals’ businesses and, as a consequence, our revenue and profitability will not continue to be adversely impacted by COVID-19 in the future.
Dotdash Meredith
In addition, in the first half of 2022, revenue at Dotdash, excluding Meredith, declined compared to the first half of 2021 due to lower traffic to its sites compared to prior year COVID-19 traffic highs, impacting performance marketing revenue.
Future Outlook
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
On an ongoing basis, the Company evaluates its estimates, judgments and assumptions, including those related to: the fair values of cash equivalents and marketable equity securities; the carrying value of accounts receivable, including the determination of the allowance for credit losses and the determination of revenue reserves; the determination of the customer relationship period for certain costs to obtain a contract with a customer; the carrying value of right-of-use assets ("ROU assets"); the useful lives and recoverability of buildings, capitalized software, leasehold improvements and equipment and definite-lived intangible assets; the fair value of assets acquired and liabilities assumed as a result of an acquisition and the allocation of purchase price thereto; the recoverability of goodwill and indefinite-lived intangible assets; the fair value of equity securities without readily determinable fair values; contingencies; the fair value of acquisition-related contingent consideration arrangements; unrecognized tax benefits; the valuation allowance for deferred income tax assets; pension and postretirement benefit expenses, including actuarial assumptions regarding discount rates, expected returns on plan assets, inflation and healthcare costs; and the fair value of and forfeiture rates for stock-based awards, among others. The Company bases its estimates, judgments and assumptions on historical experience, its forecasts and budgets and other factors that the Company considers relevant.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Accounting for Investments in Equity Securities
Investments in equity securities, other than those of the Company's consolidated subsidiaries and those accounted for under the equity method are accounted for at fair value or under the measurement alternative of Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") No. 2016-01, Recognition and Measurement of Financial Assets and Liabilities, with any changes to fair value recognized in "Other (expense) income, net" in the statement of operations each reporting period. Under the measurement alternative, equity investments without readily determinable fair values are carried at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar securities of the same issuer; fair value is generally determined based on a market approach as of the transaction date. A security will be considered identical or similar if it has identical or similar rights to the equity securities held by the Company.
The Company accounts for investments in the common stock or in-substance common stock of entities in which the Company has the ability to exercise significant influence over the operating and financial matters of the investee, but does not have a controlling financial interest, using the equity method. At June 30, 2022 and December 31, 2021, the Company has one investment accounted for using the equity method, which is included in "Long-term investments" in the balance sheet.
See "Note 6—Financial Instruments and Fair Value Measurements" for additional information on investments in equity securities.
General Revenue Recognition
Revenue is recognized when control of the promised services or goods is transferred to the Company's customers and in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services or goods.
The Company's disaggregated revenue disclosures are presented in "Note 10—Segment Information."
Deferred Revenue
Deferred revenue consists of payments that are received or are contractually due in advance of the Company's performance obligation. The Company’s deferred revenue is reported on a contract-by-contract basis at the end of each reporting period. The Company classifies deferred revenue as current when the remaining term of the applicable subscription period or expected completion of its performance obligation is one year or less. The current and non-current deferred revenue balances are $165.5 million and $0.4 million, respectively, at December 31, 2021, and $137.7 million and $0.7 million, respectively, at December 31, 2020. During the six months ended June 30, 2022, the Company recognized $125.2 million of revenue that was included in the deferred revenue balance at December 31, 2021. During the six months ended June 30, 2021, the Company recognized $105.3 million of revenue that was included in the deferred revenue balance at December 31, 2020. The current and non-current deferred revenue balances are $170.2 million and $0.4 million, at June 30, 2022, respectively. Non-current deferred revenue is included in "Other long-term liabilities" in the balance sheet.
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

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
Commissions Paid to Third-Party Agent Sales of Magazine Subscriptions
Dotdash Meredith uses third-party agents to obtain certain subscribers. The agents are paid a commission, which can be as much as the subscription price charged to the subscriber. Dotdash Meredith subscriptions do not have substantive termination penalties; therefore, the contract term is determined on an issue-by-issue basis. Accordingly, these costs do not qualify for capitalization because there is no contract with a customer until a copy is served to a customer; therefore these costs are expensed when the publication is sent to the customer. Dotdash Meredith recognizes a liability to the extent the commission is refundable to the third-party agent. Dotdash Meredith expenses additional amounts paid to agents (such as per subscriber bounties) to acquire subscribers as incurred. Expenses related to third-party agent sales of magazine subscriptions are included in "Selling and marketing expense" in the statement of operations.
Commissions Paid to Employees Pursuant to Sales Incentive Programs
The Company has determined that commissions paid to employees pursuant to certain sales incentive programs meet the requirements to be capitalized as the incremental costs to obtain a contract with a customer. When customer renewals are expected and the renewal commission is not commensurate with the initial commission, the average customer life includes renewal periods. Capitalized commissions paid to employees pursuant to these sales incentive programs are amortized over the estimated customer relationship period and are included in "Selling and marketing expense" in the statement of operations. The Company calculates the anticipated customer relationship period as the average customer life, which is based on historical data.
For sales incentive programs where the anticipated customer relationship period is one year or less, the Company has elected the practical expedient to expense the commissions as incurred.
App Store Fees
The Company pays fees to the Apple App Store and the Google Play Store for the distribution of our paid mobile apps. The Company capitalizes and amortizes mobile app store fees related to subscriptions over the term of the applicable subscription. The amortization of mobile app store fees is included in "Cost of revenue" in the statement of operations.
The following table presents the capitalized costs to obtain a contract with a customer at June 30, 2022 and December 31, 2021, respectively:

	June 30, 2022			December 31, 2021
	Sales Commissions	App Store Fees	Total	Sales Commissions	App Store Fees	Total
	(In thousands)
Current	$49,772	$8,382	$58,154	$39,669	$9,023	$48,692
Non-current	5,116	—	5,116	6,086	—	6,086
Total	$54,888	$8,382	$63,270	$45,755	$9,023	$54,778
The current and non-current capitalized costs to obtain a contract with a customer are included in "Other current assets" and "Other non-current assets," respectively, in the balance sheet.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Certain Risks and Concentrations—Services Agreement with Google (the "Services Agreement")
A portion of the Company's revenue (and a substantial portion of IAC's net cash from operating activities attributable to continuing operations that it can freely access) is attributable to the Services Agreement. In addition, the Company earns certain other advertising revenue from Google that is not attributable to the Services Agreement. For the three and six months ended June 30, 2022, total revenue earned from Google was $169.3 million and $362.7 million, respectively, representing 12% and 13%, respectively, of the Company's revenue. For the three and six months ended June 30, 2021, total revenue earned from Google was $169.6 million and $341.4 million, respectively, representing 20% and 21%, respectively, of the Company's revenue. The related accounts receivable totaled $56.4 million and $89.1 million at June 30, 2022 and December 31, 2021, respectively.
The total revenue earned from the Services Agreement for the three and six months ended June 30, 2022 was $122.1 million and $269.3 million, respectively, representing 9% and 10%, respectively, of the Company's total revenue. The total revenue earned from the Services Agreement for the three and six months ended June 30, 2021 was $150.8 million and $303.3 million, respectively, representing 18% and 19%, respectively, of the Company's total revenue.
The revenue attributable to the Services Agreement is earned by Ask Media Group and the Desktop business, both within the Search segment. For the three and six months ended June 30, 2022, revenue earned from the Services Agreement was $97.6 million and $218.1 million, respectively, within Ask Media Group and $24.5 million and $51.2 million, respectively, within the Desktop business. For the three and six months ended June 30, 2021, revenue earned from the Services Agreement was $123.2 million and $244.6 million, respectively, within Ask Media Group and $27.6 million and $58.7 million, respectively, within the Desktop business.
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
Certain industry-wide policy changes became effective on August 27, 2020. These industry-wide changes, combined with increased enforcement of policies under the Services Agreement, have had a negative impact on the results of operations of the B2C business. During the fourth quarter of 2020, Google suspended services with respect to some B2C's products and may do so with respect to other products in the future. As a result, the B2C business elected to modify certain marketing strategies in early January 2021. Subsequently, Google informed us of another policy change in the first quarter of 2021 that became effective on May 10, 2021. We anticipated that this Google policy change would eliminate our ability to successfully introduce and market new B2C products that would be profitable. Therefore, we undertook cost reduction measures and effectively eliminated all marketing of B2C products beginning in March 2021. This elimination of marketing positively impacted profitability starting in the second quarter of 2021 because revenue from B2C products is earned over multiple periods beyond just the period in which the initial marketing is incurred. Following the cessation of the introduction of new products in March 2021, the B2C revenue stream relates solely to the then existing installed base of products. In 2022 and beyond, we expect the revenue and profits of the B2C business to decline significantly.
Recent Accounting Pronouncements
Accounting Pronouncements Not Yet Adopted by IAC
There are no recently issued accounting pronouncements that have not yet been adopted that are expected to have a material effect on the results of operations, financial condition or cash flows of the Company.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
For the three and six months ended June 30, 2022, the Company recorded an income tax benefit of $229.0 million and $299.5 million, respectively, which represents an effective income tax rate of 21% for both periods. For the three months ended June 30, 2022, the effective income tax rate was the same as the statutory rate of 21% due primarily to state taxes offset by the non-deductible portion of the Mosaic Group goodwill impairment charge. For the six months ended June 30, 2022, the effective income tax rate was the same as the statutory rate of 21% due primarily to state taxes, offset by the non-deductible portion of the Mosaic goodwill impairment charge and non-deductible stock-based compensation expense. For the three and six months ended June 30, 2021, the Company recorded an income tax provision of $87.8 million and $141.1 million, which represents an effective income tax rate of 30% and 21%, respectively. For the three months ended June 30, 2021, the effective tax rate was higher than the statutory rate of 21% due primarily to an increase in the valuation allowance on beginning-of-the-year deferred tax assets related to the Spin-off and state taxes, partially offset by excess tax benefits generated by the exercise and vesting of stock-based awards. For the six months ended June 30, 2021, the effective income tax rate was the same as the statutory rate of 21% due to excess tax benefits generated by the exercise and vesting of stock-based awards, offset by an increase in the valuation allowance on beginning-of-the-year deferred tax assets related to the Spin-off and state taxes.
The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in the income tax provision. Accruals for interest and penalties are not material.
On December 19, 2019, IAC/InterActiveCorp ("Old IAC") entered into a transaction agreement with Match Group, Inc. ("Old MTCH"), IAC Holdings, Inc. ("New IAC" or the "Company"), a direct wholly-owned subsidiary of Old IAC, and Valentine Merger Sub LLC, an indirect wholly-owned subsidiary of Old IAC. On June 30, 2020, the businesses of Old MTCH were separated from the remaining businesses of Old IAC through a series of transactions that resulted in the pre-transaction stockholders of Old IAC owning shares in two, separate public companies—(1) Old IAC, which was renamed Match Group, Inc. ("New Match") and which owns the businesses of Old MTCH and certain Old IAC financing subsidiaries, and (2) New IAC, which was renamed IAC/InterActiveCorp, and which owns Old IAC's other businesses—and the pre-transaction stockholders of Old MTCH (other than Old IAC) owning shares in New Match. This transaction is referred to as the "MTCH Separation."

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The Company is routinely under audit by federal, state, local and foreign authorities in the area of income tax as a result of previously filed separate company and consolidated tax returns with Old IAC and for its tax returns filed on a standalone basis following the MTCH Separation. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. The Internal Revenue Service ("IRS") has substantially completed its audit of Old IAC’s federal income tax returns for the years ended December 31, 2013 through 2019, which include the operations of the Company. The statute of limitations for the years 2013 through 2019 has been extended to December 31, 2023. Returns filed in various other jurisdictions are open to examination for tax years beginning with 2014. Income taxes payable include unrecognized tax benefits considered sufficient to pay assessments that may result from the examination of prior year tax returns. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may not accurately anticipate actual outcomes and, therefore, may require periodic adjustment. Although management currently believes changes in unrecognized tax benefits from period to period and differences between amounts paid, if any, upon resolution of issues raised in audits and amounts previously provided will not have a material impact on the liquidity, results of operations, or financial condition of the Company, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future.
At June 30, 2022 and December 31, 2021, unrecognized tax benefits, including interest and penalties, are $17.4 million and $18.0 million, respectively. Unrecognized tax benefits, including interest and penalties, at June 30, 2022 decreased by $0.6 million due primarily to a reduction in foreign reserves, partially offset by research credits. If unrecognized tax benefits at June 30, 2022 are subsequently recognized, $16.3 million, net of related deferred tax assets and interest, would reduce income tax expense. The comparable amount at December 31, 2021 was $16.7 million. The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease by $1.3 million by June 30, 2023 due to expected settlements of which $1.1 million would reduce the income tax provision.
The Company regularly assesses the realizability of deferred tax assets considering all available evidence including, to the extent applicable, the nature, frequency and severity of prior cumulative losses, forecasts of future taxable income, tax filing status, the duration of statutory carryforward periods, available tax planning and historical experience. At June 30, 2022, the Company has a U.S. gross deferred tax asset of $864.9 million that the Company expects to fully utilize on a more likely than not basis. Of this amount, $770.9 million will be utilized upon the future reversal of deferred tax liabilities and the remaining net deferred tax asset of $94.0 million will be utilized based on forecasts of future taxable income. The Company’s most significant net deferred tax asset that could expire relates to U.S. federal net operating loss (“NOL”) carryforwards of $91.2 million. The Company expects to generate sufficient future taxable income of at least $434.1 million prior to the expiration of these NOLs, the majority of which expire between 2029 and 2036, to fully realize this deferred tax asset.
NOTE 3—DISCONTINUED OPERATIONS
On May 25, 2021, IAC completed the Spin-off. Following the Spin-off, Vimeo became an independent, separately traded public company. Therefore, Vimeo is presented as a discontinued operation within IAC's financial statements for all periods prior to May 25, 2021.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The components of the loss from discontinued operations for the three and six months ended June 30, 2021 in the statement of operations consisted of the following:

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
	(In thousands)
Revenue	$56,096	$145,514
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	15,039	39,995
Selling and marketing expense	22,721	54,774
General and administrative expense	9,815	23,343
Product development expense	14,176	35,651
Depreciation	68	182
Amortization of intangibles	1,096	2,983
Total operating costs and expenses	62,915	156,928
Operating loss from discontinued operations	(6,819)	(11,414)
Interest expense	(76)	(140)
Other income, net	87	10,172
Loss from discontinued operations before tax	(6,808)	(1,382)
Income tax expense	(4,979)	(449)
Loss from discontinued operations, net of tax	$(11,787)	$(1,831)
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
The total purchase price was calculated and allocated as follows:

(In thousands)
Common stock of Meredith	$1,931,376
Cash payment used to settle a portion of Meredith debt	625,000
Cash settlement of all outstanding vested equity awards and deferred compensation	130,089
Total purchase price	$2,686,465

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The table below summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

(In thousands)
Cash and cash equivalents	$12,436
Accounts receivable	369,665
Other current assets	91,891
Property and equipment	283,319
Goodwill	1,549,326
Intangible assets	1,110,309
Other non-current assets	677,521
Total assets	4,094,467
Customer deposit liability	(140,690)
Other current liabilities	(444,028)
Deferred income taxes	(237,220)
Other non-current liabilities	(586,064)
Net assets acquired	$2,686,465
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
The preliminary fair values of the identifiable intangible assets acquired at the date of acquisition are as follows:

	(In thousands)	Useful Life (Years)
Indefinite-lived trade names and trademarks	$432,800	Indefinite-lived
Advertiser relationships	334,000	5-7
Licensee relationships	150,000	3-6
Trade name and trademarks	105,000	2-5
Subscriber relationships	88,509	1-2
Total identifiable intangible assets acquired	$1,110,309
The allocation of the purchase price to certain assets acquired and liabilities assumed is provisional and is subject to review and revision during the measurement period, which the Company expects to extend through the fourth quarter of 2022. In addition, the Company is still in the process of identifying acquired assets and assumed liabilities, which may also result in an adjustment of the provisional amounts recorded. The subsequent adjustment of the provisional amounts may be material.
The provisional amounts for assets acquired and liabilities assumed include the fair value of:
1.accounts receivable and other receivables, which has been adjusted for an estimated $10.1 million of gross contractual amounts not expected to be collected, may be subject to adjustment for reassessment of collectability as of the date of acquisition, collections and other adjustments subsequent to the acquisition;
2.prepaid expenses and other current and noncurrent assets, which will be subject to adjustment based upon a review of recoverability and consideration of other factors;
3.inventory;

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
7.indemnification liabilities, which include pre-acquisition income tax and non-income tax liabilities, will be subject to adjustment for:
a.the reconciliation of the income tax return to the income tax provision for Meredith Corporation's fiscal year ended June 30, 2021 and the short period return from July 1, 2021 through the date of acquisition;
b.the assessment of the amounts of liabilities that existed at the date of acquisition based upon ongoing audits;
c.the assessment of applicable tax rates and other factors; and
d.the identification of other liabilities;
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
10.deferred income taxes will be subject to adjustment based upon the completion of the review of the book and tax bases of assets acquired and liabilities assumed, applicable tax rates and the impact of the revisions of estimates for the items described above;
11.goodwill will be subject to adjustment for the impact of the revisions of estimates for the items described above; and
12.the allocation of goodwill to reporting units will be subject to revision based upon the items described above and the finalization of the determination of fair value of the reporting units, which has not yet been completed.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Unaudited pro forma financial information
The unaudited pro forma financial information in the table below presents the results of the Company and Meredith as if the Meredith acquisition had occurred on January 1, 2020. The unaudited pro forma financial information includes adjustments required under the acquisition method of accounting and is presented for informational purposes only and is not necessarily indicative of the results that would have been achieved had this acquisition occurred on January 1, 2020. For the three and six months ended June 30, 2021, pro forma adjustments include an increase in amortization expense of $30.1 million and $53.9 million, respectively, related to intangible asset adjustments in purchase accounting.

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
	(In thousands, except per share data)
Revenue	$1,355,075	$2,609,646
Net earnings from continuing operations	$198,081	$569,817
Basic earnings per share from continuing operations	$2.25	$6.44
Diluted earnings per share from continuing operations	$2.08	$5.99
Net earnings attributable to IAC shareholders	$189,513	$571,432
Basic earnings per share attributable to IAC shareholders	$2.12	$6.42
Diluted earnings per share attributable to IAC shareholders	$1.96	$5.97
NOTE 5—GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets, net are as follows:

	June 30, 2022	December 31, 2021
	(In thousands)
Goodwill	$3,099,075	$3,226,610
Intangible assets with definite lives, net of accumulated amortization	623,970	735,743
Intangible assets with indefinite lives	678,105	679,149
Total goodwill and intangible assets, net	$4,401,150	$4,641,502
The following table presents the balance of goodwill by reportable segment, including the changes in the carrying value of goodwill, for the six months ended June 30, 2022:

	Balance at December 31, 2021	Deductions	Impairment	Foreign Exchange Translation	Balance at June 30, 2022
	(In thousands)
Dotdash Meredith	$1,567,843	$(34,711)	$—	$—	$1,533,132
Angi Inc.	916,375	(816)	—	(5,260)	910,299
Emerging & Other	742,392	—	(86,748)	—	655,644
Total	$3,226,610	$(35,527)	$(86,748)	$(5,260)	$3,099,075
Deductions at Dotdash Meredith are primarily due to adjustments to the fair values of certain assets acquired and liabilities assumed related to the Meredith acquisition, acquired by Dotdash on December 1, 2021, and the sale of a business at Dotdash Meredith. Deductions at Angi are due to working capital adjustments related to the Total Home Roofing (“Angi Roofing”) acquisition, acquired on July 1, 2021.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
In the quarter ended June 30, 2022, the Company reassessed the fair value of the Mosaic Group reporting unit (included in the Emerging & Other segment) and recorded an impairment of $86.7 million as a result of the projected reduction in future revenue and profits from the business and lower trading multiples of a selected peer group of companies. The fair value of the Mosaic Group reporting unit was determined using both an income approach based on discounted cash flows ("DCF") and a market approach. Determining fair value using a DCF analysis requires the exercise of significant judgment with respect to several items, including the amount and timing of expected future cash flows and appropriate discount rates. The expected cash flows used in the DCF analyses were based on the most recent forecast for Mosaic Group. For years beyond the forecast period, the Mosaic Group estimates was based, in part, on forecasted growth rates. The discount rate used in the DCF analyses was 16.0%, and was intended to reflect the risks inherent in the expected future cash flows of the Mosaic Group reporting unit. Determining fair value using a market approach considers multiples of financial metrics based on both acquisitions and trading multiples of a selected peer group of companies. From the comparable companies, a representative market multiple is determined, which is applied to financial metrics to estimate the fair value of the Mosaic Group reporting unit. To determine a peer group of companies for the Mosaic Group reporting unit, the Company considered companies relevant in terms of consumer use, monetization model, margin and growth characteristics, and brand strength operating in their respective markets. At June 30, 2022, Mosaic Group has goodwill of $156.3 million and the carrying value of this reporting unit approximates its fair value. Any subsequent declines in the fair value of Mosaic Group will result in additional goodwill impairment charges to the extent the carrying value exceeds the fair value. There are no other IAC reporting units where the aggregate carrying value of goodwill for which the most recent estimate of the excess of fair value over carrying value is less than 20%.
The following table presents the balance of goodwill by reportable segment, including the changes in the carrying value of goodwill, for the year ended December 31, 2021:

	Balance at December 31, 2020	Additions	Deductions	Foreign Exchange Translation	Balance at December 31, 2021
	(In thousands)
Dotdash Meredith	$—	$1,567,843	$—	$—	$1,567,843
Angi Inc.	892,133	26,822	—	(2,580)	916,375
Emerging & Other	767,969	—	(25,376)	(201)	742,392
Total	$1,660,102	$1,594,665	$(25,376)	$(2,781)	$3,226,610
Additions relate to the acquisitions of Meredith at Dotdash Meredith and Angi Roofing at Angi. Deductions are primarily related to the allocation of acquired attributes related to the acquisition of Care.com (included in the Emerging & Other segment).
The June 30, 2022 and December 31, 2021 goodwill balances reflect accumulated impairment losses of $981.3 million and $198.3 million at Search and Dotdash Meredith, respectively. The June 30, 2022 goodwill balance also reflects an impairment loss of $86.7 million related to the impairment at Mosaic Group reporting unit (included in the Emerging & Other segment). As a result of impairments recorded in 2020, the Search reportable segment has no goodwill.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
At June 30, 2022 and December 31, 2021, intangible assets with definite lives are as follows:

	June 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-Average Useful Life (Years)
	(In thousands)
Advertiser relationships	$334,000	$(44,705)	$289,295	5.2
Licensee relationships	150,000	(20,459)	129,541	4.9
Trade names	145,503	(34,069)	111,434	5.1
Technology	132,493	(116,374)	16,119	4.3
Service professional relationships	97,720	(97,211)	509	3.0
Subscriber relationships	73,700	(27,726)	45,974	2.0
Customer lists and user base	68,561	(37,463)	31,098	6.4
Other	10,439	(10,439)	—	3.4
Total	$1,012,416	$(388,446)	$623,970	4.6

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-Average Useful Life (Years)
	(In thousands)
Advertiser relationships	$334,000	$(6,386)	$327,614	5.2
Licensee relationships	150,000	(2,923)	147,077	4.9
Trade names	145,598	(18,224)	127,374	5.1
Technology	133,318	(106,415)	26,903	4.2
Service professional relationships	98,789	(97,877)	912	3.0
Subscriber relationships	73,700	(3,961)	69,739	2.0
Customer lists and user base	68,730	(32,606)	36,124	6.4
Other	10,439	(10,439)	—	3.4
Total	$1,014,574	$(278,831)	$735,743	4.6
At June 30, 2022, amortization of intangible assets with definite lives is estimated to be as follows:

(In thousands)
Remainder of 2022	$104,927
2023	176,215
2024	129,738
2025	98,864
2026	81,736
Thereafter	32,490
Total	$623,970

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 6—FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
Marketable Securities
At June 30, 2022 and December 31, 2021, the fair value of marketable securities are as follows:

	June 30, 2022	December 31, 2021
	(In thousands)
Marketable equity securities	$30,315	$19,788
Total marketable securities	$30,315	$19,788
The Company has two investments in marketable equity securities, other than the investment in MGM, at June 30, 2022, which are both carried at fair value following the investees' initial public offerings, which took place in the third quarter of 2021 and the first quarter of 2022, respectively. Prior to the respective initial public offerings, these investments were accounted for as equity securities without readily determinable fair values. The Company recorded a net unrealized pre-tax loss of $28.7 million and a net unrealized pre-tax gain of $5.7 million during the three and six months ended June 30, 2022 for these investments, respectively. For the three and six months ended June 30, 2021, the Company recorded an unrealized pre-tax gain of $10.7 million related to a marketable equity security that was sold in the third quarter of 2021. The net unrealized pre-tax loss and gain related to these investments is included in "Other (expense) income, net" in the statement of operations.
Investment in MGM Resorts International

	June 30, 2022	December 31, 2021
	(In thousands)
Investment in MGM Resorts International ("MGM")	$1,839,306	$2,649,442
On February 16, 2022, the Company purchased an additional 4.5 million shares of MGM for $202.5 million. Following this purchase, the Company owns approximately 63.5 million shares, representing a 16.2% ownership interest in MGM as of August 1, 2022. The fair value of the investment in MGM is remeasured each reporting period based upon MGM's closing stock price on the New York Stock Exchange on the last trading day in the reporting period and any unrealized gains or losses are included in the statement of operations. For the three and six months ended June 30, 2022, the Company recorded unrealized pre-tax losses on its investment in MGM of $825.3 million and $1.0 billion, respectively. For the three and six months ended June 30, 2021, the Company recorded unrealized pre-tax gains on its investment in MGM of $275.1 million and $657.6 million, respectively. The cumulative unrealized net pre-tax gain through June 30, 2022 is $617.2 million.
Long-term Investments
Long-term investments consist of:

	June 30, 2022	December 31, 2021
	(In thousands)
Equity securities without readily determinable fair values	$297,352	$324,649
Equity method investment	4,021	3,189
Total long-term investments	$301,373	$327,838

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Equity Securities without Readily Determinable Fair Values
The following table presents a summary of unrealized pre-tax losses and gains recorded in "Other (expense) income, net" in the statement of operations as adjustments to the carrying value of equity securities without readily determinable fair values held at June 30, 2022 and 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Upward adjustments (gross unrealized pre-tax gains)	$—	$—	$—	$1,376
Downward adjustments including impairments (gross unrealized losses)	(22,376)	—	(22,376)	—
Total	$(22,376)	$—	$(22,376)	$1,376
The cumulative upward and downward adjustments (including impairments) to the carrying value of equity securities without readily determinable fair values held at June 30, 2022 were $28.7 million and $61.0 million, respectively.
Realized and unrealized pre-tax losses and gains for the Company's investments without readily determinable fair values for the three and six months ended June 30, 2022 and 2021 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Realized pre-tax (losses) gains, net, for equity securities	$(6)	$—	$462	$81
Unrealized pre-tax (losses) gains, net, on equity securities held	(22,376)	—	(22,376)	1,376
Total pre-tax (losses) gains, net recognized	$(22,382)	$—	$(21,914)	$1,457
All pre-tax losses and gains on equity securities without readily determinable fair values, realized and unrealized, are recognized in "Other (expense) income, net" in the statement of operations.
Equity Method Investment
The Company owns common shares of Turo Inc. ("Turo"), a peer-to-peer car sharing marketplace. This investment is accounted for under the equity method of accounting given the Company's ownership interest at June 30, 2022 of approximately 26.8% on a fully diluted basis in the form of preferred shares, which are not common stock equivalents. The Company accounts for the equity losses for this investment on a one quarter lag. These equity losses were immaterial.
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

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
•Level 3: Unobservable inputs for which there is little or no market data and require the Company to develop its own assumptions, based on the best information available in the circumstances, about the assumptions market participants would use in pricing the assets or liabilities.
The following tables present the Company's financial instruments that are measured at fair value on a recurring basis:

	June 30, 2022
	Quoted Market Prices for Identical Assets in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$1,262,284	$—	$—	$1,262,284
Time deposits	—	11,080	—	11,080
Marketable equity securities	30,315	—	—	30,315
Investment in MGM	1,839,306	—	—	1,839,306
Other non-current assets:
Warrant	—	—	122,145	122,145
Total	$3,131,905	$11,080	$122,145	$3,265,130

	December 31, 2021
	Quoted Market Prices for Identical Assets in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$1,660,921	$—	$—	$1,660,921
Time deposits	—	6,057	—	6,057
Marketable equity security	19,788	—	—	19,788
Investment in MGM	2,649,442	—	—	2,649,442
Other non-current assets:
Warrant	—	—	109,294	109,294
Total	$4,330,151	$6,057	$109,294	$4,445,502

Liabilities:
Contingent consideration arrangements			$(612)	$(612)

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following tables present the changes in the Company's financial instruments that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended June 30,
	2022	2021
	Warrant	Warrant
	(In thousands)
Balance at April 1	$117,279	$18,051
Total net gains:
Fair value adjustments included in earnings	4,866	42,481
Balance at June 30	$122,145	$60,532

	Six Months Ended June 30,
	2022		2021
	Warrant	Contingent Consideration Arrangements	Warrant
	(In thousands)
Balance at January 1	$109,294	$(612)	$5,276
Total net gains:
Fair value adjustments included in earnings	12,851	612	55,256
Balance at June 30	$122,145	$—	$60,532
Warrant
As part of the Company's investment in Turo preferred shares, the Company received a warrant that is recorded at fair value each reporting period with any change included in "Other (expense) income, net" in the statement of operations. The warrant is measured using significant unobservable inputs and is classified in the fair value hierarchy table as Level 3. The warrant is included in "Other non-current assets" in the balance sheet.
Contingent Consideration Arrangements
At June 30, 2022, the Company has two outstanding contingent consideration arrangements related to business combinations. The maximum contingent payments related to these arrangements is $7.0 million, however, as of June 30, 2022 the Company does not expect to make any further payments on these arrangements.
Assets measured at fair value on a nonrecurring basis
The Company's non-financial assets, such as goodwill, intangible assets, ROU assets and buildings, capitalized software, leasehold improvements and equipment, are adjusted to fair value only when an impairment is recognized. The Company's financial assets, comprising equity securities without readily determinable fair values, are adjusted to fair value when observable price changes are identified or an impairment is recognized. Such fair value measurements are based predominantly on Level 3 inputs. See "Note 5—Goodwill And Intangible Assets" for a detailed description of the Mosaic Group goodwill impairment recorded in the second quarter of 2022.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Financial instruments measured at fair value only for disclosure purposes
The following table presents the carrying value and the fair value of financial instruments measured at fair value only for disclosure purposes:

	June 30, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Current portion of long-term debt	$(30,000)	$(28,050)	$(30,000)	$(29,550)
Long-term debt, net(a)	$(2,033,038)	$(1,845,303)	$(2,046,237)	$(2,061,450)
_____________________
(a)    At June 30, 2022 and December 31, 2021, the carrying value of long-term debt, net includes unamortized original issue discount and debt issuance costs of $22.0 million and $23.8 million, respectively.
At June 30, 2022 and December 31, 2021, the fair value of long-term debt, including the current portion, is estimated using observable market prices or indices for similar liabilities, which are Level 2 inputs.
NOTE 7—LONG-TERM DEBT
Long-term debt consists of:

	June 30, 2022	December 31, 2021
	(In thousands)
Dotdash Meredith Debt
Dotdash Meredith Term Loan A ("Dotdash Meredith Term Loan A") due December 1, 2026	$341,250	$350,000
Dotdash Meredith Term Loan B ("Dotdash Meredith Term Loan B") due December 1, 2028	1,243,750	1,250,000
Total Dotdash Meredith long-term debt	1,585,000	1,600,000
Less: current portion of Dotdash Meredith long-term debt	30,000	30,000
Less: original issue discount	5,733	6,176
Less: unamortized debt issuance costs	11,142	12,139
Total Dotdash Meredith long-term debt, net	1,538,125	1,551,685

ANGI Group Debt
3.875% ANGI Group Senior Notes due August 15, 2028 ("ANGI Group Senior Notes"); interest payable each February 15 and August 15, which commenced February 15, 2021	500,000	500,000
Less: unamortized debt issuance costs	5,087	5,448
Total ANGI Group long-term debt, net	494,913	494,552

Total long-term debt, net	$2,033,038	$2,046,237

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Dotdash Meredith Term Loans and Dotdash Meredith Revolving Facility
On December 1, 2021, Dotdash Meredith entered into a credit agreement ("Dotdash Meredith Credit Agreement"), which provides for (i) the five-year $350 million Dotdash Meredith Term Loan A, (ii) the seven-year $1.25 billion Dotdash Meredith Term Loan B (and together with Dotdash Meredith Term Loan A, the "Dotdash Meredith Term Loans") and (iii) a five-year $150 million revolving credit facility ("Dotdash Meredith Revolving Facility"). The proceeds of the Dotdash Meredith Term Loans were used to fund a portion of the purchase price for the acquisition of Meredith and pay related fees and expenses. The Dotdash Meredith Term Loan A bears interest at an adjusted term secured overnight financing rate ("Adjusted Term SOFR") as defined in the Dotdash Meredith Credit Agreement plus an applicable margin depending on Dotdash Meredith's most recently reported consolidated net leverage ratio, as defined in the Dotdash Meredith Credit Agreement. At June 30, 2022 and December 31, 2021, the Dotdash Meredith Term Loan A bore interest at Adjusted Term SOFR plus 2.00%, or approximately 3.15% and 2.15%, respectively, and the Dotdash Meredith Term Loan B bore interest at Adjusted Term SOFR, subject to a minimum of 0.50%, plus 4.00%, or approximately 5.15% and 4.50%, respectively. Interest payments are due at least quarterly through the terms of the Dotdash Meredith Term Loans.
The outstanding balances of the Dotdash Meredith Term Loan A and Dotdash Meredith Term Loan B were $341.3 million and $1.24 billion at June 30, 2022, respectively, and $350.0 million and $1.25 billion at December 31, 2021, respectively. The Dotdash Meredith Term Loan A requires quarterly principal payments of approximately $4.4 million through December 31, 2024, $8.8 million through December 31, 2025 and approximately $13.1 million thereafter through maturity. The Dotdash Meredith Term Loan B requires quarterly payments of $3.1 million through maturity. Commencing with the delivery of financial statements for the period ending December 31, 2022, pursuant to the Dotdash Meredith Credit Agreement, the Dotdash Meredith Term Loan B may require additional annual principal payments as part of an excess cash flow sweep provision, the amount of which, in part, is governed by Dotdash Meredith's net leverage ratio.
There were no outstanding borrowings under the Dotdash Meredith Revolving Facility at June 30, 2022 and December 31, 2021. The annual commitment fee on undrawn funds is based on the consolidated net leverage ratio, as defined in the Dotdash Meredith Credit Agreement, most recently reported and was 35 basis points at both June 30, 2022 and December 31, 2021. Any borrowings under the Dotdash Meredith Revolving Facility would bear interest, at Dotdash Meredith's option, at either a base rate or term benchmark rate, plus an applicable margin, which is based on Dotdash Meredith's net leverage ratio.
As of the last day of any calendar quarter, if either (i) $1.00 or more of loans under the Dotdash Meredith Revolving Facility or Dotdash Meredith Term Loan A are outstanding, or (ii) the outstanding face amount of undrawn letters of credit, other than cash collateralized letters of credit at 102% of face value, exceeds $25 million, subject to certain increases for qualifying material acquisitions, then Dotdash Meredith will not permit the consolidated net leverage ratio as of the last day of such quarter to exceed 5.5 to 1.0. The Dotdash Meredith Credit Agreement also contains covenants that would limit Dotdash Meredith’s ability to pay dividends, incur incremental secured indebtedness, or make distributions or certain investments in the event a default has occurred or if Dotdash Meredith’s consolidated net leverage ratio exceeds 4.0 to 1.0. There were no such limitations at June 30, 2022.
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
The indenture governing the ANGI Group Senior Notes contains a covenant that would limit ANGI Group’s ability to incur liens for borrowed money in the event a default has occurred or ANGI Group’s secured leverage ratio exceeds 3.75 to 1.0, provided that ANGI Group is permitted to incur such liens under certain permitted credit facilities indebtedness notwithstanding the ratio, all as defined in the indenture. At June 30, 2022 there were no limitations pursuant thereto.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The $250 million ANGI Group Revolving Facility, which otherwise would have expired on November 5, 2023, was terminated effective August 3, 2021. No amounts were ever drawn under the ANGI Group Revolving Facility prior to its termination.
During the six months ended June 30, 2021, ANGI Group prepaid the remaining balance of $220.0 million of the ANGI Group Term Loan principal, which otherwise would have matured on November 5, 2023.
NOTE 8—ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
The following tables present the components of accumulated other comprehensive (loss) income and items reclassified out of accumulated other comprehensive (loss) income into earnings:

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021
	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income
	(In thousands)
Balance at April 1	$765	$765	$4,149	$4,149
Other comprehensive (loss) income before reclassifications	(13,616)	(13,616)	1,543	1,543
Amounts reclassified to earnings	—	—	—	—
Net current period other comprehensive (loss) income	(13,616)	(13,616)	1,543	1,543
Accumulated other comprehensive income allocated to noncontrolling interests during the period	(1)	(1)	(6)	(6)
Balance as of June 30	$(12,852)	$(12,852)	$5,686	$5,686

	Six Months Ended June 30, 2022		Six Months Ended June 30, 2021
	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) On Available-For-Sale Marketable Debt Securities	Accumulated Other Comprehensive (Loss) Income
	(In thousands)
Balance at January 1	$4,397	$4,397	$(6,172)	$2	$(6,170)
Other comprehensive (loss) income before reclassifications	(17,250)	(17,250)	1,837	(2)	1,835
Amounts reclassified to earnings	—	—	10,032	—	10,032
Net current period other comprehensive (loss) income	(17,250)	(17,250)	11,869	(2)	11,867
Accumulated other comprehensive loss (income) allocated to noncontrolling interests during the period	1	1	(11)	—	(11)
Balance as of June 30	$(12,852)	$(12,852)	$5,686	$—	$5,686
The amounts reclassified out of foreign currency translation adjustment into earnings for the six months ended June 30, 2021 related to the substantial liquidation of certain international subsidiaries.
At both June 30, 2022 and 2021, there was no income tax benefit or provision on the accumulated other comprehensive (loss) income.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 9—(LOSS) EARNINGS PER SHARE
The Company treats its common stock and Class B common stock as one class of stock for net (loss) earnings per share ("EPS") purposes as both classes of stock participate in earnings, dividends and other distributions on the same basis. The restricted stock award ("the CEO award") granted to our Chief Executive Officer ("CEO") on November 5, 2020 is a participating security and the Company calculates basic EPS using the two-class method since those restricted shares are unvested and have a non-forfeitable dividend right in the event the Company declares a cash dividend on common shares and participate in all other distributions of the Company in the same manner as all other IAC common shares. Diluted EPS is calculated, on the most dilutive basis, which excludes awards that would be anti-dilutive, including the CEO award.
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

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The numerator and denominator of basic and diluted EPS computations for the Company’s common stock and Class B common stock are calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands, except per share data)
Basic EPS:
Numerator:
Net (loss) earnings from continuing operations	$(875,399)	$203,325	$(1,116,292)	$522,270
Net loss attributable to noncontrolling interests of continuing operations	6,269	2,596	11,364	3,632
Net earnings attributed to unvested participating security	—	(6,929)	—	(17,721)
Net (loss) earnings from continuing operations attributable to IAC Common Stock and Class B common stock shareholders	$(869,130)	$198,992	$(1,104,928)	$508,181

Net loss from discontinued operations, net of tax	$—	$(11,787)	$—	$(1,831)
Net loss (earnings) attributable to noncontrolling interests of discontinued operations	—	623	—	(186)
Net loss attributed to unvested participating security	—	376	—	68
Net loss from discontinued operations attributable to IAC Common Stock and Class B common stock shareholders	$—	$(10,788)	$—	$(1,949)

Net (loss) earnings attributable to IAC Common Stock and Class B common stock shareholders	$(869,130)	$188,204	$(1,104,928)	$506,232

Denominator:
Weighted average basic IAC Common Stock and Class B common stock shares outstanding(a)	86,748	86,157	86,766	86,029

(Loss) earnings per share:
(Loss) earnings per share from continuing operations attributable to IAC Common Stock and Class B common stock shareholders	$(10.02)	$2.31	$(12.73)	$5.91
Loss per share from discontinued operations, net of tax, attributable to IAC Common Stock and Class B common stock shareholders	$—	$(0.13)	$—	$(0.02)
(Loss) earnings per share attributable to IAC Common Stock and Class B common stock shareholders	$(10.02)	$2.18	$(12.73)	$5.88

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands, except per share data)
Diluted EPS:
Numerator:
Net (loss) earnings from continuing operations	$(875,399)	$203,325	$(1,116,292)	$522,270
Net loss attributable to noncontrolling interests of continuing operations	6,269	2,596	11,364	3,632
Net earnings attributed to unvested participating security	—	(6,416)	—	(16,482)
Impact from public subsidiaries' dilutive securities(b)	—	172	—	155
Net (loss) earnings from continuing operations attributable to IAC Common Stock and Class B common stock shareholders	$(869,130)	$199,677	$(1,104,928)	$509,575

Net loss from discontinued operations, net of tax	$—	$(11,787)	$—	$(1,831)
Net loss (earnings) attributable to noncontrolling interests of discontinued operations	—	623	—	(186)
Net loss attributed to unvested participating security	—	348	—	63
Net loss from discontinued operations attributable to IAC Common Stock and Class B common stock shareholders	$—	$(10,816)	$—	$(1,954)

Net (loss) earnings attributable to IAC Common Stock and Class B common stock shareholders	$(869,130)	$188,861	$(1,104,928)	$507,621

Denominator:
Weighted average basic IAC Common Stock and Class B common stock shares outstanding(a)	86,748	86,157	86,766	86,029
Dilutive securities(b)(c)(d)	—	7,210	—	6,724
Denominator for earnings per share—weighted average shares(b)(c)(d)	86,748	93,367	86,766	92,753

(Loss) earnings per share:
(Loss) earnings per share from continuing operations attributable to IAC Common Stock and Class B common stock shareholders	$(10.02)	$2.14	$(12.73)	$5.49
Loss per share from discontinued operations, net of tax, attributable to IAC Common Stock and Class B common stock shareholders	$—	$(0.12)	$—	$(0.02)
(Loss) earnings per share attributable to IAC Common Stock and Class B common stock shareholders	$(10.02)	$2.02	$(12.73)	$5.47
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
(b)    IAC has the option to settle certain Angi Inc. stock-based awards in its shares. For the three and six months ended June 30, 2022, the Company had a loss from continuing operations and as a result these awards were excluded from computing dilutive earnings per share because the impact would have been anti-dilutive. For the three and six months ended June 30, 2021 it was more dilutive for IAC to settle these Angi Inc. equity awards. The impact on net earnings relates to the settlement of Angi Inc.'s dilutive securities in IAC common shares.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(c)    For the three and six months ended June 30, 2022, the Company had a loss from continuing operations and, as a result, approximately 8.1 million potentially dilutive securities were excluded from computing diluted EPS because the impact would have been anti-dilutive. Accordingly, the weighted average basic shares outstanding were used to compute the EPS amounts for the three and six months ended June 30, 2022.
(d)    If the effect is dilutive, weighted average common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and subsidiary denominated equity and vesting of restricted common stock, restricted stock units ("RSUs") and market-based awards ("MSUs"). For both the three and six months ended June 30, 2021, 3.0 million potentially dilutive securities related to the CEO award were excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive.
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
The following table presents revenue by reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Revenue
Dotdash Meredith
Digital	$234,510	$73,333	$450,675	$138,754
Print	260,307	—	550,285	—
Intersegment eliminations(a)	(5,293)	—	(10,965)	—
Total Dotdash Meredith	489,524	73,333	989,995	138,754
Angi Inc.	515,782	420,988	951,941	808,017
Search	198,183	183,607	421,568	364,641
Emerging & Other	161,089	151,656	328,083	304,812
Intersegment eliminations	(1,997)	(37)	(3,661)	(107)
Total	$1,362,581	$829,547	$2,687,926	$1,616,117
The following table presents the revenue of the Company's segments disaggregated by type of service:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Dotdash Meredith
Digital:
Display advertising revenue	$157,551	$44,932	$294,641	$82,103
Performance marketing revenue	47,933	27,958	98,038	55,551
Licensing and other revenue	29,026	443	57,996	1,100
Total digital revenue	234,510	73,333	450,675	138,754
Print:
Subscription revenue	109,296	—	241,903	—
Advertising revenue	71,266	—	143,953	—
Project and other revenue	42,254	—	75,279	—
Newsstand revenue	35,596	—	66,835	—
Performance marketing revenue	1,895	—	22,315	—

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Total print revenue	260,307	—	550,285	—
Intersegment eliminations(a)	(5,293)	—	(10,965)	—
Total Dotdash Meredith revenue	$489,524	$73,333	$989,995	$138,754

(a) Includes inter-segment eliminations related to digital performance marketing revenue of $5.2 million and $10.8 million for the three and six months ended June 30, 2022.

Angi Inc.
North America
Angi Ads and Leads:
Consumer connection revenue(b)	$259,037	$240,016	$471,833	$461,446
Advertising revenue(c)	65,085	62,608	128,861	123,355
Membership subscription revenue(d)	15,554	17,065	31,791	33,947
Other revenue	5,243	7,431	10,469	14,709
Total Angi Ads and Leads revenue	344,919	327,120	642,954	633,457
Angi Services revenue(e)	150,895	72,825	264,032	127,529
Total North America revenue	495,814	399,945	906,986	760,986
Europe
Consumer connection revenue(f)	16,941	17,345	38,744	39,696
Service professional membership subscription revenue	2,738	3,331	5,628	6,659
Advertising and other revenue	289	367	583	676
Total Europe revenue	19,968	21,043	44,955	47,031
Total Angi Inc. revenue	$515,782	$420,988	$951,941	$808,017

(b) Includes fees paid by service professionals for consumer matches through Angi Ads and Leads platforms.
(c) Includes revenue from service professionals under contract for advertising.
(d) Includes membership subscription revenue from service professionals and consumers.
(e) Includes revenue from pre-priced offerings and revenue from Angi Roofing.
(f) Includes fees paid by service professionals for consumer matches.

Search
Advertising revenue
Google advertising revenue:	$124,846	$153,517	$274,498	$308,935
Non-Google advertising revenue	72,088	26,200	144,077	47,734
Total advertising revenue	196,934	179,717	418,575	356,669
Other revenue	1,249	3,890	2,993	7,972
Total Search revenue	$198,183	$183,607	$421,568	$364,641

Emerging & Other
Subscription revenue	$92,770	$88,664	$187,317	$172,230
Marketplace revenue	62,590	53,888	128,671	110,159
Media production and distribution revenue	58	2,624	604	10,412
Advertising revenue:
Non-Google advertising revenue	3,940	3,919	7,663	7,312
Google advertising revenue	516	550	1,124	1,121
Total advertising revenue	4,456	4,469	8,787	8,433
Service and other revenue	1,215	2,011	2,704	3,578

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Total Emerging & Other revenue	$161,089	$151,656	$328,083	$304,812
Revenue by geography is based on where the customer is located. Geographic information about revenue and long-lived assets is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Revenue:
United States	$1,270,088	$704,218	$2,474,436	$1,359,253
All other countries	92,493	125,329	213,490	256,864
Total	$1,362,581	$829,547	$2,687,926	$1,616,117

	June 30, 2022	December 31, 2021
	(In thousands)
Long-lived assets (excluding goodwill, intangible assets, and ROU assets):
United States	$578,693	$562,628
All other countries	7,663	7,897
Total	$586,356	$570,525
The following tables present operating income (loss) and Adjusted EBITDA by reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Operating income (loss):
Dotdash Meredith
Digital	$10,865	$19,174	$8,921	$37,301
Print	(19,895)	—	(58,166)	—
Other(g)	(18,477)	—	(34,507)	—
Total Dotdash Meredith(h)	(27,507)	19,174	(83,752)	37,301
Angi Inc.	(20,886)	(32,731)	(54,843)	(32,622)
Search	26,297	25,662	51,376	44,048
Emerging & Other	(107,781)	(2,701)	(112,825)	(1,707)
Corporate	(36,263)	(37,824)	(74,910)	(82,670)
Total	$(166,140)	$(28,420)	$(274,954)	$(35,650)
_____________________
(g)    Other comprises unallocated corporate expenses, which are corporate overhead expenses not attributable to the Digital or Print segments.
(h)    Dotdash Meredith includes restructuring charges of $13.7 million and $36.1 million and transaction-related expenses of $1.2 million and $5.2 million related to the acquisition of Meredith for the three and six months ended June 30, 2022, respectively. See "Note 15—Dotdash Meredith Restructuring Charges, Transaction-Related Expenses and Change-in-Control Payments" for additional information.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Adjusted EBITDA(h)(i):
Dotdash Meredith
Digital	$51,316	$20,549	$86,116	$40,471
Print	$6,265	$—	$(4,215)	$—
Other(g)	$(18,414)	$—	$(34,200)	$—
Angi Inc.	$9,689	$(4,442)	$6,520	$18,744
Search	$26,317	$25,670	$51,417	$44,056
Emerging & Other	$(17,060)	$6,891	$(16,144)	$18,855
Corporate	$(20,716)	$(22,289)	$(44,410)	$(48,637)
_____________________
(i)    The Company's primary financial measure is Adjusted EBITDA, which is defined as operating income excluding: (1) stock-based compensation expense; (2) depreciation; and (3) acquisition-related items consisting of (i) amortization of intangible assets and impairments of goodwill and intangible assets, if applicable, and (ii) gains and losses recognized on changes in the fair value of contingent consideration arrangements.
The following tables reconcile operating income (loss) for the Company's reportable segments and net (loss) earnings attributable to IAC shareholders to Adjusted EBITDA:

	Three Months Ended June 30, 2022
	Operating Income (Loss)(h)	Stock-based Compensation Expense	Depreciation	Amortization of Intangibles	Goodwill Impairment	Adjusted EBITDA(h)
	(In thousands)
Dotdash Meredith
Digital	$10,865	$5,110	$8,203	$27,138	$—	$51,316
Print	(19,895)	$—	$4,632	$21,528	$—	$6,265
Other(g)	(18,477)	$—	$63	$—	$—	$(18,414)
Angi Inc.	(20,886)	$13,417	$13,354	$3,804	$—	$9,689
Search	26,297	$—	$20	$—	$—	$26,317
Emerging & Other	(107,781)	$83	$279	$3,611	$86,748	$(17,060)
Corporate(j)	(36,263)	$13,046	$2,501	$—	$—	$(20,716)
Total	(166,140)
Interest expense	(23,517)
Unrealized loss on investment in MGM Resorts International	(825,305)
Other expense, net	(89,425)
Loss before income taxes	(1,104,387)
Income tax benefit	228,988
Net loss	(875,399)
Net loss attributable to noncontrolling interests	6,269
Net loss attributable to IAC shareholders	$(869,130)

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended June 30, 2021
	Operating Income (Loss)	Stock-based Compensation Expense	Depreciation	Amortization of Intangibles	Adjusted EBITDA
	(In thousands)
Dotdash Meredith	$19,174	$—	$630	$745	$20,549
Angi Inc.	(32,731)	$9,543	$15,058	$3,688	$(4,442)
Search	25,662	$—	$8	$—	$25,670
Emerging & Other	(2,701)	$25	$364	$9,203	$6,891
Corporate(j)	(37,824)	$14,483	$1,052	$—	$(22,289)
Total	(28,420)
Interest expense	(5,814)
Unrealized gain on investment in MGM Resorts International	275,098
Other income, net	50,286
Earnings from continued operations before income taxes	291,150
Income tax provision	(87,825)
Net earnings from continuing operations	203,325
Loss from discontinued operations, net of tax	(11,787)
Net earnings	191,538
Net loss attributable to noncontrolling interests	3,219
Net earnings attributable to IAC shareholders	$194,757

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Six Months Ended June 30, 2022
	Operating Income (Loss)(h)	Stock-based Compensation Expense	Depreciation	Amortization of Intangibles	Acquisition-related Contingent Consideration Fair Value Adjustments	Goodwill Impairment	Adjusted EBITDA(h)
	(In thousands)
Dotdash Meredith
Digital	$8,921	$9,382	$15,692	$52,733	$(612)	$—	$86,116
Print	(58,166)	$—	$10,164	$43,787	$—	$—	$(4,215)
Other(g)	(34,507)	$—	$307	$—	$—	$—	$(34,200)
Angi Inc.	(54,843)	$26,402	$27,353	$7,608	$—	$—	$6,520
Search	51,376	$—	$41	$—	$—	$—	$51,417
Emerging & Other	(112,825)	$108	$682	$9,143	$—	$86,748	$(16,144)
Corporate(j)	(74,910)	$25,451	$5,049	$—	$—	$—	$(44,410)
Total	(274,954)
Interest expense	(45,429)
Unrealized loss on investment in MGM Resorts International	(1,012,635)
Other expense, net	(82,726)
Loss before income taxes	(1,415,744)
Income tax benefit	299,452
Net loss	(1,116,292)
Net loss attributable to noncontrolling interests	11,364
Net loss attributable to IAC shareholders	$(1,104,928)

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Six Months Ended June 30, 2021
	Operating Income (Loss)	Stock-based Compensation Expense	Depreciation	Amortization of Intangibles	Adjusted EBITDA
	(In thousands)
Dotdash Meredith	$37,301	$—	$1,179	$1,991	$40,471
Angi Inc.	(32,622)	$11,577	$31,027	$8,762	$18,744
Search	44,048	$—	$8	$—	$44,056
Emerging & Other	(1,707)	$50	$790	$19,722	$18,855
Corporate(j)	(82,670)	$30,739	$3,294	$—	$(48,637)
Total	(35,650)
Interest expense	(12,431)
Unrealized gain on investment in MGM Resorts International	657,638
Other income, net	53,849
Earnings from continuing operations before income taxes	663,406
Income tax provision	(141,136)
Net earnings from continuing operations	522,270
Loss from discontinued operations, net of tax	(1,831)
Net earnings	520,439
Net loss attributable to noncontrolling interests	3,446
Net earnings attributable to IAC shareholders	$523,885
_____________________
(j)     Includes stock-based compensation expense for awards denominated in the shares of certain subsidiaries of the Company.
NOTE 11—FINANCIAL STATEMENT DETAILS
Cash and Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the balance sheet to the total amounts shown in the statement of cash flows:

	June 30, 2022	December 31, 2021	June 30, 2021	December 31, 2020
	(In thousands)
Cash and cash equivalents	$1,796,202	$2,118,730	$3,476,071	$3,366,176
Restricted cash included in other current assets	16,882	1,941	13,839	448
Restricted cash included in other non-current assets	7,617	1,193	730	449
Cash, cash equivalents, and restricted cash included in current assets of discontinued operations	—	—	—	110,037
Total cash and cash equivalents and restricted cash as shown on the statement of cash flows	$1,820,701	$2,121,864	$3,490,640	$3,477,110
Restricted cash included in "Other current assets" in the balance sheet at June 30, 2022 and June 30, 2021 primarily consists of cash received from customers at Care.com’s payment solutions business, representing funds collected for payroll and related taxes, which were not remitted as of the period end.
Restricted cash included in "Other current assets" in the balance sheet at December 31, 2021, primarily consists of cash held in escrow related to the IPC Pension Scheme the Company assumed in connection with the acquisition of Meredith.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Restricted cash included in "Other current assets" in the balance sheet at December 31, 2020 primarily consists of funds collected from service providers for payments in dispute, which are not settled as of the period end, and cash reserved to fund insurance claims at Angi Inc.
Restricted cash included in "Other non-current assets" in the balance sheet at June 30, 2022 and December 31, 2021 consisted of deposits related to leases and an endorsement guarantee related to insurance at Angi Roofing. Restricted cash included in "Other non-current assets" in the balance sheet at June 30, 2022 also included cash held in escrow related to the IPC Pension Scheme the Company assumed in connection with the acquisition of Meredith. Restricted cash included in "Other non-current assets" in the balance sheet for all other periods presented consists of deposits related to leases.
Credit Losses
The following table presents the changes in the allowance for credit losses for the six months ended June 30, 2022 and 2021, respectively:

	2022	2021
	(In thousands)
Balance at January 1	$36,637	$27,178
Current period provision for credit losses	51,710	42,710
Write-offs charged against the allowance	(41,542)	(37,181)
Recoveries collected	2,710	1,351
Balance at June 30	$49,515	$34,058
Accumulated Amortization and Depreciation
The following table provides the accumulated amortization and depreciation within the balance sheet:

Asset Category	June 30, 2022	December 31, 2021
	(In thousands)
Right-of-use assets included in other non-current assets	$115,973	$87,089
Buildings, capitalized software, leasehold improvements and equipment	$536,736	$496,887
Intangible assets	$388,446	$278,831

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Other (expense) income, net

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Net periodic pension benefit costs, other than the service cost component(a)	$(41,829)	$—	$(77,188)	$—
Unrealized (loss) gain related to investments following initial public offerings	(28,696)	10,710	5,656	10,710
(Downward) upward adjustments to the carrying value of equity securities without readily determinable fair values	(22,376)	—	(22,376)	1,376
Unrealized increase in the estimated fair value of a warrant	4,866	42,481	12,851	55,256
Foreign exchange (losses) gains, net(b)	(4,655)	514	(6,229)	(11,118)
Interest Income	2,442	279	3,140	716
Loss on the extinguishment of debt(c)	—	(1,110)	—	(1,110)
Other	823	(2,588)	1,420	(1,981)
Other (expense) income, net	$(89,425)	$50,286	$(82,726)	$53,849
_____________________
(a)    Includes pre-tax actuarial losses of $41.2 million and $78.7 million for the three and six months ended June 30, 2022, respectively, in total related to Meredith's funded pension plans in the United Kingdom ("U.K."), consisting of the IPC Pension Scheme, and the U.S. See "Note 14—Pension and Postretirement Benefit Plans" for additional information.
(b)    Includes $10.0 million in foreign exchange losses primarily related to the substantial liquidation of certain foreign subsidiaries in the three months ended March 31, 2021.
(c)    Represents the write-off of deferred debt issuance costs related to the ANGI Group Term Loan, which was repaid in its entirety during the second quarter of 2021.
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
NOTE 13—RELATED PARTY TRANSACTIONS
IAC and Angi Inc.
The Company and Angi Inc., in connection with the transaction resulting in the formation of Angi Inc. in 2017, entered into a contribution agreement; an investor rights agreement; a services agreement; a tax sharing agreement; and an employee matters agreement.
There were no shares of Angi Inc. Class A or Class B common stock issued to IAC during the three and six months ended June 30, 2022.

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
At June 30, 2022 and December 31, 2021, Vimeo had no outstanding payables or receivables due to or due from the Company pursuant to the tax sharing agreement. There were no payments to or refunds from Vimeo pursuant to this agreement for the three and six months ended June 30, 2022 and for the period following the Spin-off of May 25, 2021 through June 30, 2021.
For the three and six months ended June 30, 2022, Vimeo was charged less than $0.1 million and $0.2 million, respectively, by IAC for services rendered pursuant to the transition services agreement. For the period following the Spin-off of May 25, 2021 through June 30, 2021, Vimeo was charged $0.2 million by IAC for services rendered pursuant to the transition service agreement. At June 30, 2022 and December 31, 2021, there were no outstanding receivables or payables pursuant to the transition services agreement.
Vimeo has an outstanding payable due to the Company of $0.3 million at June 30, 2022 related primarily to reimbursements due to the Company for the exercise of IAC equity awards held by employees of Vimeo. Vimeo had an outstanding payable due to the Company of $6.4 million at December 31, 2021 related primarily to reimbursements due to the Company for the exercise of Vimeo equity awards held by employees of the Company and Vimeo's participation in the Company's employee benefit plans. These amounts are included in “Other current assets" in the balance sheet at June 30, 2022 and December 31, 2021, respectively. The respective amounts were paid in full in July 2022 and January 2022, respectively.
For the three and six months ended June 30, 2022, Vimeo was charged $1.4 million and $2.9 million, respectively, of rent pursuant to the lease agreement. For the period following the Spin-off of May 25, 2021 through June 30, 2021, Vimeo was charged $0.4 million of rent pursuant to the lease agreement. At June 30, 2022 and December 31, 2021, there were no outstanding receivables due from Vimeo pursuant to the lease agreement.
IAC and Expedia
The Company and Expedia each have a 50% ownership interest in three aircraft that may be used by both companies. Members of the aircraft flight crews are employed by an entity in which the Company and Expedia each have a 50% ownership interest. The Company and Expedia have agreed to share costs relating to flight crew compensation and benefits pro-rata according to each company’s respective usage of the aircraft, for which they are separately billed by the entity described above. The Company and Expedia are related parties because Mr. Diller serves as Chairman and Senior Executive of both IAC and Expedia. For the three and six months ended June 30, 2022 and 2021, total payments made to this entity by the Company were not material.
In addition, in December 2021, the Company and Expedia entered into agreements pursuant to which Expedia may use additional aircraft owned by a subsidiary of the Company on a cost basis. For the three and six months ended June 30, 2022, total payments made by Expedia to the Company pursuant to this arrangement were not material.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 14—PENSION AND POSTRETIREMENT BENEFIT PLANS
The following table presents the components of net periodic benefit costs for the pension and postretirement benefit plans the Company assumed in connection with the acquisition of Meredith:

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
	Pension		Postretirement	Pension		Postretirement
	Domestic	International	Domestic	Domestic	International	Domestic
	(In thousands)
Service cost	$907	$—	$1	$1,889	$—	$3
Interest cost	1,188	3,799	67	1,887	7,074	134
Expected return on plan assets	(598)	(3,792)	—	(2,176)	(8,416)	—
Actuarial (gain) loss recognition	(2,399)	43,564	—	10,133	68,552	—
Net periodic benefit (credit) costs	$(902)	$43,571	$68	$11,733	$67,210	$137
Settlements during the three and six months ended June 30, 2022 triggered remeasurements of Meredith's funded pension plans in the U.K., consisting of the IPC Pension Scheme, and U.S. The IPC Pension Scheme's actuarial loss of $43.6 million and $68.6 million for the three and six months ended June 30, 2022, respectively, primarily relates to the decline in the fair value of the IPC Pension Scheme's assets exceeding the decline in the plan liabilities, in each case due to higher interest rates. The U.S. actuarial gain of $2.4 million for the three months ended June 30, 2022 primarily relates to the revaluation of an annuity contract, partially offset by a loss due to the decline in the fair value of the U.S. pension plan's assets exceeding the decline in the plan liabilities. The U.S. actuarial loss of $10.1 million for the six months ended June 30, 2022 primarily relates to the decline in the fair value of the U.S. pension plan's assets exceeding the decline in the plan liabilities.
The following table summarizes the weighted average expected return on plan assets used to determine the net periodic benefit costs at June 30, 2022, following the remeasurements during the six months ended June 30, 2022, and December 31, 2021, respectively:

	June 30, 2022		December 31, 2021
	Pension
	Domestic	International	Domestic	International
Expected return on plan assets	3.85%	1.90%	6.00%	1.90%
The components of net periodic benefit costs, other than the service cost component, are included in "Other (expense) income, net" in the statement of operations.
See "Note 16—Subsequent Events" for a discussion of the purchase of an annuity contract by the IPC Pension Scheme on July 28, 2022.
NOTE 15—DOTDASH MEREDITH RESTRUCTURING CHARGES, TRANSACTION-RELATED EXPENSES AND CHANGE-IN-CONTROL PAYMENTS
Restructuring Charges
In 2022, Dotdash Meredith announced its plans to discontinue certain print publications and the shutdown of PeopleTV to focus the portfolio and further enable investments toward digital growth. The discontinued print publications consist of Entertainment Weekly, InStyle, EatingWell, Health, Parents, and People en Español, with the April 2022 issues of these publications being their final print editions, and Martha Stewart Living, with the May 2022 issue being its final print edition. Dotdash Meredith also announced a voluntary retirement program in the first quarter of 2022 to its employees who met certain age and service requirements. In addition, actions were taken to improve efficiencies following the Meredith acquisition.
For the three and six months ended June 30, 2022, the Company incurred $13.7 million and $36.1 million, respectively, of related restructuring charges, including $12.6 million and $33.1 million, respectively, of severance and related costs.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
A summary of the costs incurred, payments made and related accruals for the six months ended June 30, 2022 is presented below:

	June 30, 2022
	Digital	Print	Other	Total
	(In thousands)
Restructuring charge accruals
Charges incurred (a)	$7,181	$23,935	$4,548	$35,664
Payments	(2,972)	(10,457)	(780)	(14,209)
Restructuring accrual as of June 30, 2022	$4,209	$13,478	$3,768	$21,455
_____________________
(a)    Excludes $0.4 million related to the write-off of inventory.
The costs are allocated as follows in the statement of operations:

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
	(In thousands)
Cost of revenue	$4,420	$16,601
Selling and marketing expense	4,016	9,615
General and administrative expense	4,544	8,858
Product development expense	672	1,015
Total	$13,652	$36,089
Dotdash Meredith anticipates the estimated remaining costs will approximate $2.3 million and will be paid by December 31, 2023 from existing cash on hand. A summary of the remaining costs is presented below:

	As of June 30, 2022
	Digital	Print	Other	Total
	(In thousands)
Remaining estimated restructuring costs	$1,269	$929	$150	$2,348
Transaction-Related Expenses
For the three and six months ended June 30, 2022, Dotdash Meredith incurred $1.2 million and $5.2 million, respectively, of transaction-related expenses related to the acquisition of Meredith.
Change-in-Control Payments
In December 2021, Dotdash Meredith recorded $60.1 million in change in control payments, which were triggered by the acquisition and the terms of certain former executives’ contracts. On July 1, 2022, Dotdash Meredith made $83.1 million in change in control payments. An additional payment of approximately $4.3 million will be made in the fourth quarter of 2022.
NOTE 16—SUBSEQUENT EVENTS
On July 28, 2022, following approval by the trustees of the Dotdash Meredith IPC Pension Scheme, the IPC Pension Scheme entered into an insurance buy-in contract with a private limited life insurance company to insure the remaining portion of the IPC Pension Scheme covering all IPC Pension Scheme participants who were not covered by the insurance buy-in contract entered into in May 2020. The insurance contract is designed to provide payments equal all future designated contractual benefit payments to covered participants. The benefit obligation was not transferred to the insurer, and Dotdash Meredith remains responsible for paying pension benefits to the IPC Pension Scheme participants.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
As a result of this transaction, the IPC Pension Scheme incurred an actuarial loss of approximately £110 million, or $134 million based on the July 28, 2022 exchange rate. The actuarial loss will reduce the value of the net assets of the IPC Pension Scheme, which are included in other non-current assets on the balance sheet and at June 30, 2022 was $147.4 million. We are assessing whether this actuarial loss will be recorded in the quarter ending September 30, 2022 or December 31, 2022 as an expense within "Other (expense) income, net" in the statement of operations. In addition, we will be refining the estimate of the actuarial loss.
Following this transaction, the IPC Pension Scheme owns two insurance contracts that are intended to insure 100% of the future designated contractual benefit payments to all covered participants. The value of the annuity contracts and the liabilities with respect to insured participants are expected to match (i.e., the full benefits have been insured). As mentioned above, the benefit obligation was not transferred to the insurer, and Dotdash Meredith remains responsible for paying IPC Pension Scheme pension benefits. While the Company currently does not expect to be required to make additional contributions to the IPC Pension Scheme, this may change based upon future events or as additional information becomes available.
At August 5, 2022, the Company’s investment in MGM is worth $2.2 billion. This reflects an unrealized pre-tax gain of $367.2 million subsequent to June 30, 2022.

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
Reportable Segments (for additional information see "Note 10—Segment Information" to the financial statements included in "Item 1. Consolidated Financial Statements"):
•Dotdash Meredith - one of the largest digital and print publishers in America. From mobile to magazines, nearly 200 million people trust us to help them make decisions, take action, and find inspiration. Dotdash Meredith's over 40 iconic brands include PEOPLE, Better Homes & Gardens, Verywell, FOOD & WINE, The Spruce, Allrecipes, Byrdie, REAL SIMPLE, Investopedia, and Southern Living.
•Angi Inc. - a publicly traded company that connects quality home service professionals with consumers across more than 500 different categories, from repairing and remodeling homes to cleaning and landscaping. At June 30, 2022, the Company’s economic interest and voting interest in Angi Inc. were 84.5% and 98.2%, respectively.
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

•Mosaic Group, a leading developer and provider of global subscription mobile applications. Mosaic Group has a portfolio of some of the largest and most popular applications in the following verticals: Communications (RoboKiller, TapeACall, Trapcall), Language (iTranslate, Grammatica), Weather (Clime: NOAA Weather Radar Live, Weather Live), Business (PDF Hero, Scan Hero), Health (Daily Burn, Window - Intermittent Fasting) and Lifestyle (Blossom, Pixomatic); and
•Bluecrew, Vivian Health, The Daily Beast, IAC Films, and Newco (an IAC incubator).
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
•Selling and marketing expense - consists primarily of advertising expenditures, which include online marketing, including fees paid to search engines, social media sites, other online marketing platforms, app platforms and partner-related payments to those who direct traffic to the brands within our Angi Inc. segment, offline marketing, which is primarily television advertising, compensation expense (including stock-based compensation expense) and other employee-related costs for sales force and marketing personnel, subscription acquisition costs related to Dotdash Meredith, and outsourced personnel and consulting costs.

•General and administrative expense - consists primarily of compensation expense (including stock-based compensation expense) and other employee-related costs for personnel engaged in executive management, finance, legal, tax, human resources and customer service functions (except for Care.com, which includes customer service costs within "Cost of revenue" in the statement of operations), fees for professional services (including transaction-related costs related to the acquisition of Meredith, the Spin-off and other acquisitions and dispositions), provision for credit losses, rent expense and facilities cost, software license and maintenance costs, and acquisition-related contingent consideration fair value adjustments (described below). The customer service function at Angi Inc. includes personnel who provide support to its service professionals and consumers.
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
Long-term debt (for additional information see "Note 7—Long-term Debt" to the financial statements included in "Item 1. Consolidated Financial Statements"):
•Dotdash Meredith Term Loan A - due December 1, 2026. The outstanding balance of the Dotdash Meredith Term Loan A is $341.3 million and $350.0 million at June 30, 2022 and December 31, 2021, respectively, and bore interest at an adjusted term secured overnight financing rate ("Adjusted Term SOFR") plus 2.00%, or approximately 3.15% and 2.15%, at June 30, 2022 and December 31, 2021, respectively. The Dotdash Meredith Term Loan A has quarterly principal payments.
•Dotdash Meredith Term Loan B - due December 1, 2028. The outstanding balance of the Dotdash Meredith Term Loan B is $1.24 billion and $1.25 billion at June 30, 2022 and December 31, 2021, respectively, and bore interest at Adjusted Term SOFR, subject to a minimum of 0.50%, plus 4.00%, or approximately 5.15% and 4.50%, at June 30, 2022 and December 31, 2021, respectively. The Dotdash Meredith Term Loan B has quarterly principal payments.
•Dotdash Meredith Revolving Facility - Dotdash Meredith's $150.0 million revolving credit facility expires on December 1, 2026. At June 30, 2022 and December 31, 2021, there were no outstanding borrowings under the Dotdash Meredith Revolving Facility.
•ANGI Group Senior Notes - on August 20, 2020, ANGI Group, LLC ("ANGI Group"), a direct wholly-owned subsidiary of Angi Inc., issued $500 million of its 3.875% Senior Notes due August 15, 2028, with interest payable February 15 and August 15 of each year.
Non-GAAP financial measure:
•Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") - is a non-GAAP financial measure. See "Principles of Financial Reporting" for the definition of Adjusted EBITDA and a reconciliation of net (loss) earnings attributable to IAC shareholders to operating loss to Adjusted EBITDA for the three and six months ended June 30, 2022 and 2021.
Angi Inc.'s Brand Integration Initiative
In March 2021, ANGI Homeservices Inc. changed its name to Angi Inc. and updated one of its leading websites and brands, Angie’s List, to Angi, and since then, has concentrated its marketing investment in the Angi brand in order to focus its marketing, sales, and branding efforts on a single brand.

Angi Inc. relies heavily on free, or organic, search results from search engine optimization and paid search engine marketing to drive traffic to its websites. This brand integration initiative initially adversely affected the placement and ranking of Angi Inc. websites, particularly Angi.com, in organic search results. Angi Inc. has now passed the anniversary of the rebranding and organic search results in the second quarter of 2022 have improved relative to the same period in 2021. Angi Inc. expects this positive trend to continue. However, organic search results are still below pre-March 2021 levels. The shift of marketing to support Angi, away from HomeAdvisor, powered by Angi, has had and continues to have a negative effect on the efficiency of its search engine marketing efforts. Angi Inc. will continue to optimize the efficiency and conversion of marketing to HomeAdvisor to maintain profitable demand generation to that domain for the foreseeable future but they do expect the trend of declining traffic to continue due to sustained marketing emphasis in favor of Angi.
Angi Services Investment
Angi Services was launched in August 2019, and Angi Inc. has invested and continues to invest significantly in Angi Services since then. However, Angi Inc believes it reached the peak investment in Angi Services in the first quarter of 2022. The investment in Angi Services had a smaller negative impact on profits in the second quarter of 2022 than the first quarter of 2022 and Angi Inc. expects this sequential trend to continue. However, Angi Inc. does not expect an impact on year-over-year profits until the fourth quarter of 2022 and they expect that positive year-over-year trend to continue into 2023.
Dotdash Meredith Restructuring Charges
In 2022, Dotdash Meredith announced its plans to discontinue certain print publications and the shutdown of PeopleTV to focus the portfolio and further enable investments toward digital growth. The discontinued print publications consist of Entertainment Weekly, InStyle, EatingWell, Health, Parents, and People en Español, with the April 2022 issues of these publications being their final print editions, and Martha Stewart Living, with the May 2022 issue being its final print edition. Dotdash Meredith also announced a voluntary retirement program in the first quarter of 2022 to its employees who met certain age and service requirements. In addition, actions were taken to improve efficiencies following the Meredith acquisition. For the three and six months ended June 30, 2022, the Company incurred $13.7 million and $36.1 million, respectively, of related restructuring charges, including $12.6 million and $33.1 million, respectively, of severance and related costs. Dotdash Meredith anticipates the estimated remaining costs of $2.3 million will be paid by December 31, 2023 from existing cash on hand. See "Note 15—Dotdash Meredith Restructuring Charges, Transaction-Related Expenses and Change-in-Control Payments" to the financial statements included in "Item 1. Consolidated Financial Statements" for additional information on Dotdash Meredith restructuring charges.
Certain Risks and Concentrations—Services Agreement with Google (the "Services Agreement")
A portion of the Company's revenue (and a substantial portion of IAC's net cash from operating activities attributable to continuing operations that it can freely access) is attributable to the Services Agreement. In addition, the Company earns certain other advertising revenue from Google that is not attributable to the Services Agreement. For the three and six months ended June 30, 2022, total revenue earned from Google was $169.3 million and $362.7 million, respectively, representing 12% and 13%, respectively, of the Company's revenue. For the three and six months ended June 30, 2021, total revenue earned from Google was $169.6 million and $341.4 million, respectively, representing 20% and 21%, respectively, of the Company's revenue. The related accounts receivable totaled $56.4 million and $89.1 million at June 30, 2022 and December 31, 2021, respectively.
The total revenue earned from the Services Agreement for the three and six months ended June 30, 2022 was $122.1 million and $269.3 million, respectively, representing 9% and 10%, respectively, of the Company's total revenue. The total revenue earned from the Services Agreement for the three and six months ended June 30, 2021 was $150.8 million and $303.3 million, respectively, representing 18% and 19%, respectively, of the Company's total revenue.
The revenue attributable to the Services Agreement is earned by Ask Media Group and the Desktop business, both within the Search segment. For the three and six months ended June 30, 2022, revenue earned from the Services Agreement was $97.6 million and $218.1 million, respectively, within Ask Media Group and $24.5 million and $51.2 million, respectively, within the Desktop business. For the three and six months ended June 30, 2021, revenue earned from the Services Agreement was $123.2 million and $244.6 million, respectively, within Ask Media Group and $27.6 million and $58.7 million, respectively, within the Desktop business.

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
Certain industry-wide policy changes became effective on August 27, 2020. These industry-wide changes, combined with increased enforcement of policies under the Services Agreement, have had a negative impact on the results of operations of the B2C business. During the fourth quarter of 2020, Google suspended services with respect to some B2C's products and may do so with respect to other products in the future. As a result, the B2C business elected to modify certain marketing strategies in early January 2021. Subsequently, Google informed us of another policy change in the first quarter of 2021 that became effective on May 10, 2021. We anticipated that this Google policy change would eliminate our ability to successfully introduce and market new B2C products that would be profitable. Therefore, we undertook cost reduction measures and effectively eliminated all marketing of B2C products beginning in March 2021. This elimination of marketing positively impacted profitability starting in the second quarter of 2021 because revenue from B2C products is earned over multiple periods beyond just the period in which the initial marketing is incurred. Following the cessation of the introduction of new products in March 2021, the B2C revenue stream relates solely to the then existing installed base of products. In 2022 and beyond, we expect the revenue and profits of the B2C business to decline significantly.
COVID-19 Update
The impact on the Company from the COVID-19 pandemic and the measures designed to contain its spread has been varied and volatile. The impact on our two largest businesses is described below.
Angi Inc.
As previously disclosed, the impact of COVID-19 on the businesses in IAC's Angi Inc. segment initially resulted in a decline in demand for service requests, driven primarily by decreases in demand in certain categories of jobs (particularly discretionary indoor projects). While these businesses experienced a rebound in service requests from mid-2020 through early 2021, service requests started to decline in May 2021 and have continued to decline in the first half of 2022 due to the launch of Angi Inc.'s brand integration in March 2021 and the Omicron variant surge in late 2021 and early 2022. Angi Inc.'s ability to monetize service requests rebounded modestly in the second half of 2021, continued to increase in the first half of 2022, and is approaching levels experienced pre-COVID-19. No assurances can be provided that Angi Inc. will continue to be able to improve monetization, or that service professionals’ businesses and, as a consequence, our revenue and profitability will not continue to be adversely impacted by COVID-19 in the future.
Dotdash Meredith
In addition, in the first half of 2022, revenue at Dotdash, excluding Meredith, declined compared to the first half of 2021 due to lower traffic to its sites compared to prior year COVID-19 traffic highs, impacting performance marketing revenue.
Future Outlook
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

Results of Operations for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021
Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	$ Change	% Change	2021	2022	$ Change	% Change	2021
	(Dollars in thousands)
Dotdash Meredith
Digital	$234,510	$161,177	220%	$73,333	$450,675	$311,921	225%	$138,754
Print	260,307	260,307	N/A	—	550,285	550,285	N/A	—
Intersegment eliminations	(5,293)	(5,293)	N/A	—	(10,965)	(10,965)	N/A	—
Total Dotdash Meredith	489,524	416,191	568%	73,333	989,995	851,241	613%	138,754
Angi Inc.	515,782	94,794	23%	420,988	951,941	143,924	18%	808,017
Search	198,183	14,576	8%	183,607	421,568	56,927	16%	364,641
Emerging & Other	161,089	9,433	6%	151,656	328,083	23,271	8%	304,812
Intersegment eliminations	(1,997)	(1,960)	(5,220)%	(37)	(3,661)	(3,554)	(3,306)%	(107)
Total	$1,362,581	$533,034	64%	$829,547	$2,687,926	$1,071,809	66%	$1,616,117
_____________________
N/A = Not applicable
For the three months ended June 30, 2022 compared to the three months ended June 30, 2021
•Dotdash Meredith revenue increased 568% to $489.5 million due to the contribution of $418.4 million from Meredith, acquired December 1, 2021, partially offset by a decrease of $4.3 million, or 15%, in Dotdash Performance Marketing Revenue. The decrease in Dotdash Performance Marketing Revenue was due primarily to declines in both affiliate commerce commission revenue and performance marketing commission revenue due primarily to lower traffic to its sites compared to the prior year COVID-19 traffic highs.
•Angi Inc. revenue increased 23% to $515.8 million driven by increases of $78.1 million, or 107%, in Angi Services Revenue and $17.8 million, or 5%, in Angi Ads and Leads Revenue, partially offset by a decrease of $1.1 million, or 5%, at the European businesses. The increase in Angi Services Revenue is due primarily to Angi Roofing, acquired July 1, 2021, and, to a lesser extent, organic growth. The increase in Angi Ads and Leads Revenue is due to price increases implemented over the past year, the anniversary of the initial impact from the brand integration that began in March 2021 and higher service professional engagement. The revenue decrease at the European businesses was due to the unfavorable impact of the strengthening of the U.S. dollar relative to the Euro and British Pound.
•Search revenue increased 8% to $198.2 million due to growth of $21.4 million, or 14%, from Ask Media Group, partially offset by a decrease of $6.8 million, or 20%, from Desktop. The increase in Ask Media Group revenue was due to higher marketing driving increased visitors to ad supported search and content websites. The decrease in Desktop revenue was due primarily to the Google policy changes announced in the prior year described above under "Services Agreement with Google (the "Services Agreement")."
•Emerging & Other revenue increased 6% to $161.1 million due primarily to a 10% increase in revenue at Care.com and 68% growth from Bluecrew and Vivian Health on a combined basis, partially offset by lower revenue at Mosaic Group and IAC Films.
For the six months ended June 30, 2022 compared to the six months ended June 30, 2021
•Dotdash Meredith revenue increased 613% to $990.0 million due to the contribution of $857.3 million from Meredith, acquired December 1, 2021, and an increase of $2.3 million, or 3%, in Dotdash Display Advertising Revenue, partially offset by a decrease of $8.4 million, or 15%, in Dotdash Performance Marketing Revenue. The increase in Dotdash Display Advertising Revenue was due primarily to an increase in advertising sold through our sales team, partially offset by lower programmatic rates. The decrease in Dotdash Performance Marketing Revenue was due to the factor described above in the three-month discussion.

•Angi Inc. revenue increased 18% to $951.9 million driven by increases of $136.5 million, or 107%, in Angi Services Revenue and $9.5 million, or 1%, in Angi Ads and Leads Revenue, partially offset by a decrease of $2.1 million, or 4%, at the European businesses. The increases in both Angi Services Revenue and Angi Ads and Leads Revenue and the decrease in revenue at the European businesses were due primarily to the factors described above in the three-month discussion.
•Search revenue increased 16% to $421.6 million due to growth of $71.4 million, or 24%, from Ask Media Group, partially offset by a decrease of $14.4 million, or 20%, from Desktop. The increase in Ask Media Group revenue and the decrease in Desktop revenue were due primarily to the factors described above in the three-month discussion.
•Emerging & Other revenue increased 8% to $328.1 million due primarily to a 13% increase in revenue at Care.com and 76% growth from Bluecrew and Vivian Health on a combined basis, partially offset by lower revenue at IAC Films due to the delivery of a film in the first quarter of 2021, and Mosaic Group.
Cost of revenue (exclusive of depreciation shown separately below)

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	$ Change	% Change	2021	2022	$ Change	% Change	2021
	(Dollars in thousands)
Cost of revenue (exclusive of depreciation shown separately below)	$509,352	$250,112	96%	$259,240	$1,046,455	$558,221	114%	$488,234
As a percentage of revenue	37%			31%	39%			30%
For the three months ended June 30, 2022 compared to the three months ended June 30, 2021
Cost of revenue in 2022 increased from 2021 due to increases of $185.0 million from Dotdash Meredith and $58.1 million from Angi Inc.
•The Dotdash Meredith increase was due primarily to $182.5 million of expense from the inclusion of Meredith and an increase of $3.2 million in compensation expense related to increased editorial headcount at Dotdash. Included in Meredith's expense is $4.4 million of restructuring costs primarily related to the reorganization of the Dotdash Meredith business described above under "Dotdash Meredith Restructuring Charges."
•The Angi Inc. increase was due primarily to growth of Angi Services, including $31.4 million of costs attributable to the inclusion of Angi Roofing, primarily for roofing materials and third-party contractors. The remaining increase was due primarily to the growth of Angi Services, including costs incurred for third-party service professionals for other Angi Services arrangements.
For the six months ended June 30, 2022 compared to the six months ended June 30, 2021
Cost of revenue in 2022 increased from 2021 due to increases of $396.0 million from Dotdash Meredith, $103.2 million from Angi Inc., and $52.5 million from Search.
•The Dotdash Meredith increase was due primarily to $388.5 million of expense from the inclusion of Meredith and an increase of $7.7 million in compensation expense related to increased editorial headcount at Dotdash. Included in Meredith's expense is $16.6 million of restructuring costs primarily related to the reorganization of the Dotdash Meredith business described above under "Dotdash Meredith Restructuring Charges."
•The Angi Inc. increase was due primarily to growth of Angi Services, including $58.6 million of costs attributable to the inclusion of Angi Roofing, primarily for roofing materials and third-party contractors. The remaining increase was due primarily to the growth of Angi Services, including costs incurred for third-party service professionals for other Angi Services arrangements.
•The Search increase was due primarily to increases of $37.4 million and $17.0 million in traffic acquisition costs at Ask Media Group resulting from the increase in revenue, and Desktop, respectively. The increase in traffic acquisition costs at Desktop is a result of unfavorable revenue share rates resulting in higher revenue share payments compared to the prior year.

Selling and marketing expense

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	$ Change	% Change	2021	2022	$ Change	% Change	2021
	(Dollars in thousands)
Selling and marketing expense	$510,886	$169,851	50%	$341,035	$1,001,374	$347,801	53%	$653,573
As a percentage of revenue	37%			41%	37%			40%
For the three months ended June 30, 2022 compared to the three months ended June 30, 2021
Selling and marketing expense in 2022 increased from 2021 due to increases of $137.0 million from Dotdash Meredith,$12.2 million from Search, $12.1 million from Angi Inc., and $10.5 million from Emerging & Other.
•The Dotdash Meredith increase was due principally to $136.2 million of expense from the inclusion of Meredith. Included in Meredith's expense is $4.0 million of restructuring costs primarily related to the reorganization of the Dotdash Meredith business described above under "Dotdash Meredith Restructuring Charges."
•The Search increase was due primarily to an increase of $17.0 in marketing at Ask Media Group, partially offset by a decrease of $5.1 million at Desktop as it eliminated all marketing of its B2C products beginning in early March 2021 due primarily to the Google policy changes in the fourth quarter of 2020 and the first quarter of 2021 described above under "Certain Risks and Concentrations—Services Agreement with Google (the "Services Agreement").
•The Angi Inc. increase was due primarily to expense of $6.2 million from the inclusion of Angi Roofing, and increases in consulting costs of $2.6 million, compensation expense of $2.4 million and software maintenance costs of $1.1 million, partially offset by a decrease in lease expense of $1.3 million. The increase in consulting and software maintenance costs was due primarily to various sales initiatives at Angi Services. The increase in compensation expense was due primarily to increased wage-related expense, partially offset by a decrease in commission expense. The decrease in lease expense is a result of the Company reducing its real estate footprint in 2021.
•The Emerging & Other increase was due primarily to increases of $3.0 million in compensation expense and $2.5 million in online marketing at Care.com and an increase of $1.5 million in compensation expense at Vivian Health. The increase in compensation expense at both Care.com and Vivian Health is due primarily to higher headcount.
For the six months ended June 30, 2022 compared to the six months ended June 30, 2021
Selling and marketing expense in 2022 increased from 2021 due to increases of $292.6 million from Dotdash Meredith, $32.1 million from Angi Inc., and $23.0 million from Emerging & Other.
•The Dotdash Meredith increase was due principally to $290.1 million of expense from the inclusion of Meredith. Included in Meredith's expense is $9.6 million of restructuring costs primarily related to the reorganization of the Dotdash Meredith business described above under "Dotdash Meredith Restructuring Charges."
•The Angi Inc. increase was due primarily to expense of $12.4 million from the inclusion of Angi Roofing, and increases in advertising expense of $9.0 million, consulting costs of $5.5 million and software maintenance costs of $2.7 million, partially offset by a decrease in lease expense of $2.8 million. The increase in advertising expense was due primarily to an increase of $12.6 million in television spend, partially offset by a decrease of $5.2 million in online marketing spend. The increase in television spend reflects the return to historical spending levels as compared to the cost cutting initiatives during 2021 due to the impact of COVID-19 and is consistent with 2020 spend prior to COVID-19. The decrease in online marketing spend is due primarily to decreases in fees paid to app platforms and service professional marketing that were part of the investment in Angi Services in 2021, partially offset by an increase in search engine marketing spend resulting from the continued brand integration initiative. The increases in consulting and software maintenance costs and the decrease in lease expense were due primarily to the factors described above in the three-month discussion.

•The Emerging & Other increase was due primarily to increases of $7.2 million in online marketing and $5.0 million in compensation expense at Care.com, $2.2 million in compensation expense at Vivian Health and $1.7 million in outsourced personnel costs at Bluecrew. The increase in compensation expense at Care.com and Vivian Health is due primarily to higher headcount.
General and administrative expense

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	$ Change	% Change	2021	2022	$ Change	% Change	2021
	(Dollars in thousands)
General and administrative expense	$252,318	$77,607	44%	$174,711	$490,673	$152,802	45%	$337,871
As a percentage of revenue	19%			21%	18%			21%
For the three months ended June 30, 2022 compared to the three months ended June 30, 2021
General and administrative expense in 2022 increased from 2021 due to increases of $56.5 million from Dotdash Meredith, $12.9 million from Emerging & Other and $12.1 million from Angi Inc.
•The Dotdash Meredith increase was due primarily to $51.4 million of expense from the inclusion of Meredith and $3.5 million in compensation expense at Dotdash. During the second quarter of 2022, Dotdash Meredith incurred $4.5 million in restructuring costs at Meredith related to the reorganization of Dotdash Meredith's business described above under "Dotdash Meredith Restructuring Charges" and $1.1 million in transaction-related costs, associated with its acquisition. The increase in compensation expense at Dotdash was due primarily to an increase in stock-based compensation expense.
•The Emerging & Other increase was due primarily to a $7.1 million charge at Vivian Health related to the sale of equity interests held by certain members of its management and the settlement of certain employee stock-based awards in conjunction with the equity raise in the second quarter of 2022 and an increase of $1.8 million in professional fees at Newco (an IAC incubator).
•The Angi Inc. increase was due primarily to an increase of $6.3 million in compensation expense, $6.0 million of expense from the inclusion of Angi Roofing, increases of $3.0 million in software and maintenance costs, $2.4 million in professional fees and $1.6 million in the provision for credit losses, partially offset by a decrease of $7.5 million of impairment charges of right-of-use assets and related leasehold improvements, furniture and equipment. The increase in compensation expense was due primarily to an increase in wage-related expenses and bonuses of $4.3 million and $1.1 million in stock-based compensation expense. The increase in wage-related expenses was due primarily to an increase in headcount. The increase in software licenses and maintenance costs was due primarily to increased investment in software to support Angi Inc.'s customer service function. The increase in professional fees was due primarily to an increase in legal and consulting fees, and to a lesser extent, outsourced personnel costs. The increase in the provision for credit losses was due primarily to higher Angi Services and Angi Ads and Leads revenue. The decrease in impairments of right-of-use assets and related leasehold improvements, furniture and equipment was due primarily to charges of $2.3 million in 2022 relative to $9.6 million in 2021 primarily due to Angi Inc. reducing its real estate footprint in 2021.
For the six months ended June 30, 2022 compared to the six months ended June 30, 2021
General and administrative expense in 2022 increased from 2021 due to increases of $117.8 million from Dotdash Meredith, $33.6 million from Angi Inc., and $12.9 million from Emerging & Other, partially offset by a decrease of $8.8 million from Corporate.
•The Dotdash Meredith increase was due primarily to $106.4 million of expense from the inclusion of Meredith and increases of $7.6 million in compensation expense and $2.7 million in professional fees at Dotdash. During the first half of 2022, Dotdash Meredith incurred $8.9 million in restructuring costs at Meredith related to the reorganization of Dotdash Meredith's business described above under "Dotdash Meredith Restructuring Charges" and $5.1 million in transaction-related costs, of which $4.4 million was incurred at Meredith, associated with its acquisition. The increase in compensation expense at Dotdash was due primarily to an increase in stock-based compensation expense.

•The Angi Inc. increase was due primarily to an increase of $14.3 million in compensation expense, $12.9 million of expense from the inclusion of Angi Roofing, increases of $7.0 million in professional fees, $4.9 million in software and maintenance costs and $3.0 million in the provision for credit losses, partially offset by a decrease of $8.2 million of impairment charges of right-of-use assets and related leasehold improvements, furniture and equipment. The increase in compensation expense was due primarily to increases in stock-based compensation expense of $10.0 million and wage-related expenses and bonuses of $8.1 million, partially offset by a $6.0 million charge in the first quarter of 2021, related to the acquisition of an additional 21% interest in MyBuilder at a premium to fair value. The increase in stock-based compensation expense was due primarily to the reversal of previously recognized expense related to unvested awards that were forfeited due to management departures in the first quarter of 2021 and new awards granted since the first quarter of 2021. The increase in wage-related expenses and bonuses, professional fees, software licenses and maintenance costs and the provision for credit losses were due primarily to the factors described above in the three-month discussion. The decrease in impairment charges was due to the factors described above in the three-month discussion.
•The Emerging & Other increase was due primarily to a $7.1 million charge at Vivian Health in the second quarter of 2022 described above in the three-month discussion, and increases of $2.3 million in professional fees at Newco and $1.3 million in compensation expense at Mosaic Group, partially offset by a gain of $3.2 million at Care.com related to the termination of a lease.
•The Corporate decrease was due primarily to the inclusion in 2021 of $6.1 million of transaction-related costs in connection with the Spin-off.
Product development expense

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	$ Change	% Change	2021	2022	$ Change	% Change	2021
	(Dollars in thousands)
Product development expense	$84,284	$32,051	61%	$52,233	$165,071	$59,755	57%	$105,316
As a percentage of revenue	6%			6%	6%			7%
For the three months ended June 30, 2022 compared to the three months ended June 30, 2021
Product development expense in 2022 increased from 2021 due to increases of $24.3 million from Dotdash Meredith and $7.5 million from Emerging & Other.
•The Dotdash Meredith increase was due primarily to $22.7 million of expense from the inclusion of Meredith.
•The Emerging & Other increase was due primarily to an increase $3.0 million of compensation expense at Care.com due primarily to higher headcount and a $2.4 million charge at Vivian Health related to the sale of equity interests held by certain members of its management and the settlement of certain employee stock-based awards in conjunction with the equity raise in the second quarter of 2022.
For the six months ended June 30, 2022 compared to the six months ended June 30, 2021
Product development expense in 2022 increased from 2021 due to increases of $46.4 million from Dotdash Meredith and $16.0 million from Emerging & Other.
•The Dotdash Meredith increase was due primarily to $43.9 million of expense from the inclusion of Meredith and an increase of $2.7 million in compensation expense at Dotdash due primarily to an increase in headcount.
•The Emerging & Other increase was due primarily to increases of $6.2 million in compensation expense and in $5.0 million in outsourced personnel costs at Care.com, and a $2.4 million charge at Vivian Health described above in the three-month discussion. The increase in outsourced personnel costs at Care.com was due primarily to enhancing existing product offerings and developing new products. The increase in compensation expense at Care.com was due primarily to higher headcount.

Depreciation

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	$ Change	% Change	2021	2022	$ Change	% Change	2021
	(Dollars in thousands)
Depreciation	$29,052	$11,940	70%	$17,112	$59,288	$22,990	63%	$36,298
As a percentage of revenue	2%			2%	2%			2%
For the three months ended June 30, 2022 compared to the three months ended June 30, 2021
Depreciation increased in 2022 from 2021 due primarily to $12.3 million of expense from the inclusion of Meredith.
For the six months ended June 30, 2022 compared to the six months ended June 30, 2021
Depreciation increased in 2022 from 2021 due primarily to $25.0 million of expense from the inclusion of Meredith, partially offset by a decrease of $3.7 million at Angi Inc. due primarily to the write-off of certain capitalized software projects in the first half of 2021.
Operating loss

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	$ Change	% Change	2021	2022	$ Change	% Change	2021
	(Dollars in thousands)
Dotdash Meredith
Digital	$10,865	$(8,309)	(43)%	$19,174	$8,921	$(28,380)	(76)%	$37,301
Print	(19,895)	(19,895)	N/A	—	(58,166)	(58,166)	N/A	—
Other	(18,477)	(18,477)	N/A	—	(34,507)	(34,507)	N/A	—
Total Dotdash Meredith	(27,507)	(46,681)	NM	19,174	(83,752)	(121,053)	NM	37,301
Angi Inc.	(20,886)	11,845	36%	(32,731)	(54,843)	(22,221)	(68)%	(32,622)
Search	26,297	635	2%	25,662	51,376	7,328	17%	44,048
Emerging & Other	(107,781)	(105,080)	(3,889)%	(2,701)	(112,825)	(111,118)	(6,507)%	(1,707)
Corporate	(36,263)	1,561	4%	(37,824)	(74,910)	7,760	9%	(82,670)
Total	$(166,140)	$(137,720)	(485)%	$(28,420)	$(274,954)	$(239,304)	(671)%	$(35,650)

As a percentage of revenue	(12)%			(3)%	(10)%			(2)%
_____________________
NM = Not meaningful
For the three months ended June 30, 2022 compared to the three months ended June 30, 2021
Operating loss increased $137.7 million to $166.1 million, despite the increase of $11.0 million in Adjusted EBITDA, described below, due primarily to a goodwill impairment of $86.7 million at Mosaic Group, and increases of $42.4 million in amortization of intangibles, $11.9 million in depreciation and $7.6 million in stock-based compensation expense. The goodwill impairment at Mosaic Group is a result of the projected reduction in future revenue and profits from the business and lower trading multiples of a selected peer group of companies. The increase in the amortization of intangibles was due primarily to the acquisition of Meredith, partially offset by lower expense at Care.com due to certain intangible assets becoming fully amortized. The increase in stock-based compensation expense was due primarily to new awards granted since the first quarter of 2021. The increase in depreciation was due primarily to expense from the inclusion of Meredith.
See "Note 5—Goodwill And Intangible Assets" to the consolidated financial statements included in "Item 1. Consolidated Financial Statements" for a detailed description of the Mosaic Group goodwill impairment.

At June 30, 2022, Mosaic Group has goodwill of $156.3 million and the carrying value of this reporting unit approximates its fair value. Any subsequent declines in the fair value of Mosaic Group will result in additional goodwill impairment charges to the extent the carrying value exceeds the fair value. There are no other IAC reporting units where the aggregate carrying value of goodwill for which the most recent estimate of the excess of fair value over carrying value is less than 20%.
For the six months ended June 30, 2022 compared to the six months ended June 30, 2021
Operating loss increased $239.3 million to $275.0 million due primarily to a goodwill impairment of $86.7 million at Mosaic Group, increases of $82.8 million in amortization of intangibles, $23.0 million in depreciation and $19.0 million in stock-based compensation expense, and a decrease in Adjusted EBITDA of $28.4 million, described below, partially offset by income of $0.6 million in an acquisition-related contingent consideration fair value adjustment. The goodwill impairment and increase in amortization of intangibles was due to the factors described above in the three-month discussion. The increase in depreciation was due primarily to expense from the inclusion of Meredith, partially offset by the write-off of certain capitalized software projects at Angi Inc. in the first half of 2021. The increase in stock-based compensation expense was due primarily to the reversal of previously recognized stock-based compensation expense due to forfeitures from management departures in the first quarter of 2021 and new awards granted since the first quarter of 2021.
At June 30, 2022, there was $404.0 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 4.6 years.
Adjusted EBITDA

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	$ Change	% Change	2021	2022	$ Change	% Change	2021
	(Dollars in thousands)
Dotdash Meredith
Digital	$51,316	$30,767	150%	$20,549	$86,116	$45,645	113%	$40,471
Print	6,265	6,265	N/A	—	(4,215)	(4,215)	N/A	—
Other	(18,414)	(18,414)	N/A	—	(34,200)	(34,200)	N/A	—
Total Dotdash Meredith	39,167	18,618	91%	20,549	47,701	7,230	18%	40,471
Angi Inc.	9,689	14,131	NM	(4,442)	6,520	(12,224)	(65)%	18,744
Search	26,317	647	3%	25,670	51,417	7,361	17%	44,056
Emerging & Other	(17,060)	(23,951)	NM	6,891	(16,144)	(34,999)	NM	18,855
Corporate	(20,716)	1,573	7%	(22,289)	(44,410)	4,227	9%	(48,637)
Total	$37,397	$11,018	42%	$26,379	$45,084	$(28,405)	(39)%	$73,489

As a percentage of revenue	3%			3%	2%			5%
For a reconciliation of net (loss) earnings attributable to IAC shareholders to operating loss to Adjusted EBITDA, see "Principles of Financial Reporting." For a reconciliation of operating (loss) income to Adjusted EBITDA for the Company's reportable segments, see "Note 10—Segment Information" to the financial statements included in "Item 1. Consolidated Financial Statements."
For the three months ended June 30, 2022 compared to the three months ended June 30, 2021
•Dotdash Meredith Adjusted EBITDA increased 91% to $39.2 million, due to higher revenue, partially offset by $13.7 million in restructuring charges and $1.2 million in transaction-related costs associated with the Meredith acquisition described above under "Dotdash Meredith Restructuring Charges."
•Angi Inc. Adjusted EBITDA increased $14.1 million to $9.7 million from a loss of $4.4 million, due to higher revenue, partially offset by increases of $58.1 million in cost of revenue and $12.1 million in both selling and marketing expense and general and administrative expense, each of which are described above.
•Search Adjusted EBITDA increased 3% to $26.3 million due to an increase in Ask Media Group revenue and a decrease in marketing at Desktop as it substantially reduced marketing of its B2C products in January 2021 and the subsequent elimination of all marketing of B2C products beginning in early March 2021 as a result of Google policy changes.

•Emerging & Other Adjusted EBITDA decreased $24.0 million to a loss of $17.1 million due primarily to a $9.8 million charge at Vivian Health related to the sale of equity interests held by certain members of its management and the settlement of certain employee stock-based awards in conjunction with the equity raise in the second quarter of 2022, lower profits at Care.com., Mosaic Group and IAC Films and increased losses at Newco.
•Corporate Adjusted EBITDA loss decreased 7% to $20.7 million due primarily to the inclusion in 2021 of $2.0 million of transaction-related costs in connection with the Spin-off.
For the six months ended June 30, 2022 compared to the six months ended June 30, 2021
•Dotdash Meredith Adjusted EBITDA increased 18% to $47.7 million, due to higher revenue, partially offset by $36.1 million in restructuring charges and $5.2 million in transaction-related costs associated with the Meredith acquisition described above under "Dotdash Meredith Restructuring Charges."
•Angi Inc. Adjusted EBITDA decreased $12.2 million to $6.5 million, despite higher revenue, due primarily to an increase of $103.2 million in cost of revenue due primarily to the growth of Angi Services, including $58.6 million of costs attributable to the inclusion of Angi Roofing, and an increase of $9.0 million in advertising expense, due primarily to a return to historical spending levels as compared to the cost cutting initiatives during 2021 due to the impact of COVID-19, and the consolidation under a single brand on March 17, 2021, which has adversely affected both free and paid search engine marketing efforts.
•Search Adjusted EBITDA increased 17% to $51.4 million due primarily to the factors described above in the three-month discussion.
•Emerging & Other Adjusted EBITDA decreased $35.0 million to a loss of $16.1 million due primarily to the factors described above in the three-month discussion.
•Corporate Adjusted EBITDA loss decreased 9% to $44.4 million due primarily to the inclusion in 2021 of $6.1 million of transaction-related costs in connection with the Spin-off.
Interest expense

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	$ Change	% Change	2021	2022	$ Change	% Change	2021
	(Dollars in thousands)
Interest expense	$23,517	$17,703	(304)%	$5,814	$45,429	$32,998	265%	$12,431
For the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021
Interest expense in 2022 increased from 2021 due primarily to the borrowings of the Dotdash Meredith Term Loans, partially offset by the repayment of the ANGI Group Term Loan during the second quarter of 2021.
Unrealized (loss) gain on investment in MGM Resorts International

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	$ Change	% Change	2021	2022	$ Change	% Change	2021
	(Dollars in thousands)
Unrealized (loss) gain on investment in MGM Resorts International	$(825,305)	$(1,100,403)	NM	$275,098	$(1,012,635)	$(1,670,273)	NM	$657,638
For the three months ended June 30, 2022 compared to the three months ended June 30, 2021
During the three months ended June 30, 2022 and 2021, the Company recognized an unrealized pre-tax loss of $825.3 million and an unrealized pre-tax gain of $275.1 million, respectively.

For the six months ended June 30, 2022 compared to the six months ended June 30, 2021
During the six months ended June 30, 2022 and 2021, the Company recognized an unrealized pre-tax loss of $1.0 billion and an unrealized pre-tax gain of $657.6 million, respectively. During the first quarter of 2022, the Company purchased an additional 4.5 million shares of MGM for $202.5 million. Following this purchase, the Company owns approximately 63.5 million shares, representing a 16.2% ownership interest in MGM as of August 1, 2022.
Other (expense) income, net

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in thousands)
Net periodic pension benefit costs, other than the service cost component(a)	$(41,829)	$—	$(77,188)	$—
Unrealized (loss) gain related to investments following initial public offerings	(28,696)	10,710	5,656	10,710
(Downward) upward adjustments to the carrying value of equity securities without readily determinable fair values	(22,376)	—	(22,376)	1,376
Unrealized increase in the estimated fair value of a warrant	4,866	42,481	12,851	55,256
Foreign exchange (losses) gains, net(b)	(4,655)	514	(6,229)	(11,118)
Interest Income	2,442	279	3,140	716
Loss on the extinguishment of debt(c)	—	(1,110)	—	(1,110)
Other	823	(2,588)	1,420	(1,981)
Other (expense) income, net	$(89,425)	$50,286	$(82,726)	$53,849

$ Change	$(139,711)		$(136,575)
% Change	NM		NM
_____________________
(a)    Includes pre-tax actuarial losses of $41.2 million and $78.7 million for the three and six months ended June 30, 2022, respectively, in total related to Meredith's funded pension plans in the United Kingdom ("U.K."), consisting of the IPC Pension Scheme, and the U.S. See "Note 14—Pension and Postretirement Benefit Plans" for additional information.
(b)    Includes $10.0 million in foreign exchange losses primarily related to the substantial liquidation of certain foreign subsidiaries in the three months ended March 31, 2021.
(c)    Represents the write-off of deferred debt issuance costs related to the ANGI Group Term Loan, which was repaid in its entirety during the second quarter of 2021.
Income tax benefit (provision)

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	$ Change	% Change	2021	2022	$ Change	% Change	2021
	(Dollars in thousands)
Income tax benefit (provision)	$228,988	$316,813	NM	$(87,825)	$299,452	$440,588	NM	$(141,136)
Effective income tax rate	21%			30%	21%			21%
For further details of income tax matters, see "Note 2—Income Taxes" to the financial statements included in "Item 1. Consolidated Financial Statements."
For the three months ended June 30, 2022 compared to the three months ended June 30, 2021
In 2022, the effective income tax rate is the same as the statutory rate of 21% due primarily to state taxes, largely offset by the non-deductible portion of the goodwill impairment at Mosaic Group.
In 2021, the effective income tax rate was higher than the statutory rate of 21% due primarily to an increase in the valuation allowance on beginning-of-the-year deferred tax assets related to the Spin-off and state taxes, partially offset by excess tax benefits generated by the exercise and vesting of stock-based awards.

For the six months ended June 30, 2022 compared to the six months ended June 30, 2021
In 2022, the effective income tax rate is the same as the statutory rate of 21% due primarily to state taxes, largely offset by the non-deductible portion of the goodwill impairment at Mosaic Group and by non-deductible stock-based compensation expense.
In 2021, the effective income tax rate was the same as the statutory rate of 21% due to excess tax benefits generated by the exercise and vesting of stock-based awards, offset by an increase in the valuation allowance on beginning-of-the-year deferred tax assets related to the Spin-off and state taxes.
Net loss attributable to noncontrolling interests

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	$ Change	% Change	2021	2022	$ Change	% Change	2021
	(Dollars in thousands)
Net loss attributable to noncontrolling interests	$6,269	$3,050	95%	$3,219	$11,364	$7,918	230%	$3,446
Net loss attributable to noncontrolling interests in 2022 and 2021 primarily represents the publicly-held interest in Angi Inc.'s earnings. Net loss attributable to noncontrolling interests in 2022 also include a third party interest in a subsidiary that holds two marketable equity securities that the Company recorded net unrealized losses on in 2022.

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
The following table reconciles net (loss) earnings attributable to IAC shareholders to operating loss to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Net (loss) earnings attributable to IAC shareholders	$(869,130)	$194,757	$(1,104,928)	$523,885
Add back:
Net loss attributable to noncontrolling interests	(6,269)	(3,219)	(11,364)	(3,446)
Loss from discontinued operations, net of tax	—	11,787	—	1,831
Income tax (benefit) provision	(228,988)	87,825	(299,452)	141,136
Other expense (income), net	89,425	(50,286)	82,726	(53,849)
Unrealized loss (gain) on investment in MGM Resorts International	825,305	(275,098)	1,012,635	(657,638)
Interest expense	23,517	5,814	45,429	12,431
Operating loss	(166,140)	(28,420)	(274,954)	(35,650)
Add back:
Stock-based compensation expense	31,656	24,051	61,343	42,366
Depreciation	29,052	17,112	59,288	36,298
Amortization of intangibles	56,081	13,636	113,271	30,475
Acquisition-related contingent consideration fair value adjustments	—	—	(612)	—
Goodwill impairment	86,748	—	86,748	—
Adjusted EBITDA	$37,397	$26,379	$45,084	$73,489
For a reconciliation of operating loss to Adjusted EBITDA for the Company's reportable segments, see "Note 10—Segment Information" to the financial statements included in "Item 1. Consolidated Financial Statements."

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

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Position

	June 30, 2022	December 31, 2021
	(In thousands)
Dotdash Meredith cash and cash equivalents:
United States	$232,186	$218,612
All other countries	14,745	14,781
Total Dotdash Meredith cash and cash equivalents	246,931	233,393

Angi Inc. cash and cash equivalents:
United States	335,468	404,277
All other countries	25,482	23,859
Total Angi Inc. cash and cash equivalents	360,950	428,136

IAC (excluding Dotdash Meredith and Angi Inc.) cash and cash equivalents and marketable securities:
United States	1,149,506	1,408,828
All other countries	38,815	48,373
Total cash and cash equivalents	1,188,321	1,457,201
Marketable securities (United States)	30,315	19,788
Total IAC (excluding Dotdash Meredith and Angi Inc.) cash and cash equivalents and marketable securities	1,218,636	1,476,989

Total cash and cash equivalents and marketable securities	$1,826,517	$2,138,518

Dotdash Meredith Debt:
Dotdash Meredith Term Loan A	$341,250	$350,000
Dotdash Meredith Term Loan B	1,243,750	1,250,000
Total Dotdash Meredith long-term debt	1,585,000	1,600,000
Less: current portion of Dotdash Meredith long-term debt	30,000	30,000
Less: original issue discount	5,733	6,176
Less: unamortized debt issuance costs	11,142	12,139
Total Dotdash Meredith long-term debt, net	1,538,125	1,551,685

ANGI Group Debt:
ANGI Group Senior Notes	500,000	500,000
Less: unamortized debt issuance costs	5,087	5,448
Total ANGI Group long-term debt	494,913	494,552

Total long-term debt, net	$2,033,038	$2,046,237
The Company's international cash can be repatriated without significant tax consequences.
For a detailed description of long-term debt, see "Note 7—Long-term Debt" to the financial statements included in "Item 1. Consolidated Financial Statements."

Cash Flow Information
In summary, IAC's cash flows are as follows:

	Six Months Ended June 30,
	2022	2021
	(In thousands)
Net cash (used in) provided by:
Operating activities attributable to continuing operations	$(7,905)	$176,985
Investing activities attributable to continuing operations	$(225,265)	$(153,920)
Financing activities attributable to continuing operations	$(63,792)	$(329,415)
Net cash provided by operating activities attributable to continuing operations consists of net earnings adjusted for non-cash items, and the effect of changes in working capital. Non-cash adjustments include the unrealized loss (gain) on the investment in MGM, deferred income taxes, amortization of intangibles, goodwill impairment, pension and postretirement benefit expense, stock-based compensation expense, depreciation, unrealized increase in the estimated fair value of a warrant, provision for credit losses, non-cash lease expense (including right-of-use asset impairments), and net losses (gains) on investments in equity securities.
2022
Adjustments to net losses attributable to continuing operations consist primarily of an unrealized loss on the investment in MGM of $1.0 billion, amortization of intangibles of $113.3 million, goodwill impairment of $86.7 million, pension and postretirement benefit expense of $79.1 million, stock-based compensation expense of $61.3 million, depreciation of $59.3 million, provision of credit losses of $51.7 million, non-cash lease expense (including right-of-use asset impairments) of $28.8 million, and net losses on investments in equity securities of $16.3 million, partially offset by deferred taxes of $306.4 million and an unrealized increase in the estimated fair value of a warrant of $12.9 million. The decrease from changes in working capital include decreases in accounts payable and other liabilities of $75.8 million and operating lease liabilities of $32.1 million, partially offset by an increase in deferred revenue of $10.0 million. The decrease in accounts payable and other liabilities is due, in part, to a decrease in accrued traffic acquisition costs and related payables at Search, a decrease in accrued employee compensation due, in part, to the payment of 2021 bonuses in 2022, and a decrease in accounts payable at Dotdash Meredith due primarily to timing of payments and lower spend due to the discontinuation of certain print publications, partially offset by an increase in restructuring charges at Dotdash Meredith. The decrease in operating lease liabilities is due to cash payments on leases net of interest accretion. The increase in deferred revenue is due primarily to the growth in subscription sales at Care.com and an increase in customer deposits for Angi Services jobs at Angi Inc.
Net cash used in investing activities attributable to continuing operations includes $202.5 million for the purchase of an additional 4.5 million shares of MGM and capital expenditures of $73.6 million primarily related to investments in capitalized software at Angi Inc. to support its products and services, partially offset by net proceeds from the sale of businesses and investments of $27.9 million, and a decrease in notes receivable of $19.1 million.
Net cash used by financing activities attributable to continuing operations includes the repurchase of 0.7 million shares of IAC Class A common stock, on a settlement date basis, for $59.1 million at an average price of $80.38 per share, withholding taxes paid on behalf of IAC employees for stock-based awards that were net settled of $16.0 million, principal payments on Dotdash Meredith Term Loan A and Dotdash Meredith Term Loan B of $15.0 million, the repurchase of 1.0 million shares of Angi Inc. Class A common stock, on a settlement date basis, for $8.1 million at an average price of $7.80 per share, and withholding taxes paid on behalf of Angi Inc. employees for stock-based awards that were net settled of $3.5 million, partially offset by proceeds from the issuance of Vivian Health preferred shares, net of fees of $34.7 million.

2021
Adjustments to net earnings attributable to continuing operations consist primarily of $657.6 million of an unrealized gain on the investment in MGM, an unrealized increase in the estimated fair value of a warrant of $55.3 million, and net gains on investments in equity securities of $12.2 million, partially offset by $143.6 million of deferred income taxes, $42.7 million of provision for credit losses, $42.4 million of stock-based compensation expense, $36.3 million of depreciation, $30.5 million of amortization of intangibles, and non-cash lease expense (including right-of-use-asset impairments) of $19.0 million. The increase from changes in working capital primarily consists of an increase in accounts payable and other liabilities of $61.3 million, a decrease in other assets of $27.6 million, and an increase in deferred revenue of $15.3 million, partially offset by an increase in accounts receivable of $40.7 million, a decrease in operating lease liabilities of $13.5 million and a decrease in income taxes payable and receivable of $8.5 million. The increase in accounts payable and other liabilities is due primarily to an increase in accrued advertising and related payables at Angi Inc. The decrease in other assets is due to decreases in prepaid hosting services at Corporate and Angi Inc. and capitalized downloadable search toolbar costs at Search. The increase in deferred revenue is due primarily to growth in subscription sales at Care.com and an increase in memberships at Angi Inc. The increase in accounts receivable is due primarily to revenue growth at Angi Inc. and the timing of cash receipts at Mosaic, partially offset by timing of cash receipts at Care.com. The decrease in operating lease liabilities is due to cash payments on leases net of interest accretion. The decrease in income taxes payable and receivable is due primarily to the release of income tax reserves due to statue expirations and income tax payments in excess of income tax accruals.
Net cash used in investing activities attributable to continuing operations includes the cash distribution to IAC related to the spin-off of Vimeo of $333.2 million, capital expenditures of $39.4 million primarily related to investments in capitalized software at Angi Inc. to support its products and services, and purchases of long-term investments of $7.2 million, primarily related to Turo, partially offset by maturities of marketable debt securities of $225.0 million.
Net cash used in financing activities attributable to continuing operations includes $220.0 million for the prepayment of the remaining balance of the ANGI Group Term Loan, which otherwise would have matured on November 5, 2023, $54.6 million for withholding taxes paid on behalf of Angi Inc. employees for stock-based awards that were net settled, $26.3 million for withholding taxes paid on behalf of IAC employees for stock-based awards that were net settled, $24.1 million for the purchase of redeemable noncontrolling interests, and $5.6 million for the repurchase of 0.5 million shares of Angi Inc. Class A common stock, on a settlement date basis, at an average price of 11.87 per share.
Discontinued Operations
Net cash provided by discontinued operations of $319.2 million for the six months ended June 30, 2021 relates to the operations of Vimeo. The Company does not expect cash flows from discontinued operations following the Spin-off.
Liquidity and Capital Resources
Financing Arrangements
Dotdash Meredith Term Loans and Dotdash Meredith Revolving Facility
On December 1, 2021, Dotdash Meredith entered into a credit agreement ("Dotdash Meredith Credit Agreement"), which provides for (i) the five-year $350 million Dotdash Meredith Term Loan A, (ii) the seven-year $1.25 billion Dotdash Meredith Term Loan B (and together with Dotdash Meredith Term Loan A, the "Dotdash Meredith Term Loans") and (iii) the five-year $150 million Dotdash Meredith Revolving Facility. The proceeds of the Dotdash Meredith Term Loans were used to fund a portion of the purchase price for the acquisition of Meredith and pay related fees and expenses.
The outstanding balances of the Dotdash Meredith Term Loan A and Dotdash Meredith Term Loan B were $341.3 million and $1.24 billion and bore interest at approximately 3.15% and 5.15% at June 30, 2022, respectively. Interest payments are due at least quarterly through the terms of the Dotdash Meredith Term Loans. The Dotdash Meredith Term Loan A requires quarterly principal payments of approximately $4.4 million through December 31, 2024, $8.8 million through December 31, 2025 and approximately $13.1 million thereafter through maturity. The Dotdash Meredith Term Loan B requires quarterly payments of $3.1 million through maturity. Commencing with the delivery of financial statements for the period ending December 31, 2022, pursuant to the Dotdash Meredith Credit Agreement, the Dotdash Meredith Term Loan B may require additional annual principal payments as part of an excess cash flow sweep provision, the amount of which, in part, is governed by Dotdash Meredith's net leverage ratio.

There were no outstanding borrowings under the Dotdash Meredith Revolving Facility at June 30, 2022. The annual commitment fee on undrawn funds is based on the consolidated net leverage ratio, as defined in the Dotdash Meredith Credit Agreement, most recently reported and was 35 basis points at June 30, 2022. Any borrowings under the Dotdash Meredith Revolving Facility would bear interest, at Dotdash Meredith's option, at either a base rate or term benchmark rate, plus an applicable margin, which is based on Dotdash Meredith's net leverage ratio.
As of the last day of any calendar quarter, if either (i) $1.00 or more of loans under the Dotdash Meredith Revolving Facility or Dotdash Meredith Term Loan A are outstanding, or (ii) the outstanding face amount of undrawn letters of credit, other than cash collateralized letters of credit at 102% of face value, exceeds $25 million, subject to certain increases for qualifying material acquisitions, then Dotdash Meredith will not permit the consolidated net leverage ratio as of the last day of such quarter to exceed 5.5 to 1.0. The Dotdash Meredith Credit Agreement also contains covenants that would limit Dotdash Meredith’s ability to pay dividends, incur incremental secured indebtedness, or make distributions or certain investments in the event a default has occurred or if Dotdash Meredith’s consolidated net leverage ratio exceeds 4.0 to 1.0. There were no such limitations at June 30, 2022.
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
The indenture governing the ANGI Group Senior Notes contains a covenant that would limit ANGI Group’s ability to incur liens for borrowed money in the event a default has occurred or ANGI Group’s secured leverage ratio exceeds 3.75 to 1.0, provided that ANGI Group is permitted to incur such liens under certain permitted credit facilities indebtedness notwithstanding the ratio, all as defined in the indenture. At June 30, 2022 there were no limitations pursuant thereto.
The $250 million ANGI Group Revolving Facility, which otherwise would have expired on November 5, 2023, was terminated effective August 3, 2021. No amounts were ever drawn under the ANGI Group Revolving Facility prior to its termination.
During the six months ended June 30, 2021, ANGI Group prepaid the remaining balance of $220.0 million of the ANGI Group Term Loan principal, which otherwise would have matured on November 5, 2023.
Investment in MGM Resorts International
On February 16, 2022, the Company purchased an additional 4.5 million shares of MGM for $202.5 million. Following this purchase, the Company owns approximately 63.5 million shares, representing a 16.2% ownership interest in MGM as of August 1, 2022.
Share Repurchase Authorizations and Activity
During the six months ended June 30, 2022, IAC repurchased 0.7 million shares of its common stock, on a trade date basis, at an average price of $80.38 per share, or $59.1 million in aggregate. At June 30, 2022, IAC has 7.3 million shares remaining in its share repurchase authorization.
During the six months ended June 30, 2022, Angi Inc. repurchased 1.0 million shares of its Class A common stock, on a trade date basis, at an average price of $7.80 per share, or $8.1 million in aggregate. At June 30, 2022 Angi Inc. has 15.0 million shares remaining in its share repurchase authorization.
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
The following table summarizes (i) the aggregate intrinsic value of IAC options, Angi Inc. options, Angi Inc. stock settled stock appreciation rights, IAC and Angi Inc. non-publicly traded subsidiary denominated stock settled stock appreciation rights and (ii) the aggregate fair value (based on stock prices as of August 5, 2022) of IAC and Angi Inc. RSUs and IAC restricted stock outstanding as of that date; assuming these awards were net settled on that date, the withholding taxes that would be paid by the Company on behalf of employees upon exercise or vesting that would be payable (assuming these equity awards are net settled with a 50% tax rate), and the shares that would have been issued are as follows:

	Aggregate intrinsic value / fair value of awards outstanding	Estimated withholding taxes payable on vested shares and shares that will vest by June 30, 2023	Estimated withholding taxes payable on shares that will vest after June 30, 2023	Estimated IAC shares to be issued
	(In thousands)
IAC
Stock settled stock appreciation rights denominated in shares of certain non-publicly traded IAC subsidiaries other than Angi Inc. subsidiaries (a)	$36,450	$8,866	$9,359	236
IAC denominated stock options (b)	182,214	91,107	—	1,178
IAC RSUs (c)	115,276	1,496	54,239	770
IAC restricted stock (d)	—	—	—	—
Total IAC outstanding employee stock-based awards	333,940	101,469	63,598	2,184

Angi Inc.
Angi Inc. stock appreciation rights	1,265	633	—	See footnote (f) below
Other Angi Inc. equity awards (a)(e)	136,321	17,722	49,159	See footnote (f) below
Total Angi outstanding employee stock-based awards	137,586	18,355	49,159
Total outstanding employee stock-based awards	$471,526	$119,824	$112,757
_____________________
(a)    The number of shares ultimately needed to settle these awards and the cash withholding tax obligation may vary significantly as a result of the determination of the fair value of the relevant subsidiary at the time of exercise. In addition, the number of shares required to settle these awards will be impacted by movement in the stock price of IAC.
(b)    The Company has the discretion to settle these awards net of withholding tax and exercise price (which is represented in the table above) or settle on a gross basis and require the award holder to pay its share of the withholding tax, which he or she may do by selling IAC common shares. Assuming all IAC stock options outstanding on August 5, 2022 were settled on a gross basis, i.e., through the issuance of a number of IAC common shares equal to the number of stock options exercised, the Company would have issued 2.9 million common shares and would have received $40.3 million in cash proceeds. These amounts reflect adjustments made to IAC awards upon the completion of the Spin-off.
(c)    Approximately 80% of the estimated withholding taxes payable on shares that will vest after June 30, 2023 is related to awards that are scheduled to cliff vest in 2025, the five-year anniversary of the grant date.

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
Contractual Obligations
At June 30, 2022, there have been no material changes outside of the ordinary course of business to the Company's contractual obligations since the disclosures for the year ended December 31, 2021, included in the Company's Annual Report on Form 10-K.
Capital and Other Expenditures
The Company anticipates that it will need to make capital and other expenditures in connection with the development and expansion of its operations. The Company's 2022 capital expenditures are expected to be higher than 2021 capital expenditures of $90.2 million by approximately 60% to 70%, primarily due to the development of capitalized software to support products and services at Angi Inc., Dotdash Meredith, and Care.com, partially offset by a decrease in capital expenditures at Corporate due to the purchase of a 50% interest in an aircraft in 2021.
Change-in-Control Payments
In December 2021, Dotdash Meredith recorded $60.1 million in change in control payments, which were triggered by the acquisition and the terms of certain former executives’ contracts. On July 1, 2022, Dotdash Meredith made $83.1 million in change in control payments. An additional payment of approximately $4.3 million will be made in the fourth quarter of 2022.
Liquidity Assessment
At June 30, 2022, the Company's consolidated cash, cash equivalents, and marketable equity securities, excluding MGM, were $1.8 billion, of which $361.0 million and $246.9 million was held by Angi Inc. and Dotdash Meredith, respectively. The Company's consolidated debt includes approximately $1.6 billion, which is a liability of Dotdash Meredith, Inc., a subsidiary of IAC, and $500.0 million, which is a liability of ANGI Group, a subsidiary of Angi Inc. On a consolidated basis, the Company generated negative cash flows from operating activities of $7.9 million for the six months ended June 30, 2022. For the six months ended June 30, 2022, the Company generated negative cash flows from operating activities of $11.3 million, excluding the negative cash flows from operating activities of $3.7 million generated by Dotdash Meredith and the positive cash flows from operating activities of $7.1 million generated by Angi Inc. Angi Inc. is a separate and distinct legal entity with its own public shareholders and board of directors and has no obligation to provide the Company with funds. As a result, the Company cannot freely access the cash of Angi Inc. and its subsidiaries. In addition, the Dotdash Meredith Credit Agreement contains covenants that would limit Dotdash Meredith’s ability to pay dividends, incur incremental secured indebtedness, or make distributions or certain investments in the event a default has occurred or if Dotdash Meredith’s consolidated net leverage ratio (as defined in the Dotdash Meredith Credit Agreement) exceeds 4.0 to 1.0. There were no such limitations at June 30, 2022.
The Company's liquidity could be negatively affected by a decrease in demand for its products and services due to COVID-19 or other factors.
The Company believes Angi Inc.'s and Dotdash's existing cash and cash equivalents and expected positive cash flows from operations and the Company's existing cash and cash equivalents will be sufficient to fund their respective normal operating requirements, including capital expenditures, debt service, the payment of withholding taxes paid on behalf of employees for net-settled stock-based awards, and investing and other commitments for the next twelve months. The Company may need to raise additional capital through future debt or equity financing to make additional acquisitions and investments beyond the next twelve months. Additional financing may not be available on terms favorable to the Company or at all, and may also be impacted by any disruptions in the financial markets caused by COVID-19 or otherwise. The indebtedness at Dotdash Meredith and Angi Inc., could further limit the Company's ability to raise incremental financing.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Equity Price Risk
On February 16, 2022, the Company purchased an additional 4.5 million shares of MGM for $202.5 million. Following this purchase, the Company owns approximately 63.5 million shares, representing a 16.2% ownership interest in MGM as of August 1, 2022.
The Company's results of operations and financial condition have been and may be materially impacted by increases or decreases in the price of MGM common shares, which are traded on the New York Stock Exchange. The Company recorded unrealized pre-tax losses of $825.3 million and $1.0 billion for the three and six months ended June 30, 2022, respectively. The Company recorded unrealized pre-tax gains of $275.1 million and $657.6 million for the three and six months ended June 30, 2021, respectively.
The cumulative unrealized net pre-tax gain through June 30, 2022 is $617.2 million. The carrying value of the Company's investment in MGM, which includes the cumulative unrealized pre-tax gains, was $1.8 billion and $2.6 billion at June 30, 2022 and December 31, 2021, respectively, which represents approximately 17% and 22% of IAC's consolidated total assets at June 30, 2022 and December 31, 2021, respectively. A $2.00 increase or decrease in the share price of MGM would, respectively, result in an unrealized pre-tax gain or loss of $127.1 million.
Interest Rate Risk
The Company's exposure to risk for changes in interest rates relates primarily to the Company's long-term debt.
During the six months ended June 30, 2022, Adjusted Term SOFR increased nearly 100 basis points relative to December 31, 2021.
At June 30, 2022, the principal amount of the Company's outstanding debt totals $2.1 billion, of which $1.6 billion is the Dotdash Meredith Term Loans, which bear interest at a variable rate, and $500.0 million is the ANGI Group Senior Notes, which bear interest at a fixed rate. If market rates decline relative to the interest rate on the ANGI Group Senior Notes, the Company runs the risk that the related required interest payments will exceed those based on market rates. A 100-basis point increase or decrease in the level of interest rates would, respectively, decrease or increase the fair value of the fixed-rate debt by $25.4 million. Such potential increase or decrease in fair value is based on certain simplifying assumptions, including an immediate increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period, nor changes in the credit profile. At June 30, 2022, the outstanding balance of $1.24 billion related to the Dotdash Meredith Term Loan B bore interest at Adjusted SOFR, subject to a minimum of 0.50%, plus 4.00%, or 5.15% and the outstanding balance of $341.3 million related to the Dotdash Meredith Term Loan A bore interest at Adjusted Term SOFR plus 2.00% or 3.15%. If Adjusted Term SOFR were to increase by 100 basis points, the annual interest expense on the Dotdash Meredith Term Loans would increase by $16.1 million. If Adjusted Term SOFR were to decrease by 100 basis points, the annual interest expense on the Dotdash Meredith Term Loan A would decrease by $11.6 million.

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
There were no changes to our internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Shareholder Litigation Arising Out of the MTCH Separation
This shareholder class action and derivative lawsuit pending in Delaware state court is described in detail under the captions Part I-Item 3-Legal Proceedings of our annual report on Form 10-K for the fiscal year ended December 31, 2021 (page 36) and Part II-Item 1-Legal Proceedings of our quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2022 (page 59). See David Newman v. IAC/InterActiveCorp et al., No. 2020-0505 (Delaware Chancery Court) and Construction Industry & Laborers Joint Pension Trust for Southern Nevada Plan A v. IAC/InterActiveCorp et al. (Delaware Chancery Court), which have been consolidated under the caption In re Match Group, Inc. Derivative Litigation, No. 2020-0505. This lawsuit alleges that the terms of the MTCH Separation (as defined on page 14 of this quarterly report) are unfair to the former Match Group public shareholders and unduly beneficial to IAC as a result of undue influence by IAC and Mr. Diller over the then Match Group directors who unanimously approved the transaction and asserts a variety of direct and derivative claims. There have been no material or otherwise noteworthy developments in this litigation since the filing of our quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2022. IAC believes that the allegations in this litigation are without merit and will continue to defend vigorously against them.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
The Company did not issue or sell any shares of its common stock or any other equity securities pursuant to unregistered transactions during the quarter ended June 30, 2022.

Issuer Purchases of Equity Securities
The following table sets forth purchases by the Company of shares of IAC common stock during the quarter ended June 30, 2022:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs (2)
April 2022	—	—	$—	8,036,226
May 2022	70,000	$85.65	70,000	7,966,226
June 2022	665,000	$79.82	665,000	7,301,226
Total	735,000	$80.38	735,000	7,301,226

(1) Reflects repurchases of IAC common stock made pursuant to the Company’s previously announced repurchase authorization in June 2020.
(2)     Represents the total number of shares of IAC common stock that remained available for repurchase as of June 30, 2022 under the Company's previously announced June 2020 repurchase authorization. IAC may purchase shares pursuant to this repurchase authorization over an indefinite period of time in the open market and in privately negotiated transactions, depending on those factors IAC management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.

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

Dated:	August 9, 2022
IAC/INTERACTIVECORP

		By:	/s/ CHRISTOPHER HALPIN
Christopher Halpin
Executive Vice President and Chief Financial Officer

Signature	Title	Date

/s/ CHRISTOPHER HALPIN	Executive Vice President and Chief Financial Officer	August 9, 2022
Christopher Halpin