Form 10-Q
period 2022-09-30
IAC Inc.
filed 2022-11-09
CIK 1800227

As filed with the Securities and Exchange Commission on November 9, 2022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2022
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from__________to__________
Commission File No. 001-39356

IAC INC.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of November 4, 2022, the following shares of the registrant's common stock were outstanding:

Common Stock	83,066,878
Class B common stock	5,789,499
Total	88,856,377

PART I
FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements
IAC INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	September 30, 2022	December 31, 2021
	(In thousands, except par value amounts)
ASSETS
Cash and cash equivalents	$1,607,384	$2,118,730
Marketable securities	16,343	19,788
Accounts receivable, net of reserves	587,567	693,208
Other current assets	269,869	242,188
Total current assets	2,481,163	3,073,914

Capitalized software, equipment, buildings, leasehold improvements and land, net	583,888	570,525
Goodwill	3,008,244	3,226,610
Intangible assets, net of accumulated amortization	1,282,503	1,414,892
Investment in MGM Resorts International	1,923,585	2,649,442
Long-term investments	311,291	327,838
Other non-current assets	850,899	1,037,067
TOTAL ASSETS	$10,441,573	$12,300,288

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Current portion of long-term debt	$30,000	$30,000
Accounts payable, trade	158,110	203,173
Deferred revenue	158,767	165,451
Accrued expenses and other current liabilities	738,371	980,574
Total current liabilities	1,085,248	1,379,198

Long-term debt, net	2,026,404	2,046,237
Deferred income taxes	108,638	385,890
Other long-term liabilities	650,795	721,262

Redeemable noncontrolling interests	32,385	18,741

Commitments and contingencies

SHAREHOLDERS' EQUITY:
Common Stock, $0.0001 par value; authorized 1,600,000 shares; 84,155 and 83,922 shares issued and 83,054 and 83,922 shares outstanding at September 30, 2022 and December 31, 2021, respectively	8	8
Class B common stock, $0.0001 par value; authorized 400,000 shares; 5,789 shares issued and outstanding at September 30, 2022 and December 31, 2021	1	1
Additional paid-in-capital	6,282,690	6,265,669
(Accumulated deficit) retained earnings	(263,600)	905,151
Accumulated other comprehensive (loss) income	(29,960)	4,397
Treasury stock, 1,101 shares at September 30, 2022	(85,323)	—
Total IAC shareholders' equity	5,903,816	7,175,226
Noncontrolling interests	634,287	573,734
Total shareholders' equity	6,538,103	7,748,960
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$10,441,573	$12,300,288
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands, except per share data)
Revenue	$1,300,901	$924,068	$3,988,827	$2,540,185
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	453,513	340,510	1,499,968	828,744
Selling and marketing expense	489,573	348,187	1,490,947	1,001,760
General and administrative expense	260,073	183,299	750,746	521,170
Product development expense	74,078	52,277	239,149	157,593
Depreciation	27,567	17,795	86,855	54,093
Amortization of intangibles	120,777	14,067	234,048	44,542
Goodwill impairment	—	—	86,748	—
Total operating costs and expenses	1,425,581	956,135	4,388,461	2,607,902
Operating loss	(124,680)	(32,067)	(399,634)	(67,717)
Interest expense	(29,433)	(6,032)	(74,862)	(18,463)
Unrealized gain (loss) on investment in MGM Resorts International	42,523	29,517	(970,112)	687,155
Other income (expense), net	19,678	79,539	(63,048)	133,388
(Loss) earnings from continuing operations before income taxes	(91,912)	70,957	(1,507,656)	734,363
Income tax benefit (provision)	26,065	(9,910)	325,517	(151,046)
Net (loss) earnings from continuing operations	(65,847)	61,047	(1,182,139)	583,317
Loss from discontinued operations, net of tax	—	—	—	(1,831)
Net (loss) earnings	(65,847)	61,047	(1,182,139)	581,486
Net loss (earnings) attributable to noncontrolling interests	2,024	(357)	13,388	3,089
Net (loss) earnings attributable to IAC shareholders	$(63,823)	$60,690	$(1,168,751)	$584,575

Per share information from continuing operations:
Basic (loss) earnings per share	$(0.74)	$0.68	$(13.51)	$6.58
Diluted (loss) earnings per share	$(0.74)	$0.65	$(13.51)	$6.16

Per share information attributable to IAC Common Stock and Class B common stock shareholders:
Basic (loss) earnings per share	$(0.74)	$0.68	$(13.51)	$6.56
Diluted (loss) earnings per share	$(0.74)	$0.65	$(13.51)	$6.14

Stock-based compensation expense by function:
Cost of revenue	$1,071	$18	$2,109	$52
Selling and marketing expense	2,315	1,449	6,264	3,766
General and administrative expense	24,860	11,762	74,791	48,695
Product development expense	2,871	2,209	9,296	5,291
Total stock-based compensation expense	$31,117	$15,438	$92,460	$57,804
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Net (loss) earnings	$(65,847)	$61,047	$(1,182,139)	$581,486
Other comprehensive (loss) income, net of income taxes:
Change in foreign currency translation adjustment	(18,173)	(1,560)	(36,266)	11,260
Change in unrealized gains and losses on available-for-sale marketable debt securities	—	—	—	(2)
Total other comprehensive (loss) income, net of income taxes	(18,173)	(1,560)	(36,266)	11,258
Comprehensive (loss) income, net of income taxes	(84,020)	59,487	(1,218,405)	592,744
Components of comprehensive loss (income) attributable to noncontrolling interests:
Net loss (earnings) attributable to noncontrolling interests	2,024	(357)	13,388	3,089
Change in foreign currency translation adjustment attributable to noncontrolling interests	1,061	477	1,904	(474)
Comprehensive loss attributable to noncontrolling interests	3,085	120	15,292	2,615
Comprehensive (loss) income attributable to IAC shareholders	$(80,935)	$59,607	$(1,203,113)	$595,359
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Three and nine months ended September 30, 2022
(Unaudited)

	Redeemable Noncontrolling Interests	Common Stock, $0.0001 par value		Class B common stock, $0.0001 par value		Common Stock, $0.001 par value		Class B common stock, $0.001 par value		Additional Paid-in-Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total IAC Shareholders' Equity	Noncontrolling Interests	Total Shareholders' Equity
		$	Shares	$	Shares	$	Shares	$	Shares
		(In thousands)
Balance at June 30, 2022	$27,408	$8	84,132	$1	5,789	$—	—	$—	—	$6,261,929	$(199,777)	$(12,852)	$(59,079)	$5,990,230	$634,933	$6,625,163
Net income (loss)	740	—	—	—	—	—	—	—	—	—	(63,823)	—	—	(63,823)	(2,764)	(66,587)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(17,112)	—	(17,112)	(1,061)	(18,173)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	18,741	—	—	—	18,741	13,304	32,045
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	—	23	—	—	—	—	—	—	(1,155)	—	—	—	(1,155)	—	(1,155)
Issuance of Angi Inc. common stock pursuant to stock-based awards, net of withholding taxes	—	—	—	—	—	—	—	—	—	(3,690)	—	4	—	(3,686)	1,566	(2,120)
Purchase of IAC treasury stock	—	—	—	—	—	—	—	—	—	—	—	—	(26,244)	(26,244)	—	(26,244)
Adjustment of noncontrolling interests to fair value	4,856	—	—	—	—	—	—	—	—	(4,856)	—	—	—	(4,856)	—	(4,856)
Adjustment to Vivian Health preferred shares to liquidation value	—	—	—	—	—	—	—	—	—	3,854	—	—	—	3,854	(3,854)	—
Adjustment to noncontrolling interests resulting from the reorganization of a foreign subsidiary	—	—	—	—	—	—	—	—	—	7,835	—	—	—	7,835	(7,835)	—
Other	(619)	—	—	—	—	—	—	—	—	32	—	—	—	32	(2)	30
Balance at September 30, 2022	$32,385	$8	84,155	$1	5,789	$—	—	$—	—	$6,282,690	$(263,600)	$(29,960)	$(85,323)	$5,903,816	$634,287	$6,538,103

Balance at December 31, 2021	$18,741	$8	83,922	$1	5,789	$—	—	$—	—	$6,265,669	$905,151	$4,397	$—	$7,175,226	$573,734	$7,748,960
Net loss	(1,647)	—	—	—	—	—	—	—	—	—	(1,168,751)	—	—	(1,168,751)	(11,741)	(1,180,492)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(34,362)	—	(34,362)	(1,904)	(36,266)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	53,682	—	—	—	53,682	40,971	94,653
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	—	233	—	—	—	—	—	—	(15,965)	—	—	—	(15,965)	—	(15,965)
Issuance of Angi Inc. common stock pursuant to stock-based awards, net of withholding taxes	—	—	—	—	—	—	—	—	—	(7,792)	—	5	—	(7,787)	1,744	(6,043)
Purchase of IAC treasury stock	—	—	—	—	—	—	—	—	—	—	—	—	(85,323)	(85,323)	—	(85,323)
Purchase of Angi Inc. treasury stock	—	—	—	—	—	—	—	—	—	(8,144)	—	—	—	(8,144)	—	(8,144)
Distribution to and purchase of noncontrolling interests	(1,179)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Adjustment of noncontrolling interests to fair value	28,897	—	—	—	—	—	—	—	—	(28,897)	—	—	—	(28,897)	—	(28,897)
Issuance of Vivian Health preferred shares, net of fees, and the reclassification and creation of noncontrolling interest and subsequent adjustment to liquidation value.	(11,782)	—	—	—	—	—	—	—	—	15,380	—	—	—	15,380	39,320	54,700
Adjustment to noncontrolling interests resulting from the reorganization of a foreign subsidiary	—	—	—	—	—	—	—	—	—	7,835	—	—	—	7,835	(7,835)	—
Other	(645)	—	—	—	—	—	—	—	—	922	—	—	—	922	(2)	920
Balance at September 30, 2022	$32,385	$8	84,155	$1	5,789	$—	—	$—	—	$6,282,690	$(263,600)	$(29,960)	$(85,323)	$5,903,816	$634,287	$6,538,103
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Three and nine months ended September 30, 2021
(Unaudited)

	Redeemable Noncontrolling Interests	Common Stock, $0.0001 par value		Class B common stock, $0.0001 par value		Common Stock, $0.001 par value		Class B common stock, $0.001 par value		Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total IAC Shareholders' Equity	Noncontrolling Interests	Total Shareholders' Equity
		$	Shares	$	Shares	$	Shares	$	Shares
		(In thousands)
Balance at June 30, 2021	$24,193	$8	83,444	$1	5,789	$—	—	$—	—	$6,341,667	$831,489	$5,686	$7,178,851	$566,297	$7,745,148
Net earnings (loss)	2,778	—	—	—	—	—	—	—	—	—	60,690	—	60,690	(2,421)	58,269
Other comprehensive loss, net of income taxes	(74)	—	—	—	—	—	—	—	—	—	—	(1,083)	(1,083)	(403)	(1,486)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	6,626	—	—	6,626	8,816	15,442
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	—	74	—	—	—	—	—	—	(8,792)	—	—	(8,792)	—	(8,792)
Issuance of Angi Inc. common stock pursuant to stock-based awards, net of withholding taxes	—	—	—	—	—	—	—	—	—	4,081	—	24	4,105	(5,171)	(1,066)
Purchase of Angi Inc. treasury stock	—	—	—	—	—	—	—	—	—	(29,766)	—	—	(29,766)	—	(29,766)
Distribution to and purchase of noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	(570)	(570)
Adjustment of noncontrolling interests to fair value	1,061	—	—	—	—	—	—	—	—	(1,061)	—	—	(1,061)	—	(1,061)
Other	(1,874)	—	—	—	—	—	—	—	—	(385)	—	—	(385)	410	25
Balance at September 30, 2021	$26,084	$8	83,518	$1	5,789	$—	—	$—	—	$6,312,370	$892,179	$4,627	$7,209,185	$566,958	$7,776,143

Balance at December 31, 2020	$231,992	$—	—	$—	—	$83	82,976	$6	5,789	$5,909,614	$694,042	$(6,170)	$6,597,575	$553,353	$7,150,928
Net earnings (loss)	3,487	—	—	—	—	—	—	—	—	—	584,575	—	584,575	(6,576)	577,999
Other comprehensive income (loss), net of income taxes	515	—	—	—	—	—	—	—	—	—	—	10,746	10,746	(41)	10,705
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	45,914	—	—	45,914	22,836	68,750
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	—	160	—	—	—	382	—	—	(37,866)	—	—	(37,866)	—	(37,866)
Issuance of Angi Inc. common stock pursuant to stock-based awards, net of withholding taxes	—	—	—	—	—	—	—	—	—	(53,366)	—	13	(53,353)	(2,454)	(55,807)
Purchase of Angi Inc. treasury stock	—	—	—	—	—	—	—	—	—	(35,403)	—	—	(35,403)	—	(35,403)
Issuance of Vimeo common stock and creation of noncontrolling interests, net of fees	40,785	—	—	—	—	—	—	—	—	258,965	—	—	258,965	—	258,965
Distribution to and purchase of noncontrolling interests	(24,085)	—	—	—	—	—	—	—	—	—	—	—	—	(570)	(570)
Adjustment of noncontrolling interests to fair value	777,592	—	—	—	—	—	—	—	—	(777,592)	—	—	(777,592)	—	(777,592)
Recapitalization of IAC upon Vimeo spin-off	—	8	83,358	1	5,789	(83)	(83,358)	(6)	(5,789)	80	—	—	—	—	—
Spin-off of IAC's investment in Vimeo	—	—	—	—	—	—	—	—	—	(38)	(386,438)	38	(386,438)	—	(386,438)
Elimination of Vimeo noncontrolling interest	(1,002,324)	—	—	—	—	—	—	—	—	1,002,324	—	—	1,002,324	—	1,002,324
Other	(1,878)	—	—	—	—	—	—	—	—	(262)	—	—	(262)	410	148
Balance at September 30, 2021	$26,084	$8	83,518	$1	5,789	$—	—	$—	—	$6,312,370	$892,179	$4,627	$7,209,185	$566,958	$7,776,143
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
	(In thousands)
Cash flows from operating activities attributable to continuing operations:
Net (loss) earnings	$(1,182,139)	$581,486
Less: Loss from discontinued operations, net of tax	—	(1,831)
Net (loss) earnings from continuing operations	(1,182,139)	583,317
Adjustments to reconcile net (loss) earnings to net cash (used in) provided by operating activities attributable to continuing operations:
Stock-based compensation expense	92,460	57,804
Amortization of intangibles	234,048	44,542
Depreciation	86,855	54,093
Provision for credit losses	87,657	66,428
Goodwill impairment	86,748	—
Deferred income taxes	(333,202)	150,617
Unrealized loss (gain) on investment in MGM Resorts International	970,112	(687,155)
Losses (gains) on investments in equity securities, net	10,145	(44,963)
Unrealized increase in the estimated fair value of a warrant	(21,318)	(102,331)
Non-cash lease expense (including right-of-use asset impairments)	56,879	24,497
Pension and postretirement benefit expense	78,088	—
Other adjustments, net	23,900	41,278
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	3,607	(114,645)
Other assets	261	19,001
Operating lease liabilities	(47,726)	(20,513)
Accounts payable and other liabilities	(244,371)	103,756
Income taxes payable and receivable	(3,696)	(6,037)
Deferred revenue	199	39,940
Net cash (used in) provided by operating activities attributable to continuing operations	(101,493)	209,629
Cash flows from investing activities attributable to continuing operations:
Acquisitions, net of cash acquired	—	(25,364)
Capital expenditures	(112,840)	(69,401)
Proceeds from maturities of marketable debt securities	—	225,000
Cash distribution related to the spin-off of IAC's investment in Vimeo	—	(333,184)
Net proceeds from the sale of businesses and investments	41,272	11,915
Purchases of investment in MGM Resorts International	(244,256)	—
Purchases of investments	(3,036)	(23,892)
Decrease in notes receivable	19,497	—
Other, net	5,215	(1,627)
Net cash used in investing activities attributable to continuing operations	(294,148)	(216,553)
Cash flows from financing activities attributable to continuing operations:
Principal payments on Dotdash Meredith Term Loans	(22,500)	—
Principal payments on ANGI Group Term Loan	—	(220,000)
Debt issuance costs	(785)	—
Proceeds from the issuance of Vivian Health preferred shares, net of fees	34,700	—
Purchase of IAC treasury stock	(85,323)	—
Purchase of Angi Inc. treasury stock	(8,144)	(35,403)
Proceeds from the exercise of IAC stock options	—	1,496
Withholding taxes paid on behalf of IAC employees on net settled stock-based awards	(17,058)	(35,093)
Withholding taxes paid on behalf of Angi Inc. employees on net settled stock-based awards	(5,587)	(56,135)
Purchase of noncontrolling interests	(1,179)	(24,655)
Other, net	4,637	685
Net cash used in financing activities attributable to continuing operations	(101,239)	(369,105)
Total cash used in continuing operations	(496,880)	(376,029)
Net cash provided by operating activities attributable to discontinued operations	—	18,053
Net cash provided by investing activities attributable to discontinued operations	—	7,602
Net cash provided by financing activities attributable to discontinued operations	—	293,577
Total cash provided by discontinued operations	—	319,232
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(7,913)	(156)
Net decrease in cash and cash equivalents and restricted cash	(504,793)	(56,953)
Cash and cash equivalents and restricted cash at beginning of period	2,121,864	3,477,110
Cash and cash equivalents and restricted cash at end of period	$1,617,071	$3,420,157
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Acquisition of Meredith
On December 1, 2021, Dotdash Media Inc. (formerly known as About Inc., and referred to herein as "Dotdash"), a wholly-owned subsidiary of IAC Inc. (formerly known as IAC/InterActiveCorp, and referred to herein as "IAC"), completed the acquisition of Meredith Holdings Corporation ("Meredith"), which holds Meredith Corporation's national media business, consisting of its digital and magazine businesses, and its corporate operations. The parent of the combined entity is Dotdash Meredith, Inc. ("Dotdash Meredith"). See “Note 2—Business Combination” for a description of the acquisition of Meredith.
Vimeo Spin-off
On May 25, 2021, IAC completed the spin-off of its full stake in Vimeo, Inc. (formerly Vimeo Holdings, Inc. ("Vimeo")) to IAC shareholders (which we refer to as the “Spin-off”). Following the Spin-off, Vimeo became an independent, separately traded public company. Therefore, Vimeo is presented as a discontinued operation within IAC's financial statements for all periods prior to May 25, 2021. See “Note 12—Discontinued Operations” for additional details.
Nature of Operations
IAC today is comprised of Dotdash Meredith, Angi Inc. and Care.com, as well as a number of other businesses ranging from early stage to established.
As used herein, "IAC," the "Company," "we," "our" or "us" and similar terms refer to IAC Inc. and its subsidiaries (unless the context requires otherwise).
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
COVID-19 Update
The impact on the Company from the COVID-19 pandemic and the measures designed to contain its spread continues to have a negative impact on year-over-year financial performance at Angi Inc. and Dotdash Meredith.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Angi Inc.
As previously disclosed, the impact of COVID-19 on the businesses in IAC's Angi Inc. segment initially resulted in a decline in demand for service requests, driven primarily by decreases in demand in certain categories of jobs (particularly discretionary indoor projects). While these businesses experienced a rebound in service requests from mid-2020 through early 2021, service requests started to decline in May 2021 and have continued to decline during 2022 due, in part, to COVID-19 measures that were more widely in place in prior periods. Angi Inc.'s ability to monetize service requests rebounded modestly in the second half of 2021 and the first half of 2022, however, that improved monetization plateaued in the third quarter of 2022 and is now in line with monetization rates experienced pre-COVID-19.
Dotdash Meredith
Traffic to Dotdash’s sites is down relative to last year when COVID-19 measures were still more widely in place. As a result, digital advertising and performance marketing revenue at Dotdash, excluding Meredith, declined compared to 2021 due to lower traffic to its sites compared to prior year COVID-19 traffic highs. Post acquisition, Meredith has experienced a similar impact to its digital advertising revenue.
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
On an ongoing basis, the Company evaluates its estimates, judgments and assumptions, including those related to: the fair values of cash equivalents and marketable equity securities; the carrying value of accounts receivable, including the determination of the allowance for credit losses and the determination of revenue reserves; the determination of the customer relationship period for certain costs to obtain a contract with a customer; the carrying value of right-of-use assets ("ROU assets"); the useful lives and recoverability of capitalized software, equipment, buildings and leasehold improvements and definite-lived intangible assets; the fair value of assets acquired and liabilities assumed as a result of an acquisition and the allocation of purchase price thereto; the recoverability of goodwill and indefinite-lived intangible assets; the fair value of equity securities without readily determinable fair values; contingencies; the fair value of acquisition-related contingent consideration arrangements; unrecognized tax benefits; the valuation allowance for deferred income tax assets; pension and postretirement benefit expenses, including actuarial assumptions regarding discount rates, expected returns on plan assets, inflation and healthcare costs; and the fair value of and forfeiture rates for stock-based awards, among others. The Company bases its estimates, judgments and assumptions on historical experience, its forecasts and budgets and other factors that the Company considers relevant.
General Revenue Recognition
Revenue is recognized when control of the promised services or goods is transferred to the Company's customers and in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services or goods.
The Company's disaggregated revenue disclosures are presented in "Note 8—Segment Information."

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Deferred Revenue
Deferred revenue consists of payments that are received or are contractually due in advance of the Company's performance obligation. The Company’s deferred revenue is reported on a contract-by-contract basis at the end of each reporting period. The Company classifies deferred revenue as current when the remaining term of the applicable subscription period or expected completion of its performance obligation is one year or less. The current and non-current deferred revenue balances are $165.5 million and $0.4 million, respectively, at December 31, 2021, and $137.7 million and $0.7 million, respectively, at December 31, 2020. During the nine months ended September 30, 2022, the Company recognized $147.3 million of revenue that was included in the deferred revenue balance at December 31, 2021. During the nine months ended September 30, 2021, the Company recognized $123.5 million of revenue that was included in the deferred revenue balance at December 31, 2020. The current and non-current deferred revenue balances are $158.8 million and $0.3 million, at September 30, 2022, respectively. Non-current deferred revenue is included in "Other long-term liabilities" in the balance sheet.
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
Commissions Paid to Third-Party Agent Sales of Magazine Subscriptions
Dotdash Meredith uses third-party agents to obtain certain subscribers. The agents are paid a commission, which can be as much as the subscription price charged to the subscriber. Dotdash Meredith subscriptions do not have substantive termination penalties; therefore, the contract term is determined on an issue-by-issue basis. Accordingly, these do not qualify for capitalization because there is no contract with a customer until a copy is served to a customer; therefore these costs are expensed when the publication is sent to the customer. Dotdash Meredith recognizes a liability to the extent the commission is refundable to the third-party agent. Dotdash Meredith expenses additional amounts paid to agents (such as per subscriber bounties) to acquire subscribers as incurred. Expenses related to third-party agent sales of magazine subscriptions are included in "Selling and marketing expense" in the statement of operations.
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

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
App Store Fees
The Company pays fees to the Apple App Store and the Google Play Store for the distribution of our paid mobile apps. The Company capitalizes and amortizes mobile app store fees related to subscriptions over the term of the applicable subscription. The amortization of mobile app store fees is included in "Cost of revenue" in the statement of operations.
The following table presents the capitalized costs to obtain a contract with a customer at September 30, 2022 and December 31, 2021, respectively:

	September 30, 2022			December 31, 2021
	Sales Commissions	App Store Fees	Total	Sales Commissions	App Store Fees	Total
	(In thousands)
Current	$49,421	$9,052	$58,473	$39,669	$9,023	$48,692
Non-current	4,596	—	4,596	6,086	—	6,086
Total	$54,017	$9,052	$63,069	$45,755	$9,023	$54,778
The current and non-current capitalized costs to obtain a contract with a customer are included in "Other current assets" and "Other non-current assets," respectively, in the balance sheet.
Certain Risks and Concentrations—Services Agreement with Google (the "Services Agreement")
The Company and Google are parties to an amended Services Agreement, which expires on March 31, 2024 and provides for an automatic renewal for an additional one-year period absent a notice of non-renewal from either party on or before March 31, 2023. The Company earns certain other advertising revenue from Google that is not attributable to the Services Agreement. A meaningful portion of the Company's net cash from operating activities attributable to continuing operations that it can freely access is attributable to revenue earned pursuant to the Services Agreement and other revenue earned from Google.
For the three and nine months ended September 30, 2022, total revenue earned from Google was $161.6 million and $524.3 million, respectively, representing 12% and 13%, respectively, of the Company's revenue. The total revenue earned from the Services Agreement for the three and nine months ended September 30, 2022 was $117.3 million and $386.6 million, respectively, representing 9% and 10%, respectively, of the Company's total revenue. For the three and nine months ended September 30, 2021, total revenue earned from Google was $185.6 million and $527.0 million, respectively, representing 20% and 21%, respectively, of the Company's revenue. The total revenue earned from the Services Agreement for the three and nine months ended September 30, 2021 was $168.0 million and $471.3 million, respectively, representing 18% and 19%, respectively, of the Company's total revenue. The related accounts receivable totaled $58.3 million and $89.1 million at September 30, 2022 and December 31, 2021, respectively.
The revenue attributable to the Services Agreement is earned by Ask Media Group and the Desktop business, both within the Search segment. For the three and nine months ended September 30, 2022, revenue earned from the Services Agreement was $97.3 million and $315.4 million, respectively, within Ask Media Group and $20.0 million and $71.2 million, respectively, within the Desktop business. For the three and nine months ended September 30, 2021, revenue earned from the Services Agreement was $137.9 million and $382.5 million, respectively, within Ask Media Group and $30.1 million and $88.8 million, respectively, within the Desktop business.
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

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Certain industry-wide policy changes became effective on August 27, 2020. These industry-wide changes, combined with increased enforcement of policies under the Services Agreement, have had a negative impact on the results of operations of the B2C business. During the fourth quarter of 2020, Google suspended services with respect to some B2C's products and may do so with respect to other products in the future. As a result, the B2C business elected to modify certain marketing strategies in early January 2021. Subsequently, Google informed us of another policy change in the first quarter of 2021 that became effective on May 10, 2021. We anticipated that this Google policy change would eliminate our ability to successfully introduce and market new B2C products that would be profitable. Therefore, we undertook cost reduction measures and effectively eliminated all marketing of B2C products beginning in March 2021. This elimination of marketing positively impacted profitability starting in the second quarter of 2021 because revenue from B2C products is earned over multiple periods beyond just the period in which the initial marketing is incurred. Following the cessation of the introduction of new products in March 2021, the B2C revenue stream relates solely to the then existing installed base of products. We expect future revenue and profits of the B2C business to continue to decline significantly.
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
NOTE 2—BUSINESS COMBINATION
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

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The table below summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

(In thousands)
Cash and cash equivalents	$12,436
Accounts receivable	369,549
Other current assets	96,116
Leasehold improvements, equipment, buildings, land and capitalized software	274,026
Goodwill	1,468,032
Intangible assets	1,213,159
Other non-current assets	677,153
Total assets	4,110,471
Customer deposit liability	(142,206)
Other current liabilities	(401,857)
Deferred income taxes	(294,715)
Other non-current liabilities	(585,228)
Net assets acquired	$2,686,465
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
The preliminary fair values of the identifiable intangible assets acquired at the date of acquisition are as follows:

	(In thousands)	Useful Life (Years)
Indefinite-lived trade names and trademarks	$450,150	Indefinite-lived
Advertiser relationships	297,000	5
Licensee relationships	171,000	3-6
Digital content	96,200	2-3
Subscriber relationships	71,109	1-2
Developed technology	66,200	2-3
Trade name and trademarks	61,500	1-5
Total identifiable intangible assets acquired	$1,213,159
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
The provisional amounts for assets acquired and liabilities assumed include the fair value of:
1.accounts receivable and other receivables, which has been adjusted for an estimated $3.8 million of gross contractual amounts not expected to be collected, may be subject to adjustment for reassessment of collectability as of the date of acquisition, collections and other adjustments subsequent to the acquisition;

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
2.prepaid expenses and other current and noncurrent assets, which will be subject to adjustment based upon a review of recoverability and consideration of other factors;
3.inventory;
4.leasehold improvements, equipment, buildings, land and capitalized software, for which the preliminary estimates are subject to revision for:
a.identification of assets acquired;
b.finalization of preliminary appraisals; and
c.determination of useful lives;
5.ROU assets and lease liabilities, which will be subject to adjustment upon completion of the review of the inputs, including sublease assumptions, for the calculations;
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
8.contingencies, the initial estimated recorded liability for which is approximately $60 million, including indemnification liabilities, will be subject to adjustment for additional items that are identified and for additional information obtained that will assist in the determination of liabilities as of the date of acquisition;
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

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Unaudited pro forma financial information
The unaudited pro forma financial information in the table below presents the results of the Company and Meredith as if the Meredith acquisition had occurred on January 1, 2020. The unaudited pro forma financial information includes adjustments required under the acquisition method of accounting and is presented for informational purposes only and is not necessarily indicative of the results that would have been achieved had this acquisition occurred on January 1, 2020. For the three and nine months ended September 30, 2021, pro forma adjustments include an increase in amortization expense of $38.2 million and $108.7 million, respectively, related to intangible asset adjustments in purchase accounting.

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
	(In thousands, except per share data)
Revenue	$1,437,989	$4,047,635
Net earnings from continuing operations	$54,186	$618,622
Basic earnings per share from continuing operations	$0.60	$6.98
Diluted earnings per share from continuing operations	$0.57	$6.54
Net earnings attributable to IAC shareholders	$53,829	$619,880
Basic earnings per share attributable to IAC shareholders	$0.60	$6.96
Diluted earnings per share attributable to IAC shareholders	$0.57	$6.51
NOTE 3—GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets, net are as follows:

	September 30, 2022	December 31, 2021
	(In thousands)
Goodwill	$3,008,244	$3,226,610
Intangible assets with definite lives, net of accumulated amortization	588,679	735,743
Intangible assets with indefinite lives	693,824	679,149
Total goodwill and intangible assets, net	$4,290,747	$4,641,502
The following table presents the balance of goodwill by reportable segment, including the changes in the carrying value of goodwill, for the nine months ended September 30, 2022:

	Balance at December 31, 2021	Deductions	Impairment	Foreign Exchange Translation	Balance at September 30, 2022
	(In thousands)
Dotdash Meredith	$1,567,843	$(115,994)	$—	$—	$1,451,849
Angi Inc.	916,375	(816)	—	(12,089)	903,470
Emerging & Other	742,392	(2,719)	(86,748)	—	652,925
Total	$3,226,610	$(119,529)	$(86,748)	$(12,089)	$3,008,244
Deductions at Dotdash Meredith are primarily due to adjustments to the fair values of certain assets acquired and liabilities assumed related to Meredith, acquired by Dotdash on December 1, 2021, and the sale of a business at Dotdash Meredith. Deductions at Angi are due to working capital adjustments related to Total Home Roofing (“Angi Roofing”), acquired on July 1, 2021. Deductions at the Emerging & Other segment are due to the sale of a business at Mosaic Group.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
In the second quarter of 2022, the Company reassessed the fair value of the Mosaic Group reporting unit (included in the Emerging & Other segment) and recorded an impairment of $86.7 million as a result of the projected reduction in future revenue and profits from the business and lower trading multiples of a selected peer group of companies. The fair value of the Mosaic Group reporting unit was determined using both an income approach based on discounted cash flows ("DCF") and a market approach. Determining fair value using a DCF analysis requires the exercise of significant judgment with respect to several items, including the amount and timing of expected future cash flows and appropriate discount rates. The expected cash flows used in the DCF analyses were based on the most recent forecast for Mosaic Group. For years beyond the forecast period, the Mosaic Group estimates was based, in part, on forecasted growth rates. The discount rate used in the DCF analyses was 16.0% and was intended to reflect the risks inherent in the expected future cash flows of the Mosaic Group reporting unit. Determining fair value using a market approach considers multiples of financial metrics based on both acquisitions and trading multiples of a selected peer group of companies. From the comparable companies, a representative market multiple is determined, which is applied to financial metrics to estimate the fair value of the Mosaic Group reporting unit. To determine a peer group of companies for the Mosaic Group reporting unit, the Company considered companies relevant in terms of consumer use, monetization model, margin and growth characteristics, and brand strength operating in their respective markets. At September 30, 2022, Mosaic Group has goodwill of $153.6 million and the carrying value of this reporting unit approximates its fair value. Any subsequent declines in the fair value of Mosaic Group will result in additional goodwill impairment charges to the extent the carrying value exceeds the fair value.
The aggregate carrying value of goodwill for which the most recent estimate of the excess of fair value over carrying value is less than 20% is approximately $644.5 million.
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
The September 30, 2022 and December 31, 2021 goodwill balances reflect accumulated impairment losses of $981.3 million and $198.3 million at Search and Dotdash Meredith, respectively. The September 30, 2022 goodwill balance also reflects an impairment loss of $86.7 million related to the impairment at Mosaic Group reporting unit (included in the Emerging & Other segment). As a result of impairments recorded in 2020, the Search reportable segment has no goodwill.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
At September 30, 2022 and December 31, 2021, intangible assets with definite lives are as follows:

	September 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-Average Useful Life
	(In thousands)			(Years)
Advertiser relationships	$297,000	$(67,907)	$229,093	5.0
Technology	198,429	(159,347)	39,082	3.5
Licensee relationships	171,000	(34,817)	136,183	4.9
Content	106,639	(50,834)	55,805	2.9
Trade names	101,594	(30,404)	71,190	5.5
Service professional relationships	97,143	(96,828)	315	3.0
Customer lists and user base	68,371	(39,526)	28,845	6.4
Subscriber relationships	56,300	(28,134)	28,166	2.0
Total	$1,096,476	$(507,797)	$588,679	4.3

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-Average Useful Life
	(In thousands)			(Years)
Advertiser relationships	$334,000	$(6,386)	$327,614	5.2
Technology	133,318	(106,415)	26,903	4.2
Licensee relationships	150,000	(2,923)	147,077	4.9
Content	10,439	(10,439)	—	3.4
Trade names	145,598	(18,224)	127,374	5.1
Service professional relationships	98,789	(97,877)	912	3.0
Customer lists and user base	68,730	(32,606)	36,124	6.4
Subscriber relationships	73,700	(3,961)	69,739	2.0
Total	$1,014,574	$(278,831)	$735,743	4.6
At September 30, 2022, amortization of intangible assets with definite lives is estimated to be as follows:

(In thousands)
Remainder of 2022	$66,898
2023	207,069
2024	133,941
2025	84,295
2026	68,864
Thereafter	27,612
Total	$588,679

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 4—DOTDASH MEREDITH RESTRUCTURING CHARGES, TRANSACTION-RELATED EXPENSES AND CHANGE-IN-CONTROL PAYMENTS
Restructuring Charges
In the first quarter of 2022, Dotdash Meredith announced its plans to discontinue certain print publications and the shutdown of PeopleTV to focus the portfolio and further enable investments toward digital growth. The discontinued print publications consist of Entertainment Weekly, InStyle, EatingWell, Health, Parents, and People en Español, with the April 2022 issues as the final print editions, and Martha Stewart Living, with the May 2022 issue as the final print edition. Dotdash Meredith also announced a voluntary retirement program in the first quarter of 2022 to its employees who met certain age and service requirements. In addition, actions were taken to improve efficiencies following the Meredith acquisition, including vacating leased office space.
For the three and nine months ended September 30, 2022, the Company incurred $24.7 million and $60.8 million, respectively, of related restructuring charges, including $3.4 million and $36.5 million, respectively, of severance and related costs. The restructuring charges for both the three and nine months ended September 30, 2022 include $21.3 million of impairment charges related to the consolidation of certain leased spaces following the Meredith acquisition; $14.3 million related to the impairment of a ROU asset, which is included in "General and administrative expense," and $7.0 million related to the impairment of leasehold improvements and furniture and equipment, which is included in "Depreciation" in the statement of operations.
A summary of the costs incurred, payments made and related accruals for the nine months ended September 30, 2022 is presented below:

	September 30, 2022
	Digital	Print	Other (a)	Total
	(In thousands)
Restructuring charge accruals
Charges incurred	$29,090	$26,051	$5,696	$60,837
Payments	(5,888)	(16,865)	(2,038)	(24,791)
Non-cash (b)	(21,309)	(425)	—	(21,734)
Restructuring accruals as of September 30, 2022	$1,893	$8,761	$3,658	$14,312
_____________________
(a)    Other comprises unallocated corporate expenses, which are corporate overhead expenses not attributable to the Digital or Print segments.
(b)    Includes $21.3 million impairment of ROU assets, leasehold improvements and furniture and equipment and $0.4 million related to the write-off of inventory.
The costs are allocated as follows in the statement of operations:

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
	(In thousands)
Cost of revenue	$1,320	$17,921
Selling and marketing expense	636	10,251
General and administrative expense	15,702	24,560
Product development expense	84	1,099
Depreciation	7,006	7,006
Total	$24,748	$60,837

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Dotdash Meredith anticipates the estimated remaining costs associated with the 2022 restructuring events will be approximately $1.0 million and will be paid by December 31, 2023 from existing cash on hand. A summary of the remaining costs is presented below:

	As of September 30, 2022
	Digital	Print	Other (a)	Total
	(In thousands)
Remaining estimated restructuring costs	$64	$352	$551	$967
Transaction-Related Expenses
For the three and nine months ended September 30, 2022, Dotdash Meredith incurred $0.8 million and $6.0 million, respectively, of transaction-related expenses related to the acquisition of Meredith.
Change-in-Control Payments
In December 2021, Dotdash Meredith recorded $60.1 million in change-in-control payments, which were triggered by the acquisition and the terms of certain former executives’ contracts. On July 1, 2022, Dotdash Meredith made $83.1 million in change-in-control payments, which included amounts accrued in December 2021, as well as amounts previously accrued that became payable following the change in control. On October 3, 2022, Dotdash Meredith made the final $4.3 million in change-in-control payments.
NOTE 5—FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
Marketable Securities
At September 30, 2022 and December 31, 2021, the fair value of marketable securities are as follows:

	September 30, 2022	December 31, 2021
	(In thousands)
Marketable equity securities	$16,343	$19,788
Total marketable securities	$16,343	$19,788
The Company has two investments in marketable equity securities, other than the investment in MGM Resorts International ("MGM"), at September 30, 2022, which are both carried at fair value following the investees' initial public offerings ("IPO"), which took place in the third quarter of 2021 and the first quarter of 2022, respectively. Prior to the respective IPOs, these investments were accounted for as equity securities without readily determinable fair values. The Company recorded net unrealized pre-tax losses of $14.0 million and $8.3 million during the three and nine months ended September 30, 2022 for these investments, respectively, and an unrealized pre-tax gain of $25.8 million in both the three and nine months ended September 30, 2021 for the investment that went public in the third quarter of 2021. For the three and nine months ended September 30, 2021, the Company recorded a realized loss of $3.5 million and a realized gain of $7.2 million related to another marketable equity security that was sold in the third quarter of 2021. The net unrealized and realized pre-tax losses and gains related to these investments are included in "Other income (expense), net" in the statement of operations.
Investment in MGM Resorts International

	September 30, 2022	December 31, 2021
	(In thousands)
Investment in MGM Resorts International	$1,923,585	$2,649,442

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
In the first and third quarters of 2022, the Company purchased a total of 5.7 million additional shares of MGM for $244.3 million. Following these purchases, the Company owns approximately 64.7 million shares, representing a 16.9% ownership interest in MGM as of October 31, 2022. The fair value of the investment in MGM is remeasured each reporting period based upon MGM's closing stock price on the New York Stock Exchange on the last trading day in the reporting period and any unrealized gains or losses are included in the statement of operations. The Company recorded an unrealized pre-tax gain of $42.5 million and an unrealized pre-tax loss of $970.1 million for the three and nine months ended September 30, 2022 on its investment in MGM, respectively. For the three and nine months ended September 30, 2021, the Company recorded unrealized pre-tax gains on its investment in MGM of $29.5 million and $687.2 million, respectively. The cumulative unrealized net pre-tax gain through September 30, 2022 is $659.7 million.
Long-term Investments
Long-term investments consist of:

	September 30, 2022	December 31, 2021
	(In thousands)
Equity securities without readily determinable fair values	$307,047	$324,649
Equity method investment	4,244	3,189
Total long-term investments	$311,291	$327,838
Equity Securities without Readily Determinable Fair Values
The following table presents a summary of unrealized pre-tax gains and losses recorded in "Other income (expense), net" in the statement of operations as adjustments to the carrying value of equity securities without readily determinable fair values held at September 30, 2022 and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Upward adjustments (gross unrealized pre-tax gains)	$8,245	$7,616	$8,245	$8,992
Downward adjustments including impairments (gross unrealized pre-tax losses)	—	(100)	(22,376)	(100)
Total	$8,245	$7,516	$(14,131)	$8,892
The cumulative upward and downward adjustments (including impairments) to the carrying value of equity securities without readily determinable fair values held at September 30, 2022 were $36.9 million and $61.0 million, respectively.
Realized and unrealized pre-tax gains and losses for the Company's investments without readily determinable fair values for the three and nine months ended September 30, 2022 and 2021 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Realized pre-tax gains, net, for equity securities	$11,840	$3,022	$12,302	$3,103
Unrealized pre-tax gains (losses), net, on equity securities held	8,245	7,516	(14,131)	8,892
Total pre-tax gains (losses), net recognized	$20,085	$10,538	$(1,829)	$11,995
All pre-tax gains and losses on equity securities without readily determinable fair values, realized and unrealized, are recognized in "Other income (expense), net" in the statement of operations.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Equity Method Investment
The Company owns common shares of Turo Inc. ("Turo"), a peer-to-peer car sharing marketplace. This investment is accounted for under the equity method of accounting given the Company's ownership interest at September 30, 2022 of approximately 26.7% on a fully diluted basis in the form of preferred shares, which are not common stock equivalents. The Company accounts for the equity losses for this investment on a one quarter lag. These equity losses were immaterial.
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
The following tables present the Company's financial instruments that are measured at fair value on a recurring basis:

	September 30, 2022
	Quoted Market Prices for Identical Assets in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$1,224,922	$—	$—	$1,224,922
Time deposits	—	11,039	—	11,039
Marketable equity securities	16,343	—	—	16,343
Investment in MGM	1,923,585	—	—	1,923,585
Other non-current assets:
Warrant	—	—	130,612	130,612
Total	$3,164,850	$11,039	$130,612	$3,306,501

IAC INC. AND SUBSIDIARIES
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
The following tables present the changes in the Company's financial instruments that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended September 30,
	2022	2021
	Warrant	Warrant	Contingent Consideration Arrangements
	(In thousands)
Balance at July 1	$122,145	$60,532	$—
Total net gains (losses):
Fair value adjustments included in earnings	8,467	47,075	(15,000)
Balance at September 30	$130,612	$107,607	$(15,000)

	Nine Months Ended September 30,
	2022		2021
	Warrant	Contingent Consideration Arrangements	Warrant	Contingent Consideration Arrangements
	(In thousands)
Balance at January 1	$109,294	$(612)	$5,276	$—
Total net gains (losses):
Fair value adjustments included in earnings	21,318	612	102,331	(15,000)
Balance at September 30	$130,612	$—	$107,607	$(15,000)
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

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Contingent Consideration Arrangements
At September 30, 2022, the Company has two outstanding contingent consideration arrangements related to business combinations. The maximum contingent payments related to these arrangements is $7.0 million, however, as of September 30, 2022 the Company does not expect to make any further payments on these arrangements. At September 30, 2021, the Company had one outstanding contingent consideration arrangement related to a business combination. During the third quarter of 2021, the Company recorded a $15.0 million loss related to this contingent consideration arrangement due to a change in estimate of the liability related to this arrangement. The amount was paid in full during the fourth quarter of 2021.
Assets measured at fair value on a nonrecurring basis
The Company's non-financial assets, such as goodwill, intangible assets, ROU assets and capitalized software, equipment, buildings and leasehold improvements, are adjusted to fair value only when an impairment is recognized. The Company's financial assets, comprising equity securities without readily determinable fair values, are adjusted to fair value when observable price changes are identified or an impairment is recognized. Such fair value measurements are based predominantly on Level 3 inputs. See "Note 3—Goodwill and Intangible Assets" for a detailed description of the Mosaic Group goodwill impairment recorded in the second quarter of 2022.
Financial instruments measured at fair value only for disclosure purposes
The following table presents the carrying value and the fair value of financial instruments measured at fair value only for disclosure purposes:

	September 30, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Current portion of long-term debt	$(30,000)	$(27,150)	$(30,000)	$(29,550)
Long-term debt, net(a)	$(2,026,404)	$(1,748,636)	$(2,046,237)	$(2,061,450)
_____________________
(a)    At September 30, 2022 and December 31, 2021, the carrying value of long-term debt, net includes unamortized original issue discount and debt issuance costs of $21.1 million and $23.8 million, respectively.
At September 30, 2022 and December 31, 2021, the fair value of long-term debt, including the current portion, is estimated using observable market prices or indices for similar liabilities, which are Level 2 inputs.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 6—LONG-TERM DEBT
Long-term debt consists of:

	September 30, 2022	December 31, 2021
	(In thousands)
Dotdash Meredith Debt
Dotdash Meredith Term Loan A ("Dotdash Meredith Term Loan A") due December 1, 2026	$336,875	$350,000
Dotdash Meredith Term Loan B ("Dotdash Meredith Term Loan B") due December 1, 2028	1,240,625	1,250,000
Total Dotdash Meredith long-term debt	1,577,500	1,600,000
Less: current portion of Dotdash Meredith long-term debt	30,000	30,000
Less: original issue discount	5,521	6,176
Less: unamortized debt issuance costs	10,673	12,139
Total Dotdash Meredith long-term debt, net	1,531,306	1,551,685

ANGI Group Debt
3.875% ANGI Group Senior Notes due August 15, 2028 ("ANGI Group Senior Notes"); interest payable each February 15 and August 15, which commenced February 15, 2021	500,000	500,000
Less: unamortized debt issuance costs	4,902	5,448
Total ANGI Group long-term debt, net	495,098	494,552

Total long-term debt, net	$2,026,404	$2,046,237
Dotdash Meredith Term Loans and Dotdash Meredith Revolving Facility
On December 1, 2021, Dotdash Meredith entered into a credit agreement ("Dotdash Meredith Credit Agreement"), which provides for (i) the five-year $350 million Dotdash Meredith Term Loan A, (ii) the seven-year $1.25 billion Dotdash Meredith Term Loan B (and together with Dotdash Meredith Term Loan A, the "Dotdash Meredith Term Loans") and (iii) a five-year $150 million revolving credit facility ("Dotdash Meredith Revolving Facility"). The proceeds of the Dotdash Meredith Term Loans were used to fund a portion of the purchase price for the acquisition of Meredith and pay related fees and expenses. The Dotdash Meredith Term Loan A bears interest at an adjusted term secured overnight financing rate ("Adjusted Term SOFR") as defined in the Dotdash Meredith Credit Agreement plus an applicable margin depending on Dotdash Meredith's most recently reported consolidated net leverage ratio, as defined in the Dotdash Meredith Credit Agreement. At September 30, 2022 and December 31, 2021, the Dotdash Meredith Term Loan A bore interest at Adjusted Term SOFR plus 2.25% and 2.00%, or 4.86% and 2.15%, respectively, and the Dotdash Meredith Term Loan B bore interest at Adjusted Term SOFR, subject to a minimum of 0.50%, plus 4.00%, or 6.61% and 4.50%, respectively. Interest payments are due at least quarterly through the terms of the Dotdash Meredith Term Loans.
The outstanding balances of the Dotdash Meredith Term Loan A and Dotdash Meredith Term Loan B were $336.9 million and $1.24 billion at September 30, 2022, respectively, and $350.0 million and $1.25 billion at December 31, 2021, respectively. The Dotdash Meredith Term Loan A requires quarterly principal payments of approximately $4.4 million through December 31, 2024, $8.8 million through December 31, 2025 and approximately $13.1 million thereafter through maturity. The Dotdash Meredith Term Loan B requires quarterly payments of $3.1 million through maturity. Commencing with the delivery of financial statements for the period ending December 31, 2022, the Dotdash Meredith Term Loan B may require additional annual principal payments as part of an excess cash flow sweep provision, the amount of which, in part, is governed by Dotdash Meredith's net leverage ratio.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
There were no outstanding borrowings under the Dotdash Meredith Revolving Facility at September 30, 2022 and December 31, 2021. The annual commitment fee on undrawn funds is based on Dotdash Meredith's consolidated net leverage ratio, as defined in the Dotdash Meredith Credit Agreement, most recently reported and was 40 and 35 basis points at September 30, 2022 and December 31, 2021, respectively. Any borrowings under the Dotdash Meredith Revolving Facility would bear interest, at Dotdash Meredith's option, at either a base rate or term benchmark rate, plus an applicable margin, which is based on Dotdash Meredith's net leverage ratio.
As of the last day of any calendar quarter, if either (i) $1.00 or more of loans under the Dotdash Meredith Revolving Facility or Dotdash Meredith Term Loan A are outstanding, or (ii) the outstanding face amount of undrawn letters of credit, other than cash collateralized letters of credit at 102% of face value, exceeds $25 million, subject to certain increases for qualifying material acquisitions, then Dotdash Meredith will not permit the consolidated net leverage ratio as of the last day of such quarter to exceed 5.5 to 1.0. The Dotdash Meredith Credit Agreement also contains covenants that would limit Dotdash Meredith’s ability to pay dividends, incur incremental secured indebtedness, or make distributions or certain investments in the event a default has occurred or if Dotdash Meredith’s consolidated net leverage ratio exceeds 4.0 to 1.0; this ratio was exceeded for the test period ended September 30, 2022.
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
The indenture governing the ANGI Group Senior Notes contains a covenant that would limit ANGI Group’s ability to incur liens for borrowed money in the event a default has occurred or ANGI Group’s secured leverage ratio exceeds 3.75 to 1.0, provided that ANGI Group is permitted to incur such liens under certain permitted credit facilities indebtedness notwithstanding the ratio, all as defined in the indenture. At September 30, 2022 there were no limitations pursuant thereto.
The $250 million ANGI Group Revolving Facility, which otherwise would have expired on November 5, 2023, was terminated effective August 3, 2021. No amounts were ever drawn under the ANGI Group Revolving Facility prior to its termination.
During the nine months ended September 30, 2021, ANGI Group prepaid the remaining balance of $220.0 million of the ANGI Group Term Loan principal, which otherwise would have matured on November 5, 2023.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 7—ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
The following tables present the components of accumulated other comprehensive (loss) income and items reclassified out of accumulated other comprehensive (loss) income into earnings:

	Three months ended September 30,
	2022	2021
	Foreign Currency Translation Adjustment	Foreign Currency Translation Adjustment
	(In thousands)
Balance at July 1	$(12,852)	$5,686
Other comprehensive loss before reclassifications	(17,112)	(1,083)
Amounts reclassified to earnings	—	—
Net current period other comprehensive loss	(17,112)	(1,083)
Accumulated other comprehensive loss allocated to noncontrolling interests during the period	4	24
Balance at September 30	$(29,960)	$4,627

	Nine Months Ended September 30,
	2022	2021
	Foreign Currency Translation Adjustment	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) On Available-For-Sale Marketable Debt Securities	Accumulated Other Comprehensive (Loss) Income
	(In thousands)
Balance at January 1	$4,397	$(6,172)	$2	$(6,170)
Other comprehensive (loss) income before reclassifications	(34,362)	754	(2)	752
Amounts reclassified to earnings	—	10,032	—	10,032
Net current period other comprehensive (loss) income	(34,362)	10,786	(2)	10,784
Accumulated other comprehensive loss allocated to noncontrolling interests during the period	5	13	—	13
Balance at September 30	$(29,960)	$4,627	$—	$4,627
The amounts reclassified out of foreign currency translation adjustment into earnings for the nine months ended September 30, 2021 related to the substantial liquidation of certain international subsidiaries.
At both September 30, 2022 and 2021, there was no income tax benefit or provision on the accumulated other comprehensive (loss) income.
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

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table presents revenue by reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Revenue
Dotdash Meredith
Digital	$220,749	$65,165	$671,424	$203,919
Print	251,471	—	801,756	—
Intersegment eliminations(a)	(5,135)	—	(16,100)	—
Total Dotdash Meredith	467,085	65,165	1,457,080	203,919
Angi Inc.	498,036	461,565	1,449,977	1,269,582
Search	156,719	228,445	578,287	593,086
Emerging & Other	180,820	168,923	508,903	473,735
Intersegment eliminations	(1,759)	(30)	(5,420)	(137)
Total	$1,300,901	$924,068	$3,988,827	$2,540,185
The following table presents the revenue of the Company's segments disaggregated by type of service:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Dotdash Meredith
Digital:
Display advertising revenue	$148,309	$42,911	$442,950	$125,014
Performance marketing revenue	46,089	21,881	144,127	77,432
Licensing and other revenue	26,351	373	84,347	1,473
Total digital revenue	220,749	65,165	671,424	203,919
Print:
Subscription revenue	97,373	—	339,276	—
Advertising revenue	64,446	—	208,399	—
Project and other revenue	39,419	—	114,698	—
Newsstand revenue	37,180	—	104,015	—
Performance marketing revenue	13,053	—	35,368	—
Total print revenue	251,471	—	801,756	—
Intersegment eliminations(a)	(5,135)	—	(16,100)	—
Total Dotdash Meredith revenue	$467,085	$65,165	$1,457,080	$203,919

(a) Includes intersegment eliminations related to digital performance marketing revenue of $5.1 million and $15.9 million for the three and nine months ended September 30, 2022.

Angi Inc.
North America
Angi Ads and Leads:
Consumer connection revenue(b)	$260,242	$238,421	$732,075	$699,867
Advertising revenue(c)	67,045	63,953	195,906	187,308
Membership subscription revenue(d)	14,795	17,079	46,586	51,026
Other revenue	5,658	6,703	16,127	21,412
Total Angi Ads and Leads revenue	347,740	326,156	990,694	959,613

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Angi Services revenue(e)	131,862	117,375	395,894	244,904
Total North America revenue	479,602	443,531	1,386,588	1,204,517
Europe
Consumer connection revenue(b)	15,576	14,530	54,320	54,226
Service professional membership subscription revenue	2,575	3,215	8,203	9,874
Advertising and other revenue	283	289	866	965
Total Europe revenue	18,434	18,034	63,389	65,065
Total Angi Inc. revenue	$498,036	$461,565	$1,449,977	$1,269,582

(b) Includes fees paid by service professionals for consumer matches.
(c) Includes revenue from service professionals under contract for advertising.
(d) Includes membership subscription revenue from service professionals and consumers.
(e) Includes revenue from pre-priced offerings and revenue from Angi Roofing.

Search
Advertising revenue
Google advertising revenue:	$119,576	$171,222	$394,074	$480,157
Non-Google advertising revenue	36,087	53,401	180,164	101,135
Total advertising revenue	155,663	224,623	574,238	581,292
Other revenue	1,056	3,822	4,049	11,794
Total Search revenue	$156,719	$228,445	$578,287	$593,086

Emerging & Other
Subscription revenue	$91,405	$96,763	$278,722	$268,993
Marketplace revenue	73,709	63,456	202,380	173,615
Media production and distribution revenue	8,954	730	9,558	11,142
Advertising revenue:
Non-Google advertising revenue	4,102	5,039	11,765	12,351
Google advertising revenue	535	862	1,659	1,983
Total advertising revenue	4,637	5,901	13,424	14,334
Service and other revenue	2,115	2,073	4,819	5,651
Total Emerging & Other revenue	$180,820	$168,923	$508,903	$473,735
Revenue by geography is based on where the customer is located. Geographic information about revenue and long-lived assets is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Revenue:
United States	$1,209,748	$796,808	$3,684,184	$2,156,061
All other countries	91,153	127,260	304,643	384,124
Total	$1,300,901	$924,068	$3,988,827	$2,540,185

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	September 30, 2022	December 31, 2021
	(In thousands)
Long-lived assets (excluding goodwill, intangible assets, and ROU assets):
United States	$576,534	$562,628
All other countries	7,354	7,897
Total	$583,888	$570,525
The following tables present operating (loss) income and Adjusted EBITDA by reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Operating (loss) income:
Dotdash Meredith
Digital	$(104,445)	$7,082	$(95,217)	$44,383
Print	27,325	—	(31,109)	—
Other(f)	(18,378)	—	(52,924)	—
Total Dotdash Meredith(g)	(95,498)	7,082	(179,250)	44,383
Angi Inc.	(11,058)	(14,973)	(65,901)	(47,595)
Search	19,085	30,011	70,461	74,059
Emerging & Other	(1,577)	(22,239)	(114,402)	(23,946)
Corporate	(35,632)	(31,948)	(110,542)	(114,618)
Total	$(124,680)	$(32,067)	$(399,634)	$(67,717)
_____________________
(f)    Other comprises unallocated corporate expenses, which are corporate overhead expenses not attributable to the Digital or Print segments.
(g)    Dotdash Meredith includes restructuring charges of $24.7 million and $60.8 million and transaction-related expenses of $0.8 million and $6.0 million related to the acquisition of Meredith for the three and nine months ended September 30, 2022, respectively. The restructuring charges for both the three and nine months ended September 30, 2022 include $7.0 million of impairment charges included in "Depreciation" in the statement of operations. See "Note 4—Dotdash Meredith Restructuring Charges, Transaction-Related Expenses and Change-in-Control Payments" for additional information.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Adjusted EBITDA(h):
Dotdash Meredith(i)
Digital	$22,602	$8,202	$108,718	$48,673
Print	$23,097	$—	$18,882	$—
Other(f)	$(14,506)	$—	$(48,706)	$—
Angi Inc.	$22,882	$12,395	$29,402	$31,139
Search	$19,111	$30,031	$70,528	$74,087
Emerging & Other	$2,425	$2,737	$(13,719)	$21,592
Corporate	$(20,830)	$(23,132)	$(65,240)	$(71,769)
_____________________
(h)    The Company's primary financial measure is Adjusted EBITDA, which is defined as operating income: excluding: (1) stock-based compensation expense; (2) depreciation; and (3) acquisition-related items consisting of (i) amortization of intangible assets and impairments of goodwill and intangible assets, if applicable, and (ii) gains and losses recognized on changes in the fair value of contingent consideration arrangements.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(i)    Dotdash Meredith includes restructuring charges of $17.7 million and $53.8 million and transaction-related expenses of $0.8 million and $6.0 million related to the acquisition of Meredith for the three and nine months ended September 30, 2022, respectively. See "Note 4—Dotdash Meredith Restructuring Charges, Transaction-Related Expenses and Change-in-Control Payments" for additional information.
The following tables reconcile operating (loss) income for the Company's reportable segments and net (loss) earnings attributable to IAC shareholders to Adjusted EBITDA:

	Three Months Ended September 30, 2022
	Operating (Loss) Income(g)	Stock-based Compensation Expense	Depreciation (g)(j)	Amortization of Intangibles(j)	Adjusted EBITDA(h)(i)
	(In thousands)
Dotdash Meredith
Digital	$(104,445)	$5,814	$5,312	$115,921	$22,602
Print	27,325	$391	$(2,154)	$(2,465)	$23,097
Other(f)	(18,378)	$53	$3,819	$—	$(14,506)
Angi Inc.	(11,058)	$12,376	$17,759	$3,805	$22,882
Search	19,085	$—	$26	$—	$19,111
Emerging & Other	(1,577)	$175	$311	$3,516	$2,425
Corporate(k)	(35,632)	$12,308	$2,494	$—	$(20,830)
Total	(124,680)
Interest expense	(29,433)
Unrealized gain on investment in MGM Resorts International	42,523
Other income, net	19,678
Loss before income taxes	(91,912)
Income tax benefit	26,065
Net loss	(65,847)
Net loss attributable to noncontrolling interests	2,024
Net loss attributable to IAC shareholders	$(63,823)
_____________________
(j)     Depreciation and amortization of intangibles for Dotdash Meredith for the three months ended September 30, 2022 reflect, in part, cumulative adjustments made to the fair value of leasehold improvements, equipment, buildings, capitalized software and intangible assets acquired in the Meredith acquisition.
(k)     Includes stock-based compensation expense for awards denominated in the shares of certain subsidiaries of the Company.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended September 30, 2021
	Operating Income (Loss)	Stock-based Compensation Expense	Depreciation	Amortization of Intangibles	Acquisition-related Contingent Consideration Fair Value Arrangements	Adjusted EBITDA(h)
	(In thousands)
Dotdash Meredith	$7,082	$—	$527	$593	$—	$8,202
Angi Inc.	(14,973)	$8,813	$14,701	$3,854	$—	$12,395
Search	30,011	$—	$20	$—	$—	$30,031
Emerging & Other	(22,239)	$25	$331	$9,620	$15,000	$2,737
Corporate(k)	(31,948)	$6,600	$2,216	$—	$—	$(23,132)
Total	(32,067)
Interest expense	(6,032)
Unrealized gain on investment in MGM Resorts International	29,517
Other income, net	79,539
Earnings before income taxes	70,957
Income tax provision	(9,910)
Net earnings	61,047
Net earnings attributable to noncontrolling interests	(357)
Net earnings attributable to IAC shareholders	$60,690

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Nine Months Ended September 30, 2022
	Operating (Loss) Income(g)	Stock-based Compensation Expense	Depreciation(g)	Amortization of Intangibles	Acquisition-related Contingent Consideration Fair Value Adjustments	Goodwill Impairment	Adjusted EBITDA(h)(i)
	(In thousands)
Dotdash Meredith
Digital	$(95,217)	$14,889	$21,004	$168,654	$(612)	$—	$108,718
Print	(31,109)	$659	$8,010	$41,322	$—	$—	$18,882
Other(f)	(52,924)	$92	$4,126	$—	$—	$—	$(48,706)
Angi Inc.	(65,901)	$38,778	$45,112	$11,413	$—	$—	$29,402
Search	70,461	$—	$67	$—	$—	$—	$70,528
Emerging & Other	(114,402)	$283	$993	$12,659	$—	$86,748	$(13,719)
Corporate(k)	(110,542)	$37,759	$7,543	$—	$—	$—	$(65,240)
Total	(399,634)
Interest expense	(74,862)
Unrealized loss on investment in MGM Resorts International	(970,112)
Other expense, net	(63,048)
Loss before income taxes	(1,507,656)
Income tax benefit	325,517
Net loss	(1,182,139)
Net loss attributable to noncontrolling interests	13,388
Net loss attributable to IAC shareholders	$(1,168,751)

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Nine Months Ended September 30, 2021
	Operating Income (Loss)	Stock-based Compensation Expense	Depreciation	Amortization of Intangibles	Acquisition-related Contingent Consideration Fair Value Adjustments	Adjusted EBITDA(h)
	(In thousands)
Dotdash Meredith	$44,383	$—	$1,706	$2,584	$—	$48,673
Angi Inc.	(47,595)	$20,390	$45,728	$12,616	$—	$31,139
Search	74,059	$—	$28	$—	$—	$74,087
Emerging & Other	(23,946)	$75	$1,121	$29,342	$15,000	$21,592
Corporate(k)	(114,618)	$37,339	$5,510	$—	$—	$(71,769)
Total	(67,717)
Interest expense	(18,463)
Unrealized gain on investment in MGM Resorts International	687,155
Other income, net	133,388
Earnings from continuing operations before income taxes	734,363
Income tax provision	(151,046)
Net earnings from continuing operations	583,317
Loss from discontinued operations, net of tax	(1,831)
Net earnings	581,486
Net loss attributable to noncontrolling interests	3,089
Net earnings attributable to IAC shareholders	$584,575

NOTE 9—PENSION AND POSTRETIREMENT BENEFIT PLANS
The following table presents the components of net periodic benefit costs for the pension and postretirement benefit plans the Company assumed in connection with the acquisition of Meredith:

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
	Pension		Postretirement	Pension		Postretirement
	Domestic	International	Domestic	Domestic	International	Domestic
	(In thousands)
Service cost	$877	$—	$2	$2,766	$—	$5
Interest cost	1,267	3,999	66	3,154	11,073	200
Expected return on plan assets	(308)	(4,252)	—	(2,484)	(12,668)	—
Actuarial (gain) loss recognition	(2,643)	—	—	7,490	68,552	—
Net periodic (credit) benefit costs	$(807)	$(253)	$68	$10,926	$66,957	$205
Settlements during the three and nine months ended September 30, 2022 triggered remeasurements of Meredith's funded pension plan in the U.S. The U.S. actuarial gain of $2.6 million for the three months ended September 30, 2022 primarily relates to assumption changes due to increases in the discount rate and updates to participant census data. The U.S. actuarial loss of $7.5 million for the nine months ended September 30, 2022 primarily relates to the decline in the fair value of the pension plan's assets exceeding the decline in the plan liabilities, partially offset by the gain related to an annuity contract revaluation in the second quarter of 2022 and the gain in the third quarter of 2022 described above.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
On September 13, 2022, the board of directors of Meredith voted unanimously to freeze and terminate the U.S. funded pension plan effective December 31, 2022. As the plan amendment had not been executed as of the September 30, 2022 plan measurement date, the assumptions were developed on an ongoing plan basis. The amendment is expected to be fully executed in the fourth quarter of 2022, which will trigger a re-measurement loss at December 31, 2022 equal to the amount of cost expected to be incurred to settle the benefit obligations in excess of plan assets. The Company is evaluating the amount of the loss and the date all obligations will be settled.
Settlements in the first and second quarter of 2022 triggered remeasurements of Meredith's funded pension plan in the United Kingdom ("U.K."), consisting of the IPC Pension Scheme. The actuarial loss of $68.6 million for the nine months ended September 30, 2022 primarily relates to the decline in the fair value of the IPC Pension Scheme's assets exceeding the decline in the plan liabilities, in each case due to higher interest rates.
On July 28, 2022, following approval by the trustees of Dotdash Meredith's IPC Pension Scheme, the IPC Pension Scheme entered into an insurance buy-in contract with a private limited life insurance company to insure the remaining portion of the IPC Pension Scheme covering all IPC Pension Scheme participants who were not covered by the insurance buy-in contract entered into in May 2020. The insurance contract is designed to provide payments equal to all future designated contractual benefit payments to covered participants. The benefit obligation was not transferred to the insurer, and Dotdash Meredith remains responsible for paying pension benefits to the IPC Pension Scheme participants.
As a result of this transaction, the IPC Pension Scheme incurred an actuarial loss of approximately £110 million, or $119 million based on the September 30, 2022 exchange rate. The net assets of the IPC Pension Scheme are included in "Other non-current assets" on the balance sheet, and at September 30, 2022 were $130.7 million. As the IPC Pension Scheme did not require remeasurement for the quarter ended September 30, 2022, the actuarial loss will be recorded in the quarter ending December 31, 2022 as an expense within "Other income (expense), net" in the statement of operations. In addition, we will be refining the estimate of the actuarial loss.
Following this transaction, the IPC Pension Scheme owns two insurance contracts that are intended to insure 100% of the future designated contractual benefit payments to all covered participants. The value of the annuity contracts and the liabilities with respect to insured participants are expected to match (i.e., the full benefits have been insured). As mentioned above, the benefit obligation was not transferred to the insurer, and Dotdash Meredith remains responsible for paying IPC Pension Scheme pension benefits. While Dotdash Meredith currently does not expect to be required to make additional contributions to the IPC Pension Scheme, this may change based upon future events or as additional information becomes available.
The following table summarizes the weighted average expected return on plan assets used to determine the net periodic benefit costs at September 30, 2022, following the remeasurements during the nine months ended September 30, 2022, and December 31, 2021, respectively:

	September 30, 2022		December 31, 2021
	Pension
	Domestic	International	Domestic	International
Expected return on plan assets	3.15%	2.20%	6.00%	1.90%
The components of net periodic benefit costs, other than the service cost component, are included in "Other income (expense), net" in the statement of operations.
NOTE 10—INCOME TAXES
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

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The computation of the annual expected effective income tax rate at each interim period requires certain estimates and assumptions including, but not limited to, the expected pre-tax income (or loss) for the year, projections of the proportion of income (and/or loss) earned and taxed in foreign jurisdictions, permanent and temporary differences, and the likelihood of the realization of deferred tax assets generated in the current year. The accounting estimates used to compute the provision or benefit for income taxes may change as new events occur, more experience is acquired, additional information is obtained or the Company's tax environment changes. To the extent that the expected annual effective income tax rate changes during a quarter, the effect of the change on prior quarters is included in income tax provision or benefit in the quarter in which the change occurs. Included in the income tax benefit for the three months ended September 30, 2022 was a benefit of $3.7 million due to a higher estimated annual effective tax rate from that applied to the second quarter’s year to date ordinary loss from continuing operations. The higher estimated annual effective rate was primarily due to the reduced impact that forecasted nondeductible stock-based compensation expense had on the increase in forecasted ordinary pre-tax losses.

For the three and nine months ended September 30, 2022, the Company recorded an income tax benefit of $26.1 million and $325.5 million, respectively, which represents an effective income tax rate of 28% and 22%, respectively. For the three months ended September 30, 2022, the effective income tax rate was higher than the statutory rate of 21% due primarily to the realization of a capital loss. For the nine months ended September 30, 2022, the effective income tax rate was higher than the statutory rate of 21% due primarily to state taxes, offset by the non-deductible portion of the Mosaic Group goodwill impairment charge. For the three and nine months ended September 30, 2021, the Company recorded an income tax provision of $9.9 million and $151.0 million, which represents an effective income tax rate of 14% and 21%, respectively. For the three months ended September 30, 2021, the effective tax rate was lower than the statutory rate of 21% due primarily to excess tax benefits generated by the exercise and vesting of stock-based awards, partially offset by state taxes, nondeductible stock-based compensation expense, and foreign income taxed at different rates. For the nine months ended September 30, 2021, the effective income tax rate was the same as the statutory rate of 21% due to excess tax benefits generated by the exercise and vesting of stock-based awards, offset by an increase in the valuation allowance on beginning-of-the-year deferred tax assets related to the Spin-off and state taxes.
The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in the income tax provision. Accruals for interest and penalties are not material.
On December 19, 2019, IAC/InterActiveCorp ("Old IAC") entered into a transaction agreement with Match Group, Inc. ("Old MTCH"), IAC Holdings, Inc. ("New IAC" or the "Company"), a direct wholly-owned subsidiary of Old IAC, and Valentine Merger Sub LLC, an indirect wholly-owned subsidiary of Old IAC. On June 30, 2020, the businesses of Old MTCH were separated from the remaining businesses of Old IAC through a series of transactions that resulted in the pre-transaction stockholders of Old IAC owning shares in two, separate public companies—(1) Old IAC, which was renamed Match Group, Inc. ("New Match") and which owns the businesses of Old MTCH and certain Old IAC financing subsidiaries, and (2) New IAC, which was renamed IAC, and which owns Old IAC's other businesses—and the pre-transaction stockholders of Old MTCH (other than Old IAC) owning shares in New Match. This transaction is referred to as the "MTCH Separation."
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

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
At September 30, 2022 and December 31, 2021, unrecognized tax benefits, including interest and penalties, are $18.2 million and $18.0 million, respectively. Unrecognized tax benefits, including interest and penalties, at September 30, 2022 increased by $0.2 million due primarily to research credits, offset by a reduction in foreign reserves. If unrecognized tax benefits at September 30, 2022 are subsequently recognized, $17.1 million, net of related deferred tax assets and interest, would reduce income tax expense. The comparable amount at December 31, 2021 was $16.7 million. The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease by $5.0 million by September 30, 2023 due to expected settlements of which $4.9 million would reduce the income tax provision.
The Company regularly assesses the realizability of deferred tax assets considering all available evidence including, to the extent applicable, the nature, frequency and severity of prior cumulative losses, forecasts of future taxable income, tax filing status, the duration of statutory carryforward periods, available tax planning and historical experience. At September 30, 2022, the Company has a U.S. gross deferred tax asset of $889.6 million that the Company expects to fully utilize on a more likely than not basis. Of this amount, $799.9 million will be utilized upon the future reversal of deferred tax liabilities and the remaining net deferred tax asset of $89.7 million will be utilized based on forecasts of future taxable income. The Company’s most significant net deferred tax asset that could expire relates to U.S. federal net operating loss (“NOL”) carryforwards of $91.2 million. The Company expects to generate sufficient future taxable income of at least $434.1 million prior to the expiration of these NOLs, the majority of which expire between 2029 and 2036, to fully realize this deferred tax asset.
NOTE 11—(LOSS) EARNINGS PER SHARE
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

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The numerator and denominator of basic and diluted EPS computations for the Company’s common stock and Class B common stock are calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands, except per share data)
Basic EPS:
Numerator:
Net (loss) earnings from continuing operations	$(65,847)	$61,047	$(1,182,139)	$583,317
Net loss (earnings) attributable to noncontrolling interests of continuing operations	2,024	(357)	13,388	3,275
Net earnings attributed to unvested participating security	—	(2,040)	—	(19,749)
Net (loss) earnings from continuing operations attributable to IAC Common Stock and Class B common stock shareholders	$(63,823)	$58,650	$(1,168,751)	$566,843

Loss from discontinued operations, net of tax	$—	$—	$—	$(1,831)
Net earnings attributable to noncontrolling interests of discontinued operations	—	—	—	(186)
Net loss attributed to unvested participating security	—	—	—	68
Net loss from discontinued operations attributable to IAC Common Stock and Class B common stock shareholders	$—	$—	$—	$(1,949)

Net (loss) earnings attributable to IAC Common Stock and Class B common stock shareholders	$(63,823)	$58,650	$(1,168,751)	$564,894

Denominator:
Weighted average basic IAC Common Stock and Class B common stock shares outstanding(a)	86,022	86,258	86,515	86,106

(Loss) earnings per share:
(Loss) earnings per share from continuing operations attributable to IAC Common Stock and Class B common stock shareholders	$(0.74)	$0.68	$(13.51)	$6.58
Loss per share from discontinued operations, net of tax, attributable to IAC Common Stock and Class B common stock shareholders	$—	$—	$—	$(0.02)
(Loss) earnings per share attributable to IAC Common Stock and Class B common stock shareholders	$(0.74)	$0.68	$(13.51)	$6.56

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands, except per share data)
Diluted EPS:
Numerator:
Net (loss) earnings from continuing operations	$(65,847)	$61,047	$(1,182,139)	$583,317
Net loss (earnings) attributable to noncontrolling interests of continuing operations	2,024	(357)	13,388	3,275
Net earnings attributed to unvested participating security	—	(1,938)	—	(18,494)
Impact from public subsidiaries' dilutive securities(b)	—	91	—	245
Net (loss) earnings from continuing operations attributable to IAC Common Stock and Class B common stock shareholders	$(63,823)	$58,843	$(1,168,751)	$568,343

Loss from discontinued operations, net of tax	$—	$—	$—	$(1,831)
Net earnings attributable to noncontrolling interests of discontinued operations	—	—	—	(186)
Net loss attributed to unvested participating security	—	—	—	64
Net loss from discontinued operations attributable to IAC Common Stock and Class B common stock shareholders	$—	$—	$—	$(1,953)

Net (loss) earnings attributable to IAC Common Stock and Class B common stock shareholders	$(63,823)	$58,843	$(1,168,751)	$566,390

Denominator:
Weighted average basic IAC Common Stock and Class B common stock shares outstanding(a)	86,022	86,258	86,515	86,106
Dilutive securities(b)(c)(d)	—	4,818	—	6,089
Denominator for earnings per share—weighted average shares(b)(c)(d)	86,022	91,076	86,515	92,195

(Loss) earnings per share:
(Loss) earnings per share from continuing operations attributable to IAC Common Stock and Class B common stock shareholders	$(0.74)	$0.65	$(13.51)	$6.16
Loss per share from discontinued operations, net of tax, attributable to IAC Common Stock and Class B common stock shareholders	$—	$—	$—	$(0.02)
(Loss) earnings per share attributable to IAC Common Stock and Class B common stock shareholders	$(0.74)	$0.65	$(13.51)	$6.14
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
(b)    IAC has the option to settle certain Angi Inc. stock-based awards in its shares. For the three and nine months ended September 30, 2022, the Company had a loss from continuing operations and as a result these awards were excluded from computing dilutive earnings per share because the impact would have been anti-dilutive. For the three and nine months ended September 30, 2021 it was more dilutive for IAC to settle these Angi Inc. equity awards. The impact on net earnings relates to the settlement of Angi Inc.'s dilutive securities in IAC common shares.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(c)    For the three and nine months ended September 30, 2022, the Company had a loss from continuing operations and, as a result, approximately 8.0 million potentially dilutive securities were excluded from computing diluted EPS because the impact would have been anti-dilutive. Accordingly, the weighted average basic shares outstanding were used to compute the EPS amounts for the three and nine months ended September 30, 2022.
(d)    If the effect is dilutive, weighted average common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and subsidiary denominated equity and vesting of restricted common stock, restricted stock units ("RSUs") and market-based awards ("MSUs"). For both the three and nine months ended September 30, 2021, 3.0 million potentially dilutive securities related to the CEO award were excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive.
NOTE 12—DISCONTINUED OPERATIONS
On May 25, 2021, IAC completed the Spin-off. Following the Spin-off, Vimeo became an independent, separately traded public company. Therefore, Vimeo is presented as a discontinued operation within IAC's financial statements for all periods prior to May 25, 2021.
The components of the loss from discontinued operations for the period January 1, 2021 through May 25, 2021 in the statement of operations consisted of the following:

January 1 through May 25, 2021
(In thousands)
Revenue	$145,514
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	39,995
Selling and marketing expense	54,774
General and administrative expense	23,343
Product development expense	35,651
Depreciation	182
Amortization of intangibles	2,983
Total operating costs and expenses	156,928
Operating loss from discontinued operations	(11,414)
Interest expense	(140)
Other income, net	10,172
Loss from discontinued operations before tax	(1,382)
Income tax expense	(449)
Loss from discontinued operations, net of tax	$(1,831)

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 13—FINANCIAL STATEMENT DETAILS
Cash and Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the balance sheet to the total amounts shown in the statement of cash flows:

	September 30, 2022	December 31, 2021	September 30, 2021	December 31, 2020
	(In thousands)
Cash and cash equivalents	$1,607,384	$2,118,730	$3,404,913	$3,366,176
Restricted cash included in other current assets	2,872	1,941	14,027	448
Restricted cash included in other non-current assets	6,815	1,193	1,217	449
Cash, cash equivalents, and restricted cash included in current assets of discontinued operations	—	—	—	110,037
Total cash and cash equivalents and restricted cash as shown on the statement of cash flows	$1,617,071	$2,121,864	$3,420,157	$3,477,110
Restricted cash included in "Other current assets" in the balance sheet at September 30, 2022 primarily consists of cash held related to insurance programs at Bluecrew and Care.com.
Restricted cash included in "Other current assets" in the balance sheet at December 31, 2021 primarily consists of cash held in escrow related to the IPC Pension Scheme the Company assumed in connection with the acquisition of Meredith.
Restricted cash included in "Other current assets" in the balance sheet at September 30, 2021 primarily consists of cash received from customers at Care.com’s payment solutions business, representing funds collected for payroll and related taxes, which were not remitted as of the period end.
Restricted cash included in "Other current assets" in the balance sheet at December 31, 2020 primarily consists of funds collected from service providers for payments in dispute, which are not settled as of the period end, and cash reserved to fund insurance claims at Angi Inc.
Restricted cash included in "Other non-current assets" in the balance sheet at September 30, 2022 primarily consists of cash held in escrow related to the IPC Pension Scheme the Company assumed in connection with the acquisition of Meredith as well as deposits related to leases and an endorsement guarantee related to insurance at Angi Roofing.
Restricted cash included in "Other non-current assets" in the balance sheet at December 31, 2021 consists of deposits related to leases and an endorsement guarantee related to insurance at Angi Roofing. Restricted cash included in "Other non-current assets" in the balance sheet for all other periods presented consists of deposits related to leases.
Credit Losses
The following table presents the changes in the allowance for credit losses for the nine months ended September 30, 2022 and 2021, respectively:

	2022	2021
	(In thousands)
Balance at January 1	$36,637	$27,178
Current period provision for credit losses	87,657	66,428
Write-offs charged against the allowance	(73,807)	(55,942)
Recoveries collected	4,152	1,896
Balance at September 30	$54,639	$39,560

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Accumulated Amortization and Depreciation
The following table provides the accumulated amortization and depreciation within the balance sheet:

Asset Category	September 30, 2022	December 31, 2021
	(In thousands)
ROU assets included in other non-current assets	$129,487	$87,052
Capitalized software, equipment, buildings and leasehold improvements	$276,822	$496,887
Intangible assets	$507,797	$278,831
Other income (expense), net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Realized gain related to the sale of investments	$11,840	$3,022	$12,302	$3,103
Interest income	8,778	216	11,918	931
Unrealized increase in the estimated fair value of a warrant	8,467	47,075	21,318	102,331
Upward (downward) adjustments to the carrying value of equity securities without readily determinable fair values	8,245	7,516	(14,131)	8,892
Net periodic pension benefit credits (costs), other than the service cost component(a)	1,871	—	(75,317)	—
Unrealized (loss) gain related to marketable equity securities	(13,972)	25,794	(8,316)	25,794
Foreign exchange losses, net(b)	(5,196)	(858)	(11,425)	(11,976)
Realized (loss) gain on the sale of a marketable equity security	—	(3,536)	—	7,174
Loss on extinguishment of debt(c)	—	—	—	(1,110)
Other	(355)	310	603	(1,751)
Other income (expense), net	$19,678	$79,539	$(63,048)	$133,388
_____________________
(a)    Includes a pre-tax actuarial gain of $2.6 million for the three months ended September 30, 2022 related to Meredith's funded pension plan in the U.S. and a pre-tax actuarial loss of $76.1 million for the nine months ended September 30, 2022 related to Meredith's funded pension plans in the U.K., consisting of the IPC Pension Scheme, and the U.S. See "Note 9—Pension and Postretirement Benefit Plans" for additional information.
(b)    Includes $10.0 million in foreign exchange losses primarily related to the substantial liquidation of certain foreign subsidiaries in the nine months ended September 30, 2021.
(c)    Represents the write-off of deferred debt issuance costs related to the ANGI Group Term Loan, which was repaid in its entirety during the second quarter of 2021.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 14—CONTINGENCIES
In the ordinary course of business, the Company is a party to various lawsuits. The Company establishes accruals for specific legal matters when it determines that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable. Management has also identified certain other legal matters where the Company believes an unfavorable outcome is not probable and, therefore, no accrual is established. Although management currently believes that resolving claims against the Company, including claims where an unfavorable outcome is reasonably possible, will not have a material impact on the liquidity, results of operations, or financial condition of the Company, these matters are subject to inherent uncertainties and management's view of these matters may change in the future. The Company also evaluates other contingent matters, including income and non-income tax contingencies, to assess the likelihood of an unfavorable outcome and estimated extent of potential loss. It is possible that an unfavorable outcome of one or more of these lawsuits or other contingencies could have a material impact on the liquidity, results of operations, or financial condition of the Company. See "Note 10—Income Taxes" for additional information related to income tax contingencies.
NOTE 15—RELATED PARTY TRANSACTIONS
IAC and Angi Inc.
The Company and Angi Inc., in connection with the transaction resulting in the formation of Angi Inc. in 2017, entered into a contribution agreement; an investor rights agreement; a services agreement; a tax sharing agreement; and an employee matters agreement.
There were no shares of Angi Inc. Class A or Class B common stock issued to IAC pursuant to the employee matters agreement during the three and nine months ended September 30, 2022. During 2022, there have been no IAC equity awards held by Angi Inc. employees exercised or vested, and no exercises and settlements of Angi Inc. stock appreciation rights, that would require reimbursement to IAC in Angi Inc. Class A and Class B common stock.
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
IAC and Vimeo
Following the Spin-off, the relationship between IAC and Vimeo is governed by a number of agreements. These agreements include a separation agreement; a tax matters agreement; a transition services agreement; an employee matters agreement; and office lease agreements. The Company and Vimeo are related parties because Mr. Diller is the beneficial owner of more than 10% of the voting interests in both IAC and Vimeo.
At September 30, 2022 and December 31, 2021, Vimeo had no outstanding payables or receivables due to or due from the Company pursuant to the tax sharing agreement. There were no payments to or refunds from Vimeo pursuant to this agreement for the three and nine months ended September 30, 2022, the three months ended September 30, 2021 and for the period following the Spin-off of May 25, 2021 through September 30, 2021.
For the three and nine months ended September 30, 2022, Vimeo was charged $0.1 million and $0.3 million, respectively, by IAC for services rendered pursuant to the transition services agreement. For the three months ended September 30, 2021 and for the period following the Spin-off of May 25, 2021 through September 30, 2021, Vimeo was charged $0.4 million and $0.6 million, respectively, by IAC for services rendered pursuant to the transition service agreement. At September 30, 2022 and December 31, 2021, there were no outstanding receivables or payables pursuant to the transition services agreement.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Vimeo had an outstanding payable due to the Company of $6.4 million at December 31, 2021 related primarily to reimbursements due to the Company for the exercise of Vimeo equity awards held by employees of the Company and Vimeo's participation in the Company's employee benefit plans. This amount was included in “Other current assets" in the balance sheet at December 31, 2021 and was paid in full in January 2022. At September 30, 2022, Vimeo had no outstanding payable due to the Company.
For the three and nine months ended September 30, 2022, Vimeo was charged $0.7 million and $3.7 million, respectively, of rent pursuant to the lease agreements. For the three months ended September 30, 2021 and for the period following the Spin-off of May 25, 2021 through September 30, 2021, Vimeo was charged $1.1 million and $1.5 million, respectively, of rent pursuant to the lease agreements. At September 30, 2022, Vimeo had an outstanding payable due to the Company of $0.2 million pursuant to the lease agreements. This amount is included in "Other current assets" in the balance sheet at September 30, 2022 and is expected to be paid in the fourth quarter of 2022. At December 31, 2021, there were no outstanding receivables due from Vimeo pursuant to the lease agreements.
IAC and Expedia
The Company and Expedia each have a 50% ownership interest in three aircraft that may be used by both companies. Members of the aircraft flight crews are employed by an entity in which the Company and Expedia each have a 50% ownership interest. The Company and Expedia have agreed to share costs relating to flight crew compensation and benefits pro-rata according to each company’s respective usage of the aircraft, for which they are separately billed by the entity described above. The Company and Expedia are related parties because Mr. Diller serves as Chairman and Senior Executive of both IAC and Expedia. For the three and nine months ended September 30, 2022 and 2021, total payments made to this entity by the Company were not material.
In addition, in December 2021, the Company and Expedia entered into agreements pursuant to which Expedia may use additional aircraft owned by a subsidiary of the Company on a cost basis. For the three and nine months ended September 30, 2022, total payments made by Expedia to the Company pursuant to this arrangement were not material.
NOTE 16—SUBSEQUENT EVENT
On November 9, 2022, the Company completed the sale of Bluecrew, which is included in the Emerging & Other segment, to EmployBridge, a provider of light industrial staffing solutions, for cash and stock with the Company becoming a minority shareholder in the combined company.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
GENERAL
Acquisition of Meredith
On December 1, 2021, Dotdash Media Inc. (formerly known as About Inc., and referred to herein as "Dotdash"), a wholly-owned subsidiary of IAC Inc. (formerly known as IAC/InterActiveCorp, referred to herein as "IAC"), completed the acquisition of Meredith Holdings Corporation ("Meredith"), which holds Meredith Corporation's national media business, consisting of its digital and magazine businesses, and its corporate operations. The parent of the combined entity is Dotdash Meredith, Inc. ("Dotdash Meredith").
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
As used herein, "IAC," the "Company," "we," "our" or "us" and similar terms refer to IAC Inc. and its subsidiaries (unless the context requires otherwise).
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
Reportable Segments (for additional information see "Note 8—Segment Information" to the financial statements included in "Item 1. Consolidated Financial Statements"):
•Dotdash Meredith - one of the largest digital and print publishers in America. From mobile to magazines, nearly 200 million people trust us to help them make decisions, take action, and find inspiration. Dotdash Meredith's over 40 iconic brands include PEOPLE, Better Homes & Gardens, Verywell, FOOD & WINE, The Spruce, Allrecipes, Byrdie, REAL SIMPLE, Investopedia and Southern Living.
•Angi Inc. - a publicly traded company that connects quality home service professionals with consumers across more than 500 different categories, from repairing and remodeling homes to cleaning and landscaping. At September 30, 2022, the Company’s economic interest and voting interest in Angi Inc. were 84.3% and 98.2%, respectively.
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

•Mosaic Group, a leading developer and provider of global subscription mobile applications. Mosaic Group has a portfolio of some of the largest and most popular applications in the following verticals: Communications (RoboKiller, TapeACall, Trapcall), Language (iTranslate, Grammatica), Weather (Clime: NOAA Weather Radar Live, Weather Live), Business (PDF Hero, Scan Hero), Health (Window - Intermittent Fasting) and Lifestyle (Blossom, Pixomatic); and
•Bluecrew, Vivian Health, The Daily Beast, IAC Films, and Newco (an IAC incubator).
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
•Print Revenue - primarily includes subscription, newsstand, advertising and performance marketing revenue.
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
Long-term debt (for additional information see "Note 6—Long-term Debt" to the financial statements included in "Item 1. Consolidated Financial Statements"):
•Dotdash Meredith Term Loan A - due December 1, 2026. The outstanding balance of the Dotdash Meredith Term Loan A is $336.9 million and $350.0 million at September 30, 2022 and December 31, 2021, respectively, and bore interest at an adjusted term secured overnight financing rate ("Adjusted Term SOFR") plus 2.25% and 2.00%, or 4.86% and 2.15%, at September 30, 2022 and December 31, 2021, respectively. The Dotdash Meredith Term Loan A has quarterly principal payments.
•Dotdash Meredith Term Loan B - due December 1, 2028. The outstanding balance of the Dotdash Meredith Term Loan B is $1.24 billion and $1.25 billion at September 30, 2022 and December 31, 2021, respectively, and bore interest at Adjusted Term SOFR, subject to a minimum of 0.50%, plus 4.00%, or 6.61% and 4.50%, at September 30, 2022 and December 31, 2021, respectively. The Dotdash Meredith Term Loan B has quarterly principal payments.
•Dotdash Meredith Revolving Facility - Dotdash Meredith's $150.0 million revolving credit facility expires on December 1, 2026. At September 30, 2022 and December 31, 2021, there were no outstanding borrowings under the Dotdash Meredith Revolving Facility.
•ANGI Group Senior Notes - on August 20, 2020, ANGI Group, LLC ("ANGI Group"), a direct wholly-owned subsidiary of Angi Inc., issued $500 million of its 3.875% Senior Notes due August 15, 2028, with interest payable February 15 and August 15 of each year.
Non-GAAP financial measure:
•Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") - is a non-GAAP financial measure. See "Principles of Financial Reporting" for the definition of Adjusted EBITDA and a reconciliation of net (loss) earnings attributable to IAC shareholders to operating loss to Adjusted EBITDA for the three and nine months ended September 30, 2022 and 2021.
Angi Inc.'s Brand Integration Initiative
In March 2021, ANGI Homeservices Inc. changed its name to Angi Inc. and updated one of its leading websites and brands, Angie’s List, to Angi, and since then, has concentrated its marketing investment in the Angi brand in order to focus its marketing, sales, and branding efforts on a single brand.

Angi Inc. relies heavily on free, or organic, search results from search engine optimization and paid search engine marketing to drive traffic to its websites. This brand integration initiative initially adversely affected the placement and ranking of Angi Inc. websites, particularly Angi.com, in organic search results. Angi Inc. has now passed the anniversary of the rebranding and organic search results continue to improve relative to the same period in 2021. Angi Inc. expects this positive trend to continue. However, organic search results are still below pre-March 2021 levels. The shift of marketing to support Angi, away from HomeAdvisor, powered by Angi, has had and continues to have a negative effect on the efficiency of its search engine marketing efforts. Angi Inc. will continue to optimize the efficiency and conversion of marketing to HomeAdvisor to maintain profitable demand generation to that domain for the foreseeable future but they do expect the trend of declining traffic to continue due to sustained marketing emphasis in favor of Angi.
Angi Services Investment
Angi Services was launched in August 2019, and Angi Inc. has invested and continues to invest significantly in Angi Services since then. Angi Inc.'s investment in Angi Services peaked in the first quarter of 2022. As a result, on a sequential basis, the negative impact on profits has declined in each quarter of 2022 and is expected to decline in the fourth quarter of 2022 relative to the third quarter. On a year-over-year basis, the positive impact on profits began in the third quarter of 2022 and Angi Inc. expects that positive year-over-year trend to continue in the fourth quarter of 2022 and into 2023.
Dotdash Meredith Restructuring Charges
In the first quarter of 2022, Dotdash Meredith announced its plans to discontinue certain print publications and the shutdown of PeopleTV to focus the portfolio and further enable investments toward digital growth. The discontinued print publications consist of Entertainment Weekly, InStyle, EatingWell, Health, Parents, and People en Español, with the April 2022 issues as the final print editions, and Martha Stewart Living, with the May 2022 issue as the final print edition. Dotdash Meredith also announced a voluntary retirement program in the first quarter of 2022 to its employees who met certain age and service requirements. In addition, actions were taken to improve efficiencies following the Meredith acquisition, including vacating leased office space.
For the three and nine months ended September 30, 2022, the Company incurred $24.7 million and $60.8 million, respectively, of related restructuring charges, including $3.4 million and $36.5 million, respectively, of severance and related costs. The restructuring charges for both the three and nine months ended September 30, 2022 include $21.3 million of impairment charges related to the consolidation of certain leased spaces following the Meredith acquisition; $14.3 million related to the impairment of a right-of-use asset ("ROU asset"), which is included in "General and administrative expense," and $7.0 million related to the impairment of leasehold improvements and furniture and equipment, which is included in "Depreciation" in the statement of operations.
Dotdash Meredith anticipates the estimated remaining costs associated with the 2022 restructuring events will be approximately $1.0 million and will be paid by December 31, 2023 from existing cash on hand. See "Note 4—Dotdash Meredith Restructuring Charges, Transaction-Related Expenses and Change-in-Control Payments" to the financial statements included in "Item 1. Consolidated Financial Statements" for additional information on Dotdash Meredith restructuring charges.
Certain Risks and Concentrations—Services Agreement with Google (the "Services Agreement")
The Company and Google are parties to an amended Services Agreement, which expires on March 31, 2024 and provides for an automatic renewal for an additional one-year period absent a notice of non-renewal from either party on or before March 31, 2023. The Company earns certain other advertising revenue from Google that is not attributable to the Services Agreement. A meaningful portion of the Company's net cash from operating activities attributable to continuing operations that it can freely access is attributable to revenue earned pursuant to the Services Agreement and other revenue earned from Google.

For the three and nine months ended September 30, 2022, total revenue earned from Google was $161.6 million and $524.3 million, respectively, representing 12% and 13%, respectively, of the Company's revenue. The total revenue earned from the Services Agreement for the three and nine months ended September 30, 2022 was $117.3 million and $386.6 million, respectively, representing 9% and 10%, respectively, of the Company's total revenue. For the three and nine months ended September 30, 2021, total revenue earned from Google was $185.6 million and $527.0 million, respectively, representing 20% and 21%, respectively, of the Company's revenue. The total revenue earned from the Services Agreement for the three and nine months ended September 30, 2021 was $168.0 million and $471.3 million, respectively, representing 18% and 19%, respectively, of the Company's total revenue. The related accounts receivable totaled $58.3 million and $89.1 million at September 30, 2022 and December 31, 2021, respectively.
The revenue attributable to the Services Agreement is earned by Ask Media Group and the Desktop business, both within the Search segment. For the three and nine months ended September 30, 2022, revenue earned from the Services Agreement was $97.3 million and $315.4 million, respectively, within Ask Media Group and $20.0 million and $71.2 million, respectively, within the Desktop business. For the three and nine months ended September 30, 2021, revenue earned from the Services Agreement was $137.9 million and $382.5 million, respectively, within Ask Media Group and $30.1 million and $88.8 million, respectively, within the Desktop business.
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
Certain industry-wide policy changes became effective on August 27, 2020. These industry-wide changes, combined with increased enforcement of policies under the Services Agreement, have had a negative impact on the results of operations of the B2C business. During the fourth quarter of 2020, Google suspended services with respect to some B2C's products and may do so with respect to other products in the future. As a result, the B2C business elected to modify certain marketing strategies in early January 2021. Subsequently, Google informed us of another policy change in the first quarter of 2021 that became effective on May 10, 2021. We anticipated that this Google policy change would eliminate our ability to successfully introduce and market new B2C products that would be profitable. Therefore, we undertook cost reduction measures and effectively eliminated all marketing of B2C products beginning in March 2021. This elimination of marketing positively impacted profitability starting in the second quarter of 2021 because revenue from B2C products is earned over multiple periods beyond just the period in which the initial marketing is incurred. Following the cessation of the introduction of new products in March 2021, the B2C revenue stream relates solely to the then existing installed base of products. We expect future revenue and profits of the B2C business to continue to decline significantly.
COVID-19 Update
The impact on the Company from the COVID-19 pandemic and the measures designed to contain its spread continues to have a negative impact on year-over-year financial performance at Angi Inc. and Dotdash Meredith.

Angi Inc.
As previously disclosed, the impact of COVID-19 on the businesses in IAC's Angi Inc. segment initially resulted in a decline in demand for service requests, driven primarily by decreases in demand in certain categories of jobs (particularly discretionary indoor projects). While these businesses experienced a rebound in service requests from mid-2020 through early 2021, service requests started to decline in May 2021 and have continued to decline during 2022 due, in part, to COVID-19 measures that were more widely in place in prior periods. Angi Inc.'s ability to monetize service requests rebounded modestly in the second half of 2021 and the first half of 2022, however, that improved monetization plateaued in the third quarter of 2022 and is now in line with monetization rates experienced pre-COVID-19.
Dotdash Meredith
Traffic to Dotdash’s sites is down relative to last year when COVID-19 measures were still more widely in place. As a result, digital advertising and performance marketing revenue at Dotdash, excluding Meredith, declined compared to 2021 due to lower traffic to its sites compared to prior year COVID-19 traffic highs. Post acquisition, Meredith has experienced a similar impact to its digital advertising revenue.
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

Results of Operations for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021
Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	$ Change	% Change	2021	2022	$ Change	% Change	2021
	(Dollars in thousands)
Dotdash Meredith
Digital	$220,749	$155,584	239%	$65,165	$671,424	$467,505	229%	$203,919
Print	251,471	251,471	N/A	—	801,756	801,756	N/A	—
Intersegment eliminations	(5,135)	(5,135)	N/A	—	(16,100)	(16,100)	N/A	—
Total Dotdash Meredith	467,085	401,920	617%	65,165	1,457,080	1,253,161	615%	203,919
Angi Inc.	498,036	36,471	8%	461,565	1,449,977	180,395	14%	1,269,582
Search	156,719	(71,726)	(31)%	228,445	578,287	(14,799)	(2)%	593,086
Emerging & Other	180,820	11,897	7%	168,923	508,903	35,168	7%	473,735
Intersegment eliminations	(1,759)	(1,729)	(5,802)%	(30)	(5,420)	(5,283)	(3,848)%	(137)
Total	$1,300,901	$376,833	41%	$924,068	$3,988,827	$1,448,642	57%	$2,540,185
_____________________
N/A = Not applicable
For the three months ended September 30, 2022 compared to the three months ended September 30, 2021
•Dotdash Meredith revenue increased 617% to $467.1 million due to the contribution of $407.9 million from Meredith, acquired December 1, 2021, partially offset by a decrease of $5.4 million, or 13%, in Dotdash Display Advertising Revenue. The decrease in Dotdash Display Advertising Revenue was due primarily to a decrease in advertising sold through our sales team and lower programmatic rates.
•Angi Inc. revenue increased 8% to $498.0 million driven by increases of $21.6 million, or 7%, in Angi Ads and Leads Revenue and $14.5 million, or 12%, in Angi Services Revenue. The increase in Angi Ads and Leads Revenue was due primarily to price increases implemented during the second quarter of 2022. The increase in Angi Services Revenue was due primarily to organic growth, partially offset by a decrease of $11.4 million in revenue from Angi Roofing.
•Search revenue decreased 31% to $156.7 million due to decreases of $58.5 million, or 30%, from Ask Media Group and $13.2 million, or 38%, from Desktop. The decrease in Ask Media Group revenue was due to a reduction in marketing from affiliate partners resulting in decreased visitors to ad supported search and content websites. The decrease in Desktop revenue was due primarily to the Google policy changes announced in the prior year described above under "Services Agreement with Google (the "Services Agreement")."
•Emerging & Other revenue increased 7% to $180.8 million due primarily to a 13% increase in revenue at Care.com, an increase of $8.2 million at IAC Films due to Everything Everywhere All at Once and growth of 77% from Vivian Health, partially offset by lower revenue at Mosaic Group and the Daily Beast.
For the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021
•Dotdash Meredith revenue increased 615% to $1.5 billion due to the contribution of $1.3 billion from Meredith, acquired December 1, 2021, partially offset by decreases of $8.9 million, or 11%, in Dotdash Performance Marketing Revenue and $3.1 million, or 3%, in Dotdash Display Advertising Revenue. The decrease in Dotdash Performance Marketing Revenue was due to primarily to declines in both affiliate commerce commission revenue and performance marketing commission revenue due primarily to lower traffic to its sites compared to the prior year COVID-19 traffic highs. The decrease in Dotdash Display Advertising Revenue was due to the factors described above in the three-month discussion.

•Angi Inc. revenue increased 14% to $1.4 billion driven by increases of $151.0 million, or 62%, in Angi Services Revenue and $31.1 million, or 3%, in Angi Ads and Leads Revenue, partially offset by a decrease of $1.7 million, or 3%, at the European businesses. The increase in Angi Services Revenue was due primarily to organic growth and to a lesser extent, $67.9 million in revenue attributable to Angi Roofing, acquired July 1, 2021. The increase in Angi Ads and Leads Revenue is due primarily to price increases implemented during the second quarter of 2022 and the anniversary of the initial impact of the brand integration that began in March 2021. The revenue decrease at the European businesses was due to the unfavorable impact of the strengthening of the U.S. dollar relative to the Euro and British Pound.
•Search revenue decreased 2% to $578.3 million due to a decrease of $27.6 million, or 26%, from Desktop, partially offset by growth of $12.8 million, or 3%, from Ask Media Group. The decrease in Desktop revenue was due primarily to the factor described above in the three-month discussion. The increase in Ask Media Group revenue was due primarily to higher marketing driving increased visitors to ad supported search and content websites in the first half of 2022.
•Emerging & Other revenue increased 7% to $508.9 million due primarily to a 13% increase in revenue at Care.com and growth from Vivian Health and Bluecrew, partially offset by lower revenue at Mosaic Group and the Daily Beast.
Cost of revenue (exclusive of depreciation shown separately below)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	$ Change	% Change	2021	2022	$ Change	% Change	2021
	(Dollars in thousands)
Cost of revenue (exclusive of depreciation)	$453,513	$113,003	33%	$340,510	$1,499,968	$671,224	81%	$828,744
As a percentage of revenue	35%			37%	38%			33%
For the three months ended September 30, 2022 compared to the three months ended September 30, 2021
Cost of revenue in 2022 increased from 2021 due to an increase of $182.6 million from Dotdash Meredith, partially offset by a decrease of $78.5 million from Search.
•The Dotdash Meredith increase was due primarily to $179.0 million of expense from the inclusion of Meredith and an increase of $4.2 million in compensation expense related to increased editorial headcount at Dotdash.
•The Search decrease was due primarily to a decrease of $78.3 million in traffic acquisition costs at Ask Media Group resulting from the decrease in revenue.
For the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021
Cost of revenue in 2022 increased from 2021 due to increases of $578.6 million from Dotdash Meredith and $112.8 million from Angi Inc., partially offset by a decrease of $25.9 million from Search.
•The Dotdash Meredith increase was due primarily to $567.5 million of expense from the inclusion of Meredith and an increase of $12.0 million in compensation expense related to increased editorial headcount at Dotdash. Included in Meredith's expense is $17.9 million of restructuring costs primarily related to the reorganization of the Dotdash Meredith business described above under "Dotdash Meredith Restructuring Charges."
•The Angi Inc. increase was due primarily to $55.2 million of costs attributable to growth at Angi Services and $53.7 million of costs attributable to the inclusion of Angi Roofing for nine months in the current year compared to three months in the prior year. The increase at Angi Services was due primarily to organic growth, including costs incurred for third-party service professionals for other Angi Services arrangements. The increase at Angi Roofing was due primarily to costs incurred for roofing materials and third-party contractors.

•The Search decrease was due primarily to a decrease in traffic acquisition costs of $40.9 million at Ask Media Group, partially offset by an increase in traffic acquisition costs of $16.8 million at Desktop. The decrease in traffic acquisition costs at Ask Media Group was due primarily to a decrease in the proportion of revenue earned from partners who direct traffic to our websites. The increase in traffic acquisition costs at Desktop was a result of unfavorable revenue share rates resulting in higher revenue share payments compared to the prior year.
Selling and marketing expense

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	$ Change	% Change	2021	2022	$ Change	% Change	2021
	(Dollars in thousands)
Selling and marketing expense	$489,573	$141,386	41%	$348,187	$1,490,947	$489,187	49%	$1,001,760
As a percentage of revenue	38%			38%	37%			39%
For the three months ended September 30, 2022 compared to the three months ended September 30, 2021
Selling and marketing expense in 2022 increased from 2021 due to increases of $122.6 million from Dotdash Meredith, $18.4 million from Search and $5.8 million from Emerging and Other.
•The Dotdash Meredith increase was due principally to $120.3 million of expense from the inclusion of Meredith.
•The Search increase was due primarily to an increase of $20.8 million in online marketing at Ask Media Group, partially offset by a decrease of $3.6 million at Desktop as it eliminated all marketing of its B2C products beginning in early March 2021 due primarily to the Google policy changes in the fourth quarter of 2020 and the first quarter of 2021 described above under "Certain Risks and Concentrations—Services Agreement with Google (the "Services Agreement"). The increase at Ask Media Group was due primarily to increases in both search engine marketing and ad placement spend on social media sites.
•The Emerging & Other increase was due primarily to increases of $3.7 million in marketing spend at IAC Films, $3.2 million and $1.3 million in compensation expense at Care.com and Vivian Health, respectively, partially offset by decreases of $2.8 million in advertising expense at Mosaic Group and $2.4 million in online marketing at Care.com. The increase in marketing spend at IAC Films was related to Everything Everywhere All at Once. The increase in compensation expense at both Care.com and Vivian Health was due primarily to higher headcount.
For the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021
Selling and marketing expense in 2022 increased from 2021 due to increases of $415.2 million from Dotdash Meredith, $28.8 million from Emerging & Other, $28.7 million from Angi Inc., and $22.2 million from Search.
•The Dotdash Meredith increase was due principally to $410.4 million of expense from the inclusion of Meredith. Included in Meredith's expense is $10.3 million of restructuring costs primarily related to the reorganization of the Dotdash Meredith business described above under "Dotdash Meredith Restructuring Charges."
•The Emerging & Other increase was due primarily to increases of $8.2 million in compensation expense and $4.8 million in online marketing at Care.com, $3.7 million in marketing spend at IAC Films, $3.5 million in compensation expense and $1.9 million in online marketing at Vivian Health and $1.8 million in outsourced personnel costs at Bluecrew. The increases at Care.com, IAC Films and Vivian Health are due to the factors described above in the three-month discussion.

•The Angi Inc. increase was due primarily to expense of $10.0 million from the inclusion of Angi Roofing for nine months in the current year compared to three months in the prior year, and increases in advertising expense of $7.2 million, professional fees of $4.4 million, software maintenance costs of $4.0 million and compensation expense of $2.5 million partially offset by a decrease in lease expense of $4.2 million. The increase in advertising expense was due primarily to an increase of $20.2 million in search engine marketing spend, partially offset by decreases of $11.4 million in app platforms and service professional marketing, and $1.6 million in television spend. The increase in search engine marketing spend was due to the continued brand integration initiative at the beginning of 2022 and increased costs to obtain service requests later in 2022. The decrease in fees paid to app platforms and service professional marketing was due primarily to the investment in Angi Services in 2021 as compared to 2022. The decrease in television spend in 2022 reflects the return to historical spending levels in 2021 as compared to the shift to online marketing from television marketing. The increase in professional fees was due primarily to an increase in consulting costs for creative advertising agencies. The increase in software maintenance costs was due primarily to general maintenance. The increase in compensation expense was due primarily to an increase in wage-related expense from higher headcount, partially offset by a decrease in commissions expense. The decrease in lease expense was as a result of Angi Inc. reducing its real estate footprint in 2021.
•The Search increase was due primarily to an increase of $44.1 million in online marketing at Ask Media Group, partially offset by a decrease of $22.7 million at Desktop. The increase at Ask Media Group and the decrease at Desktop are due to the factors described above in the three-month discussion.
General and administrative expense

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	$ Change	% Change	2021	2022	$ Change	% Change	2021
	(Dollars in thousands)
General and administrative expense	$260,073	$76,774	42%	$183,299	$750,746	$229,576	44%	$521,170
As a percentage of revenue	20%			20%	19%			21%
For the three months ended September 30, 2022 compared to the three months ended September 30, 2021
General and administrative expense in 2022 increased from 2021 due to increases of $57.5 million from Dotdash Meredith and $25.2 million from Angi Inc., partially offset by a decrease of $9.8 million from Emerging & Other.
•The Dotdash Meredith increase was due primarily to $43.0 million of expense from the inclusion of Meredith, a $14.3 million impairment of a ROU asset related to the consolidation of certain leased spaces following the Meredith acquisition, and an increase of $3.3 million in compensation expense, partially offset by a decrease of $5.5 million in professional fees at Dotdash. During the third quarter of 2022, Dotdash Meredith incurred $15.7 million in restructuring costs, including the $14.3 million impairment described above, related to the reorganization of Dotdash Meredith's business described above under "Dotdash Meredith Restructuring Charges." The increase in compensation expense at Dotdash was due primarily to an increase in stock-based compensation expense. The decrease in professional fees was due to the inclusion in 2021 of $5.5 million of transaction-related costs in connection with the Meredith transaction.
•The Angi Inc. increase was due primarily to increases of $10.9 million in the provision for credit losses, $7.8 million in compensation expense and $6.3 million in legal expense. The increase in the provision for credit losses was due primarily to higher Angi Ads and Leads revenue. The increase in compensation expense was due primarily to increases in wage-related expense of $4.2 million and stock-based compensation expense of $3.0 million. The increase in wage-related expense was due primarily to an increase in headcount and the increase in stock-based compensation expense was primarily due to the acceleration of stock-based awards related to management departures in the third quarter of 2022, and new awards granted. The increase in legal expense is due primarily to accruals for certain legal matters in the current quarter.
•The Emerging & Other decrease was due primarily to the inclusion in 2021 of expense of $15.0 million in an acquisition-related contingent consideration fair value adjustment related to a change in estimate of the liability related to the amount of contingent consideration to be paid out in connection with a previous Mosaic Group acquisition.

For the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021
General and administrative expense in 2022 increased from 2021 due to increases of $175.3 million from Dotdash Meredith, $58.8 million from Angi Inc., and $3.1 million from Emerging & Other, partially offset by a decrease of $4.6 million from Corporate.
•The Dotdash Meredith increase was due primarily to $149.8 million of expense from the inclusion of Meredith, a $14.3 million impairment described above in the three-month discussion related to the consolidation of certain leased spaces following the Meredith acquisition, and an increase of $10.6 million in compensation expense, partially offset by a decrease of $4.7 million in professional fees at Dotdash. During the first nine months of 2022, Dotdash Meredith incurred $24.6 million in restructuring costs, including the $14.3 million impairment described above, related to the reorganization of Dotdash Meredith's business described above under "Dotdash Meredith Restructuring Charges" and $5.8 million in transaction-related costs, of which $4.9 million was incurred at Meredith, associated with its acquisition. The increase in compensation expense and the decrease in professional fees at Dotdash are due to the factors described above in the three-month discussion.
•The Angi Inc. increase was due primarily to increases of $22.7 million in compensation expense, $14.2 million in the provision for credit losses, $12.0 million of expense from the inclusion of Angi Roofing for nine months in the current year compared to three months in the prior year, increases of $6.3 million in legal expense, $6.2 million in professional fees and $5.5 million in software and maintenance costs, partially offset by a decrease of $8.2 million of impairment charges of ROU assets and related leasehold improvements and furniture and equipment. The increase in compensation expense was due primarily to increases in stock-based compensation expense of $14.4 million and wage-related expense of $12.8 million, partially offset by a $6.0 million charge in the first quarter of 2021, related to the acquisition of an additional 21% interest in MyBuilder at a premium to fair value. The increase in stock-based compensation expense was due primarily to the reversal of previously recognized expense related to unvested awards that were forfeited due to management departures in the first quarter of 2021, the acceleration of stock-based awards related to management departures in the third quarter of 2022, and new awards granted. The increases in wage-related expense, provision for credit losses and legal expense were due primarily to the factors described above in the three-month discussion. The increase in professional fees was due primarily to outsourced personnel costs and legal fees. The increase in software licenses and maintenance costs was due primarily to increased investment in software to support Angi Inc.'s customer service function. The decrease in impairments of ROU assets and related leasehold improvements and furniture and equipment was due primarily to charges of $2.3 million in 2022 relative to $9.6 million in 2021, primarily due to Angi Inc. reducing its real estate footprint in 2021.

•The Emerging & Other increase was due primarily to a $7.1 million charge at Vivian Health related to the sale of equity interests held by certain members of its management and the settlement of certain employee stock-based awards in conjunction with the equity raise in the second quarter of 2022 and increases of $3.5 million in professional fees at Newco (an IAC incubator) and $1.8 million in software maintenance at Care.com, partially offset by the inclusion in 2021 of $15.0 million of expense in an acquisition-related contingent consideration fair value adjustment at Mosaic Group, as described above in the three-month discussion, and a gain of $3.2 million at Care.com related to the termination of a lease in the first quarter of 2022.
•The Corporate decrease was due primarily to the inclusion in 2021 of $6.1 million of transaction-related costs in connection with the Spin-off.
Product development expense

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	$ Change	% Change	2021	2022	$ Change	% Change	2021
	(Dollars in thousands)
Product development expense	$74,078	$21,801	42%	$52,277	$239,149	$81,556	52%	$157,593
As a percentage of revenue	6%			6%	6%			6%
For the three months ended September 30, 2022 compared to the three months ended September 30, 2021
Product development expense in 2022 increased from 2021 due to an increase of $22.5 million from Dotdash Meredith.
•The Dotdash Meredith increase was due primarily to $20.9 million of expense from the inclusion of Meredith.

For the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021
Product development expense in 2022 increased from 2021 due to increases of $68.9 million from Dotdash Meredith and $18.0 million from Emerging & Other, partially offset by a decrease of $4.6 million from Search.
•The Dotdash Meredith increase was due primarily to $64.8 million of expense from the inclusion of Meredith and an increase of $4.2 million in compensation expense at Dotdash due primarily to an increase in headcount.
•The Emerging & Other increase was due primarily to increases of $7.5 million in compensation expense and $3.4 million in outsourced personnel costs at Care.com, and a $2.4 million charge at Vivian Health related to the sale of equity interests held by certain members of its management and the settlement of certain employee stock-based awards in conjunction with the equity raise in the second quarter of 2022. The increase in compensation expense at Care.com was due primarily to higher headcount. The increase in outsourced personnel costs at Care.com was due primarily to enhancing existing product offerings and developing new products.
•The Search decrease was due primarily to a decrease of $5.4 million in compensation expense due primarily to the reduction in headcount following the cessation of new B2C products described above under "Services Agreement with Google (the "Services Agreement")."
Depreciation

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	$ Change	% Change	2021	2022	$ Change	% Change	2021
	(Dollars in thousands)
Depreciation	$27,567	$9,772	55%	$17,795	$86,855	$32,762	61%	$54,093
As a percentage of revenue	2%			2%	2%			2%
For the three months ended September 30, 2022 compared to the three months ended September 30, 2021
Depreciation increased in 2022 from 2021 due primarily to the impairment of leasehold improvements and furniture and equipment at Dotdash Meredith of $7.0 million related to the consolidation of certain leased spaces, as described above under "Dotdash Meredith Restructuring Charges" and an increase in expense of $3.1 million at Angi Inc. due primarily to investments in capitalized software.
For the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021
Depreciation increased in 2022 from 2021 due primarily to $31.4 million of expense from the inclusion of Meredith and the factors described above in the three-month discussion.

Operating (loss) income

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	$ Change	% Change	2021	2022	$ Change	% Change	2021
	(Dollars in thousands)
Dotdash Meredith
Digital	$(104,445)	$(111,527)	NM	$7,082	$(95,217)	$(139,600)	NM	$44,383
Print	27,325	27,325	N/A	—	(31,109)	(31,109)	N/A	—
Other	(18,378)	(18,378)	N/A	—	(52,924)	(52,924)	N/A	—
Total Dotdash Meredith	(95,498)	(102,580)	NM	7,082	(179,250)	(223,633)	NM	44,383
Angi Inc.	(11,058)	3,915	26%	(14,973)	(65,901)	(18,306)	(38)%	(47,595)
Search	19,085	(10,926)	(36)%	30,011	70,461	(3,598)	(5)%	74,059
Emerging & Other	(1,577)	20,662	93%	(22,239)	(114,402)	(90,456)	(378)%	(23,946)
Corporate	(35,632)	(3,684)	(12)%	(31,948)	(110,542)	4,076	4%	(114,618)
Total	$(124,680)	$(92,613)	(289)%	$(32,067)	$(399,634)	$(331,917)	(490)%	$(67,717)

As a percentage of revenue	(10)%			(3)%	(10)%			(3)%
_____________________
NM = Not meaningful
For the three months ended September 30, 2022 compared to the three months ended September 30, 2021
Operating loss increased $92.6 million to $124.7 million, despite the increase of $24.5 million in Adjusted EBITDA, described below, due primarily to increases of $106.7 million in amortization of intangibles, $15.7 million in stock-based compensation expense, and $9.8 million in depreciation, partially offset by the inclusion in 2021 of $15.0 million of expense related to an acquisition-related contingent consideration fair value adjustment. The increase in the amortization of intangibles was due primarily to the acquisition of Meredith, partially offset by lower expense at Care.com due to certain intangible assets becoming fully amortized. The increase in stock-based compensation expense was due primarily to new awards granted, the forfeiture of certain equity awards in 2021 and the acceleration of awards related to management departures in the third quarter of 2022. The increase in depreciation was due primarily to the impairment of leasehold improvements and furniture and equipment at Dotdash Meredith of $7.0 million related to the consolidation of certain leased spaces, as described above under "Dotdash Meredith Restructuring Charges" and an increase in expense of $3.1 million at Angi Inc. due primarily to investments in capitalized software.
For the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021
Operating loss decreased $331.9 million to $399.6 million due primarily to an increase of $189.5 million in amortization of intangibles, a goodwill impairment of $86.7 million at Mosaic Group in the second quarter of 2022, increases of $34.7 million in stock-based compensation expense and $32.8 million in depreciation, and a decrease in Adjusted EBITDA of $3.9 million, described below, partially offset by a change in acquisition-related contingent consideration fair value adjustments (income of $0.6 million in 2022 compared to expense of $15.0 million in 2021). The goodwill impairment at Mosaic Group is a result of the projected reduction in future revenue and profits from the business and lower trading multiples of a selected peer group of companies. The increase in amortization of intangibles was due to the factors described above in the three-month discussion. The increase in depreciation was due primarily to expense from the inclusion of Meredith and factors described above in the three-month discussion. The increase in stock-based compensation expense was due primarily to the reversal of previously recognized stock-based compensation expense due to forfeitures from management departures in 2021, the acceleration of awards related to management departures in the third quarter of 2022 and new awards granted since the first quarter of 2021.
See "Note 3—Goodwill and Intangible Assets" to the financial statements included in "Item 1. Consolidated Financial Statements" for a detailed description of the Mosaic Group goodwill impairment.
At September 30, 2022, Mosaic Group has goodwill of $153.6 million and the carrying value of this reporting unit approximates its fair value. Any subsequent declines in the fair value of Mosaic Group will result in additional goodwill impairment charges to the extent the carrying value exceeds the fair value.

The aggregate carrying value of goodwill for which the most recent estimate of the excess of fair value over carrying value is less than 20% is approximately $644.5 million.
At September 30, 2022, there was $349.6 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 4.6 years.
Adjusted EBITDA

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	$ Change	% Change	2021	2022	$ Change	% Change	2021
	(Dollars in thousands)
Dotdash Meredith
Digital	$22,602	$14,400	176%	$8,202	$108,718	$60,045	123%	$48,673
Print	23,097	23,097	N/A	—	18,882	18,882	N/A	—
Other	(14,506)	(14,506)	N/A	—	(48,706)	(48,706)	N/A	—
Total Dotdash Meredith	31,193	22,991	280%	8,202	78,894	30,221	62%	48,673
Angi Inc.	22,882	10,487	85%	12,395	29,402	(1,737)	(6)%	31,139
Search	19,111	(10,920)	(36)%	30,031	70,528	(3,559)	(5)%	74,087
Emerging & Other	2,425	(312)	(11)%	2,737	(13,719)	(35,311)	NM	21,592
Corporate	(20,830)	2,302	10%	(23,132)	(65,240)	6,529	9%	(71,769)
Total	$54,781	$24,548	81%	$30,233	$99,865	$(3,857)	(4)%	$103,722

As a percentage of revenue	4%			3%	3%			4%
For a reconciliation of net (loss) earnings attributable to IAC shareholders to operating loss to Adjusted EBITDA, see "Principles of Financial Reporting." For a reconciliation of operating (loss) income to Adjusted EBITDA for the Company's reportable segments, see "Note 8—Segment Information" to the financial statements included in "Item 1. Consolidated Financial Statements."
For the three months ended September 30, 2022 compared to the three months ended September 30, 2021
•Dotdash Meredith Adjusted EBITDA increased 280% to $31.2 million, due to higher revenue, partially offset by $17.7 million in restructuring charges and $0.8 million in transaction-related costs associated with the Meredith acquisition described above under "Dotdash Meredith Restructuring Charges."
•Angi Inc. Adjusted EBITDA increased $10.5 million to $22.9 million, due to higher revenue, partially offset by an increase of $25.2 million in general and administrative expense, which is described above.
•Search Adjusted EBITDA decreased $10.9 million to $19.1 million due to a decrease in Ask Media Group revenue and an increase in online marketing, partially offset by a decrease in traffic acquisitions costs.
•Emerging & Other Adjusted EBITDA decreased $0.3 million to $2.4 million due primarily to increased losses at Bluecrew, the Daily Beast and Newco and lower profits at Mosaic Group, partially offset by increased profits at Care.com.
•Corporate Adjusted EBITDA loss decreased 10% to $20.8 million due primarily to lower wage-related expense.
For the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021
•Dotdash Meredith Adjusted EBITDA increased 62% to $78.9 million, due to higher revenue, partially offset by $53.8 million in restructuring charges and $6.0 million in transaction-related costs associated with the Meredith acquisition described above under "Dotdash Meredith Restructuring Charges."

•Angi Inc. Adjusted EBITDA decreased 6% to $29.4 million, despite higher revenue, due to an increase of $112.8 million in cost of revenue due primarily to the growth of Angi Services, including $53.7 million of costs attributable to the inclusion of Angi Roofing for nine months in the current year compared to three months in the prior year, and an increase of $7.2 million in advertising expense, due primarily to the consolidation under a single brand on March 17, 2021, which has adversely affected both free and paid search engine marketing efforts.
•Search Adjusted EBITDA decreased $3.6 million to $70.5 million due primarily to a decrease in Desktop revenue and an increase in traffic acquisition costs as a result of unfavorable revenue share rates resulting in higher revenue share payments compared to the prior year, partially offset by higher revenue from Ask Media Group.
•Emerging & Other Adjusted EBITDA decreased $35.3 million to a loss of $13.7 million due primarily to a $9.8 million charge at Vivian Health related to the sale of equity interests held by certain members of its management and the settlement of certain employee stock-based awards in conjunction with the equity raise in the second quarter of 2022, lower profits at Mosaic Group and IAC Films and increased losses at Newco, Bluecrew and the Daily Beast, partially offset by higher profits at Care.com.
•Corporate Adjusted EBITDA loss decreased 9% to $65.2 million due primarily to the inclusion in 2021 of $6.1 million of transaction-related costs in connection with the Spin-off.
Interest expense

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	$ Change	% Change	2021	2022	$ Change	% Change	2021
	(Dollars in thousands)
Interest expense	$29,433	$23,401	388%	$6,032	$74,862	$56,399	305%	$18,463
For the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021
Interest expense in 2022 increased from 2021 due primarily to the Dotdash Meredith Term Loans, partially offset by the repayment of the ANGI Group Term Loan during the second quarter of 2021 and the write-off of deferred debt issuance costs associated with the termination of the ANGI Group Revolving Facility in August 2021.
Unrealized gain (loss) on investment in MGM Resorts International

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	$ Change	% Change	2021	2022	$ Change	% Change	2021
	(Dollars in thousands)
Unrealized gain (loss) on investment in MGM Resorts International	$42,523	$13,006	44%	$29,517	$(970,112)	$(1,657,267)	NM	$687,155
For the three months ended September 30, 2022 compared to the three months ended September 30, 2021
During the three months ended September 30, 2022 and 2021, the Company recorded unrealized pre-tax gains of $42.5 million and $29.5 million, respectively. In the third quarter of 2022, the Company purchased an additional 1.2 million shares of MGM for $41.8 million.
For the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021
During the nine months ended September 30, 2022 and 2021, the Company recorded an unrealized pre-tax loss of $970.1 million and an unrealized pre-tax gain of $687.2 million, respectively. In the first and third quarters of 2022, the Company purchased a total of 5.7 million additional shares of MGM for $244.3 million. Following these purchases, the Company owns approximately 64.7 million shares, representing a 16.9% ownership interest in MGM as of October 31, 2022.

Other income (expense), net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in thousands)
Realized gain related to the sale of investments	$11,840	$3,022	$12,302	$3,103
Interest income	8,778	216	11,918	931
Unrealized increase in the estimated fair value of a warrant	8,467	47,075	21,318	102,331
Upward (downward) adjustments to the carrying value of equity securities without readily determinable fair values	8,245	7,516	(14,131)	8,892
Net periodic pension benefit credits (costs), other than the service cost component(a)	1,871	—	(75,317)	—
Unrealized (loss) gain related to marketable equity securities	(13,972)	25,794	(8,316)	25,794
Foreign exchange losses, net(b)	(5,196)	(858)	(11,425)	(11,976)
Realized (loss) gain on the sale of a marketable equity security	—	(3,536)	—	7,174
Loss on extinguishment of debt(c)	—	—	—	(1,110)
Other	(355)	310	603	(1,751)
Other income (expense), net	$19,678	$79,539	$(63,048)	$133,388

$ Change	$(59,861)		$(196,436)
% Change	(75)%		NM
_____________________
(a)    Includes a pre-tax actuarial gain of $2.6 million for the three months ended September 30, 2022 related to Meredith's funded pension plan in the U.S. and a pre-tax actuarial loss of $76.1 million for the nine months ended September 30, 2022 related to Meredith's funded pension plans in the U.K., consisting of the IPC Pension Scheme, and the U.S. See "Note 9—Pension and Postretirement Benefit Plans" for additional information.
(b)    Includes $10.0 million in foreign exchange losses primarily related to the substantial liquidation of certain foreign subsidiaries in the nine months ended September 30, 2021.
(c)    Represents the write-off of deferred debt issuance costs related to the ANGI Group Term Loan, which was repaid in its entirety during the second quarter of 2021.
Income tax benefit (provision)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	$ Change	% Change	2021	2022	$ Change	% Change	2021
	(Dollars in thousands)
Income tax benefit (provision)	$26,065	$35,975	NM	$(9,910)	$325,517	$476,563	NM	$(151,046)
Effective income tax rate	28%			14%	22%			21%
For further details of income tax matters, see "Note 10—Income Taxes" to the financial statements included in "Item 1. Consolidated Financial Statements."
For the three months ended September 30, 2022 compared to the three months ended September 30, 2021
In 2022, the effective income tax rate was higher than the statutory rate of 21% due primarily to the realization of a capital loss.
In 2021, the effective income tax rate was lower than the statutory rate of 21% due primarily to excess tax benefits generated by the exercise and vesting of stock-based awards, partially offset by state taxes, nondeductible stock-based compensation expense and foreign income taxed at different rates.

For the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021
In 2022, the effective income tax rate was higher than the statutory rate of 21% due primarily to state taxes, offset by the non-deductible portion of the Mosaic Group goodwill impairment charge.
In 2021, the effective income tax rate was the same as the statutory rate of 21% due to excess tax benefits generated by the exercise and vesting of stock-based awards, offset by an increase in the valuation allowance on beginning-of-the-year deferred tax assets related to the Spin-off and state taxes.
Net loss (earnings) attributable to noncontrolling interests

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	$ Change	% Change	2021	2022	$ Change	% Change	2021
	(Dollars in thousands)
Net loss (earnings) attributable to noncontrolling interests	$2,024	$2,381	NM	$(357)	$13,388	$10,299	333%	$3,089
Net loss (earnings) attributable to noncontrolling interests in 2022 and 2021 primarily represents the publicly-held interest in Angi Inc.'s (losses) earnings. Net loss attributable to noncontrolling interests in 2022 also include a third-party interest in a subsidiary that holds two marketable equity securities that the Company recorded net unrealized losses on in 2022. Net (earnings) loss attributable to non-controlling interests in 2021 includes unrealized gains related to one of the investments that went public in the third quarter of 2021.

PRINCIPLES OF FINANCIAL REPORTING
The Company reports Adjusted EBITDA as a supplemental measure to U.S. generally accepted accounting principles ("GAAP"). This measure is one of the primary metrics by which we evaluate the performance of our businesses and our internal budgets are based and may impact management compensation. We believe that investors should have access to, and we are obligated to provide, the same set of tools that we use in analyzing our results. This non-GAAP measure should be considered in addition to results prepared in accordance with GAAP, but should not be considered a substitute for or superior to GAAP results. The Company endeavors to compensate for the limitations of the non-GAAP measure presented by providing the comparable GAAP measure with equal or greater prominence and descriptions of the reconciling items, including quantifying such items, to derive the non-GAAP measure. We encourage investors to examine the reconciling adjustments between the GAAP and non-GAAP measure, which we discuss below.
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
The following table reconciles net (loss) earnings attributable to IAC shareholders to operating loss to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Net (loss) earnings attributable to IAC shareholders	$(63,823)	$60,690	$(1,168,751)	$584,575
Add back:
Net (loss) earnings attributable to noncontrolling interests	(2,024)	357	(13,388)	(3,089)
Loss from discontinued operations, net of tax	—	—	—	1,831
Income tax (benefit) provision	(26,065)	9,910	(325,517)	151,046
Other (income) expense, net	(19,678)	(79,539)	63,048	(133,388)
Unrealized (gain) loss on investment in MGM Resorts International	(42,523)	(29,517)	970,112	(687,155)
Interest expense	29,433	6,032	74,862	18,463
Operating loss	(124,680)	(32,067)	(399,634)	(67,717)
Add back:
Stock-based compensation expense	31,117	15,438	92,460	57,804
Depreciation	27,567	17,795	86,855	54,093
Amortization of intangibles	120,777	14,067	234,048	44,542
Acquisition-related contingent consideration fair value adjustments	—	15,000	(612)	15,000
Goodwill impairment	—	—	86,748	—
Adjusted EBITDA	$54,781	$30,233	$99,865	$103,722
For a reconciliation of operating loss to Adjusted EBITDA for the Company's reportable segments, see "Note 8—Segment Information" to the financial statements included in "Item 1. Consolidated Financial Statements."

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
Depreciation is a non-cash expense relating to our capitalized software, equipment, buildings and leasehold improvements and is computed using the straight-line method to allocate the cost of depreciable assets to operations over their estimated useful lives, or, in the case of leasehold improvements, the lease term, if shorter.
Amortization of intangible assets and impairments of goodwill and intangible assets are non-cash expenses related primarily to acquisitions. At the time of an acquisition, the identifiable definite-lived intangible assets of the acquired company, such as advertiser relationships, technology, licensee relationships, content, trade names, service professional relationships, customer lists and user base, and subscriber relationships, are valued and amortized over their estimated lives. Value is also assigned to acquired indefinite-lived intangible assets, which comprise trade names and trademarks, and goodwill that are not subject to amortization. An impairment is recorded when the carrying value of an intangible asset or goodwill exceeds its fair value. We believe that intangible assets represent costs incurred by the acquired company to build value prior to acquisition and the related amortization and impairments of intangible assets or goodwill, if applicable, are not ongoing costs of doing business.
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

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Position

	September 30, 2022	December 31, 2021
	(In thousands)
Dotdash Meredith cash and cash equivalents:
United States	$125,002	$218,612
All other countries	14,336	14,781
Total Dotdash Meredith cash and cash equivalents	139,338	233,393

Angi Inc. cash and cash equivalents:
United States	302,046	404,277
All other countries	26,749	23,859
Total Angi Inc. cash and cash equivalents	328,795	428,136

IAC (excluding Dotdash Meredith and Angi Inc.) cash and cash equivalents and marketable securities:
United States	1,106,843	1,408,828
All other countries	32,408	48,373
Total cash and cash equivalents	1,139,251	1,457,201
Marketable securities (United States)	16,343	19,788
Total IAC (excluding Dotdash Meredith and Angi Inc.) cash and cash equivalents and marketable securities	1,155,594	1,476,989

Total cash and cash equivalents and marketable securities	$1,623,727	$2,138,518

Dotdash Meredith Debt:
Dotdash Meredith Term Loan A	$336,875	$350,000
Dotdash Meredith Term Loan B	1,240,625	1,250,000
Total Dotdash Meredith long-term debt	1,577,500	1,600,000
Less: current portion of Dotdash Meredith long-term debt	30,000	30,000
Less: original issue discount	5,521	6,176
Less: unamortized debt issuance costs	10,673	12,139
Total Dotdash Meredith long-term debt, net	1,531,306	1,551,685

ANGI Group Debt:
ANGI Group Senior Notes	500,000	500,000
Less: unamortized debt issuance costs	4,902	5,448
Total ANGI Group long-term debt	495,098	494,552

Total long-term debt, net	$2,026,404	$2,046,237
The Company's international cash can be repatriated without significant tax consequences.

Cash Flow Information
In summary, IAC's cash flows are as follows:

	Nine Months Ended September 30,
	2022	2021
	(In thousands)
Net cash (used in) provided by:
Operating activities attributable to continuing operations	$(101,493)	$209,629
Investing activities attributable to continuing operations	$(294,148)	$(216,553)
Financing activities attributable to continuing operations	$(101,239)	$(369,105)
Net cash provided by operating activities attributable to continuing operations consists of net earnings adjusted for non-cash items, and the effect of changes in working capital. Non-cash adjustments include the unrealized loss (gain) on the investment in MGM, deferred income taxes, amortization of intangibles, unrealized increase in the estimated fair value of a warrant, stock-based compensation expense, provision for credit losses, depreciation, goodwill impairment, pension and postretirement benefit expense, non-cash lease expense (including ROU asset impairments), and net losses (gains) on investments in equity securities.
2022
Adjustments to net losses attributable to continuing operations consist primarily of an unrealized loss on the investment in MGM of $970.1 million, amortization of intangibles of $234.0 million, stock-based compensation expense of $92.5 million, provision of credit losses of $87.7 million, depreciation of $86.9 million, goodwill impairment of $86.7 million, pension and postretirement benefit expense of $78.1 million, non-cash lease expense (including ROU asset impairments) of $56.9 million, and net losses on investments in equity securities of $10.1 million, partially offset by deferred taxes of $333.2 million and an unrealized increase in the estimated fair value of a warrant of $21.3 million. The decrease from changes in working capital include decreases in accounts payable and other liabilities of $244.4 million and operating lease liabilities of $47.7 million. The decrease in accounts payable and other liabilities is due primarily to a decrease in accrued employee compensation due, in part, to change-in-control payments, partially offset by an increase in restructuring charges, at Dotdash Meredith, a decrease in accrued traffic acquisition costs and related payables at Search, a payment of pre-acquisition income tax indemnification liabilities at Dotdash Meredith, and a decrease in accounts payable at Dotdash Meredith due primarily to timing of payments and lower spend due to the discontinuation of certain print publications. The decrease in operating lease liabilities is due to cash payments on leases net of interest accretion.
Net cash used in investing activities attributable to continuing operations includes $244.3 million for the purchase of 5.7 million additional shares of MGM and capital expenditures of $112.8 million primarily related to investments in capitalized software at Angi Inc., Care.com, and Dotdash Meredith to support its products and services, partially offset by net proceeds from the sale of certain businesses and investments of $41.3 million, and a decrease in notes receivable of $19.5 million.
Net cash used in financing activities attributable to continuing operations includes the repurchase of 1.1 million shares of IAC Class A common stock, on a settlement date basis, for $85.3 million at an average price of $77.44 per share, principal payments on Dotdash Meredith Term Loan A and Dotdash Meredith Term Loan B of $22.5 million, withholding taxes paid on behalf of IAC employees for stock-based awards that were net settled of $17.1 million, the repurchase of 1.0 million shares of Angi Inc. Class A common stock, on a settlement date basis, for $8.1 million at an average price of $7.80 per share, and withholding taxes paid on behalf of Angi Inc. employees for stock-based awards that were net settled of $5.6 million, partially offset by proceeds from the issuance of Vivian Health preferred shares, net of fees, of $34.7 million.

2021
Adjustments to net earnings attributable to continuing operations consist primarily of $687.2 million of an unrealized gain on the investment in MGM, an unrealized increase in the estimated fair value of a warrant of $102.3 million, and net gains on investments in equity securities of $45.0 million, partially offset by deferred income taxes $150.6 million, provision for credit losses of $66.4 million, stock-based compensation expense of $57.8 million, depreciation of $54.1 million, amortization of intangibles of $44.5 million, and non-cash lease expense (including ROU asset impairments) of $24.5 million. The increase from changes in working capital primarily consists of an increase in accounts payable and other liabilities of $103.8 million, an increase in deferred revenue of $39.9 million and a decrease in other assets of $19.0 million, partially offset by an increase in accounts receivable of $114.6 million, a decrease in operating lease liabilities of $20.5 million and a decrease in income taxes payable and receivable of $6.0 million. The increase in accounts payable and other liabilities is due primarily to increases in accrued traffic acquisition costs and related payables at Search, an increase in accrued advertising and related payables at Angi Inc. and accrued roofing material costs related to Angi Roofing at Angi Inc. The increase in deferred revenue is due primarily to timing of cash received related to various production deals at IAC Films, growth in subscription sales at Care.com, as well as an increase in annual memberships and customer deposits for Angi Services jobs at Angi Inc. The decrease in other assets is due to decreases in capitalized downloadable search toolbar costs at Search and capitalized sales commissions at Angi Inc. The increase in accounts receivable is due primarily to revenue growth at Angi Inc. primarily attributable to Angi Services, and Search, partially offset by timing of cash receipts at Care.com. The decrease in operating lease liabilities is due to cash payments on leases net of interest accretion. The decrease in income taxes payable and receivable is due primarily to the release of income tax reserves due to statue expirations and income tax payments in excess of income tax accruals.
Net cash used in investing activities attributable to continuing operations includes the cash distribution to IAC related to the spin-off of Vimeo of $333.2 million, capital expenditures of $69.4 million primarily related to investments in capitalized software at Angi Inc. to support its products and services, and a payment of $12.7 million related to the purchase of a 50% interest in an aircraft at Corporate, acquisitions of $25.4 million, principally related to the Angi Roofing acquisition at Angi Inc., and purchases of investments of $23.9 million, primarily related to Turo, partially offset by maturities of marketable debt securities of $225.0 million.
Net cash used in financing activities attributable to continuing operations includes $220.0 million for the prepayment of the remaining balance of the ANGI Group Term Loan, which otherwise would have matured on November 5, 2023, $56.1 million for withholding taxes paid on behalf of Angi Inc. employees for stock-based awards that were net settled, $35.4 million for the repurchase of 3.2 million shares of Angi Inc. Class A common stock, on a settlement date basis, at an average price of $11.06 per share, $35.1 million for withholding taxes paid on behalf of IAC employees for stock-based awards that were net settled and $24.7 million for the purchase of redeemable noncontrolling interests.
Discontinued Operations
Net cash provided by discontinued operations of $319.2 million for the nine months ended September 30, 2021 relates to the operations of Vimeo. The Company does not expect cash flows from discontinued operations following the Spin-off.
Liquidity and Capital Resources
Financing Arrangements
For a detailed description of long-term debt, see "Note 6—Long-term Debt" to the financial statements included in "Item 1. Consolidated Financial Statements."
Investment in MGM Resorts International
In the first and third quarters of 2022, the Company purchased a total of 5.7 million additional shares of MGM for $244.3 million. Following these purchases, the Company owns approximately 64.7 million shares, representing a 16.9% ownership interest in MGM as of October 31, 2022.
Share Repurchase Authorizations and Activity
During the nine months ended September 30, 2022, IAC repurchased 1.1 million shares of its common stock, on a trade date basis, at an average price of $77.44 per share, or $85.3 million in aggregate. At September 30, 2022, IAC has 6.9 million shares remaining in its share repurchase authorization.

During the nine months ended September 30, 2022, Angi Inc. repurchased 1.0 million shares of its Class A common stock, on a trade date basis, at an average price of $7.80 per share, or $8.1 million in aggregate. At September 30, 2022 Angi Inc. has 15.0 million shares remaining in its share repurchase authorization.
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
The following table summarizes (i) the aggregate intrinsic value of IAC options, Angi Inc. options, Angi Inc. stock settled stock appreciation rights, IAC and Angi Inc. non-publicly traded subsidiary denominated stock settled stock appreciation rights and (ii) the aggregate fair value (based on stock prices as of November 4, 2022) of IAC and Angi Inc. RSUs and IAC restricted stock outstanding as of that date; assuming these awards were net settled on that date, the withholding taxes that would be paid by the Company on behalf of employees upon exercise or vesting that would be payable (assuming these equity awards are net settled with a 50% tax rate), and the shares that would have been issued are as follows:

	Aggregate intrinsic value / fair value of awards outstanding	Estimated withholding taxes payable on vested shares and shares that will vest by September 30, 2023	Estimated withholding taxes payable on shares that will vest after September 30, 2023	Estimated IAC shares to be issued
	(In thousands)
IAC
Stock settled stock appreciation rights denominated in shares of certain non-publicly traded IAC subsidiaries other than Angi Inc. subsidiaries (a)	$42,732	$15,058	$6,308	472
IAC denominated stock options (b)	88,476	44,238	—	977
IAC RSUs (c)	65,161	654	30,804	745
IAC restricted stock (d)	—	—	—	—
Total IAC outstanding employee stock-based awards	196,369	59,950	37,112	2,194

Angi Inc.
Angi Inc. stock appreciation rights	—	—	—	See footnote (f) below
Other Angi Inc. equity awards (a)(e)	40,582	4,971	14,906	See footnote (f) below
Total Angi outstanding employee stock-based awards	40,582	4,971	14,906
Total outstanding employee stock-based awards	$236,951	$64,921	$52,018
_____________________
(a)    The number of shares ultimately needed to settle these awards and the cash withholding tax obligation may vary significantly as a result of the determination of the fair value of the relevant subsidiary at the time of exercise. In addition, the number of shares required to settle these awards will be impacted by movement in the stock price of IAC.

(b)    The Company has the discretion to settle these awards net of withholding tax and exercise price (which is represented in the table above) or settle on a gross basis and require the award holder to pay its share of the withholding tax, which he or she may do by selling IAC common shares. Assuming all IAC stock options outstanding on November 4, 2022 were settled on a gross basis, i.e., through the issuance of a number of IAC common shares equal to the number of stock options exercised, the Company would have issued 2.8 million common shares and would have received $39.8 million in cash proceeds. These amounts reflect adjustments made to IAC awards upon the completion of the Spin-off.
(c)    Approximately 80% of the estimated withholding taxes payable on shares that will vest after September 30, 2023 is related to awards that are scheduled to cliff vest in 2025, the five-year anniversary of the grant date.
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
Contractual Obligations
In the third quarter of 2022, the Company entered into a three-year cloud computing contract with payments of $84.0 million expected to be made within the next twelve months and the remaining payments of approximately $43.0 million expected to be made by September 2024. At September 30, 2022, there have been no other material changes outside of the ordinary course of business to the Company's contractual obligations since the disclosures for the year ended December 31, 2021, included in the Company's Annual Report on Form 10-K.
Capital and Other Expenditures
The Company anticipates that it will need to make capital and other expenditures in connection with the development and expansion of its operations. The Company's 2022 capital expenditures are expected to be higher than 2021 capital expenditures of $90.2 million by approximately 55% to 60%, primarily due to the development of capitalized software to support products and services at Angi Inc., Dotdash Meredith, and Care.com, partially offset by a decrease in capital expenditures at Corporate due to the purchase of a 50% interest in an aircraft in 2021.
Change-in-Control Payments
In December 2021, Dotdash Meredith recorded $60.1 million in change-in-control payments, which were triggered by the acquisition and the terms of certain former executives’ contracts. On July 1, 2022, Dotdash Meredith made $83.1 million in change-in-control payments, which included amounts accrued in December 2021, as well as amounts previously accrued that became payable following the change in control. On October 3, 2022, Dotdash Meredith made the final $4.3 million in change-in-control payments.
Liquidity Assessment
At September 30, 2022, the Company's consolidated cash, cash equivalents, and marketable equity securities, excluding MGM, were $1.6 billion, of which $328.8 million and $139.3 million was held by Angi Inc. and Dotdash Meredith, respectively. The Company's consolidated debt includes approximately $1.6 billion, which is a liability of Dotdash Meredith, Inc., a subsidiary of IAC, and $500.0 million, which is a liability of ANGI Group, a subsidiary of Angi Inc. On a consolidated basis, the Company generated negative cash flows from operating activities of $101.5 million for the nine months ended September 30, 2022. For the nine months ended September 30, 2022, the Company generated negative cash flows from operating activities of $13.2 million, excluding the negative cash flows from operating activities of $99.7 million generated by Dotdash Meredith and the positive cash flows from operating activities of $11.4 million generated by Angi Inc. Angi Inc. is a separate and distinct legal entity with its own public shareholders and board of directors and has no obligation to provide the Company with funds. As a result, the Company cannot freely access the cash of Angi Inc. and its subsidiaries. In addition, the Dotdash Meredith Credit Agreement contains covenants that would limit Dotdash Meredith’s ability to pay dividends, incur incremental secured indebtedness, or make distributions or certain investments in the event a default has occurred or if Dotdash Meredith’s consolidated net leverage ratio (as defined in the Dotdash Meredith Credit Agreement) exceeds 4.0 to 1.0; this ratio was exceeded for the test period ended September 30, 2022.
The Company's liquidity could be negatively affected by a decrease in demand for its products and services due to economic or other factors, including COVID-19.

The Company believes Angi Inc.'s and Dotdash Meredith's existing cash and cash equivalents and expected positive cash flows from operations and the Company's existing cash and cash equivalents, excluding Angi Inc. and Dotdash Meredith, will be sufficient to fund their respective normal operating requirements, including capital expenditures, debt service, the payment of withholding taxes paid on behalf of employees for net-settled stock-based awards, and investing and other commitments for the next twelve months. The Company may need to raise additional capital through future debt or equity financing to make additional acquisitions and investments beyond the next twelve months. Additional financing may not be available on terms favorable to the Company or at all, and may also be impacted by any disruptions in the financial markets. The indebtedness at Dotdash Meredith and Angi Inc., could further limit the Company's ability to raise incremental financing.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Equity Price Risk
In the first and third quarters of 2022, the Company purchased a total of 5.7 million additional shares of MGM for $244.3 million. Following these purchases, the Company owns approximately 64.7 million shares, representing a 16.9% ownership interest in MGM as of October 31, 2022.
The Company's results of operations and financial condition have been in the past and may be in the future materially impacted by increases or decreases in the price of MGM common shares, which are traded on the New York Stock Exchange. The Company recorded an unrealized pre-tax gain of $42.5 million and an unrealized pre-tax loss of $970.1 million for the three and nine months ended September 30, 2022, respectively. For the three and nine months ended September 30, 2021, the Company recorded unrealized pre-tax gains of $29.5 million and $687.2 million, respectively.
The cumulative unrealized net pre-tax gain through September 30, 2022 is $659.7 million. The carrying value of the Company's investment in MGM, which includes the cumulative unrealized pre-tax gains, was $1.9 billion and $2.6 billion at September 30, 2022 and December 31, 2021, respectively, which represents approximately 18% and 22% of IAC's consolidated total assets at September 30, 2022 and December 31, 2021, respectively. A $2.00 increase or decrease in the share price of MGM would, respectively, result in an unrealized pre-tax gain or loss of $129.4 million.
Interest Rate Risk
The Company's exposure to risk for changes in interest rates relates primarily to the Company's long-term debt.
At September 30, 2022, the principal amount of the Company's outstanding debt totals $2.08 billion, of which $1.58 billion is the Dotdash Meredith Term Loans, which bear interest at a variable rate, and $500.0 million is the ANGI Group Senior Notes, which bear interest at a fixed rate.
During the nine months ended September 30, 2022, Adjusted Term SOFR increased nearly 250 basis points relative to December 31, 2021. As a result of the increase in Adjusted Term SOFR during the nine months ended September 30, 2022, the interest expense on Dotdash Meredith Term Loans was $8.6 million higher as compared to what interest expense would have been if the Adjusted Term SOFR been unchanged during 2022. At September 30, 2022, the outstanding balance of $1.24 billion related to the Dotdash Meredith Term Loan B bore interest at Adjusted SOFR, subject to a minimum of 0.50%, plus 4.00%, or 6.61%, and the outstanding balance of $336.9 million related to the Dotdash Meredith Term Loan A bore interest at Adjusted Term SOFR plus 2.25%, or 4.86%. If Adjusted Term SOFR were to increase or decrease by 100 basis points, the annual interest expense on the Dotdash Meredith Term Loans would increase or decrease by $15.8 million.

If market rates decline relative to the interest rate on the ANGI Group Senior Notes, the Company runs the risk that the related required interest payments will exceed those based on market rates. A 100-basis point increase or decrease in the level of interest rates would, respectively, decrease or increase the fair value of the fixed-rate debt by $24.4 million. Such potential increase or decrease in fair value is based on certain simplifying assumptions, including an immediate increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period, nor changes in the credit profile.

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
There were no changes to our internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Shareholder Litigation Arising Out of the MTCH Separation
This shareholder class action and derivative lawsuit pending in Delaware state court is described in detail under the captions Part I-Item 3-Legal Proceedings of our annual report on Form 10-K for the fiscal year ended December 31, 2021 (page 36) and Part II-Item 1-Legal Proceedings of our quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2022 (page 59). See David Newman v. IAC/InterActiveCorp et al., No. 2020-0505 (Delaware Chancery Court) and Construction Industry & Laborers Joint Pension Trust for Southern Nevada Plan A v. IAC/InterActiveCorp et al. (Delaware Chancery Court), which have been consolidated under the caption In re Match Group, Inc. Derivative Litigation, No. 2020-0505. This lawsuit alleges that the terms of the MTCH Separation (as defined on page 14 of this quarterly report) are unfair to the former Match Group public shareholders and unduly beneficial to IAC as a result of undue influence by IAC and Mr. Diller over the then Match Group directors who unanimously approved the transaction and asserts a variety of direct and derivative claims. On September 1, 2022, the court issued an opinion and order granting the defendants' motions to dismiss the operative complaint with prejudice. On October 3, 2022, the plaintiffs filed a notice of appeal to the Delaware Supreme Court from the Chancery Court's order of dismissal. IAC believes that the allegations in this litigation are without merit and will continue to defend vigorously against them.

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

Actual results could differ materially from those contained in these forward-looking statements for a variety of reasons, including, among others: (i) our ability to market our products and services in a successful and cost-effective manner, (ii) the display of links to websites offering our products and services in a prominent manner in search results, (iii) changes in our relationship with (or policies implemented by) Google, (iv) our continued ability to market, distribute and monetize our products and services through search engines, digital app stores and social media platforms, (v) the failure or delay of the markets and industries in which our businesses operate to migrate online and the continued growth and acceptance of online products and services as effective alternatives to traditional products and services, (vi) our continued ability to develop and monetize versions of our products and services for mobile and other digital devices, (vii) adverse economic events or trends that adversely impact advertising spending levels, (viii) risks related to our Print business (declining revenue, increased paper and postage costs, reliance on a single supplier to print our magazines and increased pension plan obligations), (ix) the ability of our Digital business to successfully expand the digital reach of our portfolio of publishing brands, (x) our ability to establish and maintain relationships with quality and trustworthy service professionals and caregivers, (xi) the ability of Angi Inc. to successfully implement its brand initiative and expand Angi Services (its pre-priced offerings), (xii) our ability to engage directly with users, subscribers, consumers, service professionals and caregivers on a timely basis, (xiii) our ability to access, collect and use personal data about our users and subscribers, (xiv) the ability of our Chairman and Senior Executive, certain members of his family and our Chief Executive Officer to exercise significant influence over the composition of our board of directors, matters subject to stockholder approval and our operations, (xv) risks related to our liquidity and indebtedness (the impact of our indebtedness on our ability to operate our business, our ability to generate sufficient cash to service our indebtedness and interest rate risk), (xvi) our inability to freely access the cash of Dotdash Meredith and/or Angi Inc. and their respective subsidiaries, (xvii) dilution with respect to our investment in Angi Inc., (xviii) our ability to compete, (xix) adverse economic events or trends (particularly those that adversely impact consumer confidence and spending behavior), either generally and/or in any of the markets in which our businesses operate, (xx) our ability to build, maintain and/or enhance our various brands, (xxi) the impact of the COVID-19 outbreak on our businesses, (xxii) our ability to protect our systems, technology and infrastructure from cyberattacks and to protect personal and confidential user information, (xxiii) the occurrence of data security breaches and/or fraud, (xxiv) increased liabilities and costs related to the processing, storage, use and disclosure of personal and confidential user information, (xxv) the integrity, quality, efficiency and scalability of our systems, technology and infrastructure (and those of third parties with whom we do business) and (xxvi) changes in key personnel.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
The Company did not issue or sell any shares of its common stock or any other equity securities pursuant to unregistered transactions during the quarter ended September 30, 2022.

Issuer Purchases of Equity Securities
The following table sets forth purchases by the Company of shares of IAC common stock during the quarter ended September 30, 2022:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs (2)
July 2022	—	—	—	7,301,226
August 2022	366,732	$71.56	366,732	6,934,494
September 2022	—	—	—	6,934,494
Total	366,732	$71.56	366,732	6,934,494

(1)    Reflects repurchases of IAC common stock made pursuant to the Company’s previously announced repurchase authorization.
(2)     Represents the total number of shares of IAC common stock that remained available for repurchase as of September 30, 2022 under the Company's previously announced June 2020 repurchase authorization. IAC may purchase shares pursuant to this repurchase authorization over an indefinite period of time in the open market and in privately negotiated transactions, depending on those factors IAC management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.

Item 6.    Exhibits
The documents set forth below, numbered in accordance with Item 601 of Regulation S-K, are filed herewith, incorporated by reference to the location indicated or furnished herewith.

Exhibit Number	Description	Location
3.1	Restated Certificate of Incorporation of the Registrant.	Exhibit 3.1(c) to the Registrant's Form 8-K, filed on July 2, 2020.
3.2	Amendment to Restated Certificate of Incorporation of the Registrant.	Exhibit 4.2 to the Registrant's Post-Effective Amendment No. 1 on Form S-8 to Registration Statement on Form S-4 (File No. 333-251656), filed on May 26, 2021.
3.3	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant.	Exhibit 3.1 to the Registrant's Form 8-K filed on August 12, 2022.
3.4	Certificate of Designations of Series A Cumulative Preferred Stock of the Registrant.	Exhibit 3.2 to the Registrant's Form 8-K, filed on July 2, 2020.
3.5	Amended and Restated By-Laws of the Registrant.	Exhibit 3.2 to the Registrant's Form 8-K filed on August 12, 2022.
31.1	Certification of the Chairman and Senior Executive pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.(1)
31.2	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.(1)
31.3	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.(1)
32.1	Certification of the Chairman and Senior Executive pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.(2)
32.2	Certification of the Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.(2)
32.3	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.(2)
101.INS	Inline XBRL Instance.(1)	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema.(1)
101.CAL	Inline XBRL Taxonomy Extension Calculation.(1)
101.DEF	Inline XBRL Taxonomy Extension Definition.(1)
101.LAB	Inline XBRL Taxonomy Extension Labels.(1)
101.PRE	Inline XBRL Taxonomy Extension Presentation.(1)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_____________________
(1)Filed herewith.

(2)Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	November 9, 2022
IAC INC.

		By:	/s/ CHRISTOPHER HALPIN
Christopher Halpin
Executive Vice President and Chief Financial Officer

Signature	Title	Date

/s/ CHRISTOPHER HALPIN	Executive Vice President and Chief Financial Officer	November 9, 2022
Christopher Halpin