Form 10-K
period 2022-12-31
IAC Inc.
filed 2023-03-01
CIK 1800227

As filed with the Securities and Exchange Commission on March 1, 2023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by a check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal controls over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issues its audit report ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of February 10, 2023, the following shares of the Registrant's Common Stock were outstanding:

Common Stock	83,082,172
Class B Common Stock	5,789,499
Total	88,871,671
The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of June 30, 2022 was $5,996,916,064. For the purpose of the foregoing calculation only, all directors and executive officers of the Registrant are assumed to be affiliates of the Registrant.
Documents Incorporated By Reference:
Portions of the Registrant's proxy statement for its 2023 Annual Meeting of Stockholders are incorporated by reference into Part III herein.

PART I
Item 1.    Business
OVERVIEW
Who We Are
IAC is today comprised of category leading businesses, including Angi Inc., Dotdash Meredith and Care.com, as well as others ranging from early stage to established businesses.
As used herein, “IAC,” the “Company,” “we,” “our,” “us” and other similar terms refer to IAC Inc. and its subsidiaries (unless the context requires otherwise).
Our History
IAC began as a hybrid media/electronic retailing company over twenty-five years ago. Since then, IAC (directly and through predecessor entities) has transformed itself into a leading Internet company through the development, building, acquisition and distribution to its stockholders of a number of businesses and continues to build companies and invest opportunistically.
From and after the late 1990s, we acquired a number of e-commerce companies, including Ticketmaster Group (later renamed Ticketmaster), Hotel Reservations Network (later renamed Hotels.com), Expedia.com, Match.com, LendingTree (later renamed Tree.com, Inc.), TripAdvisor, HomeAdvisor and Ask Jeeves, as well as Interval International (later renamed Interval Leisure Group, Inc.).
In 2005, we completed the separation of our travel and travel-related businesses and investments into an independent public company, Expedia, Inc. (now known as Expedia Group, Inc.). In 2008, we separated into five independent public companies: IAC (then IAC/InterActiveCorp), HSN, Inc. (now part of Qurate Retail, Inc.), Interval Leisure Group, Inc. (now part of Marriott Vacations Worldwide Corporation), Ticketmaster (now known as Live Nation Entertainment, Inc.) and Tree.com, Inc. (now known as LendingTree, Inc.). Following this transaction, we continued to invest in and acquire e-commerce companies, including About.com (later renamed Dotdash) and a number of online dating companies in the United States and various jurisdictions abroad.
In 2017, we completed the combination of the businesses in our former HomeAdvisor financial reporting segment with those of Angie’s List, Inc. under a new public company, ANGI Homeservices Inc. (now known as Angi Inc.), that we control. And in 2018, through this entity we acquired Handy Technologies, Inc., a leading platform in the United States for connecting consumers looking for household services with top-quality, pre-screened independent service professionals.
In February 2020, we acquired Care.com, a leading online destination for families to connect with caregivers for their children, aging parents, pets and homes, and for caregivers to connect with families seeking care services. In June 2020, we completed the separation of our online dating businesses into an independent public company, Match Group, Inc.

In May 2021, we completed the spin-off of our full stake in our Vimeo business, after which Vimeo, Inc. (formerly Vimeo Holdings, Inc. (“Vimeo”)) became an independent public company. In December 2021, through Dotdash Media Inc., we completed the acquisition of Meredith Holdings Corp., owner of a portfolio of publishing brands, such as PEOPLE, Better Homes & Gardens, FOOD & WINE, Allrecipes, Southern Living and InStyle. Following the acquisition, we refer to the combined entity, which operates the brands and businesses of our former Dotdash financial reporting segment and those of Meredith Holdings Corp., as Dotdash Meredith.
In April 2022, we announced a $60 million primary and secondary investment in Vivian Health, a platform to efficiently connect healthcare professionals with job opportunities, in which we hold a controlling interest. In November 2022, we completed the sale of Bluecrew, a technology driven staffing platform exclusively for flexible W-2 work. Lastly, we hold a meaningful stake (initial and follow-on stakes acquired in August 2020 and August 2022, respectively) in MGM Resorts International, a leader in gaming, hospitality and leisure.

EQUITY OWNERSHIP AND VOTE
IAC has outstanding shares of common stock, with one vote per share, and shares of Class B common stock, with ten votes per share and which are convertible into common stock on a share for share basis. As of the date of this report, Barry Diller, IAC’s Chairman and Senior Executive, his spouse (Diane von Furstenberg) and his stepson (Alexander von Furstenberg), collectively hold (directly and through certain trusts) 5,789,499 shares of IAC Class B common stock representing 100% of the outstanding shares of Class B common stock. Together with shares of IAC common stock held as of the date of this report by Mr. Diller (172,708), Mr. von Furstenberg (75,510), a trust for the benefit of certain members of Mr. Diller’s family (136,711) and a family foundation (1,711), these holdings collectively represent approximately 41.3 % of the total outstanding voting power of IAC (based on the number of shares of IAC common and Class B common stock outstanding on February 10, 2023). As of the date of this report, Mr. Diller also holds 1,000,000 vested options to purchase shares of IAC common stock.
Pursuant to that certain voting agreement, dated as of November 5, 2020, by and among Mr. Diller and the trustees of certain trusts through which all 5,789,499 shares of Class B common stock and 136,711 shares of common stock are held (the “Diller Parties”), on the one hand, and Joseph M. Levin, IAC’s Chief Executive Officer, on the other hand, (the “Voting Agreement”):
•the Diller Parties agreed to vote all shares of IAC common stock and IAC Class B common stock held by them in favor of Mr. Levin’s election to the IAC board of directors at each meeting of IAC stockholders at which Mr. Levin stands for election;
•prior to a vote being taken on specified Contingent Matters (a material acquisition or disposition of any assets or business by IAC or its subsidiaries, the entry by IAC into a material new line of business and the spin-off or split-off to IAC stockholders of (or similar transaction involving) a material business of IAC submitted for IAC stockholder approval), Mr. Diller (or following Mr. Diller’s death or disability or Mr. Diller ceasing to serve as a director or executive officer of IAC, Alexander von Furstenberg or his successor), in consultation with the other Diller Parties, and Mr. Levin, will seek agreement on how to vote the shares of IAC common stock and IAC Class B common stock held by the Diller Parties; provided, however, that if an agreement is not reached to support any such proposal, the Diller Parties have agreed to vote all shares of IAC common stock and IAC Class B common stock held by them against any such proposal; and
•if any of the Diller Parties determines to sell shares of IAC Class B common stock to a person other than Mr. Diller, his family members or certain entities controlled by such persons, they will discuss with Mr. Levin selling such shares to him before selling to any other party.
The Voting Agreement will automatically terminate upon a “Change in Control” of IAC (as defined in the Restricted Stock Agreement between Mr. Levin and the Company dated November 5, 2020) or the termination of Mr. Levin’s employment with IAC.
In addition, pursuant to an amended and restated governance agreement between IAC and Mr. Diller, for so long as Mr. Diller serves as IAC’s Chairman and Senior Executive and he beneficially owns (within the meaning of Rule 13d-3 of the Securities Exchange Act of 1934, as amended) at least 5,000,000 shares of IAC Class B common stock and/or IAC common stock in which he has a pecuniary interest (including IAC securities beneficially owned by him directly and indirectly through trusts for the benefit of certain members of his family), he generally has the right to consent to certain limited matters specified in the governance agreement in the event that IAC’s ratio of total debt to EBITDA (as defined in the governance agreement) equals or exceeds four to one over a continuous twelve-month period.
As a result of the IAC securities held by Mr. Diller and certain members of his family (as described above), Mr. Diller and these family members are, collectively, currently in a position to influence (subject to IAC’s organizational documents and Delaware law) the composition of IAC's board of directors and the outcome of corporate actions requiring shareholder approval (such as mergers, business combinations and dispositions of assets, among other corporate transactions). In addition, as a result of the Voting Agreement, Mr. Levin is currently in a position, subject to IAC’s organizational documents and Delaware law, to influence his election to IAC's board of directors and the outcome of Contingent Matters (as defined in the Voting Agreement).

DESCRIPTION OF IAC BUSINESSES
Dotdash Meredith
Overview
Our Dotdash Meredith segment consists of its Digital and Print businesses. Through these businesses, we are one of the largest digital and print publishers in America, with a portfolio of over 40 publishing brands that collectively provide inspiring, informative, entertaining and empowering content to millions of consumers each month.
These Digital and Print businesses engage consumers across multiple media platforms and formats, as well as through licensing arrangements and magazines. Dotdash Meredith's portfolio of publishing brands (by vertical, brand and format) is as follows:
•Entertainment: PEOPLE (digital and print), Entertainment Weekly (digital) and People en Español (digital);
•Lifestyle: Allrecipes (digital and print), Better Homes & Gardens (digital and print), Southern Living (digital and print), The Spruce Eats (digital), Travel + Leisure (digital and print), Simply Recipes (digital), InStyle (digital), Real Simple, (digital and print), Food & Wine (digital and print), Martha Stewart Living (digital), Shape (digital), EatingWell (digital), The Spruce (digital), Lifewire (digital), Byrdie (digital), Serious Eats (digital), Liquor.com (digital), Brides (digital), Midwest Living (digital and print), TripSavvy (digital), Treehugger (digital), MyDomaine (digital), Daily Paws (digital and print), Magnolia Journal (print), Successful Farming (digital and print), American Patchwork & Quilting (digital and print), WOOD (digital and print), CookingLight (digital and print), Coastal Living (print), Traditional Home (print) and Sweet July (digital and print); and
•Health & Finance (all digital): Investopedia, Verywell Health, Parents, Health, The Balance, Verywell Mind, Verywell Family, Parents Latina and Verywell Fit.
Digital
The Digital business delivers digital content through a portfolio of brands that have leadership in those subject areas that Dotdash Meredith believes matter most to consumer audiences (including entertainment, food, home, beauty, travel, health, family, luxury and fashion). The Digital business provides original and engaging digital content in a variety of formats, including articles, illustrations, videos and images, working with hundreds of experts in their respective fields (including doctors, chefs and certified financial advisors, among others) to create and produce thousands of pieces of original content that we publish across our portfolio of brands on a monthly basis.
Print
Through the Print business, we are a leading magazine publisher in the United States. The Print business published 19 magazines as of December 31, 2022, as well as more than 400 special interest publications during the year ended December 31, 2022.

Print editorial teams create premium content covering subjects that Dotdash Meredith believes matter most to consumer audiences in a format that it believes consumers enjoy for its convenience and thoughtful editorial curation. The majority of the publishing brands and content within the Print business (for example, PEOPLE, Better Homes & Gardens and Southern Living) is focused on interests related to women and lifestyle. In addition, special interest publications provide in-depth information, education and entertainment on single topics and trends that Dotdash Meredith believes are timely and relevant to consumer audiences (including food, home, entertainment, and health and wellness). Most special interest publications have a high ratio of editorial to advertising content and are premium priced (for consumers) relative to subscription titles (see below).

The Print business distributes print magazines on a subscription basis (both direct and via agency partners) and through newsstands, with the majority of distribution occurring on a subscription basis. The Print business had approximately 20 million active subscriptions as of December 31, 2022. The majority of Dotdash Meredith subscription publications are issued between four and twelve times annually, with PEOPLE issued weekly. Single copies of subscription and special interest publications are sold through newsstands.

Revenue

Dotdash Meredith revenue consists of digital and print revenue. Digital revenue consists principally of advertising, performance marketing and licensing and other revenue. Print revenue consists principally of subscription, advertising, project and other, newsstand and performance marketing revenue.

Digital. Advertising revenue is generated primarily through digital display advertisements sold directly by Dotdash Meredith's sales team and through programmatic advertising networks. Performance marketing revenue includes commissions generated through affiliate commerce, affinity marketing and performance marketing channels. Affiliate commerce and performance marketing commission revenue is generated when Dotdash Meredith brands refer consumers to commerce partner websites resulting in a purchase or transaction. Affinity marketing programs partner with third parties to market and place magazine subscriptions online for both Dotdash Meredith and third-party publisher titles where Dotdash Meredith acts as an agent. Licensing revenue includes symbolic licenses, which include direct-to-retail product partnerships based on Dotdash Meredith's brands, and functional licenses, which consist of content licensing agreements.

Print. Subscription revenue relates to the sale of Dotdash Meredith print magazine subscriptions. Print advertising revenue relates to the sale of advertising in magazines directly to advertisers or through advertising agencies. Project and other revenue relates to other revenue streams that are primarily project based and may relate to any one or combination of the following activities: audience targeting advertising, custom publishing, content strategy and development, email marketing, social media, database marketing and search engine optimization. Newsstand revenue is related to single copy print magazines or bundles of single copy magazines sold to wholesalers for resale on newsstands. Performance marketing principally consists of affinity marketing revenue, in connection with which Dotdash Meredith partners with traditional customer facing channels (such as brick and mortar retailers and call centers) to place print magazine subscriptions for third-party publishers.
Marketing

The Digital business markets its digital content through a full suite of digital distribution channels, as well as via direct navigation to its various branded websites. The Print business markets its content through a variety of channels, including direct mail, search engines, social media, email, websites, affiliate links and third-party partnerships. Dotdash Meredith prefers a subscription-focused distribution approach for print publications because of its belief that this approach fosters long-term, direct relationships with consumers and creates greater monetization opportunities.

Competition

The Digital business is characterized by ever evolving technology, frequent product evolution and changing preferences of consumers, advertisers and marketers. Digital media is intensely competitive, particularly for consumer attention (both attracting and retaining), driving traffic to various Dotdash Meredith Digital brands through search engines (and the display of information from such brands (and links to websites offering Dotdash Meredith content) within search engine results) and spending from advertisers and marketers. In the case of the Digital business, competitors primarily include diversified multi-platform media companies, other online publishers and destination websites with brands in similar vertical content categories, news aggregators, search engines and social media platforms. Some of these competitors may have longer operating histories, greater brand recognition, larger user bases and/or greater financial, technical or marketing resources than Dotdash Meredith does. As a result, these competitors may have the ability to devote comparatively greater resources to the development and promotion of their digital content, which could result in greater market acceptance of their digital content relative to Dotdash Meredith digital content.

Print publishing is a highly competitive business. Dotdash Meredith Print magazines and related publishing products and services compete primarily with other print magazine publishers, as well as other mass media (online and offline) and many other leisure-time activities. While competition is strong for established print magazine brands, gaining readership for new print magazines and special interest publications is especially competitive.

We believe that the ability of the Digital and Print businesses to compete successfully will depend primarily upon the following factors:

•the ability to maintain and grow their large reach to American consumers across existing, as well as new and emerging platforms;
•the quality of the content and editorial features in digital content, print magazines and special interest publications;

•the ability to continue to maintain and build recognized expertise and authority in the vertical subject areas that Dotdash Meredith believes matter most to consumer audiences, and to continue to create content and experiences that are useful, relevant and entertaining to consumer audiences and reflect their evolving preferences;
•the ability to continue to attract (and increase) traffic to Digital publishing brands through search engines, including the ability to ensure that information from such brands and related links are displayed prominently in search engine results, as well as the ability to respond to changes in the usage and functioning of search engines;
•the ability to continue to build and maintain brand recognition, trust and loyalty across the Dotdash Meredith portfolio of publishing brands;
•the performance and visibility of the Dotdash Meredith portfolio of publishing brands (primarily across digital platforms) relative to those of its competitors;
•the ability to continue to grow and diversify monetization solutions, including advertising, e-commerce and affiliate relationships, performance marketing and other solutions;
•the ability to leverage existing proprietary platforms and data to provide consumer audiences with performant and relevant sites and experiences that are respectful (with targeted, limited ads) and privacy and search engine policy compliant;
•the ability to maintain and grow relationships with advertisers, in the case of the Digital business, through performant ads, targeting audiences and unique branded offerings (all with efficient reach to influence branding through to purchase) and in the case of the Print business, which will depend on:
•the rates charged for print advertising;
•the circulation levels of print magazines and the profit derived from such circulation;
•the breadth of demographic reach in terms of subscriptions and readership; and
•the ability to consistently provide advertisers and marketers with a compelling return on their investments;
•the ability to grow e-commerce related content and experiences and leverage the Dotdash Meredith portfolio of publishing brands and expertise to result in purchases and transactions and to continue to maintain good relationships with third parties upon which we depend in connection these efforts; and
•in the case of the Print business only:
•the ability to retain existing subscribers and successfully drive new subscribers to print magazines in a cost-effective manner;
•the ability to maintain print advertising rate cards and the number of pages sold by brand and issue;
•prices charged for print magazines; and
•the ability to provide quality customer service to advertisers, marketers and subscribers.
Angi Inc.
Overview

Angi Inc. (formerly ANGI Homeservices Inc.) is a publicly traded company that connects quality home service professionals with consumers across more than 500 different categories, from repairing and remodeling homes to cleaning and landscaping. During the year ended December 31, 2022, over 220,000 domestic service professionals actively sought consumer leads, completed jobs or advertised work through Angi Inc. platforms. Additionally, consumers turned to at least one Angi Inc. business to find a service professional for approximately 29 million projects during the year ended December 31, 2022.
In the fourth quarter of 2022, our Angi Inc. segment presentation was changed to reflect four operating segments, which now include: (i) Ads and Leads, (ii) Services, (iii) Roofing and (iv) International (includes Europe and Canada), with the various businesses within those segments operating under multiple brands. Angi Inc.'s financial information for prior periods has been recast to conform to the current period presentation.

In the United States, the Ads business provides service professionals with the capability to engage with potential customers, as well as with quoting, invoicing and payment services. The Leads business provides consumers with tools and resources to help them find and communicate with local, pre-screened and customer-rated service professionals nationwide for home repair, maintenance and improvement projects. The Services business allows consumers to browse and buy common household services at set prices directly from Angi Inc., rather than requesting quotes from service professionals, as well as instantly book appointments online for household services (primarily cleaning and handyman services) with top-quality, pre-screened independent service professionals. When consumers request household services directly through the platforms within the Services business, requests are fulfilled by independently established home services providers engaged in a trade, occupation and/or business that customarily provide such services. The matching services and pre-priced offerings and related tools and directories are provided to consumers free of charge. The Roofing business provides roof replacement and repair services.

Ads and Leads
Overview. The Ads business connects consumers with service professionals for local services through a nationwide online directory of service professionals across more than 500 service categories, as well as provides consumers with valuable tools, services and content (including verified reviews of local service professionals), to help them research, shop and hire for local services. Consumers can access the nationwide online directory and related basic tools and services free of charge upon registration, as well as by way of purchased membership packages. The Ads business also sells term-based website and mobile and magazine advertising to service professionals, as well as provides them with quoting, invoicing and payment services. The Leads business connects consumers with local, pre-screened and customer-rated service professionals nationwide for home repair, maintenance and improvement projects through a digital marketplace, as well as provides consumers with tools and resources relating to their service professional search.

Consumer Services. Consumers can search for a service professional in the nationwide online directory and/or be matched with a service professional through the Leads digital marketplace, as well as through certain third-party affiliate platforms. Consumers can also book appointments with service professionals through online on-demand services and connect with service professionals by phone, as well as access related basic tools and services, including an online True Cost Guide, which provides project cost information for hundreds of project types nationwide, and a library of home services-related content consisting primarily of articles about home improvement, repair and maintenance, tools to assist consumers with the research, planning and management of their projects, and general advice for working with service professionals.

Matches are made by way of Angi Inc.’s proprietary algorithm, based on several factors (including the type of services desired, location and the number of service professionals available to fulfill the request). Depending on the nature of the service request and the path through which it was submitted, consumers are generally matched with service professionals from the Leads digital marketplace, a Services service professional or a combination of Ads and Leads service professionals from the nationwide directory and digital marketplace, respectively (as and if available for a given search request). In all cases, service professionals may contact consumers with whom they have been matched directly and consumers can generally review profiles, ratings and reviews of presented service professionals and select the service professional whom they believe best meets their specific needs. Consumers are under no obligation to work with any service professional(s) referred by or found through any Angi Inc. or third-party affiliate platforms. Consumers are responsible for booking the service and for paying the service professional directly, which can be done by consumers independently.

Consumers can rate service professionals listed in the nationwide online directory on a one- to five- star rating scale based on a variety of criteria, including overall experience, availability, price, quality, responsiveness, punctuality, professionalism and other criteria, depending on the type of service provided. Ratings on each applicable criterion are weighted across all reviews submitted for the service professional to produce such professional’s overall rating. Consumers can also provide a detailed description of their experiences with service providers. Ratings and reviews cannot be submitted anonymously, and there are processes in place to prevent service professionals from reporting on themselves or their competitors, as well as to detect fraudulent or otherwise problematic reviews.

Service Professional Services. The Ads business sells term-based website and mobile and magazine advertising to certified service professionals, as well as provides them with a variety of services and tools, including quoting, invoicing and payment services. In order to become a certified service professional, service professionals must satisfy certain criteria, including earning the requisite member rating and validating their home services experience, and owners or principals of businesses affiliated with service professionals must pass certain criminal background checks and attest to applicable licensure requirements. Generally, service professionals with an average consumer rating below a “3” are not eligible for certification. Once eligibility criteria are satisfied, service professionals become certified and can then purchase term-based advertising and/or be matched with consumers. If a certified service professional fails to meet any eligibility criteria, refuses to participate in Angi Inc.'s complaint resolution process and/or engages in what Angi Inc. determines to be prohibited behavior through any Angi Inc.

platform, existing advertising and exclusive promotions will be suspended and the related advertising contact may be terminated.

Certified service professionals rotate among the first service professionals listed in the nationwide online directory search results for an applicable category (together with their company name, overall rating, number of reviews, certification badge and basic profile information), with non-certified service professionals appearing below certified service professionals in directory search results. Certified service professionals can also provide exclusive promotions to members. When consumers choose to be matched with a service professional, Angi Inc.’s proprietary algorithm will determine where a given service professional appears within related results.

Service professionals pay fees for consumer matches, at their election, and subscription fees for Leads memberships. The basic annual membership package includes membership in the digital marketplace, as well as access to consumer matches (for which additional fees are generally paid) and a listing in the Leads online directory and certain other affiliated directories, among other benefits. In addition to complying with commercial membership terms, once a member, service professionals must maintain the requisite customer rating (at least three stars). And if a service professional fails to meet any eligibility criteria during the membership term, refuses to participate in Angi Inc.'s complaint resolution process or engages in what Angi Inc. determines to be prohibited behavior through any Angi Inc. platforms, the service professional may be removed from the digital marketplace.

Services
Overview. Through the Services business, Angi Inc. provides a pre-priced offering, pursuant to which consumers can request services through Angi and Handy branded platforms and pay for such services on the applicable platform directly. When consumers request household services directly through Services platforms, requests are fulfilled by independently established home services providers engaged in a trade, occupation and/or business that customarily provide such services.

Consumer Services. Consumers can submit requests for work to be done on Angi and Handy branded platforms and referrals will be made based on the type of service desired, location and the date and time the consumer wants the service to be provided. In addition, consumers who purchase furniture, electronics, appliances and other home-related items from select third-party retail partners online (and in certain markets, in store) can simultaneously purchase assembly, installation and other related services to be fulfilled by a Services service professional, which services are then paid for by the consumer directly through the applicable third-party retail partner platform.

Service Professional Services. Services service professionals are provided with access to a pool of consumers seeking service professionals and must validate their home services experience, as well as attest to applicable licensure requirements and maintain an acceptable rating to remain on Services platforms. In addition, owners or principals of businesses affiliated with Services service professionals must pass certain criminal background checks. Access to Services platforms will be revoked for service professionals that repeatedly receive low customer satisfaction ratings.

Roofing
The business within our Roofing segment provides roof replacement and repair services, primarily in Florida (and, to a lesser extent, in Arizona and Texas). Requests for roof replacement and repair services are currently fulfilled via Angi Roofing, LLC, the entity that was formed by Angi Inc. in July 2021 to acquire certain assets and liabilities of Total Home Roofing, LLC. Roofing consumers are identified through lead generation services, as well as through word-of-mouth and referrals. Angi Roofing, LLC contracts with independent roofing professionals in each market to fulfill service requests.

International (Europe and Canada)

Through the International (Europe and Canada) segment, Angi Inc. also operates several international businesses that connect consumers with home service professionals, including: (i) Travaux, MyHammer and Werkspot, leading home services marketplaces in France, Germany and the Netherlands, respectively, (ii) MyBuilder, one of the leading home services marketplaces in the United Kingdom, (iii) the Austrian operations of MyHammer, (iv) the Italian operations of Werkspot and (v) Homestars, a leading home services marketplace in Canada. Angi Inc. owns controlling interests in Travaux, MyHammer, Werkspot and MyBuilder and wholly owns Homestars. The business models of the international businesses vary by jurisdiction and differ in certain respects from the business models of Angi Inc.’s various domestic businesses.

Revenue

Ads and Leads revenue primarily reflects domestic ads and leads revenue, including consumer connection revenue for consumer matches, revenue from service professionals under contract for advertising and membership subscription revenue from service professionals and consumers. Consumer connection revenue varies based upon several factors, including the service requested, product experience offered and geographic location of service. Services revenue primarily reflects revenue from pre-priced offerings, pursuant to which consumers request services through Services platforms and Angi Inc. then engages a service professional to perform the service. Roofing revenue primarily reflects revenue from Angi Inc.’s roof replacement offering, through which consumers purchase services directly from the Roofing business and Angi Inc. then engages a Roofing service professional to fulfill these requests. International revenue reflects revenue generated within the International segment (includes businesses in Europe and Canada), including consumer connection revenue for consumer matches and membership subscription revenue from service professionals and consumers.
Marketing
In March 2021, Angi Inc. (then known as ANGI Homeservices Inc.) updated one of its leading websites and brands, Angie’s List, to Angi, and concentrated its marketing investment in the Angi brand in order to focus its marketing, sales and branding efforts to a single brand.

Angi Inc. markets its various products and services to consumers primarily through digital marketing (primarily paid and free search engine marketing, display advertising and third-party affiliate agreements), as well as through traditional offline marketing (national television and radio campaigns) and e-mail. Pursuant to third-party affiliate agreements, third parties agree to advertise and promote Angi Inc.’s various products and services (and those of its various service professionals) on their platforms. In exchange for these efforts, these third parties are paid a fixed fee when visitors from their platforms click through and submit a valid service request through Angi Inc. platforms, or when visitors submit a valid service request on the affiliate platform and the affiliate transmits the service request to Angi Inc. Angi Inc. also markets its various products and services to consumers through relationships with select third-party retail partners and, to a lesser extent, through partnerships with other contextually related websites and direct mail.

Angi Inc. markets term-based advertising and related products, as well as matching services and digital marketplace membership subscriptions, to service professionals primarily through its sales force. These products and services are also marketed, together with pre-priced offerings and various directories, through paid search engine marketing, digital media advertising and direct relationships with trade associations and manufacturers.

Both generally, and in connection with the brand integration initiative described above, Angi Inc. has made (and we expect that it will continue to make) substantial investments in digital and traditional offline marketing (with continued expansion into new and existing digital platforms) to consumers and service professionals to promote its various products and services and drive visitors to Angi Inc. platforms and service professionals. See “Item 1A — Risk Factors — Risk Factors — Risks Relating to Our Business, Operations and Ownership —The Angi Inc. brand integration initiative may continue to involve substantial costs, including as a result of a continued negative impact on organic search placement.”

Competition

The home services industry is highly competitive and fragmented, and in many important respects, local in nature. Our Angi Inc. businesses compete with, among others: (i) search engines and online directories, (ii) home and/or local services-related platforms, (iii) providers of consumer ratings, reviews and referrals and (iv) various forms of traditional offline advertising (primarily local in nature), including radio, direct marketing campaigns, yellow pages, newspapers and other offline directories. These businesses also compete with local and national retailers of home improvement products that offer or promote installation services. We believe Angi Inc.’s biggest competition comes from the traditional methods most people currently use to find service professionals, which are by word-of-mouth and through referrals.

We believe that the ability of Angi Inc. to compete successfully will depend primarily upon the following factors:

•the ability to continue to successfully build and maintain awareness of, and trust and loyalty to, the Angi brand;

•the functionality of Angi Inc. websites and mobile applications and the attractiveness of their features and Angi Inc. products and services generally to consumers and service professionals, as well as the continued ability to introduce new products and services that resonate with consumers and service professionals generally;
•the ability to expand pre-priced offerings, while balancing the overall mix of service requests and directory services on Angi Inc. platforms generally;
•the size, quality, diversity and stability of the network of service professionals and the breadth of online directory listings;

•the ability to consistently generate service requests and pre-priced bookings through Angi Inc. platforms that convert into revenue for service professionals in a cost-effective manner;
•the ability to continue to attract (and increase) traffic to Angi Inc. brands and platforms through search engines, including the ability to ensure that information from such brands and platforms and related links are displayed prominently in free search engine results and that paid search marketing efforts are cost-effective, as well as the ability to respond to changes in the usage and functioning of search engines;
•the ability to increasingly engage with consumers directly through Angi Inc. platforms, including various mobile applications (rather than through search engine marketing or via free search engine referrals); and
•the quality and consistency of service professional pre-screening processes and ongoing quality control efforts, as well as the reliability, depth and timeliness of customer ratings and reviews.
Search
Overview
Our Search segment consists of Ask Media Group, a collection of websites providing general search services and information, and a Desktop business, which includes direct-to-consumer downloadable desktop applications and business-to-business partnership operations. Ask Media Group’s websites include, among others: Ask.com, a search site with a variety of fresh and contemporary content (celebrities, culture, entertainment, travel and general knowledge); Reference.com, a search and general knowledge content site that provides content across select vertical categories (history, business and finance and geography, among other verticals); Consumersearch.com, a search and content website that provides content designed to simplify the product research process; and Shopping.net, a vertical shopping search site, each of which contains a mix of search services and/or content targeted to various user or segment demographics.
Products, Services and Content
Through Ask Media Group, we provide search services that generally involve the generation and display on a search results page of a set of hyperlinks to web pages deemed relevant to search queries entered by users. In addition to these algorithmic search results, paid listings are also generally displayed in response to search queries. Paid listings are advertisements displayed on search results pages that generally contain a link to an advertiser’s website. Paid listings are generally displayed based on keywords selected by the advertiser and relevancy to the search query. Through certain of Ask Media Group’s various websites, digital content in a variety of formats, primarily articles with images and/or illustrations, as well as slideshows or more in-depth presentations, is also provided in addition to general search services. Display advertisements and/or native advertising (advertising that matches the look, feel and function of the content alongside which it appears) generally appear alongside digital content.
The Desktop business primarily owns and/or operates a portfolio of legacy (meaning they are no longer actively marketed and distributed to new users) consumer desktop browser applications and websites that provide users with access to a wide variety of online content, tools and services, including new tab search services and the option of default browser search services.
Revenue
Ask Media Group revenue consists principally of advertising revenue generated principally through the display of paid listings in response to search queries, as well as from display advertisements appearing alongside content on its various websites and, to a lesser extent, affiliate commerce commission revenue. The majority of the paid listings displayed by Ask Media Group is supplied to us by Google Inc. (“Google”) pursuant to our services agreement with Google. Pursuant to this agreement, Ask Media Group businesses transmit search queries to Google, which in turn transmits a set of relevant and responsive paid listings back to these businesses for display in search results. This ad-serving process occurs independently of, but concurrently with, the generation of algorithmic search results for the same search queries. Paid listings are displayed separately from algorithmic search results and are identified as sponsored listings on search results pages. Paid listings are priced on a price-per-click basis and when a user submits a search query through an Ask Media Group business and then clicks on a paid listing displayed in response to the query, Google bills the advertiser that purchased the paid listing and shares a portion of the fee charged to the advertiser with the Ask Media Group business. Ask Media Group recognizes paid listing revenue when it delivers the user's click. In cases where the user’s click is generated due to the efforts of a third-party distributor, we recognize the amount due from Google as revenue and record a payment obligation to the third-party distributor as traffic acquisition costs. See “Item 1A — Risk Factors — Risk Factors — Risks Relating to Our Business, Operations and Ownership — Certain of our businesses depend upon arrangements with Google.”
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
Competition
In the case of general search services, Ask Media Group’s competitors include major search engines and other destination search websites and search-centric portals that engage in marketing efforts similar to those of Ask Media Group. In the case of content, Ask Media Group’s competitors primarily include online publishers and destination websites with brands in similar vertical content categories and social channels. We believe that Ask Media Group’s ability to compete successfully will depend primarily upon:
•the continued ability to monetize search traffic via paid search listings, particularly in the case of mobile traffic;
•the continued ability to market Ask Media Group search websites in a cost-effective manner, which depends, in part, on the ability to continue to obtain quality traffic from valid sources (from real users with genuine interest) in a cost- effective manner to Ask Media Group search websites;
•the relevance and authority of search results, answers and other content displayed on Ask Media Group various properties;
•the continued ability to differentiate Ask Media Group search websites (which depends primarily upon its continued ability to deliver quality, authoritative and trustworthy content to users), as well as the ability to attract advertisers to these websites;
•the ability to successfully create or acquire content (or the rights thereto) for marketing purposes in a cost-effective manner; and
•the ability to monetize content pages with display, native advertising and other forms of digital advertising.
Emerging & Other
Overview

Our Emerging & Other segment primarily includes:
•Care.com, a leading online destination for families to connect with caregivers for their children, aging parents, pets and homes, and for caregivers to connect with families seeking care services;
•Mosaic Group, a leading developer and provider of global subscription mobile applications;
•Vivian Health, a platform to efficiently connect healthcare professionals with job opportunities;
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
Care.com
Overview. Through Care.com, we are a leading online destination for families to connect with caregivers for their children, aging parents, pets and homes, and for caregivers to connect with families seeking care services. Care.com features a portfolio of products and services spanning the entire care journey, including guidance for care options, a marketplace for searching for and connecting with in-home caregivers for a wide range of care options (such as nannies for children or companions for seniors), a directory of out-of-home care options, a Safety Center, care management features and access to care-related content and resources.
Services. Care.com primarily offers online consumer matching and consumer payment solutions for families searching for care and enterprise solutions (Care For Business) for employers seeking to provide care-related benefits to their employees.

• Consumer matching solutions. Through free and paid memberships to consumer matching services, Care.com offers a variety of resources designed to match and guide families toward the best care solutions. Free basic membership provides families with the ability to set up an account, post a job, search and review caregiver profiles and receive applications from background-checked caregivers. To engage with caregivers, families must generally upgrade to a paid premium membership, which includes all basic membership features, plus the ability to contact caregivers to schedule interviews, purchase additional background checks, reply to applications and messages from caregivers and access certain promotions and discounts. In addition, where available, families can book caregivers for certain care services directly through Care.com for a fee.
Through consumer matching services, families can be matched with caregivers (in-home and out-of-home) who meet their diverse and evolving care needs (full-time, part-time, long-term, short-term and occasional at irregular intervals). Matching is facilitated by algorithms designed to highlight the most relevant caregiver(s) (based on user-generated content regarding the type and frequency of care requested, hourly rate for the job and responsibilities and other job requirements), as well as an internally monitored messaging system. In-home caregivers create and post detailed Care.com profiles that include photos, bios, work histories and reviews, the type of care they primarily provide, their experience, certifications and qualifications, and their availability, hourly rate and payment details, among other information. Before caregivers with Care.com profiles can communicate directly with families seeking care, they must complete a CareCheck background check (conducted by a third-party consumer reporting agency). Care.com also offers families and caregivers the ability to purchase multiple levels of additional background check options through a third-party consumer reporting agency. While Care.com strongly believes that CareCheck and the additional background checks are good safety measures, they have limitations and cannot guarantee the future behavior of any caregiver using Care.com.
Care.com also maintains a Safety Center that provides resources and information designed to help families and caregivers make safer and more informed hiring and job selection decisions, including recommendations for screening, interviewing and ongoing monitoring of caregivers, as well as recommendations to caregivers for avoiding scams. Care.com also encourages members to contact Care.com if they believe another member or caregiver may have violated Care.com's community guidelines.

Out-of-home care-related businesses (such as daycare centers, senior care facilities, tutoring companies, camps and activities) can also market their services through Care.com.
• Consumer payment solutions. Through Care.com, we also offer consumer payments solutions that provide families with several options to manage financial relationships with caregivers, as well as help caregivers professionalize and manage their careers. These payment solutions include:
• HomePay, a leading payroll and tax product for families who employ nannies, housekeepers or other domestic employees. HomePay is a technology-based, turnkey service that includes automated payroll processing, as well as household employer-related tax filings at the federal, state and local levels for families who are required to treat their caregivers as household employees and such caregivers' wages exceed the annual reportable threshold amount that would require them to make tax filings. Facilitating household employer-related tax filings helps to ensure that families are able to avail themselves of certain tax credits and savings, which can help mitigate care-related costs. Similarly, caregivers who are paid legally can access a variety of benefits, including unemployment insurance and social security benefits (among others). HomePay is available to anyone (not just members of our consumer matching solutions) for a fee; and
• a peer-to-peer payments solution that enables families to make electronic payments to caregivers directly through Care.com's platform or mobile applications. Care.com believes that this solution is particularly relevant and helpful in the case of families who pay caregivers who provide care services at irregular intervals (such as babysitters, after-school caregivers or tutors, or in varying amounts each time services are performed).
• Enterprise solutions. Care.com also offers Care For Business, a comprehensive suite of care benefits and related services that employers can offer as an employee benefit. Currently, employers can choose from a number of services, including:
• consumer matching solutions;
• back-up care services (in-home and in-center) for employees who need alternative care arrangements for their child or senior when their regular caregiver is not available (for example, due to a school closure or the caregiver illness); and
• access to consultation and referral services to support a wide array of work-life challenges faced by employees, such as senior care planning services to help employees find the most suitable care option for aging family members, access to mental health experts and resources, tutoring and college prep assistance, lactation support, relocation services and financial guidance and legal services (among other services).
Employers generally pay for enterprise solutions on a per employee per year basis and have access to features that allow them to manage employee access and track aggregate usage. Depending on the suite of services selected and employer preferences, employers may subsidize all, a portion or none of the cost of these solutions for employees. Additionally, employers may add services during the term of their contract on an as needed basis to enhance the support they provide to their employees.
Revenue. Care.com generates revenue primarily through subscription fees from families and caregivers for its suite of products and services, as well as through annual contracts with employers who provide access to Care.com’s suite of products and services as an employee benefit and through contracts with businesses that recruit employees through its platform.
Marketing. Care.com markets its various products and services to families and caregivers through a diverse mix of free and paid offline and online marketing, as well as its sales team. Care.com believes that most families and caregivers currently find Care.com through unpaid marketing channels (primarily through word-of-mouth, referrals and online communities and forums), as well as through search engine marketing (free and paid) and repeat users. Paid direct marketing efforts include offline channels, such as network and cable TV, OTT channels and direct mail, as well as through paid search engine marketing, display advertising, third-party affiliate agreements and select paid job board sites. In addition, Care.com markets its employee-benefit product offerings directly to enterprises through its sales team.
Competition. In the case of consumer matching solutions, Care.com primarily competes with traditional offline consumer resources for finding caregivers, as well as online job boards and other online care marketplaces, as well as online care-related platforms in vertical categories. We believe Care.com’s biggest competition comes from the traditional offline methods through which most families find caregivers, which are through word-of-mouth, personal referrals and online communities and forums. In the case of HomePay, Care.com primarily competes with similar products offered by providers of online and offline payroll services. Care.com also competes for a share of the overall recruiting and advertising budgets of care-related businesses with traditional, offline media companies and other online marketing providers. In the case of Care For Business, Care.com primarily competes with other providers of employer-sponsored care services and employee benefit products, particularly those that provide back-up child and senior care services.

We believe that Care.com’s ability to compete successfully will depend primarily upon the following factors:
•the size, quality, diversity and stability of the Care.com network of families and caregivers;
•the functionality and reliability of Care.com websites and mobile applications and the attractiveness of their features (and Care.com’s various products and services) generally to families and caregivers;
•the ability to increase the frequency of family and caregiver use of Care.com products and services generally;
•the continued ability to innovate and introduce new products and services that resonate with families and caregivers;
•the quality, completeness and consistency of caregiver profiles and job postings, as well the reliability of background check and other safety measures and the trustworthiness and reliability of caregivers;
•the ability to continue to build and maintain awareness of, and trust in and loyalty to, the Care.com brand;
•the ability to continue to expand the enterprise solutions business;
•the ability to continue to attract (and increase) traffic to Care.com through search engines, including the ability to ensure that links to Care.com platforms are displayed prominently in free search engine results and that paid search marketing efforts are cost-effective, as well as the ability to respond to changes in the usage and functioning of search engines; and
•the ability to continue to expand Care.com businesses in jurisdictions outside of the United States.

Mosaic Group
Overview. Through Mosaic Group, we are a leading developer and provider of global subscription mobile applications. As of December 31, 2022, Mosaic Group had approximately 3.5 million mobile paying subscribers.
Mosaic Group operated 45 branded mobile applications in over 28 languages across 192 countries as of December 31, 2022. These branded mobile applications consist of some of the largest and most popular applications in the following verticals: Communications (RoboKiller, TapeACall, Trapcall), Language (iTranslate, Speak & Translate), Weather (Clime: NOAA Weather Radar Live, Weather Live), Business (PDF Hero, Scan Hero) and Lifestyle (Blossom, Pixomatic). Robokiller thwarts both telemarketing and illegal spam phone calls, TapeACall provides prime-quality call recordings services and TrapCall unmasks the identity of blocked or unknown callers. Through iTranslate, subscribers can connect and communicate across numerous languages, and Speak & Translate provides voice and text translation services. Clime: NOAA Weather Radar Live provides up-to-date weather information and storm tracking worldwide and Weather Live provides customized weather forecasts based on user selected parameters. Through PDF Hero, users can annotate and store all of their PDF files in one place, and through Scan Hero, users can create, sign and edit PDFs by way of the camera on their mobile phones. Blossom provides plant identification and content on plant care and Pixomatic is a photo editing application. Mosaic Group’s various branded mobile applications are distributed to subscribers primarily through the Apple App Store and Google Play Store.
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
Revenue. Mosaic Group revenue consists primarily of fees paid by subscribers for downloadable mobile applications distributed through the Apple App Store and Google Play Store and fees received directly from consumers, as well as display advertisements.
Marketing. Mosaic Group markets its mobile applications to users primarily through digital storefronts (primarily the Apple App Store and the Google Play Store) and digital display advertisements on social media, messaging and media platforms, as well as in-app and cross-app advertising.
Competition. The applications industry is competitive and there is no single, dominant mobile or desktop application brand globally. We believe that the ability of Mosaic Group to compete successfully will depend primarily upon the following factors:
•the continued growth of consumer adoption of free and paid mobile applications generally and related engagement levels;
•the ability to operate Mosaic Group mobile applications as a scalable platform;
•the ability to retain existing subscribers and acquire new subscribers (in the case of mobile traffic) in a cost-effective manner;

•the ability to market and distribute Mosaic Group mobile applications through third party digital app stores (including the Apple App Store and the Google Play Store), in a cost-effective manner;
•the ability to continue to optimize marketing and monetization strategies, including through the diversification of marketing channels and improved acquisition and use of subscriber information;
•the continued growth of smartphone adoption in certain regions of the world, particularly emerging markets;
•the continued strength of Mosaic Group brands; and
•the continued ability to introduce new, enhanced and differentiated mobile applications in response to competitor offerings, consumer preferences, platform demands, social trends and evolving technological landscape.
Intellectual Property
We rely heavily upon our trademarks, service marks and related domain names and logos to market our brands and to build and maintain brand loyalty and recognition, as well as upon trade secrets, and regard this intellectual property as critical to our success. We also rely, to a lesser extent, upon patented and patent-pending proprietary technologies with expiration dates ranging from April 2023 to December 2038.
We have generally registered and continue to apply to register and renew (or secure by contract where appropriate) trademarks and service marks as they are developed and used, and reserve, register and renew domain names as we deem appropriate. We also generally seek to apply for patents or for other similar statutory protections (as and if we deem appropriate) based on then current facts and circumstances and intend to continue to do so in the future. We rely on a combination of internal and external controls, including applicable laws, rules and regulations, and restrictions with employees, customers, suppliers, affiliates and others to establish, protect and otherwise control our various intellectual property rights.
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
Because we conduct substantially all of our business on the Internet, we are particularly sensitive to laws and regulations that could adversely impact the popularity or growth in use of the Internet and/or online products and services generally, restrict or otherwise unfavorably impact whether or how we may provide our products and services, regulate the practices of third parties upon which we rely to provide our products and services and/or undermine an open and neutrally administered Internet access. For example, in December 2017, the U.S. Federal Communications Commission (the “FCC”) adopted the Restoring Internet Freedom Order. This order, which was released in January 2018 and took effect in June 2018, reversed net neutrality protections in the United States that had been in place since 2015, including the repeal of specific rules against blocking, throttling or “paid prioritization” of content or services by Internet service providers. In the wake of the FCC’s repeal of its net neutrality laws, many states (including California and New York) have adopted their own net neutrality laws imposing some degree of regulation on internet service providers operating in those states. Many of these regulations remain subject to legal challenge in the courts, although some (including the California law), have been allowed to take effect while those challenges are concluded.

Also, Section 230 of the Communications Decency Act of 1996 (“Section 230”), which generally provides immunity for website publishers from liability for third party content appearing on their platforms and the good faith removal of third party content from their platforms that they may deem obscene or offensive (even if constitutionally protected speech), since its adoption has been (and continues to be) subject to a number of challenges. The immunities conferred by Section 230 could also be narrowed or eliminated through amendment, regulatory action or judicial interpretation. In recent years, various members of the U.S. Congress introduced bills to limit Section 230 and decisions in two cases currently before the U.S. Supreme Court could limit protections provided to website publishers by Section 230. Any future adverse changes to Section 230 could result in additional compliance costs for us and/or exposure to additional liabilities. In addition, the European Union’s Digital Services Act, which was enacted in November of 2022 (and becomes effective in 2024), enhances the moderation obligations and potential liabilities of digital platforms. Further, in 2023, the United Kingdom is expected to enact the Online Safety Bill, which will significantly increase responsibilities of online platforms to control illegal or harmful activity and grant broad authority to the communications regulator in the United Kingdom to enforce its provisions.

.
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
In addition, in October 2015, the European Court of Justice (“ECJ”) invalidated the U.S.-EU Safe Harbor framework that had been in place since 2000 for the transfer of personal data from the European Economic Area (the “EEA”) to the U.S., and on July 16, 2020, the ECJ invalidated the EU-U.S. Privacy Shield as an adequate safeguard when transferring personal data from the EEA to the U.S. In addition, alternate legal bases for cross-border data transfers face continuing legal challenges. These regulations continue to evolve and may ultimately require us to devote resources towards compliance and/or make changes to our business practices to ensure compliance, all of which could be costly. Also, the exit from the European Union by the United Kingdom could result in the application of new and conflicting data privacy and protection laws and standards to our operations in the United Kingdom and our handling of personal data of users located in the United Kingdom.

Moreover, while multiple legislative proposals concerning privacy and the protection of user information are being considered by the U.S. Congress and various U.S. state legislatures, certain U.S. state legislatures have already enacted privacy legislation, one of the strictest and most comprehensive of which is the California Consumer Privacy Act of 2018, which became effective on January 1, 2020 (the “CCPA”). The CCPA provides data privacy rights for California consumers and restricts the ability of certain of our businesses to use personal California user and subscriber information in connection with their various products, services and operations. The CCPA also provides consumers with a private right of action for security breaches, as well as provides for statutory damages. In addition, on November 3, 2020, California voters approved Proposition 24 (the “California Privacy Rights Act of 2020”), which amends certain provisions of the CCPA and becomes fully enforceable on July 1, 2023. The California Privacy Rights Act of 2020 will further restrict the ability of certain of our businesses to use personal California user and subscriber information in connection with their various products and services and/or could impose additional operational requirements on such businesses. Virginia, Colorado, Connecticut and Utah have also passed comprehensive privacy legislation that will become effective in 2023 and 2024, all of which are similar to the CCPA, as amended by the California Privacy Rights Act of 2020. Lastly, the U.S. Federal Trade Commission (the "FTC") continues to increase its focus on privacy and data security practice and we anticipate this focus to continue. If so, as a result, we could be subject to various private and governmental claims and actions in this area. See “Item 1A — Risk Factors — Risk Factors — General Risk Factors — The processing, storage, use and disclosure of personal data could give rise to liabilities and increased costs.”

As a provider of certain subscription-based products and services, we are also impacted by laws or regulations affecting whether and how our businesses may periodically charge users for membership or subscription renewals. For example, the European Union Payment Services Directive, which became effective in 2018, could impact the ability of certain of our businesses to efficiently process auto-renewal payments for, as well as offer promotional or differentiated pricing to, users who reside in the European Union. Similar laws exist in the U.S., including the federal Restore Online Shoppers Confidence Act and various U.S. state laws, and legislative and regulatory enactments or amendments are under consideration in a number of U.S. states. The adoption of any law that adversely affects revenue from recurring membership and/or subscription payments could adversely affect our business, financial condition and results of operations, particularly in the case of our Dotdash Meredith, Angi Inc., Care.com and Mosaic Group businesses.
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
In addition, we also are subject to various other federal, state, and local laws, rules and regulations focused on consumer protection. These laws, rules and regulations are enforced by governmental entities such as the FTC and state Attorneys General offices and may confer private rights of action on consumers as well. Changes in these laws, or a proceeding of this nature, could have an adverse effect on us due to legal costs, impacts on business operations, diversion of management resources, negative publicity, and other factors.

We are also sensitive to the adoption of new tax laws. The European Commission and several European countries have adopted (or intend to adopt) proposals that would change various aspects of the current tax framework under which certain of our European businesses are taxed, including proposals to change or impose new types of non-income taxes (including digital services taxes in the United Kingdom, France and Italy, which are based on a percentage of revenue and tied to where consumers are located). Certain of our businesses are subject to digital services taxes in one or more of the jurisdictions listed above and similar proposed tax laws could adversely affect our business, financial condition and results of operations.
In addition, primarily in the case of certain businesses within our Angi Inc. financial reporting segment, we are sensitive to the adoption of worker classification laws, specifically, laws that could effectively require us to change the classification of certain service professionals from independent contractors to employees. For example, California’s worker classification statute (AB 5) effectively narrowed the definition of an independent contractor, using a strict test to determine a given worker’s classification and placing the burden of proof for meeting that test on the hiring entity. AB 5 also provided enforcement powers to the state and certain cities, leading the state and certain cities to initiate litigation to enforce the new law, particularly against app-based platform companies. AB 5 has been the subject of widespread national discussion, leading other jurisdictions (including Massachusetts, New Jersey and New York, among others) to bring enforcement actions against alleged independent contractor misclassification and/or to propose legislation adopting a legal test similar to the one set forth in AB 5. At the same time, there has been a trend of the Internal Revenue Service entering into work and information sharing arrangements with the U.S. Department of Labor and state taxing authorities to address worker classification issues. Since we currently treat certain service professionals as independent contractors for all purposes, we do not withhold federal, state and local income or other employment related taxes, make federal or state unemployment tax or Federal Insurance Contributions Act payments or provide workers’ compensation insurance with respect to such individuals. If we are required to reclassify service professionals as employees and/or their classification as independent contractors is challenged for any reason, we could be exposed to various liabilities and additional costs for prior and future periods, including exposure under federal, state and local tax laws, workers’ compensation and unemployment benefits, minimum and overtime wage laws and other labor and employment laws, as well as potential liability for penalties and interest. If the amounts related to such liabilities and additional costs are significant, our business, financial condition and results of operations could be adversely affected. As of the date of this report, we are involved in certain legal proceedings and investigations challenging the classification of service professionals as independent contractors, none of which we believe could have a material adverse effect on our business, financial condition and results of operations, and may become involved in other proceedings and investigations of this nature in the future.
Lastly, as a company based in the U.S. with foreign offices in various jurisdictions worldwide, we are subject to a variety of foreign laws governing the foreign operations of its various businesses, as well as U.S. laws that restrict trade and certain practices, such as the Foreign Corrupt Practices Act.
Human Capital
Overview
IAC’s future success depends upon our continued ability to identify, hire, develop, motivate and retain a highly skilled and diverse workforce across our various businesses worldwide. While policies and practices related to the identification, hiring, development, motivation and retention of employees vary across IAC and our various businesses, at their core, such policies and practices are generally designed to: (i) increase long-term IAC stockholder value by attracting, retaining, motivating and rewarding employees with the competence, character, experience, diversity of perspective and ambition necessary to enable the Company to meet its growth objectives, (ii) encourage and support the professional development of, and engender loyalty among, employees who have demonstrated the strength, vision and determination necessary to overcome obstacles and unlock their true professional potential by providing them with appropriate opportunities within IAC and our businesses and (iii) help foster a diverse, inclusive and entrepreneurial culture across our various businesses.
In order to achieve these objectives, we believe that we must continue to provide competitive compensation packages and otherwise incentivize employees in unique and attractive ways, as well as develop and promote talent from within and remain committed to building inclusive workplaces and workforces that reflect the diversity of the global population using our products and services each day.
As of December 31, 2022, IAC had nearly 11,000 employees, substantially all of whom were full-time employees and the substantial majority of whom were based in the United States. We consider our relations with our employees to be good.

Compensation and Benefits
We believe that we must continue to provide competitive compensation packages and other benefits to our workforce. While compensation packages vary across IAC and our various businesses, compensation packages generally consist of base salary (plus commissions in the case of sales and other similar positions) and, on a discretionary basis, annual cash bonuses (and in certain cases, equity or equity-based awards).
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
In the case of retirement benefits, in the U.S., we offer our employees a 401(k) retirement savings program with generous employer matching contributions, subject to an annual cap per employee. We believe that we have a responsibility to encourage (and contribute to) the retirement readiness of each of our employees and believe that this generous 401(k) retirement savings program matching contribution is a meaningful commitment to the long-term welfare and security of our workforce.
Talent Development
We generally aim to develop talent from within and supplement with external hires. As a result, senior management across the Company and our businesses generally possesses a great depth of knowledge and experience regarding the Company, with external hires providing a fresh perspective. The human resources teams across the Company and our businesses use internal and external resources to recruit highly skilled, talented and diverse employees, and employee referrals for open positions are encouraged.
In addition, we actively seek to identify the next generation of leaders in technology early through the IAC Fellows program, a first-of-its-kind program connecting students from under-served and under-resourced backgrounds with academic and leadership opportunities. IAC Fellows join the program as early as high school and stay for up to six years, rotating across a diverse set of IAC businesses during that time in the form of competitively paid internships that put IAC Fellows in the trenches, testing their skills in real world scenarios. Through these experiences, IAC Fellows gain exposure to different business models, functions and roles within IAC, as well as access to IAC senior leadership as mentors and coaches. IAC Fellows also receive an academic stipend following the completion of each paid internship. For those IAC Fellows hired by IAC or any of its businesses following the completion of their paid internships and who stay for a period of three years, IAC will pay off the entirety of their school loans.
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
Lastly, through our charitable foundation, we award scholarships to high-achieving students who have a demonstrable need for financial assistance as a result of household income that falls below the designated national poverty level or cultural and/or family background that has placed them at an educational disadvantage. Recipients can use scholarships for various college-related expenses, such as tuition, course-related fees, books, supplies and equipment.

Diversity, Equity and Inclusion
We are committed to building inclusive workplaces and workforces that reflect the diversity of the global population using our products and services each day. Accordingly, we view diversity, equity and inclusion (DE&I) efforts as integral to our success. While DE&I efforts, policies and practices vary across our businesses, they include (in addition to the IAC Fellows program discussed above) at certain of our businesses: (i) pay equity analyses conducted on an annual basis to ensure that women and employees from traditionally under-represented groups are not adversely impacted by pay bias, (ii) employee community resource groups (ECGs) led and supported by senior executives (and in certain cases, funded by the relevant business) and (iii) launching DE&I councils at certain of our businesses that collaborate directly with senior executives to roll out DE&I training, as well to determine ways to diversify product and service experiences, attract a more diverse population of employees and invest in building diverse and equitable local communities.
Additional Information
Company Website and Public Filings
The Company maintains a website at www.iac.com. Neither the information on the Company’s website, nor the information on the website of any IAC business, is incorporated by reference into this annual report, or into any other filings with, or into any other information furnished or submitted to, the SEC.
The Company makes available, free of charge through its website, its annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K (including related amendments) as soon as reasonably practicable after they have been electronically filed with (or furnished to) the SEC. These reports (including related amendments) are also available at the SEC's website, www.sec.gov.
Code of Business Conduct and Ethics
The Company’s Code of Business Conduct and Ethics applies to all of our employees (including IAC’s principal executive officers, principal financial officer and principal accounting officer) and directors and is posted on the Investor Relations section of the Company’s website at ir.iac.com under the “Code of Conduct” tab. This code complies with Item 406 of Regulation S-K and the rules of The Nasdaq Stock Market LLC. Any changes to this code that affect the provisions required by Item 406 of Regulation S-K (and any waivers of such provisions for IAC’s principal executive officers, principal financial officer, principal accounting officer and directors) will also be disclosed on IAC’s website.
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
Traffic building and conversion initiatives involve considerable expenditures for online and offline advertising and marketing. We have made, and expect to continue to make, significant expenditures for search engine marketing (primarily in the form of the purchase of keywords, which we purchase primarily through Google and, to a lesser extent, Microsoft and Yahoo!), social media advertising and other online display advertising and traditional offline advertising (including television and radio campaigns) in connection with these initiatives, which may not be successful or cost-effective. Also, to continue to reach consumers and users, we will need to continue to identify and devote more of our overall marketing expenditures to newer digital advertising channels (such as online video, social media, streaming, OTT and other digital platforms), as well as target consumers and users via these channels in a cost-effective manner. As these channels continue to evolve relative to traditional channels (such as television), it could continue to be difficult to assess returns on related marketing investments. Historically, we have had to increase advertising and marketing expenditures over time in order to attract and convert consumers, retain users of our various products and services and sustain our growth.
Our ability to market our brands and businesses on any given property or channel is subject to the policies of the relevant third-party seller, publisher (including search engines, web browsers and social media platforms with extraordinarily high levels of traffic and numbers of users) or marketing affiliate. As a result, we cannot be certain that these parties will not limit or prohibit us or our affiliate marketing partners from purchasing certain types of advertising (including the purchase by us of advertising with preferential placement or for certain of our products and services) and/or using one or more current or prospective marketing channels in the future. If a significant marketing channel took such an action generally, for a significant period of time and/or on a recurring basis, our business, financial condition and results of operations could be adversely affected. In addition, if we fail to comply with the policies of third-party sellers, publishers and/or marketing affiliates, our advertisements could be removed without notice and/or our accounts could be suspended or terminated, any of which could adversely affect our business, financial condition and results of operations. In addition, any phasing out (or blocking) of third-party cookies by web browsers could adversely affect our business, financial condition and results of operations.
We rely heavily on free search engine marketing to drive traffic to our properties. The display, including rankings, of search results can be affected by a number of factors, many of which are not in our direct control, and may change frequently. Search engines have made changes in the past to their ranking algorithms, methodologies and design layouts that have reduced the prominence of links to websites offering our products and services, and negatively impacted traffic to such websites, and we expect that search engines will continue to make such changes from time to time in the future. However, we may not know how (or otherwise be in a position) to influence actions of this nature taken by search engines. With respect to search results in particular, even when search engines announce the details of their methodologies, their parameters may change from time to time, be poorly defined or be inconsistently interpreted. In addition, if there are changes in the usage and functioning of search engines and/or decreases in consumer use of search engines, for example, as a result of the continued development of artificial intelligence technology, this could negatively impact our ability to drive traffic to our properties.
Our failure to respond successfully to rapid and frequent changes in the operating and pricing dynamics of search engines, as well as changing policies and guidelines applicable to keyword advertising and content quality (which may be unilaterally updated by search engines without advance notice) and any other changes in the usage and functioning of search engines (including decreased consumer use of search engines), could adversely affect our paid and free search engine marketing efforts. Specifically, such changes could adversely affect paid listings (both their placement and pricing), as well as the ranking of links to websites offering our products and services within search results, any or all of which could increase our marketing costs (particularly if free traffic is replaced with paid traffic) and adversely affect the effectiveness of our marketing efforts overall. In addition, the failure to respond successfully to policy updates with respect to the phasing out (or blocking) of third party cookies by web browsers (which may be done unilaterally by web browsers without notice), as well as consumers increasingly choosing to use browsers that do not support third party cookies, could also adversely affect the effectiveness of our marketing efforts at those of our businesses that rely on cookies as a meaningful part of their overall marketing strategy.

Lastly, in addition to acquiring traffic and leads directly from advertising networks, certain of our businesses also enter into various arrangements with third parties (including advertising agencies) to drive traffic to their various brands and businesses and generate leads, which arrangements are generally more cost-effective than traditional marketing efforts. If these businesses are unable to renew existing (and enter into new) arrangements of this nature, sales and marketing costs as a percentage of revenue would increase over the long-term, which could adversely affect our business, financial condition and results of operations. In addition, in the case of traffic and leads acquired directly and generated through third party arrangements, the quality, validity (from real users with genuine interest and, if applicable, otherwise acquired in a manner that complies with contractual obligations in place with paid listings providers and/or advertisers) and convertibility of such traffic and leads are dependent on many factors, most of which are generally outside of our control. While certain of our businesses have systems in place designed to mitigate these risks, if the quality, validity and/or convertibility of traffic and leads we acquire directly and/or via third parties do not meet the expectations of the users of our various products and services, our paid listings providers and/or advertisers (as well any third parties who may acquire such traffic or leads from our paid listings providers and/or advertisers), as applicable, our business, financial condition and results of operations could be adversely affected.

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

Our services agreement with Google also requires that we comply with certain guidelines for the use of Google brands and services, including the Chrome browser and Chrome Web Store. These guidelines govern which of our products and applications may access Google services or be distributed through its Chrome Web Store, and the manner in which Google’s paid listings are displayed within search results across various third-party platforms and products (including our properties). Our services agreement also requires that we establish guidelines to govern certain activities of third parties to whom we syndicate paid listings, including the manner in which these parties drive search traffic to their websites and display paid listings. Google may generally unilaterally update its policies and guidelines without advance notice, whether under the services agreement or otherwise, which could in turn require modifications to, or prohibit and/or render obsolete certain of our products, services and/or business practices, which could be costly to address or otherwise adversely affect our business, financial condition and results of operations. Noncompliance with Google’s guidelines by us or the third parties to whom we are permitted to syndicate paid listings or through which we secure distribution arrangements for the businesses within our Search financial reporting segment could result in the suspension of some or all Google services to us (or the websites of our third party partners) and/or the termination of the services agreement by Google. Google has, in the past, made policy changes generally and under the services agreement, which had a negative impact on the historical and expected future results of operations of our Desktop business, as well as suspended services with respect to some of our Desktop products, and may take continued or further action with respect to our products and businesses in the future.
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
In particular, as consumers increasingly access our products and services through applications, we increasingly depend upon the Apple App Store, Google Play Store, Google’s Chrome Web Store, Microsoft Store and Amazon App Store to distribute our mobile and desktop browser applications. The operators of these stores have broad discretion to change their respective terms and conditions applicable to the distribution of our applications, including those relating to privacy and data collection (for example, to require users to opt-in to sharing their devices’ unique identifiers with providers of products and services, which allow them to recognize a given device and track related activity across applications and websites), the amount of (and requirement to pay) certain fees associated with purchases facilitated by such stores through our applications, their ability to interpret their respective terms and conditions in ways that may limit, eliminate or otherwise interfere with our ability to distribute our applications through such stores, the features we may provide in our products and services, our ability to access information about our subscribers and users that they collect, and the manner in which we market in-app products. The operators of these stores could also make changes to their operating systems or payment services that could negatively affect us. No assurances can be provided that the operators of these stores will not interpret their respective terms and conditions in the manner described above and to the extent any of them do so, our business, financial condition and results of operations could be adversely affected.

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
For example, the success of our Angi Inc. businesses and our Care.com business depends, in substantial part, on the continued migration of the home services and care-related services markets, respectively, online. If for any reason these markets do not migrate online as quickly as (or at lower levels than) we expect and consumers and service professionals (and subscribers and caregivers) continue, in large part, to rely on traditional offline efforts to connect with one another, our business, financial condition and results of operations could be adversely affected.
Lastly, the success of our advertising-supported businesses also depends, in part, on their ability to compete for a share of available advertising expenditures as more traditional offline and emerging media companies continue to enter the online advertising market, as well as on the continued growth and acceptance of online advertising generally. Any lack of growth in the market for online advertising could adversely affect our business, financial condition and results of operations. See also "-Our success depends, in part, on the ability of our Digital business to successfully expand the digital reach of our portfolio of publishing brands."
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
In addition, the success of our mobile and other digital products and services depends on their interoperability with various third-party operating systems, technology, infrastructure and standards, over which we have no control. Any changes to any of these things that compromise the quality or functionality of our mobile and digital products and services could adversely affect their usage levels and/or our ability to attract consumers and advertisers, which could adversely affect our business, financial condition and results of operations.

Advertising revenue represents a significant portion of our consolidated revenue. Accordingly, we are sensitive to general economic events and trends that adversely impact advertising spending levels.
A significant portion of our consolidated revenue is attributable to digital and other advertising, primarily revenue from the businesses within our Dotdash Meredith and Search financial reporting segments. Accordingly, events and trends that put economic pressure on advertisers and consumers could continue to result in decreased advertising expenditures and related revenues generally, which would continue to adversely affect our business, financial condition and results of operations. For example, demand for advertising is highly dependent upon the strength of the economy in the United States, so any general economic downturn, recessionary concerns, rising interest rates and increased inflation, as well as any sudden disruption in business conditions, could adversely affect demand for advertising and consumer confidence, and in turn, our business, financial condition and results of operations. Also, as alternative forms of media and entertainment (relative to traditional forms of media) continue to grow, competition for advertising will continue to increase, which could adversely affect demand for (and the effectiveness of) advertising through our various platforms, which in turn could adversely affect our business, financial condition and results of operations.

Our success depends, in part, on the ability of our Digital business to successfully expand the digital reach of our portfolio of publishing brands.
We intend to continue to focus on digital content and advertising across our portfolio of publishing brands, including the deployment of our playbook for building digital lifestyle brands across Meredith brands. As a result, we intend to continue to increase our investment in our Digital business. If this focus and increased investment does not generate increased revenue from our Digital business and/or if we otherwise do not successfully execute this strategy generally and/or in a cost-effective manner, our business, financial condition and results of operations will be adversely affected.

Revenue from our Print business is declining.
Our Print business generates revenue from various channels, the largest of which are the sale of print magazine subscriptions to consumers and magazine advertising, followed by newsstand sales. The profitability of our print magazine publications (and in turn, our Print business) depends, in substantial part, on our ability to both maintain a profitable audience and sell advertising based on that audience. The industry in which our Print business operates is extremely competitive and such business will continue to face increasing competition from alternative forms of media and entertainment (primarily digital channels). As a result, in 2022 we eliminated the print component of certain of our publishing brands and reduced the circulation of others, which together with continuing trends in the print publishing industry, negatively impacted (and continues to negatively impact) our Print revenue. We continue to expect Print revenue from print magazine subscriptions, advertisers and newsstand sales to decline over the next few years. If we do not offset the decrease in Print magazine subscriptions by increasing subscription prices, our revenue may decline more than we expect. And if we do not offset reductions in revenue with the implementation of cost-cutting measures and continue to proactively manage this decline, our business, financial condition and results of operations could be adversely affected.

Increases in paper and postage prices are difficult to predict and control.
In the case of our Print business, paper and postage represent a significant component of costs. Paper is a commodity and its price can be subject to significant volatility. Paper prices increased during 2022 and reached all time-highs in early 2023. We rely on multiple third parties to supply us with paper for our print magazines, the largest of which are located in the European Union. Our paper supply contracts currently provide for price adjustments based on prevailing market prices and historically, we have been able to realize favorable paper pricing through volume discounts. Our paper suppliers and/or the paper mills upon which they rely for inventory may experience events outside of their and our control that result in supply chain disruptions (for example, labor force disruptions (strikes and union negotiations) and weather, among other events). The United States Postal Services (the “USPS”) distributes substantially all of our subscription magazines and many of our marketing materials. Postal rates are dependent on the operating efficiency of the USPS and on legislative mandates imposed upon the USPS. Although we work with others in the industry and through trade organizations to encourage the USPS to implement efficiencies that will minimize rate increases, we cannot predict with certainty the magnitude of future price changes for paper and postage. Volatility in paper prices, paper supply chain disruptions and/or USPS rate increases could adversely affect our business, financial condition and results of operations.

We rely on a single supplier to print our magazines and primarily rely on two wholesalers to distribute our magazines through newsstands.
In the case of our Print business, we produce print magazines in the United States and rely on one supplier (the only one capable of producing such print magazines) to do so. We also rely primarily on two wholesalers, each of which is the only distributor of scale in its respective geographical regions, to distribute the substantial majority of our print magazines to newsstands in the United States. If for any reason, our one supplier fails to deliver our print magazines and/or one or both of the two wholesalers cannot distribute our print magazines to newsstands, our business, financial condition and results of operations could be adversely affected. In this case, we may not be able to move the printing of our print magazines to an alternative supplier and/or the distribution of our print magazines to alternative wholesalers, particularly given the contracting nature of the print magazine market generally (and shrinking wholesaler options). And even if we were to find alternative vendors, the economic and other terms of the arrangements and the quality of the services provided could be inferior relative to the arrangements with our current vendors and/or we may not be able to replace lost revenues. Any transitions in this regard would be costly and time consuming and could adversely affect our business, financial condition and results of operations.

Our pension plan obligations could increase.
In connection with the acquisition of Meredith Holdings Corp. in December 2021, our Dotdash Meredith business assumed certain pension plan obligations. The two largest of these pension plans are funded plans in the United Kingdom and the United States, both of which are overfunded on a U.S. GAAP basis (see “Item 8 — Financial Statements and Supplementary Data — Note 13 — Pension and Postretirement Benefit Plans”). The pension plan in the United Kingdom relates to a business that was sold by Meredith Holdings Corp. prior to December 2021, and as of the date of this annual report, there are no active participants in such plan accruing benefits. In addition, as of the date of this annual report, the pension plan in the United States has been terminated and no participants are accruing additional service credits under the plan. While the Company does not expect to have to make any contributions to these plans, that could change based upon future events.

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
In addition to valuing the skill and reliability of service professionals and caregivers, consumers and families want to work with service professionals and caregivers whom they can trust to work in their homes and with their family members and with whom they can feel safe. While there are screening processes and certain other safety-related measures in place at these businesses (which generally include certain, limited background checks) intended to prevent unsuitable service professionals and caregivers from joining and remaining on our various platforms, these processes have limitations and, even with these safety measures, no assurances can be provided regarding the future behavior of any service provider or caregiver on our platforms. Inappropriate and/or unlawful behavior on the part of service professionals and caregivers generally (particularly any such behavior that compromises their trustworthiness and/or of the safety of consumers and families) could result in decreases in service requests and subscriber requests for caregivers and related care services, bad publicity and related damage to our reputation, brands and brand-building efforts and/or actions by governmental and regulatory authorities, criminal proceedings and/or litigation. The occurrence or any of these events could, in turn, adversely affect our business, financial condition and results of operations.
The Angi Inc. brand integration initiative may continue to involve substantial costs, including as a result of a continued negative impact on organic search placement.
In March 2021, Angi Inc. updated one of its leading websites and brands, Angie’s List, to Angi, and since then, has concentrated its marketing investment on the Angi brand in order to focus its marketing, sales and branding efforts on a single brand. To date, Angi Inc. has incurred (and we expect will continue to incur) substantial costs as a result of this brand integration initiative and the Angi brand may not be able to achieve or maintain brand name recognition or status that is comparable to the recognition and status previously enjoyed by Angie’s List.

Angi Inc. relies heavily on free (or organic) search results from search engine optimization and paid search engine marketing efforts to drive traffic to its platforms. The brand integration initiative initially adversely affected the placement and ranking of Angi Inc. websites, particularly Angi.com, in organic search results as Angi does not have the same domain history as Angie’s List. Organic search results have continued to decline year-over-year and remain below pre-March 2021 levels. In addition, the shift of marketing support to the Angi brand (away from the HomeAdvisor brand) continues to negatively affect (and we expect that it will continue to negatively affect) the efficiency of Angi’s Inc.’s search engine marketing efforts. The continuing occurrence of any or all of these events and trends could adversely affect our business, financial condition and results of operations.
Our success depends, in part, on the ability of Angi Inc. to expand pre-priced offerings, while balancing the overall mix of service requests and directory services on Angi Inc. platforms generally.
The Services business within our Angi Inc. financial reporting segment provides a pre-priced offering, pursuant to which consumers can request services through Services platforms and pay for such services on the applicable platform directly. These service requests are then fulfilled by independently established home services providers engaged in a trade, occupation and/or business that customarily provide such services. Increases in pre-priced offerings (which we expect to be the case over time) could reduce the levels of service professional participation at Angi Inc.'s other businesses, and in turn, adversely affect our business, financial condition and results of operations.

Our success depends, in part, on our ability to access, collect and use personal data about our users and subscribers.
We depend on search engines, digital app stores and social media platforms, in particular, those operated by Google, Apple and Facebook, to market, distribute and monetize our products and services. Our users and subscribers engage with these platforms directly, and in the case of digital app stores, are generally subject to requirements regarding the use of their payment systems for various transactions. As a result, these platforms generally receive personal data about our users and subscribers that we would otherwise receive if we transacted with our users and subscribers directly. Certain of these platforms have restricted (and continue to restrict) our access to personal data about our users and subscribers obtained through their platforms. In addition, the privacy and data collection policies of certain platforms require users to opt-in to sharing their devices’ unique identifiers with our businesses, which allow them to recognize a given device and track related activity across applications and websites, primarily for marketing purposes. If these platforms continue to limit, eliminate or otherwise interfere with our ability to access, collect and use personal data about our users and subscribers, our ability to identify, communicate with and market to a meaningful portion of our user and subscriber bases may be adversely impacted. If so, our customer relationship management efforts, our ability to identify, target and reach new segments of our user and subscriber bases and the population generally, the efficiency of our paid marketing efforts, the rates we are able to charge advertisers seeking to reach users and subscribers of our various properties and our ability to develop and implement safety features, policies and procedures for certain of our products and services could be adversely affected. We cannot assure you that the search engines, digital app stores and social media platforms upon which we rely will not continue to (or continue to increasingly) limit, eliminate or otherwise interfere with our ability to access, collect and use personal data about our users and subscribers. To the extent that any or all of them do so, our business, financial condition and results of operations could be adversely affected.
Our ability to engage directly with our users, subscribers, consumers, service professionals and caregivers directly on a timely basis is critical to our success.
As consumers increasingly communicate via mobile and other digital devices and messaging and social media apps, email usage (particularly among younger consumers) has declined and we expect this trend to continue. In addition, deliverability and other restrictions could limit or prevent our ability to send emails to users, subscribers, consumers, service professionals and caregivers. A continued and significant erosion in our ability to engage with users, subscribers, consumers, service professionals and caregivers via email could adversely impact the user experience, engagement levels and conversion rates, which could adversely affect our business, financial condition and results of operations. We cannot assure you that any alternative means of communication (for example, push notifications and text messaging) will be as effective as email has been historically.
Mr. Diller, certain members of his family and Mr. Levin are able to exercise significant influence over the composition of IAC’s Board of Directors, matters subject to stockholder approval and IAC’s operations.
As of February 10, 2023, Mr. Diller, his spouse (Diane von Furstenberg) and his stepson (Alexander von Furstenberg) collectively held (directly and through certain trusts) shares of IAC Class B common stock and IAC common stock that represented approximately 41.3 % of the total outstanding voting power of IAC (based on the number of shares of IAC common and IAC Class B common stock outstanding on February 10, 2023).

As a result of the IAC securities held by these individuals, such individuals are and will be, collectively, in a position to influence (subject to IAC’s organizational documents and Delaware law) the composition of IAC’s board of directors and the outcome of corporate actions requiring shareholder approval (such as mergers, business combinations and dispositions of assets, among other corporate transactions). These shares are subject to a voting agreement with Mr. Levin, IAC’s Chief Executive Officer. As a result of the Voting Agreement, Mr. Levin is currently in a position, subject to IAC’s organizational documents and Delaware law, to influence his election to IAC’s board of directors and the outcome of Contingent Matters (as defined in the Voting Agreement). This concentration of investment and voting power could discourage others from initiating a potential merger, takeover or other change of control transaction that may otherwise be beneficial to IAC and its shareholders, which could adversely affect the market price of IAC securities.
In addition, all or a portion of the shares of IAC Class B common stock could be sold to a third party, which could result in the purchaser obtaining significant influence over IAC, the composition of IAC’s board of directors, matters subject to stockholder approval and IAC’s operations, without consideration being paid to holders of shares of IAC common stock, and without holders of shares of IAC common stock having a right to consent to the identity of such purchaser. Pursuant to the Voting Agreement, if any of the holders of the IAC Class B common stock were to determine to sell shares of IAC Class B common stock to a person other than Mr. Diller, his family members or certain entities controlled by such persons, they have agreed that they will discuss with Mr. Levin selling such shares to him before selling to any other party.
Risk Factors Related to Our Liquidity, Indebtedness and Dilution
Current and future indebtedness could affect our ability to operate our business, which could have a material adverse effect on our business, financial condition and results of operations.
On December 1, 2021, Dotdash Meredith, Inc. entered into the Dotdash Meredith Credit Agreement, which provides for: (i) a five year $350 million Dotdash Meredith Term Loan A, (ii) a seven-year Dotdash Meredith $1.25 billion Term Loan B and (iii) a five year $150 million Dotdash Meredith Revolving Facility. As of December 31, 2022, we had total debt outstanding of approximately $2.1 billion, consisting of $350 million and $1.25 billion under the Dotdash Meredith Term Loan A and Dotdash Meredith Term Loan B, respectively, and $500 million of ANGI Group Senior Notes.
The Dotdash Meredith Credit Agreement contains a number of covenants that restrict the ability of Dotdash Meredith and certain of its subsidiaries to take specified actions, including, among other things (and subject to certain exceptions): (i) creating liens, (ii) incurring indebtedness, (iii) making investments and acquisitions, (iv) engaging in mergers, dissolutions and other fundamental changes, (v) making dispositions, (vi) making restricted payments (including dividends and certain prepayments of junior debt), (vii) consummating transactions with affiliates, (viii) entering into sale-leaseback transactions, (ix) placing restrictions on distributions from subsidiaries, and (x) changing its fiscal year. The Dotdash Meredith Credit Agreement also contains customary affirmative covenants and events of default. For a description of certain restrictions in effect following the test period ended December 31, 2022, see “Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations-Financial Position, Liquidity and Capital Resources- Liquidity and Capital Resources-Liquidity Assessment.”
The obligations under the Dotdash Meredith Credit Agreement are guaranteed by certain of Dotdash Meredith’s wholly-owned subsidiaries and are secured by substantially all of the assets of Dotdash Meredith and certain of its subsidiaries. Neither we nor any of our subsidiaries (other than Dotdash Meredith and its subsidiaries in the case of obligations under the Dotdash Meredith Credit Agreement) guarantee any indebtedness of Dotdash Meredith nor are they subject to any of the covenants related to such indebtedness.
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
For additional information regarding the Dotdash Meredith Credit Agreement and indebtedness outstanding thereunder, see “Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations-Financial Position, Liquidity and Capital Resources.”
We may not be able to generate sufficient cash to service all of our indebtedness.
The ability of Dotdash Meredith and Angi Inc. to satisfy scheduled debt obligations under their respective debt agreements will depend upon, among other things:
•their future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, many of which are beyond our control;
•their future ability to incur indebtedness; and
•in the case of Dotdash Meredith only, the future ability to borrow under the Dotdash Meredith Revolving Facility, which will depend on, among other things, the ability of Dotdash Meredith to comply with the covenants governing its existing indebtedness.
Neither Dotdash Meredith nor Angi Inc. may be able to generate sufficient cash flow from their respective operations (and/or, in the case of Dotdash Meredith only, borrow under the Dotdash Meredith Revolving Facility) in amounts sufficient to meet their respective scheduled debt obligations. See also “-We may not freely access the cash of Dotdash Meredith and Angi Inc. and its subsidiaries” below. If so, they could be forced to reduce or delay capital expenditures, sell assets or seek additional capital (in the case of Dotdash Meredith only, in a manner that complies with the terms (including certain restrictions and limitations) of the Dotdash Meredith Credit Agreement). If these efforts do not generate sufficient funds to meet scheduled debt obligations, they would need to seek additional financing and/or negotiate with lenders to restructure or refinance their respective outstanding indebtedness. Their ability to do so would depend on the condition of the capital markets and their respective financial condition at such time. Any such financing, restructuring or refinancing could be on less favorable terms than those of their current respective indebtedness (and if Dotdash Meredith is the borrower, would need to comply with the terms (including certain restrictions and limitations) of such agreement).
Variable rate indebtedness subjects us to interest rate risk.
As of December 31, 2022, we had total debt outstanding of approximately $2.1 billion, consisting of $350 million and $1.25 billion under the Dotdash Meredith Term Loan A and Dotdash Meredith Term Loan B, respectively, which bear interest at variable rates, and $500 million in aggregate principal amount of ANGI Group Senior Notes, which bear interest at a fixed rate. As of that date, we had borrowing availability of $150 million under the Dotdash Meredith Revolving Facility. Borrowings under the Dotdash Meredith Term Loans A and B are, and any borrowings under the Dotdash Meredith Revolving Facility will be, at variable interest rates, which exposes us to interest rate risk. For details regarding: (i) the variable interest rates applicable to indebtedness outstanding under the Dotdash Meredith Credit Agreement as of December 31, 2022 and how certain increases and decreases in those rates would affect related interest expense as of December 31, 2022 and generally, and (ii) the fixed interest rates applicable to the ANGI Group Senior Notes and how certain increases and decreases in market rates relative to those rate would affect the fair value of this indebtedness, see “Item 7A-Quantitative and Qualitative Disclosures About Market Risk.”

We may not freely access the cash of Dotdash Meredith and/or Angi Inc. and their respective subsidiaries.
Our potential sources of cash include our available cash balances, net cash from the operating activities of certain of our subsidiaries and proceeds from asset sales, including marketable securities. While the ability of our operating subsidiaries to pay dividends or make other payments or advances to us depends on their individual operating results and applicable statutory, regulatory or contractual restrictions generally, in the case of Dotdash Meredith, the terms of the Dotdash Meredith Credit Agreement limit the ability of Dotdash Meredith to pay dividends or make distributions, loans or advances to stockholders (including IAC) in certain circumstances. In addition, because Angi Inc. is a separate and distinct publicly traded legal entity, Angi Inc. has no obligation to provide us with funds.
You may experience dilution with respect to your investment in IAC, and IAC may experience dilution with respect to its investment in Angi Inc., as a result of compensatory equity awards.
IAC has issued various compensatory equity awards, including stock options, shares of restricted stock, restricted stock unit awards and stock appreciation rights denominated in shares of IAC common stock, as well as in equity of certain of its consolidated subsidiaries, including Angi Inc. and certain of its subsidiaries.
The issuance of shares of IAC common stock in settlement of these equity awards could dilute your ownership interest in IAC. Angi Inc. compensatory equity awards that are settled in shares of Class A common stock of Angi Inc. could dilute IAC’s ownership interest in Angi Inc. The dilution of IAC’s ownership stake in Angi Inc. could impact its ability, among other things, to maintain Angi Inc. as part of its consolidated tax group for U.S. federal income tax purposes, to effect a tax-free distribution of its Angi Inc. stake to its stockholders or to maintain control of Angi Inc. As IAC generally has the right to maintain its levels of ownership in Angi Inc. to the extent Angi Inc. issues additional shares of its capital stock in the future pursuant to an investor rights agreement, IAC does not currently intend to allow any of the foregoing to occur. With respect to awards denominated in shares of IAC’s non-publicly traded subsidiaries, IAC estimates the dilutive impact of those awards based on the estimated fair value of those subsidiaries. Those estimates may change from time to time, and the fair value determined in connection with vesting and liquidity events could lead to more or less dilution than reflected in IAC’s diluted earnings per share calculation.
General Risk Factors
Our businesses operate in especially competitive and evolving industries.
The industries in which our brands and businesses operate are competitive, with a consistent and growing stream of new products and entrants. Some of our competitors may enjoy better competitive positions in certain geographical areas, user demographics and/or other key areas that we currently serve or may serve in the future. Generally, our brands and businesses compete with search engine providers and online marketplaces that can market their products and services online in a more prominent and cost-effective manner than we can. We also generally compete with social media platforms with access to large existing pools of potential users and their personal information, which means these platforms can drive visitors to their products and services, as well as better tailor products and service to individual users, at little to no cost relative to those involved with our efforts. Any of these advantages could enable our competitors to offer products and services that are more appealing to consumers than our products and services, respond more quickly and/or cost effectively than we do to evolving market opportunities and trends and/or display their own integrated or related products and services in a more prominent manner than our products and services in search results, any or all of which could adversely affect our business, financial condition and results of operations.
In addition, costs to switch among products and services are generally low to non-existent given that consumers generally have a propensity to try new products and services (and use multiple products and services simultaneously). As a result, we expect the continued emergence of new products and services, competitors and business models in the various industries in which our brands and businesses operate. Our inability to continue to innovate and compete effectively against new products and services, competitors and business models could result in decreases in the size and levels of engagement of our various user and subscriber bases, which could adversely affect our business, financial condition and results of operations.

We are sensitive to general economic events and trends, particularly those that adversely impact consumer confidence and spending behavior, as well as geopolitical conflicts.
Events and trends that result in decreased levels of consumer confidence and discretionary spending (for example, a general economic downturn, recessionary concerns, rising interest rates and increased inflation, as well as any sudden disruption in business conditions) could adversely affect our business, financial condition and results of operations. Our Angi Inc. businesses are particularly sensitive to events and trends that could result in consumers delaying or foregoing home services projects (including difficulties obtaining supplies for and financing such projects) and service professionals being less likely to pay for Angi Inc.'s various products and services. Similarly, our Care.com business is particularly sensitive to events and trends that could adversely impact the ability of families to pay for caregiver services. Any such events or trends could adversely impact the number and quality of service professionals and caregivers affiliated with these businesses and/or could adversely impact the reach of (and breadth of services offered through) these businesses, any or all of which could adversely affect our business, financial condition and results of operations. Lastly, in the case of our Mosaic Group business, most of our marketing and customer service employees and related resources are located in Belarus. Given the ongoing geopolitical conflict involving Russia and the Ukraine, our Mosaic Group business could experience general disruption in its day-to-day operations and the execution of its long term strategic goals, employee turnover and performance issues in Belarus due to health and safety concerns and related increases in relocation requests and expenses, any or all of which could adversely affect our business, financial condition and results of operations.

Our success depends, in part, on our ability to build, maintain and/or enhance our various brands.
Through our various businesses, we own and operate a number of widely known consumer brands with strong brand appeal and recognition within their respective markets and industries, as well as a number of emerging brands that we are in the process of building. We believe that our success depends, in large part, on our continued ability to maintain and enhance our established brands, as well as build awareness of (and loyalty to) our emerging brands. Events that could adversely impact our brands and brand-building efforts include (among others): product and service quality concerns, consumer complaints or lawsuits, lack of awareness of the policies of our various businesses and/or how they are applied in practice, our failure to respond to consumer, user, service professional and caregiver feedback, ineffective advertising, inappropriate and/or unlawful actions taken by consumers, users, service professionals and caregivers, actions taken by governmental or regulatory authorities, data protection and security breaches and related bad publicity. The occurrence or any of these events could, in turn, adversely affect our business, financial condition and results of operations. See also “ — Risks Relating to Our Business, Operations and Ownership — The Angi Inc. brand integration initiative may continue to involve substantial costs, including as a result of a continued negative impact on organic search placement.”
The global outbreak of COVID-19 and other similar outbreaks could continue to adversely affect our business, financial condition and results of operations.
The impact on the Company from the coronavirus ("COVID-19") and the measures designed to contain its spread continues to impact the comparability of the Company's year-over-year financial performance.
As previously disclosed, the impact of COVID-19 in 2020 on our Angi Inc. businesses initially resulted in a decline in demand for service requests, driven primarily by decreases in demand in certain categories of jobs (particularly discretionary indoor projects). While these businesses experienced a rebound in service requests from mid-2020 through early 2021, service requests did start to decline in May 2021 and continued to decline during 2022 due, in part, to COVID-19 measures that were more widely in place in prior periods. While the ability of these businesses to monetize service requests rebounded modestly in the second half of 2021 and the first half of 2022, that improved monetization rate trend plateaued in the third quarter of 2022 and is now in line with monetization rates experienced pre-COVID-19. No assurances can be provided that our Angi Inc. businesses will be able to increase service requests and continue to improve monetization rates, or that service professionals' businesses (and related revenue and profitability) will not be adversely impacted in the future. In addition, certain businesses within our Dotdash Meredith financial reporting segment experienced decreases in digital advertising and/or performance marketing revenue in the year ended December 31, 2022 compared to the prior year, due (in part) to lower traffic compared to prior year COVID-19 traffic highs. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations for IAC — Overview — Consolidated and Combined Results.”

Any future outbreak of a widespread health epidemic or pandemic (or the continuing outbreak of COVID-19) and measures designed to contain its spread could adversely impact our ability to conduct ordinary course business activities and employee productivity and increase operating costs. Moreover, we may also experience business disruption if the ordinary course operations of our contractors, vendors and/or business partners are adversely affected. Any of these measures could adversely affect our business, financial condition and results of operations.
The extent to which developments related to any future widespread health epidemic or pandemic (or the continuing COVID-19 pandemic) and measures designed to curb its spread could impact (or continue to impact) the Company’s business, financial condition and results of operations will depend on future developments, all of which are highly uncertain and many of which are beyond the Company’s control.
We may not be able to protect our systems, technology and infrastructure from cyberattacks and cyberattacks experienced by third parties may adversely affect us.
We are regularly subjected to attacks by cyber criminals through the use of botnets, malware or other destructive or disruptive software, distributed denial of service attacks, phishing, attempts to misappropriate user information and account login credentials and other similar malicious activities. The incidence of events of this nature (or any combination thereof) is on the rise worldwide. While we continuously develop and maintain systems, processes and procedures designed to detect and prevent events of this nature from impacting our systems, technology, infrastructure, products, services and users, and have invested (and continue to invest) heavily in these efforts and related personnel and training and deploy data minimization strategies (where appropriate), these efforts are costly and require ongoing monitoring and updating as technologies change and efforts to overcome preventative security measures become more sophisticated. Despite these efforts, some of our systems have experienced past security incidents, none of which had a material adverse effect on our business, financial condition and results of operations, and we could experience significant or material events of this nature in the future.
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
We receive, process, store and transmit a significant amount of personal, confidential and/or sensitive user and subscriber information and, in the case of certain of our products and services, enable users and subscribers to share their personal information with each other. While we continuously develop and maintain systems designed to protect the security, integrity and confidentiality of this information (and only engage third parties to store this information who do the same), we cannot guarantee that inadvertent or unauthorized use or disclosure will not occur or that third parties will not gain unauthorized access to this information. When such events occur, we may not be able to remedy them, we may be required by law to notify regulators and impacted individuals and it may be costly to mitigate the impact of such events and to develop and implement protections to prevent future events of this nature from occurring. When breaches of security (ours or that of any third party that we engage to store such information) occur, we could face governmental enforcement actions, significant fines, litigation (including consumer class actions) and the reputation of our brands and business could be harmed, any or all of which could adversely affect our business, financial condition and results of operations. While we may have insurance coverage for certain of these matters, any such losses may exceed or not be covered by insurance. In addition, if any of the search engines, digital app stores or social media platforms through which we market, distribute and monetize our products and services were to experience a breach, third parties could gain unauthorized access to personal data about our users and subscribers, which could indirectly harm the reputation of our brands and business and, in turn, adversely affect our business, financial condition and results of operations.

The processing, storage, use and disclosure of personal data could give rise to liabilities and increased costs.
We receive, transmit and store a large volume of personal information and other user and subscriber data in connection with the processing of search queries, the provision of online products and services generally and the display of advertising on our various properties. The manner in which we share, store, use, disclose and protect this information is determined by the respective privacy and data security policies of our various businesses, as well as federal, state and foreign laws and regulations and evolving industry standards and practices, which are changing, and in some cases, inconsistent and conflicting and subject to differing interpretations. In addition, new laws, regulations and industry standards and practices of this nature are proposed and adopted from time to time. For a description of laws, regulations and rules concerning the processing, storage and use of disclosure of personal data, see “Item 1 — Business — Description of IAC Businesses — Government Regulation.”
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
Our systems, technology and infrastructure could be damaged or interrupted at any time due to cyberattacks, fire, power loss, telecommunications failure, natural disasters, acts of war or terrorism, acts of God and other similar events or disruptions. Any event of this nature could prevent us from providing our products and services at all (or result in the provision of our products on a delayed or interrupted basis) and/or result in the loss of critical data. While we and the third parties upon whom we rely have certain backup systems in place for certain aspects of our and their respective frameworks, none of these frameworks are fully redundant and disaster recovery planning is not sufficient for all eventualities. In addition, we may not have adequate insurance coverage to compensate for losses from a major interruption. When such damages, interruptions or outages occur, our reputation could be harmed and the competitive positions of our various brands and businesses could be diminished, any or all of which could adversely affect our business, financial condition and results of operations.
We also continually work to expand and enhance the efficiency and scalability of our systems, technology and infrastructure to improve the consumer and user experience, accommodate substantial increases in the number of visitors to our various platforms, ensure acceptable load times for our various products and services and keep up with changes in user and subscriber preferences. If we do not continue to do so in a timely and cost-effective manner, user and subscriber experiences and demand across our brands and businesses could be adversely affected, which would adversely affect our business, financial condition and results of operations.

We depend on our key personnel.
Our future success will depend upon our continued ability to identify, hire, develop, motivate and retain highly skilled, diverse and talented individuals worldwide, particularly in the case of senior leadership. Competition for well-qualified employees across IAC and its various businesses has been (and is expected to continue to be) intense, particularly in the case of senior leadership and technology roles, and we must continue to attract new (and retain existing) employees to compete effectively. While we have established programs to attract new (and retain existing) key and other employees, we may not be able to do so in the future. If we fail to retain key and other employees, this could result in the loss of institutional knowledge and the disruption of our day-to-day operations, which could adversely impact the effectiveness of our internal control framework and the ability of IAC and its various businesses to successfully execute long term strategic initiatives and other goals. If we do not ensure the effective transfer of knowledge to successors and smooth transitions (particularly in the case of senior leadership) by way of tailored succession plans across IAC and its various businesses, our business, financial condition and results of operations could be adversely affected.
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
IAC believes that its principal properties, whether owned or leased, are currently adequate for the purposes for which they are used and are suitably maintained for these purposes. IAC does not anticipate any future problems renewing or obtaining suitable leases on commercially reasonable terms for any of its principal businesses. IAC’s nearly 200,000 square foot corporate headquarters in New York, New York houses offices for IAC corporate and various IAC businesses within the Angi Inc. and Emerging & Other financial reporting segments. In addition, through our Dotdash Meredith financial reporting segment, we own certain buildings in Des Moines, Iowa with approximately 389,000 in square footage that primarily house offices and production facilities for certain Dotdash Meredith employees and were part of Meredith Holdings Corp.'s former corporate headquarters/campus.
Item 3.    Legal Proceedings
Overview
In the ordinary course of business, IAC and its subsidiaries are (or may become) parties to litigation involving property, personal injury, contract, intellectual property and other claims, as well as shareholder derivative actions, class action lawsuits and other matters. The amounts that may be recovered in such matters may be subject to insurance coverage. The litigation matters described below involve issues or claims that may be of particular interest to IAC's stockholders, regardless of whether any of these matters may be material to IAC's financial position or operations based upon the standard set forth in SEC rules.

Shareholder Litigation Arising Out of the MTCH Separation
On June 24, 2020, a shareholder class action and derivative lawsuit was filed in Delaware state court against then
IAC/InterActiveCorp (now Match Group, Inc.), then IAC Holdings, Inc. (subsequently renamed IAC/InterActiveCorp and now known as IAC Inc.), IAC's Chairman and Senior Executive, Barry Diller, former Match Group (as a nominal defendant only), and the ten members of former Match Group's board of directors at the time of the MTCH Separation (as defined in Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations- MTCH Separation), challenging, on behalf of a putative class of then Match Group public shareholders, the agreed-upon terms of the MTCH Separation. See David Newman v. IAC/InterActiveCorp et al., No. 2020-0505 (Delaware Chancery Court). The gravamen of the complaint is that the terms of the MTCH Separation are unfair to former Match Group and unduly beneficial to IAC as a result of undue influence by IAC and Mr. Diller over the then Match Group directors who unanimously approved the transaction. The complaint asserted direct and derivative claims for: (i) breach of fiduciary duty against IAC and Mr. Diller as former controlling shareholders of Match Group, (ii) breach of fiduciary duty against the Match Group directors who unanimously approved the MTCH Separation, (iii) breach of contract (i.e., a provision of former Match Group's charter), (iv) breach of the implied covenant of good faith and fair dealing, and (v) tortious interference with contract against IAC. The complaint sought various declarations and damages in an unspecified amount.
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
On December 10, 2021, the defendants filed motions to dismiss the amended and supplemented consolidated complaint, which the plaintiffs opposed. On September 1, 2022, the court issued an opinion and order granting the defendants' motions to dismiss the complaint with prejudice. On October 3, 2022, the plaintiffs filed a notice of appeal to the Delaware Supreme Court from the Chancery Court's order of dismissal. The appeal has been fully briefed and oral argument has yet to be scheduled.

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
As of February 10, 2023, there were approximately 850 holders of record of IAC common stock and four holders of record of IAC Class B common stock. Because the substantial majority of the outstanding shares of IAC common stock are held by brokers and other institutions on behalf of shareholders, IAC is not able to estimate the total number of beneficial holders represented by these record holders.
Dividends
We do not currently expect that any cash or other dividends will be paid to holders of IAC common stock or Class B common stock in the near future. Any future cash dividend or other dividend declarations are subject to the determination of IAC’s board of directors.
Unregistered Sales of Equity Securities
During the quarter ended December 31, 2022, the Company did not issue or sell any shares of IAC common stock or other equity securities pursuant to unregistered transactions.
Issuer Purchases of Equity Securities
We did not purchase any shares of IAC common stock during the quarter ended December 31, 2022. As of that date, 6,934,494 shares of IAC common stock remained available for repurchase under our previously announced June 2020 repurchase authorization. We may repurchase shares of IAC common stock pursuant to this repurchase authorization over an indefinite period of time in the open market and in privately negotiated transactions, depending on those factors IAC management deems relevant at any particular time, including (without limitation) market conditions, share price and future outlook.
Item 6.    Reserved

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Acquisition of Meredith:
On December 1, 2021, Dotdash Media Inc. (formerly known as About Inc., and referred to herein as "Dotdash"), a wholly-owned subsidiary of IAC Inc. (formerly known as IAC/InterActiveCorp, and referred to herein as "IAC" or the "Company"), completed the acquisition of Meredith Holdings Corporation ("Meredith"), the former subsidiary of Meredith Corporation, comprising its digital and magazine businesses and its corporate operations. The parent of the combined entity is Dotdash Meredith, Inc. ("Dotdash Meredith").
Vimeo Spin-off:
On May 25, 2021, IAC completed the spin-off of its full stake in Vimeo, Inc. (formerly Vimeo Holdings, Inc. ("Vimeo")) to IAC shareholders (which we refer to as the “Spin-off”). Following the Spin-off, Vimeo became an independent, separately traded public company. Therefore, Vimeo is presented as a discontinued operation within the Company's financial statements for all periods.
MTCH Separation:
On December 19, 2019, IAC/InterActiveCorp ("Old IAC") entered into a Transaction Agreement (as amended, the "Transaction Agreement") with Match Group, Inc. ("Old MTCH"), IAC Holdings, Inc. ("New IAC"), a direct wholly-owned subsidiary of Old IAC, and Valentine Merger Sub LLC, an indirect wholly-owned subsidiary of Old IAC. On June 30, 2020, the businesses of Old MTCH were separated from the remaining businesses of Old IAC through a series of transactions that resulted in the pre-transaction stockholders of Old IAC owning shares in two, separate public companies—(1) Old IAC, which was renamed Match Group, Inc. ("New Match") and which owns the businesses of Old MTCH and certain Old IAC financing subsidiaries, and (2) New IAC, which was renamed IAC/InterActiveCorp, and which owns Old IAC's other businesses—and the pre-transaction stockholders of Old MTCH (other than Old IAC) owning shares in New Match. This transaction is referred to as the "MTCH Separation."
Defined Terms and Operating Metrics:
Unless otherwise indicated or as the context otherwise requires, certain terms used in this annual report, which include the principal operating metrics we use in managing our business, are defined below:
Reportable Segments (for additional information see "Note 11—Segment Information" to the accompanying notes to the financial statements included in "Item 8—Financial Statements and Supplementary Data"):
•Dotdash Meredith - one of the largest digital and print publishers in America. From mobile to magazines, nearly 200 million people trust us to help them make decisions, take action, and find inspiration. Dotdash Meredith's over 40 iconic brands include PEOPLE, Better Homes & Gardens, Verywell, FOOD & WINE, The Spruce, Allrecipes, Byrdie, REAL SIMPLE, Investopedia, and Southern Living.
•Angi Inc. - a publicly traded company that connects quality home service professionals with consumers across more than 500 different categories, from repairing and remodeling homes to cleaning and landscaping. In the fourth quarter of 2022, the Angi Inc. segment presentation was changed to reflect its four operating segments, which now include: (i) Ads and Leads, (ii) Services, (iii) Roofing and (iv) International (includes Europe and Canada). Angi Inc.'s financial information for prior periods has been recast to conform to the current period presentation. At December 31, 2022, the Company’s economic interest and voting interest in Angi Inc. were 84.1% and 98.1%, respectively.
•Search - consists of Ask Media Group, a collection of websites providing general search services and information, and Desktop, which includes our direct-to-consumer downloadable desktop applications and our business-to-business partnership operations.
•Emerging & Other - consists of:
◦Care.com, a leading online destination for families to connect with caregivers for their children, aging parents, pets and homes and for caregivers to connect with families seeking care services. Care.com's brands include Care For Business, Care.com offerings to enterprises, and HomePay. Care.com acquired Lifecare, a leading provider of family care benefits, on October 27, 2020;

◦Mosaic Group, a leading developer and provider of global subscription mobile applications. Mosaic Group has a portfolio of some of the largest and most popular applications in the following verticals: Communications (RoboKiller, TapeACall, Trapcall), Language (iTranslate, Speak & Translate), Weather (Clime: NOAA Weather Radar Live, Weather Live), Business (PDF Hero, Scan Hero) and Lifestyle (Blossom, Pixomatic) and, for periods prior to its sale on July 12, 2022, Daily Burn; and

◦Vivian Health, The Daily Beast, IAC Films, Newco (an IAC incubator) and, for periods prior to its sale on November 9, 2022, Bluecrew.
Dotdash Meredith
•Digital Revenue - consists principally of advertising, performance marketing, and licensing and other revenue.
•Dotdash Advertising Revenue - primarily includes revenue generated from display advertisements sold both directly through our sales team and via programmatic exchanges.
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
•Print Revenue - primarily includes subscription, advertising, newsstand, and performance marketing revenue.
Angi Inc.
•Ads and Leads Revenue - primarily reflects domestic ads and leads revenue, including consumer connection revenue for consumer matches, revenue from service professionals under contract for advertising and membership subscription revenue from service professionals and consumers.
•Services Revenue - primarily reflects domestic revenue from pre-priced offerings by which the consumer requests services through an Angi Inc. platform and Angi Inc. engages a service professional to perform the service.
•Roofing Revenue - primarily reflects revenue from the roof replacement business offering by which the consumer purchases services directly from Angi Inc. and Angi Inc. engages a service professional to perform the service.
•International Revenue - primarily reflects revenue generated within the International segment (comprised of businesses in Europe and Canada), including consumer connection revenue for consumer matches and membership subscription revenue from service professionals and consumers.

•Service Requests - are (i) fully completed and submitted domestic service requests for connections with Ads and Leads service professionals, (ii) contacts to Ads and Leads service professionals generated via the service professional directory from unique users in unique categories (such that multiple contacts from the same user in the same category in the same day are counted as one Service Request), and (iii) requests to book Services jobs in the period.

•Monetized Transactions - are (i) Service Requests that are matched to a paying Ads and Leads service professional in the period and (ii) completed and in-process Service jobs in the period; a single Service Request can result in multiple monetized transactions.

Operating Costs and Expenses:
•Cost of revenue (exclusive of depreciation) - consists primarily of traffic acquisition costs, which include (i) payments made to partners who direct traffic to our Ask Media Group websites and who distribute our business-to-business customized browser-based applications and (ii) the amortization of fees paid to Apple and Google related to the distribution of apps and the facilitation of in-app purchases of product features. Traffic acquisition costs include payment of amounts based on revenue share and other arrangements. Cost of revenue also includes production, distribution and editorial costs at Dotdash Meredith, payments made to independent third-party service professionals who performed work contracted under Services or Roofing arrangements, compensation expense (including stock-based compensation expense) and other employee-related costs, roofing material and third-party contactor costs associated with Roofing, credit card processing fees, payments made to workers staffed by Bluecrew, for periods prior to its sale on November 9, 2022, hosting fees, and payments made to care providers for Care For Business.
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
•General and administrative expense - consists primarily of compensation expense (including stock-based compensation expense) and other employee-related costs for personnel engaged in executive management, finance, legal, tax, human resources and customer service functions (except for Care.com, which includes customer service costs within "Cost of revenue" in the statement of operations), fees for professional services (including transaction-related costs related to the acquisition of Meredith, the Spin-off, the MTCH Separation, and other acquisitions), provision for credit losses, rent expense and facilities cost, software license and maintenance costs, and acquisition-related contingent consideration fair value adjustments (described below). The customer service function at Angi Inc. includes personnel who provide support to its service professionals and consumers.
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
Long-term debt (for additional information see "Note 8—Long-term Debt" in the accompanying notes to the financial statements included in "Item 8—Financial Statements and Supplementary Data"):
•Dotdash Meredith Term Loan A - due December 1, 2026. The outstanding balance of the Dotdash Meredith Term Loan A is $332.5 million and $350.0 million at December 31, 2022 and 2021, respectively, and bore interest at an adjusted term secured overnight financing rate ("Adjusted Term SOFR") plus 2.25% and 2.00%, or 5.91% and 2.15%, at December 31, 2022 and 2021, respectively. The Dotdash Meredith Term Loan A has quarterly principal payments.
•Dotdash Meredith Term Loan B - due December 1, 2028. The outstanding balance of the Dotdash Meredith Term Loan B is $1.24 billion and $1.25 billion at December 31, 2022 and 2021, respectively, and bore interest at Adjusted Term SOFR, subject to a minimum of 0.50%, plus 4.00%, or 8.22% and 4.50% at December 31, 2022 and 2021, respectively. The Dotdash Meredith Term Loan B has quarterly principal payments.
•Dotdash Meredith Revolving Facility - Dotdash Meredith's $150 million revolving credit facility expires on December 1, 2026. At December 31, 2022 and 2021, there were no outstanding borrowings under the Dotdash Meredith Revolving Facility.

•ANGI Group Senior Notes - on August 20, 2020, ANGI Group, LLC ("ANGI Group"), a direct wholly-owned subsidiary of Angi Inc., issued $500 million of its 3.875% Senior Notes due August 15, 2028, with interest payable February 15 and August 15 of each year.
Non-GAAP financial measure:
•Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") - is a non-GAAP financial measure. See "Principles of Financial Reporting" for the definition of Adjusted EBITDA and a reconciliation of net (loss) earnings attributable to IAC shareholders to operating (loss) to Adjusted EBITDA for the years ended December 31, 2022, 2021 and 2020.
MANAGEMENT OVERVIEW
For a description of the Company's operating businesses, see "Description of IAC Businesses" included in "Item 1—Business."
As used herein, "IAC," the "Company," "we," "our" or "us" and similar terms refer to IAC Inc. and its subsidiaries (unless the context requires otherwise).
Sources of Revenue
Dotdash Meredith

Digital

Dotdash Meredith revenue consists of digital and print revenue. Digital revenue consists principally of advertising, performance marketing, and licensing and other revenue. Print revenue consists principally of subscription, advertising, project and other, newsstand and performance marketing revenue.

Advertising revenue is generated primarily through digital advertisements sold by Dotdash Meredith's sales team directly to the advertisers or through advertising agencies and through programmatic advertising networks. Performance marketing revenue includes commissions generated through affiliate commerce, affinity marketing and performance marketing channels. Affiliate commerce and performance marketing commission revenue is generated when Dotdash Meredith brands refer consumers to commerce partner websites resulting in a purchase or transaction. Affinity marketing programs are arrangements where Dotdash Meredith acts as an agent for both Dotdash Meredith and the third-party publishers to market and place magazine subscriptions online. Commissions are earned when a subscriber name has been provided to the publisher and any free trial period is completed. Licensing and other revenue primarily includes revenue generated through brand and content licensing agreements. Brand licensing generates royalties from multiple long-term trademark licensing agreements with retailers, manufacturers, publishers, and service providers.

Print

Subscription revenue relates to the sale of Dotdash Meredith's print magazines. Most of Dotdash Meredith's subscription sales are prepaid at the time of order and may be canceled at any time for a refund of the pro rata portion of the initial subscription. Advertising revenue relates to the sale of advertising in magazines directly to advertisers or through advertising agencies. Revenue is recognized on the magazine issue’s on-sale date, which is the date the magazine is published. Project and other revenue relates to other revenue streams that are primarily project based and may relate to any one or combination of the following activities: audience targeted advertising, custom publishing, content strategy and development, email marketing, social media, database marketing and search engine optimization. Newsstand revenue is related to single copy magazines or bundles of single copy magazines sold to wholesalers for resale on newsstands. Publications sold to magazine wholesalers are sold with the right to receive credit from Dotdash Meredith for magazines returned to the wholesaler by retailers. Performance marketing revenue principally consists of affinity marketing revenue through which Dotdash Meredith places magazine subscriptions for third-party publishers.

Angi Inc.

Ads and Leads revenue includes consumer connection revenue for consumer matches, revenue from service professionals under contract for advertising and membership subscription revenue from service professionals and consumers. Consumer connection revenue varies based upon several factors, including the service requested, product experience offered, and geographic location of service. Services revenue primarily reflects pre-priced offerings by which the consumer requests services through Services platforms and Angi Inc. engages a service professional to perform the service. Roofing revenue primarily reflects revenue from the roof replacement business offering by which the consumer purchases services directly from the Roofing business and Angi Inc. then engages a service professional to perform the service. International revenue primarily reflects consumer connection revenue for consumer matches and membership subscription from service professionals and consumers.

From January 1, 2020 through December 31, 2022, Services recorded revenue on a gross basis. Effective January 1, 2023, Angi Inc. modified the Services terms and conditions so that the service professional, rather than Angi Inc., has the contractual relationship with the consumer to deliver the service and Angi Inc.'s performance obligation to the consumer is to connect them with the service professional. This change in contractual terms requires net revenue accounting treatment effective January 1, 2023. There is no impact to operating income or Adjusted EBITDA.

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
Emerging and Other
Included in the Emerging & Other segment are Care.com and Mosaic Group. Care.com generates revenue through subscription fees from families and caregivers to its suite of products and services, as well as through annual contracts with corporate employers who provide access to Care.com’s suite of products and services as an employee benefit and through contracts with businesses that recruit employees through its platform. Mosaic Group revenue consists primarily of fees paid by subscribers for downloadable mobile applications distributed through the Apple App Store and Google Play Store and fees received directly from consumers, as well as display advertisements. Revenue for the remaining businesses within the Emerging & Other segment is generated primarily through marketplace services, advertising, media production and distribution, and subscriptions.
Services Agreement with Google (the "Services Agreement")
The Company and Google are parties to an amended Services Agreement which expires on March 31, 2024 and provides for an automatic renewal for an additional one-year period absent a notice of non-renewal from either party on or before March 31, 2023. The Company earns certain other advertising revenue from Google that is not attributable to the Services Agreement. A meaningful portion of the Company’s net cash from operating activities attributable to continuing operations that it can freely access is attributable to revenue earned pursuant to the Services Agreement and other revenue earned from Google.
For the years ended December 31, 2022, 2021 and 2020, total revenue earned from Google was $701.5 million, $755.1 million and $556.1 million, respectively, representing 13%, 20%, and 20%, respectively, of the Company's revenue. The total revenue earned from the Services Agreement for the years ended December 31, 2022, 2021 and 2020, was $514.8 million, $661.3 million and $498.3 million, respectively, representing 10%, 18% and 18%, respectively, of the Company's total revenue. The related accounts receivable totaled $74.1 million and $89.1 million at December 31, 2022 and 2021, respectively.
The revenue attributable to the Services Agreement is earned by Ask Media Group and the Desktop business, which comprise the Search segment. For the years ended December 31, 2022, 2021 and 2020, revenue earned from the Services Agreement was $424.3 million, $542.1 million and $344.8 million, respectively, within Ask Media Group, and $90.5 million, $119.1 million and $153.5 million, respectively, within the Desktop business.

The Services Agreement requires that the Company comply with certain guidelines promulgated by Google. Google may generally unilaterally update its policies and guidelines without advance notice. These updates may be specific to the Services Agreement or could be more general and thereby impact the Company as well as other companies. These policy and guideline updates have in the past and could in the future require modifications to, or prohibit and/or render obsolete certain of our products, services and/or business practices, which have been and could be costly to address or negatively impact revenue and have had and in the future could have an adverse effect on our financial condition and results of operations. As described below, Google has made changes to the policies under the Services Agreement and has also made industry-wide changes that have negatively impacted the Desktop business-to-consumer (“B2C”) business. Google may make changes in the future that could impact the revenue earned from Google, including under the Services Agreement.
Certain industry-wide policy changes became effective on August 27, 2020. These industry-wide changes, combined with increased enforcement of policies under the Services Agreement, have had a negative impact on the results of operations of the B2C business. During the fourth quarter of 2020, Google suspended services with respect to some B2C’s products and may do so with respect to other products in the future. As a result, the B2C business elected to modify certain marketing strategies in early January 2021. Subsequently, Google informed us of another policy change in the first quarter of 2021 that became effective on May 10, 2021. We anticipated that this Google policy change would eliminate our ability to successfully introduce and market new B2C products that would be profitable. Therefore, we undertook cost reduction measures and effectively eliminated all marketing of B2C products beginning in March 2021. This elimination of marketing positively impacted profitability starting in the second quarter of 2021 because revenue from B2C products is earned over multiple periods beyond just the period in which the initial marketing is incurred. Following the cessation of the introduction of new products in March 2021, the B2C revenue stream relates solely to the then existing installed base of products. We expect future revenue and profits of the B2C business to decline significantly.
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
Angi Inc. relies heavily on free, or organic, search results from search engine optimization and paid search engine marketing to drive traffic to its websites. This brand integration initiative initially adversely affected the placement and ranking of Angi Inc. websites, particularly Angi.com, in organic search results. Organic search results have been declining year-over-year and are still below pre-March 2021 levels. The shift of marketing to support Angi, away from HomeAdvisor, powered by Angi, has had and continues to have a negative effect on the efficiency of its search engine marketing efforts. Angi Inc. will continue to optimize the efficiency and conversion of marketing to HomeAdvisor to maintain profitable demand generation to that domain for the foreseeable future but they do expect the trend of declining traffic to continue due to sustained marketing emphasis in favor of Angi.
Angi Services Investment
Services was launched in August 2019, and Angi Inc. invested significantly since its inception through 2022. Angi Inc.'s investment in Services peaked in the first quarter of 2022 and Angi Inc. saw both positive and negative trends on profits from the Services offerings since inception. Angi Inc. expects a positive year-over-year trend to continue through 2023 as it focuses on less complex services and more profitable business offerings.
Dotdash Meredith Restructuring Charges
For the year ended December 31, 2022, Dotdash Meredith incurred a total of $80.2 million of restructuring charges, including $55.9 million of severance and related costs. The restructuring charges for the year ended December 31, 2022 include $21.3 million of impairment charges related to the consolidation of certain leased spaces following the Meredith acquisition, consisting of impairments of $14.3 million and $7.0 million of a right-of-use asset ("ROU asset") and related leasehold improvements and furniture and equipment, respectively, which are included in "General and administrative expense" and "Depreciation," respectively, in the statement of operations.

In the first quarter of 2022, Dotdash Meredith announced its plans to discontinue certain print publications and the shutdown of PeopleTV to focus the portfolio and further enable investments toward digital growth. Dotdash Meredith also announced a voluntary retirement program in the first quarter of 2022 for employees who met certain age and service requirements. In December 2022, Dotdash Meredith management committed to a reduction in force plan, which was announced in late January 2023, to better align its cost structure given the difficult market and current economic uncertainty.
See "Note 5—Dotdash Meredith Restructuring Charges, Transaction-Related Expenses and Change-in-Control Payments" to the financial statements included in "Item 8. Financial Statements and Supplementary Data" for additional information on Dotdash Meredith restructuring charges.
Distribution, Marketing and Advertiser Relationships
We pay traffic acquisition costs, which consist of payments made to partners who direct traffic to our Ask Media Group websites, who distribute our business-to-business customized browser-based applications and who integrate our paid listings into their websites, and fees paid to Apple and Google related to the distribution of apps and the facilitation of Mosaic Group's subscription-based in-app purchases of product features. We also pay to market and distribute our services on third-party distribution channels, such as Google and other search engines and social media websites such as Facebook. With the acquisition of Meredith, we also pay subscription acquisition costs, which represent commission payments to third-party agents to sell magazine subscriptions within our print business. In addition, some of our businesses manage affiliate programs, pursuant to which we pay commissions and fees to third parties based on revenue earned. These distribution channels might also offer their own services and products, as well as those of other third parties, which compete with those we offer.
We market and offer our services and products to consumers through branded websites, allowing consumers to transact directly with us in a convenient manner. We have made, and expect to continue to make, substantial investments in online and offline advertising to build our brands and drive traffic to our websites and consumers and advertisers to our businesses.
COVID-19 Update
The COVID-19 pandemic and the various responses to it created significant volatility, uncertainty and economic disruption. Recently there has been a return to normal societal interactions, including the way the Company operates its businesses.
Angi Inc.
As previously disclosed, the impact of COVID-19 initially resulted in a decline in demand for Service Requests, driven primarily by decreases in demand in certain categories of jobs (particularly discretionary indoor projects). While Angi Inc. experienced a rebound in Service Requests from mid-2020 through early 2021, Service Requests started to decline in May 2021 and have continued to decline during 2022 due, in part, to COVID-19 measures that were more widely in place in prior periods. Angi Inc.'s ability to monetize service requests rebounded modestly in the second half of 2021 and the first half of 2022; however, that improved monetization plateaued in the third quarter of 2022 and is now in line with monetization rates experienced pre-COVID-19.
Dotdash Meredith
Digital advertising and performance marketing revenue at Dotdash, excluding Meredith, declined in 2022, compared to 2021 due in part to lower traffic to its sites compared to prior year COVID-19 traffic highs. Post-acquisition, Meredith has experienced a similar impact to its digital advertising revenue.
Search
In the quarter ended March 31, 2020, the Company determined that the effects of COVID-19 were a contributing indicator of possible impairment for certain of its assets and identified impairments at the Desktop reporting unit of $212.0 million and $21.4 million related to goodwill and certain indefinite-lived intangible assets, respectively.
In the quarter ended September 30, 2020, the Company recorded additional impairments of $53.2 million and $10.8 million related to the goodwill and intangible assets, respectively, of the Desktop reporting unit. These impairments were due in part to the effects of COVID-19 on monetization. Refer to "Services Agreement with Google (the "Services Agreement")" above for additional information.

Other
In addition to the impairments at Search, in the quarter ended March 31, 2020, the Company identified impairments of $51.5 million of certain equity securities without readily determinable fair values, and $7.5 million of a note receivable and a warrant related to certain investees as a result of the effects of COVID-19.
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

Results of Operations for the Years Ended December 31, 2022, 2021 and 2020.
The following discussion should be read in conjunction with "Item 8—Financial Statements and Supplementary Data."
Revenue

	Years Ended December 31,
	2022	$ Change	% Change	2021	$ Change	% Change	2020
	(Dollars in thousands)
Dotdash Meredith
Digital	$931,482	$564,348	154%	$367,134	153,381	72%	$213,753
Print	1,026,128	934,126	1,015%	92,002	92,002	N/A	—
Intersegment eliminations	(22,911)	(20,048)	(700)%	(2,863)	(2,863)	N/A	—
Total Dotdash Meredith	1,934,699	1,478,426	324%	456,273	242,520	113%	213,753
Angi Inc.
Domestic
Ads and Leads	1,282,061	54,987	4%	1,227,074	8,319	1%	1,218,755
Services	381,256	91,308	31%	289,948	127,409	78%	162,539
Roofing	137,509	69,481	102%	68,028	68,028	N/A	—
Intersegment eliminations	(10,340)	(8,433)	(442)%	(1,907)	(1,907)	N/A	—
Total Domestic	1,790,486	207,343	13%	1,583,143	201,849	15%	1,381,294
International	101,038	(1,257)	(1)%	102,295	15,664	18%	86,631
Total Angi Inc.	1,891,524	206,086	12%	1,685,438	217,513	15%	1,467,925
Search	731,431	(141,915)	(16)%	873,346	260,072	42%	613,274
Emerging & Other	685,956	781	—%	685,175	215,416	46%	469,759
Intersegment eliminations	(8,330)	(7,725)	(1,278)%	(605)	(430)	(244)%	(175)
Total	$5,235,280	$1,535,653	42%	$3,699,627	$935,091	34%	$2,764,536
________________________
N/A = Not applicable
For the year ended December 31, 2022 compared to the year ended December 31, 2021
•Dotdash Meredith revenue increased 324% to $1.9 billion due to the contribution of $1.5 billion from Meredith, acquired December 1, 2021, partially offset by decreases of $11.8 million, or 11%, in Dotdash Performance Marketing Revenue and $7.0 million, or 4%, in Dotdash Advertising Revenue. The decrease in Dotdash Performance Marketing Revenue was due to primarily to declines in both affiliate commerce commission revenue and performance marketing commission revenue due primarily to lower traffic to its sites compared to the prior year COVID-19 traffic highs. The decrease in Dotdash Advertising Revenue was due primarily to a decrease in advertising sold through its sales team and lower programmatic rates.
•Angi Inc. revenue increased 12% to $1.9 billion driven by increases of $91.3 million, or 31%, from Services, $69.5 million or 102% from Roofing and $55.0 million, or 4%, from Ads and Leads partially offset by a decrease of $1.3 million, or 1%, from International.
◦The increase in Services was due primarily to an increase in average revenue per Monetized Transactions due to higher average-order-value jobs in complex service categories and an increase in Monetized Transactions during 2022 compared to 2021, as well as price increases in certain job categories.
◦The increase in Roofing was due primarily to the inclusion of revenue for twelve months in the current year compared to six months in the prior year.
◦The increase in Ads and Leads was due primarily to price increases implemented during the second quarter of 2022 and the anniversary of the Angi Inc. brand integration, described above under "Angi Inc. Brand Integration Initiative," that began in March 2021.

◦The decrease in International was due primarily to the unfavorable impact of the strengthening of the U.S. dollar relative to the Euro and British Pound.
•Search revenue decreased 16% to $731.4 million due to decreases of $101.5 million, or 14% from Ask Media Group and $40.4 million, or 29%, from Desktop. The decrease from Ask Media Group was due to a reduction in marketing from affiliate partners driving fewer visitors to ad supported search and content websites. The decrease from Desktop was due primarily to the Google policy changes announced in the prior year described above under "Services Agreement with Google (the "Services Agreement")."
•Emerging & Other revenue increased slightly to $686.0 million due primarily to a 10% increase at Care.com and growth from Vivian Health, partially offset by lower revenue at Mosaic Group, IAC Films, Bluecrew, which was sold on November 9, 2022, and Daily Beast.
For the year ended December 31, 2021 compared to the year ended December 31, 2020
•Dotdash Meredith revenue increased 113% to $456.3 million due to the contribution of $169.9 million from Meredith, acquired December 1, 2021, growth from Dotdash of $44.5 million, or 32%, in Advertising Revenue and $28.1 million, or 37%, higher Performance Marketing Revenue. The growth in Dotdash Advertising Revenue was driven by an increase in advertising sold at higher rates in 2021 through its direct sales and programmatic channels as the prior year rates were negatively impacted by COVID-19. The increase in Dotdash Performance Marketing Revenue was due primarily to growth in both affiliate commerce commission revenue and performance marketing commission revenue due to increased online sales and new performance marketing products.
•Angi Inc. revenue increased 15% to $1.7 billion driven by increases of $127.4 million, or 78%, from Services, $68.0 million from Roofing, $15.7 million, or 18%, from International and $8.3 million, or 1%, from Ads and Leads.
◦The increase in Services was due primarily to increased Monetized Transactions during 2021 compared to 2020.
◦Roofing was acquired on July 1, 2021 and contributed $68.0 million in revenue in 2021.
◦The increase in International was due primarily to strong growth across all of its markets due to increased consumer demand and the favorable impact of the weakening of the U.S. dollar relative to the Euro and British Pound.
◦The increase in Ads and Leads was due primarily to an increase in advertising revenue, partially offset by the disposition of a business in the second quarter of 2021.
•Search revenue increased 42% to $873.3 million due to growth of $301.0 million, or 70%, from Ask Media Group, partially offset by a decrease of $40.9 million, or 23%, from Desktop. The increase from Ask Media Group was due to higher and more efficient marketing driving increased visitors to ad supported search and content websites and an increase in advertising rates in 2021 as the prior year rates were negatively impacted by COVID-19. The decrease from Desktop was due primarily to the Google policy changes announced in the fourth quarter of 2020 and the first quarter of 2021 described above under "Services Agreement with Google (the "Services Agreement")."
•Emerging & Other revenue increased 46% to $685.2 million due primarily to the contribution and growth of Care.com, acquired February 11, 2020, the addition of Lifecare, acquired by Care.com in October 2020, and increases from IAC Films, Bluecrew, Vivian Health, and The Daily Beast.

Cost of revenue (exclusive of depreciation shown separately below)

	Years Ended December 31,
	2022	$ Change	% Change	2021	$ Change	% Change	2020
	(Dollars in thousands)
Cost of revenue (exclusive of depreciation shown separately below)	$1,922,697	$626,415	48%	$1,296,282	$550,917	74%	$745,365
As a percentage of revenue	37%			35%			27%
For the year ended December 31, 2022 compared to the year ended December 31, 2021
Cost of revenue in 2022 increased from 2021 due primarily to increases of $680.9 million from Dotdash Meredith and $112.2 million from Angi Inc., partially offset by a decrease of $145.8 million from Search.
•The Dotdash Meredith increase was due primarily to an increase of $673.9 million of expense from the inclusion of Meredith for twelve months in the current year compared to one month in the prior year, and an increase of $8.7 million in compensation expense related to increased editorial headcount at Dotdash. Included in Meredith's expense is $23.6 million of restructuring costs primarily related to the reorganization of the Dotdash Meredith business described above under "Dotdash Meredith Restructuring Charges."
•The Angi Inc. increase was due primarily to increases of $64.1 million from Services and $49.4 million from Roofing.
◦The Services increase was due primarily to an increase in payments to third-party professional service providers resulting from growth in the business.
◦The Roofing increase was due primarily to the inclusion of roofing materials and third-party contractor costs for twelve months in the current year compared to six months in the prior year.
•The Search decrease was due primarily to a decrease in traffic acquisition costs of $159.7 million at Ask Media Group, partially offset by an increase in traffic acquisition costs of $15.1 million at Desktop. The decrease in traffic acquisition costs at Ask Media Group was due primarily to a decrease in the proportion of revenue earned from affiliate partners who direct traffic to our websites. The increase in traffic acquisition costs at Desktop was a result of higher revenue share rates resulting in higher expense compared to the prior year.
For the year ended December 31, 2021 compared to the year ended December 31, 2020
Cost of revenue in 2021 increased from 2020 due to increases of $255.8 million from Search, $152.6 million from Angi Inc., $88.8 million from Dotdash Meredith and $53.8 million from Emerging & Other.
•The Search increase was primarily due to an increase of $240.9 million in traffic acquisition costs at Ask Media Group resulting from the increase in revenue.
•The Angi Inc. increase was due primarily to increases of $104.8 million from Services and $51.2 million from Roofing.
◦The Services increase was due primarily to organic growth resulting in increased payments to third-party professional service providers.
◦The Roofing increase was due to its acquisition on July 1, 2021.
•The Dotdash Meredith increase was due primarily to $63.6 million of expense from the inclusion of Meredith, and increases of $12.0 million in compensation expense related to increased headcount and $10.4 million in third-party content creation costs. The increased investment in third-party content creation costs is due primarily to contractors working on projects related to content updates and improvements, video content production, and writer and expert fees.

•The Emerging & Other increase was due primarily to $22.1 million in payments made to workers staffed by Bluecrew resulting from an increase in revenue, $16.2 million of expense from the inclusion of Lifecare, and $13.5 million and $8.8 million in production costs and participation payments, respectively, at IAC Films due to theatrical releases, partially offset by a decrease of $12.7 million at Care.com related to a change from gross to net revenue recognition for certain Care For Business contracts.
Selling and marketing expense

	Years Ended December 31,
	2022	$ Change	% Change	2021	$ Change	% Change	2020
	(Dollars in thousands)
Selling and marketing expense	$1,925,750	$563,450	41%	$1,362,300	$196,844	17%	$1,165,456
As a percentage of revenue	37%			37%			42%
For the year ended December 31, 2022 compared to the year ended December 31, 2021
Selling and marketing expense in 2022 increased from 2021 due to increases of $480.8 million from Dotdash Meredith, $37.1 million from Search, $29.4 million from Angi Inc., and $24.7 million from Emerging & Other.
•The Dotdash Meredith increase was due principally to an increase of $475.0 million of expense from the inclusion of Meredith for twelve months in the current year compared to one month in the prior year. Included in Meredith's expense is $16.6 million of restructuring costs primarily related to the reorganization of the Dotdash Meredith business described above under "Dotdash Meredith Restructuring Charges."
•The Search increase was due primarily to an increase of $60.1 million in online marketing at Ask Media Group, partially offset by a decrease of $24.1 million at Desktop. The increase at Ask Media Group was due primarily to increases in both search engine marketing and ad placement spend on social media sites. The decrease at Desktop was due to the elimination of all marketing of its B2C products beginning in early March 2021 due primarily to the Google policy changes in the fourth quarter of 2020 and the first quarter of 2021 described above under "Services Agreement with Google (the "Services Agreement").
•The Angi Inc. increase was due primarily to increases of $19.0 million from Roofing, $13.6 million from Services and $11.9 million from Ads and Leads, partially offset by a decrease of $4.9 million from Other (unallocated corporate costs).
◦The Roofing increase was due primarily to the inclusion of expense for twelve months in the current year compared to six months in the prior year.
◦The Services increase was due primarily to increases in compensation expense of $19.4 million, outsourced personnel costs of $2.2 million and software maintenance costs of $1.6 million, partially offset by a decrease of $9.5 million in advertising expense. The increase in compensation expense was primarily due to higher headcount. The increase in outsourced personnel costs was primarily due to costs for improving the customer service experience. The increase in software maintenance cost was primarily due to general maintenance. The decrease in advertising expense was due primarily to decreases in service professional marketing and search engine marketing spend and was due primarily to high advertising costs in 2021 to promote Services.
◦The Ads and Leads increase was due primarily to increases in advertising expense of $20.9 million and software maintenance costs of $3.5 million, partially offset by a decrease of $10.3 million in compensation expense. The increase in advertising expense was due primarily to an increase of $23.3 million in online marketing spend due primarily to the continued brand integration initiative at the beginning of 2022 and increased costs to obtain service requests later in 2022. The increase in software maintenance costs was due primarily to general maintenance. The decrease in compensation is primarily due to lower headcount.
◦The Other (unallocated corporate costs) decrease of $4.9 million was due primarily to a decrease in lease expense of $5.4 million as a result of Angi Inc. repurposing and reducing its real estate footprint in 2021.

•The Emerging & Other increase was due primarily to increases of $10.0 million in compensation expense and $3.8 million in online marketing at Care.com, $5.2 million in marketing spend at IAC Films, $5.1 million in compensation expense and $3.6 million in online marketing at Vivian Health, partially offset by a decrease of $7.2 million in advertising expense at Mosaic Group. The increase in compensation expense at both Care.com and Vivian Health was due primarily to higher headcount. The increase in marketing spend at IAC Films was primarily related to Everything Everywhere All at Once. The increase in online marketing at Care.com was primarily due to efforts to increase their customer base.
For the year ended December 31, 2021 compared to the year ended December 31, 2020
Selling and marketing expense in 2021 increased from 2020 due to increases of $121.1 million from Angi Inc., $65.7 million from Dotdash Meredith and $54.7 million from Emerging & Other, partially offset by a decrease of $44.2 million from Search.
•The Angi Inc. increase was due primarily to increases of $77.7 million from Ads and Leads, $21.7 million from Services, $14.0 million from Roofing and $8.9 million from Other (unallocated corporate expenses).
◦The Ads and Leads increase was due primarily to increases in advertising expense of $60.1 million and compensation expense of $27.8 million, partially offset by decreases in lease expense of $11.6 million. The increase in advertising expense was due primarily to increases of $49.6 million in online marketing spend and $9.7 million in television spend. The increase in online marketing spend was attributable to the brand integration initiative. The increase in television spend in 2021 reflects the normalization of spending levels as compared to the cost cutting initiatives during 2020 due to the impact of COVID-19. The increase in compensation expense was due primarily to increased commission expense. The decrease in lease expense was due primarily to the repurposing of lease locations in 2021.
◦The Services increase was due primarily to increases in consulting fees of $9.1 million, compensation expense of $7.0 million and advertising expense of $4.1 million. The increase in consulting fees was due primarily to various sales initiatives. The increase in compensation expense was due to an increase in sales force headcount. The increase in advertising expense was primarily due to $3.9 million in online marketing spend attributable to the brand integration.
◦The Roofing increase was due to its acquisition on July 1, 2021.
◦The Other (unallocated corporate costs) increase was due primarily to an increase in lease expense of $8.0 million due to the repurposing of lease locations in 2021.
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

General and administrative expense

	Years Ended December 31,
	2022	$ Change	% Change	2021	$ Change	% Change	2020
	(Dollars in thousands)
General and administrative expense	$977,274	$179,826	23%	$797,448	$52,213	7%	$745,235
As a percentage of revenue	19%			22%			27%
For the year ended December 31, 2022 compared to the year ended December 31, 2021
General and administrative expense in 2022 increased from 2021 due to increases of $125.6 million from Dotdash Meredith and $68.4 million from Angi Inc., partially offset by a decrease of $15.6 million from Corporate.
•The Dotdash Meredith increase was due primarily to an increase of $115.3 million of expense from the inclusion of Meredith for twelve months in the current year compared to one month in the prior year, a $14.3 million impairment of a ROU asset related to the consolidation of certain leased spaces following the Meredith acquisition, and an increase of $13.9 million in compensation expense, partially offset by a decrease of $20.3 million in professional fees at Dotdash. During 2022, Dotdash Meredith incurred $28.1 million in restructuring costs, including the $14.3 million impairment described above, related to the reorganization of Dotdash Meredith's business described above under "Dotdash Meredith Restructuring Charges" and $6.8 million in transaction-related costs, of which $5.7 million was incurred at Meredith, associated with its acquisition. The increase in compensation expense at Dotdash was due primarily to an increase in stock-based compensation expense. The decrease in professional fees at Dotdash was due to the inclusion in 2021 of $25.2 million of transaction-related costs in connection with the Meredith transaction. Expense in 2021 includes $53.3 million in transaction-related costs at Meredith associated with its acquisition, including charges related to double-trigger change in control payments.
•The Angi Inc. increase was due primarily to increases of $27.8 million from Services, $23.7 million from Ads and Leads, $16.2 million from Roofing and $9.3 million from Other (unallocated corporate costs), partially offset by a decrease of $8.6 million from International.

◦The Services increase was due primarily to an increase of $16.7 million in compensation expense, $8.8 million in legal expense and $2.2 million in software license and maintenance expense. The increase in compensation expense was due primarily to increases of $10.5 million in stock-based compensation expense resulting from management departures in 2022 and new awards granted in 2022, and $6.2 million in wage-related expenses due to higher headcount. The increase in legal expense was due primarily to accruals for certain legal matters in the fourth quarter of 2022. The increase in software license and maintenance expense is due to general maintenance.

◦The Ads and Leads increase was due primarily to increases of $16.4 million in the provision for credit losses, $4.3 million in outsourced personnel costs, $5.7 million in legal expense and $2.0 million in software and maintenance expense, partially offset by a decrease of $0.5 million in compensation expense. The increase in the provision for credit losses was due primarily to higher revenue. The increase in outsourced personnel costs was due primarily to the use of outsourced firms to support customer service needs. The increase in legal expense was due primarily to accruals for certain legal matters in the third and fourth quarters of 2022. The decrease in compensation expense was primarily due to a decrease of $5.1 million resulting from lower headcount, partially offset by an increase of $4.5 million in stock-based compensation.

◦The Roofing increase was due primarily to the inclusion of expense for twelve months in the current year compared to six months in the prior year.

◦The Other (unallocated corporate costs) increase was due primarily to an increase of $14.4 million in compensation expense, partially offset by a decrease of $7.3 million of impairment charges of ROU assets and related leasehold improvements and furniture and equipment. The increase in compensation expense was due primarily to an increase of $12.9 million in wage-related expense due to higher headcount and $1.6 million in stock-based compensation expense. The increase in stock-based compensation expense is the result of the reversal of previously recognized stock-based compensation as a result of the forfeiture of unvested awards due to management departures in 2021 and 2022, and new awards granted in 2022. The decrease in impairments of ROU assets and related leasehold improvements and furniture and equipment was due primarily to Angi Inc. reducing its real estate footprint in 2021.

◦The International decrease was due primarily to the inclusion in compensation expense, in 2021, of $7.0 million in charges related to the acquisition of the remaining interests in MyBuilder at a premium to fair value.

•The Corporate decrease was due primarily to a decrease of $10.3 million in compensation expense due primarily to a decrease in bonuses and payroll taxes, and the inclusion in 2021 of $6.2 million of transaction-related costs in connection with the Spin-off.
For the year ended December 31, 2021 compared to the year ended December 31, 2020
General and administrative expense in 2021 increased from 2020 due to increases of $102.4 million from Dotdash Meredith, $33.1 million from Emerging & Other and $31.7 million from Angi Inc., partially offset by decreases of $108.0 million from Corporate and $7.0 million from Search.
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
•The Angi Inc. increase was due primarily to increases of $32.5 million from Ads and Leads, $16.2 million from Services, $10.8 million from Roofing, and $9.5 million from International, partially offset by a decrease of $37.3 million from Other (unallocated corporate costs).
◦The Ads and Leads increase was due primarily to increases in compensation expense of $10.4 million, outsourced personnel costs of $8.6 million, software license and maintenance expense of $5.7 million, legal expense of $3.5 million and recruiting fees of $2.5 million. The increase in compensation expense was due primarily to annual wage and headcount increases. The increase in outsourced personnel costs was due primarily to an increase in call volume related to its customer booking assistance function. The increase in software license and maintenance expense was due primarily to increased investment in software to support its customer services function.

◦The Services increase was due primarily to increases in the provision for credit losses of $7.8 million, outsourced personnel costs of $5.7 million and $2.9 million in legal expense. The increase in the provision for credit losses was primarily due to higher revenue as the provision for credit losses as a percentage of revenue remained relatively flat. The increase in outsourced personnel costs was due primarily to an increase in call volume related to its customer booking assistance function.
◦The Roofing increase was due to its acquisition on July 1, 2021.
◦The International increase was due primarily to increases of $6.1 million in compensation expense and $1.7 million in consulting fees. The increase in compensation expense was primarily due to $7.0 million in charges related to the acquisition of the remaining interests in MyBuilder at a premium to fair value, partially offset by severance costs recorded in the European business in 2020 associated with headcount reductions in France. The increase in consulting fees was related to corporate restructuring.

◦The Other (unallocated corporate costs) decrease was due primarily to a decrease in compensation expense of $53.3 million, partially offset by increases of $9.6 million in one-time costs related to Angi Inc. reducing its real estate footprint in 2021 and consulting fees of $1.5 million. The decrease in compensation expense was primarily due to a $50.6 million decrease in stock-based compensation expense. The decrease in stock-based compensation expense was due primarily to $30.8 million in stock appreciation rights expense recognized during the twelve months ended December 31, 2020, which was not incurred in 2021 as the awards became fully vested in 2020, and a net decrease of $7.7 million due to the reversal of previously recognized expense related to unvested awards that were forfeited due to management departures in 2021, partially offset by the issuance of new equity awards since 2020. The real estate related costs are the result of impairments of ROU assets associated with office space Angi Inc. vacated.
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
Product development expense

	Years Ended December 31,
	2022	$ Change	% Change	2021	$ Change	% Change	2020
	(Dollars in thousands)
Product development expense	$332,873	$102,063	44%	$230,810	$45,475	25%	$185,335
As a percentage of revenue	6%			6%			7%
For the year ended December 31, 2022 compared to the year ended December 31, 2021
Product development expense in 2022 increased from 2021 due to increases of $92.3 million from Dotdash Meredith and $12.6 million from Emerging & Other, partially offset by a decrease of $4.9 million from Search.
•The Dotdash Meredith increase was due primarily to an increase of $78.3 million of expense from the inclusion of Meredith for twelve months in the current year compared to one month in the prior year, and an increase of $13.1 million in compensation expense at Dotdash due primarily to higher headcount.
•The Emerging & Other increase was due primarily to increases of $7.0 million and $5.9 million in compensation expense at Care.com and Vivian Health, respectively. The increase in compensation expense at Care.com was due to higher headcount. The increase in compensation expense at Vivian Health was due primarily to higher headcount and a $2.4 million charge related to the sale of equity interests held by certain members of its management and the settlement of certain employee stock-based awards in conjunction with the equity raise in the second quarter of 2022.
•The Search decrease was due primarily to a decrease of $6.2 million in compensation expense due primarily to the reduction in headcount following the cessation of new B2C products described above under "Services Agreement with Google (the "Services Agreement")", partially offset by an increase of $2.1 million in outsourced personnel costs at Ask Media Group due to various product initiatives.
For the year ended December 31, 2021 compared to the year ended December 31, 2020

Product development expense in 2021 increased from 2020 due to increases of $24.7 million from Emerging & Other and $19.6 million from Dotdash Meredith.
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
•The Dotdash Meredith increase was due primarily to an increase of $10.6 million in compensation expense at Dotdash and $7.9 million of expense from the inclusion of Meredith. The increase in compensation expense is due to higher headcount to aid in new and enhanced user experiences on its websites.
Depreciation

	Years Ended December 31,
	2022	$ Change	% Change	2021	$ Change	% Change	2020
	(Dollars in thousands)
Depreciation	$130,986	$55,971	75%	$75,015	$6,192	9%	$68,823
As a percentage of revenue	3%			2%			2%
For the year ended December 31, 2022 compared to the year ended December 31, 2021
Depreciation in 2022 increased from 2021 due primarily to an increase of $28.3 million of expense from the inclusion of Meredith for twelve months in the current year compared to one month in the prior year, an increase in expense of $19.0 million at Angi Inc. primarily related to the impairment of certain capitalized software projects that are no longer being utilized as Angi Inc. transitions away from certain business offerings in Services, and the impairment of leasehold improvements and furniture and equipment at Dotdash Meredith of $7.0 million related to the consolidation of certain leased spaces, as described above under "Dotdash Meredith Restructuring Charges."
For the year ended December 31, 2021 compared to the year ended December 31, 2020
Depreciation in 2021 increased from 2020 due primarily to the investments in Angi Inc.'s capitalized software and $3.9 million of expense from the inclusion of Meredith, partially offset by the inclusion in 2020 of write-offs of leasehold improvements as a result of early lease terminations at Desktop and Mosaic Group.

Operating (loss) income

	Years Ended December 31,
	2022	$ Change	% Change	2021	$ Change	% Change	2020
	(Dollars in thousands)
Dotdash Meredith
Digital	$(66,629)	$(140,609)	NM	$73,980	$23,739	47%	$50,241
Print	(54,448)	(47,921)	(734)%	(6,527)	(6,527)	N/A	—
Other	(67,014)	(6,737)	(11)%	(60,277)	(60,277)	N/A	—
Total Dotdash Meredith	(188,091)	(195,267)	NM	7,176	(43,065)	(86)%	50,241
Angi Inc.
Domestic
Ads and Leads	85,593	20,108	31%	65,485	(67,880)	(51)%	133,365
Services	(95,166)	(31,182)	(49)%	(63,984)	(19,392)	(43)%	(44,592)
Roofing	(50,685)	(42,089)	(490)%	(8,596)	(8,596)	N/A	—
Other	(61,794)	(5,598)	(10)%	(56,196)	28,478	34%	(84,674)
Total Domestic	(122,052)	(58,761)	(93)%	(63,291)	(67,390)	NM	4,099
International	(4,253)	8,969	68%	(13,222)	(2,755)	(26)%	(10,467)
Total Angi Inc.	(126,305)	(49,792)	(65)%	(76,513)	(70,145)	(1,102)%	(6,368)
Search	83,398	(24,936)	(23)%	108,334	357,045	NM	(248,711)
Emerging & Other	(106,154)	(83,416)	(367)%	(22,738)	48,158	68%	(70,896)
Corporate	(137,619)	15,707	10%	(153,326)	108,603	41%	(261,929)
Total	$(474,771)	$(337,704)	(246)%	$(137,067)	$400,596	75%	$(537,663)

As a percentage of revenue	(9)%			(4)%			(19)%
________________________
NM = Not meaningful.
For the year ended December 31, 2022 compared to the year ended December 31, 2021
Operating loss increased $337.7 million to $474.8 million, despite the increase of $92.3 million in Adjusted EBITDA, described below, due primarily to an increase of $232.9 million in amortization of intangibles, goodwill impairment charges of $112.8 million, and increases of $56.0 million in depreciation and $44.0 million in stock-based compensation expense, partially offset by a change in acquisition-related contingent consideration fair value adjustments (income of $0.6 million in 2022 compared to expense of $15.0 million in 2021). The increase in amortization of intangibles was due primarily to the acquisition of Meredith, partially offset by lower expense at Care.com due to certain intangible assets becoming fully amortized. The goodwill impairment charges relate to impairments of $86.7 million at Mosaic Group in the second quarter of 2022 and $26.0 million at Roofing in the fourth quarter of 2022. The goodwill impairment at Mosaic Group was a result of the projected reduction in future revenue and profits from the business and lower trading multiples of a selected peer group of companies. The goodwill impairment at Roofing is due to the business exiting certain markets and the projected reduction in future profits. The increase in depreciation was due primarily to the inclusion of Meredith for twelve months in the current year compared to one month in the prior year, an increase in expense at Angi Inc. primarily related to the impairment of certain capitalized software projects that are no longer being utilized as Angi Inc. transitions away from certain business offerings in Services, and the impairment of leasehold improvements and furniture and equipment at Dotdash Meredith of $7.0 million related to the consolidation of certain leased spaces, as described above under "Dotdash Meredith Restructuring Charges." The increase in stock-based compensation expense was due primarily to the reversal of previously recognized stock-based compensation expense due to forfeitures from management departures in 2021, the acceleration of awards related to management departures in 2022 and new awards granted since the first quarter of 2022.
The aggregate carrying value of goodwill for which the most recent estimate of the excess of fair value over carrying value is less than 20% is the $153.6 million of goodwill at Mosaic Group. There is one indefinite-lived intangible asset at Dotdash Meredith Digital with a value of approximately $126.0 million for which the excess of fair value over carrying value is less than 20%.

At December 31, 2022, there was $322.4 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 4.5 years.
For the year ended December 31, 2021 compared to the year ended December 31, 2020
Operating loss declined $400.6 million from a loss of $537.7 million to a loss of $137.1 million due primarily to the inclusion in 2020 of a goodwill impairment of $265.1 million and $32.2 million in indefinite-lived intangible asset impairments at Search related to the Desktop business, a decrease of $109.5 million in stock-based compensation expense, a decrease of $19.8 million in amortization of intangibles, excluding the $32.2 million Desktop impairment noted above, and an increase in Adjusted EBITDA of $2.0 million described below, partially offset by a change of $21.9 million in acquisition-related contingent consideration fair value adjustments (expense of $15.0 million in 2021 compared to income of $6.9 million in 2020) and an increase of $6.2 million in depreciation. The goodwill and the indefinite-lived intangible asset impairments in 2020 at the Desktop business were primarily due to lower consumer queries, increasing challenges in monetization and the reduced ability to market profitably due to browser policy changes implemented by Google and other browsers. The effects of COVID-19 on monetization were an additional factor. The remaining decrease in amortization of intangibles of $19.8 million was due principally to certain intangible assets becoming fully amortized during 2020, partially offset by an increase in amortization related to the acquisitions of Meredith and Lifecare. The decrease in stock-based compensation expense was due primarily to the inclusion in 2020 of $55.7 million in modification charges related to the MTCH Separation, the forfeiture of certain equity awards in 2021 and stock appreciation rights expense recognized in 2020, partially offset by the issuance of new equity awards since 2020. The increase in depreciation was due primarily to the investments in Angi Inc. capitalized software and expense from the inclusion of Meredith.
See “Note 2—Summary of Significant Accounting Policies” in the accompanying notes to the financial statements included in "Item 8—Financial Statements and Supplementary Data" for further discussion of the Company’s assessment of impairment of goodwill and indefinite-lived intangible assets.
Adjusted EBITDA

	Years Ended December 31,
	2022	$ Change	% Change	2021	$ Change	% Change	2020
	(Dollars in thousands)
Dotdash Meredith
Digital	$186,696	$95,517	105%	$91,179	$24,973	38%	$66,206
Print	31,135	28,496	1,080%	2,639	2,639	N/A	—
Other	(65,682)	(5,486)	(9)%	(60,196)	(60,196)	N/A	—
Total Dotdash Meredith	152,149	118,527	353%	33,622	(32,584)	(49)%	66,206
Angi Inc.
Domestic
Ads and Leads	168,952	32,692	24%	136,260	(94,537)	(41)%	230,797
Services	(52,126)	(3,923)	(8)%	(48,203)	(18,950)	(65)%	(29,253)
Roofing	(21,400)	(13,889)	(185)%	(7,511)	(7,511)	N/A	—
Other	(49,866)	(3,800)	(8)%	(46,066)	(22,196)	(93)%	(23,870)
Total Domestic	45,560	11,080	32%	34,480	(143,194)	(81)%	177,674
International	(481)	6,134	93%	(6,615)	(1,745)	(36)%	(4,870)
Total Angi Inc.	45,079	17,214	62%	27,865	(144,939)	(84)%	172,804
Search	83,486	(24,895)	(23)%	108,381	57,037	111%	51,344
Emerging & Other	(1,643)	(35,026)	NM	33,383	71,082	NM	(37,699)
Corporate	(79,521)	16,464	17%	(95,985)	51,448	35%	(147,433)
Total	$199,550	$92,284	86%	$107,266	$2,044	2%	$105,222

As a percentage of revenue	4%			3%			4%

For a reconciliation of net (loss) earnings attributable to IAC shareholders to operating loss to Adjusted EBITDA, see "Principles of Financial Reporting." For a reconciliation of operating loss to Adjusted EBITDA for the Company's reportable segments, see "Note 11—Segment Information" in the accompanying notes to the financial statements included in "Item 8—Financial Statements and Supplementary Data."
For the year ended December 31, 2022 compared to the year ended December 31, 2021
•Dotdash Meredith Adjusted EBITDA increased 353% to $152.1 million, due to higher revenue, and a decrease in transaction-related costs ($7.1 million in 2022 compared to $78.5 million in 2021, inclusive of costs related to change-in-control payments), partially offset by $80.2 million in restructuring charges associated with the Meredith acquisition described above under "Dotdash Meredith Restructuring Charges."
•Angi Inc. Adjusted EBITDA increased 62% to $45.1 million due primarily to an increase of $32.7 million from Ads and Leads and a decrease of $6.1 million in International Adjusted EBITDA losses, partially offset by increased Adjusted EBITDA losses of $13.9 million from Roofing, $3.9 million from Services and $3.8 million from Other (corporate unallocated costs).
◦The Ads and Leads Adjusted EBITDA increase was due primarily to higher revenue of $55.0 million, partially offset by increases in general and administrative expense of $23.7 million and selling and marketing of $11.9 million, which are described above.
◦The International Adjusted EBITDA loss decrease was due primarily to a decrease of $8.6 million in general and administrative expense, due to the inclusion in compensation expense in 2021 of $7.0 million in charges related to the acquisition of the remaining interests in MyBuilder at a premium to fair value.
◦The Services Adjusted EBITDA loss increase was due primarily to increases in general and administrative expense of $27.8 million and selling and marketing expense of $13.6 million, partially offset by higher revenue of $91.3 million.

◦The Roofing Adjusted EBITDA loss increase was due primarily to the inclusion of expense for twelve months in the current year compared to six months in the prior year, and to a lesser extent, higher selling and marketing and general and administrative expenses relative to 2021.

◦The Other (unallocated corporate costs) Adjusted EBITDA loss increased was due primarily to an increase in general and administrative expense, which is described above.
•Search Adjusted EBITDA decreased $24.9 million to $83.5 million due primarily to a decrease in Ask Media Group revenue and an increase in online marketing and a decrease in Desktop revenue and an increase in traffic acquisition costs as a result of higher revenue share rates resulting in higher expense compared to the prior year.
•Emerging & Other Adjusted EBITDA decreased $35.0 million to a loss of $1.6 million due primarily to a $9.8 million charge at Vivian Health related to the sale of equity interests held by certain members of its management and the settlement of certain employee stock-based awards in conjunction with the equity raise in the second quarter of 2022, lower profits at IAC Films and Mosaic Group and increased losses at Newco, Daily Beast and Bluecrew, which was sold on November 9, 2022, partially offset by higher profits at Care.com.
•Corporate Adjusted EBITDA loss decreased 17% to $79.5 million due primarily to a decrease in compensation expense due primarily to decreases in bonuses and payroll taxes and the inclusion in 2021 of $6.2 million of transaction-related costs in connection with the Spin-off.
For the year ended December 31, 2021 compared to the year ended December 31, 2020
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

•Angi Inc. Adjusted EBITDA decreased 84% to $27.9 million due primarily to a decrease of $94.5 million from Ads and Leads, increased Adjusted EBITDA losses of $22.2 million, $19.0 million and $1.7 million from Other (unallocated corporate costs), Services and International, respectively, and $7.5 million in Adjusted EBITDA losses from Roofing.
◦Ads and Leads Adjusted EBITDA decreased 41% to $136.3 million despite higher revenue, due primarily to increases in selling and marketing expense, and general and administrative expense, which are described above.
◦The Other (unallocated corporate costs) Adjusted EBITDA loss increase was due primarily to $9.6 million in one-time costs related to Angi Inc. reducing its real estate footprint in 2021.
◦The Services Adjusted EBITDA loss increase was due primarily to an increase in advertising expense attributable to the brand integration initiative.
◦Roofing was acquired on July 1, 2021 and contributed Adjusted EBITDA losses of $7.5 million.

◦The International Adjusted EBITDA loss increase was due primarily to an increase in compensation expense resulting from $7.0 million in charges related to the acquisition of the remaining interests in MyBuilder at a premium to fair.
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
Interest expense

	Years Ended December 31,
	2022	$ Change	% Change	2021	$ Change	% Change	2020
	(Dollars in thousands)
Interest expense	$110,165	$75,901	222%	$34,264	$18,098	112%	$16,166
For the year ended December 31, 2022 compared to the year ended December 31, 2021
Interest expense in 2022 increased from 2021 due primarily to the Dotdash Meredith Term Loans incurred in December 2021, partially offset by the decrease resulting from the repayment of the ANGI Group Term Loan during the second quarter of 2021 and the write-off of deferred financing costs in 2021 associated with the termination of a bridge facility entered into by IAC in connection with the Meredith transaction.

For the year ended December 31, 2021 compared to the year ended December 31, 2020
Interest expense in 2021 increased from 2020 due primarily to the issuance of the ANGI Group Senior Notes in August 2020, the Dotdash Meredith Term Loans borrowings and commitment fees relating to the Dotdash Meredith Revolving Facility in December 2021, and the write-off of deferred financing costs associated with the termination of a bridge facility entered into by IAC in connection with the Meredith transaction. Interest expense was further impacted by a decrease in interest expense on the ANGI Group Term Loan due to lower interest rates and the decrease in the average outstanding balance because the ANGI Group Term Loan was repaid in its entirety during the second quarter of 2021.
Unrealized (loss) gain on investment in MGM Resorts International

	Years Ended December 31,
	2022	$ Change	% Change	2021	$ Change	% Change	2020
	(Dollars in thousands)
Unrealized (loss) gain on investment in MGM Resorts International	$(723,515)	$(1,512,798)	NM	$789,283	$(51,267)	(6)%	$840,550
The Company's investment in MGM is accounted for as a marketable equity security and the unrealized loss in the year ended December 31, 2022 and the unrealized gains in the years ended December 31, 2021 and 2020, were due to changes in the price of MGM as reported on the New York Stock Exchange. In 2020, the Company purchased 59.0 million shares of MGM for $1.0 billion and, in the first and third quarters of 2022, the Company purchased additional shares totaling 5.7 million for $244.3 million.
Other (expense) income, net

	Years Ended December 31,
	2022	2021	2020
	(Dollars in thousands)

Net periodic pension benefit costs, other than the service cost component(a)	$(206,422)	$(17,858)	$—
Unrealized (decrease) increase in the estimated fair value of a warrant	(62,495)	104,018	(1,213)
Unrealized (loss) gain related to marketable equity securities	(20,342)	18,788	—
Foreign exchange (losses) gains, net(b)	(8,503)	(13,636)	674
Net realized gain (loss) on sales of businesses, investments and upward (downward) adjustments to the carrying value of equity securities without readily determinable fair values(c)(d)	59,299	18,874	(40,050)
Interest income	24,916	1,351	7,177
Realized gain on the sale of a marketable equity security	—	7,174	—
Loss on extinguishment of debt(e)	—	(1,110)	—
COVID-19 related impairments on a note receivable and a warrant related to certain investees	—	—	(7,517)
Other	(4,238)	(5,747)	(1,632)
Other (expense) income, net	$(217,785)	$111,854	$(42,561)

$ Change	$(329,639)	$154,415
% Change	NM	NM
_____________________
(a)     Includes net pre-tax actuarial losses of $213.4 million and $7.1 million for the years ended December 31, 2022 and 2021, respectively, related to Meredith's funded pension plans in the U.K., consisting of the IPC Pension Scheme, and the U.S. See "Note 13—Pension and Postretirement Benefit Plans" for additional information.
(b)    Includes $10.0 million in foreign exchange losses primarily related to the substantial liquidation of certain foreign subsidiaries in the year ended December 31, 2021.

(c)     Includes a gain of approximately $132.2 million on the sale of BlueCrew in the year ended December 31, 2022. On November 9, 2022, the Company completed the sale of BlueCrew, which was included in the Emerging & Other segment, to EmployBridge, a provider of light industrial staffing solutions, for cash and stock with the Company becoming a minority shareholder in the combined company.
(d)     Includes upward and downward adjustments to the carrying value of equity securities without readily determinable fair values. For the years ended December 31, 2022, 2021 and 2020, the Company recorded net (downward) and upward adjustments of $(89.1) million, $8.9 million and $(51.5) million, respectively. Downward adjustments for the year ended December 31, 2020 related to impairments due to COVID-19.
(e)     Represents the write-off of deferred debt issuance costs related to the ANGI Group Term Loan, which was repaid in its entirety during the second quarter of 2021.

Income tax benefit (provision)

	Years Ended December 31,
	2022	$ Change	% Change	2021	$ Change	% Change	2020
	(Dollars in thousands)
Income tax benefit (provision)	$331,087	$470,077	NM	$(138,990)	$(184,697)	NM	$45,707
Effective income tax rate	22%			19%			NM
For further details of income tax matters, see "Note 14—Income Taxes" in the accompanying notes to the financial statements included in "Item 8—Financial Statements and Supplementary Data."
In 2022, the effective income tax rate was higher than the statutory rate of 21% due primarily to state taxes and research credits, offset by the non-deductible portion of the Mosaic Group goodwill impairment charge.
In 2021, the effective income tax rate was lower than the statutory rate of 21% due primarily to excess tax benefits generated by the exercise and vesting of stock-based awards, partially offset by state taxes, an increase in the valuation allowance on beginning-of-the-year deferred tax assets related to the Spin-off and non-deductible transaction-related items associated with the acquisition of Meredith.
In 2020, the income tax benefit was due primarily to excess tax benefits generated by the exercise and vesting of stock-based awards, partially offset by the non-deductible portion of the Desktop impairment.
Net loss attributable to noncontrolling interests

	Years Ended December 31,
	2022	$ Change	% Change	2021	$ Change	% Change	2020
	(Dollars in thousands)
Net loss attributable to noncontrolling interests	$(22,285)	$(13,723)	160%	$(8,562)	$(7,422)	(651)%	$(1,140)

Net loss attributable to noncontrolling interests in 2022, 2021 and 2020 primarily represents the publicly-held interest in Angi Inc.'s losses.

Net loss attributable to noncontrolling interests in 2022 and 2021 also includes noncontrolling interest in a subsidiary that primarily holds investments in equity securities. The subsidiary recorded net unrealized losses in 2022 and net realized gains in 2021.

PRINCIPLES OF FINANCIAL REPORTING
The Company reports Adjusted EBITDA as a supplemental measure to U.S. generally accepted accounting principles ("GAAP"). This measure is one of the primary metrics by which we evaluate the performance of our businesses, and our internal budgets are based and may impact management compensation. We believe that investors should have access to, and we are obligated to provide, the same set of tools that we use in analyzing our results. This non-GAAP measure should be considered in addition to results prepared in accordance with GAAP, but should not be considered a substitute for or superior to GAAP results. The Company endeavors to compensate for the limitations of the non-GAAP measure presented by providing the comparable GAAP measure with equal or greater prominence and descriptions of the reconciling items, including quantifying such items, to derive the non-GAAP measure. We encourage investors to examine the reconciling adjustments between the GAAP and non-GAAP measure, which we discuss below.
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
The following table reconciles net (loss) earnings attributable to IAC shareholders to operating loss to Adjusted EBITDA:

	Years Ended December 31,
	2022	2021	2020
	(In thousands)
Net (loss) earnings attributable to IAC shareholders	$(1,170,170)	$597,547	$269,726
Add back:
Net loss attributable to noncontrolling interests	(22,285)	(8,562)	(1,140)
(Earnings) loss from discontinued operations, net of taxes	(2,694)	1,831	21,281
Income tax (benefit) provision	(331,087)	138,990	(45,707)
Other expense (income), net	217,785	(111,854)	42,561
Unrealized loss (gain) on investment in MGM Resorts International	723,515	(789,283)	(840,550)
Interest expense	110,165	34,264	16,166
Operating loss	(474,771)	(137,067)	(537,663)
Add back:
Stock-based compensation expense	123,476	79,487	188,995
Depreciation	130,986	75,015	68,823
Amortization of intangibles	307,718	74,839	126,839
Acquisition-related contingent consideration fair value adjustments	(612)	14,992	(6,918)
Goodwill impairment	112,753	—	265,146
Adjusted EBITDA	$199,550	$107,266	$105,222
For a reconciliation of operating loss to Adjusted EBITDA for the Company's reportable segments, see "Note 11—Segment Information" in the accompanying notes to the financial statements included in "Item 8—Financial Statements and Supplementary Data."
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
        Depreciation is a non-cash expense relating to our capitalized software, equipment, leasehold improvements and buildings and is computed using the straight-line method to allocate the cost of depreciable assets to operations over their estimated useful lives, or, in the case of leasehold improvements, the lease term, if shorter.

        Amortization of intangible assets and impairments of goodwill and intangible assets are non-cash expenses related primarily to acquisitions. At the time of an acquisition, the identifiable definite-lived intangible assets of the acquired company, such as advertiser relationships, technology, licensee relationships, trade names, content, service professional relationships, customer lists and user base, and subscriber relationships, are valued and amortized over their estimated lives. Value is also assigned to acquired indefinite-lived intangible assets, which comprise trade names and trademarks, and goodwill that are not subject to amortization. An impairment is recorded when the carrying value of an intangible asset or goodwill exceeds its fair value. We believe that intangible assets represent costs incurred by the acquired company to build value prior to acquisition and the related amortization and impairments of intangible assets or goodwill, if applicable, are not ongoing costs of doing business.
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

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Position

	December 31,
	2022	2021
	(In thousands)
Dotdash Meredith cash and cash equivalents:
United States	$109,000	$218,612
All other countries	14,866	14,781
Total Dotdash Meredith cash and cash equivalents	123,866	233,393

Angi Inc. cash and cash equivalents:
United States	311,422	404,277
All other countries	9,733	23,859
Total cash and cash equivalents	321,155	428,136

IAC (excluding Dotdash Meredith and Angi Inc.) cash and cash equivalents and marketable securities:
United States	939,168	1,408,828
All other countries	33,201	48,373
Total cash and cash equivalents	972,369	1,457,201
Marketable securities (United States)	239,373	19,788
Total IAC (excluding Dotdash Meredith and Angi Inc.) cash and cash equivalents and marketable securities	1,211,742	1,476,989

Total cash and cash equivalents and marketable securities	$1,656,763	$2,138,518

Dotdash Meredith Debt:
Dotdash Meredith Term Loan A	$332,500	$350,000
Dotdash Meredith Term Loan B	1,237,500	1,250,000
Total Dotdash Meredith long-term debt	1,570,000	1,600,000
Less: current portion of Dotdash Meredith long-term debt	30,000	30,000
Less: original issue discount	5,310	6,176
Less: unamortized debt issuance costs	10,215	12,139
Total Dotdash Meredith long-term debt, net	1,524,475	1,551,685

ANGI Group Debt:
ANGI Group Senior Notes	500,000	500,000
Less: unamortized debt issuance costs	4,715	5,448
Total ANGI Group long-term debt, net	495,285	494,552

Total long-term debt, net	$2,019,760	$2,046,237
The Company's international cash can be repatriated without significant tax consequences. During the year ended December 31, 2022, international cash repatriated to the U.S. was not material.
Cash Flow Information

In summary, IAC's cash flows are as follows:

	Years Ended December 31,
	2022	2021	2020
	(In thousands)
Net cash (used in) provided by:
Operating activities attributable to continuing operations	$(82,791)	$118,900	$113,379
Investing activities attributable to continuing operations	$(494,808)	$(2,907,503)	$(1,872,183)
Financing activities attributable to continuing operations	$(112,651)	$1,115,737	$4,202,665
Net cash provided by operating activities attributable to continuing operations consists of net earnings adjusted for non-cash items and the effect of changes in working capital. Non-cash adjustments include the unrealized loss (gain) on the investment in MGM, deferred income taxes, amortization of intangibles, goodwill impairment, pension and postretirement benefit expense, stock-based compensation expense, depreciation, provision for credit losses, unrealized decrease (increase) in the estimated fair value of a warrant, non-cash lease expense (including ROU asset impairments), and net (gains) losses on sales of businesses and investments in equity securities.
2022
Adjustments to net loss attributable to continuing operations consist primarily of an unrealized loss on the investment in MGM of $723.5 million, amortization of intangibles of $307.7 million, pension and postretirement benefit expense of $210.0 million, depreciation of $131.0 million, stock-based compensation expense of $123.5 million, provision of credit losses of $116.6 million, goodwill impairment of $112.8 million, non-cash lease expense (including ROU asset impairments) of $70.9 million and an unrealized decrease in the estimated fair value of a warrant of $62.5 million, partially offset by deferred taxes of $337.8 million and net gains on sales of businesses and investments in equity securities of $39.0 million. The decrease from changes in working capital include a decrease in accounts payable and other liabilities of $247.9 million, an increase in accounts receivable of $66.7 million, a decrease in operating lease liabilities of $63.8 million and a decrease in deferred revenue of $11.0 million. The decrease in accounts payable and other liabilities is due primarily to (i) a decrease in accrued employee compensation due, in part, to change-in-control payments, partially offset by an increase in restructuring charges, at Dotdash Meredith, (ii) a decrease in accrued traffic acquisition costs and related payables at Search, (iii) a decrease in accounts payable at Dotdash Meredith due primarily to timing of payments and lower spend due to the discontinuation of certain print publications, (iv) a payment of pre-acquisition income tax indemnification liabilities at Dotdash Meredith and (v) a decrease in customer deposit liabilities at Dotdash Meredith due, in part, to the discontinuation of certain print publications. The increase in accounts receivable is due primarily to revenue growth at Angi Inc., primarily attributable to Services, and an increase in revenue related to various production deals at IAC Films, partially offset by a decrease in revenue at Search and a decrease at Dotdash Meredith primarily due to the discontinuation of certain publications, reduced circulation of other publications and continued secular declines at Print and decreases in performance marketing and advertising revenue at Digital. The decrease in operating lease liabilities is due to cash payments on leases net of interest accretion. The decrease in deferred revenue is due primarily to timing of the utilization of services provided through Care for Business at Care.com, lower annual memberships at Angi Inc., primarily at Ads and Leads, and a decrease in Digital licensing contracts at Dotdash Meredith.
Net cash used in investing activities attributable to continuing operations includes $244.3 million for the purchase of 5.7 million additional shares of MGM, $233.9 million for the purchase of marketable debt securities and capital expenditures of $139.8 million primarily related to investments in capitalized software at Angi Inc., Care.com, and Dotdash Meredith, partially offset by net proceeds from the sale of certain businesses and investments of $90.8 million and a decrease in notes receivable of $19.5 million.
Net cash used in financing activities attributable to continuing operations includes the repurchase of 1.1 million shares of IAC common stock, on a settlement date basis, for $85.3 million at an average price of $77.44 per share, principal payments on Dotdash Meredith Term Loan A and Dotdash Meredith Term Loan B of $30.0 million, withholding taxes paid on behalf of IAC employees, excluding Angi Inc., for stock-based awards that were net settled of $18.1 million, withholding taxes paid on behalf of Angi Inc. employees for stock-based awards that were net settled of $8.8 million and the repurchase of 1.0 million shares of Angi Inc. Class A common stock, on a settlement date basis, for $8.1 million at an average price of $7.80 per share, partially offset by proceeds from the issuance of Vivian Health preferred shares, net of fees, of $34.7 million.

2021
Adjustments to net earnings attributable to continuing operations consist primarily of an unrealized gain on the investment in MGM of $789.3 million, an unrealized increase in the estimated fair value of a warrant of $104.0 million and net gains on sales of businesses and investments in equity securities of $44.8 million, partially offset by deferred taxes of $133.4 million, provision of credit losses of $89.9 million, stock-based compensation expense of $79.5 million, depreciation of $75.0 million, amortization of intangibles of $74.8 million, non-cash lease expense (including ROU asset impairments) of $35.7 million and pension and postretirement benefit expense of $18.2 million. The decrease from changes in working capital primarily consists of an increase in accounts receivable of $154.9 million and a decrease in operating lease liabilities of $31.0 million, partially offset by an increase in accounts payable and other liabilities of $90.3 million and an increase in deferred revenue of $8.3 million. The increase in accounts receivable is due primarily to revenue growth at Angi Inc., primarily attributable to Services, and an increase at Search due primarily to revenue growth, partially offset by timing of cash receipts. The decrease in operating lease liabilities is due to cash payments on leases net of interest accretion. The increase in accounts payable and other liabilities is due primarily to increases in (i) accrued traffic acquisition costs and related payables at Search, (ii) accrued advertising and related payables at Angi Inc., (iii) accrued sales returns at Angi Inc., (iv) accrued professional fees at Dotdash Meredith, primarily related to transaction-related costs associated with the acquisition of Meredith, and (v) customer deposit liability due to the inclusion of Meredith, partially offset by a decrease in accrued compensation costs due primarily to a decrease in deferred payroll tax payments under the Coronavirus Aid, Relief, and Economic Security Act, and payments of cash bonuses. The increase in deferred revenue is due primarily to the growth in subscription sales at Care.com.
Net cash used in investing activities attributable to continuing operations includes cash used for acquisitions of $2.7 billion, principally related to the acquisitions of Meredith at Dotdash for $2.7 billion and Roofing at Angi Inc. for $25.4 million, the cash distribution related to the spin-off of Vimeo of $333.2 million, capital expenditures of $90.2 million primarily related to investments in capitalized software at Angi Inc. to support its products and services and payment of $12.7 million related to the purchase of a 50% interest in an aircraft at Corporate, and purchases of investments of $24.3 million, primarily related to Turo, partially offset by maturities of marketable debt securities of $225.0 million and net proceeds from the sale of businesses and investments of $16.5 million, primarily related to the sales of certain investments.
Net cash provided by financing activities attributable to continuing operations includes the borrowings of Dotdash Meredith Term Loans of $1.6 billion, partially offset by a prepayment of the ANGI Group Term Loan of $220.0 million, which otherwise would have matured on November 5, 2023, withholding taxes paid on behalf of IAC employees, excluding Angi Inc., for stock-based awards that were net settled of $96.0 million, withholding taxes paid on behalf of Angi Inc. employees for stock-based awards that were net settled of $61.9 million, the repurchase of 3.2 million shares of Angi Inc. Class A common stock, on a settlement date basis, for $35.4 million at an average price of $11.06 per share, the purchase of redeemable noncontrolling interests of $30.3 million, and debt issuance costs of $23.5 million, primarily related to the Dotdash Meredith Term Loans and Dotdash Meredith Revolving Facility.
2020
Adjustments to net earnings from continuing operations consist primarily of an unrealized gain on the investment in MGM of $840.6 million and deferred income taxes of $18.4 million, partially offset by goodwill impairment of $265.1 million, stock-based compensation expense of $189.0 million, amortization of intangibles of $126.8 million, including impairments of $32.2 million, provision for credit losses of $78.9 million, depreciation of $68.8 million, net losses on sales of businesses and investments in equity securities of $40.1 million, including $51.5 million of impairments of certain equity securities without readily determinable fair values, and non-cash lease expense (including ROU impairments) of $30.0 million. The decrease from changes in working capital primarily consists of an increase in accounts receivable of $128.6 million, a decrease in operating lease liabilities of $29.8 million, an increase in other assets of $23.4 million and a decrease in income taxes payable and receivable of $11.6 million, partially offset by an increase in accounts payable and other liabilities of $42.4 million and an increase in deferred revenue of $25.1 million. The increase in accounts receivable is primarily due to revenue growth at Angi Inc., Care.com, and Dotdash. The decrease in operating lease liabilities is due to cash payments on leases net of interest accretion. The increase in other assets is primarily due to increases in capitalized sales commissions at Angi Inc. and capitalized production costs of various production deals at IAC Films, partially offset by a decrease in capitalized downloadable search toolbar costs at Search. The decrease in income taxes payable and receivable is due primarily to the settlement of audits and 2020 income tax payments in excess of 2020 income tax accruals. The increase in accounts payable and other liabilities is primarily due to increases in: (i) accrued traffic acquisition costs at Search, (ii) accrued employee compensation due, in part to the deferral of payroll tax payments under the Coronavirus Aid, Relief, and Economic Security Act, partially offset by timing of payments of cash bonuses, (iii) accrued sales returns at Angi Inc., (iv) third-party accrued interest at Angi Inc. and (v) accrued advertising and related payables at Angi Inc. and Mosaic. The increase in deferred revenue is due primarily to growth in subscription sales at Care.com.

Net cash used in investing activities attributable to continuing operations includes $1.0 billion for the purchase of 59.0 million shares of MGM, cash used for acquisitions and investments of $686.4 million, which is primarily related to the Care.com acquisition, purchases (net of maturities) of marketable debt securities of $174.8 million, and capital expenditures of $60.7 million, which is primarily related to investments in capitalized software at Angi Inc. to support their products and services, and leasehold improvements, partially offset by a decrease in notes receivable—related party of $54.8 million, and proceeds from the sale of businesses and investments of $26.1 million, which are primarily related to the sales of Dictionary and Electus in 2018, a portion of the proceeds of which were held in escrow and received in 2020, and the sales of certain investments.
Net cash provided by financing activities attributable to continuing operations includes cash transfers from Old IAC to the Company pursuant to the terms of the MTCH Separation of $1.7 billion and cash merger consideration of $837.9 million paid by Old IAC in connection with the MTCH Separation, proceeds related to the sale of Old IAC Class M common stock of $1.4 billion, and proceeds from the issuance of the ANGI Group Senior Notes of $500.0 million, partially offset by withholding taxes paid on behalf of IAC employees, excluding Angi Inc., for stock-based awards that were net settled of $85.1 million, withholding taxes paid on behalf of Angi Inc. employees for stock-based awards that were net settled of $64.1 million, the repurchase of 8.5 million shares of Angi Inc. Class A common stock, on a settlement date basis, for $63.7 million at an average price of $7.47 per share, principal payments on ANGI Group Term Loan of $27.5 million, including prepayment of the $13.8 million of principal payments that were otherwise due in 2021, debt issuance costs of $6.5 million and the purchase of redeemable noncontrolling interests of $4.3 million.
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

Investment in MGM Resorts International
In 2020, the Company purchased 59.0 million shares of MGM for $1.0 billion and, in the first and third quarters of 2022, the Company purchased a total of 5.7 million additional shares for $244.3 million. Following these purchases, the Company owns 64.7 million shares, representing a 17.1% ownership interest in MGM as of December 31, 2022.
Share Repurchase Authorizations and Activity
During the year ended December 31, 2022, IAC repurchased 1.1 million shares of its common stock, on a trade date basis, at an average price of $77.44 per share, or $85.3 million in aggregate. At December 31, 2022, IAC has 6.9 million shares remaining in its share repurchase authorization.
During the year ended December 31, 2022, Angi Inc. repurchased 1.0 million shares of its Class A common stock, on a trade date basis, at an average price of $7.80 per share, or $8.1 million in aggregate. At December 31, 2022, Angi Inc. has 15.0 million shares remaining in its share repurchase authorization.
IAC and Angi Inc. may purchase their shares and debt instruments over an indefinite period of time on the open market and in privately negotiated transactions, depending on those factors management deems relevant at any particular time, including, without limitation, market conditions, price and future outlook.

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
The following table summarizes (i) the aggregate intrinsic value of IAC options, Angi Inc. options, Angi Inc. stock settled stock appreciation rights, IAC and Angi Inc. non-publicly traded subsidiary denominated stock settled stock appreciation rights and (ii) the aggregate fair value (based on stock prices as of February 10, 2023) of IAC and Angi Inc. RSUs and IAC restricted stock outstanding as of that date; assuming these awards were net settled on that date, the withholding taxes that would be paid by the Company on behalf of employees upon exercise or vesting that would be payable (assuming these equity awards are net settled with a 50% tax rate), and the shares that would have been issued are as follows:

	Aggregate intrinsic value / fair value of awards outstanding	Estimated withholding taxes payable on vested shares and shares that will vest by December 31, 2023	Estimated withholding taxes payable on shares that will vest after December 31, 2023	Estimated IAC shares to be issued
	(In thousands)
IAC
Stock settled stock appreciation rights denominated in shares of certain non-publicly traded IAC subsidiaries other than Angi Inc. subsidiaries (a)	$33,007	$12,074	$4,430	318
IAC denominated stock options (b)	105,745	52,872	—	1,018
IAC RSUs (c)	74,037	109	35,757	735
IAC restricted stock (d)	—	—	—	—
Total IAC outstanding employee stock-based awards	212,789	65,055	40,187	2,071

Angi Inc.
Angi Inc. RSUs	58,925	7,465	21,390
Angi Inc. stock appreciation rights	80	40	—	See footnote (f) below
Other Angi Inc. equity awards (a)(e)	72	36	—	See footnote (f) below
Total Angi Inc. outstanding employee stock-based awards	59,077	7,541	21,390
Total outstanding employee stock-based awards	$271,866	$72,596	$61,577
_______________
(a)    The number of shares ultimately needed to settle these awards and the cash withholding tax obligation may vary significantly as a result of the determination of the fair value of the relevant subsidiary at the time of exercise. In addition, the number of shares required to settle these awards will be impacted by movement in the stock price of IAC.
(b)    The Company has the discretion to settle these awards net of withholding tax and exercise price (which is represented in the table above) or settle on a gross basis and require the award holder to pay its share of the withholding tax, which he or she may do by selling IAC common shares. Assuming all IAC stock options outstanding on February 10, 2023 were settled on a gross basis, i.e., through the issuance of a number of IAC common shares equal to the number of stock options exercised, the Company would have issued 2.8 million common shares and would have received $39.3 million in cash proceeds.
(c)    Approximately 80% of the estimated withholding taxes payable on RSUs that will vest after December 31, 2023 is related to awards that are scheduled to cliff vest in 2025, the five-year anniversary of the grant date.
(d)    On November 5, 2020, the Company granted 3.0 million shares of IAC restricted common stock to its CEO, that cliff vest on the ten-year anniversary of the grant date based on satisfaction of IAC's stock price targets and continued employment through the vesting date. The IAC stock price is currently below the minimum price threshold to earn the award.
(e)    Includes Angi Inc. stock options and subsidiary denominated equity.

(f)    Pursuant to the employee matters agreement between IAC and Angi Inc., certain stock appreciation rights of Angi Inc. and equity awards denominated in shares of Angi Inc.'s subsidiaries may be settled in either shares of Angi Inc. common stock or IAC common stock. To the extent shares of IAC common stock are issued in settlement of these awards, Angi Inc. is obligated to reimburse IAC for the cost of those shares by issuing shares of Angi Inc. common stock.
For a detailed description of employee stock-based awards, see "Note 12—Stock-Based Compensation" in the accompanying notes to the financial statements included in "Item 8—Financial Statements and Supplementary Data."
Contractual Obligations
The Company enters into various contractual arrangements as a part of its continued operations. Material contractual obligations as of December 31, 2022 are described in the accompanying notes to the financial statements within "Item 8—Financial Statements and Supplementary Data"; these include principal and interest payments on long-term debt as described in "Note 8—Long-Term Debt," operating leases as described in "Note 7—Leases," and pension and postretirement benefits as described in "Note 13—Pension and Postretirement Benefit Plans."
The Company has material purchase obligations, which represent legally binding agreements to purchase goods and services that specify all significant terms. Future payments under these agreements at December 31, 2022 are as follows:

	Amount of Commitment Expiration Per Period
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total Amounts Committed
	(In thousands)
Purchase obligations	$114,607	$72,205	$113	$—	$186,925
Purchase obligations include future payments of (i) $85.0 million related to a three-year cloud computing arrangement, with payments of $42.0 million expected to be made within the next twelve months and the remaining payments of approximately $43.0 million expected to be made by September 2024, (ii) $49.0 million related to advertising that will primarily run in 2023, (iii) $11.0 million related to office productivity and email tools, and (iv) $5.2 million related to research tools.
Capital Expenditures
The Company anticipates that it will need to make capital expenditures in connection with the development and expansion of its operations. The Company's 2023 capital expenditures are expected to be lower than 2022 capital expenditures of $139.8 million by approximately 45% to 50% due, in part, to lower capital expenditures related to the development of capitalized software at Angi Inc. and Care.com.
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
Liquidity Assessment
On a consolidated basis, the Company generated negative cash flows from operating activities attributable to continuing operations of $82.8 million for the year ended December 31, 2022; excluding the negative cash flows from operating activities of $104.8 million generated by Dotdash Meredith and the positive cash flows from operating activities of $27.1 million generated by Angi Inc., the Company generated negative cash flows from operating activities of $5.0 million.

At December 31, 2022, the Company's consolidated cash, cash equivalents and marketable securities, excluding MGM, were $1.7 billion, of which $321.2 million and $123.9 million was held by Angi Inc. and Dotdash Meredith, respectively. The Company's consolidated debt includes approximately $1.6 billion, which is a liability of Dotdash Meredith, and $500.0 million, which is a liability of ANGI Group, a subsidiary of Angi Inc. The Dotdash Meredith Credit Agreement contains covenants that would limit Dotdash Meredith’s ability to pay dividends, incur incremental secured indebtedness, or make distributions or certain investments in the event a default has occurred or if Dotdash Meredith’s Consolidated Net Leverage Ratio, as defined in the Dotdash Meredith Credit Agreement, exceeds 4.0 to 1.0; this ratio was exceeded for the test period ended December 31, 2022. The Dotdash Meredith Credit Agreement also permits the Company to contribute, and the Company may contribute, cash to Dotdash Meredith to provide additional liquidity, including to ensure that Dotdash Meredith does not exceed certain Consolidated Net Leverage Ratios for any test period, as further defined in the Dotdash Meredith Credit Agreement. In connection with the capital contributions, Dotdash Meredith may make distributions to IAC in amounts not more than any such capital contributions, provided that no default has occurred and is continuing. Such capital contributions and subsequent distributions, if made, would impact the Consolidated Net Leverage Ratios of Dotdash Meredith. Angi Inc. is an independent public company with its own public shareholders and board of directors and has no obligation to provide the Company with funds. As a result, the Company cannot freely access the cash of Angi Inc. and its subsidiaries.
The Company's liquidity could be negatively affected by a decrease in demand for its products and services due to economic or other factors, including COVID-19.
The Company believes Angi Inc.'s and Dotdash Meredith's existing cash, cash equivalents and expected positive cash flows from operations and the Company's existing cash and cash equivalents, excluding Angi Inc. and Dotdash Meredith, will be sufficient to fund their respective normal operating requirements, including capital expenditures, debt service, the payment of withholding taxes paid on behalf of employees for net-settled stock-based awards, and investing and other commitments for the next twelve months. The Company may need to raise additional capital through future debt or equity financing to make acquisitions and investments. Additional financing may not be available on terms favorable to the Company, or at all, and may also be impacted by any disruptions in the financial markets. The indebtedness at Dotdash Meredith and Angi Inc. could further limit the Company's ability to raise additional financing.

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
Business Combinations and Contingent Consideration Arrangements
Acquisitions, which are generally referred to in GAAP as business combinations, are an important part of the Company's growth strategy. The Company invested $2.7 billion and $685.2 million in acquisitions in the years ended December 31, 2021 and 2020, respectively. There were no acquisitions made in the year ended December 31, 2022. The purchase price of each acquisition is attributed to the assets acquired and liabilities assumed based on their fair values at the date of acquisition, including identifiable intangible assets that either arise from a contractual or legal right or are separable from goodwill.
Management makes two critical determinations at the time of an acquisition: (1) the reporting unit(s) that will benefit from the acquisition and to which goodwill will be assigned and (2) the allocation of the purchase price of the acquired business to the assets acquired and the liabilities assumed based upon their fair values. The reporting unit determination is important beyond the initial allocation of purchase price because future impairment assessments of goodwill, as described below, are performed at the reporting unit level. Historically, when the Company’s acquisitions have been complementary to existing reporting units the goodwill is allocated to an existing reporting unit. Acquisitions within the Emerging & Other reportable segment, such as Care.com in 2020, usually result in the creation of a new reporting unit because it is a standalone business with unique product offerings, management or target markets, for example. The acquisition of Meredith closed on December 1, 2021 and the allocation of purchase price to the assets acquired and liabilities assumed, the determination of the reporting units and the allocation of goodwill to the reporting units were finalized during the fourth quarter of 2022. See "Note 3—Business Combinations" in the accompanying notes to the financial statements included in "Item 8—Financial Statements and Supplementary Data" for a description of the accounting for this business combination.
The allocation of purchase price to the assets acquired and liabilities assumed is based upon their fair values and is complex because of the judgments involved in determining these values. The determination of purchase price and the fair value of monetary assets acquired and liabilities assumed is typically the least complex aspect of the Company’s accounting for business combinations due to management’s experience and/or the inherently lower level of judgment required. Due to the higher degree of complexity associated with the valuation of acquired intangible assets, the Company usually obtains the assistance of outside valuation experts in the allocation of purchase price to the identifiable intangible assets acquired, which can be both definite-lived, such as advertiser, licensee and subscriber relationships, certain acquired trade names and trademarks, digital content and acquired technology, or indefinite lived, such as certain acquired trade names and trademarks. While outside valuation experts may be used, management has the ultimate responsibility for the valuation methods, models and inputs used and the resulting purchase price allocation. The excess purchase price over the value of net tangible and identifiable intangible assets acquired is recorded as goodwill and is assigned to the reporting unit(s) expected to benefit from the business combination as of the acquisition date.

In connection with certain business combinations, the Company has entered into contingent consideration arrangements that are determined to be part of the purchase price. The premise underlying the accounting for contingent consideration arrangements is that there are divergent views as to the acquired company’s valuation between the Company and the selling shareholders of the acquiree. Therefore, a model is developed with future payments of a portion of the purchase price linked to one or more financial (e.g., revenue and/or profit performance) and/or operating (e.g., number of subscribers) metrics that may be achieved over a specified time frame in the future based upon the performance of the business. In keeping with the accounting guidance for business combinations, each of these arrangements is initially recorded at its fair value at the time of the acquisition and the fair value is included in the aggregate purchase price. The Company determines the fair value of the contingent consideration arrangements by using probability-weighted analyses to determine the amounts of the gross liability, and, if the arrangement is long-term in nature, applying a discount rate that appropriately captures the risk associated with the obligation to determine the net amount reflected in the financial statements. The number of scenarios used is typically greater for longer-term arrangements. The contingent consideration arrangements are reassessed and reflected at current fair values for each subsequent reporting period thereafter until settled. The changes in the remeasured fair value of the contingent consideration arrangements during each reporting period, including the accretion of the discount, if applicable, are recognized in "General and administrative expense" in the statement of operations. Significant changes in the specified forecasted financial or operating metrics can result in a significantly higher or lower fair value measurement, which can result in volatility of general and administrative expense as the resulting remeasurement gains and losses are recorded.
Recoverability of Goodwill and Indefinite-Lived Intangible Assets
The carrying value of goodwill is $3.0 billion and $3.2 billion at December 31, 2022 and 2021, respectively. Indefinite-lived intangible assets, which consist of the Company's acquired trade names and trademarks, have a carrying value of $631.1 million and $679.1 million at December 31, 2022 and 2021, respectively.
Goodwill and indefinite-lived intangible assets are assessed annually for impairment as of October 1 or more frequently if an event occurs or circumstances change that would indicate that it is more likely than not that the fair value of a reporting unit or the fair value of an indefinite-lived intangible asset has declined below its carrying value. In performing its annual goodwill impairment assessment, the Company has the option under GAAP to qualitatively assess whether it is more likely than not that the fair value of a reporting unit is less than its carrying value; if the conclusion of the qualitative assessment is that there are no indicators of impairment, the Company does not perform a quantitative test, which would require a valuation of the reporting unit, as of October 1. GAAP provides a not all-inclusive set of examples of macroeconomic, industry, market and company specific factors for entities to consider in performing the qualitative assessment described above; management considers the factors it deems relevant in making its more-likely-than-not assessments. While the Company also has the option under GAAP to qualitatively assess whether it is more likely than not that the fair values of its indefinite-lived intangible assets are less than their carrying values, the Company's policy is to determine the fair value of each of its indefinite-lived intangible assets annually as of October 1, in part, because the level of effort required to perform the quantitative and qualitative assessments is essentially equivalent.
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
The Company’s annual assessment of the recovery of goodwill begins with management’s reassessment of its operating segments and reporting units. A reporting unit is an operating segment or one level below an operating segment, which is referred to as a component. This reassessment of reporting units is also made each time the Company changes its operating segments to the extent that this also results in a change in reporting units. If the goodwill of a reporting unit is allocated to newly formed reporting units, the allocation is usually made to each reporting unit based upon their relative fair values.
In the fourth quarter of 2022, the Angi Inc. segment presentation was changed to reflect its four new operating segments, which now include (i) Ads and Leads, (ii) Services, (iii) Roofing and (iv) International (includes Europe and Canada). Goodwill was allocated to reflect the new segment presentation. The allocation of goodwill to Roofing and Canada reflects their respective historical carrying values because of the lack of operational integration with Angi North America; the allocation of the remaining goodwill to Ads and Leads and Services was based upon their relative fair values as of October 1, 2022.
As required, a quantitative assessment was performed and the goodwill of Angi Inc. reporting units was tested before and after the change in reporting units; this test resulted in an impairment of $26.0 million due to Roofing exiting certain markets and a projected reduction in future profits from the business which reduced its fair value.

For the Company's annual goodwill test at October 1, 2022, a qualitative assessment of the Dotdash Meredith Digital, Care.com and Vivian Health reporting units' goodwill was performed because the Company concluded it was more likely than not that the fair value of these reporting units was in excess of their respective carrying values. The Company prepared valuations of the Digital and Print reporting units within the Dotdash Meredith reportable segment (the Print reporting unit has no goodwill), the Care.com and the Vivian Health reporting units, which are primarily used in connection with the issuance and/or settlement of equity awards that are denominated in the equity of these businesses during the year ended December 31, 2022. The valuations were prepared time proximate to, however, not as of, October 1, 2022. The fair value of each of these businesses in these valuations was in excess of its October 1, 2022 carrying value.
The Company's Dotdash Meredith Print, Ask Media Group, Desktop, The Daily Beast, IAC Films and Newco reporting units have no goodwill as of October 1, 2022. On November 9, 2022, the Company completed the sale of Bluecrew at a value in excess of its carrying amount.
In the second quarter of 2022, the Company reassessed the fair value of the Mosaic Group reporting unit (included in the Emerging & Other segment) and recorded an impairment of $86.7 million as a result of the projected reduction in future revenue and profits from the business and lower trading multiples of a selected peer group of companies. The Company prepared a quantitative assessment as of October 1, 2022; this test resulted in no additional impairment as its carrying value approximates its fair value. Any subsequent declines in the fair value of Mosaic Group will result in additional goodwill impairment charges to the extent the carrying value exceeds the fair value.
The aggregate carrying value of goodwill for which the most recent estimate of the excess of fair value over carrying value is less than 20% is the $153.6 million of goodwill at Mosaic Group.
The fair value of the Company's reporting units is determined using both an income approach based on discounted cash flows ("DCF") and a market approach when it tests goodwill for impairment, either on an interim basis or annual basis as of October 1 each year. The Company uses the same approach in determining the fair value of its businesses in connection with its non-public subsidiary denominated stock-based compensation plans, which can be a significant factor in the decision to apply the qualitative assessment rather than a quantitative test. Determining fair value using a DCF analysis requires the exercise of significant judgment with respect to several items, including the amount and timing of expected future cash flows and appropriate discount rates. The expected cash flows used in the DCF analyses are based on the Company's most recent forecast and budget and, for years beyond the budget, the Company's estimates, which are based, in part, on forecasted growth rates. The discount rates used in the DCF analyses are intended to reflect the risks inherent in the expected future cash flows of the respective reporting units. Assumptions used in the DCF analyses, including the discount rate, are assessed based on each reporting unit's current results and forecasted future performance, as well as macroeconomic and industry specific factors. The discount rates used in the quantitative test for determining the fair value of the Company's Mosaic Group reporting unit were 16.0% and 15.0% in 2022 and 2021, respectively. The discount rates used in the quantitative test for determining the fair value of the Ads and Leads, Services, Roofing, and International reporting units in 2022 were 12.0%, 15.0%, 16.0%, and 18.5%, respectively. Determining fair value using a market approach considers multiples of financial metrics based on both acquisitions and trading multiples of a selected peer group of companies. From the comparable companies, a representative market multiple is determined, which is applied to financial metrics to estimate the fair value of a reporting unit. To determine a peer group of companies for our respective reporting units, we considered companies relevant in terms of consumer use, monetization model, margin and growth characteristics, and brand strength operating in their respective sectors.
The Company determines the fair value of indefinite-lived intangible assets using an avoided royalty DCF valuation analysis. Significant judgments inherent in this analysis include the selection of appropriate royalty and discount rates and estimating the amount and timing of expected future cash flows. The discount rates used in the DCF analyses are intended to reflect the risks inherent in the expected future cash flows generated by the respective intangible assets. The royalty rates used in the DCF analyses are based upon an estimate of the royalty rates that a market participant would pay to license the Company's trade names and trademarks. The future cash flows are based on the Company's most recent forecast and budget and, for years beyond the budget, the Company's estimates, which are based, in part, on forecasted growth rates. Assumptions used in the avoided royalty DCF analyses, including the discount rate and royalty rate, are assessed annually based on the actual and projected cash flows related to the asset, as well as macroeconomic and industry specific factors. The discount rates used in the Company's annual indefinite-lived impairment assessment ranged from 12.0% to 18.5% in 2022 and 10.0% to 40.0% in 2021, and the royalty rates used ranged from 1.0% to 8.0% in 2022 and 1.0% to 5.0% in 2021.
If the carrying value of an indefinite-lived intangible asset exceeds its estimated fair value, an impairment equal to the excess is recorded. There is one indefinite-lived intangible asset at Dotdash Meredith Digital with a value of approximately $126.0 million for which the excess of fair value over carrying value is less than 20%.
The October 1, 2022 annual assessment of goodwill and indefinite-lived intangible assets did not identify any further impairments.

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
The October 1, 2020 annual assessment of goodwill and indefinite-lived intangible assets did not identify any further impairments.
Impairment charges recorded on indefinite-lived intangibles are included in "Amortization of intangibles" in the accompanying statement of operations.
Recoverability and Estimated Useful Lives of Long-Lived Assets
We review the carrying value of all long-lived assets, comprising ROU assets, capitalized software, equipment, leasehold improvements and buildings, and definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The carrying value of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying value is deemed not to be recoverable, an impairment loss is recorded equal to the amount by which the carrying value of the long-lived asset exceeds its fair value. In addition, the Company reviews the useful lives of its long-lived assets whenever events or changes in circumstances indicate that these lives may be changed. The carrying value of these long-lived assets is $1.5 billion and $1.8 billion at December 31, 2022 and 2021, respectively.
Income Taxes
The Company accounts for income taxes under the liability method, and deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying values of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided if it is determined that it is more likely than not that the deferred tax asset will not be realized. At December 31, 2022 and 2021, the balance of the Company's net deferred tax liability is $74.7 million and $383.2 million, respectively.
The Company evaluates and accounts for uncertain tax positions using a two-step approach. Recognition (step one) occurs when the Company concludes that a tax position, based solely on its technical merits, is more likely than not to be sustainable upon examination. Measurement (step two) determines the amount of benefit that is greater than 50% likely to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. De-recognition of a tax position that was previously recognized would occur when the Company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. This measurement step is inherently difficult and requires subjective estimations of such amounts to determine the probability of various possible outcomes. At December 31, 2022 and 2021, the Company has unrecognized tax benefits, including interest and penalties, of $16.6 million and $18.0 million, respectively. We consider many factors when evaluating and estimating our tax positions and unrecognized tax benefits, which may require periodic adjustment and which may not accurately anticipate actual outcomes. Although management currently believes changes to unrecognized tax benefits from period to period and differences between amounts paid, if any, upon resolution of issues raised in audits and amounts previously provided will not have a material impact on the liquidity, results of operations, or financial condition of the Company, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future.
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
In addition, acquisitions are an important part of the Company's growth strategy. These transactions may result in the modification of equity awards, which creates additional complexity and additional stock-based compensation expense. For example, the Combination, which is defined below, resulted in the conversion of previously issued Home Advisor and Angie’s List awards into Angi Inc. awards, and the recognition of additional stock-based compensation expense. In addition, our spin-offs and internal reorganizations can also lead to modifications of equity awards and result in additional complexity and stock-based compensation expense. For example, the MTCH Separation resulted in the conversion of Old IAC denominated stock options into stock options to purchase IAC common stock and stock options to purchase New Match common stock in a manner that preserved the spread value of the stock options immediately before and immediately after the adjustment, and the recognition of additional stock-based compensation expense.
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
The stock-based compensation expense reflected in our statement of operations includes expense related to equity awards issued by certain of our subsidiaries (including awards assumed in acquisitions, including the transaction resulting in the formation of Angi Inc. in 2017, referred to as the "Combination") and, for periods prior to the MTCH Separation, an allocation of expense from Old IAC related to awards issued to the Company's employees that were granted under various Old IAC stock and annual incentive plans. New awards granted to the Company's Corporate employees and the employees of Angi Inc. have been restricted stock units ("RSUs"), performance-based RSUs, market-based RSUs and restricted stock since April 2018 and January 2018, respectively. For RSUs, the value of the instrument is measured at the grant date as the fair value of the underlying common stock and expensed as stock-based compensation expense over the vesting term. For performance-based RSUs, the value of the instrument is measured at the grant date as the fair value of the underlying common stock and expensed as stock-based compensation over the vesting term when the performance targets are considered probable of being achieved. For market-based RSUs, a lattice model is used to estimate the value of the awards. For IAC restricted stock, a lattice model was used to estimate the fair value of the award which is based on the satisfaction of IAC's stock price targets.
The principal form of equity awards to the employees and management of its non-publicly traded subsidiaries is stock settled stock appreciation rights that are denominated in the equity of the relevant subsidiary of the Company or Angi Inc., in the case of its International business, which are settleable in shares of the Company or Angi Inc. as applicable. The value of the stock settled stock appreciation rights is tied to the value of the common stock of these subsidiaries. Accordingly, these interests only have value to the extent the relevant business appreciates in value above the initial value utilized to determine the exercise price and these interests can have substantial value in the event of significant appreciation. The grant date value of these stock settled stock appreciation rights is measured at grant date, using a Black-Scholes option pricing model and, for those with a market condition, a lattice model, at fair value and is expensed over the vesting term.
The Company estimates the fair value of stock options upon issuance or modification (including those modified in connection with the MTCH Separation, the Spin-off and the Combination) using a Black-Scholes option pricing model and, for those with a market condition, a lattice model. No new stock options were issued by the Company in the years ended December 31, 2022, 2021 and 2020, respectively.

Investments in Equity Securities
The Company invests in equity securities as part of its investment strategy. Our equity securities, other than those of our consolidated subsidiaries and those accounted for under the equity method, are accounted for at fair value or under the measurement alternative of Financial Accounting Standards Board Accounting Standards Update No. 2016-01, Recognition and Measurement of Financial Assets and Liabilities, with any changes to fair value recognized in "Other (expense) income, net" in the statement of operations each reporting period. Under the measurement alternative, equity investments without readily determinable fair values are carried at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar securities of the same issuer; fair value is generally determined based on a market approach as of the transaction date. A security will be considered identical or similar if it has identical or similar rights to the equity securities held by the Company. The Company reviews its investments in equity securities without readily determinable fair values for impairment each reporting period when there are qualitative factors or events that indicate possible impairment. Factors we consider in making this determination include negative changes in industry and market conditions, financial performance, business prospects, and other relevant events and factors. When indicators of impairment exist, the Company prepares quantitative assessments of the fair value of our investments in equity securities, which require judgment and the use of estimates. When our assessment indicates that the fair value of the investment is below its carrying value, the Company writes down the investment to its fair value and records the corresponding charge in "Other (expense) income, net" in the statement of operations.

The carrying value of the Company’s equity securities without readily determinable fair values is $323.5 million and $324.6 million at December 31, 2022 and 2021, respectively, which is included in "Long-term investments" in the balance sheet. As described in the "COVID-19 Update" section, in the quarter ended March 31, 2020 the Company recognized unrealized impairments or downward adjustments of $51.5 million related to certain equity securities without readily determinable fair values.
At December 31, 2022, the Company has two investments in marketable equity securities, other than the investment in MGM Resorts International ("MGM"). The Company had one investment in a marketable equity security at December 31, 2021. These marketable equity securities are carried at fair value following the investees’ initial public offerings ("IPO"). Prior to the IPOs, these investments were accounted for as equity securities without readily determinable fair values. The Company recorded net unrealized pre-tax losses of $20.3 million for these investments during the year ended December 31, 2022 and an unrealized pre-tax gain of $18.8 million for the year ended December 31, 2021 for the investment that went public in the third quarter of 2021. The Company sold its shares in another marketable equity security in the third quarter of 2021 and recorded a realized gain of $7.2 million on the sale. The unrealized and realized pre-tax losses and gains related to these investments are included in "Other (expense) income, net" in the statement of operations.
In 2020, the Company purchased 59.0 million shares of MGM for $1.0 billion and, in the first and third quarters of 2022, the Company purchased additional shares totaling 5.7 million for $244.3 million. Following these purchases, the Company owns 64.7 million shares, representing a 17.1% ownership interest in MGM as of December 31, 2022. The fair value of the investment in MGM is remeasured each reporting period based upon MGM's closing stock price on the New York Stock Exchange on that last trading day in the reporting period and any unrealized gains or losses are included in the statement of operations. For the years ended December 31, 2022, 2021 and 2020, the Company recorded an unrealized pre-tax loss of $723.5 million and unrealized pre-tax gains of $789.3 million and $840.5 million, respectively, on its investment in MGM. The cumulative unrealized net pre-tax gain through December 31, 2022 is $906.3 million. At December 31, 2022 and 2021, the carrying value of the Company's investment in MGM, which includes the cumulative unrealized pre-tax gains, was $2.2 billion and $2.6 billion, respectively.
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements, see "Note 2—Summary of Significant Accounting Policies" in the accompanying notes to the financial statements included in "Item 8—Financial Statements and Supplementary Data."

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Equity Price Risk
During 2020, the Company purchased 59.0 million shares of MGM for $1.0 billion and, in the first and third quarters of 2022, the Company purchased a total of 5.7 million additional shares for $244.3 million.
For the years ended December 31, 2022, 2021 and 2020, the Company recorded an unrealized pre-tax loss of $723.5 million and unrealized pre-tax gains of $789.3 million and $840.5 million, respectively, on its investment in MGM.
The cumulative unrealized net pre-tax gain through December 31, 2022 is $906.3 million. At December 31, 2022 and 2021, the carrying value of the Company's investment in MGM, which includes the cumulative unrealized pre-tax gains, was $2.2 billion and $2.6 billion, or approximately 21% and 22% of the Company’s consolidated total assets, respectively. A $2.00 increase or decrease in the share price of MGM would result in an unrealized gain or loss, respectively, of $129.4 million. At February 10, 2023, the carrying value of the Company's investment in MGM was $2.8 billion. The Company’s results of operations and financial condition have in the past been and may in the future be materially impacted by increases or decreases in the price of MGM common shares, which are traded on the New York Stock Exchange.
Interest Rate Risk
At December 31, 2022, the principal amount of the Company's outstanding debt totals $2.1 billion, of which $1.6 billion is the Dotdash Meredith Term Loans, which bear interest at a variable rate, and $500.0 million is the ANGI Group Senior Notes, which bear interest at a fixed rate.

During the year ended December 31, 2022, Adjusted Term SOFR for the Dotdash Meredith Term Loans increased an average of nearly 360 basis points relative to December 31, 2021. As a result of the increase in Adjusted Term SOFR during the year ended December 31, 2022, the interest expense on Dotdash Meredith Term Loans was $21.7 million higher as compared to what interest expense would have been if the Adjusted Term SOFR been unchanged during 2022. This impact was more limited than it might have been because the Adjusted Term SOFR was below the minimum of 0.50% for the Dotdash Meredith Term Loan B through May 2, 2022. At December 31, 2022, the outstanding balance of $1.2 billion related to the Dotdash Meredith Term Loan B bore interest at Adjusted SOFR, subject to a minimum of 0.50%, plus 4.00%, or 8.22%, and the outstanding balance of $332.5 million related to the Dotdash Meredith Term Loan A bore interest at Adjusted Term SOFR plus 2.25%, or 5.91%. If Adjusted Term SOFR were to increase or decrease by 100 basis points, the annual interest expense on the Dotdash Meredith Term Loans would, respectively, increase or decrease by $15.8 million.

If market rates decline relative to interest rates on the ANGI Group Senior Notes, the Company runs the risk that the related required interest payments will exceed those based on market rates. A 100-basis point increase or decrease in the level of interest rates would, respectively, decrease or increase the fair value of the fixed-rate debt by $23.3 million. Such potential increase or decrease in fair value is based on certain simplifying assumptions, including an immediate increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period, nor changes in the credit profile.
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
In addition, certain of the Company’s U.S. operations have customers in international markets. International revenue, including revenue of our operations located outside the U.S., which is measured based upon where the customer is located, accounted for 8%, 14% and 16% for the years ended December 31, 2022, 2021 and 2020, respectively.
The Company is also exposed to foreign currency transaction gains and losses to the extent it or its subsidiaries conduct transactions in and/or have assets and/or liabilities that are denominated in a currency other than the entity's functional currency. For the years ended December 31, 2022, 2021 and 2020, the Company recorded foreign exchange losses of $8.5 million and $13.6 million and gains of $0.7 million, respectively.
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

Item 8.    Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of IAC Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of IAC Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated and combined statements of operations, comprehensive operations, shareholders’ and parent’s equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated and combined financial statements”). In our opinion, the consolidated and combined financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2023 expressed an unqualified opinion thereon.

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

Acquisition of Meredith Holdings Corporation

Description of the Matter
As described in Note 3 to the consolidated and combined financial statements, on December 1, 2021 the Company completed the acquisition of Meredith Holdings Corporation (“Meredith”) in an all-cash transaction for approximately $2.7 billion. As disclosed in Note 2 to the consolidated and combined financial statements, the purchase price of the acquisition is attributed to the assets acquired and liabilities assumed based on their fair values at the date of acquisition, including identifiable intangible assets that either arise from a contractual or legal right or are separable from goodwill. The Company completed the purchase accounting for the Meredith acquisition in the current period, which resulted in the recognition of material measurement period adjustments.

Auditing management’s assessment of the appropriateness of measurement period adjustments for the Meredith acquisition was challenging given the inherent judgements and estimates involved. Auditing the finalization of the allocation of purchase price required complex auditor judgment due to the significant measurement uncertainty in determining the fair value of assets acquired and liabilities assumed.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s controls over its accounting for the business combination. For example, we tested controls over the Company’s process to identify measurement period adjustments to the assets acquired and liabilities assumed, including the estimated fair value of the acquired intangible assets.

Our audit procedures included, among others, validating that the adjustments recorded to the closing balance sheet were appropriately identified, recognized, and measured in accordance with ASC 805. For example, we assessed the valuation methodologies and significant assumptions used by management related to the identified intangible assets, including performing sensitivity analyses of significant assumptions to evaluate the change in the fair value of the asset resulting from changes in assumption. We involved internal valuation specialists to assist in evaluating the methodologies used and significant assumptions applied in developing the fair value estimates, including those relating to intangible assets.

Quantitative Impairment Assessment for Mosaic Goodwill and Meredith's Indefinite Lived Intangible Assets

Description of the Matter
As of December 31, 2022, the Company’s goodwill and indefinite-lived intangible asset balances were $3.0 billion and $631.1 million, respectively. As disclosed in Note 2 to the consolidated and combined financial statements, goodwill and indefinite-lived intangible assets are assessed annually for impairment using either a qualitative or quantitative approach as of October 1, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit or an indefinite-lived intangible asset below its carrying value.

Auditing management’s quantitative impairment test for goodwill and indefinite-lived intangible assets was challenging given the inherent judgements and estimates involved. Management’s quantitative impairment tests were complex and judgmental due to the measurement uncertainty in estimating the fair value of the reporting unit for goodwill and the fair value of indefinite-lived intangible assets. Specifically, the fair value estimate of the Company’s Mosaic reporting unit was sensitive to assumptions such as the discount rate, revenue growth rates and the projected cash flow terminal growth rate. The fair value estimates for Meredith’s indefinite-lived intangible assets were sensitive to assumptions such as discount rates, revenue growth rates, royalty rates and projected cash flow terminal growth rates. These assumptions are affected by factors such as expected future industry or economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s controls over its goodwill and indefinite-lived intangible assets impairment review process. For example, we tested controls over management’s review of the significant assumptions used to estimate the fair values of the reporting unit for goodwill and the indefinite-lived intangible assets, including projected financial information.

To test the estimated fair value of the Mosaic reporting unit and Meredith’s indefinite-lived intangible assets, our audit procedures included, among others, assessing the methodologies and testing the significant assumptions and underlying data used by the Company. We evaluated the Company’s underlying forecast and budget information by comparing the significant assumptions to current industry and economic trends, changes in the Company’s business model and assessed the historical accuracy of management’s estimates. For example, we evaluated management’s forecasted revenue to identify, understand and evaluate changes as compared to historical results. We performed sensitivity analyses of significant assumptions to evaluate the change in the estimated fair value of the Mosaic reporting unit for goodwill and Meredith’s indefinite-lived intangible assets resulting from changes in the assumptions. In addition, we involved an internal valuation specialist to assist in evaluating the methodologies and significant assumptions applied in developing the fair value estimates.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2019.
New York, New York
March 1, 2023

IAC INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	December 31,
	2022	2021
	(In thousands, except par value amounts)
ASSETS
Cash and cash equivalents	$1,417,390	$2,118,730
Marketable securities	239,373	19,788
Accounts receivable, net	607,809	695,513
Other current assets	296,563	242,188
Total current assets	2,561,135	3,076,219

Capitalized software, equipment, leasehold improvements, buildings and land, net	510,614	570,525
Goodwill	3,030,168	3,226,610
Intangible assets, net of accumulated amortization	1,170,041	1,414,892
Investment in MGM Resorts International	2,170,182	2,649,442
Long-term investments	325,721	327,838
Other non-current assets	625,774	1,037,067
TOTAL ASSETS	$10,393,635	$12,302,593

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Current portion of long-term debt	$30,000	$30,000
Accounts payable, trade	133,105	203,173
Deferred revenue	157,124	165,451
Accrued expenses and other current liabilities	759,759	982,879
Total current liabilities	1,079,988	1,381,503

Long-term debt, net	2,019,760	2,046,237
Deferred income taxes	76,276	385,890
Other long-term liabilities	617,842	721,262

Redeemable noncontrolling interests	27,235	18,741

Commitments and contingencies

SHAREHOLDERS' EQUITY:
Common Stock, $0.0001 par value; authorized 1,600,000 shares; 84,184 and 83,922 shares issued and 83,083 and 83,922 shares outstanding at December 31, 2022 and 2021, respectively	8	8
Class B common stock, $0.0001 par value; authorized 400,000 shares; 5,789 shares issued and outstanding at December 31, 2022 and 2021, respectively	1	1
Additional paid-in capital	6,295,080	6,265,669
(Accumulated deficit) retained earnings	(265,019)	905,151
Accumulated other comprehensive (loss) income	(13,133)	4,397
Treasury stock, 1,101 shares at December 31, 2022	(85,323)	—
Total IAC shareholders' equity	5,931,614	7,175,226
Noncontrolling interests	640,920	573,734
Total shareholders' equity	6,572,534	7,748,960
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$10,393,635	$12,302,593
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC INC. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENT OF OPERATIONS

	Years Ended December 31,
	2022	2021	2020
	(In thousands, except per share data)
Revenue	$5,235,280	$3,699,627	$2,764,536
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	1,922,697	1,296,282	745,365
Selling and marketing expense	1,925,750	1,362,300	1,165,456
General and administrative expense	977,274	797,448	745,235
Product development expense	332,873	230,810	185,335
Depreciation	130,986	75,015	68,823
Amortization of intangibles	307,718	74,839	126,839
Goodwill impairment	112,753	—	265,146
Total operating costs and expenses	5,710,051	3,836,694	3,302,199
Operating loss	(474,771)	(137,067)	(537,663)
Interest expense	(110,165)	(34,264)	(16,166)
Unrealized (loss) gain on investment in MGM Resorts International	(723,515)	789,283	840,550
Other (expense) income, net	(217,785)	111,854	(42,561)
(Loss) earnings from continuing operations before income taxes	(1,526,236)	729,806	244,160
Income tax benefit (provision)	331,087	(138,990)	45,707
Net (loss) earnings from continuing operations	(1,195,149)	590,816	289,867
Earnings (loss) from discontinued operations, net of taxes	2,694	(1,831)	(21,281)
Net (loss) earnings	(1,192,455)	588,985	268,586
Net loss attributable to noncontrolling interests	22,285	8,562	1,140
Net (loss) earnings attributable to IAC shareholders	$(1,170,170)	$597,547	$269,726

Per share information from continuing operations:
Basic (loss) earnings per share	$(13.58)	$6.72	$3.40
Diluted (loss) earnings per share	$(13.58)	$6.33	$3.20

Per share information attributable to IAC Common Stock and Class B common stock shareholders:
Basic (loss) earnings per share	$(13.55)	$6.70	$3.16
Diluted (loss) earnings per share	$(13.55)	$6.31	$2.97

Stock-based compensation expense by function:
Cost of revenue	$47	$57	$118
Selling and marketing expense	8,293	5,009	5,265
General and administrative expense	99,993	67,664	177,451
Product development expense	15,143	6,757	6,161
Total stock-based compensation expense	$123,476	$79,487	$188,995
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC INC. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENT OF COMPREHENSIVE OPERATIONS

	Years Ended December 31,
	2022	2021	2020
	(In thousands)
Net (loss) earnings	$(1,192,455)	$588,985	$268,586
Other comprehensive (loss) income, net of income taxes:
Change in foreign currency translation adjustment	(18,829)	10,466	7,810
Change in unrealized gains and losses on available-for-sale marketable debt securities	53	(2)	2
Total other comprehensive (loss) income, net of income taxes	(18,776)	10,464	7,812
Comprehensive (loss) income, net of income taxes	(1,211,231)	599,449	276,398
Components of comprehensive loss (income) attributable to noncontrolling interests:
Net loss attributable to noncontrolling interests	22,285	8,562	1,140
Change in foreign currency translation adjustment attributable to noncontrolling interests	1,235	93	(1,718)
Comprehensive loss (income) attributable to noncontrolling interests	23,520	8,655	(578)
Comprehensive (loss) income attributable to IAC shareholders	$(1,187,711)	$608,104	$275,820

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Year Ended December 31, 2022

	Redeemable Noncontrolling Interests	Common Stock, $0.0001 par value		Class B Common Stock, $0.0001 par value		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total IAC Shareholders' Equity	Noncontrolling Interests	Total Shareholders' Equity
		$	Shares	$	Shares
		(In thousands)
Balance at December 31, 2021	$18,741	$8	83,922	$1	5,789	$6,265,669	$905,151	$4,397	$—	$7,175,226	$573,734	$7,748,960
Net loss	(2,130)	—	—	—	—	—	(1,170,170)	—	—	(1,170,170)	(20,155)	(1,190,325)
Other comprehensive loss	—	—	—	—	—	—	—	(17,541)	—	(17,541)	(1,235)	(18,776)
Stock-based compensation expense	—	—	—	—	—	70,808	—	—	—	70,808	55,891	126,699
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	—	262	—	—	(16,905)	—	—	—	(16,905)	—	(16,905)
Issuance of Angi Inc. common stock pursuant to stock-based awards, net of withholding taxes	—	—	—	—	—	(12,276)	—	11	—	(12,265)	3,638	(8,627)
Purchase of IAC treasury stock	—	—	—	—	—	—	—	—	(85,323)	(85,323)	—	(85,323)
Purchase of Angi Inc. treasury stock	—	—	—	—	—	(8,144)	—	—	—	(8,144)	—	(8,144)
Distribution to and purchase of noncontrolling interests	(1,179)	—	—	—	—	—	—	—	—	—	—	—
Adjustment of noncontrolling interests to fair value	24,229	—	—	—	—	(24,229)	—	—	—	(24,229)	—	(24,229)
Issuance of Vivian Health preferred shares, net of fees, and the reclassification and creation of noncontrolling interest and subsequent adjustment to liquidation value	(11,782)	—	—	—	—	17,818	—	—	—	17,818	36,882	54,700
Adjustment to noncontrolling interests resulting from the reorganization of a foreign subsidiary	—	—	—	—	—	7,580	—	—	—	7,580	(7,835)	(255)
Other	(644)	—	—	—	—	(5,241)	—	—	—	(5,241)	—	(5,241)
Balance at December 31, 2022	$27,235	$8	84,184	$1	5,789	$6,295,080	$(265,019)	$(13,133)	$(85,323)	$5,931,614	$640,920	$6,572,534

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' AND COMBINED STATEMENT OF PARENT'S EQUITY
Years Ended December 31, 2021 and 2020

	Redeemable Noncontrolling Interests	Common Stock, $.0001 par value		Class B Common Stock, $.0001 par value		Common Stock, $0.001 par value		Class B Common Stock, $0.001 par value		Additional Paid-in Capital	Retained Earnings	Invested Capital		Accumulated Other Comprehensive (Loss) Income	Total IAC Shareholders' Equity and Invested Capital	Noncontrolling Interests	Total Parent's / Shareholders' Equity
		$	Shares	$	Shares	$	Shares	$	Shares
		(In thousands)
Balance at December 31, 2019	$43,818	$—	—	$—	—	$—	—	$—	—	$—	$—	$2,547,251		$(12,226)	$2,535,025	$470,121	$3,005,146
Net (loss) earnings	(1,434)	—	—	—	—	—	—	—	—	—	694,042	(424,316)		—	269,726	294	270,020
Other comprehensive income, net of income taxes	439	—	—	—	—	—	—	—	—	—	—	—		6,094	6,094	1,279	7,373
Stock-based compensation expense	15	—	—	—	—	—	—	—	—	40,870	—	72,891		—	113,761	85,267	199,028
Distribution to and purchase of noncontrolling interests	(3,515)	—	—	—	—	—	—	—	—	—	—	—		—	—	(1,115)	(1,115)
Issuance of Angi Inc. common stock pursuant to stock-based awards, net of withholding taxes	—	—	—	—	—	—	—	—	—	(62,169)	—	1,248		(38)	(60,959)	(3,183)	(64,142)
Purchase of Angi Inc. treasury stock	—	—	—	—	—	—	—	—	—	(9,273)	—	(54,859)		—	(64,132)	—	(64,132)
Proceeds from the sale of Old IAC Class M common stock from New Match	—	—	—	—	—	—	—	—	—	1,408,298	—	—		—	1,408,298	—	1,408,298
Net increase in Old IAC's investment in the Company prior to the MTCH Separation	—	—	—	—	—	—	—	—	—	—	—	1,685,995		—	1,685,995	—	1,685,995
Cash merger consideration paid by Old IAC	—	—	—	—	—	—	—	—	—	—	—	837,913		—	837,913	—	837,913
Capitalization as a result of the MTCH Separation	—	—	—	—	—	79	79,343	6	5,789	4,661,231	—	(4,661,316)		—	—	—	—
Noncontrolling interest created in an acquisition	1,121	—	—	—	—	—	—	—	—	—	—	—		—	—	—	—
Issuance of Vimeo common stock and creation of noncontrolling interest, net of fees	8,299	—	—	—	—	—	—	—	—	141,301	—	—		—	141,301	—	141,301
Adjustment of noncontrolling interests to fair value	183,315	—	—	—	—	—	—	—	—	(178,508)	—	(4,807)		—	(183,315)	—	(183,315)
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	—	—	—	—	1	633	—	—	(83,383)	—	—		—	(83,382)	—	(83,382)
Issuance of restricted stock	—	—	—	—	—	3	3,000	—	—	(3)	—	—		—	—	—	—
Adjustment to the capitalization of tax accounts as a result of the MTCH Separation	—	—	—	—	—	—	—	—	—	(8,259)	—	—		—	(8,259)	—	(8,259)
Other	(66)	—	—	—	—	—	—	—	—	(491)	—	—		—	(491)	690	199
Balance at December 31, 2020	$231,992	$—	—	$—	—	$83	82,976	$6	5,789	$5,909,614	$694,042	$—		$(6,170)	$6,597,575	$553,353	$7,150,928
Net earnings (loss)	1,732	—	—	—	—	—	—	—	—	—	597,547	—		—	597,547	(10,294)	587,253
Other comprehensive income (loss), net of income taxes	515	—	—	—	—	—	—	—	—	—	—	—		10,519	10,519	(608)	9,911
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	59,283	—	—		—	59,283	33,057	92,340
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	—	564	—	—	—	382	—	—	(98,691)	—	—		—	(98,691)	—	(98,691)
Issuance of Angi Inc. common stock pursuant to stock-based awards, net of withholding taxes	—	—	—	—	—	—	—	—	—	(59,619)	—	—		10	(59,609)	(1,614)	(61,223)
Purchase of Angi Inc. treasury stock	—	—	—	—	—	—	—	—	—	(35,959)	—	—		—	(35,959)	—	(35,959)
Issuance of Vimeo common stock and creation of noncontrolling interest, net of fees	40,785	—	—	—	—	—	—	—	—	258,965	—	—		—	258,965	—	258,965
Distribution to and purchase of noncontrolling interests	(29,769)	—	—	—	—	—	—	—	—	—	—	—		—	—	(570)	(570)
Adjustment of noncontrolling interests to fair value	777,688	—	—	—	—	—	—	—	—	(777,688)	—	—		—	(777,688)	—	(777,688)
Recapitalization of IAC upon Vimeo spin-off	—	8	83,358	1	5,789	(83)	(83,358)	(6)	(5,789)	80	—	—	—	—	—	—	—
Spin-off IAC's investment in Vimeo	—	—	—	—	—	—	—	—	—	(38)	(386,438)	—	—	38	(386,438)	—	(386,438)
Elimination of Vimeo's noncontrolling interests	(1,002,324)	—	—	—	—	—	—	—	—	1,002,324	—	—		—	1,002,324	—	1,002,324
Change in the MTCH Separation tax account distribution	—	—	—	—	—	—	—	—	—	7,640	—	—		—	7,640	—	7,640
Other	(1,878)	—	—	—	—	—	—	—	—	(242)	—	—		—	(242)	410	168
Balance at December 31, 2021	$18,741	$8	83,922	$1	5,789	$—	—	$—	—	$6,265,669	$905,151	$—		$4,397	$7,175,226	$573,734	$7,748,960
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC INC. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENT OF CASH FLOWS

	Years Ended December 31,
	2022	2021	2020
	(In thousands)
Cash flows from operating activities attributable to continuing operations:
Net (loss) earnings	$(1,192,455)	$588,985	$268,586
Less: Earnings (loss) from discontinued operations, net of tax	2,694	(1,831)	(21,281)
Net (loss) earnings attributable to continuing operations	(1,195,149)	590,816	289,867
Adjustments to reconcile net (loss) earnings to net cash (used in) provided by operating activities attributable to continuing operations:
Stock-based compensation expense	123,476	79,487	188,995
Amortization of intangibles	307,718	74,839	126,839
Depreciation	130,986	75,015	68,823
Provision for credit losses	116,553	89,893	78,931
Goodwill impairment	112,753	—	265,146
Deferred income taxes	(337,758)	133,377	(18,356)
Unrealized loss (gain) on investment in MGM Resorts International	723,515	(789,283)	(840,550)
(Gains) losses on sales of businesses and investments in equity securities, net	(38,956)	(44,835)	40,051
Unrealized decrease (increase) in the estimated fair value of a warrant	62,495	(104,018)	3,219
Non-cash lease expense (including right-of-use asset impairments)	70,922	35,737	30,026
Pension and postretirement benefit expense	209,991	18,212	—
Other adjustments, net	17,963	45,302	6,214
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(66,706)	(154,887)	(128,600)
Other assets	8,920	4,185	(23,367)
Operating lease liabilities	(63,843)	(30,995)	(29,841)
Accounts payable and other liabilities	(247,912)	90,265	42,422
Income taxes payable and receivable	(6,739)	(2,506)	(11,580)
Deferred revenue	(11,020)	8,296	25,140
Net cash (used in) provided by operating activities attributable to continuing operations	(82,791)	118,900	113,379
Cash flows from investing activities attributable to continuing operations:
Acquisitions, net of cash acquired	—	(2,699,643)	(685,216)
Capital expenditures	(139,753)	(90,210)	(60,726)
Proceeds from maturities of marketable debt securities	—	225,000	475,000
Purchases of marketable debt securities	(233,928)	—	(649,828)
Cash distribution related to the spin-off of IAC's investment in Vimeo	—	(333,184)	—
Net proceeds from the sale of businesses and investments	90,767	16,451	26,055
Purchases of investment in MGM Resorts International	(244,256)	—	(1,019,608)
Purchases of investments	(3,036)	(24,290)	(1,152)
Decrease in notes receivable	19,497	—	—
Decrease in notes receivable—related party	—	—	54,828
Other, net	15,901	(1,627)	(11,536)
Net cash used in investing activities attributable to continuing operations	(494,808)	(2,907,503)	(1,872,183)
Cash flows from financing activities attributable to continuing operations:
Principal payments on Dotdash Meredith Term Loans	(30,000)	—	—
Proceeds from the issuance of Dotdash Meredith Term Loans	—	1,600,000	—
Proceeds from the issuance of ANGI Group Senior Notes	—	—	500,000
Principal payments on ANGI Group Term Loan	—	(220,000)	(27,500)
Debt issuance costs	(785)	(23,548)	(6,484)
Proceeds from the issuance of Vivian Health preferred shares, net of fees	34,700	—	—
Purchase of IAC treasury stock	(85,323)	—	—
Purchase of Angi Inc. treasury stock	(8,144)	(35,403)	(63,674)
Proceeds from the exercise of IAC stock options	—	1,496	—
Withholding taxes paid on behalf of IAC employees on net settled stock-based awards	(18,068)	(95,983)	(85,103)
Withholding taxes paid on behalf of Angi Inc. employees on net settled stock-based awards	(8,827)	(61,908)	(64,079)
Purchase of noncontrolling interests	(1,179)	(30,339)	(4,280)
Cash merger consideration paid by Old IAC in connection with the MTCH Separation	—	—	837,913
Transfers from Old IAC for periods prior to the MTCH Separation	—	—	1,706,479
Proceeds from the sale of Old IAC Class M common stock	—	—	1,408,298
Other, net	4,975	(18,578)	1,095
Net cash (used in) provided by financing activities attributable to continuing operations	(112,651)	1,115,737	4,202,665
Total cash (used in) provided by continuing operations	(690,250)	(1,672,866)	2,443,861
Net cash provided by operating activities attributable to discontinued operations	—	18,053	41,202
Net cash provided by investing activities attributable to discontinued operations	—	7,602	42
Net cash provided by financing activities attributable to discontinued operations	—	293,577	149,254
Total cash provided by discontinued operations	—	319,232	190,498
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(5,545)	(1,612)	2,019
Net (decrease) increase in cash and cash equivalents and restricted cash	(695,795)	(1,355,246)	2,636,378
Cash and cash equivalents and restricted cash at beginning of period	2,121,864	3,477,110	840,732
Cash and cash equivalents and restricted cash at end of period	$1,426,069	$2,121,864	$3,477,110
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION
Company overview
IAC today is comprised of category leading businesses, including Dotdash Meredith, Angi Inc. and Care.com, as well as others ranging from early stage to established businesses.
As used herein, “IAC,” the “Company,” “we,” “our,” “us” and other similar terms refer to IAC Inc. (formerly known as IAC/InterActiveCorp) and its subsidiaries (unless the context requires otherwise).
Dotdash Meredith
On December 1, 2021, Dotdash Media Inc. (formerly known as About Inc., and referred to herein as "Dotdash"), a wholly-owned subsidiary of IAC, completed the acquisition of Meredith Holdings Corporation ("Meredith"), the former subsidiary of Meredith Corporation, comprising its digital and magazine businesses and its corporate operations. The parent of the combined entity is Dotdash Meredith, Inc. ("Dotdash Meredith"). See “Note 3—Business Combinations” for a description of the acquisition of Meredith.
Dotdash Meredith is one of the largest digital and print publishers in America. From mobile to magazines, nearly 200 million people trust us to help them make decisions, take action, and find inspiration. Dotdash Meredith's over 40 iconic brands include PEOPLE, Better Homes & Gardens, Verywell, FOOD & WINE, The Spruce, Allrecipes, Byrdie, REAL SIMPLE, Investopedia, and Southern Living.
Dotdash Meredith has two operating segments: (i) Digital, which includes its digital, mobile and licensing operations; and (ii) Print, which includes its magazine subscription and newsstand operations.
Angi Inc.
Angi Inc., formerly ANGI Homeservices Inc., is a publicly traded company that connects quality home service professionals with consumers across more than 500 different categories, from repairing and remodeling homes to cleaning and landscaping. During the year ended December 31, 2022, over 220,000 domestic service professionals actively sought consumer leads, completed jobs, or advertised work through Angi Inc. platforms. Additionally, consumers turned to at least one Angi Inc. business to find a service professional for approximately 29 million projects during the year ended December 31, 2022. At December 31, 2022, IAC’s economic interest and voting interest in Angi Inc. were 84.1% and 98.1%, respectively.
In the fourth quarter of 2022, the Angi Inc. segment presentation was changed to reflect its four operating segments, which now include (i) Ads and Leads, (ii) Services, (iii) Roofing and (iv) International (includes Europe and Canada), and operates under multiple brands including Angi, HomeAdvisor, Handy, Total Home Roofing and Angi Roofing. Angi Inc.'s financial information for prior periods has been recast to conform to the current period presentation. Roofing, includes the business Angi Inc. acquired on July 1, 2021 known as Total Home Roofing. Ads and Leads provides service professionals the capability to engage with potential customers, including quoting, invoicing and payment services, and provides consumers with tools and resources to help them find local, pre-screened and customer-rated service professionals nationwide for home repair, maintenance and improvement projects. Services consumers can request household services directly through the Angi Inc. platform and Angi Inc. fulfills the request through the use of independently established home services providers engaged in a trade, occupation and/or business that customarily provides such services. The matching and pre-priced booking services and related tools and directories are provided to consumers free of charge. Roofing provides roof replacement and repair services through its wholly-owned subsidiary Angi Roofing, LLC business.

IAC INC. AND SUBSIDIARIES
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
Emerging & Other
Our Emerging & Other segment primarily includes:
•Care.com, a leading online destination for families to connect with caregivers for their children, aging parents, pets and homes and for caregivers to connect with families seeking care services. Care.com’s brands include Care For Business, Care.com offerings to enterprises, and HomePay. Care.com acquired Lifecare, a leading provider of family care benefits, on October 27, 2020;

•Mosaic Group, a leading developer and provider of global subscription mobile applications. Mosaic Group has a portfolio of some of the largest and most popular applications in the following verticals: Communications (RoboKiller, TapeACall, Trapcall), Language (iTranslate, Speak & Translate), Weather (Clime: NOAA Weather Radar Live, Weather Live), Business (PDF Hero, Scan Hero) and Lifestyle (Blossom, Pixomatic); and, for periods prior to its sale on July 12, 2022, Daily Burn;
•Vivian Health, a platform to efficiently connect healthcare professionals with job opportunities;
•The Daily Beast, a website dedicated to news, commentary, culture and entertainment that publishes original reporting and opinion from its roster of full-time journalists and contributors;
•IAC Films, a provider of production and producer services for feature films, primarily for initial sale and distribution through theatrical releases and video-on-demand services in the United States ("U.S.") and internationally;
•Newco, IAC’s incubator platform, which currently spans healthcare, social gaming, home services and consumer marketplaces; and
•Bluecrew, a technology driven staffing platform exclusively for flexible W-2 work, which was sold on November 9, 2022.
Vimeo Spin-off:
On May 25, 2021, IAC completed the spin-off of its full stake in Vimeo, Inc. (formerly Vimeo Holdings, Inc. ("Vimeo")) to IAC shareholders (which we refer to as the “Spin-off”). Following the Spin-off, Vimeo became an independent, separately traded public company. Therefore, Vimeo is presented as a discontinued operation within the Company's financial statements for all periods. See “Note 16—Discontinued Operations” for additional details.

MTCH Separation:

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

On December 19, 2019, IAC/InterActiveCorp ("Old IAC") entered into a Transaction Agreement (as amended, the "Transaction Agreement") with Match Group, Inc. ("Old MTCH"), IAC Holdings, Inc. ("New IAC"), a direct wholly-owned subsidiary of Old IAC, and Valentine Merger Sub LLC, an indirect wholly-owned subsidiary of Old IAC. On June 30, 2020, the businesses of Old MTCH were separated from the remaining businesses of Old IAC through a series of transactions that resulted in the pre-transaction stockholders of Old IAC owning shares in two, separate public companies—(1) Old IAC, which was renamed Match Group, Inc. ("New Match") and which owns the businesses of Old MTCH and certain Old IAC financing subsidiaries, and (2) New IAC, which was renamed IAC/InterActiveCorp, and which owns Old IAC's other businesses—and the pre-transaction stockholders of Old MTCH (other than Old IAC) owning shares in New Match. This transaction is referred to as the "MTCH Separation."
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
All intercompany transactions and balances between and among the Company and its subsidiaries have been eliminated. All intercompany transactions between (i) the Company and (ii) Old IAC and its subsidiaries for periods prior to the MTCH Separation were considered to be effectively settled for cash at the time the transaction was recorded. The total net effect of the settlement of these intercompany transactions is reflected in the statement of cash flows as a financing activity and in the statement of parent's equity as “Invested capital.”
In management's opinion, the assumptions underlying the historical financial statements of the Company, including the basis on which the expenses have been allocated from Old IAC, are reasonable. However, the allocations may not reflect the expenses that the Company would have incurred as an independent, stand-alone company for the periods presented.
COVID-19 Update
The COVID-19 pandemic and the various responses to it created significant volatility, uncertainty and economic disruption. Recently there has been a return to normal societal interactions, including the way the Company operates its businesses.
Angi Inc.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

As previously disclosed, the impact of COVID-19 initially resulted in a decline in demand for service requests, driven primarily by decreases in demand in certain categories of jobs (particularly discretionary indoor projects). While Angi Inc. experienced a rebound in service requests from mid-2020 through early 2021, service requests started to decline in May 2021 and have continued to decline during 2022 due, in part, to COVID-19 measures that were more widely in place in prior periods. Angi Inc.'s ability to monetize service requests rebounded modestly in the second half of 2021 and the first half of 2022; however, that improved monetization plateaued in the third quarter of 2022 and is now in line with monetization rates experienced pre-COVID-19.
Dotdash Meredith
Digital advertising and performance marketing revenue at Dotdash, excluding Meredith, declined in 2022, compared to 2021 due in part to lower traffic to its sites compared to prior year COVID-19 traffic highs. Post-acquisition, Meredith has experienced a similar impact to its digital advertising revenue.
Search
In the quarter ended March 31, 2020, the Company determined that the effects of COVID-19 were a contributing indicator of possible impairment for certain of its assets and identified impairments at the Desktop reporting unit of $212.0 million and $21.4 million related to goodwill and certain indefinite-lived intangible assets, respectively.
In the quarter ended September 30, 2020, the Company recorded additional impairments of $53.2 million and $10.8 million related to the goodwill and intangible assets, respectively, of the Desktop reporting unit. These impairments were due, in part, to the effects of COVID-19 on monetization. Refer to "Services Agreement with Google (the "Services Agreement")" below for additional information.
Other
In addition to the impairments at Search, in the quarter ended March 31, 2020, the Company identified impairments of $51.5 million of certain equity securities without readily determinable fair values, and $7.5 million of a note receivable and a warrant related to certain investees as a result of the effects of COVID-19.
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

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

On an ongoing basis, the Company evaluates its estimates, judgments and assumptions, including those related to: the fair values of cash equivalents and marketable debt and equity securities; the carrying value of accounts receivable, including the determination of the allowance for credit losses; the determination of the customer relationship period for certain costs to obtain a contract with a customer; the carrying value of right-of-use assets ("ROU assets"); the useful lives and recoverability of capitalized software, equipment, leasehold improvements and buildings and definite-lived intangible assets; the fair value of assets acquired and liabilities assumed as a result of acquisitions and the allocation of purchase price thereto; the recoverability of goodwill and indefinite-lived intangible assets; the fair value of equity securities without readily determinable fair values; contingencies; the fair value of acquisition-related contingent consideration arrangements; unrecognized tax benefits; the valuation allowance for deferred income tax assets; pension and postretirement benefit expenses, including actuarial assumptions regarding discount rates, expected returns on plan assets, inflation and healthcare costs; and the fair value of and forfeiture rates for stock-based awards, among others. The Company bases its estimates, judgments and assumptions on historical experience, its forecasts and budgets and other factors that the Company considers relevant.
Revenue Recognition
The Company accounts for a contract with a customer when it has approval and commitment from all parties, the rights of the parties and payment terms are identified, the contract has commercial substance and collectability of consideration is probable. Revenue is recognized when control of the promised services or goods is transferred to the Company’s customers and in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services or goods.
The Company's disaggregated revenue disclosures are presented in "Note 11—Segment Information."
Transaction Price
The objective of determining the transaction price is to estimate the amount of consideration the Company is due in exchange for its services or goods, including amounts that are variable. Contracts may include sales incentives, such as volume discounts or rebates, which are accounted for as variable consideration when estimating the transaction price. The Company also maintains a liability for potential future refunds and customer credits, which is recorded as a reduction of revenue. All estimates of variable consideration are based upon historical experience and customer trends. The Company determines the total transaction price, including an estimate of any variable consideration, at contract inception and reassesses this estimate each reporting period.
The Company excludes from the measurement of transaction price all taxes assessed by governmental authorities that are both (i) imposed on and concurrent with a specific revenue-producing transaction and (ii) collected from customers. Accordingly, such tax amounts are not included as a component of revenue or cost of revenue.
Arrangements with Multiple Performance Obligations
The Company’s contracts with customers may include multiple performance obligations. For such arrangements, the Company allocates revenue to each performance obligation based on its relative standalone selling price. The Company generally determines standalone selling prices based on the prices charged to customers, which are directly observable or an estimate if not directly observable.
Practical Expedients and Exemptions
For contracts that have an original duration of one year or less, the Company uses the practical expedient available under Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, applicable to such contracts and does not consider the time value of money.
In addition, as permitted under the practical expedient available under ASU No. 2014-09, the Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less, (ii) contracts with variable consideration that is tied to sales-based or usage-based royalties, allocated entirely to unsatisfied performance obligations, or to a wholly unsatisfied promise accounted for under the series guidance, and (iii) contracts for which the Company recognizes revenue at the amount which it has the right to invoice for services performed.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Costs to Obtain a Contract with a Customer
The Company uses a portfolio approach to assess the accounting treatment of the incremental costs to obtain a contract with a customer. The Company recognizes an asset if we expect to recover those costs. To the extent that these costs are capitalized, the resultant asset is amortized on a systematic basis consistent with the pattern of the transfer of the services to which the asset relates. The Company has determined that certain costs, primarily commissions paid to employees pursuant to certain sales incentive programs and mobile app store fees, meet the requirements to be capitalized as a cost of obtaining a contract.
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
For sales incentive programs where the anticipated customer relationship period is one year or less, the Company has elected the practical expedient to expense the commissions as incurred. Effective October 1, 2022, the Ads business, within Angi Inc., elected to expense commissions upon review of the duration of the related customer relationship periods which have been determined to be less than a year.
App Store Fees
The Company pays fees to the Apple App Store and the Google Play Store for the distribution of our paid mobile apps. The Company capitalizes and amortizes mobile app store fees related to subscriptions over the term of the applicable subscription. The amortization of mobile app store fees is included in "Cost of revenue" in the statement of operations.
The following table presents the capitalized costs to obtain a contract with a customer for the years ended December 31, 2022 and 2021:

	Years Ended December 31,
	2022			2021
	Sales Commissions	App Store Fees	Total	Sales Commissions	App Store Fees	Total
	(In thousands)
Current	$39,590	$8,266	$47,856	$39,669	$9,023	$48,692
Non-current	5,667	—	5,667	6,086	—	6,086
Total	$45,257	$8,266	$53,523	$45,755	$9,023	$54,778
During the years ended December 31, 2022, 2021 and 2020, the Company recognized expense of $95.5 million, $125.9 million and $101.3 million, respectively, related to the amortization of capitalized costs to obtain a contract with a customer.
The current and non-current capitalized costs to obtain a contract with a customer are included in "Other current assets" and "Other non-current assets," respectively, in the balance sheet.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Commissions Paid to Third-Party Agent Sales of Magazine Subscriptions
Dotdash Meredith uses third-party agents to obtain certain subscribers. The agents are paid a commission, which can be as much as the subscription price charged to the subscriber. Dotdash Meredith subscriptions do not have substantive termination penalties; therefore, the contract term is determined on an issue-by-issue basis. Accordingly, these commissions do not qualify for capitalization because there is no contract with a customer until a copy is served to a customer; therefore, these costs are expensed when the publication is sent to the customer. Dotdash Meredith recognizes a liability to the extent the commission is refundable to the third-party agent. Dotdash Meredith expenses additional amounts paid to agents (such as per subscriber bounties) to acquire subscribers as incurred. Expenses related to third-party agent sales of magazine subscriptions are included in "Selling and marketing expense" in the statement of operations.
Dotdash Meredith
Dotdash Meredith revenue consists of digital and print revenue. Digital revenue consists principally of advertising, performance marketing and licensing and other revenue. Print revenue consists principally of subscription, advertising, projects and other, newsstand, and performance marketing revenue.
Digital
Advertising
Advertising revenue is generated primarily through digital advertisements sold by Dotdash Meredith's sales team directly to the advertisers or through advertising agencies and through programmatic advertising networks. Performance obligations consist of delivering advertisements with a promised number of actions related to the ads, such as impressions or clicks, or displaying advertisements for an agreed upon amount of time. The price is determined by an agreed-upon pricing model such as CPM (cost-per-1,000 impressions), CPC (cost-per-click) or flat fees.
The Company recognizes revenue over time as performance obligations are satisfied. Revenue is recognized using an output method based on actions delivered or time elapsed depending on the nature of the performance obligation. The Company considers the right to receive consideration from a customer to correspond directly with the value to the customer of our performance completed to date. The customer is invoiced in the month following the month that the advertisements are delivered.
Performance Marketing
Performance marketing revenue includes commissions generated through affiliate commerce, affinity marketing and performance marketing channels. Affiliate commerce and performance marketing commission revenue is generated when Dotdash Meredith brands refer consumers to commerce partner websites resulting in a purchase or transaction. Performance marketing and affiliate commerce partners are invoiced monthly.
Affinity marketing programs are arrangements where Dotdash Meredith acts as an agent for both Dotdash Meredith and third-party publishers to market and place magazine subscriptions online. Commissions are earned when a subscriber name has been provided to the publisher and any free trial period is completed. Dotdash Meredith net settles with the third-party publishers monthly.
Licensing and Other Revenue
Licensing revenue includes symbolic licenses, which include direct-to-retail product partnerships based on Dotdash Meredith's brands, and functional licenses, which consist of certain content licensing agreements. Revenues from symbolic licenses are in the form of a royalty based on the sale or usage of the branded product, which is recognized over time when the sale or use occurs. Generally, revenues are accrued based on estimated sales and adjusted as actual sales are reported by partners. These adjustments are typically recorded within three months of the initial estimates and have not been material. Minimum guarantees, if applicable, are generally recognized as revenue over the term of the applicable contract.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Revenue from functional licenses is recognized as Dotdash Meredith's content is delivered or access to the content is granted. Revenue from functional licenses is recognized at a point-in-time when access to the completed content is granted to the partner.
Print
Subscription Revenue
Subscription revenue relates to the sale of Dotdash Meredith print magazines. Subscriptions do not have substantive termination penalties; therefore, the contract term is determined on an issue-by-issue basis. Most of the Dotdash Meredith’s subscription sales are prepaid at the time of order and may be canceled at any time for a refund of the pro rata portion of the initial subscription. Accordingly, amounts received from prepaid subscriptions are recorded as a customer deposit liability rather than as deferred revenue. The delivery of each issue is determined to be a distinct performance obligation that is satisfied; revenue is recognized when the publication is sent to the customer.
Advertising
Advertising revenue relates to the sale of advertising in magazines directly to advertisers or through advertising agencies. Revenue is recognized on the magazine issue’s on-sale date, which is the date the magazine is published. The customer is invoiced, net of agency commissions, once the advertisements are published under normal industry trade terms.
Project and Other Revenue
Project and other revenue relates to other revenue streams that are primarily project based and may relate to any one or combination of the following activities: audience targeted advertising, custom publishing, content strategy and development, email marketing, social media, database marketing and search engine optimization. Depending on the contractual arrangement, revenue is recognized either as the purchased advertising is run on third-party platforms, or over the contractual period as the products do not have an alternate use to the Company or its other clients. Payment terms vary based on the nature of the contract.
Newsstand Revenue
Newsstand revenue is related to single copy magazines or bundles of single copy magazines sold to wholesalers for resale on newsstands. Publications sold to magazine wholesalers are sold with the right to receive credit from Dotdash Meredith for magazines returned to the wholesaler by retailers. Revenue is recognized on the issue's on-sale date as the date aligns most closely with the date that control is transferred to the customer. Wholesalers are invoiced a percentage of estimated final sales the month after the issue’s initial on-sale date. Generally, the previously estimated revenue is adjusted based upon the final sales, which occur when the final amounts are settled under normal industry terms.
Performance Marketing
Performance marketing principally consists of affinity marketing revenue through which Dotdash Meredith places magazine subscriptions for third-party publishers. Dotdash Meredith net settles with these third parties monthly.
Angi Inc.
Ads and Leads Revenue

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Primarily reflects domestic ads and leads revenue, including consumer connection revenue for consumer matches, revenue from service professionals under contract for advertising and membership subscription revenue from service professionals and consumers. Consumer connection revenue varies based upon several factors, including the service requested, product experience offered, and geographic location of service. Consumer connection revenue is generally billed one week following a consumer match, with payment due upon receipt of invoice. Angi Inc. maintains a liability for potential credits issued to services providers. Revenue is also derived from (i) sales of time-based website, mobile and call center advertising to service professionals, (ii) service professional membership subscription fees, (iii) membership subscription fees from consumers and (iv) other services. Angi Inc. service professionals generally pay for advertisements in advance on a monthly or annual basis at the option of the service professional, with the average advertising contract term being approximately one year. Angi website, mobile and call center advertising revenue is recognized ratably over the contract term. Revenue from the sale of advertising in the Angie’s List Magazine is recognized in the period in which the publication is distributed. Service professional membership subscription revenue is initially deferred upon receipt of payment and is recognized using the straight-line method over the applicable subscription period, which is typically one year. Angi Inc. prepaid consumer membership subscription fees are recognized as revenue using the straight-line method over the term of the applicable subscription period, which is typically one year.
Services Revenue
Primarily reflects domestic revenue from pre-priced offerings by which the consumer requests services through Services platforms and Angi Inc. engages a service professional to perform the service. Consumers are billed when a job is scheduled through the Services platform. Billing practices are governed by the contract terms of each project as negotiated with the consumer. Billings do not necessarily correlate with revenue recognized over time as this is based on the timing of when the consumer receives the promised services.
From January 1, 2020 through December 31, 2022, Services recorded revenue on a gross basis. Effective January 1, 2023, Angi Inc. modified the Services terms and conditions so that the service professional, rather than Angi Inc., has the contractual relationship with the consumer to deliver the service and Angi Inc.'s performance obligation to the consumer is to connect them with the service professional. This change in contractual terms requires net revenue accounting treatment effective January 1, 2023. There is no impact to operating income or Adjusted EBITDA.
Roofing Revenue
Primarily reflects revenue from the roof replacement business offering by which the consumer purchases services directly from the Roofing business and Angi Inc. then engages a service professional to perform the service. Consumers typically pay when a job is completed and revenue is recognized based on the Company's progress in satisfying the roofing service.
International Revenue
Primarily reflects revenue generated within the International segment (comprised of businesses in Europe and Canada), including consumer connection revenue for consumer matches and membership subscription revenue from service professionals and consumers.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Search
Ask Media Group revenue consists primarily of advertising revenue generated principally through the display of paid listings in response to search queries, as well as from display advertisements appearing alongside content on its various websites and, to a lesser extent, affiliate commerce commission revenue. Paid listings are advertisements displayed on search results pages that generally contain a link to advertiser websites. The majority of the paid listings displayed by Ask Media Group is supplied to us by Google Inc. (“Google”) pursuant to our services agreement with Google. Pursuant to this agreement, Ask Media Group businesses transmit search queries to Google, which in turn transmits a set of relevant and responsive paid listings back to these businesses for display in search results. This ad-serving process occurs independently of, but concurrently with, the generation of algorithmic search results for the same search queries. Google paid listings are displayed separately from algorithmic search results and are identified as sponsored listings on search results pages. Paid listings are priced on a price-per-click basis and when a user submits a search query through an Ask Media Group business and then clicks on a Google paid listing displayed in response to the query, Google bills the advertiser that purchased the paid listing and shares a portion of the fee charged to the advertiser with the Ask Media Group business. The Company recognizes paid listing revenue from Google when it delivers the user’s click. In cases where the user’s click is generated due to the efforts of a third-party distributor, we recognize the amount due from Google as revenue and record a revenue share or other payment obligation to the third-party distributor as traffic acquisition costs.
Revenue from display advertising is generated through advertisements sold through programmatic advertising networks. Affiliate commerce commission revenue is generated when an Ask Media Group property refers users to commerce partner websites resulting in a purchase or transaction.

Desktop revenue largely consists of advertising revenue generated principally through the display of paid listings in response to search queries. The majority of the paid listings displayed are supplied to us by Google in the manner, and pursuant to the services agreement with Google, described above. Fees related to display advertisements are recognized when an advertisement is displayed. To a lesser extent, Desktop revenue also includes fees paid by subscribers for downloadable desktop applications as well as display advertisements. Fees for subscription downloadable desktop applications are generally recognized over the term of the applicable subscription period, which is primarily monthly.
Emerging & Other
Care.com generates revenue primarily through subscription fees from families and caregivers for its suite of products and services, as well as through annual contracts with employers who provide access to Care.com’s suite of products and services as an employee benefit and through contracts with businesses that recruit employees through its platform.
Mosaic Group revenue consists primarily of fees paid by subscribers for downloadable mobile applications distributed through the Apple App Store and Google Play Store and fees received directly from consumers, as well as display advertisements. Fees related to subscription downloadable mobile applications are initially deferred and generally recognized either over the term of the subscription period, which is up to one year, for those applications that must be connected to our servers to function, or at the time of the sale when the software license is delivered. Fees related to display advertisements are recognized when an advertisement is displayed.
Vivian Health revenue consists of subscription revenue, which is generated through recruiting agencies that seek access to qualified healthcare professionals and is recognized at the earlier of the full delivery of the promised services or over the length of the subscription period.
The Daily Beast revenue consists of advertising revenue, which is generated primarily through display advertisements (sold directly and through programmatic advertising networks), and to a lesser extent, subscription revenue and affiliate commerce commission revenue. The performance obligations, timing of customer payments, and methods of revenue recognition are generally consistent with action-based advertising and time-based advertising revenue, as described above.
Revenue of IAC Films is generated primarily through media production and distribution. Production revenue is recognized when control is transferred to the customer to broadcast or exhibit.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Sold on November 9, 2022, Bluecrew revenue consisted of service revenue, which was generated through staffing workers and recognized as control of the promised services was transferred to our customers.
Accounts Receivables, Net of the Allowance for Credit Losses
Accounts receivable include amounts billed and currently due from customers. The allowance for credit losses is based upon a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history, the specific customer’s ability to pay its obligation and any other forward-looking data regarding customers' ability to pay that is available. Customer payments that are not collected in advance of the transfer of promised services or goods are generally due no later than 30 days from invoice date, with the exception of invoices at Dotdash Meredith, which vary by revenue stream as described above.
Deferred Revenue
Deferred revenue consists of payments that are received or are contractually due in advance of the Company’s performance obligation. The Company’s deferred revenue is reported on a contract-by-contract basis at the end of each reporting period. The Company classifies deferred revenue as current when the remaining term or expected completion of its performance obligation is one year or less. The current and non-current deferred revenue balances were $157.1 million and $0.2 million, respectively, at December 31, 2022, and $165.5 million and $0.4 million, respectively, at December 31, 2021. Included in the current deferred revenue balance at December 31, 2021 is $22.9 million related to Meredith, acquired December 1, 2021. During the year ended December 31, 2022, the Company recognized $152.0 million of revenue that was included in the deferred revenue balance at December 31, 2021. In addition to the revenue recognized, $7.3 million of the December 31, 2021 deferred revenue balance was reclassified to other balance sheet accounts and $1.1 million related to a business that was sold in 2022. During the year ended December 31, 2021, the Company recognized $132.2 million of revenue that was included in the deferred revenue balance at December 31, 2020. The current and non-current deferred revenue balances were $137.7 million and $0.7 million, respectively, at December 31, 2020. Non-current deferred revenue is included in “Other long-term liabilities” in the balance sheet.
Cash and Cash Equivalents
Cash and cash equivalents include cash and short-term investments, with maturities of less than 91 days from the date of purchase. Domestically, cash equivalents primarily consist of AAA rated government money market funds and treasury discount notes. Internationally, cash equivalents primarily consist of AAA rated government money market funds and time deposits.
Accounting for Investments in Debt Securities
At times the Company invests in marketable debt securities with active secondary or resale markets to ensure portfolio liquidity to fund current operations or satisfy other cash requirements as needed. Marketable debt securities are adjusted to fair value each quarter, and the unrealized gains and losses, net of tax, are included in accumulated other comprehensive income (loss) as a separate component of shareholders’ equity. The specific-identification method is used to determine the cost of debt securities sold and the amount of unrealized gains and losses reclassified out of accumulated other comprehensive income (loss) into earnings. The Company also invests in non-marketable debt securities as part of its investment strategy. We review our debt securities for impairment each reporting period. The Company recognizes an unrealized loss on debt securities in net earnings when the impairment is determined to be other-than-temporary. Factors we consider in making such determination include the duration, severity and reason for the decline in value and the potential recovery and our intent to sell the debt security. We also consider whether we will be required to sell the security before recovery of its amortized cost basis and whether the amortized cost basis cannot be recovered because of credit losses. If an impairment is considered to be other-than-temporary, the debt security will be written down to its fair value and the loss will be recognized within "Other (expense) income, net" in the statement of operations. At December 31, 2022 marketable debt securities consist of treasury discount notes of $235.1 million. There were no marketable debt securities at December 31, 2021.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Certain Risks and Concentrations
Services Agreement with Google (the "Services Agreement")
The Company and Google are parties to an amended Services Agreement which expires on March 31, 2024 and provides for an automatic renewal for an additional one-year period absent a notice of non-renewal from either party on or before March 31, 2023. The Company earns certain other advertising revenue from Google that is not attributable to the Services Agreement. A meaningful portion of the Company’s net cash from operating activities attributable to continuing operations that it can freely access is attributable to revenue earned pursuant to the Services Agreement and other revenue earned from Google.
For the years ended December 31, 2022, 2021 and 2020, total revenue earned from Google was $701.5 million, $755.1 million and $556.1 million, respectively, representing 13%, 20% and 20%, respectively, of the Company's revenue. The total revenue earned from the Services Agreement for the years ended December 31, 2022, 2021 and 2020, was $514.8 million, $661.3 million and $498.3 million, respectively, representing 10%, 18% and 18%, respectively, of the Company's total revenue. The related accounts receivable totaled $74.1 million and $89.1 million at December 31, 2022 and 2021, respectively.
The revenue attributable to the Services Agreement is earned by Ask Media Group and the Desktop business, which comprise the Search segment. For the years ended December 31, 2022, 2021 and 2020, revenue earned from the Services Agreement was $424.3 million, $542.1 million and $344.8 million, respectively, within Ask Media Group, and $90.5 million, $119.1 million and $153.5 million, respectively, within the Desktop business.
The Services Agreement requires that the Company comply with certain guidelines promulgated by Google. Google may generally unilaterally update its policies and guidelines without advance notice. These updates may be specific to the Services Agreement or could be more general and thereby impact the Company as well as other companies. These policy and guideline updates have in the past and could in the future require modifications to, or prohibit and/or render obsolete certain of our products, services and/or business practices, which have been and could be costly to address or negatively impact revenue and have had and in the future could have an adverse effect on our financial condition and results of operations. As described below, Google has made changes to the policies under the Services Agreement and has also made industry-wide changes that have negatively impacted the Desktop business-to-consumer (“B2C”) business. Google may make changes in the future that could impact the revenue earned from Google, including under the Services Agreement.
Certain industry-wide policy changes became effective on August 27, 2020. These industry-wide changes, combined with increased enforcement of policies under the Services Agreement, have had a negative impact on the results of operations of the B2C business. During the fourth quarter of 2020, Google suspended services with respect to some B2C’s products and may do so with respect to other products in the future. As a result, the B2C business elected to modify certain marketing strategies in early January 2021. Subsequently, Google informed us of another policy change in the first quarter of 2021 that became effective on May 10, 2021. We anticipated that this Google policy change would eliminate our ability to successfully introduce and market new B2C products that would be profitable. Therefore, we undertook cost reduction measures and effectively eliminated all marketing of B2C products beginning in March 2021. This elimination of marketing positively impacted profitability starting in the second quarter of 2021 because revenue from B2C products is earned over multiple periods beyond just the period in which the initial marketing is incurred. Following the cessation of the introduction of new products in March 2021, the B2C revenue stream relates solely to the then existing installed base of products. We expect future revenue and profits of the B2C business to decline significantly.
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

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Credit Risk
The Company has counterparty credit risk exposure to the private limited life insurance company, which issued the annuity contracts held by the IPC Pension Scheme. In addition, cash and cash equivalents are maintained with financial institutions and are in excess of any applicable third-party insurance limits, such as the Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation.
Other Risks
The Company is subject to certain risks and concentrations including dependence on third-party technology providers and exposure to risks associated with online commerce security.
Capitalized Software, Equipment, Leasehold Improvements, Buildings and Land
Capitalized software, equipment, leasehold improvements, buildings and land are recorded at cost or at fair value to the extent acquired in a business combination. Repairs and maintenance costs are expensed as incurred. Amortization of leasehold improvements, which is included in "Depreciation" in the statement of operations, and depreciation are computed using the straight-line method over the estimated useful lives of the assets, or, in the case of leasehold improvements, the lease term, if shorter.

Asset Category	Estimated Useful Lives
Capitalized software and computer equipment	2 to 3 Years
Furniture and other equipment	3 to 12 Years
Buildings and leasehold improvements	3 to 39 Years
The Company capitalizes certain internal use software costs including external direct costs utilized in developing or obtaining the software and compensation for personnel directly associated with the development of the software. Capitalization of such costs begins when the preliminary project stage is complete and ceases when the project is substantially complete and ready for its intended purpose. The net book value of capitalized internal use software is $155.7 million and $131.6 million at December 31, 2022 and 2021, respectively.
For the year ended December 31, 2022, the net book value of capitalized internal use software at Dotdash Meredith decreased $26.7 million as a result of the reclassification of acquired capitalized software to definitive intangible assets in connection with the completion of purchase accounting related to the acquisition of Meredith during the fourth quarter of 2022. See "Note 3—Business Combination" for further discussion of the purchase accounting for the Meredith acquisition. In addition, in the fourth quarter of 2022, Angi Inc. recognized a write-off of $15.5 million related to capitalized software for projects discontinued.
Business Combinations and Contingent Consideration Arrangements
The purchase price of each acquisition is attributed to the assets acquired and liabilities assumed based on their fair values at the date of acquisition, including identifiable intangible assets that either arise from a contractual or legal right or are separable from goodwill. The Company usually obtains the assistance of outside valuation experts to assist in the allocation of purchase price to the identifiable intangible assets acquired. While outside valuation experts may be used, management has ultimate responsibility for the valuation methods, models and inputs used and the resulting purchase price allocation. The excess purchase price over the value of net tangible and identifiable intangible assets acquired is recorded as goodwill and is assigned to the reporting unit(s) that is expected to benefit from the business combination as of the acquisition date. The acquisition of Meredith closed on December 1, 2021 and the allocation of purchase price to the assets acquired and liabilities assumed, the determination of the reporting units and the allocation of goodwill to the reporting units were finalized during the fourth quarter of 2022. See "Note 3—Business Combinations" for a description of the accounting for this business combination.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

In connection with certain business combinations, the Company has entered into contingent consideration arrangements that are determined to be part of the purchase price. Each of these arrangements is initially recorded at its fair value at the time of the acquisition and reflected at current fair value for each subsequent reporting period thereafter until settled. Generally, our contingent consideration arrangements are based upon financial performance and/or operating metric targets. The Company generally determines the fair value of the contingent consideration arrangements by using probability-weighted analyses to determine the amounts of the gross liability, and, if the arrangement is long-term in nature, applying a discount rate that appropriately captures the risk associated with the obligation to determine the net amount reflected in the financial statements. Significant changes in the specified forecasted financial or operating metrics can result in a significantly higher or lower fair value measurement. The changes in the remeasured fair value of the contingent consideration arrangements during each reporting period, including the accretion of the discount, if applicable, are recognized in "General and administrative expense" in the statement of operations. See "Note 6—Financial Instruments and Fair Value Measurements" for a discussion of contingent consideration arrangements.
Goodwill and Indefinite-Lived Intangible Assets
Dotdash Meredith's operating segments and reporting units are Digital and Print. Angi Inc.'s Ads and Leads, Services, Roofing and International are separate operating segments and reporting units. Ask Media Group and Desktop are separate reporting units within the Search reportable segment. Within the Company's Emerging & Other reportable segment, Mosaic Group, Care.com, Bluecrew, prior to its sale on November 9, 2022, Vivian Health, The Daily Beast, IAC Films, and Newco are separate operating segments and reporting units. Goodwill is tested for impairment at the reporting unit level. The Company's Dotdash Meredith Print, Ask Media Group, Desktop, The Daily Beast, IAC Films and Newco reporting units have no goodwill as of October 1, 2022. On November 9, 2022, the Company completed the sale of Bluecrew at a value in excess of its carrying amount. See "Note 11—Segment Information" for additional information regarding the Company's method of determining operating and reportable segments.
The Company assesses goodwill and indefinite-lived intangible assets, which are certain trade names and trademarks, for impairment annually at October 1 or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit or the fair value of an indefinite-lived intangible asset below its carrying value.
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
In the fourth quarter of 2022, the Angi Inc. segment presentation was changed to reflect its four new operating segments, which now include (i) Ads and Leads, (ii) Services, (iii) Roofing and (iv) International (includes Europe and Canada). Goodwill was allocated to reflect the new segment presentation. The allocation of goodwill to Roofing and Canada reflects their respective historical carrying values because of the lack of operational integration with Angi North America; the allocation of the remaining goodwill to Ads and Leads and Services was based upon their relative fair values as of October 1, 2022.
As required, a quantitative assessment was performed and the goodwill of Angi Inc. reporting units was tested before and after the change in reporting units; this test resulted in an impairment of $26.0 million due to Roofing exiting certain markets and a projected reduction in future profits from the business, which reduced its fair value.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

For the Company's annual goodwill test at October 1, 2022, a qualitative assessment of the Dotdash Meredith Digital, Care.com and Vivian Health reporting units' goodwill was performed because the Company concluded it was more likely than not that the fair value of these reporting units was in excess of their respective carrying values. The Company prepared valuations of the Digital and Print reporting units within the Dotdash Meredith reportable segment (the Print reporting unit has no goodwill), the Care.com and the Vivian Health reporting units, which are primarily used in connection with the issuance and/or settlement of equity awards that are denominated in the equity of these businesses during the year ended December 31, 2022. The valuations were prepared time proximate to, however, not as of, October 1, 2022. The fair value of each of these businesses in these valuations was in excess of its October 1, 2022 carrying value.
In the second quarter of 2022, the Company reassessed the fair value of the Mosaic Group reporting unit (included in the Emerging & Other segment) and recorded an impairment of $86.7 million as a result of the projected reduction in future revenue and profits from the business and lower trading multiples of a selected peer group of companies. The Company prepared a quantitative assessment as of October 1, 2022; this test resulted in no additional impairment as its carrying value approximates its fair value. Any subsequent declines in the fair value of Mosaic Group will result in additional goodwill impairment charges to the extent the carrying value exceeds the fair value.
The aggregate carrying value of goodwill for which the most recent estimate of the excess of fair value over carrying value is less than 20% is the $153.6 million of goodwill at Mosaic Group.
The fair value of the Company's reporting units is determined using both an income approach based on discounted cash flows ("DCF") and a market approach when it tests goodwill for impairment, either on an interim basis or annual basis as of October 1 each year. The Company uses the same approach in determining the fair value of its businesses in connection with its non-public subsidiary denominated stock-based compensation plans, which can be a significant factor in the decision to apply the qualitative assessment rather than a quantitative test. Determining fair value using a DCF analysis requires the exercise of significant judgment with respect to several items, including the amount and timing of expected future cash flows and appropriate discount rates. The expected cash flows used in the DCF analyses are based on the Company's most recent forecast and budget and, for years beyond the budget, the Company's estimates, which are based, in part, on forecasted growth rates. The discount rates used in the DCF analyses are intended to reflect the risks inherent in the expected future cash flows of the respective reporting units. Assumptions used in the DCF analyses, including the discount rate, are assessed based on each reporting unit's current results and forecasted future performance, as well as macroeconomic and industry specific factors. The discount rates used in the quantitative test for determining the fair value of the Company's Mosaic Group reporting unit were 16.0% and 15.0% in 2022 and 2021, respectively. The discount rates used in the quantitative test for determining the fair value of the Ads and Leads, Services, Roofing and International reporting units in 2022 were 12.0%, 15.0%, 16.0% and 18.5%, respectively. Determining fair value using a market approach considers multiples of financial metrics based on both acquisitions and trading multiples of a selected peer group of companies. From the comparable companies, a representative market multiple is determined, which is applied to financial metrics to estimate the fair value of a reporting unit. To determine a peer group of companies for our respective reporting units, we considered companies relevant in terms of consumer use, monetization model, margin and growth characteristics, and brand strength operating in their respective sectors.

While the Company has the option to qualitatively assess whether it is more likely than not that the fair values of its indefinite-lived intangible assets are less than their carrying values, the Company's policy is to determine the fair value of each of its indefinite-lived intangible assets annually as of October 1, in part, because the level of effort required to perform the quantitative and qualitative assessments is essentially equivalent. The Company determines the fair value of indefinite-lived intangible assets using an avoided royalty DCF valuation analysis. Significant judgments inherent in this analysis include the selection of appropriate royalty and discount rates and estimating the amount and timing of expected future cash flows. The discount rates used in the DCF analyses are intended to reflect the risks inherent in the expected future cash flows generated by the respective intangible assets. The royalty rates used in the DCF analyses are based upon an estimate of the royalty rates that a market participant would pay to license the Company's trade names and trademarks. The future cash flows are based on the Company's most recent forecast and budget and, for years beyond the budget, the Company's estimates, which are based, in part, on forecasted growth rates. Assumptions used in the avoided royalty DCF analyses, including the discount rate and royalty rate, are assessed annually based on the actual and projected cash flows related to the asset, as well as macroeconomic and industry specific factors. The discount rates used in the Company's annual indefinite-lived impairment assessment ranged from 12.0% to 18.5% in 2022 and 10.0% to 40.0% in 2021, and the royalty rates used ranged from 1.0% to 8.0% in 2022 and 1.0% to 5.0% in 2021.
If the carrying value of an indefinite-lived intangible asset exceeds its estimated fair value, an i mpairment equal to the excess is recorded. There is one indefinite-lived intangible asset at Dotdash Meredith Digital with a value of approximately $126.0 million for which the excess of fair value over carrying value is less than 20%.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

The October 1, 2022 annual assessment of goodwill and indefinite-lived intangible assets did not identify any further impairments.
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
The October 1, 2020 annual assessment of goodwill and indefinite-lived intangible assets did not identify any further impairments.
Impairment charges recorded on indefinite-lived intangibles are included in "Amortization of intangibles" in the accompanying statement of operations.
Long-Lived Assets and Intangible Assets with Definite Lives
Long-lived assets, which consist of ROU assets, capitalized software, equipment, leasehold improvements and buildings and intangible assets with definite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The carrying value of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying value is deemed not to be recoverable, an impairment loss is recorded equal to the amount by which the carrying value of the long-lived asset exceeds its fair value. During the year ended December 31, 2022, the Company recorded impairment charges of $14.3 million of an ROU asset and $7.0 million of the related leasehold improvements and furniture and equipment. See "Note 5—Dotdash Meredith Restructuring Charges, Transaction-Related Expenses and Change-in-Control Payments" for additional information. Amortization of definite-lived intangible assets is computed either on a straight-line basis or is based on the pattern in which the economic benefits of the asset are expected to be realized.
Accounting for Investments in Equity Securities
The Company's equity securities, other than those of its consolidated subsidiaries and those accounted for under the equity method, are accounted for at fair value or under the measurement alternative of ASU No. 2016-01, Recognition and Measurement of Financial Assets and Liabilities, with any changes to fair value recognized in "Other income (expense), net" in the statement of operations each reporting period. Under the measurement alternative, equity investments without readily determinable fair values are carried at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar securities of the same issuer; fair value is generally determined based on a market approach as of the transaction date. A security will be considered identical or similar if it has identical or similar rights to the equity securities held by the Company. The Company reviews its investments in equity securities without readily determinable fair values for impairment each reporting period when there are qualitative factors or events that indicate possible impairment. Factors the Company considers in making this determination include negative changes in industry and market conditions, financial performance, business prospects, and other relevant events and factors. When indicators of impairment exist, the Company prepares quantitative assessments of the fair value of its investments in equity securities, which require judgment and the use of estimates. When the Company's assessment indicates that the fair value of the investment is below its carrying value, the Company writes down the investment to its fair value and records the corresponding charge in "Other income (expense), net" in the statement of operations.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

The Company accounts for investments in the common stock or in-substance common stock of entities in which the Company has the ability to exercise significant influence over the operating and financial matters of the investee, but does not have a controlling financial interest, using the equity method. At December 31, 2022 and 2021, the Company had one investment accounted for using the equity method, which is included in "Long-term investments" in the balance sheet.
Fair Value Measurements
The Company categorizes its financial instruments measured at fair value into a fair value hierarchy that prioritizes the inputs used in pricing the asset or liability. The three levels of the fair value hierarchy are:
•Level 1: Observable inputs obtained from independent sources, such as quoted market prices for identical assets and liabilities in active markets.
•Level 2: Other inputs, which are observable directly or indirectly, such as quoted market prices for similar assets or liabilities in active markets, quoted market prices for identical or similar assets or liabilities in markets that are not active and inputs that are derived principally from or corroborated by observable market data. The fair values of the Company’s Level 2 financial assets are primarily obtained from observable market prices for identical underlying securities that may not be actively traded. Certain of these securities may have different market prices from multiple market data sources, in which case an average market price is used.

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
Assets measured at fair value on a nonrecurring basis
The Company's non-financial assets, such as goodwill, intangible assets, ROU assets and capitalized software, equipment, leasehold improvements and buildings, are adjusted to fair value only when an impairment is recognized. The Company's financial assets, comprising equity securities without readily determinable fair values, are adjusted to fair value when observable price changes are identified or an impairment is recognized. Such fair value measurements are based predominantly on Level 3 inputs. Refer to "Goodwill and Indefinite-Lived Intangible Assets" for a description of the Angi Roofing and Mosaic Group goodwill impairment charges recorded in the fourth and second quarters of 2022, respectively.
Advertising Costs
Advertising costs are expensed in the period incurred (when the advertisement first runs for production costs that are initially capitalized) and represent online marketing, including fees paid to search engines, social media sites and third parties that distribute our B2C downloadable applications, which ceased beginning in March 2021, offline marketing, which is primarily television advertising, partner-related payments to those who direct traffic to the brands within our Angi Inc. segment, and direct-mail costs for magazine subscription acquisition efforts within our Dotdash Meredith segment. Advertising expense is $1.0 billion, $877.0 million and $796.7 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Legal Costs
Legal costs are expensed as incurred.
Original Issue Discount, Debt Issuance Costs and Deferred Financing Costs
Costs incurred to obtain financing are deferred and amortized to "Interest expense" in the statement of operations over the related financing period using the effective interest method. The Company records debt issuance costs as a direct reduction of the carrying value of the related debt. Financing costs related to the undrawn revolving credit facility are included in "Other non-current assets" in the balance sheet.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Income Taxes
The Company accounts for income taxes under the liability method, and deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying values of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided if it is determined that it is more likely than not that the deferred tax asset will not be realized. The Company records interest, net of any applicable related income tax benefit, for uncertain tax positions as a component of income tax expense. The Company elects to recognize the tax on Global Intangible Low-Taxed Income as a period expense in the period the tax is incurred.
The Company evaluates and accounts for uncertain tax positions using a two-step approach. Recognition (step one) occurs when the Company concludes that a tax position, based solely on its technical merits, is more likely than not to be sustainable upon examination. Measurement (step two) determines the amount of benefit that is greater than 50% likely to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. De-recognition of a tax position that was previously recognized would occur when the Company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained.
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
Pensions and Postretirement Benefits
In connection with the acquisition of Meredith, the Company assumed the obligations under its pension plans. Pension benefits for the domestic plans are generally based on formulas that reflect pay credits allocated to participants’ accounts based on years of benefit service and annual pensionable earnings. The domestic plans are frozen with respect to new participants and the qualified plan was terminated effective December 31, 2022, and therefore, will have no future service costs. There were no active participants in the international plans so there are no future service cost for the international plans.
The Company utilizes a mark-to-market approach to account for pension and postretirement benefits. Under this approach, the Company recognizes changes in the fair value of plan assets and actuarial gains or losses in the fourth quarter of each fiscal year or whenever a plan is required to be remeasured. Events requiring a plan remeasurement are recognized in the quarter in which the remeasurement event occurs. The remaining components of pension and other postretirement plan net periodic benefit costs are recorded on a quarterly basis.
The discount rates utilized for the domestic plans and unqualified (unfunded) United Kingdom ("U.K.") plan was based on the investment yields of high-quality corporate bonds available in the marketplace with maturities equal to projected cash flows of future benefit payments as of the measurement date. Following the annuity contract transaction in the U.K. described in "Note 13—Pension and Postretirement Benefit Plans," the approach for setting the discount rate for the IPC Pension Scheme was changed from a high-quality corporate bond basis to an effective insurance settlement rate, using the estimated discount rates inherent in the annuity contracts at each measurement date. This approach is consistent with the determination of the discount rate under the prior annuity contract entered into in May 2020.
The Company does not expect future contributions to be made into these plans as a result of the annuity contract entered into with a private limited life insurance company related to the qualified international pension plan and the determination to freeze and terminate the qualified domestic pension plan. The Company's non-qualified plans are funded as payments, which can include the purchase of annuity contracts, are made. In addition, the Company provides health care and life insurance benefits for certain employees upon their retirement, the expected costs of which are accrued over the periods that the employees render services and are funded as claims are paid. See "Note 13—Pension and Postretirement Benefit Plans" for additional information.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Earnings Per Share
Basic net earnings (loss) per share ("EPS") is computed by dividing net earnings (loss) attributable to holders of IAC common stock and Class B common stock by the weighted-average number of shares of common stock and Class B common stock outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vested resulting in the issuance of common stock that could share in the earnings of the Company. Undistributed earnings allocated to the participating security is subtracted from earnings in determining earnings attributable to holders of IAC common stock and Class B common stock for EPS. See "Note 15—(Loss) Earnings Per Share" for additional information on dilutive securities.
Foreign Currency Translation and Transaction Gains and Losses
The financial position and operating results of foreign entities whose primary economic environment is based on their local currency are consolidated using the local currency as the functional currency. These local currency assets and liabilities are translated at the rates of exchange as of the balance sheet date, and local currency revenue and expenses of these operations are translated at average rates of exchange during the period. Translation gains and losses are included in accumulated other comprehensive income as a component of shareholders' and parent's equity. Transaction gains and losses resulting from assets and liabilities denominated in a currency other than the functional currency are included in the statement of operations as a component of "Other (expense) income, net". See "Note 17—Financial Statement Details" for additional information regarding foreign currency exchange gains and losses.
Translation gains and losses relating to foreign entities that are liquidated or substantially liquidated are reclassified out of accumulated other comprehensive income (loss) into earnings. During the years ended December 31, 2022, 2021 and 2020, losses of less than $0.1 million and $10.0 million and gains of $0.1 million, respectively, were reclassified into earnings and included in "Other (expense) income, net" in the statement of operations.
Stock-Based Compensation
Stock-based compensation is measured at the grant date based on the fair value of the award and is generally expensed over the requisite service period. See "Note 12—Stock-Based Compensation" for a discussion of the Company's stock-based compensation plans.
Redeemable Noncontrolling Interests
Noncontrolling interests in the subsidiaries of the Company are ordinarily reported on the balance sheet within shareholders' equity, separately from the Company's equity. However, securities that are redeemable at the option of the holder and not solely within the control of the issuer must be classified outside of shareholders' equity. Accordingly, all noncontrolling interests that are redeemable at the option of the holder are presented outside of shareholders' and parent's equity in the balance sheet.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

In connection with the acquisition of certain subsidiaries, management of these businesses has retained an ownership interest. The Company is party to fair value put and call arrangements with respect to these interests. These put and call arrangements allow management of these businesses to require the Company to purchase their interests or allow the Company to acquire such interests at fair value, respectively. The put arrangements do not meet the definition of a derivative instrument as the put agreements do not provide for net settlement. These put and call arrangements become exercisable by the Company and the counterparty at various dates in the future. There were no arrangements exercised during the year ended December 31, 2022. Two of these arrangements were exercised during the year ended December 31, 2021 and one of these arrangements was exercised during the year ended December 31, 2020. These put arrangements are exercisable by the counterparty outside the control of the Company. Accordingly, to the extent that the fair value of these interests exceeds the value determined by normal noncontrolling interest accounting, the value of such interests is adjusted to fair value with a corresponding adjustment to additional paid-in capital or invested capital. During the years ended December 31, 2022, 2021 and 2020, the Company recorded adjustments of $24.2 million, $777.7 million and $183.3 million, respectively (of which $777.3 million and $171.0 million were related to Vimeo during 2021 and 2020, respectively), to increase these interests to fair value. Fair value determinations require high levels of judgment and are based on various valuation techniques, including market comparables and discounted cash flow projections.
Recent Accounting Pronouncements
There are no recently issued accounting pronouncements that are expected to have a material effect on the results of operations, financial condition or cash flows of the Company.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation.
NOTE 3—BUSINESS COMBINATIONS
Dotdash Meredith
On December 1, 2021, Dotdash acquired Meredith under the terms of an agreement (the "Merger Agreement") dated as of October 6, 2021. At the effective time of the merger, each outstanding share of common stock of Meredith (other than certain excluded shares) was converted into the right to receive $42.18 in cash. Pursuant to the Merger Agreement, Meredith equity awards were cancelled, and in exchange each holder received such holder’s portion of the merger consideration as set forth in the Merger Agreement, less the per share exercise price in the case of stock options. The Company accounted for this acquisition as a business combination under the acquisition method of accounting. The Company completed the purchase accounting for the Meredith acquisition during the fourth quarter of 2022.

The total purchase price was calculated and allocated as follows:

Meredith
(In thousands)
Common stock of Meredith	$1,931,376
Cash payment used to settle a portion of Meredith debt	625,000
Cash settlement of all outstanding vested equity awards and deferred compensation	130,089
Total purchase price	$2,686,465

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

The table below summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

Meredith
(In thousands)
Cash and cash equivalents	$12,436
Accounts receivable	334,891
Other current assets	123,081
Leasehold improvements, equipment, buildings, land and capitalized software	258,197
Goodwill	1,513,824
Intangible assets	1,175,459
Other non-current assets	676,777
Total assets	4,094,665
Customer deposit liability	(144,136)
Other current liabilities	(435,268)
Deferred income taxes	(268,999)
Other non-current liabilities	(559,797)
Net assets acquired	$2,686,465
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
The fair values of the identifiable intangible assets acquired at the date of acquisition are as follows:

	Meredith
	(In thousands)	Useful Life (Years)
Indefinite-lived trade names and trademarks	$388,550	Indefinite-lived
Advertiser relationships	297,000	5
Licensee relationships	171,000	3-6
Digital content	96,200	2-3
Trade name and trademarks	80,500	1-29(a)
Subscriber relationships	76,009	1-2
Developed technology	66,200	2-3
Total identifiable intangible assets acquired	$1,175,459
_____________________
(a)    Approximately $19 million of the total trade names and trademarks represents digital trade names and trademarks that Dotdash Meredith has the contractual right to use for 29 years. The remaining definite-lived trade names and trademarks have an estimated useful life that range from 1 to 5 years.
Accounts receivable, other current assets, leasehold improvements, equipment, buildings, land and capitalized software, other non-current assets, customer deposit liability, other current liabilities, and other non-current liabilities of Meredith were reviewed and adjusted to their fair values at the date of acquisition, as necessary. Accounts receivable was adjusted for $3.4 million of gross contractual amounts that were not collected. Contingencies, including indemnification liabilities related to pre-acquisition income tax and non-income tax liabilities, of $60.0 million are included in net assets acquired. The fair value of contingencies represents an estimate of amounts to be paid and an assessment of probability.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

The fair values of trade names and trademarks were determined using an income approach that utilized a relief from royalty methodology. The fair values of advertiser, licensee and subscriber relationships were determined using an income approach that utilized an excess earnings methodology. The fair values of digital content and developed technology were determined using a cost to replace methodology. The valuations of these intangible assets incorporate significant unobservable inputs and require significant judgment and estimates, including the amount and timing of future cash flows and the determination of royalty and discount rates.

Care.com
On February 11, 2020, the Company acquired Care.com, a leading online destination for families to easily connect with caregivers, for a total purchase price of $626.9 million, which includes cash consideration of $587.0 million paid by the Company and the settlement of all outstanding vested employee equity awards for $40.0 million paid by Care.com prior to the completion of the acquisition. The Company completed the purchase accounting for the Care.com acquisition during the first quarter of 2021.

Unaudited pro forma financial information
The unaudited pro forma financial information in the table below presents the results of the Company, Meredith, and Care.com, as if these acquisitions had occurred on January 1, 2020 and January 1, 2019, respectively. The unaudited pro forma financial information includes adjustments required under the acquisition method of accounting and is presented for informational purposes only and is not necessarily indicative of the results that would have been achieved had these acquisitions occurred on the aforementioned dates. For the years ended December 31, 2021 and 2020, pro forma adjustments include an increase in amortization expense of $135.9 million and $149.5 million, respectively, related to intangible asset adjustments in purchase accounting. To present transaction-related costs in the beginning of the earliest comparative period presented, pro forma adjustments include a reduction in transaction-related costs of $130.8 million for the year ended December 31, 2021.

	Years Ended December 31,
	2021	2020
	(In thousands, except per share data)
Revenue	$5,599,334	$4,840,324
Net earnings (loss) from continuing operations	$650,189	$(85,372)
Basic earnings (loss) per share from continuing operations	$7.39	$(0.99)
Diluted earnings (loss) per share from continuing operations	$6.95	$(0.99)
Net earnings (loss) attributable to IAC shareholders	$656,920	$(100,847)
Basic earnings (loss) per share attributable to IAC shareholders	$7.36	$(1.18)
Diluted earnings (loss) per share attributable to IAC shareholders	$6.93	$(1.18)
NOTE 4—GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets, net are as follows:

	December 31,
	2022	2021
	(In thousands)
Goodwill	$3,030,168	$3,226,610
Intangible assets with indefinite lives	631,097	679,149
Intangible assets with definite lives, net of accumulated amortization	538,944	735,743
Total goodwill and intangible assets, net	$4,200,209	$4,641,502

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

The following table presents the balance of goodwill by reportable segment, including the changes in the carrying value of goodwill, for the year ended December 31, 2022:

	Balance at December 31, 2021	Deductions	Reporting Unit Allocation Adjustment	Impairment	Foreign Exchange Translation	Balance at December 31, 2022
	(In thousands)
Dotdash Meredith
Digital	$1,567,843	$(70,201)	—	—	$—	$1,497,642
Total Dotdash Meredith	1,567,843	(70,201)	—	—	—	1,497,642

Angi Inc.
Angi Inc.	916,375	(816)	(903,469)	—	(12,090)	—
Ads and Leads	—	—	761,571	—	—	761,571
Services	—	—	51,095	—	—	51,095
Roofing	—	—	26,005	(26,005)	—	—
International	—	—	64,798	—	5,821	70,619
Total Angi Inc.	916,375	(816)	—	(26,005)	(6,269)	883,285

Emerging & Other	742,392	(6,403)	—	(86,748)	—	649,241
Total	$3,226,610	$(77,420)	$—	$(112,753)	$(6,269)	$3,030,168
Deductions at Dotdash Meredith are primarily due to adjustments to the fair values of certain assets acquired and liabilities assumed related to Meredith, acquired by Dotdash on December 1, 2021, and the sale of a business at Dotdash Meredith. Deductions at Angi Inc. are due to working capital adjustments recorded in the second quarter of 2022 related to Total Home Roofing (“Roofing”), acquired on July 1, 2021. Deductions at the Emerging & Other segment are due to the sales of Bluecrew and the Daily Burn business at Mosaic Group.
In the fourth quarter of 2022, the Angi Inc. segment presentation was changed to reflect its four new operating segments, which now include (i) Ads and Leads, (ii) Services, (iii) Roofing and (iv) International (includes Europe and Canada). Goodwill was allocated to reflect the new segment presentation. The allocation of goodwill to Roofing and Canada reflects their respective historical carrying values because of the lack of operational integration with Angi North America; the allocation of the remaining goodwill to Ads and Leads and Services was based upon their relative fair values as of October 1, 2022.
As required, the goodwill of Angi Inc. reporting units was tested before and after the change in reporting units; this test resulted in an impairment of $26.0 million due to Roofing exiting certain markets and a projected reduction in future profits from the business, which reduced its fair value.
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

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

The following table presents the balance of goodwill by reportable segment, including the changes in the carrying value of goodwill, for the year ended December 31, 2021:

	Balance at December 31, 2020	Additions	Deductions	Foreign Exchange Translation	Balance at December 31, 2021
	(In thousands)
Dotdash Meredith
Digital	$—	$1,567,843	$—	$—	$1,567,843
Total Dotdash Meredith	—	1,567,843	—	—	1,567,843

Angi Inc.	892,133	26,822	—	(2,580)	916,375

Emerging & Other	767,969	—	(25,376)	(201)	742,392
Total	$1,660,102	$1,594,665	$(25,376)	$(2,781)	$3,226,610
Additions relate to the acquisitions of Meredith at Dotdash Meredith and Roofing at Angi Inc. Deductions are primarily related to the allocation of acquired attributes related to the acquisition of Care.com (included in the Emerging & Other segment).
The December 31, 2022 and 2021 goodwill balance reflects accumulated impairment losses of $981.3 million and $198.3 million at Search and Dotdash Meredith, respectively. The December 31, 2022 goodwill balance also reflects an impairment loss of $86.7 million at Mosaic Group (included in the Emerging & Other segment) and $26.0 million at Angi Inc. As a result of impairments recorded in 2020, the Search reportable segment has no goodwill.
At December 31, 2022 and 2021, intangible assets with definite lives are as follows:

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-Average Useful Life
	(In thousands)			(Years)
Advertiser relationships	$297,000	$(87,199)	$209,801	5.0
Technology	198,224	(171,660)	26,564	3.5
Licensee relationships	171,000	(45,152)	125,848	4.9
Trade names	120,711	(37,677)	83,034	9.2
Content	106,639	(61,407)	45,232	2.9
Service professional relationships	97,658	(97,537)	121	3.0
Customer lists and user base	68,575	(41,868)	26,707	6.4
Subscriber relationships	61,200	(39,563)	21,637	1.9
Total	$1,121,007	$(582,063)	$538,944	4.7

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-Average Useful Life
	(In thousands)			(Years)
Advertiser relationships	$334,000	$(6,386)	$327,614	5.2
Technology	133,318	(106,415)	26,903	4.2
Licensee relationships	150,000	(2,923)	147,077	4.9
Trade names	145,598	(18,224)	127,374	5.1
Content	10,439	(10,439)	—	3.4
Service professional relationships	98,789	(97,877)	912	3.0
Customer lists and user base	68,730	(32,606)	36,124	6.4
Subscriber relationships	73,700	(3,961)	69,739	2.0
Total	$1,014,574	$(278,831)	$735,743	4.6
At December 31, 2022, amortization of intangible assets with definite lives for each of the next five years and thereafter is estimated to be as follows:

Years Ending December 31,	(In thousands)
2023	$208,245
2024	133,884
2025	84,476
2026	69,057
2027	15,142
Thereafter	28,140
Total	$538,944
NOTE 5—DOTDASH MEREDITH RESTRUCTURING CHARGES, TRANSACTION-RELATED EXPENSES AND CHANGE-IN-CONTROL PAYMENTS
Restructuring Charges
In the first quarter of 2022, Dotdash Meredith announced its plans to discontinue certain print publications and the shutdown of PeopleTV to focus the portfolio and further enable investments toward digital growth. Dotdash Meredith also announced a voluntary retirement program in the first quarter of 2022 for employees who met certain age and service requirements. In addition, actions were taken to improve efficiencies in 2022 following the Meredith acquisition, including vacating leased office space.
In December 2022, Dotdash Meredith management committed to a reduction in force plan to better align its cost structure given the difficult market and current economic uncertainty. Dotdash Meredith announced the plan in late January 2023, which resulted in $17.5 million of expense for the year ended December 31, 2022; the related accrual is reflected in the December 31, 2022 balance sheet.
For the year ended December 31, 2022, the Company incurred a total of $80.2 million of restructuring charges, including $55.9 million of severance and related costs. The restructuring charges for the year ended December 31, 2022 include $21.3 million of impairment charges related to the consolidation of certain leased spaces following the Meredith acquisition, consisting of impairments of $14.3 million and $7.0 million of a ROU asset and related leasehold improvements and furniture and equipment, respectively, which are included in "General and administrative expense" and "Depreciation," respectively, in the statement of operations.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

The costs are allocated as follows in the statement of operations:

December 31, 2022
(In thousands)
Cost of revenue	$24,527
Selling and marketing expense	17,174
General and administrative expense	28,096
Product development expense	3,435
Depreciation	7,006
Total	$80,238
A summary of the costs incurred and payments made during the year ended December 31, 2022 and related accruals as of December 31, 2022 are presented below:

	December 31, 2022
	Digital	Print	Other (a)	Total
	(In thousands)
Restructuring charges
Costs incurred	$39,225	$33,432	$7,581	$80,238
Payments	(6,966)	(20,952)	(3,192)	(31,110)
Non-cash (b)	(21,309)	(425)	—	(21,734)
Restructuring accruals as of December 31, 2022	$10,950	$12,055	$4,389	$27,394
_____________________
(a)    Other comprises unallocated corporate expenses, which are corporate overhead expenses not attributable to the Digital or Print segments.
(b)    Includes $21.3 million impairment of ROU assets, leasehold improvements and furniture and equipment and $0.4 million related to the write-off of inventory.
Dotdash Meredith anticipates the estimated remaining costs associated with the 2022 restructuring events will be approximately $0.3 million, which primarily relate to unallocated corporate overhead, and together with the $27.4 million accrued as of December 31, 2022, will be paid by December 31, 2023 from existing cash on hand. The remaining costs are related to the voluntary retirement program.
Transaction-Related Expenses
For the years ended December 31, 2022 and 2021, Dotdash Meredith incurred $7.1 million and $30.2 million, respectively, of transaction-related expenses related to the acquisition of Meredith, other than costs related to change-in-control payments.
Change-in-Control Payments
In December 2021, Dotdash Meredith recorded $60.1 million in change-in-control payments, which were triggered by the acquisition and the terms of certain former executives’ contracts. On July 1, 2022, Dotdash Meredith made $83.1 million in change-in-control payments, which included amounts accrued in December 2021, as well as amounts previously accrued that became payable following the change-in-control. On October 3, 2022, Dotdash Meredith made the final $4.3 million in change-in-control payments.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

NOTE 6—FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
Marketable Securities
At December 31, 2022 and 2021, the fair value of marketable securities are as follows:

	December 31,
	2022	2021
	(In thousands)
Marketable equity securities	$4,317	$19,788
Available for sale marketable debt securities	235,056	—
Total marketable securities	$239,373	$19,788
At December 31, 2022, the Company has two investments in marketable equity securities, other than the investment in MGM Resorts International ("MGM"). The Company had one investment in a marketable equity security at December 31, 2021. These marketable equity securities are carried at fair value following the investees’ initial public offerings ("IPO"). Prior to the IPOs, these investments were accounted for as equity securities without readily determinable fair values. The Company recorded net unrealized pre-tax losses of $20.3 million for these investments during the year ended December 31, 2022. For the investment held at the end of 2021 the Company recorded an unrealized pre-tax gain of $18.8 million for the year ended December 31, 2021. The Company sold its shares in another marketable equity security in the third quarter of 2021 and recorded a realized gain of $7.2 million on the sale. The unrealized and realized pre-tax losses and gains related to these investments are included in "Other (expense) income, net" in the statement of operations.

At December 31, 2022, current available-for-sale marketable debt securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Treasury discount notes	$234,987	$75	$(6)	$235,056
Total available-for-sale marketable debt securities	$234,987	$75	$(6)	$235,056
The contractual maturities of debt securities classified as current available-for-sale at December 31, 2022 were within one year. There were no investments in available-for-sale marketable debt securities that had been in a continuous unrealized loss position for longer than twelve months at December 31, 2022.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Investment in MGM Resorts International

	December 31,
	2022	2021
	(In thousands)
Investment in MGM Resorts International	$2,170,182	$2,649,442
In 2020, the Company purchased 59.0 million shares of MGM for $1.0 billion and, in the first and third quarters of 2022, the Company purchased additional shares totaling 5.7 million for $244.3 million. Following these purchases, the Company owns 64.7 million shares, representing a 17.1% ownership interest in MGM as of December 31, 2022. The fair value of the investment in MGM is remeasured each reporting period based upon MGM's closing stock price on the New York Stock Exchange on the last trading day in the reporting period and any unrealized gains or losses are included in the statement of operations. For the years ended December 31, 2022, 2021 and 2020, the Company recorded an unrealized pre-tax loss of $723.5 million and unrealized pre-tax gains of $789.3 million and $840.5 million, respectively, on its investment in MGM. The cumulative unrealized net pre-tax gain through December 31, 2022 is $906.3 million. A $2.00 increase or decrease in the share price of MGM would result in an unrealized gain or loss, respectively, of $129.4 million. At February 10, 2023, the carrying value of the Company's investment in MGM was $2.8 billion.
Long-term Investments
Long-term investments consist of:

	December 31,
	2022	2021
	(In thousands)
Equity securities without readily determinable fair values	$323,530	$324,649
Equity method investment	2,191	3,189
Total long-term investments	$325,721	$327,838
Equity Securities without Readily Determinable Fair Values
The following table presents a summary of unrealized pre-tax gains and losses recorded in "Other (expense) income, net" in the statement of operations as adjustments to the carrying value of equity securities without readily determinable fair values held at December 31, 2022 and 2021.

	Years Ended December 31,
	2022	2021
	(In thousands)
Upward adjustments (gross unrealized pre-tax gains)	$8,245	$8,992
Downward adjustments including impairments (gross unrealized pre-tax losses)	(97,382)	(100)
Total	$(89,137)	$8,892
The cumulative upward and downward adjustments (including impairments) to the carrying value of equity securities without readily determinable fair values held at December 31, 2022 were $36.9 million and $136.0 million, respectively.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Realized and unrealized pre-tax gains and losses for the Company's investments without readily determinable fair values for the years ended December 31, 2022, 2021 and 2020 are as follows:

	Years Ended December 31,
	2022	2021	2020
	(In thousands)
Realized pre-tax gains, net, for equity securities sold	$12,434	$5,773	$1,873
Unrealized pre-tax (losses) gains, net, on equity securities held	(89,137)	8,892	797,565
Total pre-tax (losses) gains, net recognized	$(76,703)	$14,665	$799,438
All pre-tax gains and losses on equity securities without readily determinable fair values, realized and unrealized, are recognized in "Other (expense) income, net" in the statement of operations.
Equity Method Investment
The Company owns common shares of Turo Inc. ("Turo"), a peer-to-peer car sharing marketplace. This investment is accounted for under the equity method of accounting given the Company's ownership interest at December 31, 2022 of approximately 26.6% on a fully diluted basis in the form of preferred shares, which are not common stock equivalents. The Company accounts for the equity earnings (losses) for this investment on a one quarter lag. These equity earnings (losses) were immaterial.
Fair Value Measurements
The following tables present the Company's financial instruments that are measured at fair value on a recurring basis:

	December 31, 2022
	Quoted Market Prices for Identical Assets in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$862,829	$—	$—	$862,829
Treasury discount notes	—	137,219	—	137,219
Time deposits	—	16,018	—	16,018
Marketable securities:
Marketable equity securities	4,317	—	—	4,317
Treasury discount notes	—	235,056	—	235,056
Investment in MGM	2,170,182	—	—	2,170,182
Other non-current assets:
Warrant	—	—	46,799	46,799
Total	$3,037,328	$388,293	$46,799	$3,472,420
`

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

	December 31, 2021
	Quoted Market Prices for Identical Assets in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$1,660,921	$—	$—	$1,660,921
Time deposits	—	6,057	—	6,057
Marketable equity security	19,788	—	—	19,788
Investment in MGM	2,649,442	—	—	2,649,442
Other non-current assets:
Warrant	—	—	109,294	109,294
Total	$4,330,151	$6,057	$109,294	$4,445,502

Liabilities:
Contingent consideration arrangements	$—	$—	$(612)	$(612)
The following table presents the changes in the Company's financial instruments that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Years Ended December 31,
	2022		2021
	Warrant	Contingent Consideration Arrangements	Warrant	Contingent Consideration Arrangements
	(In thousands)
Balance at January 1	$109,294	$(612)	$5,276	$—
Fair value at date of acquisition	—	—	—	(620)
Total net (losses) gains:
Fair value adjustments included in earnings	(62,495)	612	104,018	(14,992)
Settlements	—	—	—	15,000
Balance at December 31	$46,799	$—	$109,294	$(612)
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

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Contingent Consideration Arrangements
At December 31, 2022, the Company has no remaining contingent consideration arrangements outstanding. At December 31, 2021, the Company had two outstanding contingent consideration arrangements related to prior business combinations. During the third quarter of 2021, the Company recorded a $15.0 million loss related to one contingent consideration arrangement, which was subsequently paid during the fourth quarter of 2021. In connection with the Meredith acquisition on December 1, 2021, the Company assumed a contingent consideration arrangement liability of $0.6 million, which was written off during the first quarter of 2022 due to a change in estimate of the liability related to this arrangement. The contingent consideration arrangement liability at December 31, 2021 is included in "Accrued expenses and other current liabilities" in the balance sheet.
Financial instruments measured at fair value only for disclosure purposes
The following table presents the carrying value and the fair value of financial instruments measured at fair value only for disclosure purposes:

	December 31, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Current portion of long-term debt	$(30,000)	$(26,700)	$(30,000)	$(29,550)
Long-term debt, net(a)	$(2,019,760)	$(1,708,413)	$(2,046,237)	$(2,061,450)
_____________________
(a)    At December 31, 2022 and 2021, the carrying value of long-term debt, net includes unamortized original issue discount and debt issuance costs of $20.2 million and $23.8 million, respectively.
At December 31, 2022 and 2021, the fair value of long-term debt, including the current portion, is estimated using observable market prices or indices for similar liabilities, which are Level 2 inputs.
NOTE 7—LEASES
The Company leases office space, land, data center facilities and equipment used in connection with its operations under various operating leases, the majority of which contain escalation clauses.
ROU assets represent the Company’s right to use the underlying assets for the lease term and lease liabilities represent the present value of the Company’s obligation to make payments arising from these leases. ROU assets and related lease liabilities are based on the present value of fixed lease payments over the lease term using the Company's and certain of its subsidiaries' respective incremental borrowing rates on the lease commencement date, January 1, 2019 for leases that commenced prior to that date, or, in the case of acquisitions subsequent to January 1, 2019, the date of acquisition. The Company combines the lease and non-lease components of lease payments in determining ROU assets and related lease liabilities. If the lease includes one or more options to extend the term of the lease, the renewal option is considered in the lease term if it is reasonably certain the Company will exercise the option(s). Lease expense is recognized on a straight-line basis over the term of the lease. As permitted by ASC 842, leases with an initial term of twelve months or less ("short-term leases") are not recorded on the balance sheet.
Variable lease payments consist primarily of common area maintenance, utilities and taxes, which are not included in the recognition of ROU assets and related lease liabilities. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
The following table presents the balances of ROU assets and lease liabilities within the balance sheet:

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

		December 31,
Leases	Balance Sheet Classification	2022	2021
		(In thousands)
Assets:
ROU assets(a)	Other non-current assets	$428,160	$498,337

Liabilities:
Current lease liabilities	Accrued expenses and other current liabilities	$67,192	$63,521
Long-term lease liabilities	Other long-term liabilities	518,851	578,272
Total lease liabilities(a)		$586,043	$641,793
_____________________
(a) The December 31, 2022 balances include ROU assets and lease liabilities of $323.3 million and $408.7 million, respectively, related to the acquisition of Meredith, which reflect $4.3 million downward and $7.1 million upward purchase accounting adjustments, respectively, that were completed during 2022. The December 31, 2021 balances include provisional ROU assets and lease liabilities of $358.6 million and $434.8 million, respectively, related to the acquisition of Meredith.

The following table presents the net lease expense within the statement of operations:

		Years Ended December 31,
Lease Expense	Statement of Operations Classification	2022	2021	2020
		(In thousands)
Fixed lease expense	Cost of revenue	$1,283	$1,707	$2,183
Fixed lease expense	Selling and marketing expense	6,229	9,443	12,591
Fixed lease expense	General and administrative expense	61,886	31,165	22,221
Fixed lease expense	Product development expense	999	1,756	3,016
Total fixed lease expense(b)		70,397	44,071	40,011
Variable lease expense	Selling and marketing expense	199	1,087	2,314
Variable lease expense	General and administrative expense	16,406	8,176	7,314
Variable lease expense	Product development expense	89	639	934
Total variable lease expense		16,694	9,902	10,562
Net lease expense		$87,091	$53,973	$50,573
_____________________
(b) Includes (i) short-term lease expense of $4.0 million, $1.4 million and $2.5 million, (ii) lease impairment charges of $2.3 million, $10.5 million and $5.8 million, (iii) sublease income of $17.1 million, $6.7 million and $5.3 million and (iv) gains (losses) on termination of leases of $3.3 million, $(0.1) million and $(1.3) million for the years ended December 31, 2022, 2021 and 2020, respectively. During the year ended December 31, 2022, the Company recorded $14.3 million of impairment charges related to the consolidation of certain leased spaces following the Meredith acquisition, which is included in "General and administrative expense" in the statement of operations as a restructuring charge. See "Note 5—Dotdash Meredith Restructuring Charges, Transaction-Related Expenses and Change-in-Control Payments" for additional information.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Maturities of lease liabilities at December 31, 2022(c) are summarized below:

Years Ended December 31,	In thousands
2023	$94,270
2024	92,476
2025	87,409
2026	82,927
2027	68,637
Thereafter	405,633
Total	831,352
Less: Interest	245,309
Present value of lease liabilities	$586,043
_____________________
(c) Lease payments exclude $4.8 million of legally binding minimum lease payments for leases signed but not yet commenced.
The following are the weighted average assumptions used for lease term and discount rate:

	December 31,
	2022	2021
Remaining lease term	11.4 years	11.8 years
Discount rate	5.22%	5.54%
The following is the supplemental cash flow information:

	December 31,
	2022	2021	2020
	(In thousands)
Other Information:
ROU assets obtained in exchange for lease liabilities (d)	$16,716	$442,205	$80,314
Cash paid for amounts included in the measurement of lease liabilities	$93,864	$44,659	$41,377
_____________________
(d) December 31, 2021 includes $437.7 million related to Meredith as of the date of its acquisition, which was adjusted upward by $7.1 million for purchase accounting adjustments during 2022.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

NOTE 8—LONG-TERM DEBT
Long-term debt consists of:

	December 31,
	2022	2021
	(In thousands)
Dotdash Meredith Debt
Dotdash Meredith Term Loan A ("Dotdash Meredith Term Loan A") due December 1, 2026	$332,500	$350,000
Dotdash Meredith Term Loan B ("Dotdash Meredith Term Loan B") due December 1, 2028	1,237,500	1,250,000
Total Dotdash Meredith long-term debt	1,570,000	1,600,000
Less: current portion of Dotdash Meredith long-term debt	30,000	30,000
Less: original issue discount	5,310	6,176
Less: unamortized debt issuance costs	10,215	12,139
Total Dotdash Meredith long-term debt, net	1,524,475	1,551,685

ANGI Group Debt
3.875% ANGI Group Senior Notes due August 15, 2028 ("ANGI Group Senior Notes"); interest payable each February 15 and August 15	500,000	500,000
Less: unamortized debt issuance costs	4,715	5,448
Total ANGI Group long-term debt, net	495,285	494,552

Total long-term debt, net	$2,019,760	$2,046,237
Dotdash Meredith Term Loans and Dotdash Meredith Revolving Facility
On December 1, 2021, Dotdash Meredith entered into a credit agreement ("Dotdash Meredith Credit Agreement"), which provides for (i) the five-year $350 million Dotdash Meredith Term Loan A, (ii) the seven-year $1.25 billion Dotdash Meredith Term Loan B (and together with Dotdash Meredith Term Loan A, the "Dotdash Meredith Term Loans") and (iii) a five-year $150 million revolving credit facility ("Dotdash Meredith Revolving Facility"). The proceeds of the Dotdash Meredith Term Loans were used to fund a portion of the purchase price for the acquisition of Meredith and pay related fees and expenses. The Dotdash Meredith Term Loan A bears interest at an adjusted term secured overnight financing rate ("Adjusted Term SOFR") as defined in the Dotdash Meredith Credit Agreement plus an applicable margin depending on Dotdash Meredith's most recently reported consolidated net leverage ratio, as defined in the Dotdash Meredith Credit Agreement. At December 31, 2022 and 2021, the Dotdash Meredith Term Loan A bore interest at Adjusted Term SOFR plus 2.25% and 2.00%, or 5.91% and 2.15%, respectively, and the Dotdash Meredith Term Loan B bore interest at Adjusted Term SOFR, subject to a minimum of 0.50% plus 4.00%, or 8.22% and 4.50%, respectively. Interest payments are due at least quarterly through the terms of the Dotdash Meredith Term Loans.

The Dotdash Meredith Term Loan A requires quarterly principal payments of approximately $4.4 million through December 31, 2024, $8.8 million through December 31, 2025 and approximately $13.1 million thereafter through maturity. The Dotdash Meredith Term Loan B requires quarterly payments of $3.1 million through maturity. Commencing with the delivery of the financial statements for the period ended December 31, 2022, the Dotdash Meredith Term Loan B may require additional annual principal payments as part of an excess cash flow sweep provision, the amount of which, in part, is governed by the applicable net leverage ratio. No such payment is currently expected related to the period ended December 31, 2022.
There were no outstanding borrowings under the Dotdash Meredith Revolving Facility at December 31, 2022 and 2021. The annual commitment fee on undrawn funds is based on Dotdash Meredith's consolidated net leverage ratio, as defined in the Dotdash Meredith Credit Agreement, most recently reported and was 40 and 35 basis points at December 31, 2022 and 2021, respectively. Any borrowings under the Dotdash Meredith Revolving Facility would bear interest, at Dotdash Meredith's option, at either a base rate or term benchmark rate, plus an applicable margin, which is based on Dotdash Meredith's consolidated net leverage ratio.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

As of the last day of any calendar quarter, if either (i) $1.00 or more of loans under the Dotdash Meredith Revolving Facility or Dotdash Meredith Term Loan A are outstanding, or (ii) the outstanding face amount of undrawn letters of credit, other than cash collateralized letters of credit at 102% of face value, exceeds $25 million, subject to certain increases for qualifying material acquisitions, then Dotdash Meredith will not permit the consolidated net leverage ratio, which ratio permits netting of up to $250 million in cash and cash equivalents, as of the last day of such quarter to exceed 5.5 to 1.0. The Dotdash Meredith Credit Agreement also contains covenants that would limit Dotdash Meredith’s ability to pay dividends, incur incremental secured indebtedness, or make distributions or certain investments in the event a default has occurred or if Dotdash Meredith’s consolidated net leverage ratio exceeds 4.0 to 1.0, subject to certain available amounts as defined in the Dotdash Meredith Credit Agreement. This ratio was exceeded for the test period ended December 31, 2022. The Dotdash Meredith Credit Agreement also permits the Company to contribute, and the Company may contribute, cash to Dotdash Meredith to provide additional liquidity, including to ensure that Dotdash Meredith does not exceed certain Consolidated Net Leverage Ratios for any test period, as further defined in the Dotdash Meredith Credit Agreement. In connection with the capital contributions, Dotdash Meredith may make distributions to IAC in amounts not more than any such capital contributions, provided that no default has occurred and is continuing. Such capital contributions and subsequent distributions, if made, would impact the Consolidated Net Leverage Ratios of Dotdash Meredith.
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
The indenture governing the ANGI Group Senior Notes contains a covenant that would limit ANGI Group’s ability to incur liens for borrowed money in the event a default has occurred or ANGI Group’s secured leverage ratio exceeds 3.75 to 1.0 provided that ANGI Group is permitted to incur such liens under certain permitted credit facilities indebtedness notwithstanding the ratio, all as defined in the indenture. At December 31, 2022, there were no limitations pursuant thereto.
The $250 million ANGI Group Revolving Facility, which otherwise would have expired on November 5, 2023, was terminated effective August 3, 2021. No amounts were ever drawn under the ANGI Group Revolving Facility prior to its termination.
During 2021, ANGI Group prepaid the remaining balance of $220.0 million of the ANGI Group Term Loan principal, which otherwise would have matured on November 5, 2023.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Long-term Debt Maturities:
Long-term debt maturities at December 31, 2022 are summarized in the table below:

Years Ending December 31,	(In thousands)
2023	$30,000
2024	30,000
2025	47,500
2026	275,000
2027	12,500
2028	1,675,000
Total	2,070,000
Less: current portion of long-term debt	30,000
Less: unamortized original issue discount	5,310
Less: unamortized debt issuance costs	14,930
Total long-term debt, net	$2,019,760
NOTE 9—SHAREHOLDERS' EQUITY
Description of Common Stock and Class B Convertible Common Stock
Except as described herein, shares of IAC common stock and IAC Class B common stock are identical.
The holders of shares of IAC common stock and IAC Class B common stock vote together as a single class with respect to matters that may be submitted to a vote or for the consent of IAC's shareholders generally, including the election of directors. In connection with any such vote, each holder of IAC common stock is entitled to one vote for each share of IAC common stock held and each holder of IAC Class B common stock is entitled to ten votes for each share of IAC Class B common stock held. Notwithstanding the foregoing, the holders of shares of IAC common stock, acting as a single class, are entitled to elect 25% of the total number of IAC's directors, and, in the event that 25% of the total number of directors shall result in a fraction of a director, then the holders of shares of IAC common stock, acting as a single class, are entitled to elect the next higher whole number of IAC's directors. In addition, Delaware law requires that certain matters be approved by the holders of shares of IAC common stock or holders of IAC Class B common stock voting as a separate class.
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

IAC INC. AND SUBSIDIARIES
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
Common Stock Repurchases
On June 30, 2020, the Board of Directors of the Company authorized repurchases up to 8.0 million shares of common stock. During the year ended December 31, 2022, IAC repurchased 1.1 million of its common stock, on a trade date basis, at an average price of $77.44 per share, or $85.3 million in aggregate. At December 31, 2022, the Company has 6.9 million shares remaining in its share repurchase authorization.
NOTE 10—ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
The following tables present the components of accumulated other comprehensive (loss) income and items reclassified out of accumulated other comprehensive (loss) income into earnings:

	Year Ended December 31, 2022
	Foreign Currency Translation Adjustment	Unrealized Gains On Available-For-Sale Marketable Debt Securities	Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance at January 1	$4,397	$—	$4,397
Other comprehensive (loss) income before reclassifications	(17,636)	53	(17,583)
Amounts reclassified to earnings	42	—	42
Net current period other comprehensive (loss) income	(17,594)	53	(17,541)
Accumulated other comprehensive loss allocated to noncontrolling interests during the period	11	—	11
Balance at December 31	$(13,186)	$53	$(13,133)

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31, 2021
	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) On Available-For-Sale Marketable Debt Securities	Accumulated Other Comprehensive (Loss) Income
	(In thousands)
Balance at January 1	$(6,172)	$2	$(6,170)
Other comprehensive income (loss) before reclassifications	527	(2)	525
Amounts reclassified to earnings	10,032	—	10,032
Net current period other comprehensive income (loss)	10,559	(2)	10,557
Accumulated other comprehensive loss allocated to noncontrolling interests during the period	10	—	10
Balance at December 31	$4,397	$—	$4,397

	Year Ended December 31, 2020
	Foreign Currency Translation Adjustment	Unrealized Gains On Available-For-Sale Marketable Debt Securities	Accumulated Other Comprehensive (Loss) Income
	(In thousands)
Balance at January 1	$(12,226)	$—	$(12,226)
Other comprehensive income before reclassifications	6,236	2	6,238
Amounts reclassified to earnings	(144)	—	(144)
Net current period other comprehensive income	6,092	2	6,094
Accumulated other comprehensive income allocated to noncontrolling interests during the period	(38)	—	(38)
Balance at December 31	$(6,172)	$2	$(6,170)
The amounts reclassified out of foreign currency translation adjustment into earnings for the years ended December 31, 2022, 2021 and 2020 relate to the substantial liquidation of certain international subsidiaries.
At December 31, 2022 there was less than $0.1 million of income tax provision on the accumulated other comprehensive (loss) income related to net unrealized gains on available-for-sale marketable debt securities. At December 31, 2021 and 2020, there was no income tax benefit or provision on the accumulated other comprehensive (loss) income.
NOTE 11—SEGMENT INFORMATION
The overall concept that the Company employs in determining its operating segments is to present the financial information in a manner consistent with the chief operating decision maker's view of the businesses. In addition, we consider how the businesses are organized as to segment management and the focus of the businesses with regards to the types of services or products offered or the target market. Operating segments are combined for reporting purposes if they meet certain aggregation criteria, such as the Search segment, which principally relate to the similarity of their economic characteristics, or, in the case of the Emerging & Other reportable segment, do not meet the quantitative thresholds that require presentation as separate reportable segments.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

The following table presents revenue by reportable segment:

	Years Ended December 31,
	2022	2021	2020
	(In thousands)
Revenue:
Dotdash Meredith
Digital	$931,482	$367,134	$213,753
Print	1,026,128	92,002	—
Intersegment eliminations(a)	(22,911)	(2,863)	—
Total Dotdash Meredith	1,934,699	456,273	213,753
Angi Inc.
Domestic
Ads and Leads	1,282,061	1,227,074	1,218,755
Services	381,256	289,948	162,539
Roofing	137,509	68,028	—
Intersegment eliminations(b)	(10,340)	(1,907)	—
Total Domestic	1,790,486	1,583,143	1,381,294
International	101,038	102,295	86,631
Total Angi Inc.	1,891,524	1,685,438	1,467,925
Search	731,431	873,346	613,274
Emerging & Other	685,956	685,175	469,759
Intersegment eliminations	(8,330)	(605)	(175)
Total	$5,235,280	$3,699,627	$2,764,536
The following table presents the revenue of the Company's segments disaggregated by type of service:

	Years Ended December 31,
	2022	2021	2020
	(In thousands)
Dotdash Meredith
Digital:
Advertising revenue	$621,714	$236,660	$137,455
Performance marketing revenue	198,441	116,195	76,298
Licensing and other revenue	111,327	14,279	—
Total digital revenue	931,482	367,134	213,753
Print:
Subscription revenue	422,700	34,634	—
Advertising revenue	260,282	13,678	—
Project and other revenue	154,807	16,414	—
Newsstand revenue	132,855	19,183	—
Performance marketing revenue	55,484	8,093	—
Total print revenue	1,026,128	92,002	—
Intersegment eliminations(a)	(22,911)	(2,863)	—
Total Dotdash Meredith revenue	$1,934,699	$456,273	$213,753

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

	Years Ended December 31,
	2022	2021	2020
	(In thousands)
(a) Intersegment eliminations primarily related to Digital performance marketing commissions earned for the placement of magazine subscriptions for Print.

Angi Inc.
Domestic
Ads and Leads:
Consumer connection revenue	$954,735	$898,422	$899,175
Advertising revenue	265,466	252,206	226,505
Membership subscription revenue	60,411	68,062	74,073
Other revenue	1,449	8,384	19,002
Total Ads and Leads revenue	1,282,061	1,227,074	1,218,755
Services revenue	381,256	289,948	162,539
Roofing revenue	137,509	68,028	—
Intersegment eliminations(b)	(10,340)	(1,907)	—
Total Domestic revenue	1,790,486	1,583,143	1,381,294
International
Consumer connection revenue	71,851	68,686	57,692
Service professional membership subscription revenue	28,192	32,367	27,225
Advertising and other revenue	995	1,242	1,714
Total International revenue	101,038	102,295	86,631
Total Angi Inc. revenue	$1,891,524	$1,685,438	$1,467,925

(b) Intersegment eliminations related to Ads and Leads revenue earned from the sale of leads to Roofing.

Search
Advertising revenue:
Google advertising revenue	$525,987	$675,892	$506,077
Non-Google advertising revenue	200,435	183,427	90,286
Total advertising revenue	726,422	859,319	596,363
Other revenue	5,009	14,027	16,911
Total Search revenue	$731,431	$873,346	$613,274

Emerging & Other
Subscription revenue	$368,401	$367,159	$303,482
Marketplace revenue	261,314	243,970	138,863
Media production and distribution revenue	31,555	44,517	3,585
Advertising revenue:
Non-Google advertising revenue	16,057	19,047	16,236
Google advertising revenue	2,192	2,981	3,130
Total advertising revenue	18,249	22,028	19,366
Service and other revenue	6,437	7,501	4,463
Total Emerging & Other revenue	$685,956	$685,175	$469,759

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Revenue by geography is based on where the customer is located. Geographic information about revenue and long-lived assets is presented below:

	Years Ended December 31,
	2022	2021	2020
	(In thousands)
Revenue:
United States	$4,837,367	$3,184,653	$2,309,504
All other countries	397,913	514,974	455,032
Total	$5,235,280	$3,699,627	$2,764,536

	December 31,
	2022	2021
	(In thousands)
Long-lived assets (excluding goodwill, intangible assets and ROU assets):
United States	$502,977	$562,628
All other countries	7,637	7,897
Total	$510,614	$570,525
The following tables present operating income (loss) and Adjusted EBITDA by reportable segment:

	Years Ended December 31,
	2022	2021	2020
	(In thousands)
Operating (loss) income:
Dotdash Meredith
Digital	$(66,629)	$73,980	$50,241
Print	(54,448)	(6,527)	—
Other(c)	(67,014)	(60,277)	—
Total Dotdash Meredith(d)	(188,091)	7,176	50,241
Angi Inc.
Ads and Leads	85,593	65,485	133,365
Services	(95,166)	(63,984)	(44,592)
Roofing	(50,685)	(8,596)	—
Other(c)	(61,794)	(56,196)	(84,674)
International	(4,253)	(13,222)	(10,467)
Total Angi Inc.	(126,305)	(76,513)	(6,368)
Search	83,398	108,334	(248,711)
Emerging & Other	(106,154)	(22,738)	(70,896)
Corporate	(137,619)	(153,326)	(261,929)
Total	$(474,771)	$(137,067)	$(537,663)
_____________________
(c)    Other comprises unallocated corporate expenses.
(d)    Dotdash Meredith includes restructuring charges of $80.2 million for the year ended December 31, 2022, which include $7.0 million of impairment charges included in "Depreciation" in the statement of operations. The years ended December 31, 2022 and 2021 also include transaction-related expenses of $7.1 million and $30.2 million, respectively, related to the acquisition of Meredith. See "Note 5—Dotdash Meredith Restructuring Charges, Transaction-Related Expenses and Change-in-Control Payments" for additional information.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

	Years Ended December 31,
	2022	2021	2020
	(In thousands)
Adjusted EBITDA:(e)
Dotdash Meredith(f)
Digital	$186,696	$91,179	$66,206
Print	$31,135	$2,639	$—
Other(c)	$(65,682)	$(60,196)	$—
Angi Inc.
Ads and Leads	$168,952	$136,260	$230,797
Services	$(52,126)	$(48,203)	$(29,253)
Roofing	$(21,400)	$(7,511)	$—
Other(c)	$(49,866)	$(46,066)	$(23,870)
International	$(481)	$(6,615)	$(4,870)
Search	$83,486	$108,381	$51,344
Emerging & Other	$(1,643)	$33,383	$(37,699)
Corporate	$(79,521)	$(95,985)	$(147,433)
_____________________
(e)    The Company's primary financial measure and GAAP segment measure is Adjusted EBITDA, which is defined as operating income: excluding: (1) stock-based compensation expense; (2) depreciation; and (3) acquisition-related items consisting of (i) amortization of intangible assets and impairments of goodwill and intangible assets, if applicable, and (ii) gains and losses recognized on changes in the fair value of contingent consideration arrangements.
(f)    Dotdash Meredith includes restructuring charges of $73.2 million for the year ended December 31, 2022. The years ended December 31, 2022 and 2021 also include transaction-related expenses of $7.1 million and $30.2 million, respectively, related to the acquisition of Meredith. See "Note 5—Dotdash Meredith Restructuring Charges, Transaction-Related Expenses and Change-in-Control Payments" for additional information.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

The following tables reconcile operating (loss) income for the Company's reportable segments and net earnings attributable to IAC shareholders to Adjusted EBITDA:

	Year Ended December 31, 2022
	Operating (Loss) Income(d)	Stock-Based Compensation Expense	Depreciation(g)	Amortization of Intangibles	Acquisition-related Contingent Consideration Fair Value Adjustments	Goodwill Impairment	Adjusted EBITDA(e)(f)
	(In thousands)
Dotdash Meredith
Digital	$(66,629)	$20,596	$27,569	$205,772	$(612)	$—	$186,696
Print	(54,448)	$1,023	$12,620	$71,940	$—	$—	$31,135
Other(c)	(67,014)	$136	$1,196	$—	$—	$—	$(65,682)
Angi Inc.
Ads and Leads	85,593	$19,972	$52,737	$10,650	$—	$—	$168,952
Services	(95,166)	$18,012	$21,904	$3,124	$—	$—	$(52,126)
Roofing	(50,685)	$1,866	$747	$667	$—	$26,005	$(21,400)
Other(c)	(61,794)	$11,928	$—	$—	$—	$—	$(49,866)
International	(4,253)	$890	$2,882	$—	$—	$—	$(481)
Search	83,398	$—	$88	$—	$—	$—	$83,486
Emerging & Other	(106,154)	$507	$1,691	$15,565	$—	$86,748	$(1,643)
Corporate (g)	(137,619)	$48,546	$9,552	$—	$—	$—	$(79,521)
Total	(474,771)
Interest expense	(110,165)
Unrealized loss on investment in MGM	(723,515)
Other expense, net	(217,785)
Loss from continuing operations before income taxes	(1,526,236)
Income tax benefit	331,087
Net loss from continuing operations	(1,195,149)
Earnings from discontinued operations, net of tax	2,694
Net loss	(1,192,455)
Net loss attributable to noncontrolling interests	22,285
Net loss attributable to IAC shareholders	$(1,170,170)
_____________________
(g) Includes stock-based compensation expense for stock-based awards granted to employees of Corporate, Search and all Emerging & Other businesses other than Vivian Health.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31, 2021
	Operating Income (Loss)(d)	Stock-Based Compensation Expense	Depreciation	Amortization of Intangibles	Acquisition-related Contingent Consideration Fair Value Arrangements	Adjusted EBITDA(e)
	(In thousands)
Dotdash Meredith
Digital	$73,980	$1,438	$4,257	$11,512	$(8)	$91,179
Print	(6,527)	$—	$1,827	$7,339	$—	$2,639
Other(c)	(60,277)	$—	$81	$—	$—	$(60,196)
Angi Inc.
Ads and Leads	65,485	$12,722	$46,025	$12,028	$—	$136,260
Services	(63,984)	$4,672	$7,049	$4,060	$—	$(48,203)
Roofing	(8,596)	$531	$221	$333	$—	$(7,511)
Other(c)	(56,196)	$10,121	$—	$9	$—	$(46,066)
International	(13,222)	$656	$5,951	$—	$—	$(6,615)
Search	108,334	$—	$47	$—	$—	$108,381
Emerging & Other	(22,738)	$101	$1,462	$39,558	$15,000	$33,383
Corporate (g)	(153,326)	$49,246	$8,095	$—	$—	$(95,985)
Total	(137,067)
Interest expense	(34,264)
Unrealized gain on investment in MGM	789,283
Other income, net	111,854
Earnings from continuing operations before income taxes	729,806
Income tax provision	(138,990)
Net earnings from continuing operations	590,816
Loss from discontinued operations, net of tax	(1,831)
Net earnings	588,985
Net loss attributable to noncontrolling interests	8,562
Net earnings attributable to IAC shareholders	$597,547

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31, 2020
	Operating Income (Loss)	Stock-Based Compensation Expense	Depreciation	Amortization of Intangibles	Acquisition-related Contingent Consideration Fair Value Adjustments	Goodwill Impairment	Adjusted EBITDA(e)
	(In thousands)
Dotdash Meredith	$50,241	$—	$1,794	$14,171	$—	$—	$66,206
Angi Inc.
Ads and Leads	133,365	$14,241	$44,748	$38,443	$—	$—	$230,797
Services	(44,592)	$7,601	$3,638	$4,100	$—	$—	$(29,253)
Roofing	—	$—	$—	$—	$—	$—	$—
Other(c)	(84,674)	$60,752	$—	$52	$—	$—	$(23,870)
International	(10,467)	$1,055	$4,235	$307	$—	$—	$(4,870)
Search	(248,711)	$—	$2,709	$32,200	$—	$265,146	$51,344
Emerging & Other	(70,896)	$100	$2,449	$37,566	$(6,918)	$—	$(37,699)
Corporate (g)	(261,929)	$105,246	$9,250	$—	$—	$—	$(147,433)
Total	(537,663)
Interest expense	(16,166)
Unrealized gain on investment in MGM	840,550
Other expense, net	(42,561)
Earnings from continuing operations before income taxes	244,160
Income tax benefit	45,707
Net earnings from continuing operations	289,867
Loss from discontinued operations, net of tax	(21,281)
Net earnings	268,586
Net earnings attributable to noncontrolling interests	1,140
Net earnings attributable to IAC shareholders	$269,726
The following table presents capital expenditures by reportable segment:

	Years Ended December 31,
	2022	2021	2020
	(In thousands)
Capital expenditures:
Dotdash Meredith	$12,885	$4,823	$5,445
Angi Inc.	116,352	70,215	52,488
Search	17	178	47
Emerging & Other	10,109	894	1,363
Corporate	390	14,100	1,383
Total	$139,753	$90,210	$60,726

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

NOTE 12—STOCK-BASED COMPENSATION
IAC currently has one active plan (the "Plan") under which stock-based awards denominated in shares of or stock-based awards settleable in IAC common stock have been and may be granted. This Plan was an Old IAC plan and was adopted by the Company and became effective upon the consummation of the MTCH Separation. The Plan has a stated term of ten years. The Plan does not specify grant dates or vesting schedules of awards as those determinations have been delegated to the Compensation and Human Resources Committee of IAC's Board of Directors (the "Committee"). Each grant agreement reflects the vesting schedule for that grant as determined by the Committee. There are also outstanding stock-based awards that were granted under older plans that have since expired or been discontinued. The Plan provides for grants of stock options to acquire shares of IAC common stock (the exercise price of stock options granted will not be less than the market price of the Company's common stock on the grant date), RSUs denominated in shares of IAC common stock, including those that may be linked to the achievement of the Company's stock price, known as market-based awards ("MSUs") and those that may be linked to the achievement of a performance target, known as performance-based awards ("PSUs"), restricted stock, as well as other equity awards, including those denominated or settleable in IAC shares. The Plan authorizes the Company to grant awards to its employees, officers, directors and consultants. At December 31, 2022, there are 31.4 million IAC common shares of stock reserved for future issuance under this plan.
IAC Denominated Stock-based Awards
IAC Restricted Common Stock
On November 5, 2020, the Company entered into a new, ten-year employment agreement and a Restricted Stock Agreement ("RSA Agreement") with Joseph Levin, IAC's Chief Executive Officer ("CEO"). The RSA Agreement provides for a grant of 3,000,000 shares of IAC restricted common stock that cliff vest on the ten-year anniversary of the grant date based on satisfaction of IAC's stock price targets and Mr. Levin's continued employment through the vesting date.
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
The value of the restricted common stock grant was estimated using a lattice model that incorporates a Monte Carlo simulation of IAC's stock price. The fair value of the restricted common stock grant on November 5, 2020 was $61.06 per share. The total grant date fair value of the award was $183.2 million.
In connection with the Spin-off, pursuant to the RSA Agreement, the stock price targets of the IAC restricted stock award were adjusted to reflect the effect of the Spin-off and Vimeo entered into a separate restricted stock agreement granting Mr. Levin shares of Vimeo common stock subject to the same terms and conditions of the RSA Agreement except for the stock price targets for each respective award. The total fair value of the modified IAC restricted stock award and the new Vimeo restricted stock award was $228.3 million, of which $141.1 million was allocated to the IAC restricted stock award and $87.3 million was allocated to the Vimeo restricted stock award. Both awards were estimated using a lattice model that incorporated a Monte Carlo simulation of IAC's and Vimeo's stock price on the modification date. In connection with the modified IAC restricted stock award, $10.1 million of expense had previously been recorded prior to the Spin-off and $131.0 million of expense is to be recognized over the remaining vesting period. At December 31, 2022, there is $108.7 million of unrecognized compensation cost that is left to be recognized related to this award.
IAC Restricted Stock Units
RSU awards currently outstanding generally cliff-vest after a five-year period from the grant date. There are no MSU or PSU awards outstanding at December 31, 2022 and 2021.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

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
Unvested RSUs outstanding at December 31, 2022 and changes during the period ended December 31, 2022 are as follows:

	RSUs
	Number of Shares	Weighted Average Grant Date Fair Value
	(Shares in thousands)
Unvested at January 1	1,546	$80.38
Granted	280	114.27
Vested	(284)	44.87
Forfeited	(84)	77.27
Unvested at December 31	1,458	$93.29
RSU awards are settled on a net basis, with the award holder entitled to receive IAC shares equal to the number of RSUs vesting less a number of shares with a value equal to the required cash tax withholding payment, which will be paid by the Company. The number of IAC common shares that would be required to net settle RSUs outstanding at February 10, 2023 is 0.7 million shares. In addition, withholding taxes, which will be paid by the Company on behalf of the employees upon vesting, would have been $35.9 million at February 10, 2023, assuming a 50% withholding rate.
The weighted average fair value of RSUs granted for the years ended December 31, 2022 and 2021 and for the period from the MTCH Separation through December 31, 2020, based on market prices of IAC's common stock on the grant date, was $114.27, $171.53 and $128.82, respectively.
The total fair value of RSUs that vested for the years ended December 31, 2022 and 2021 and for the period from the MTCH Separation through December 31, 2020 was $12.7 million, $15.9 million and $3.8 million, respectively. During 2020, all outstanding MSUs vested. The total fair value of MSUs that vested for the period from the MTCH Separation through December 31, 2020 was $43.6 million.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

IAC Stock Options
All outstanding stock options are fully vested.
Stock options outstanding at December 31, 2022 and changes during the period ended December 31, 2022 are as follows:

	December 31, 2022
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
	(Shares and intrinsic value in thousands)
Options Outstanding at January 1	2,896	$13.98
Granted	—	—
Exercised	(74)	11.51
Forfeited	—	—
Expired	—	—
Options Outstanding at December 31	2,822	$14.05	2.7	$85,661
Options exercisable	2,822	$14.05	2.7	$85,661
The aggregate intrinsic value in the table above represents the difference between IAC's closing stock price on the last trading day of 2022 and the exercise price, multiplied by the number of in-the-money options that would have been exercised had all option holders exercised their options on December 31, 2022. The total intrinsic value of IAC stock options exercised during the years ended December 31, 2022 and 2021 and for the period from the MTCH Separation through December 31, 2020 was $3.4 million, $135.1 million and $74.8 million, respectively.
The following table summarizes the information about stock options outstanding and exercisable at December 31, 2022:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding at December 31, 2022	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Exercisable at December 31, 2022	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
	(Shares in thousands)
Less than $10.00	529	2.7	$8.54	529	2.7	$8.54
$10.01 to $15.00	691	2.2	13.62	691	2.2	13.62
$15.01 to $20.00	1,598	2.9	16.04	1,598	2.9	16.04
Greater than $20.01	4	4.6	21.17	4	4.6	21.17
	2,822	2.7	$14.05	2,822	2.7	$14.05
The fair value of stock option awards, with the exception of market-based awards, is estimated on the grant date using the Black-Scholes option pricing model. The Black-Scholes option pricing model incorporates various assumptions, including expected volatility, risk-free interest rate and expected term.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

The Company has the discretion to settle IAC stock options net of withholding tax and exercise price or require the award holder to pay its share of the withholding tax, which he or she may do so by selling IAC common shares. The aggregate intrinsic value of IAC's stock options outstanding as of February 10, 2023, is $105.7 million. Assuming all stock options outstanding on February 10, 2023 were net settled on that date, the Company would have issued 1.0 million common shares and would have remitted $52.9 million in cash for withholding taxes (assuming a 50% withholding rate). Assuming all stock options outstanding on February 10, 2023 were settled through the issuance of a number of IAC common shares equal to the number of stock options exercised, the Company would have issued 2.8 million common shares and would have received $39.3 million in cash proceeds.
Stock-based Awards Denominated in the Shares of Certain Subsidiaries
Non-publicly traded Subsidiaries
The following description excludes awards denominated in Angi Inc. shares.
The Company has granted stock settled stock appreciation rights to employees and management that are denominated in the equity of certain non-publicly traded subsidiaries of the Company. These equity awards vest over a period of years or upon the occurrence of certain prescribed events. The value of the stock settled stock appreciation rights is tied to the value of the common stock of these subsidiaries. Accordingly, these interests only have value to the extent the relevant business appreciates in value above the initial value utilized to determine the exercise price. These interests can have significant value in the event of significant appreciation. The fair value of these interest is generally determined by the Board of Directors of the applicable subsidiary, which will occur at various dates through 2029. These equity awards are settled on a net basis, with the award holder entitled to receive a payment in IAC common shares equal to the intrinsic value of the award at exercise less an amount equal to the required cash tax withholding payment, which will be paid by the Company. The number of IAC common shares ultimately needed to settle these awards may vary significantly from the estimated number below as a result of both movements in our stock price and a determination of fair value of the relevant subsidiary that is different than our estimate. The expense associated with these equity awards is initially measured at fair value at the grant date and is expensed as stock-based compensation over the vesting term. The number of IAC common shares that would be required to settle these interests at current estimated fair values, including vested and unvested interests, at February 10, 2023 is 0.3 million shares. Withholding taxes, which will be paid by the Company on behalf of the employees upon exercise, would have been $16.5 million at February 10, 2023, assuming a 50% withholding rate.

Angi Inc.
Angi Inc. currently settles all of its equity awards on a net basis. Certain Angi Inc. stock appreciation rights issued prior to the transaction resulting in formation of Angi Inc. in 2017 (the "Combination") are settleable in either shares of Angi Inc. common stock or shares of IAC common stock at IAC's option. If settled in IAC common stock, Angi Inc. reimburses IAC in shares of its common stock. The aggregate intrinsic value of these awards outstanding at February 10, 2023 is $0.1 million; assuming these awards were net settled on that date, the withholding taxes that would be payable by Angi Inc. are less than $0.1 million, assuming a 50% withholding rate, and Angi Inc. would have issued less than 0.1 million shares. Certain equity awards denominated in shares of Angi Inc.'s subsidiaries may be settled in either shares of Angi Inc. common stock or IAC common stock at IAC's option. To the extent shares of IAC common stock are issued in settlement of these awards, Angi Inc. is obligated to reimburse IAC for the cost of those shares by issuing shares of Angi Inc. common stock. The aggregate intrinsic value of all other Angi Inc. equity awards, including stock options, RSUs and subsidiary denominated equity at February 10, 2023 is $59.0 million; assuming these awards were net settled on that date, the withholding taxes that would be payable by Angi Inc. on behalf of the employees are $28.9 million, assuming a 50% withholding rate, and Angi Inc. would have issued 10.4 million shares of its common stock.
Modification of awards
During 2020, the Company modified certain equity awards in connection with the MTCH Separation and recognized a modification charge of $56.6 million, of which $55.7 million was recognized as stock-based compensation expense in the year ended December 31, 2020 and the remaining charge related to the modified awards was recognized over 2021 and 2022. In addition, certain other equity awards were modified during 2020 resulting in modification charges of $20.5 million in the aggregate, all of which was recorded in 2020 and $14.1 million of which was recorded by Angi Inc.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

In connection with the Combination, the previously issued HomeAdvisor (US) stock appreciation rights were converted into Angi Inc. equity awards resulting in a modification charge of $217.7 million of which $0.9 million and $21.1 million were recognized as stock-based compensation expense in the years ended December 31, 2021 and 2020, respectively.
Forfeitures and Unrecognized Compensation Cost
The amount of stock-based compensation expense recognized in the statement of operations is net of estimated forfeitures. The forfeiture rate is estimated at the grant date based on historical experience and revised, if necessary, in subsequent periods if actual forfeitures differ from the estimated rate. The expense ultimately recorded is for the awards that vest. At December 31, 2022, there is $322.4 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 4.5 years.
Tax Benefits
The total income tax benefit recognized in the statement of operations for the years ended December 31, 2022, 2021 and 2020 related to all stock-based compensation expense is $20.0 million, $101.8 million and $198.3 million, respectively.
The aggregate income tax benefit recognized related to the exercise of stock options for the years ended December 31, 2022, 2021 and 2020, is $1.7 million, $81.0 million, and $165.8 million, respectively. There may be some delay in the timing of the realization of the cash benefit of the income tax deductions related to stock-based compensation because it will be dependent upon the amount and timing of future taxable income and the timing of estimated income tax payments.
NOTE 13—PENSION AND POSTRETIREMENT BENEFIT PLANS
Pension and Postretirement Plans
In connection with the acquisition of Meredith, the Company assumed the obligations under Meredith’s various pension plans. The plans include U.S. noncontributory pension plans that cover substantially all employees who were employed by Meredith prior to January 1, 2018. There are two international pension plans in the U.K., including the IPC Pension Scheme ("IPC Plan"); the international plans have no active participants. The two U.S. and two U.K. plans consist of a qualified (funded) plan and a nonqualified (unfunded) plan in each country. These plans provide participants with retirement benefits in accordance with benefit provision formulas. The nonqualified pension plans provide retirement benefits to certain highly compensated employees. The Company also assumed Meredith's defined healthcare and life insurance plans that provide benefits to eligible employees upon their retirement.
On July 28, 2022, following approval by the trustees of the IPC Plan, the IPC Plan entered into an annuity contract with a private limited life insurance company covering all IPC Plan participants who were not covered by an annuity contract entered into in May 2020. The annuity contracts are designed to provide payments equal to all future designated contractual benefit payments to covered participants until the annuity contracts are settled. The value of the annuity contracts and the liabilities with respect to participants are expected to match (i.e., the full benefits have been annuitized). The Company remains responsible for paying pension benefits to the IPC Pension Scheme participants. While the Company currently does not expect to be required to make additional contributions to the IPC Pension Scheme, this may change based upon future events or as additional information becomes available.
On September 13, 2022, the board of directors of Meredith voted unanimously to freeze and terminate the U.S. funded pension plan effective December 31, 2022. All participants in this plan on the termination date continue as participants in the plan with respect to their accrued benefits until their accrued benefits are distributed to them or their beneficiaries. In addition, the participant's covered compensation was frozen effective December 31, 2022. Participants will no longer receive a benefit credit under the plan, but participants will continue to receive interest credits pursuant to the terms of the plan. The Company does not expect to have to make any contributions to the plan in the future due to its termination and overfunded status.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Obligations and Funded Status
Change in Net Assets/Liabilities
The following tables present changes in, and components of, the Company's net assets/liabilities for pension and other postretirement benefits:

	Year Ended December 31, 2022			Year Ended December 31, 2021
	Pension		Postretirement	Pension		Postretirement
	Domestic	International	Domestic	Domestic	International	Domestic
	(In thousands)
Change in benefit obligation
Benefit obligation, beginning of year	$166,800	$790,663	$10,808	$—	$—	$—
Acquisition and related fair value adjustments (a)	23,345	—	—	154,920	850,774	10,923
Service cost	3,562	—	7	368	—	1
Interest cost	4,372	15,014	262	224	981	22
Net actuarial gain	(7,262)	(210,284)	(3,717)	(158)	(54,660)	(132)
Benefits paid (including lump sums)	(9,105)	(15,521)	150	(339)	(1,529)	(6)
Settlements	(96,100)	(34,374)	(3,037)	—	(9,361)	—
Curtailment gain	(3,060)	—	—	—	—	—
Contractual termination benefits	—	—	—	11,785	—	—
Plan transfer (b)	(9,564)	—	—	—	—	—
Foreign currency exchange rate impact	—	(77,669)	—	—	4,458	—
Benefit obligation, end of year	$72,988	$467,829	$4,473	$166,800	$790,663	$10,808
Change in plan assets
Fair value of plan assets, beginning of year	$132,326	$1,015,274	$—	$—	$—	$—
Acquisition and related fair value adjustments (a)	18,596	—	—	129,765	1,053,902	—
Actual return on plan assets	(12,657)	(397,417)	—	2,886	(62,744)	—
Employer contributions	44,221	122	—	14	29,229	6
Benefits paid (including lump sums)	(9,105)	(15,521)	—	(339)	(1,529)	(6)
Settlements	(95,182)	(34,374)	—	—	(9,361)	—
Foreign currency exchange rate impact	—	(100,193)	—	—	5,777	—
Fair value of plan assets, end of year	$78,199	$467,891	$—	$132,326	$1,015,274	$—
Over (under) funded status, end of year	$5,211	$62	$(4,473)	$(34,474)	$224,611	$(10,808)
_____________________
(a)     All pension and postretirement plans were acquired with the acquisition of Meredith on December 1, 2021. The purchase accounting for the acquisition of Meredith was completed in the fourth quarter of 2022.
(b)    Obligations and assets associated with certain former Meredith Corporation employees were transferred during 2022 to the third-party that purchased the entity on December 1, 2021.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Benefits paid directly from Dotdash Meredith assets are included both in employer contributions and benefits paid.
Domestic Plans
The acquisition of Meredith triggered settlement of the entire benefit obligation of one of the two unfunded plans. This plan was paid out in its entirety as was a substantial portion of the benefit obligations of the other unfunded plan. These payments are included in the $96.1 million of settlements in the table above and resulted in the overall increase in the funded status of the domestic pension plans. See "Note 5—Dotdash Meredith Restructuring Charges, Transaction-Related Expenses and Change-in-Control Payments" for additional information on the change-in-control payments. For the funded plan, higher interest rates and losses on equity securities led to a decrease in plan assets; and the higher interest rates reduced plan obligations. The gains realized on the plan's obligation did not offset the loss on assets, resulting in an overall loss for the year ended December 31, 2022. Additionally, the funded plan realized a curtailment gain as a result of the benefit freeze of the plan discussed above, but this gain was nearly offset by a loss realized for the measurement of the plan on a termination basis. The net actuarial gain included in the change in benefit obligation for the domestic postretirement plans for the year ended December 31, 2022 is the result of demographic shifts in the covered participants.
International Plans
The international pension plans primarily consist of the IPC Plan. The overall decline in the funded status of the plan during the year was due to the impact of higher interest rates with the decline in the value of assets exceeding the benefit of the reduction in the plan obligation, resulting in an overall loss for the year ended December 31, 2022.
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

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Balance Sheet Classification
The following amounts are recognized in the December 31, 2022 and 2021 balance sheet, respectively:

	Year Ended December 31, 2022			Year Ended December 31, 2021
	Pension		Postretirement	Pension		Postretirement
	Domestic	International	Domestic	Domestic	International	Domestic
	(In thousands)
Other non-current assets
Prepaid benefit cost	$9,561	$4,358	$—	$24,318	$231,791	$—
Accrued expenses and other current liabilities
Accrued benefit liability	(698)	(127)	(475)	(52,523)	—	(1,146)
Other long-term liabilities
Accrued benefit liability	(3,652)	(4,169)	(3,998)	(6,269)	(7,180)	(9,662)
Net amount recognized	$5,211	$62	$(4,473)	$(34,474)	$224,611	$(10,808)
The accumulated benefit obligation for the domestic defined benefit pension plans was $72.5 million and $159.2 million at December 31, 2022 and 2021, respectively. The accumulated benefit obligation for the international defined benefit pension plans was $467.8 million and $790.7 million at December 31, 2022 and 2021, respectively.
Accumulated and Projected Benefit Obligations
The following table provides information about pension plans with projected benefit obligations and accumulated benefit obligations in excess of plan assets:

	Year Ended December 31, 2022		Year Ended December 31, 2021
	Domestic	International	Domestic	International
	(In thousands)
Projected benefit obligation	$4,350	$4,296	$58,789	$7,179
Accumulated benefit obligation	$3,831	$4,296	$57,669	$7,179
Fair value of plan assets	$—	$—	$—	$—

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Costs
The components of net periodic benefit cost (credit) recognized in the statement of operations were as follows:

	Year Ended December 31, 2022			Year Ended December 31, 2021
	Pension		Postretirement	Pension		Postretirement
	Domestic	International	Domestic	Domestic	International	Domestic
	(In thousands)
Service cost	$3,562	$—	$7	$368	$—	$1
Interest cost	4,372	15,014	262	224	981	22
Expected return on plan assets	(2,748)	(16,857)	—	(564)	(1,640)	—
Actuarial loss (gain) recognition	8,154	208,957	(3,717)	(2,480)	9,724	(132)
Settlement	(918)	—	(3,037)	—	—	—
Contractual termination benefits	—	—	—	11,785	—	—
Curtailment gain	(3,060)	—	—	—	—	—
Net periodic benefit cost (credit)	$9,362	$207,114	$(6,485)	$9,333	$9,065	$(109)
The actuarial loss recognition on the international plans is the result of the decrease in the net asset position due to higher interest rates described above. The curtailment gain and settlement loss on the domestic pension and postretirement plans were triggered by the freeze and termination events described above.
The contractual termination benefit charges for the domestic plans in 2021 were related to change-in-control agreements for six executives. The change-in-control payments were triggered by IAC's acquisition of Meredith. The employment agreements for the covered executives provided for immediate vesting in any unvested benefits, as well as an additional three years of continued service, age and pay credit in each of the pension plans in which they were participants. These payments are further discussed in "Note 5—Dotdash Meredith Restructuring Charges, Transaction-Related Expenses and Change-in-Control Payments."
The components of net periodic benefit cost (credit), other than the service cost component, are included in "Other (expense) income, net" in the statement of operations.
Assumptions
Benefit obligations were determined using the following weighted average assumptions:

	Year Ended December 31, 2022			Year Ended December 31, 2021
	Pension		Postretirement	Pension		Postretirement
	Domestic	International	Domestic	Domestic	International	Domestic
Weighted average assumptions
Discount rate	5.41%	4.13%	5.46%	2.04%	1.67%	2.61%
Rate of compensation increase	2.99%	N/A	3.50%	2.95%	N/A	3.50%
Cash balance interest rate credit	2.39%	N/A	N/A	2.13%	N/A	N/A

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Net periodic benefit cost (credit) were determined using the following weighted average assumptions:

	Year Ended December 31, 2022			Year Ended December 31, 2021
	Pension		Postretirement	Pension		Postretirement
	Domestic	International	Domestic	Domestic	International	Domestic
Weighted average assumptions
Discount rate	3.28%	1.67%	2.61%	2.02%	1.40%	2.52%
Expected return on plan assets	2.80%	1.90%	N/A	6.00%	1.90%	N/A
Rate of compensation increase	2.95%	N/A	3.50%	2.90%	N/A	3.50%
Cash balance interest credit rate	3.65%	N/A	N/A	2.04%	N/A	N/A

The assumed healthcare trend rates used to measure the expected cost of benefits were as follows:

	Postretirement
	2022	2021
Assumed healthcare cost trend rate
Rate of increase in healthcare cost levels
Initial level	6.25%	6.50%
Ultimate level	5.00%	5.00%
Years to ultimate level	5	6

Since the Company utilizes the mark-to-market approach to account for pension and postretirement benefits, the expected long-term rate of return on assets has no effect on the overall amount of net periodic benefit cost (credit) recorded for the year. For 2023, the expectation for the U.K. annuity contracts represents the implied yields for those contracts, while for the domestic plan it represents the expected yield on the short-term fixed income securities held.
The value (market-related value) of plan assets is multiplied by the expected long-term rate of return on assets to compute the expected return on plan assets, a component of net periodic pension cost. The market-related value of plan assets is fair value.
Plan Assets
The targeted and weighted average asset allocations by asset category for investments held by the Company’s pension plans are as follows:

	Year Ended December 31, 2022				Year Ended December 31, 2021
	Domestic Allocation		International Allocation		Domestic Allocation		International Allocation
	Target	Actual	Target	Actual	Target	Actual	Target	Actual
Equity securities	—%	—%	—%	—%	62%	63%	1%	2%
Fixed income securities	—%	—%	—%	—%	38%	36%	63%	63%
Other securities (b)	100%	100%	100%	100%	—%	1%	36%	35%
Total	100%	100%	100%	100%	100%	100%	100%	100%
_____________________
(b) Other primarily includes cash and cash equivalents in the U.S. and insurance annuity contracts in the U.K.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Due to the decision to freeze and terminate the U.S. funded pension plan, the plan fiduciaries shifted the investment strategy to seek to preserve capital to protect the strong funded status, manage liquidity to align with potential benefit commencements and optimize yield to take advantage of the rising interest rate environment. The plan adopted a fixed income ladder investment strategy through which most of the plan assets are invested in U.S. Treasury securities of various maturities and a money market fund that invests mostly in U.S. Treasury securities. The objectives of the investment strategy are to minimize default and price risk of the plan assets, and liquidity risk of the plan. Prior to the determination to freeze and terminate the plan, the Company’s investment policy was to seek to maximize investment returns while balancing the Company’s tolerance for risk. The plan fiduciaries of the U.S. funded pension plan oversaw the investment allocation process by selecting investment managers, setting long-term strategic targets and monitoring asset allocations. The investment portfolio contained a diversified blend of equity and fixed-income investments, and equity investments were diversified across domestic and international stocks and between growth and value stocks and small and large capitalizations.
Prior to the purchase of the second annuity contract in the third quarter of 2022, the trustees of the IPC Pension Scheme defined benefit pension plan in the U.K delegated the day-to-day investment decisions of the IPC Plan to a large international fiduciary manager and utilized a separate investment consultant to monitor and evaluate the investment performance of the fiduciary manager. The investment objective of the IPC Plan was to invest the assets prudently to fully fund the IPC Plan over time. As a result of the insurance annuity transaction almost all of the remaining plan assets were converted into the insurance annuity and the trustees no longer required the fiduciary manager to make investment decisions.
Fair value measurements for the U.S. funded pension plan assets were as follows:

	December 31, 2022
	Quoted Market Prices for Identical Assets in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Cash and cash equivalents	$78,199	$—	$—	$78,199

	December 31, 2021
	Quoted Market Prices for Identical Assets in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Investments in registered investment companies
Equity	$65,982	$17,866	$—	$83,848
Fixed income	7,442	39,148	—	46,590
Pooled separate accounts	—	1,888	—	1,888
Total assets at fair value	$73,424	$58,902	$—	$132,326

Equity securities did not include any IAC common stock at December 31, 2021.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Fair value measurements for the international pension plan assets were as follows:

	December 31, 2022
	Quoted Market Prices for Identical Assets in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Cash and cash equivalents	$7,613	$—	$—	$7,613
Insurance annuity contracts	—	—	460,278	460,278
Total assets at fair value	$7,613	$—	$460,278	$467,891

	December 31, 2021
	Quoted Market Prices for Identical Assets in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Cash and cash equivalents	$63,245	$—	$—	$63,245
Pooled investments
Equity	1,154	9,728	—	10,882
Fixed income	6,276	45,362	—	51,638
Other	—	576,414	—	576,414
Insurance annuity contracts	—	—	313,095	313,095
Total assets at fair value	$70,675	$631,504	$313,095	$1,015,274
At December 31, 2021, the international pension plans held investments in liability matching funds whose objective was to provide leveraged returns equal to that of the liabilities. In order to do so, these funds invested in U.K. Treasury Gilt bonds, Gilt Total Return Swaps, Repurchase Transactions, and cash or money markets to provide liquidity to meet payment obligations or post as collateral in the derivative transactions they entered. These liability matching funds were included in Other pooled investments in the table above for December 31, 2021.
The annuity contracts held by the IPC Plan are valued using significant observable inputs. Refer to "Note 2—Summary of Significant Accounting Policies" for a discussion of the three levels in the hierarchy of fair values.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

The following table provides a reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	December 31,
	2022	2021
	(In thousands)
Balance at beginning of year	$313,095	$—
Acquisition	—	327,722
Purchases	440,606	—
Settlements	(13,206)	(1,040)
Change in fair value	(237,248)	(15,326)
Foreign currency translation	(42,969)	1,739
Balance at end of year	$460,278	$313,095
There were no transfers in or out of Level 3 investments for the years ended December 31, 2022 and 2021.
Cash Flows
The Company does not have a minimum funding requirement for the qualified domestic pension plan in 2023 and does not expect to have to make any contributions to the plan in the future due to its termination.
While the Company currently does not expect to be required to make any additional contributions to the IPC Plan, the Company has deposited amounts into an escrow account for the benefit of the IPC Plan that total £5.5 million at December 31, 2022.
The following benefit payments, which will primarily be made from the funded plans, are expected to be paid:

	Pension Benefits		Postretirement Benefits
	Domestic	International	Domestic
Years Ended December 31,	(In thousands)
2023	$17,532	$14,237	$487
2024	56,178	15,035	451
2025	497	15,811	426
2026	294	16,636	394
2027	344	17,594	373
Thereafter	2,188	101,449	1,672
Net amount recognized, end of year	$77,033	$180,762	$3,803

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Defined Contribution Plans
IAC/InterActiveCorp Retirement Savings Plan
IAC employees in the U.S., including employees of Dotdash hired before January 1, 2023, can elect to participate in a retirement savings program, the IAC/InterActiveCorp Retirement Savings Plan (renamed the IAC Inc. Retirement Savings Plan, effective January 1, 2023; the "IAC Plan"), that qualifies under Section 401(k) of the Internal Revenue Code. Under the IAC Plan, participating employees may contribute up to 50% of their pre-tax earnings, but not more than statutory limits. The Company matches 100% of the first 10% of an employee's eligible compensation, subject to IRS limits on the Company's matching contribution maximum, that a participant contributes to the IAC Plan, except for Angi Inc., which matches fifty cents for each dollar a participant contributes in the IAC Plan, with a maximum contribution of 3% of a participant's eligible earnings. The IAC Plan limits Company matching contributions to $10,000 per participant on an annual basis. Matching contributions to the IAC Plan for the years ended December 31, 2022, 2021 and 2020 were $25.6 million, $22.0 million and $16.9 million, respectively. Matching contributions are invested in the same manner as each participant's voluntary contributions in the investment options provided under the IAC Plan. An investment option in the IAC Plan is IAC common stock, but neither participant nor matching contributions are required to be invested in IAC common stock. The increase in matching contributions in 2022 is due primarily to an increase in employee contributions. The increase in matching contributions in 2021 is due primarily to an increase in headcount and employee contributions.
IAC also has or participates in various benefit plans, principally defined contribution plans, for its international employees. IAC's contributions to these plans for the years ended December 31, 2022, 2021 and 2020 were $1.1 million, $0.9 million and $0.7 million, respectively.
Meredith Savings and Investment Plan
In connection with the acquisition of Meredith, the Company assumed its U.S. defined contribution saving plan the Meredith Savings and Investment Plan (the "Meredith Plan"). Eligible employees may participate in the Meredith Plan, which allows eligible employees to contribute a percentage of their salary, commissions, and bonuses in accordance with plan limitations and provisions of Section 401(k) of the Internal Revenue Code and the Company makes matching contributions to the plan subject to the limits of the Meredith Plan. For period after the acquisition through December 31, 2022, the Company matched 100% of the first 4% and 50% of the next 1% of employee contributions for employees eligible for the Company’s pension benefits and 100% of the first 5% for employees ineligible for the Company’s pension benefits. Matching contributions to the Meredith Plan for the years ended December 31, 2022 and 2021 were $10.4 million and $0.8 million, respectively.
Effective January 1, 2023, Dotdash Meredith, as permitted by the relevant IAC Plan documents, merged the Meredith Plan into the IAC Plan. Participants that were previously covered under the Meredith Plan, or hired after January 1, 2023, are eligible for a company match of 100% of the first 5% of employee contributions.
NOTE 14—INCOME TAXES
U.S. and foreign (loss) earnings before income taxes and noncontrolling interests are as follows:

	Years Ended December 31,
	2022	2021	2020
	(In thousands)
U.S.	$(1,320,332)	$758,538	$234,345
Foreign	(205,904)	(28,732)	9,815
Total	$(1,526,236)	$729,806	$244,160
The components of the income tax (benefit) provision are as follows:

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

	Years Ended December 31,
	2022	2021	2020
	(In thousands)
Current income tax provision (benefit):
Federal	$777	$(5,818)	$(29,181)
State	4,712	4,751	2,326
Foreign	1,182	6,680	(496)
Current income tax provision (benefit)	6,671	5,613	(27,351)

Deferred income tax (benefit) provision:
Federal	(252,022)	111,755	(8,097)
State	(44,335)	18,063	(6,126)
Foreign	(41,401)	3,559	(4,133)
Deferred income tax (benefit) provision	(337,758)	133,377	(18,356)
Income tax (benefit) provision	$(331,087)	$138,990	$(45,707)
The tax effects of cumulative temporary differences that give rise to significant deferred tax assets and deferred tax liabilities are presented below. The valuation allowance relates to deferred tax assets for which it is more likely than not that the tax benefit will not be realized.

	December 31,
	2022	2021
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$458,603	$557,329
Long-term lease liabilities	137,869	157,504
Capitalized research & development expenditures	74,179	—
Tax credit carryforwards	64,903	48,081
Accrued expenses	58,697	47,754
Customer deposit liability	22,361	56,194
Other	82,587	78,740
Total deferred tax assets	899,199	945,602
Less: valuation allowance	(124,012)	(112,640)
Net deferred tax assets	775,187	832,962

Deferred tax liabilities:
Investment in subsidiaries	(225,375)	(227,632)
Investment in MGM Resorts International	(212,390)	(385,818)
Intangible assets, net of accumulated amortization	(219,856)	(271,629)
Right-of-use assets	(100,643)	(122,095)
Capitalized software, equipment, leasehold improvements, buildings and land, net	(46,740)	(70,959)
Other	(44,922)	(138,029)
Total deferred tax liabilities	(849,926)	(1,216,162)
Net deferred tax liabilities	$(74,739)	$(383,200)

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

At December 31, 2022, the Company had federal and state net operating losses ("NOLs") of $1.5 billion and $1.1 billion, respectively, available to offset future income. Federal NOLs of $1.3 billion can be carried forward indefinitely and $0.2 billion, if not utilized, will expire at various times between 2031 and 2036. State NOLs of $0.1 billion can be carried forward indefinitely and $1.0 billion, if not utilized, will expire at various times between 2023 and 2042. Federal and state NOLs of $1.3 billion and $0.7 billion, respectively, can be used against future taxable income without restriction and the remaining NOLs will be subject to limitations under Section 382 of the Internal Revenue Code, separate return limitations, and applicable law. At December 31, 2022, the Company had foreign NOLs of $416.2 million available to offset future income. Of these foreign NOLs, $402.7 million can be carried forward indefinitely and $13.5 million, if not utilized, will expire at various times between 2025 and 2042. During 2022, the Company recognized tax benefits related to NOLs of $4.0 million. Included in this amount is $1.7 million of tax benefits of acquired attributes, which was recorded as a reduction to goodwill.
At December 31, 2022, the Company had tax credit carryforwards of $81.4 million. Of this amount, $67.2 million relates to credits for research activities, $12.2 million relates to credits for foreign taxes, and $2.0 million relates to various other credits. Of these credit carryforwards, $13.6 million can be carried forward indefinitely and $67.8 million, if not utilized, will expire between 2023 and 2042.
During 2022, the Company's valuation allowance increased by $11.4 million primarily due to a change in judgement on the realizability of foreign NOLs related to Meredith, acquired by Dotdash on December 1, 2021, and an increase in unbenefited capital losses, partially offset by a decrease in federal NOLs. At December 31, 2022, the Company had a valuation allowance of $124.0 million related to the portion of tax loss carryforwards, foreign tax credits and other items for which it is more likely than not that the tax benefit will not be realized.
A reconciliation of the income tax provision (benefit) to the amounts computed by applying the statutory federal income tax rate to earnings before income taxes is shown as follows:

	Years Ended December 31,
	2022	2021	2020
	(In thousands)
Income tax (benefit) provision at the federal statutory rate of 21%	$(320,510)	$153,259	$51,274
State income taxes, net of effect of federal tax benefit	(26,708)	24,289	16,995
Research credit	(19,041)	(5,094)	(6,078)
Non-deductible goodwill impairment	15,764	—	53,012
Non-deductible executive compensation	12,359	22,358	14,219
Change in valuation allowance on capital losses	10,940	754	11,385
Deferred tax adjustment for enacted changes in tax laws and rates	(7,152)	4,049	(14,508)
Change in judgement on beginning of the year valuation allowance	3,523	20,248	(3,544)
Non-deductible expenses	3,105	4,328	5,947
Stock-based compensation	(2,155)	(91,729)	(163,633)
Amortizable tax basis related to intercompany transaction	—	—	(7,044)
Other, net	(1,212)	6,528	(3,732)
Income tax (benefit) provision	$(331,087)	$138,990	$(45,707)

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits, including penalties but excluding interest, is as follows:

	December 31,
	2022	2021	2020
	(In thousands)
Balance at January 1	$17,449	$18,233	$16,585
Additions for tax positions related to the current year	5,557	2,855	3,419
Settlements	(7,100)	(1,427)	(3,733)
Additions for tax positions of prior years	1,715	3,420	2,313
Reductions for tax positions of prior years	(1,608)	(1,116)	—
Expiration of applicable statutes of limitations	—	(4,516)	(351)
Balance at December 31	$16,013	$17,449	$18,233
The Company is routinely under audit by federal, state, local and foreign authorities in the area of income tax as a result of previously filed separate company and consolidated tax returns with Old IAC and for its tax returns filed on a standalone basis following the MTCH Separation. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. The Internal Revenue Service ("IRS") has completed its audit of Old IAC’s federal income tax returns for the years ended December 31, 2013 through 2019, which include the operations of the Company. The settlement of these tax years has been submitted to the Joint Committee of Taxation for approval. The statute of limitations for the years 2013 through 2019 has been extended to December 31, 2023. Returns filed in various other jurisdictions are open to examination for tax years beginning with 2014. Income taxes payable include unrecognized tax benefits considered sufficient to pay assessments that may result from the examination of prior year tax returns. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may not accurately anticipate actual outcomes and, therefore, may require periodic adjustment. Although management currently believes changes in unrecognized tax benefits from period to period and differences between amounts paid, if any, upon resolution of issues raised in audits and amounts previously provided will not have a material impact on the liquidity, results of operations, or financial condition of the Company, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future.
The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in the income tax provision. At December 31, 2022 and 2021, accruals for interest and penalties are not material.
At December 31, 2022 and 2021, unrecognized tax benefits, including interest and penalties, were $16.6 million and $18.0 million, respectively. Unrecognized tax benefits, including interest and penalties, at December 31, 2022 decreased by $1.4 million due primarily to a reduction in foreign reserves, partially offset by research credits. If unrecognized tax benefits at December 31, 2022 are subsequently recognized, $15.4 million, net of related deferred tax assets and interest, would reduce income tax expense. The comparable amount at December 31, 2021 was $16.7 million. The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease by $0.9 million by December 31, 2023 due to expected settlements of which $0.8 million would reduce the income tax provision.
As a result of the Vimeo Spin-Off, the Company’s net deferred tax liability was adjusted for tax attributes from our federal and consolidated state income tax filings that were allocated between the Company and Vimeo. The allocation of tax attributes that was recorded as of December 31, 2021 was preliminary. Following the filing of income tax returns for the year ended December 31, 2021, the allocation was finalized and an adjustment of $2.7 million was recorded to net earnings from discontinued operations in the year ended December 31, 2022.
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

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

NOTE 15—(LOSS) EARNINGS PER SHARE
The Company treats its common stock and Class B common stock as one class of stock for EPS purposes as both classes of stock participate in earnings, dividends and other distributions on the same basis. The restricted stock award ("the CEO award") granted to our CEO on November 5, 2020 is a participating security and the Company calculates basic EPS using the two-class method since those restricted shares are unvested and have a non-forfeitable dividend right in the event the Company declares a cash dividend on common shares and participate in all other distributions of the Company in the same manner as all other IAC common shares. Diluted EPS is calculated, on the most dilutive basis, which excludes awards that would be anti-dilutive, including the CEO award.
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
The numerator and denominator of basic and diluted EPS computations for the Company’s common stock and Class B common stock are calculated as follows:

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

	Years Ended December 31,
	2022	2021	2020
	(In thousands, except per share data)
Basic EPS:
Numerator:
Net (loss) earnings from continuing operations	$(1,195,149)	$590,816	$289,867
Net loss attributable to noncontrolling interests of continuing operations	22,285	8,748	726
Net earnings attributed to unvested participating security	—	(20,160)	—
Net (loss) earnings from continuing operations attributable to IAC Common Stock and Class B common stock shareholders	(1,172,864)	579,404	290,593

Earnings (loss) from discontinued operations, net of taxes	2,694	(1,831)	(21,281)
Net (earnings) loss attributable to noncontrolling interests of discontinued operations	—	(186)	414
Net loss attributed to unvested participating security	—	68	—
Net loss from discontinued operations attributable to IAC Common Stock and Class B common stock shareholders	2,694	(1,949)	(20,867)

Net (loss) earnings attributable to IAC Common Stock and Class B common stock shareholders	$(1,170,170)	$577,455	$269,726

Denominator:
Weighted average basic IAC Common Stock and Class B common stock shares outstanding (a)	86,350	86,222	85,355

(Loss) earnings per share:
(Loss) earnings per share from continuing operations attributable to IAC Common Stock and Class B common stock shareholders	$(13.58)	$6.72	$3.40
Earnings (loss) per share from discontinued operations, net of tax, attributable to IAC Common Stock and Class B common stock shareholders	0.03	(0.02)	(0.24)
(Loss) earnings per share attributable to IAC Common Stock and Class B common stock shareholders	$(13.55)	$6.70	$3.16

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

	Years Ended December 31,
	2022	2021	2020
	(In thousands, except per share data)
Diluted EPS:
Numerator:
Net (loss) earnings from continuing operations	$(1,195,149)	$590,816	$289,867
Net loss attributable to noncontrolling interests of continuing operations	22,285	8,748	726
Net earnings attributed to unvested participating security	—	(18,981)	—
Impact from public subsidiaries' dilutive securities (b)	—	406	71
Net (loss) earnings from continuing operations attributable to IAC Common Stock and Class B common stock shareholders	(1,172,864)	580,989	290,664

Earnings (loss) from discontinued operations, net of taxes	2,694	(1,831)	(21,281)
Net (earnings) loss attributable to noncontrolling interests of discontinued operations	—	(186)	414
Net loss attributed to unvested participating security	—	64	—
Net loss from discontinued operations attributable to IAC Common Stock and Class B common stock shareholders	2,694	(1,953)	(20,867)

Net (loss) earnings attributable to IAC Common Stock and Class B common stock shareholders	$(1,170,170)	$579,036	$269,797

Denominator:
Weighted average basic IAC Common Stock and Class B common stock shares outstanding (a)	86,350	86,222	85,355
Dilutive securities (b)(c)(d)(e)	—	5,606	5,593
Denominator for earnings per share—weighted average shares (b)(c)(d)(e)	86,350	91,828	90,948

(Loss) earnings per share:
(Loss) earnings per share from continuing operations attributable to IAC Common Stock and Class B common stock shareholders	$(13.58)	$6.33	$3.20
Earnings (loss) per share from discontinued operations, net of tax, attributable to IAC Common Stock and Class B common stock shareholders	0.03	(0.02)	(0.23)
(Loss) earnings per share attributable to IAC Common Stock and Class B common stock shareholders	$(13.55)	$6.31	$2.97
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
(b)     IAC has the option to settle certain Angi Inc. stock-based awards in its shares. For the year ended December 31, 2022, the Company had a loss from continuing operations and as a result these awards were excluded from computing dilutive earnings per share because the impact would have been anti-dilutive. For the years ended December 31, 2021 and 2020 it was more dilutive for IAC to settle these Angi Inc. equity awards. The impact on net earnings relates to the settlement of Angi Inc.'s dilutive securities in IAC common shares.
(c)     For the year ended December 31, 2022, the Company had a loss from continuing operations and, as a result, approximately 7.9 million potentially dilutive securities were excluded from computing diluted EPS because the impact would have been anti-dilutive. Accordingly, the weighted average basic shares outstanding were used to compute the EPS amounts for the year ended December 31, 2022.

IAC INC. AND SUBSIDIARIES
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
NOTE 16—DISCONTINUED OPERATIONS
On May 25, 2021, IAC completed the Spin-off. Following the Spin-off, Vimeo became an independent, separately traded public company. Therefore, Vimeo is presented as a discontinued operation within the Company's financial statements for all periods.
During the fourth quarter of 2022, the Company allocated to Vimeo certain federal and state net operating losses based on the filing of its 2021 tax returns. The Company recorded a $2.7 million tax benefit through discontinued operations and deferred taxes to reflect this allocation.
The components of the loss from discontinued operations for the period January 1, 2021 through May 25, 2021 and the year ended December 31, 2020 in the statement of operations consisted of the following:

	January 1 through May 25,	Year Ended December 31,
	2021	2020
	(In thousands)
Revenue	$145,514	$283,146
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	39,995	88,589
Selling and marketing expense	54,774	104,216
General and administrative expense	23,343	47,019
Product development expense	35,651	62,803
Depreciation	182	460
Amortization of intangibles	2,983	14,745
Total operating costs and expenses	156,928	317,832
Operating loss from discontinued operations	(11,414)	(34,686)
Interest expense	(140)	—
Other income, net	10,172	93
Loss from discontinued operations before taxes	(1,382)	(34,593)
Income tax (provision) benefit	(449)	13,312
Loss from discontinued operations, net of taxes	$(1,831)	$(21,281)

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

NOTE 17—FINANCIAL STATEMENT DETAILS
Cash and Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the balance sheet to the total amounts shown in the statement of cash flows:

	December 31, 2022	December 31, 2021	December 31, 2020	December 31, 2019
	(In thousands)
Cash and cash equivalents	$1,417,390	$2,118,730	$3,366,176	$837,916
Restricted cash included in other current assets	1,165	1,941	448	503
Restricted cash included in other non-current assets	7,514	1,193	449	409
Cash, cash equivalents, and restricted cash included in current assets of discontinued operations	—	—	110,037	1,904
Total cash and cash equivalents and restricted cash as shown on the statement of cash flows	$1,426,069	$2,121,864	$3,477,110	$840,732
Restricted cash included in "Other current assets" in the balance sheet at December 31, 2022 primarily consists of cash held related to insurance programs at Care.com.
Restricted cash included in "Other current assets" in the balance sheet at December 31, 2021 primarily consists of cash held in escrow related to the IPC Pension Scheme.
Restricted cash included in "Other current assets" in the balance sheet at December 31, 2020 primarily consists of funds collected from service providers for payments in dispute, which are not settled as of the period end, and cash reserved to fund insurance claims at Angi Inc.
Restricted cash included in "Other current assets" in the balance sheet at December 31, 2019 primarily consists of a deposit related to corporate credit cards at Angi Inc.
Restricted cash included in "Other non-current assets" in the balance sheet at December 31, 2022 primarily consists of cash held in escrow related to the IPC Pension Scheme as well as deposits related to leases and an endorsement guarantee related to insurance at Roofing.
Restricted cash included in "Other non-current assets" in the balance sheet at December 31, 2021 consists of deposits related to leases and an endorsement guarantee related to insurance at Roofing. Restricted cash included in "Other non-current assets" in the balance sheet for all other periods presented consists of deposits related to leases.
At December 31, 2022, all of the Company's international cash can be repatriated without significant tax consequences.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Credit Losses
The following table presents the changes in the allowance for credit losses for the years ended December 31, 2022 and 2021, respectively:

	2022	2021
	(In thousands)
Balance at January 1	$36,637	$27,178
Current period provision for credit losses	116,553	89,893
Write-offs charged against the allowance	(107,188)	(82,998)
Recoveries collected	5,367	2,441
Other	(398)	123
Balance at December 31	$50,971	$36,637
Other current assets

	December 31,
	2022	2021
	(In thousands)
Prepaid expenses	$80,039	$73,483
Other	216,524	168,705
Other current assets	$296,563	$242,188

Capitalized software, equipment, leasehold improvements, buildings and land, net

	December 31,
	2022	2021
	(In thousands)
Buildings and leasehold improvements	$305,304	$418,249
Capitalized software and computer equipment	291,600	386,421
Furniture and other equipment	137,570	181,605
Land	20,234	33,919
Projects in progress	30,379	47,218
Total gross carrying amount	785,087	1,067,412
Accumulated depreciation and amortization	(274,473)	(496,887)
Capitalized software, equipment, leasehold improvements, buildings and land, net	$510,614	$570,525

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Accrued expenses and other current liabilities

	December 31,
	2022	2021
	(In thousands)
Accrued employee compensation and benefits	$169,227	$278,418
Customer deposit liability	125,441	146,282
Accrued advertising expense	78,601	67,986
Accrued traffic acquisition costs	50,720	77,913
Other	335,770	412,280
Accrued expenses and other current liabilities	$759,759	$982,879

Other (expense) income, net

	Years Ended December 31,
	2022	2021	2020
	(In thousands)
Net periodic pension benefit costs, other than the service cost component(a)	$(206,422)	$(17,858)	$—
Unrealized (decrease) increase in the estimated fair value of a warrant	(62,495)	104,018	(1,213)
Unrealized (loss) gain related to marketable equity securities	(20,342)	18,788	—
Foreign exchange (losses) gains, net(b)	(8,503)	(13,636)	674
Net realized gain (loss) on sales of businesses, investments and upward (downward) adjustments to the carrying value of equity securities without readily determinable fair values(c)(d)	59,299	18,874	(40,050)
Interest income	24,916	1,351	7,177
Realized gain on the sale of a marketable equity security	—	7,174	—
Loss on extinguishment of debt(e)	—	(1,110)	—
COVID-19 related impairments on a note receivable and a warrant related to certain investees	—	—	(7,517)
Other	(4,238)	(5,747)	(1,632)
Other (expense) income, net	$(217,785)	$111,854	$(42,561)
_____________________
(a)    Includes net pre-tax actuarial losses of $213.4 million and $7.1 million for the years ended December 31, 2022 and 2021, respectively, related to Meredith's IPC Pension Scheme and plans in the U.S. See "Note 13—Pension and Postretirement Benefit Plans" for additional information.
(b)     Includes $10.0 million in foreign exchange losses primarily related to the substantial liquidation of certain foreign subsidiaries in the year ended December 31, 2021.
(c) Includes a gain of approximately $132.2 million on the sale of BlueCrew in the year ended December 31, 2022. On November 9, 2022, the Company completed the sale of BlueCrew, which was included in the Emerging & Other segment, to EmployBridge, a provider of light industrial staffing solutions, for cash and stock with the Company becoming a minority shareholder in the combined company.

(d)    Includes upward and downward adjustments to the carrying value of equity securities without readily determinable fair values. For the years ended December 31, 2022, 2021 and 2020, the Company recorded net (downward) and upward adjustments of $(89.1) million, $8.9 million and $(51.5) million, respectively. Downward adjustments for the year ended December 31, 2020 related to impairments due to COVID-19.
(e)     Represents the write-off of deferred debt issuance costs related to the ANGI Group Term Loan, which was repaid in its entirety during the second quarter of 2021.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Supplemental Disclosure of Cash Flow Information:

	Years Ended December 31,
	2022	2021	2020
	(In thousands)
Cash paid (received) during the year for:
Interest	$98,150	$21,702	$6,524
Income tax payments	$16,407	$9,880	$5,974
Income tax refunds	$(3,004)	$(1,762)	$(2,010)
NOTE 18—CONTINGENCIES
In the ordinary course of business, the Company is a party to various lawsuits. The Company establishes accruals for specific legal matters when it determines that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable. Management has also identified certain other legal matters where the Company believes an unfavorable outcome is not probable and, therefore, no accrual is established. Although management currently believes that resolving claims against the Company, including claims where an unfavorable outcome is reasonably possible, will not have a material impact on the liquidity, results of operations, or financial condition of the Company, these matters are subject to inherent uncertainties and management's view of these matters may change in the future. The Company also evaluates other contingent matters, including uncertain income tax positions and non-income tax contingencies, to assess the likelihood of an unfavorable outcome and estimated extent of potential loss. It is possible that an unfavorable outcome of one or more of these lawsuits or other contingencies could have a material impact on the liquidity, results of operations, or financial condition of the Company. See "Note 14—Income Taxes" for information related to uncertain income tax positions.
NOTE 19—RELATED PARTY TRANSACTIONS
IAC and Angi Inc.
Allocation of CEO Compensation and Certain Expenses
Effective October 10, 2022, Joseph Levin, CEO of IAC and Chairman of Angi Inc., was appointed CEO of Angi Inc. Mr. Levin serves as both CEO of IAC and Angi Inc. following his appointment. For the period from October 10, 2022 to December 31, 2022, IAC allocated $2.1 million in costs to Angi Inc. (including salary, benefits, stock-based compensation and costs related to the CEO’s office). These costs were allocated from IAC based upon time spent on Angi Inc. by Mr. Levin. Management considers the allocation method to be reasonable. The allocated costs include costs directly attributable to Angi Inc. that were initially paid for by IAC and billed by IAC to Angi Inc.
The Combination and Related Agreements
The Company and Angi Inc., in connection with the transaction resulting in the formation of Angi Inc. in 2017, which is referred to as the "Combination", entered into a contribution agreement; an investor rights agreement; a services agreement; a tax sharing agreement; and an employee matters agreement.

During the year ended December 31, 2022, there have been no IAC equity awards held by Angi Inc. employees exercised or vested, and no exercises and settlements of Angi Inc. stock appreciation rights, that would require, pursuant to the employee matters agreement, reimbursement to IAC in Angi Inc. Class A and Class B common stock.
For the year ended December 31, 2021, 2.6 million shares of Angi Inc. Class A common stock were issued to a subsidiary of the Company pursuant to the employee matters agreement as reimbursement for IAC common stock issued in connection with the exercise and settlement of certain Angi Inc. stock appreciation rights. There were no shares of Angi Inc. Class A common stock issued to IAC during the year ended December 31, 2020.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

For the year ended December 31, 2021, 0.2 million shares of Angi Inc. Class B common stock were issued to a subsidiary of the Company pursuant to the employee matters agreement as reimbursement for shares of IAC common stock issued in connection with the exercise and vesting of IAC equity awards held by Angi Inc. employees. For the year ended December 31, 2020, 0.3 million shares of Angi Inc. Class B common stock were issued to a subsidiary of the Company pursuant to the employee matters agreement as reimbursement for shares of IAC common stock, issued for periods after the MTCH Separation, and Old IAC common stock, issued for periods prior to the MTCH Separation, in connection with the exercise and vesting of IAC and Old IAC equity awards held by Angi Inc. employees.
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
Vimeo has an outstanding payable due to the Company of $0.8 million at both December 31, 2022 and 2021, pursuant to the separation agreement.
For the year ended December 31, 2022 and the period following the Spin-off of May 25, 2021 through December 31, 2021, Vimeo was charged $0.3 million and $0.9 million, respectively, by IAC for services rendered pursuant to the transition services agreement. At December 31, 2022 and December 31, 2021, there were no outstanding receivables or payables pursuant to the transition services agreement.
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
For the year ended December 31, 2022 and the period following the Spin-off of May 25, 2021 through December 31, 2021, Vimeo was charged $4.6 million and $2.6 million, respectively, of rent pursuant to the lease agreements. At December 31, 2022 and December 31, 2021, there were no outstanding receivables due from Vimeo pursuant to the lease agreements.
Relationship with Old IAC prior to the MTCH Separation
The Company’s statement of operations for the year ended December 31, 2020 includes allocations of costs, including stock-based compensation expense, related to Old IAC’s accounting, treasury, legal, tax, corporate support and internal audit functions prior to the MTCH Separation. Old IAC historically allocated costs related to its accounting, treasury, legal, tax, corporate support and internal audit functions that were incurred at the Old IAC legal entity level to its publicly traded subsidiaries, Old MTCH and Angi Inc., for any services provided under the applicable services agreements. The remaining unallocated expenses of Old IAC related to its accounting, treasury, legal, tax, corporate support and internal audit functions were allocated to the Company. Allocated costs, inclusive of stock-based compensation expense, in 2020 prior to the MTCH Separation, were $85.5 million. It is not practicable to determine the actual expenses that would have been incurred for these services had the Company operated as a standalone entity during the period presented. Management considers the allocation method to be reasonable.
The portion of interest income reflected in the statement of operations that is related party in nature was $0.1 million in 2020 prior to the MTCH Separation, and is included in ‘‘Interest income, net’’ in the table below.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

The following table summarizes the components of the net increase in Old IAC’s investment in the Company for the period prior to the MTCH Separation:

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
IAC and Old MTCH
Prior to the MTCH Separation, for the six months ended June 30, 2020, the date of the MTCH Separation, Old MTCH incurred rent expense of $1.4 million for leasing office space for certain of its businesses at properties owned by the Company. The amount was paid in full by Old MTCH at the date of the MTCH Separation. After the MTCH Separation, Match Group is no longer a related party.
On January 31, 2020, Old IAC contributed two office buildings in Los Angeles to Old MTCH, which are primarily occupied and were previously leased from the Company by Tinder. In connection with this contribution, the Company entered into a lease with Old MTCH for office space in one of the buildings and for the six months ended June 30, 2020, the date of the MTCH Separation, the Company paid Old MTCH less than $0.1 million under the lease. Old MTCH issued 1.4 million shares of Old MTCH common stock to Old IAC for the buildings.
IAC and Expedia
At December 31, 2022, the Company and Expedia each had a 50% ownership interest in two aircraft that may be used by both companies. One of these aircraft was delivered in the third quarter of 2021; IAC and Expedia each made the payments to acquire their respective interest in this aircraft directly to third parties. In the fourth quarter of 2022, the Company and Expedia sold a corporate aircraft that was jointly owned for total proceeds of $19.0 million (sales price net of related costs), with each company receiving 50% of the proceeds. Members of the aircraft flight crews are employed by an entity in which the Company and Expedia each have a 50% ownership interest. The Company and Expedia have agreed to share costs relating to flight crew compensation and benefits pro-rata according to each company’s respective usage of the aircraft, for which they are separately billed by the entity described above. The Company and Expedia are related parties because Mr. Diller serves as Chairman and Senior Executive of both IAC and Expedia. For each of the years in the period ended December 31, 2022, the payments made to this entity by the Company were not material.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

In addition, in December 2021, the Company and Expedia entered into agreements pursuant to which Expedia may use certain aircraft owned 100% by a subsidiary of the Company on a cost basis. For the year ended December 31, 2022, the payments made by Expedia to the Company pursuant to this arrangement were not material.

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
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), management, including our Chairman and Senior Executive, Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), conducted an evaluation, as of the end of the period covered by this annual report, of the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on this evaluation, our Chairman and Senior Executive, CEO and CFO concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this annual report.
Management's Report on Internal Control Over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) for the Company. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria for effective internal control over financial reporting described in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
Based on this assessment, management has determined that, as of December 31, 2022, the Company's internal control over financial reporting is effective. The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report, included herein.
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
Changes in Internal Control Over Financial Reporting
The Company monitors and evaluates on an ongoing basis its internal control over financial reporting in order to improve its overall effectiveness. In the course of these evaluations, the Company modifies and refines its internal processes as conditions warrant.

During the quarter ended December 31, 2022, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting. See Item 8. Financial Statements and Supplementary Data and Report of Independent Registered Public Accounting Firm, which report is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of IAC Inc.
Opinion on Internal Control Over Financial Reporting
We have audited IAC Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, IAC Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2022 and 2021, and the related consolidated and combined statements of operations, comprehensive operations, shareholders’ and parent’s equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and the financial statement schedule listed in the Index at Item 15(a), and our report dated March 1, 2023 expressed an unqualified opinion thereon.
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
March 1, 2023

Item 9B.    Other Information
Not applicable.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
The information required by Part III (Items 10, 11, 12, 13 and 14) has been incorporated herein by reference to IAC's definitive proxy statement be used in connection with IAC’s 2023 Annual Meeting of Stockholders (the "2023 Proxy Statement"), as set forth below in accordance with General Instruction G(3) of Form 10-K.
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by Items 401 and 405 of Regulation S-K relating to directors and executive officers of IAC and their compliance with Section 16(a) of the Exchange Act is set forth in the sections entitled "Information Concerning Director Nominees," "Information Concerning IAC Executive Officers Who Are Not Directors" and "Delinquent 16(a) Reports," respectively, in the 2023 Proxy Statement and is incorporated herein by reference. The information required by Item 406 of Regulation S-K relating to IAC's Code of Business Conduct and Ethics is set forth under the caption "Part I-Item 1-Business-Description of IAC Businesses-Additional Information-Code of Business Conduct and Ethics" of this annual report and is incorporated herein by reference. The information required by subsections (c)(3), (d)(4) and (d)(5) of Item 407 of Regulation S-K is set forth in the sections entitled "Corporate Governance" and "The Board and Board Committees" in the 2023 Proxy Statement and is incorporated herein by reference.
Item 11.    Executive Compensation
The information required by Item 402 of Regulation S-K relating to executive and director compensation and pay ratio disclosure is set forth in the sections entitled "Executive Compensation and" "Director Compensation" and "Pay Ratio Disclosure" in the 2023 Proxy Statement and is incorporated herein by reference. The information required by subsections (e)(4) and (e)(5) of Item 407 of Regulation S-K relating to certain compensation committee matters is set forth in the sections entitled "The Board and Board Committees," "Compensation Committee Report" and "Compensation Committee Interlocks and Insider Participation" in the 2023 Proxy Statement and is incorporated herein by reference; provided, however, that the information set forth in the section entitled "Compensation Committee Report" shall be deemed furnished herein and shall not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information regarding ownership of IAC common stock and Class B common stock required by Item 403 of Regulation S-K and securities authorized for issuance under IAC's various equity compensation plans required by Item 201(d) of Regulation S-K is set forth in the sections entitled "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information," respectively, in the 2023 Proxy Statement and is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
Information regarding certain relationships and related transactions involving IAC required by Item 404 of Regulation S-K and director independence determinations required by Item 407(a) of Regulation S-K is set forth in the sections entitled "Certain Relationships and Related Person Transactions" and "Corporate Governance," respectively, in the 2023 Proxy Statement and is incorporated herein by reference.
Item 14.    Principal Accountant Fees and Services
Information required by Item 9(e) of Schedule 14A regarding the fees and services of IAC's independent registered public accounting firm and the pre-approval policies and procedures applicable to services provided to IAC by such firm is set forth in the sections entitled "Fees Paid to Our Independent Registered Public Accounting Firm" and "Audit and Non-Audit Services Pre-Approval Policy," respectively, in the 2023 Proxy Statement and is incorporated herein by reference.

PART IV
Item 15.    Exhibits and Financial Statement Schedules
(a)   List of documents filed as part of this Report:

(1)   Consolidated and Combined Financial Statements of IAC
Report of Independent Registered Public Accounting Firm: Ernst & Young LLP (PCAOB ID: 42).
Consolidated Balance Sheet as of December 31, 2022 and 2021.
Consolidated and Combined Statement of Operations for the Years Ended December 31, 2022, 2021 and 2020.
Consolidated and Combined Statement of Comprehensive Operations for the Years Ended December 31, 2022, 2021 and 2020.
Consolidated Statement of Shareholders' Equity and Combined Statement of Parents Equity for the Years Ended December 31, 2022, 2021 and 2020.
Consolidated and Combined Statement of Cash Flows for the Years Ended December 31, 2022, 2021 and 2020.
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

(3)   Exhibits
The exhibits listed below are filed as part of, or are incorporated by reference in, this annual report. References to "Old IAC" below refer to then IAC/InterActiveCorp under SEC File No. 000-20570. IAC/InterActiveCorp changed its name to IAC Inc., effective August 11, 2022. ANGI Homeservices Inc. changed its name to Angi Inc., effective March 17, 2021.

Exhibit No.	Description	Location
2.1	Agreement and Plan of Merger, dated as of October 6, 2021, by and among, Meredith, New Meredith, Dotdash and, for certain limited purposes set forth therein, IAC/InterActiveCorp.	Filed as Exhibit 2.1 to IAC/InterActiveCorp's Current Report on Form 8-K, filed on October 7, 2021.
2.2	Separation Agreement by and between IAC/InterActiveCorp and Vimeo, Inc., dated as of May 24, 2021.	Filed As Exhibit 2.1 to IAC/InterActiveCorp's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2021.
2.3	Agreement and Plan or Merger by and among IAC/InterActiveCorp, Buzz Merger Sub Inc. and Care.com, Inc., dated December 20, 2019.(1)	Filed as Exhibit 2.1 to Old IAC’s Current Report on Form 8-K, filed on December 23, 2019.
2.4	Transaction Agreement, dated as of December 19, 2019, by and among Old IAC, IAC/InterActiveCorp, Valentine Merger Sub LLC and Match Group, Inc.(1)	Filed as Annex A to the joint proxy statement/prospectus forming a part of IAC/InterActiveCorp’s Registration Statement on Form S-4 filed by Old IAC and IAC/InterActiveCorp on February 13, 2020.
2.5	Amendment No. 1, dated April 28, 2020, to the Transaction Agreement, dated as of December 19, 2019, by and among Old IAC, IAC/InterActiveCorp, Valentine Merger Sub LLC and Match Group, Inc.	Filed as Exhibit 2.1 to Old IAC’s Current Report on Form 8-K, filed on April 28, 2020.
2.6	Amendment No. 2, dated June 22, 2020, to the Transaction Agreement, dated as of December 19, 2019, by and among Old IAC, IAC/InterActiveCorp, Valentine Merger Sub LLC and Match Group, Inc.	Filed as Exhibit 2.1 to Old IAC’s Current Report on Form 8-K, filed on June 22, 2020.
2.7	Agreement and Plan of Merger, dated as of May 1, 2017, by and among Angie’s List, Inc., IAC/InterActiveCorp, ANGI Homeservices Inc. and Casa Merger Sub, Inc.(1)	Annex B to the Proxy Statement/Prospectus filed on August 30, 2017 by ANGI Homeservices Inc. pursuant to Rule 424(b)(3) of the Securities Act of 1933, as amended.
3.1	Restated Certificate of Incorporation of IAC Inc. (2)
3.2	Restated Certificate of Incorporation of IAC/InterActiveCorp.	Filed as Exhibit 3.1(c) to IAC/InterActiveCorp’s Current Report on Form 8-K filed on July 2, 2020.
3.3	Certificate of Amendment of Restated Certificate of Incorporation of IAC/InterActiveCorp.	Exhibit 4.2 to the Post-Effective Amendment No. 1 on Form S-8 to Registration Statement on Form S-4 (File No. 333-251656), filed by IAC/InterActiveCorp on May 26, 2021.
3.4	Certificate of Amendment of Restated Certificate of Incorporation of IAC Inc.	Exhibit 3.1 to IAC Inc.'s Current Report on Form 8-K, filed on August 12, 2022.
3.5	Amended and Restated By-laws of IAC, Inc.	Exhibit 3.2 to IAC Inc.'s Current Report on Form 8-K, filed on August 12, 2022.
3.6	Certificate of Designations of Series A Cumulative Preferred Stock.	Filed as Exhibit 3.2 to IAC/InterActiveCorp’s Current Report on Form 8-K filed on July 2, 2020.
4.1	Description of IAC Inc. Capital Stock.(2)
4.2	Indenture, dated as of August 20, 2020, among ANGI Group, LLC, the guarantors party thereto and Computershare Trust Company, N.A., as trustee.	Filed as Exhibit 4.1 to the Current Report on Form 8-K filed by ANGI Homeservices Inc. on August 20, 2020.

10.1	Amended and Restated Governance Agreement, dated as of August 9, 2005, among IAC/InterActiveCorp, Liberty Media Corporation and Barry Diller.	Filed as Exhibit 10.1 to Old IAC’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005.
10.2	Letter Agreement, dated as of December 1, 2010, by and among IAC/InterActiveCorp, Liberty Media Corporation, Liberty USA Holdings, LLC and Barry Diller.	Filed as Exhibit 10.1 to Old IAC’s Current Report on Form 8-K, filed on December 6, 2010.
10.3	Letter Agreement, dated as of December 1, 2010, by and between IAC/InterActiveCorp and Barry Diller.	Filed as Exhibit 10.2 to Old IAC’s Current Report on Form 8-K, filed on December 6, 2010.
10.4	Credit Agreement, dated as of December 1, 2021, by and among Dotdash Meredith, Inc., as Borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other parties thereto.	Filed as Exhibit 10.1 to IAC/InterActiveCorp's Current Report on Form 8-K, filed on December 1, 2021.
10.5	IAC/InterActiveCorp 2018 Stock and Annual Incentive Plan.(3)	Filed as Exhibit 10.1 to Old IAC’s Current Report on Form 8-K, filed on June 29, 2018.
10.6	Form of Notice and Terms and Conditions for 2020 Five- Year Restricted Stock Unit Awards.(3)	Filed as Exhibit 10.7 to IAC/InterActiveCorp's Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
10.7	IAC/InterActiveCorp 2013 Stock and Annual Incentive Plan.(3)	Filed as Exhibit 10.1 to Old IAC’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013.
10.8	Form of Terms and Conditions for Stock Options granted under the IAC/InterActiveCorp 2013 Stock and Annual Incentive Plan.(3)	Filed as Exhibit 10.6 to Old IAC’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
10.9	IAC/InterActiveCorp 2008 Stock and Annual Incentive Plan.(3)	Filed as Annex F to Old IAC’s Definitive Proxy Statement, filed on July 11, 2008.
10.10	Form of Terms and Conditions for Stock Options granted under the IAC/InterActiveCorp 2008 Stock and Annual Incentive Plan.(3)	Filed as Exhibit 10.7 to Old IAC’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
10.11	IAC/InterActiveCorp Amended and Restated 2005 Stock and Annual Incentive Plan (effective December 17, 2008).(3)	Filed as Exhibit 10.8 to Old IAC’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
10.12	Form of Terms and Conditions for Stock Options granted under the IAC/InterActiveCorp 2005 Stock and Annual Incentive Plan.(3)	Filed as Exhibit 10.1 to Old IAC’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2008.
10.13	Summary of Non-Employee Director Compensation Arrangements.(3)	Filed as Exhibit 10.16 to IAC/InterActiveCorp's Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
10.14	2011 IAC/InterActiveCorp Deferred Compensation Plan for Non-Employee Directors.(3)	Filed as Exhibit 10.1 to Old IAC's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2011.

10.15	Equity and Bonus Compensation Arrangement, dated as of August 24, 1995, between Barry Diller and the Registrant.(3)	Filed as Exhibit 10.26 to Old IAC’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
10.16	Employment Agreement between Joseph Levin and IAC/InterActiveCorp, dated as of November 5, 2020.(3)	Filed as Exhibit 10.1 to IAC/InterActiveCorp’s Current Report on Form 8-K, filed on November 6, 2020.
10.17	Amended and Restated Restricted Stock Agreement, dated as of June 7, 2021, by and between Joseph Levin and IAC/InterActiveCorp.(3)	Filed as Exhibit 10.1 to IAC/InterActiveCorp's Current Report on Form 8-K, filed on June 8, 2021.
10.18	Second Amended and Restated Employment Agreement between Victor A. Kaufman and IAC/InterActiveCorp, dated as of March 15, 2012.(3)	Filed as Exhibit 10.1 to Old IAC’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012.
10.19	Employment Agreement between Christopher Halpin and IAC/InterActiveCorp, dated as of January 4, 2022.(3)	Filed as Exhibit 10.19 to IAC/InterActiveCorp's Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

10.20	Employment Agreement between Mark Stein and IAC/InterActiveCorp, dated as of June 28, 2018.(3)	Filed as Exhibit 10.2 to Old IAC’s Current Report on Form 8-K, filed on June 29, 2018.
10.21	Employment Agreement between Kendall Handler and IAC/InterActiveCorp, dated as of December 31, 2020.(3)	Filed as Exhibit 10.25 to IAC/InterActiveCorp's Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
10.22	Google Services Agreement, dated as of October 26, 2015, between IAC/InterActiveCorp and Google Inc.(4)(5)	Filed as Exhibit 10.26 to IAC/InterActiveCorp's Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
10.23	Amendment No. 3 to Google Services Agreement, dated as of February 11, 2019 (with an effective date of April 1, 2020), between IAC/InterActiveCorp and Google LLC.(4)(5)	Filed as Exhibit 10.27 to IAC/InterActiveCorp's Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
10.24	Amendment No. 4 to Google Services Agreement, dated as of August 23, 2021 (with an effective date of August 1, 2021), between IAC/InterActiveCorp and Google LLC and certain of their respective subsidiaries.(4)	Filed as Exhibit 10.1 to IAC/InterActiveCorp's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2021.
10.25	Employee Matters Agreement by and between IAC/InterActiveCorp and Vimeo, Inc., dated as of May 24, 2021.	Filed as Exhibit 10.2 to IAC/InterActiveCorp's Current Report on Form 8-K, filed on May 28, 2021.
10.26	Tax Matters Agreement by and between IAC/InterActiveCorp and Vimeo, Inc., dated as of May 24, 2021.	Filed as Exhibit 10.3 to IAC/InterActiveCorp's Current Report on Form 8-K, filed on May 28, 2021.
10.27	Transition Services Agreement by and between IAC/InterActiveCorp and Vimeo, Inc., dated as of May 24, 2021.	Filed as Exhibit 10.1 to IAC/InterActiveCorp's Current Report on Form 8-K, filed on May 28, 2021.
10.28	Amended and Restated Employee Matters Agreement, dated as of June 30, 2020, by and between IAC/InterActiveCorp and Match Group, Inc.	Filed as Exhibit 10.3 to IAC/InterActiveCorp's Current Report on Form 8-K, filed on July 2, 2020.
10.29	Tax Matters Agreement, dated as of June 30, 2020, by and between IAC/InterActiveCorp and Match Group, Inc.	Filed as Exhibit 10.2 to IAC/InterActiveCorp’s Current Report on Form 8-K, filed on July 2, 2020.
10.30	Transition Services Agreement, dated as of June 30, 2020, by and between IAC/InterActiveCorp and Match Group, Inc.	Filed as Exhibit 10.1 to IAC/InterActiveCorp’s Current Report on Form 8-K, filed on July 2, 2020.
10.31	Contribution Agreement, dated as of September 29, 2017, by and between IAC/InterActiveCorp and ANGI Homeservices Inc.	Filed as Exhibit 2.1 to Old IAC’s Current Report on Form 8-K, filed on October 2, 2017.
10.32	Employee Matters Agreement, dated as of September 29, 2017, by and between IAC/InterActiveCorp and ANGI Homeservices Inc.(1)	Filed as Exhibit 2.5 to Old IAC’s Current Report on Form 8-K, filed on October 2, 2017.
10.33	Investor Rights Agreement, dated as of September 29, 2017, by and between IAC/InterActiveCorp and ANGI Homeservices Inc.	Filed as Exhibit 2.2 to Old IAC’s Current Report on Form 8-K, filed on October 2, 2017.
10.34	Tax Sharing Agreement, dated as of September 29, 2017, by and between IAC/InterActiveCorp and ANGI Homeservices Inc.	Filed as Exhibit 2.4 to Old IAC’s Current Report on Form 8-K, filed on October 2, 2017.
10.35	Services Agreement, dated as of September 29, 2017, by and between IAC/InterActiveCorp and ANGI Homeservices Inc.(1)	Filed as Exhibit 2.3 to Old IAC’s Current Report on Form 8-K, filed on October 2, 2017.
21.1	Subsidiaries of the Registrant as of December 31, 2022.(2)
23.1	Consent of Ernst & Young LLP.(2)

31.1	Certification of the Chairman and Senior Executive pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(2)
31.2	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(2)
31.3	Certification of the Chief Financial Officer and Chief Operating Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(2)

32.1	Certification of the Chairman and Senior Executive pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(6)
32.2	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(6)
32.3	Certification of the Chief Financial Officer and Chief Operating Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(6)
99.1	Voting Agreement, dated as of November 5, 2020, by and among Barry Diller, The Arrow 1999 Trust, dated September 16, 1999, as amended, The AVF Trust U/A/D February 17, 2016, The TVF Trust U/A/D February 17, 2016, The TALT Trust U/A/D February 17, 2016, and Joseph M. Levin.	Filed as Exhibit 99.1 to IAC/InterActiveCorp’s Current Report on Form 8-K, filed on November 6, 2020.
101.INS	Inline XBRL Instance (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)(2)
101.SCH	Inline XBRL Taxonomy Extension Schema(2)
101.CAL	Inline XBRL Taxonomy Extension Calculation(2)
101.DEF	Inline XBRL Taxonomy Extension Definition(2)
101.LAB	Inline XBRL Taxonomy Extension Labels(2)
101.PRE	XBRL Taxonomy Extension Presentation(2)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_______________________________________________________________________________
(1)Annexes, schedules and/or exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish on a supplemental basis a copy of any omitted attachment to the SEC on a confidential basis upon request.
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

March 1, 2023	IAC INC.
	By:	/s/ CHRISTOPHER HALPIN
Christopher Halpin
Executive Vice President, Chief Financial Officer and Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 1, 2023:

Signature	Title

/s/ BARRY DILLER	Chairman of the Board, Senior Executive and Director
Barry Diller

/s/ JOSEPH LEVIN	Chief Executive Officer and Director
Joseph Levin

/s/ VICTOR A. KAUFMAN	Vice Chairman and Director
Victor A. Kaufman
/s/ CHRISTOPHER HALPIN	Executive Vice President, Chief Financial Officer and Chief Operating Officer
Christopher Halpin

/s/ MICHAEL H. SCHWERDTMAN	Senior Vice President and Controller (Chief Accounting Officer)
Michael H. Schwerdtman

/s/ CHELSEA CLINTON	Director
Chelsea Clinton

/s/ MICHAEL D. EISNER	Director
Michael D. Eisner

/s/ BONNIE S. HAMMER	Director
Bonnie S. Hammer

/s/ BRYAN LOURD	Director
Bryan Lourd

/s/ DAVID S. ROSENBLATT	Director
David S. Rosenblatt

/s/ ALAN G. SPOON	Director
Alan G. Spoon

/s/ ALEXANDER VON FURSTENBERG	Director
Alexander von Furstenberg

/s/ RICHARD F. ZANNINO	Director
Richard F. Zannino

Schedule II
IAC INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charges to Earnings		Charges to Other Accounts		Deductions		Balance at End of Period
	(In thousands)
2022
Allowance for credit losses	$36,637	$116,553	(a)	$109		$(102,328)	(b)	$50,971
Deferred tax valuation allowance	$112,640	$(4,497)	(c)	$15,869	(d)	$—		$124,012
Other reserves	$2,530							$1,880
2021
Allowance for credit losses	$27,178	$89,893	(a)	$123		$(80,557)	(b)	$36,637
Deferred tax valuation allowance	$111,691	$(1,620)	(e)	$2,569	(f)	$—		$112,640
Other reserves	$—							$2,530
2020
Allowance for credit losses	$19,984	$78,931	(a)	$(152)		$(71,585)	(b)	$27,178
Deferred tax valuation allowance	$91,180	$11,443	(g)	$9,068	(h)	$—		$111,691
_________________________________________________________
(a)     Additions to the allowance for credit losses are charged to expense.
(b)    Amount is primarily write-offs of fully reserved accounts receivable, net of recoveries.
(c)    Amount is primarily related to a decrease in federal net operating losses ("NOLs"), partially offset by a net increase in unbenefited capital losses.
(d)    Amount is primarily related to a change in judgement on the realizability of foreign NOLs related to Meredith, acquired by Dotdash on December 1, 2021, partially offset by currency translation adjustments on foreign NOLs.
(e)    Amount is primarily related to a decrease in both foreign NOLs and unbenefited capital losses, partially offset by an increase in federal NOLs.
(f)    Amount is primarily related to acquired foreign and state NOLs, partially offset by currency translation adjustments on foreign NOLs.
(g)    Amount is primarily related to impairments of certain equity securities without readily determinable fair values.
(h)     Amount is primarily related to currency translation adjustments on foreign NOLs.