Form 10-Q
period 2023-03-31
IAC Inc.
filed 2023-05-09
CIK 1800227

As filed with the Securities and Exchange Commission on May 9, 2023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of May 5, 2023, the following shares of the registrant's common stock were outstanding:

Common Stock	80,065,465
Class B common stock	5,789,499
Total	85,854,964

PART I
FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements
IAC INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	March 31, 2023	December 31, 2022
	(In thousands, except par value amounts)
ASSETS
Cash and cash equivalents	$1,398,836	$1,417,390
Marketable securities	202,138	239,373
Accounts receivable, net	537,945	607,809
Other current assets	240,804	296,563
Total current assets	2,379,723	2,561,135

Capitalized software, equipment, buildings, leasehold improvements and land, net	461,871	510,614
Goodwill	3,030,953	3,030,168
Intangible assets, net of accumulated amortization	1,115,589	1,170,041
Investment in MGM Resorts International	2,875,022	2,170,182
Long-term investments	327,683	325,721
Other non-current assets	563,180	625,774
TOTAL ASSETS	$10,754,021	$10,393,635

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Current portion of long-term debt	$30,000	$30,000
Accounts payable, trade	114,863	133,105
Deferred revenue	172,847	157,124
Accrued expenses and other current liabilities	680,837	759,759
Total current liabilities	998,547	1,079,988

Long-term debt, net	2,013,107	2,019,759
Deferred income taxes	202,566	76,276
Other long-term liabilities	592,132	617,843

Redeemable noncontrolling interests	27,189	27,235

Commitments and contingencies

SHAREHOLDERS' EQUITY:
Common Stock, $0.0001 par value; authorized 1,600,000 shares; 84,257 and 84,184 shares issued and 81,380 and 83,083 shares outstanding at March 31, 2023 and December 31, 2022, respectively	8	8
Class B common stock, $0.0001 par value; authorized 400,000 shares; 5,789 shares issued and outstanding at March 31, 2023 and December 31, 2022	1	1
Additional paid-in-capital	6,306,229	6,295,080
Retained earnings (accumulated deficit)	152,756	(265,019)
Accumulated other comprehensive loss	(14,641)	(13,133)
Treasury stock, 2,877 and 1,101 shares at March 31, 2023 and December 31, 2022, respectively	(177,052)	(85,323)
Total IAC shareholders' equity	6,267,301	5,931,614
Noncontrolling interests	653,179	640,920
Total shareholders' equity	6,920,480	6,572,534
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$10,754,021	$10,393,635
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2023	2022
	(In thousands, except per share data)
Revenue	$1,084,271	$1,325,345
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	342,084	533,604
Selling and marketing expense	404,141	488,463
General and administrative expense	269,526	240,471
Product development expense	88,338	84,195
Depreciation	61,172	30,236
Amortization of intangibles	54,606	57,190
Total operating costs and expenses	1,219,867	1,434,159
Operating loss	(135,596)	(108,814)
Interest expense	(38,172)	(21,912)
Unrealized gain (loss) on investment in MGM Resorts International	704,840	(187,330)
Other income, net	23,749	6,699
Earnings (loss) before income taxes	554,821	(311,357)
Income tax (provision) benefit	(139,502)	70,464
Net earnings (loss)	415,319	(240,893)
Net loss attributable to noncontrolling interests	2,456	5,095
Net earnings (loss) attributable to IAC shareholders	$417,775	$(235,798)

Per share information attributable to IAC common stock and Class B common stock shareholders:
Basic earnings (loss) per share	$4.72	$(2.72)
Diluted earnings (loss) per share	$4.57	$(2.72)

Stock-based compensation expense by function:
Cost of revenue	$19	$5
Selling and marketing expense	1,743	1,508
General and administrative expense	22,844	25,371
Product development expense	4,335	2,803
Total stock-based compensation expense	$28,941	$29,687
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Net earnings (loss)	$415,319	$(240,893)
Other comprehensive income (loss), net of income taxes:
Change in foreign currency translation adjustment	919	(3,701)
Change in unrealized gains and losses on available-for-sale marketable debt securities	(26)	—
Change in unrealized losses on interest rate swaps	(2,287)	—
Total other comprehensive loss, net of income taxes	(1,394)	(3,701)
Comprehensive income (loss), net of income taxes	413,925	(244,594)
Components of comprehensive loss (income) attributable to noncontrolling interests:
Net loss attributable to noncontrolling interests	2,456	5,095
Change in foreign currency translation adjustment attributable to noncontrolling interests	(116)	67
Comprehensive loss attributable to noncontrolling interests	2,340	5,162
Comprehensive income (loss) attributable to IAC shareholders	$416,265	$(239,432)
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Three Months Ended March 31, 2023 and 2022
(Unaudited)

	Redeemable Noncontrolling Interests	Common Stock, $0.0001 par value		Class B common stock, $0.0001 par value		Additional Paid-in-Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total IAC Shareholders' Equity	Noncontrolling Interests	Total Shareholders' Equity
		$	Shares	$	Shares
		(In thousands)
Balance at December 31, 2022	$27,235	$8	84,184	$1	5,789	$6,295,080	$(265,019)	$(13,133)	$(85,323)	$5,931,614	$640,920	$6,572,534
Net (loss) earnings	(254)	—	—	—	—	—	417,775	—	—	417,775	(2,202)	415,573
Other comprehensive (loss) income, net of income taxes	—	—	—	—	—	—	—	(1,510)	—	(1,510)	116	(1,394)
Stock-based compensation expense	—	—	—	—	—	16,063	—	—	—	16,063	13,870	29,933
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	—	73	—	—	(1,850)	—	—	—	(1,850)	—	(1,850)
Issuance of Angi Inc. common stock pursuant to stock-based awards, net of withholding taxes	—	—	—	—	—	(4,699)	—	2	—	(4,697)	2,287	(2,410)
Purchase of IAC treasury stock	—	—	—	—	—	—	—	—	(91,729)	(91,729)	—	(91,729)
Adjustment of noncontrolling interests to fair value	208	—	—	—	—	(208)	—	—	—	(208)	—	(208)
Adjustment to the liquidation value of Vivian Health preferred shares	—	—	—	—	—	1,812	—	—	—	1,812	(1,812)	—
Other	—	—	—	—	—	31	—	—	—	31	—	31
Balance at March 31, 2023	$27,189	$8	84,257	$1	5,789	$6,306,229	$152,756	$(14,641)	$(177,052)	$6,267,301	$653,179	$6,920,480

Balance at December 31, 2021	$18,741	$8	83,922	$1	5,789	$6,265,669	$905,151	$4,397	$—	$7,175,226	$573,734	$7,748,960
Net loss	(34)	—	—	—	—	—	(235,798)	—	—	(235,798)	(5,061)	(240,859)
Other comprehensive loss	—	—	—	—	—	—	—	(3,634)	—	(3,634)	(67)	(3,701)
Stock-based compensation expense	—	—	—	—	—	16,702	—	—	—	16,702	13,556	30,258
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	—	153	—	—	(14,012)	—	—	—	(14,012)	—	(14,012)
Issuance of Angi Inc. common stock pursuant to stock-based awards, net of withholding taxes	—	—	—	—	—	(1,775)	—	2	—	(1,773)	(700)	(2,473)
Purchase of Angi Inc. treasury stock	—	—	—	—	—	(8,144)	—	—	—	(8,144)	—	(8,144)
Adjustment of noncontrolling interests to fair value	9,136	—	—	—	—	(9,136)	—	—	—	(9,136)	—	(9,136)
Other	(26)	—	—	—	—	24	—	—	—	24	—	24
Balance at March 31, 2022	$27,817	$8	84,075	$1	5,789	$6,249,328	$669,353	$765	$—	$6,919,455	$581,462	$7,500,917

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Cash flows from operating activities:
Net earnings (loss)	$415,319	$(240,893)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Stock-based compensation expense	28,941	29,687
Amortization of intangibles	54,606	57,190
Depreciation	61,172	30,236
Provision for credit losses	24,826	23,287
Deferred income taxes	127,154	(76,933)
Unrealized (gain) loss on investment in MGM Resorts International	(704,840)	187,330
Losses (gains) on investments in equity securities and sales of businesses, net	2,451	(35,891)
Unrealized increase in the estimated fair value of a warrant	(5,940)	(7,985)
Non-cash lease expense (including right-of-use asset impairments)	58,656	13,727
Pension and postretirement benefit expense	728	36,343
Other adjustments, net	(4,804)	(1,379)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	43,023	75,562
Other assets	26,978	5,341
Operating lease liabilities	(19,723)	(17,224)
Accounts payable and other liabilities	(107,356)	(82,606)
Income taxes payable and receivable	8,610	5,786
Deferred revenue	15,366	11,324
Net cash provided by operating activities	25,167	12,902
Cash flows from investing activities:
Capital expenditures	(21,863)	(30,493)
Proceeds from maturities of marketable debt securities	137,500	—
Purchases of marketable debt securities	(98,520)	—
Net proceeds from the sales of businesses and investments	1,179	1,317
Purchases of investment in MGM Resorts International	—	(202,500)
Proceeds from sales of assets	29,388	87
Other, net	4,290	—
Net cash provided by (used in) investing activities	51,974	(231,589)
Cash flows from financing activities:
Principal payments on Dotdash Meredith Term Loans	(7,500)	(7,500)
Debt issuance costs	—	(785)
Purchases of IAC treasury stock	(84,720)	—
Purchases of Angi Inc. treasury stock	—	(8,144)
Withholding taxes paid on behalf of IAC employees on net settled stock-based awards	(2,236)	(14,890)
Withholding taxes paid on behalf of Angi Inc. employees on net settled stock-based awards	(1,379)	(1,322)
Other, net	(140)	5,159
Net cash used in financing activities	(95,975)	(27,482)
Total cash used	(18,834)	(246,169)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	322	(1,029)
Net decrease in cash and cash equivalents and restricted cash	(18,512)	(247,198)
Cash and cash equivalents and restricted cash at beginning of period	1,426,069	2,121,864
Cash and cash equivalents and restricted cash at end of period	$1,407,557	$1,874,666
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
IAC today consists of category leading businesses, including Dotdash Meredith, Angi Inc. and Care.com, as well as others ranging from early stage to established businesses.
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
The unaudited interim financial statements have been prepared in accordance with GAAP for interim financial information and with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and notes required by GAAP for complete annual financial statements. In the opinion of management, the unaudited interim financial statements include all normal recurring adjustments considered necessary for a fair presentation. Interim results are not necessarily indicative of the results that may be expected for the full year. The unaudited interim financial statements should be read in conjunction with the annual audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.
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
On an ongoing basis, the Company evaluates its estimates, judgments and assumptions, including those related to: the fair values of cash equivalents and marketable debt and equity securities; the carrying value of accounts receivable, including the determination of the allowance for credit losses; the determination of the customer relationship period for certain costs to obtain a contract with a customer; the recoverability of right-of-use assets ("ROU assets"); the useful lives and recoverability of capitalized software, equipment, buildings and leasehold improvements and definite-lived intangible assets; the recoverability of goodwill and indefinite-lived intangible assets; the fair value of equity securities without readily determinable fair values; the fair value of interest rate swaps; contingencies; the fair value of acquisition-related contingent consideration arrangements; unrecognized tax benefits; the valuation allowance for deferred income tax assets; pension and postretirement benefit expenses, including actuarial assumptions regarding discount rates, expected returns on plan assets, inflation and healthcare costs; and the fair value of and forfeiture rates for stock-based awards, among others. The Company bases its estimates, judgments and assumptions on historical experience, its forecasts and budgets and other factors that the Company considers relevant.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Interest Rate Swaps
In March 2023, Dotdash Meredith entered into interest rate swaps for a total notional amount of $350 million to synthetically convert a portion of the Dotdash Meredith Term Loan B from floating rate to fixed rate to manage interest rate risk exposure. Dotdash Meredith designated the interest rate swaps as cash flow hedges and applies hedge accounting to these contracts in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification 815, Derivatives and Hedging. As cash flow hedges, the interest rate swaps are recognized at fair value on the balance sheet as either assets or liabilities, with the changes in fair value recorded in "Accumulated other comprehensive loss" in the balance sheet and reclassified into “Interest expense” in the statement of operations in the periods in which the interest rate swaps affect earnings. Dotdash Meredith assessed hedge effectiveness at the time of entering into these agreements and determined these interest rate swaps are expected to be highly effective. Dotdash Meredith evaluates the hedge effectiveness of the interest rate swaps quarterly, or more frequently, if necessary, by verifying (i) that the critical terms of the interest rate swaps continue to match the critical terms of the hedged interest payments and (ii) that it is probable the counterparties will not default. If the two requirements are met, the interest rate swaps are determined to be effective and all changes in the fair value of the interest rate swaps are recorded in "Accumulated other comprehensive loss." The cash flows related to interest settlements of the hedged monthly interest payments are classified as operating activities in the statement of cash flows, consistent with the interest expense on the related Dotdash Meredith Term Loan B. See "Note 4—Long-term Debt" for additional information.
General Revenue Recognition
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
From January 1, 2020 through December 31, 2022, Services recorded revenue on a gross basis. Effective January 1, 2023, Angi Inc. modified the Services terms and conditions so that the service professional, rather than Angi Inc., has the contractual relationship with the consumer to deliver the service and Angi Inc.'s performance obligation to the consumer is to connect them with the service professional. This change in contractual terms requires revenue be reported as the net amount of what is received from the consumer after deducting the amounts owed to the service professional providing the service effective for all arrangements entered into after December 31, 2022. This change in accounting treatment resulted in a decrease in revenue of $25.7 million for the three months ended March 31, 2023. There is no impact to operating loss or Adjusted EBITDA from this change in revenue recognition.
The Company's disaggregated revenue disclosures are presented in "Note 6—Segment Information."
Deferred Revenue
Deferred revenue consists of payments that are received or are contractually due in advance of the Company's performance obligation. The Company’s deferred revenue is reported on a contract-by-contract basis at the end of each reporting period. The Company classifies deferred revenue as current when the remaining term or expected completion of its performance obligation is one year or less. The current and non-current deferred revenue balances were $172.8 million and $0.2 million, respectively, at March 31, 2023, and $157.1 million and $0.2 million, respectively, at December 31, 2022. During the three months ended March 31, 2023, the Company recognized $95.6 million of revenue that was included in the deferred revenue balance at December 31, 2022. During the three months ended March 31, 2022, the Company recognized $90.0 million of revenue that was included in the deferred revenue balance at December 31, 2021. The current and non-current deferred revenue balances were $165.5 million and $0.4 million, respectively, at December 31, 2021. Non-current deferred revenue is included in "Other long-term liabilities" in the balance sheet.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Practical Expedients and Exemptions
For contracts that have an original duration of one year or less, the Company uses the practical expedient available under FASB Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, applicable to such contracts and does not consider the time value of money.
In addition, as permitted under the practical expedient available under ASU No. 2014-09, the Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less, (ii) contracts with variable consideration that is tied to sales-based or usage-based royalties, allocated entirely to unsatisfied performance obligations, or to a wholly unsatisfied promise accounted for under the series guidance and (iii) contracts for which the Company recognizes revenue at the amount which it has the right to invoice for services performed.

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
For sales incentive programs where the anticipated customer relationship period is one year or less, the Company has elected the practical expedient to expense the commissions as incurred. Effective October 1, 2022, the Ads business, within Angi Inc., began expensing commissions, rather than capitalizing them, based upon a review of the duration of the related customer relationship period which have been determined to be less than a year.
App Store Fees
The Company pays fees to the Apple App Store and the Google Play Store for the distribution of our paid mobile apps. The Company capitalizes and amortizes mobile app store fees related to subscriptions over the term of the applicable subscription. The amortization of mobile app store fees is included in "Cost of revenue" in the statement of operations.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table presents the capitalized costs to obtain a contract with a customer at March 31, 2023 and December 31, 2022, respectively:

	March 31, 2023			December 31, 2022
	Sales Commissions	App Store Fees	Total	Sales Commissions	App Store Fees	Total
	(In thousands)
Current	$36,157	$7,749	$43,906	$39,590	$8,266	$47,856
Non-current	6,086	—	6,086	5,667	—	5,667
Total	$42,243	$7,749	$49,992	$45,257	$8,266	$53,523
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
Certain Risks and Concentrations—Services Agreement with Google (the "Services Agreement")
The Company and Google are parties to an amended Services Agreement, which automatically renewed effective March 31, 2023 and expires on March 31, 2025. The Company earns certain other advertising revenue from Google that is not attributable to the Services Agreement. A meaningful portion of the Company’s net cash from operating activities that it can freely access is attributable to revenue earned pursuant to the Services Agreement and other revenue earned from Google.
For the three months ended March 31, 2023 and 2022, total revenue earned from Google was $172.9 million and $193.4 million, respectively, representing 16% and 15%, respectively, of the Company's revenue. The total revenue earned from the Services Agreement for the three months ended March 31, 2023 and 2022 was $138.8 million and $147.1 million, respectively, representing 13% and 11%, respectively, of the Company's total revenue. The related accounts receivable totaled $70.9 million and $74.1 million at March 31, 2023 and December 31, 2022, respectively.
The revenue attributable to the Services Agreement is earned by Ask Media Group and the Desktop business, which comprise the Search segment. For the three months ended March 31, 2023 and 2022, revenue earned from the Services Agreement was $120.3 million and $120.5 million, respectively, within Ask Media Group and $18.5 million and $26.6 million, respectively, within the Desktop business.
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

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
As a result of certain industry-wide policy changes combined with increased enforcement of policies under the Services Agreement in prior periods, the Company discontinued the introduction of new products in 2021. Therefore, the current B2C revenue stream relates solely to the then existing installed base of products. As a result, the revenue and profits of the B2C business have declined significantly and the Company expects that trend to continue.
Recent Accounting Pronouncements
There are no recently issued accounting pronouncements that are expected to have a material effect on the results of operations, financial condition or cash flows of the Company.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation.
In the fourth quarter of 2022, the Angi Inc. segment presentation was changed to reflect its four operating segments, which include: (i) Ads and Leads, (ii) Services, (iii) Roofing and (iv) International (consisting of businesses in Europe and Canada). Angi Inc.'s financial information for the first quarter of 2022 has been recast to conform to the current period presentation.
NOTE 2—DOTDASH MEREDITH RESTRUCTURING CHARGES AND TRANSACTION-RELATED EXPENSES
Restructuring Charges
During 2022, Dotdash Meredith management committed to several actions to improve efficiencies and better align its cost structure following the acquisition of Meredith on December 1, 2021. These actions included: (i) the discontinuation of certain print publications and the shutdown of PeopleTV, for which the related expense was primarily reflected in the first quarter of 2022, (ii) a voluntary retirement program announced in the first quarter of 2022, for which the related expense was primarily reflected in the first half of 2022, (iii) the consolidation of certain leased office space, for which the related expense was reflected in the third quarter of 2022 and (iv) a reduction in force plan, for which the related expenses were accrued primarily in the fourth quarter of 2022. These actions resulted in $80.2 million of restructuring charges incurred for the year ended December 31, 2022.
A summary of the costs incurred, payments and related accruals is presented below. The Company anticipates the estimated remaining costs associated with the 2022 restructuring events will be paid by December 31, 2023 from existing cash on hand.

		Three Months Ended March 31, 2023
	Accrued December 31, 2022	Charges Incurred	Reversal of Initial Cost	Payments	Accrued March 31, 2023	Cumulative Charges Incurred	Estimated Remaining Costs
	(In thousands)
Digital	$10,950	$859	$(812)	$(4,793)	$6,204	$39,272	$—
Print	12,055	1,109	(1,201)	(4,314)	7,649	33,340	87
Other (a)	4,389	186	(182)	(1,504)	2,889	7,585	91
Total	$27,394	$2,154	$(2,195)	$(10,611)	$16,742	$80,197	$178
_____________________
(a)     Other comprises unallocated corporate expenses, which are corporate overhead expenses not attributable to the Digital or Print segments.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended March 31, 2022
	Charges Incurred	Payments	Non-cash (b)	Accrued March 31, 2022
	(In thousands)
Digital	$5,090	$(394)	$—	$4,696
Print	15,625	(2,127)	(377)	13,121
Other (a)	1,722	(106)	—	1,616
Total	$22,437	$(2,627)	$(377)	$19,433
_____________________
(b)    Includes $0.4 million related to the write-off of inventory.
The costs are allocated as follows in the statement of operations:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Cost of revenue	$557	$12,182
Selling and marketing expense	(862)	5,599
General and administrative expense	243	4,313
Product development expense	21	343
Total	$(41)	$22,437
Transaction-Related Expenses
For the three months ended March 31, 2023 and 2022, Dotdash Meredith incurred less than $0.1 million and $4.0 million, respectively, of transaction-related expenses related to the acquisition of Meredith.
NOTE 3—FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
Marketable Securities
At March 31, 2023 and December 31, 2022, the fair value of marketable securities are as follows:

	March 31, 2023	December 31, 2022
	(In thousands)
Marketable equity securities	$3,167	$4,317
Available-for-sale marketable debt securities	198,971	235,056
Total marketable securities	$202,138	$239,373
At March 31, 2023, the Company has two investments in marketable equity securities, other than the investment in MGM Resorts International ("MGM"). These marketable equity securities are carried at fair value following the investees' initial public offerings ("IPO"). Prior to the IPOs, these investments were accounted for as equity securities without readily determinable fair values. The Company recorded net unrealized pre-tax losses and gains for these investments of $1.2 million and $34.4 million during the three months ended March 31, 2023 and March 31, 2022, respectively. The unrealized pre-tax losses and gains related to these investments are included in "Other income, net" in the statement of operations.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
At March 31, 2023 and December 31, 2022, current available-for-sale marketable debt securities are as follows:

	March 31, 2023				December 31, 2022
	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Treasury discount notes	$198,935	$39	$(3)	$198,971	$234,987	$75	$(6)	$235,056
Total available-for-sale marketable debt securities	$198,935	$39	$(3)	$198,971	$234,987	$75	$(6)	$235,056
The contractual maturities of debt securities classified as current available-for-sale at March 31, 2023 and December 31, 2022 were within one year. There were no investments in available-for-sale marketable debt securities that had been in a continuous unrealized loss position for longer than twelve months at March 31, 2023 and December 31, 2022.
Investment in MGM Resorts International

	March 31, 2023	December 31, 2022
	(In thousands)
Investment in MGM Resorts International	$2,875,022	$2,170,182
At March 31, 2023, the Company owns 64.7 million shares of MGM, including 4.5 million shares purchased in the first quarter of 2022 for $202.5 million, representing a 17.6% ownership. The fair value of the investment in MGM is remeasured each reporting period based upon MGM's closing stock price on the New York Stock Exchange on the last trading day in the reporting period and any unrealized gains or losses are included in the statement of operations. For the three months ended March 31, 2023 and 2022, the Company recorded an unrealized pre-tax gain and loss of $704.8 million and $187.3 million, respectively, on its investment in MGM. The cumulative unrealized net pre-tax gain through March 31, 2023 is $1.6 billion. A $2.00 increase or decrease in the share price of MGM would result in an unrealized gain or loss, respectively, of $129.4 million. At May 5, 2023, the carrying value of the Company's investment in MGM was $2.8 billion.
Long-term Investments
Long-term investments consist of:

	March 31, 2023	December 31, 2022
	(In thousands)
Equity securities without readily determinable fair values	$322,707	$323,530
Equity method investment	4,976	2,191
Total long-term investments	$327,683	$325,721
Equity Securities without Readily Determinable Fair Values
The following table presents a summary of unrealized pre-tax gains and losses recorded in "Other income, net" in the statement of operations as adjustments to the carrying value of equity securities without readily determinable fair values held at March 31, 2023. There were no unrealized pre-tax gains or losses recorded for the three months ended March 31, 2022.

Three Months Ended March 31, 2023
(In thousands)
Upward adjustments (gross unrealized pre-tax gains)	$—
Downward adjustments including impairments (gross unrealized pre-tax losses)	(822)
Total	$(822)

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The cumulative upward and downward adjustments (including impairments) to the carrying value of equity securities without readily determinable fair values held at March 31, 2023 were $36.9 million and $136.8 million, respectively.
Realized and unrealized pre-tax gains and losses for the Company's investments without readily determinable fair values for the three months ended March 31, 2023 and 2022 are as follows:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Realized pre-tax gains, net, for equity securities sold	$7	$468
Unrealized pre-tax losses, net, on equity securities held	(822)	—
Total pre-tax (losses) gains, net recognized	$(815)	$468
All pre-tax gains and losses on equity securities without readily determinable fair values, realized and unrealized, are recognized in "Other income, net" in the statement of operations.
Equity Method Investment
The Company owns common shares of Turo Inc. ("Turo"), a peer-to-peer car sharing marketplace. This investment is accounted for under the equity method of accounting given the Company's ownership interest at March 31, 2023 of approximately 26.5% on a fully diluted basis in the form of preferred shares, which are not common stock equivalents. The Company accounts for the equity earnings (losses) for this investment on a one quarter lag. These equity earnings (losses) were immaterial.
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

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following tables present the Company's financial instruments that are measured at fair value on a recurring basis:

	March 31, 2023
	Quoted Market Prices for Identical Assets in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$1,007,765	$—	$—	$1,007,765
Treasury discount notes	—	87,250	—	87,250
Time deposits	—	15,113	—	15,113
Marketable securities:
Marketable equity securities	3,167	—	—	3,167
Treasury discount notes	—	198,971	—	198,971
Investment in MGM	2,875,022	—	—	2,875,022
Other non-current assets:
Warrant	—	—	52,739	52,739
Total	$3,885,954	$301,334	$52,739	$4,240,027

Liabilities:
Interest rate swaps(a)	$—	$(2,996)	$—	$(2,996)
_____________________
(a)    Interest rate swaps relate to the $350 million notional amount of Dotdash Meredith's Term Loan B and are included in "Other long-term liabilities" in the balance sheet. See "Note 1—The Company and Summary of Significant Accounting Policies" and "Note 4—Long-term Debt" for additional information. The fair value of interest rate swaps was determined using discounted cash flows derived from observable market prices, including swap curves, which are Level 2 inputs.

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

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table presents the changes in the Company's financial instruments that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended March 31,
	2023	2022
	Warrant	Warrant	Contingent Consideration Arrangements
	(In thousands)
Balance at January 1	$46,799	$109,294	$(612)
Total net gains:
Fair value adjustments included in earnings	5,940	7,985	612
Balance at March 31	$52,739	$117,279	$—
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
Contingent Consideration Arrangements
At March 31, 2023, the Company has no contingent consideration arrangements outstanding. In connection with the Meredith acquisition on December 1, 2021, the Company assumed a contingent consideration arrangement liability of $0.6 million, which was written off during the first quarter of 2022 due to a change in estimate of the liability related to this arrangement.
Assets measured at fair value on a nonrecurring basis
The Company's non-financial assets, such as goodwill, intangible assets, ROU assets, capitalized software, equipment, buildings and leasehold improvements, are adjusted to fair value only when an impairment is recognized. Such fair value measurements are based predominantly on Level 3 inputs.
During the first quarter of 2023, the Company recorded impairment charges related to unoccupied leased office space due to the continued decline in the commercial real estate market; a $44.7 million impairment of an ROU asset and a $25.3 million impairment of leasehold improvements, furniture and equipment, which are included in "General and administrative expense" and "Depreciation," respectively, in the statement of operations. The impairment charges represent the amount by which the carrying value of the asset group exceeded its estimated fair value, calculated using a discounted cash flow approach using sublease market assumptions of the expected cash flows and discount rate. The impairment charges were allocated between the ROU assets and related leasehold improvements, furniture and equipment of the asset group based on their relative carrying values.
The aggregate carrying value of goodwill for which the most recent estimate of the excess of fair value over carrying value is less than 20% is $153.6 million of goodwill at Mosaic Group. There is one indefinite-lived intangible asset at Dotdash Meredith Digital with a value of approximately $126.0 million for which the excess of fair value over carrying value is less than 20%.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Financial instruments measured at fair value only for disclosure purposes
The following table presents the carrying value and the fair value of financial instruments measured at fair value only for disclosure purposes:

	March 31, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Current portion of long-term debt	$(30,000)	$(27,750)	$(30,000)	$(26,700)
Long-term debt, net(a)	$(2,013,107)	$(1,791,469)	$(2,019,759)	$(1,708,413)
_____________________
(a)    At March 31, 2023 and December 31, 2022, the carrying value of long-term debt, net includes unamortized original issue discount and debt issuance costs of $19.4 million and $20.2 million, respectively.
At March 31, 2023 and December 31, 2022, the fair value of long-term debt, including the current portion, is estimated using observable market prices or indices for similar liabilities, which are Level 2 inputs.
NOTE 4—LONG-TERM DEBT
Long-term debt consists of:

	March 31, 2023	December 31, 2022
	(In thousands)
Dotdash Meredith Debt
Dotdash Meredith Term Loan A ("Dotdash Meredith Term Loan A") due December 1, 2026	$328,125	$332,500
Dotdash Meredith Term Loan B ("Dotdash Meredith Term Loan B") due December 1, 2028	1,234,375	1,237,500
Total Dotdash Meredith long-term debt	1,562,500	1,570,000
Less: current portion of Dotdash Meredith long-term debt	30,000	30,000
Less: original issue discount	5,100	5,310
Less: unamortized debt issuance costs	9,762	10,215
Total Dotdash Meredith long-term debt, net	1,517,638	1,524,475

ANGI Group Debt
3.875% ANGI Group Senior Notes due August 15, 2028 ("ANGI Group Senior Notes"); interest payable each February 15 and August 15	500,000	500,000
Less: unamortized debt issuance costs	4,531	4,716
Total ANGI Group long-term debt, net	495,469	495,284

Total long-term debt, net	$2,013,107	$2,019,759

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Dotdash Meredith Term Loans and Dotdash Meredith Revolving Facility
On December 1, 2021, Dotdash Meredith entered into a credit agreement ("Dotdash Meredith Credit Agreement"), which provides for (i) the five-year $350 million Dotdash Meredith Term Loan A, (ii) the seven-year $1.25 billion Dotdash Meredith Term Loan B (and together with Dotdash Meredith Term Loan A, the "Dotdash Meredith Term Loans") and (iii) a five-year $150 million revolving credit facility ("Dotdash Meredith Revolving Facility"). The Dotdash Meredith Term Loan A bears interest at an adjusted term secured overnight financing rate ("Adjusted Term SOFR") as defined in the Dotdash Meredith Credit Agreement plus an applicable margin depending on Dotdash Meredith's most recently reported consolidated net leverage ratio, as defined in the Dotdash Meredith Credit Agreement. The adjustment to the secured overnight financing rate is fixed at 0.10% for the Dotdash Meredith Term Loan A. The Dotdash Meredith Term Loan B has a varying adjustment of 0.10%, 0.15% or 0.25% based upon the duration of the borrowing period. At March 31, 2023 and December 31, 2022, the Dotdash Meredith Term Loan A bore interest at Adjusted Term SOFR plus 2.25%, or 6.94% and 5.91%, respectively, and the Dotdash Meredith Term Loan B bore interest at Adjusted Term SOFR, subject to a minimum of 0.50%, plus 4.00%, or 8.77% and 8.22%, respectively. Interest payments are due at least quarterly through the terms of the Dotdash Meredith Term Loans.
The Dotdash Meredith Term Loan A requires quarterly principal payments of approximately $4.4 million through December 31, 2024, $8.8 million through December 31, 2025 and approximately $13.1 million thereafter through maturity. The Dotdash Meredith Term Loan B requires quarterly payments of $3.1 million through maturity. The Dotdash Meredith Term Loan B may require additional annual principal payments as part of an excess cash flow sweep provision, the amount of which, in part, is governed by the applicable net leverage ratio. No such payment was required related to the period ended December 31, 2022.
In March 2023, Dotdash Meredith entered into interest rate swaps on the Dotdash Meredith Term Loan B for a total notional amount of $350 million with a maturity date of April 1, 2027. The interest rate swaps synthetically convert $350 million of the Dotdash Meredith Term Loan B for the duration of the interest rate swaps to a fixed rate of approximately 7.92% ((i) the weighted average fixed interest rate of approximately 3.82% on the interest rate swaps plus (ii) the adjustment to the secured overnight financing rate of 0.10% plus (iii) the base rate of 4.00%), beginning April 2023.
The interest rate swaps are expected to be highly effective. For the three months ended March 31, 2023, the unrealized loss recognized in "Accumulated other comprehensive loss" was $2.3 million, net of income tax benefit, and the related liability of $3.0 million is included in “Other non-current liabilities” in the balance sheet at March 31, 2023. There were no realized gains or losses reclassified into “Interest expense” in the three months ended March 31, 2023. At March 31, 2023, $3.0 million is expected to be reclassified into interest expense within the next twelve months as a realized gain.

There were no outstanding borrowings under the Dotdash Meredith Revolving Facility at March 31, 2023 and December 31, 2022. The annual commitment fee on undrawn funds is based on Dotdash Meredith's consolidated net leverage ratio, as defined in the Dotdash Meredith Credit Agreement, most recently reported and was 40 basis points at both March 31, 2023 and December 31, 2022. Any borrowings under the Dotdash Meredith Revolving Facility would bear interest, at Dotdash Meredith's option, at either a base rate or Adjusted Term SOFR, plus an applicable margin, which is based on Dotdash Meredith's consolidated net leverage ratio.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
As of the last day of any calendar quarter, if either (i) $1.00 or more of loans under the Dotdash Meredith Revolving Facility or Dotdash Meredith Term Loan A are outstanding, or (ii) the outstanding face amount of undrawn letters of credit, other than cash collateralized letters of credit at 102% of face value, exceeds $25 million, subject to certain increases for qualifying material acquisitions, then Dotdash Meredith will not permit the consolidated net leverage ratio, which permits netting of up to $250 million in cash and cash equivalents, as of the last day of such quarter to exceed 5.5 to 1.0. The Dotdash Meredith Credit Agreement also contains covenants that would limit Dotdash Meredith’s ability to pay dividends, incur incremental secured indebtedness, or make distributions or certain investments in the event a default has occurred or if Dotdash Meredith’s consolidated net leverage ratio exceeds 4.0 to 1.0, subject to certain available amounts as defined in the Dotdash Meredith Credit Agreement. This ratio was exceeded for both test periods ended March 31, 2023 and December 31, 2022. The Dotdash Meredith Credit Agreement also permits the Company to, among other things, contribute cash to Dotdash Meredith, which will provide additional liquidity to ensure that Dotdash Meredith does not exceed certain consolidated net leverage ratios for any test period, as further defined in the Dotdash Meredith Credit Agreement. In connection with these capital contributions, Dotdash Meredith may make distributions to IAC in amounts not more than any such capital contributions, provided that no default has occurred and is continuing. Such capital contributions and subsequent distributions impact the consolidated net leverage ratios of Dotdash Meredith. In March 2023, the Company contributed $135.0 million to Dotdash Meredith, which Dotdash Meredith subsequently distributed back to the Company in April 2023.
The obligations under the Dotdash Meredith Credit Agreement are guaranteed by certain of Dotdash Meredith's wholly-owned subsidiaries and are secured by substantially all of the assets of Dotdash Meredith and certain of its subsidiaries.
ANGI Group Debt
ANGI Group, LLC ("ANGI Group"), a direct wholly-owned subsidiary of Angi Inc., issued the ANGI Group Senior Notes on August 20, 2020. At any time prior to August 15, 2023, these notes may be redeemed at a redemption price equal to the sum of the principal amount thereof, plus accrued and unpaid interest and a make-whole premium. Thereafter, these notes may be redeemed at the redemption prices, plus accrued and unpaid interest thereon, if any, to the applicable redemption date as set forth in the indenture governing the notes.
The indenture governing the ANGI Group Senior Notes contains a covenant that would limit ANGI Group’s ability to incur liens for borrowed money in the event a default has occurred or ANGI Group’s secured leverage ratio exceeds 3.75 to 1.0 provided that ANGI Group is permitted to incur such liens under certain permitted credit facilities indebtedness notwithstanding the ratio, all as defined in the indenture. At March 31, 2023, there were no limitations pursuant thereto.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 5—ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
The following table presents the components of accumulated other comprehensive (loss) income. There were no items reclassified out of accumulated other comprehensive (loss) income into earnings for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31, 2023				Three Months Ended March 31, 2022
	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) On Available-For-Sale Marketable Debt Securities	Unrealized Losses On Interest Rate Swaps	Accumulated Other Comprehensive Loss	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance at January 1	$(13,186)	$53	$—	$(13,133)	$4,397	$4,397
Other comprehensive income (loss)	803	(26)	(2,287)	(1,510)	(3,634)	(3,634)
Net current period other comprehensive income (loss)	803	(26)	(2,287)	(1,510)	(3,634)	(3,634)
Accumulated other comprehensive loss allocated to noncontrolling interests during the period	2	—	—	2	2	2
Balance at March 31	$(12,381)	$27	$(2,287)	$(14,641)	$765	$765
At March 31, 2023, there was $0.7 million of income tax benefit related to unrealized losses on interest rate swaps and less than $0.1 million of income tax provision related to net unrealized gains on available-for-sale marketable debt securities. At March 31, 2022, there was no income tax benefit or provision on the accumulated other comprehensive income.
NOTE 6—SEGMENT INFORMATION
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

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table presents revenue by reportable segment:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Revenue
Dotdash Meredith
Digital	$184,797	$216,165
Print	207,016	289,978
Intersegment eliminations(a)	(4,231)	(5,672)
Total Dotdash Meredith	387,582	500,471
Angi Inc.
Domestic:
Ads and Leads	293,506	294,746
Services	32,059	76,450
Roofing	38,372	36,687
Domestic intersegment eliminations(b)	(1,462)	(1,677)
Total Domestic	362,475	406,206
International	29,932	29,953
Total Angi Inc.	392,407	436,159
Search	152,475	223,385
Emerging & Other	154,031	166,994
Intersegment eliminations	(2,224)	(1,664)
Total	$1,084,271	$1,325,345
The following table presents the revenue of the Company's segments disaggregated by type of service:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Dotdash Meredith
Digital:
Advertising revenue	$111,817	$137,090
Performance marketing revenue	50,055	50,105
Licensing and other revenue	22,925	28,970
Total digital revenue	184,797	216,165
Print:
Subscription revenue	85,637	130,584
Advertising revenue	47,850	72,687
Newsstand revenue	32,246	31,239
Project and other revenue	28,109	33,025
Performance marketing revenue	13,174	22,443
Total print revenue	207,016	289,978
Intersegment eliminations(a)	(4,231)	(5,672)
Total Dotdash Meredith revenue	$387,582	$500,471

(a) Intersegment eliminations primarily related to Digital performance marketing commissions earned for the placement of magazine subscriptions for Print.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Angi Inc.
Domestic:
Ads and Leads:
Consumer connection revenue	$212,935	$214,347
Advertising revenue	67,181	63,902
Membership subscription revenue	13,199	16,237
Other revenue	191	260
Total Ads and Leads revenue	293,506	294,746
Services revenue	32,059	76,450
Roofing revenue	38,372	36,687
Domestic intersegment eliminations(b)	(1,462)	(1,677)
Total Domestic revenue	362,475	406,206
International:
Consumer connection revenue	24,745	21,803
Service professional membership subscription revenue	5,058	7,856
Advertising and other revenue	129	294
Total International revenue	29,932	29,953
Total Angi Inc. revenue	$392,407	$436,159

(b) Intersegment eliminations related to Ads and Leads revenue earned from sales to Roofing.

Search
Advertising revenue:
Google advertising revenue	$140,734	$149,652
Non-Google advertising revenue	10,973	71,989
Total advertising revenue	151,707	221,641
Other revenue	768	1,744
Total Search revenue	$152,475	$223,385

Emerging & Other
Subscription revenue	$86,400	$94,547
Marketplace revenue	58,419	66,117
Media production and distribution revenue	3,615	546
Advertising revenue:
Non-Google advertising revenue	2,899	3,723
Google advertising revenue	263	608
Total advertising revenue	3,162	4,331
Service and other revenue	2,435	1,453
Total Emerging & Other revenue	$154,031	$166,994

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Revenue by geography is based on where the customer is located. Geographic information about revenue and long-lived assets is presented below:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Revenue:
United States	$974,428	$1,204,348
All other countries	109,843	120,997
Total	$1,084,271	$1,325,345

	March 31, 2023	December 31, 2022
	(In thousands)
Long-lived assets (excluding goodwill, intangible assets and ROU assets):
United States	$455,240	$502,977
All other countries	6,631	7,637
Total	$461,871	$510,614
The following tables present operating (loss) income and Adjusted EBITDA by reportable segment:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Operating (loss) income:
Dotdash Meredith
Digital	$(17,887)	$(1,868)
Print	(5,756)	(38,335)
Other(c)(d)	(87,591)	(16,042)
Total Dotdash Meredith(e)	(111,234)	(56,245)
Angi Inc.
Ads and Leads	13,480	15,486
Services	(12,452)	(25,750)
Roofing	411	(6,150)
Other(c)	(14,939)	(13,022)
International	3,030	(4,521)
Total Angi Inc.	(10,470)	(33,957)
Search	10,770	25,079
Emerging & Other	11,445	(5,044)
Corporate	(36,107)	(38,647)
Total	$(135,596)	$(108,814)
_____________________
(c)    Other comprises unallocated corporate expenses.
(d)    Includes impairment charges of $70.0 million related to unoccupied leased office space for the three months ended March 31, 2023, of which $25.3 million is included in "Depreciation" in the statement of operations. See "Note 3—Financial Instruments and Fair Value Measurements" for additional information.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(e)    Dotdash Meredith incurred restructuring charges of $22.4 million in the three months ended March 31, 2022. The three months ended March 31, 2022 also include transaction-related expenses of $4.0 million related to the acquisition of Meredith. See "Note 2—Dotdash Meredith Restructuring Charges and Transaction-Related Expenses" for additional information.

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Adjusted EBITDA(f):
Dotdash Meredith(e)
Digital	$24,403	$34,800
Print	$11,334	$(10,480)
Other(c)(g)	$(58,854)	$(15,786)
Angi Inc.
Ads and Leads	$39,851	$34,325
Services	$(2,168)	$(18,567)
Roofing	$821	$(5,026)
Other(c)	$(12,354)	$(10,450)
International	$4,354	$(3,451)
Search	$10,791	$25,100
Emerging & Other	$14,778	$916
Corporate	$(23,833)	$(23,694)
_____________________
(f)     The Company's primary financial measure and GAAP segment measure is Adjusted EBITDA, which is defined as operating income excluding: (1) stock-based compensation expense; (2) depreciation; and (3) acquisition-related items consisting of (i) amortization of intangible assets and impairments of goodwill and intangible assets, if applicable, and (ii) gains and losses recognized on changes in the fair value of contingent consideration arrangements.
(g)     Includes impairment charges of $44.7 million related to unoccupied leased office space for the three months ended March 31, 2023. See "Note 3—Financial Instruments and Fair Value Measurements" for additional information.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following tables reconcile operating (loss) income for the Company's reportable segments and net earnings (loss) attributable to IAC shareholders to Adjusted EBITDA:

	Three Months Ended March 31, 2023
	Operating (Loss) Income	Stock-based Compensation Expense	Depreciation	Amortization of Intangibles	Adjusted EBITDA(f)
	(In thousands)
Dotdash Meredith
Digital	$(17,887)	$1,695	$5,244	$35,351	$24,403
Print	(5,756)	$146	$2,635	$14,309	$11,334
Other(c)	(87,591)	$3,250	$25,487	$—	$(58,854)
Angi Inc.
Ads and Leads	13,480	$5,491	$18,218	$2,662	$39,851
Services	(12,452)	$4,209	$6,075	$—	$(2,168)
Roofing	411	$165	$245	$—	$821
Other(c)	(14,939)	$2,585	$—	$—	$(12,354)
International	3,030	$427	$897	$—	$4,354
Search	10,770	$—	$21	$—	$10,791
Emerging & Other	11,445	$352	$697	$2,284	$14,778
Corporate(h)	(36,107)	$10,621	$1,653	$—	$(23,833)
Total	(135,596)
Interest expense	(38,172)
Unrealized gain on investment in MGM Resorts International	704,840
Other income, net	23,749
Earnings before income taxes	554,821
Income tax provision	(139,502)
Net earnings	415,319
Net loss attributable to noncontrolling interests	2,456
Net earnings attributable to IAC shareholders	$417,775
_____________________
(h)    Includes stock-based compensation expense for stock-based awards granted to employees of Corporate, Search and all Emerging & Other businesses other than Vivian Health.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended March 31, 2022
	Operating (Loss) Income(e)	Stock-based Compensation Expense	Depreciation	Amortization of Intangibles	Acquisition-related Contingent Consideration Fair Value Adjustments	Adjusted EBITDA(e)(f)
	(In thousands)
Dotdash Meredith
Digital	$(1,868)	$4,196	$7,489	$25,595	$(612)	$34,800
Print	(38,335)	$64	$5,532	$22,259	$—	$(10,480)
Other(c)	(16,042)	$12	$244	$—	$—	$(15,786)
Angi Inc.
Ads and Leads	15,486	$4,920	$11,257	$2,662	$—	$34,325
Services	(25,750)	$4,540	$1,668	$975	$—	$(18,567)
Roofing	(6,150)	$830	$127	$167	$—	$(5,026)
Other(c)	(13,022)	$2,572	$—	$—	$—	$(10,450)
International	(4,521)	$123	$947	$—	$—	$(3,451)
Search	25,079	$—	$21	$—	$—	$25,100
Emerging & Other	(5,044)	$25	$403	$5,532	$—	$916
Corporate(h)	(38,647)	$12,405	$2,548	$—	$—	$(23,694)
Total	(108,814)
Interest expense	(21,912)
Unrealized loss on investment in MGM Resorts International	(187,330)
Other income, net	6,699
Loss before income taxes	(311,357)
Income tax benefit	70,464
Net loss	(240,893)
Net loss attributable to noncontrolling interests	5,095
Net loss attributable to IAC shareholders	$(235,798)

NOTE 7—PENSION AND POSTRETIREMENT BENEFIT PLANS
The following table presents the components of net periodic benefit cost for the Dotdash Meredith pension and postretirement benefit plans:

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
	Pension		Postretirement	Pension		Postretirement
	Domestic	International	Domestic	Domestic	International	Domestic
	(In thousands)
Service cost	$53	$—	$1	$982	$—	$2
Interest cost	871	4,777	58	699	3,275	67
Expected return on plan assets	(501)	(4,771)	—	(1,578)	(4,624)	—
Actuarial loss recognition	240	—	—	12,532	24,988	—
Net periodic benefit cost	$663	$6	$59	$12,635	$23,639	$69

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Settlements during the three months ended March 31, 2023 triggered a remeasurement of the pension plans in the U.S. The actuarial loss of $0.2 million was the result of an adjustment in plan demographics, partially offset by gains on investment performance.
Settlements during the three months ended March 31, 2022 triggered a remeasurement of the funded pension plans in the United Kingdom ("U.K.") and U.S. The U.K. actuarial loss of $25.0 million primarily relates to the decline in the fair value of the U.K. pension plan's assets exceeding the decline in the plan liabilities, in each case due to higher interest rates. The U.S. actuarial loss of $12.5 million was primarily due to the decline in the fair value of plan assets.
The following table summarizes the weighted average expected return on plan assets used to determine the net periodic benefit costs at March 31, 2023, following the remeasurement, and December 31, 2022, respectively:

	March 31, 2023	December 31, 2022
	Pension
	Domestic	Domestic
Expected return on plan assets	4.31%	2.80%
The components of net periodic benefit costs, other than the service cost component, are included in "Other income, net" in the statement of operations.
NOTE 8—INCOME TAXES
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
The computation of the annual expected effective income tax rate at each interim period requires certain estimates and assumptions including, but not limited to, the expected pre-tax income (or loss) for the year, projections of the proportion of income (and/or loss) earned and taxed in foreign jurisdictions, permanent and temporary differences and the likelihood of the realization of deferred tax assets generated in the current year. The accounting estimates used to compute the provision or benefit for income taxes may change as new events occur, more experience is acquired, additional information is obtained or the Company's tax environment changes. To the extent that the expected annual effective income tax rate changes during a quarter, the effect of the change on prior quarters is included in income tax provision or benefit in the quarter in which the change occurs.
For the three months ended March 31, 2023, the Company recorded an income tax provision of $139.5 million, which represents an effective income tax rate of 25%, which is higher than the statutory rate of 21% due primarily to state taxes and nondeductible compensation expense, partially offset by research credits. For the three months ended March 31, 2022, the Company recorded an income tax benefit of $70.5 million, which represents an effective income tax rate of 23%, which is higher than the statutory rate of 21% due primarily to state taxes and excess tax benefits generated by the exercise and vesting of stock-based awards, partially offset by nondeductible stock-based compensation expense.
The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in the income tax provision. Accruals for interest and penalties are not material.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The Company's income taxes are routinely under audit by federal, state, local and foreign authorities as a result of previously filed separate company and consolidated tax returns for periods prior to the June 30, 2020 separation of IAC from Match Group (the "Match Separation") and for its tax returns filed on a standalone basis following the Match Separation. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. The Internal Revenue Service ("IRS") has completed its audit of the federal income tax returns for the years ended December 31, 2013 through 2019, which include the operations of the Company. The settlement of these tax years has been submitted to the Joint Committee of Taxation for approval. The statute of limitations for the years 2013 through 2019 has been extended to December 31, 2023. Returns filed in various other jurisdictions are open to examination for tax years beginning with 2014. Income taxes payable include unrecognized tax benefits considered sufficient to pay assessments that may result from the examination of prior year tax returns. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may not accurately anticipate actual outcomes and, therefore, may require periodic adjustment. Although management currently believes changes in unrecognized tax benefits from period to period and differences between amounts paid, if any, upon resolution of issues raised in audits and amounts previously provided will not have a material impact on the liquidity, results of operations, or financial condition of the Company, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future.
At March 31, 2023 and December 31, 2022, unrecognized tax benefits, including interest and penalties, were $17.4 million and $16.6 million, respectively. Unrecognized tax benefits, including interest and penalties, at March 31, 2023 increased by $0.8 million due primarily to research credits, partially offset by settlements. If unrecognized tax benefits at March 31, 2023 are subsequently recognized, $16.2 million, net of related deferred tax assets and interest, would reduce income tax expense. The comparable amount at December 31, 2022 was $15.4 million. The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease by $0.6 million by March 31, 2024 due to expected settlements of which $0.5 million would reduce the income tax provision.
The Company regularly assesses the realizability of deferred tax assets considering all available evidence including, to the extent applicable, the nature, frequency and severity of prior cumulative losses, forecasts of future taxable income, tax filing status, the duration of statutory carryforward periods, available tax planning and historical experience. At March 31, 2023, the Company has a U.S. gross deferred tax asset of $816.4 million that the Company expects to fully utilize on a more likely than not basis. Of this amount, $641.7 million will be utilized upon the future reversal of deferred tax liabilities and the remaining net deferred tax asset of $174.7 million will be utilized based on forecasts of future taxable income. The Company's most significant net deferred tax asset that could expire relates to U.S. federal net operating loss ("NOL") carryforwards of $40.4 million. The Company expects to generate sufficient future taxable income of at least $192.6 million prior to the expiration of these NOLs, the majority of which expire between 2033 and 2036, to fully realize this deferred tax asset.
NOTE 9—EARNINGS (LOSS) PER SHARE
The Company treats its common stock and Class B common stock as one class of stock for net earnings (loss) per share ("EPS") purposes as both classes of stock participate in earnings, dividends and other distributions on the same basis. The restricted stock award granted to our Chief Executive Officer ("CEO") on November 5, 2020 is a participating security and the Company calculates basic EPS using the two-class method since those restricted shares are unvested and have a non-forfeitable dividend right in the event the Company declares a cash dividend on common shares and participate in all other distributions of the Company in the same manner as all other IAC common shares. Diluted EPS is calculated, on the most dilutive basis, which excludes awards that would be anti-dilutive, including the restricted stock award granted to our CEO.
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

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The numerator and denominator of basic and diluted EPS computations for the Company’s common stock and Class B common stock are calculated as follows:

	Three Months Ended March 31,
	2023	2022
	(In thousands, except per share data)
Basic EPS:
Numerator:
Net earnings (loss)	$415,319	$(240,893)
Net loss attributable to noncontrolling interests	2,456	5,095
Net earnings attributed to unvested participating security	(14,156)	—
Net earnings (loss) attributable to IAC common stock and Class B common stock shareholders	$403,619	$(235,798)

Denominator:
Weighted average basic IAC common stock and Class B common stock shares outstanding(a)	85,534	86,784

Earnings (loss) per share attributable to IAC common stock and Class B common stock shareholders:
Earnings (loss) per share	$4.72	$(2.72)

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
	(In thousands, except per share data)
Diluted EPS:
Numerator:
Net earnings (loss)	$415,319	$(240,893)
Net loss attributable to noncontrolling interests	2,456	5,095
Net earnings attributed to unvested participating security	(13,720)	—
Impact from public subsidiaries' dilutive securities(b)	—	—
Net earnings (loss) attributable to IAC common stock and Class B common stock shareholders	$404,055	$(235,798)

Denominator:
Weighted average basic IAC common stock and Class B common stock shares outstanding(a)	85,534	86,784
Dilutive securities(b)(c)(d)	2,819	—
Denominator for earnings per share—weighted average shares(b)(c)(d)	88,353	86,784

Earnings (loss) per share attributable to IAC common stock and Class B common stock shareholders:
Earnings (loss) per share	$4.57	$(2.72)
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
(b)    IAC has the option to settle certain Angi Inc. stock-based awards in its shares. The impact on net earnings relates to the settlement of Angi Inc.'s dilutive securities in IAC common shares. For the three months ended March 31, 2023, these Angi Inc. equity awards were anti-dilutive. For the three months ended March 31, 2022, the Company had a loss from operations and as a result these awards were excluded from computing dilutive earnings per share because the impact would have been anti-dilutive.
(c)    If the effect is dilutive, weighted average common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and subsidiary denominated equity and vesting of restricted common stock and restricted stock units ("RSUs"). For the three months ended March 31, 2023, 3.3 million potentially dilutive securities were excluded from computing diluted EPS because the impact would have been anti-dilutive.
(d)    For the three months ended March 31, 2022, the Company had a loss from operations and, as a result, approximately 7.8 million potentially dilutive securities were excluded from computing diluted EPS because the impact would have been anti-dilutive. Accordingly, the weighted average basic shares outstanding were used to compute the EPS amounts for the three months ended March 31, 2022.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 10—FINANCIAL STATEMENT DETAILS
Cash and Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the balance sheet to the total amounts shown in the statement of cash flows:

	March 31, 2023	December 31, 2022	March 31, 2022	December 31, 2021
	(In thousands)
Cash and cash equivalents	$1,398,836	$1,417,390	$1,852,598	$2,118,730
Restricted cash included in other current assets	1,081	1,165	21,183	1,941
Restricted cash included in other non-current assets	7,640	7,514	885	1,193
Total cash and cash equivalents and restricted cash as shown on the statement of cash flows	$1,407,557	$1,426,069	$1,874,666	$2,121,864
Restricted cash included in "Other current assets" in the balance sheet at March 31, 2023 and December 31, 2022 primarily consists of cash held related to insurance programs at Care.com.
Restricted cash included in "Other current assets" in the balance sheet at March 31, 2022 primarily consists of cash received from Care.com’s payment solutions customers for payroll and related taxes, which were remitted subsequent to period end, and cash held in escrow related to the funded pension plan in the U.K.
Restricted cash included in "Other current assets" in the balance sheet at December 31, 2021 primarily consists of cash held in escrow related to the funded pension plan in the U.K.
Restricted cash included in "Other non-current assets" in the balance sheet at March 31, 2023 and December 31, 2022 primarily consists of cash held in escrow related to the funded pension plan in the U.K as well as a check endorsement guarantee at the Roofing segment and deposits related to leases.
Restricted cash included in "Other non-current assets" at March 31, 2022 and December 31, 2021 include deposits related to leases and a check endorsement guarantee at the Roofing segment.
Credit Losses
The following table presents the changes in the allowance for credit losses for the three months ended March 31, 2023 and 2022, respectively:

	2023	2022
	(In thousands)
Balance at January 1	$50,971	$36,556
Current period provision for credit losses	24,826	23,287
Write-offs charged against the allowance	(29,308)	(20,518)
Recoveries collected	1,489	—
Other	(466)	216
Balance at March 31	$47,512	$39,541

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Accumulated Amortization and Depreciation
The following table provides the accumulated amortization and depreciation within the balance sheet:

Asset Category	March 31, 2023	December 31, 2022
	(In thousands)
Right-of-use assets included in other non-current assets	$216,264	$157,650
Capitalized software, equipment, buildings and leasehold improvements	$295,702	$274,473
Intangible assets	$636,829	$582,063
Other income, net

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Interest income	$16,930	$698
Unrealized increase in the estimated fair value of a warrant	5,940	7,985
Unrealized (loss) gain related to marketable equity securities	(1,150)	34,352
Net periodic pension benefit costs, other than the service cost component (a)	(674)	(35,359)
Other	2,703	(977)
Other income, net	$23,749	$6,699
_____________________
(a)     Includes pre-tax actuarial losses of $0.2 million for the three months ended March 31, 2023 related to the pension plans in the U.S. and $37.5 million for the three months ended March 31, 2022 related to the funded pension plans in the U.K. and U.S. See "Note 7—Pension and Postretirement Benefit Plans" for additional information.

NOTE 11—CONTINGENCIES
In the ordinary course of business, the Company is a party to various lawsuits. The Company establishes accruals for specific legal matters when it determines that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable. Management has also identified certain other legal matters where the Company believes an unfavorable outcome is not probable and, therefore, no accrual is established. Although management currently believes that resolving claims against the Company, including claims where an unfavorable outcome is reasonably possible, will not have a material impact on the liquidity, results of operations, or financial condition of the Company, these matters are subject to inherent uncertainties and management's view of these matters may change in the future. The Company also evaluates other contingent matters, including uncertain income tax positions and non-income tax contingencies, to assess the likelihood of an unfavorable outcome and estimated extent of potential loss. It is possible that an unfavorable outcome of one or more of these lawsuits or other contingencies could have a material impact on the liquidity, results of operations, or financial condition of the Company. See "Note 8—Income Taxes" for information related to uncertain income tax positions.
NOTE 12—RELATED PARTY TRANSACTIONS
IAC and Angi Inc.
Allocation of CEO Compensation and Certain Expenses
Joseph Levin, CEO of IAC and Chairman of Angi Inc., was appointed CEO of Angi Inc on October 10, 2022. As a result, for the three months ended March 31, 2023, IAC allocated $2.3 million in costs to Angi Inc. (including salary, benefits, stock-based compensation and costs related to the CEO's office). These costs were allocated from IAC based upon time spent on Angi Inc. by Mr. Levin. Management considers the allocation method to be reasonable. The allocated costs also include costs directly attributable to Angi Inc. that were initially paid for by IAC and billed by IAC to Angi Inc.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The Combination and Related Agreements
The Company and Angi Inc., in connection with the transaction resulting in the formation of Angi Inc. in 2017, which is referred to as the "Combination", entered into a contribution agreement; an investor rights agreement; a services agreement; a tax sharing agreement; and an employee matters agreement.
IAC and Vimeo Inc. ("Vimeo")
Following the spin-off of Vimeo from IAC, the relationship between IAC and Vimeo is governed by several agreements, which include a separation agreement, a tax matters agreement, a transition services agreement, an employee matters agreement and office lease agreements. The Company and Vimeo are related parties because Mr. Diller is the beneficial owner of more than 10% of the voting interests in both IAC and Vimeo.
The Company has an outstanding receivable of $0.8 million at both March 31, 2023 and December 31, 2022 due from Vimeo pursuant to the separation agreement. This amount is included in "Other current assets" in the balance sheet.
For the three months ended March 31, 2023 and 2022, Vimeo was charged less than $0.1 million and $0.1 million, respectively, by IAC for services rendered pursuant to the transition services agreement. At March 31, 2023 and December 31, 2022, there were no outstanding receivables or payables pursuant to the transition services agreement.
For the three months ended March 31, 2023 and 2022, Vimeo was charged $0.9 million and $1.6 million, respectively, of rent pursuant to the lease agreements. At March 31, 2023, the Company has an outstanding receivable of $0.1 million due from Vimeo pursuant to the lease agreements. This amount is included in "Other non-current assets" in the balance sheet. At December 31, 2022, there were no outstanding receivables due from Vimeo pursuant to the lease agreements.
IAC and Expedia
At March 31, 2023, the Company and Expedia each had a 50% ownership interest in two aircraft that may be used by both companies. Members of the aircraft flight crews are employed by an entity in which the Company and Expedia each have a 50% ownership interest. The Company and Expedia have agreed to share costs relating to flight crew compensation and benefits pro-rata according to each company’s respective usage of the aircraft, for which they are separately billed by the entity described above. The Company and Expedia are related parties because Mr. Diller serves as Chairman and Senior Executive of both IAC and Expedia. For the three months ended March 31, 2023 and 2022, total payments made to this entity by the Company were not material.
In addition, Expedia may use certain aircraft owned 100% by a subsidiary of the Company on a cost basis. For the three months ended March 31, 2023 and 2022, the payments made by Expedia to the Company pursuant to this arrangement were not material.
NOTE 13—SUBSEQUENT EVENTS
In April 2023, the Company completed the acquisition of the formerly leased land under its New York City headquarters building for a purchase price of $80.0 million.
In April 2023, the Company purchased additional shares of Turo for $103.6 million. Following the purchase, IAC's aggregate percentage ownership in Turo is approximately 31%.
From April 1, 2023 through May 5, 2023, IAC repurchased 1.3 million shares of its common stock, on a trade date basis, at an average price of $50.47 per share, or $67.2 million in aggregate. At May 5, 2023, IAC has 3.8 million shares remaining in its share repurchase authorization.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL
Management Overview
IAC today consists of category leading businesses, including Dotdash Meredith, Angi Inc. and Care.com, as well as others ranging from early stage to established businesses.
As used herein, "IAC," the "Company," "we," "our" or "us" and similar terms refer to IAC Inc. and its subsidiaries (unless the context requires otherwise).
For a more detailed description of the Company's operating businesses, see "Description of IAC Businesses" included in "Item 1—Business" to the Company's Annual Report on Form 10-K for the year ended December 31, 2022.
Defined Terms and Operating Metrics:
Unless otherwise indicated or as the context otherwise requires, certain terms used in this quarterly report, which include the principal operating metrics we use in managing our business, are defined below:
Reportable Segments (for additional information see "Note 6—Segment Information" to the financial statements included in "Item 1—Consolidated Financial Statements"):
•Dotdash Meredith - one of the largest digital and print publishers in America. From mobile to magazines, nearly 200 million people trust us to help them make decisions, take action and find inspiration. Dotdash Meredith's over 40 iconic brands include PEOPLE, Better Homes & Gardens, Verywell, FOOD & WINE, The Spruce, Allrecipes, Byrdie, REAL SIMPLE, Investopedia and Southern Living.
•Angi Inc. - a publicly traded company that connects quality home service professionals with consumers across more than 500 different categories, from repairing and remodeling homes to cleaning and landscaping. In the fourth quarter of 2022, the Angi Inc. segment presentation was changed to reflect its four operating segments, which include: (i) Ads and Leads, (ii) Services, (iii) Roofing and (iv) International (consisting of businesses in Europe and Canada). Angi Inc.'s financial information for the first quarter of 2022 has been recast to conform to the current period presentation. At March 31, 2023, the Company’s economic interest and voting interest in Angi Inc. were 83.9% and 98.1%, respectively.
•Search - consists of Ask Media Group, a collection of websites providing general search services and information, and Desktop, which includes our direct-to-consumer downloadable desktop applications and our business-to-business partnership operations.
•Emerging & Other - consists of:
•Care.com, a leading online destination for families to connect with caregivers for their children, aging parents, pets and homes and for caregivers to connect with families seeking care services. Care.com's brands include Care For Business, Care.com offerings to enterprises and HomePay;
•Mosaic Group, a leading developer and provider of global subscription mobile applications. Mosaic Group has a portfolio of some of the largest and most popular applications in the following verticals: Communications (RoboKiller, TapeACall, Trapcall), Language (iTranslate, Speak & Translate), Weather (Clime: NOAA Weather Radar Live, Weather Live), Business (PDF Hero, Scan Hero) and Lifestyle (Blossom, Pixomatic); and
•Vivian Health, The Daily Beast, IAC Films, Newco (an IAC incubator) and, for periods prior to its sale on November 9, 2022, Bluecrew.
Dotdash Meredith
•Digital Revenue - includes advertising revenue, performance marketing revenue and licensing and other revenue.

◦Advertising revenue - primarily includes revenue generated from display advertisements sold both directly through our sales team and via programmatic exchanges.
◦Performance marketing revenue - primarily includes revenue generated through affiliate commerce, affinity marketing channels and performance marketing commissions. Affiliate commerce commission revenue is generated when Dotdash Meredith refers users to commerce partner websites resulting in a purchase or transaction. Affinity marketing programs market and place magazine subscriptions for both Dotdash Meredith and third-party publisher titles. Performance marketing commissions are generated on a cost-per-click or cost-per-action basis.
◦Licensing and Other revenue - primarily includes revenue generated through brand and content licensing agreements. Brand licensing generates royalties from multiple long-term trademark licensing agreements with retailers, manufacturers, publishers and service providers. Content licensing royalties are earned from our relationship with Apple News + as well as other content distribution relationships.
•Print Revenue - primarily includes subscription, advertising, newsstand and performance marketing revenue.
Angi Inc.
•Ads and Leads Revenue - primarily reflects domestic ads and leads revenue, including consumer connection revenue for consumer matches, revenue from service professionals under contract for advertising and membership subscription revenue from service professionals and consumers.
•Services Revenue - primarily reflects domestic revenue from pre-priced offerings by which consumers request services through an Angi Inc. platform and Angi Inc. connects them with a service professional to perform the service. From January 1, 2020 through December 31, 2022, Services recorded revenue on a gross basis. Effective January 1, 2023, Angi Inc. modified the Services terms and conditions so that the service professional, rather than Angi Inc., has the contractual relationship with the consumer to deliver the service and Angi Inc.'s performance obligation to the consumer is to connect them with the service professional. This change in contractual terms requires revenue be reported as the net amount of what is received from the consumer after deducting the amounts owed to the service professional providing the service effective for all arrangements entered into after December 31, 2022. This change in accounting treatment resulted in a decrease in revenue of $25.7 million for the three months ended March 31, 2023. There is no impact to operating loss or Adjusted EBITDA from this change in revenue recognition.
•Roofing Revenue - primarily reflects revenue from the roof replacement business offering by which the consumer purchases services directly from Angi Inc. and Angi Inc. engages a service professional to perform the service.
•International Revenue - primarily reflects revenue generated within the International segment (consisting of businesses in Europe and Canada), including consumer connection revenue for consumer matches and membership subscription revenue from service professionals and consumers.
Operating Costs and Expenses:
•Cost of revenue (exclusive of depreciation) - consists primarily of traffic acquisition costs, which include (i) payments made to partners who direct traffic to our Ask Media Group websites and who distribute our business-to-business customized browser-based applications and (ii) the amortization of fees paid to Apple and Google related to the distribution of apps and the facilitation of in-app purchases of product features. Traffic acquisition costs include payment of amounts based on revenue share and other arrangements. Cost of revenue also includes production, distribution and editorial costs at Dotdash Meredith, payments made to independent third-party service professionals who performed work contracted under Services arrangements that were entered into prior to January 1, 2023 and the change to net revenue reporting, compensation expense (including stock-based compensation expense) and other employee-related costs, roofing material and third-party contactor costs associated with Roofing arrangements, credit card processing fees, payments made to workers staffed by Bluecrew for periods prior to its sale on November 9, 2022, hosting fees and payments made to care providers for Care For Business.

•Selling and marketing expense - consists primarily of advertising expenditures, which include online marketing, including fees paid to search engines, social media sites, other online marketing platforms, app platforms and partner-related payments to those who direct traffic to the brands within our Angi Inc. segment, offline marketing, which is primarily television advertising, compensation expense (including stock-based compensation expense) and other employee-related costs for sales force and marketing personnel, subscription acquisition costs related to Dotdash Meredith, outsourced personnel and consulting costs and service guarantee expense at Angi Inc.
•General and administrative expense - consists primarily of compensation expense (including stock-based compensation expense) and other employee-related costs for personnel engaged in executive management, finance, legal, tax, human resources and customer service functions (except for Care.com, which includes customer service costs within "Cost of revenue" in the statement of operations), fees for professional services (including transaction-related costs related to the acquisition of Meredith Holdings Corporation ("Meredith") and other acquisitions), provision for credit losses, rent expense and facilities cost, software license and maintenance costs and acquisition-related contingent consideration fair value adjustments (described below). The customer service function at Angi Inc. includes personnel who provide support to its service professionals and consumers.
•Product development expense - consists primarily of compensation expense (including stock-based compensation expense) and other employee-related costs and third-party contractor costs that are not capitalized for personnel engaged in the design, development, testing and enhancement of product offerings and related technology and software license and maintenance costs.
•Acquisition-related contingent consideration fair value adjustments - relate to the portion of the purchase price of certain acquisitions that is contingent upon the financial performance and/or operating metric targets of the acquired company. Changes in the estimated fair value of the contingent consideration arrangements are recognized during each reporting period in "General and administrative expense" in the statement of operations.
Long-term debt (for additional information see "Note 4—Long-term Debt" to the financial statements included in "Item 1—Consolidated Financial Statements"):
•Dotdash Meredith Term Loan A - due December 1, 2026. At March 31, 2023 and December 31, 2022, the outstanding balance of the Dotdash Meredith Term Loan A was $328.1 million and $332.5 million, respectively, and bore interest at an adjusted term secured overnight financing rate ("Adjusted Term SOFR") plus 2.25%, or 6.94% and 5.91%, respectively. The Dotdash Meredith Term Loan A has quarterly principal payments.
•Dotdash Meredith Term Loan B - due December 1, 2028. At March 31, 2023 and December 31, 2022, the outstanding balance of the Dotdash Meredith Term Loan B was $1.23 billion and $1.24 billion, respectively, and bore interest at Adjusted Term SOFR, subject to a minimum of 0.50%, plus 4.00%, or 8.77% and 8.22%, respectively. The Dotdash Meredith Term Loan B has quarterly principal payments.
•Dotdash Meredith Revolving Facility - Dotdash Meredith's $150.0 million revolving credit facility expires on December 1, 2026. At March 31, 2023 and December 31, 2022, there were no outstanding borrowings under the Dotdash Meredith Revolving Facility.
•ANGI Group Senior Notes - on August 20, 2020, ANGI Group, LLC ("ANGI Group"), a direct wholly-owned subsidiary of Angi Inc., issued $500 million of its 3.875% Senior Notes due August 15, 2028, with interest payable February 15 and August 15 of each year.
Non-GAAP financial measure:
•Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") - is a non-GAAP financial measure. See "Principles of Financial Reporting" for the definition of Adjusted EBITDA and a reconciliation of net earnings (loss) attributable to IAC shareholders to operating loss to Adjusted EBITDA for the three months ended March 31, 2023 and 2022.

Dotdash Meredith Restructuring and Other Charges
During 2022, Dotdash Meredith management committed to several actions to improve efficiencies and better align its cost structure following the acquisition of Meredith on December 1, 2021. These actions included: (i) the discontinuation of certain print publications and the shutdown of PeopleTV, for which the related expense was primarily reflected in the first quarter of 2022, (ii) a voluntary retirement program announced in the first quarter of 2022, for which the related expense was primarily reflected in the first half of 2022, (iii) the consolidation of certain leased office space, for which the related expense was reflected in the third quarter of 2022 and (iv) a reduction in force plan, for which the related expenses were accrued primarily in the fourth quarter of 2022. These actions resulted in $80.2 million of restructuring charges incurred for the year ended December 31, 2022.
During the first quarter of 2023, Dotdash Meredith continued to incur costs related to the voluntary retirement program and recorded adjustments to previously accrued amounts related to the reduction in force. Dotdash Meredith incurred restructuring charges of $2.2 million and $22.4 million in the three months ended March 31, 2023 and 2022, respectively, including $2.2 million and $20.5 million, respectively, of severance and related costs. Dotdash Meredith recorded reversals of previously accrued costs of $2.2 million, resulting in a net reversal of expense of less than $0.1 million, in the three months ended March 31, 2023.
During the first quarter of 2023, Dotdash Meredith reassessed the sublease market assumptions and recorded impairment charges related to certain unoccupied leased office space due to the continued decline in the commercial real estate market; a $44.7 million impairment of a right-of-use asset ("ROU asset") and a $25.3 million impairment of leasehold improvements, furniture and equipment, which are included in "General and administrative expense" and "Depreciation," respectively, in the statement of operations.

See "Note 2—Dotdash Meredith Restructuring Charges and Transaction-Related Expenses" and "Note 3—Financial Instruments and Fair Value Measurements" to the financial statements included in "Item 1—Consolidated Financial Statements" for additional information on Dotdash Meredith restructuring and impairment charges, respectively.
Certain Risks and Concentrations—Services Agreement with Google (the "Services Agreement")
The Company and Google are parties to an amended Services Agreement, which automatically renewed effective March 31, 2023 and expires on March 31, 2025.
As a result of certain industry-wide policy changes combined with increased enforcement of policies under the Services Agreement in prior periods, the Company discontinued the introduction of new products in 2021. Therefore, the current B2C revenue stream relates solely to the then existing installed base of products. As a result, the revenue and profits of the B2C business have declined significantly and the Company expects that trend to continue.
See "Note 1—The Company and Summary of Significant Accounting Policies" to the financial statements included in "Item 1—Consolidated Financial Statements" for additional information on the Services Agreement with Google.

Results of Operations for the three months ended March 31, 2023 compared to the three months ended March 31, 2022
Revenue

	Three Months Ended March 31,
	2023	$ Change	% Change	2022
	(Dollars in thousands)
Dotdash Meredith
Digital	$184,797	$(31,368)	(15)%	$216,165
Print	207,016	(82,962)	(29)%	289,978
Intersegment eliminations	(4,231)	1,441	25%	(5,672)
Total Dotdash Meredith	387,582	(112,889)	(23)%	500,471
Angi Inc.
Domestic
Ads and Leads	293,506	(1,240)	0%	294,746
Services	32,059	(44,391)	(58)%	76,450
Roofing	38,372	1,685	5%	36,687
Domestic intersegment eliminations	(1,462)	215	13%	(1,677)
Total Domestic	362,475	(43,731)	(11)%	406,206
International	29,932	(21)	0%	29,953
Total Angi Inc.	392,407	(43,752)	(10)%	436,159
Search	152,475	(70,910)	(32)%	223,385
Emerging & Other	154,031	(12,963)	(8)%	166,994
Intersegment eliminations	(2,224)	(560)	(34)%	(1,664)
Total	$1,084,271	$(241,074)	(18)%	$1,325,345

•Dotdash Meredith revenue decreased 23% to $387.6 million due primarily to decreases of $83.0 million, or 29%, from Print and $31.4 million, or 15%, from Digital. The decrease from Print was driven by restructuring activities in the first quarter of 2022, which included the discontinuation of several publications and the reduction in circulation of others. The decrease from Digital was due primarily to decreases of $25.3 million, or 18%, in Advertising Revenue and $6.0 million, or 21%, in Licensing and Other Revenue. The decrease in Advertising Revenue was due primarily to traffic declines to its sites compared to COVID-19 supported traffic levels in the prior year period, declines in premium advertising sold through its sales team and lower rates across programmatic channels. The decrease in Licensing and Other Revenue was due primarily to lower revenue share from syndication partner sites and lower licensing fees from retail partners.
•Angi Inc. revenue decreased 10% to $392.4 million due primarily to a decrease of $44.4 million, or 58%, from Services resulting from the change to net revenue reporting as described above under "Services Revenue" and a decrease of $18.0 million due primarily to the shift away from complex and less profitable Services offerings.
•Search revenue decreased 32% to $152.5 million due to decreases of $61.4 million, or 32%, from Ask Media Group and $9.5 million, or 32%, from Desktop. The decrease from Ask Media Group was due to a reduction in marketing from affiliate partners driving fewer visitors to ad supported search and content websites. The decrease from Desktop was due primarily to the Google policy changes and the subsequent cessation of new products described above under "Services Agreement with Google (the "Services Agreement")."
•Emerging & Other revenue decreased 8% to $154.0 million due primarily to the inclusion of Bluecrew in the prior year period, which was sold on November 9, 2022, and a decrease in revenue at Mosaic Group, partially offset by growth of 5% and 51% at Care.com and Vivian Health, respectively, and increased revenue at IAC Films.

Cost of revenue (exclusive of depreciation shown separately below)

	Three Months Ended March 31,
	2023	$ Change	% Change	2022
	(Dollars in thousands)
Cost of revenue (exclusive of depreciation shown separately below)	$342,084	$(191,520)	(36)%	$533,604
As a percentage of revenue	32%			40%
Cost of revenue in 2023 decreased from 2022 due to decreases of $60.3 million from Search, $59.8 million from Dotdash Meredith, $57.0 million from Angi Inc. and $14.5 million from Emerging & Other.
•The Search decrease was due primarily to a decrease in traffic acquisition costs of $58.4 million at Ask Media Group due primarily to a decrease in the proportion of revenue earned from affiliate partners who direct traffic to our websites.
•The Dotdash Meredith decrease was due primarily to decreases of $43.0 million from Print and $16.9 million from Digital. The decrease from Print was due primarily to a decrease of $27.7 million in production and distribution costs (postage, printing, paper and content) due to the discontinuation of several publications in the first quarter of 2022 and the reduction in circulation of others. Print was further impacted by a decrease of $11.9 million in compensation expense resulting from a voluntary retirement program in the first quarter of 2022 and the reduction in force described above under "Dotdash Meredith Restructuring and Other Charges." The decrease from Digital was due primarily to a decrease of $7.2 million in traffic acquisition costs driven by lower revenue and a decrease of $5.9 million in compensation expense due to the reduction in force.
•The Angi Inc. decrease was due primarily to a decrease of $53.5 million from Services due primarily to a $47.7 million decrease in payments to third-party professional service providers due primarily to a decrease of $25.7 million resulting from the change to net revenue reporting effective January 1, 2023, described above. Additionally, payments to third-party professional service providers decreased as a result of the shift away from complex and less profitable Services offerings.
•The Emerging & Other decrease was primarily due to the inclusion in the prior year period of $13.4 million in expense from Bluecrew, which was sold on November 9, 2022.
Selling and marketing expense

	Three Months Ended March 31,
	2023	$ Change	% Change	2022
	(Dollars in thousands)
Selling and marketing expense	$404,141	$(84,322)	(17)%	$488,463
As a percentage of revenue	37%			37%
Selling and marketing expense in 2023 decreased from 2022 due to decreases of $54.2 million from Dotdash Meredith, $20.9 million from Angi Inc. and $11.5 million from Emerging & Other.
•The Dotdash Meredith decrease was due primarily to decreases of $37.5 million in subscription acquisition costs and $12.4 million in compensation expense from Print. The decrease in subscription acquisition costs was driven by lower commission payments made to third-party agents to sell magazine subscriptions resulting from the discontinuation of several publications in the first quarter of 2022 and the reduction in circulation of others. The decrease in compensation expense was due to a voluntary retirement program in the first quarter of 2022 and the reduction in force described above under "Dotdash Meredith Restructuring and Other Charges."
•The Angi Inc. decrease was due primarily to decreases of $8.2 million from International, $6.1 million from Services and $4.4 million from Ads and Leads.
◦The International decrease was due primarily to a decrease of $8.9 million in advertising expense due primarily to decreases of $4.8 million and $4.4 million in television spend and online marketing spend, respectively.

◦The Services decrease was due primarily to decreases of $4.3 million in professional fees, $3.4 million in compensation expense and $1.1 million in advertising expense, partially offset by an increase of $3.5 million in service guarantee expense. The decrease in professional fees was primarily due to decreases in consulting fees and outsourced personnel costs of $3.6 million due to lower phone-based sales wages primarily resulting from increased reliance on more profitable digital conversion channels and $1.3 million due to streamlined fulfillment operations driven, in part, by fewer complex services, respectively. The decrease in compensation expense was due primarily to lower headcount. The decrease in advertising expense was primarily due to a decrease in service professional marketing spend. The increase in service guarantee expense is due to the aforementioned change in contractual terms and conditions such that this expense is no longer a component of cost of revenue, which is where the expense was recorded prior to January 1, 2023.
◦The Ads and Leads decrease was due primarily to decreases of $10.7 million in advertising expense and $1.7 million in consulting fees, partially offset by an increase of $7.6 million in compensation expense. The decrease in advertising expense was due primarily to a decrease of $11.4 million in online marketing spend. The decrease in consulting fees was due primarily to a decrease in marketing and branding consultancy fees. The increase in compensation expense was due primarily to increased sales commissions driven by sales growth and the immediate expensing of commissions for certain transactions beginning October 1, 2022, rather than recording commissions as an asset to be amortized over the duration of the related customer relationship period due to the average customer relationship being assessed as less than one year.
•The Emerging & Other decrease was due primarily to decreases of $6.7 million in online marketing spend at Mosaic Group and $4.2 million in expense at Bluecrew, which was sold on November 9, 2022.
General and administrative expense

	Three Months Ended March 31,
	2023	$ Change	% Change	2022
	(Dollars in thousands)
General and administrative expense	$269,526	$29,055	12%	$240,471
As a percentage of revenue	25%			18%
General and administrative expense in 2023 increased from 2022 due to increases of $31.7 million from Dotdash Meredith and $5.6 million from Emerging & Other, partially offset by a decrease of $7.1 million from Angi Inc.
•The Dotdash Meredith increase was due primarily to an impairment charge at Other (unallocated corporate costs) of $44.7 million of an ROU asset related to unoccupied lease space recognized in the first quarter of 2023, partially offset by a decrease of $4.1 million in restructuring costs ($0.2 million in 2023 compared to $4.3 million 2022) related to activities described above under "Dotdash Meredith Restructuring and Other Charges" and the inclusion in 2022 of $4.0 million in transaction-related costs related to the acquisition of Meredith.
•The Emerging & Other increase was due primarily to an increase in expense of $3.3 million at IAC Films related to certain participation rights, the inclusion in the prior year period of a $3.2 million gain at Care.com related to the termination of a lease and an increase of $1.6 million in compensation expense at Vivian Health, partially offset by a decrease in expense of $2.0 million at Bluecrew, which was sold on November 9, 2022.
•The Angi Inc. decrease was due primarily to a decrease of $6.7 million from Ads and Leads due primarily to decreases in compensation expense of $7.3 million and recruitment fees of $1.4 million, partially offset by an increase in the provision for credit losses of $3.1 million due primarily to lower collection rates. The decrease in compensation expense is due primarily to a reduction in headcount.

Product development expense

	Three Months Ended March 31,
	2023	$ Change	% Change	2022
	(Dollars in thousands)
Product development expense	$88,338	$4,143	5%	$84,195
As a percentage of revenue	8%			6%
Product development expense in 2023 increased from 2022 due to increases of $7.5 million from Angi Inc. and $2.6 million from Dotdash Meredith, partially offset by $6.1 million from Emerging & Other.
•The Angi Inc. increase was due primarily to an increase of $6.2 million from Ads and Leads due primarily to an increase in compensation expense of $6.8 million related primarily to increased spend on projects that did not meet capitalization requirements.
•The Dotdash Meredith increase was due primarily to an increase of $2.9 million from Digital due primarily to an increase in compensation expense of $4.1 million related primarily to an increase in headcount and a decrease in compensation expense that qualified for capitalization.
•The Emerging & Other decrease was due primarily to decreases in outsourced personnel costs of $3.6 million and compensation expense of $1.7 million at Care.com, and a decrease in expense of $2.6 million at Bluecrew, which was sold on November 9, 2022, partially offset by an increase in compensation expense of $2.4 million at Vivian Health. The decreases in outsourced personnel costs and compensation expense at Care.com was due primarily to costs incurred in 2022 to enhance product offerings and develop new products, and lower headcount, respectively. The increase in compensation expense at Vivian Health was due primarily to an increase in headcount.
Depreciation

	Three Months Ended March 31,
	2023	$ Change	% Change	2022
	(Dollars in thousands)
Depreciation	$61,172	$30,936	102%	$30,236
As a percentage of revenue	6%			2%
Depreciation increased in 2023 from 2022 due primarily to increases of $20.1 million at Dotdash Meredith and $11.4 million at Angi Inc. The increase at Dotdash Meredith was due primarily to the impairment of leasehold improvements and furniture and equipment of $25.3 million related to unoccupied leased space, partially offset by a decrease of $4.5 million in depreciation as a result of the reclassification of certain acquired capitalized software from depreciable assets to intangible assets in connection with the completion of purchase accounting related to the acquisition of Meredith. The increase at Angi Inc. was due primarily to capitalized software projects placed in service after the first quarter of 2022.

Operating (loss) income

	Three Months Ended March 31,
	2023	$ Change	% Change	2022
	(Dollars in thousands)
Dotdash Meredith
Digital	$(17,887)	$(16,019)	(857)%	$(1,868)
Print	(5,756)	32,579	85%	(38,335)
Other	(87,591)	(71,549)	(446)%	(16,042)
Total Dotdash Meredith	(111,234)	(54,989)	(98)%	(56,245)
Angi Inc.
Domestic
Ads and Leads	13,480	(2,006)	(13)%	15,486
Services	(12,452)	13,298	52%	(25,750)
Roofing	411	6,561	NM	(6,150)
Other	(14,939)	(1,917)	(15)%	(13,022)
Total Domestic	(13,500)	15,936	54%	(29,436)
International	3,030	7,551	NM	(4,521)
Total Angi Inc.	(10,470)	23,487	69%	(33,957)
Search	10,770	(14,309)	(57)%	25,079
Emerging & Other	11,445	16,489	NM	(5,044)
Corporate	(36,107)	2,540	7%	(38,647)
Total	$(135,596)	$(26,782)	(25)%	$(108,814)

As a percentage of revenue	(13)%			(8)%
_____________________
NM = Not meaningful
Operating loss increased $26.8 million to a loss of $135.6 million due primarily to an increase of $30.9 million in depreciation and income of $0.6 million in 2022 related to an acquisition-related contingent consideration fair value adjustment, partially offset by decreases of $2.5 million in amortization of intangibles and $0.8 million in stock-based compensation expense and an increase in Adjusted EBITDA of $1.4 million, described below. The increase in depreciation was due primarily to the impairment of leasehold improvements and furniture and equipment at Dotdash Meredith of $25.3 million related to unoccupied leased space and an increase in expense at Angi Inc. primarily related to capitalized software projects placed in service after the first quarter of 2022, partially offset by a decrease in depreciation at Dotdash Meredith as a result of the reclassification of certain acquired capitalized software from depreciable assets to intangible assets in connection with the completion of purchase accounting related to the acquisition of Meredith. The decrease in the amortization of intangibles was due primarily to lower expense at Dotdash Meredith Print and Care.com due to certain intangible assets becoming fully amortized, partially offset by an increase at Dotdash Meredith Digital as a result of the reclassification of certain acquired capitalized software from depreciable assets to intangible assets described above.
The aggregate carrying value of goodwill for which the most recent estimate of the excess of fair value over carrying value is less than 20% is $153.6 million of goodwill at Mosaic Group. There is one indefinite-lived intangible asset at Dotdash Meredith Digital with a value of approximately $126.0 million for which the excess of fair value over carrying value is less than 20%.
At March 31, 2023, there was $319.1 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 4.4 years.

Adjusted EBITDA

	Three Months Ended March 31,
	2023	$ Change	% Change	2022
	(Dollars in thousands)
Dotdash Meredith
Digital	$24,403	$(10,397)	(30)%	$34,800
Print	11,334	21,814	NM	(10,480)
Other	(58,854)	(43,068)	(273)%	(15,786)
Total Dotdash Meredith	(23,117)	(31,651)	NM	8,534
Angi Inc.
Domestic
Ads and Leads	39,851	5,526	16%	34,325
Services	(2,168)	16,399	88%	(18,567)
Roofing	821	5,847	NM	(5,026)
Other	(12,354)	(1,904)	(18)%	(10,450)
Total Domestic	26,150	25,868	9,230%	282
International	4,354	7,805	NM	(3,451)
Total Angi Inc.	30,504	33,673	NM	(3,169)
Search	10,791	(14,309)	(57)%	25,100
Emerging & Other	14,778	13,862	1,513%	916
Corporate	(23,833)	(139)	(1)%	(23,694)
Total	$9,123	$1,436	19%	$7,687

As a percentage of revenue	1%			1%
For a reconciliation of net earnings (loss) attributable to IAC shareholders to operating loss to Adjusted EBITDA, see "Principles of Financial Reporting." For a reconciliation of operating loss to Adjusted EBITDA for the Company's reportable segments, see "Note 6—Segment Information" to the financial statements included in "Item 1—Consolidated Financial Statements."
•Dotdash Meredith Adjusted EBITDA decreased $31.7 million to a loss of $23.1 million due to an increase in Adjusted EBITDA losses of $43.1 million from Other (unallocated corporate costs) and a decrease in Adjusted EBITDA of $10.4 million from Digital, partially offset by an increase in Adjusted EBITDA of $21.8 million from Print.
◦The Other (unallocated corporate costs) Adjusted EBITDA loss increase was due primarily to an impairment charge of $44.7 million of an ROU asset related to unoccupied lease space recognized in the first quarter of 2023.
◦The Digital Adjusted EBITDA decrease was due primarily to lower revenue and an increase in product development expense described above, partially offset by the inclusion in 2022 of $5.8 million of restructuring charges and transaction-related expenses.
◦The Print Adjusted EBITDA increase was due primarily to a decrease in operating costs and expenses driven by the inclusion in 2022 of $16.4 million of restructuring charges and transaction-related expenses.
See "Note 2—Dotdash Meredith Restructuring Charges and Transaction-Related Expenses" to the financial statements included in "Item 1—Consolidated Financial Statements" for additional information on Dotdash Meredith restructuring charges.

•Angi Inc. Adjusted EBITDA increased $33.7 million to $30.5 million from a loss of $3.2 million due to decreases in Adjusted EBITDA losses of $16.4 million from Services, $5.8 million from Roofing and $7.8 million from International and an increase in Adjusted EBITDA of $5.5 million from Ads and Leads, partially offset by increased Adjusted EBITDA losses of $1.9 million from Other (unallocated corporate costs).
◦The Services Adjusted EBITDA loss decrease was due primarily to pricing and fulfillment optimization efforts over the past year and lower operating expenses due to a reduced overall cost base as a result of exiting complex services and less profitable Services offerings.
◦The Roofing Adjusted EBITDA loss decrease was due primarily to higher revenue and margin optimization efforts (both labor and material efficiencies).
◦The International Adjusted EBITDA loss decrease was due primarily to lower selling and marketing expense, described above.
◦The Ads and Leads Adjusted EBITDA increase was due primarily to lower selling and marketing expense due to improved marketing efficiency and lower general and administrative expense due to lower compensation expense and other operating expenses.
◦The Other (unallocated corporate costs) Adjusted EBITDA loss increase was due primarily to an increase in lease expense due to the repurposing of its real estate for general and administrative functions in 2022.
•Search Adjusted EBITDA decreased 57% to $10.8 million due primarily to lower revenue.
•Emerging & Other Adjusted EBITDA increased $13.9 million to $14.8 million due primarily to higher profits at Care.com and Mosaic Group and the sale of Bluecrew, which had losses in the prior year period, partially offset by higher losses at IAC Films, Vivian Health, Newco and Daily Beast.
Interest expense

	Three Months Ended March 31,
	2023	$ Change	% Change	2022
	(Dollars in thousands)
Interest expense	$38,172	$16,260	74%	$21,912
Interest expense in 2023 increased from 2022 due primarily to an increase in interest rates on the Dotdash Meredith Term Loans.
Unrealized gain (loss) on investment in MGM Resorts International ("MGM")

	Three Months Ended March 31,
	2023	$ Change	% Change	2022
	(Dollars in thousands)
Unrealized gain (loss) on investment in MGM Resorts International	$704,840	$892,170	NM	$(187,330)

The Company's investment in MGM is accounted for as a marketable equity security and the unrealized pre-tax gain and loss of $704.8 million and $187.3 million in the three months ended March 31, 2023 and 2022, respectively, were due to changes in the price of MGM as reported on the New York Stock Exchange. As of March 31, 2023, the Company owns approximately 64.7 million shares in MGM.
Other income, net

	Three Months Ended March 31,
	2023	2022
	(Dollars in thousands)
Interest income	$16,930	$698
Unrealized increase in the estimated fair value of a warrant	5,940	7,985
Unrealized (loss) gain related to marketable equity securities	(1,150)	34,352
Net periodic pension benefit costs, other than the service cost component (a)	(674)	(35,359)
Other	2,703	(977)
Other income, net	$23,749	$6,699

$ Change	$17,050
% Change	255%
_____________________
(a)     Includes pre-tax actuarial losses of $0.2 million for the three months ended March 31, 2023 related to the pension plans in the U.S. and $37.5 million for the three months ended March 31, 2022 related to the funded pension plans in the U.K. and U.S. See "Note 7—Pension and Postretirement Benefit Plans" to the financial statements included in "Item 1. Consolidated Financial Statements" for additional information.

Income tax (provision) benefit

	Three Months Ended March 31,
	2023	$ Change	% Change	2022
	(Dollars in thousands)
Income tax (provision) benefit	$(139,502)	$(209,966)	NM	$70,464
Effective income tax rate	25%			23%
For further details of income tax matters, see "Note 8—Income Taxes" to the financial statements included in "Item 1. Consolidated Financial Statements."
In 2023, the effective income tax rate is higher than the statutory rate of 21% due primarily to state taxes and nondeductible compensation expense, partially offset by research credits.
In 2022, the effective income tax rate is higher than the statutory rate of 21% due primarily to state taxes and excess tax benefits generated by the exercise and vesting of stock-based awards, partially offset by nondeductible stock-based compensation expense.
Net loss attributable to noncontrolling interests

	Three Months Ended March 31,
	2023	$ Change	% Change	2022
	(Dollars in thousands)
Net loss attributable to noncontrolling interests	$2,456	$(2,639)	(52)%	$5,095
Net loss attributable to noncontrolling interests in 2023 and 2022 primarily represents the publicly-held interest in Angi Inc.'s losses.

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
The following table reconciles net earnings (loss) attributable to IAC shareholders to operating loss to Adjusted EBITDA:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Net earnings (loss) attributable to IAC shareholders	$417,775	$(235,798)
Add back:
Net loss attributable to noncontrolling interests	(2,456)	(5,095)
Income tax provision (benefit)	139,502	(70,464)
Other income, net	(23,749)	(6,699)
Unrealized (gain) loss on investment in MGM Resorts International	(704,840)	187,330
Interest expense	38,172	21,912
Operating loss	(135,596)	(108,814)
Add back:
Stock-based compensation expense	28,941	29,687
Depreciation	61,172	30,236
Amortization of intangibles	54,606	57,190
Acquisition-related contingent consideration fair value adjustments	—	(612)
Adjusted EBITDA	$9,123	$7,687
For a reconciliation of operating loss to Adjusted EBITDA for the Company's reportable segments, see "Note 6—Segment Information" to the financial statements included in "Item 1—Consolidated Financial Statements."
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
Amortization of intangible assets and impairments of goodwill and intangible assets are non-cash expenses related primarily to acquisitions. At the time of an acquisition, the identifiable definite-lived intangible assets of the acquired company, such as advertiser relationships, technology, licensee relationships, trade names, content, service professional relationships, customer lists and user base and subscriber relationships, are valued and amortized over their estimated lives. Value is also assigned to acquired indefinite-lived intangible assets, which comprise trade names and trademarks, and goodwill that are not subject to amortization. An impairment is recorded when the carrying value of an intangible asset or goodwill exceeds its fair value. We believe that intangible assets represent costs incurred by the acquired company to build value prior to acquisition and the related amortization and impairments of intangible assets or goodwill, if applicable, are not ongoing costs of doing business.
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

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Position

	March 31, 2023	December 31, 2022
	(In thousands)
Angi Inc. cash and cash equivalents and marketable debt securities:
United States	$304,521	$311,422
All other countries	10,439	9,733
Total cash and cash equivalents	314,960	321,155
Marketable debt securities (United States)	12,495	—
Total Angi Inc. cash and cash equivalents and marketable debt securities	327,455	321,155

Dotdash Meredith cash and cash equivalents:
United States	262,498	109,000
All other countries	13,321	14,866
Total Dotdash Meredith cash and cash equivalents	275,819	123,866

IAC (excluding Dotdash Meredith and Angi Inc.) cash and cash equivalents and marketable securities:
United States	780,690	939,168
All other countries	27,367	33,201
Total cash and cash equivalents	808,057	972,369
Marketable securities (United States)	189,643	239,373
Total IAC (excluding Dotdash Meredith and Angi Inc.) cash and cash equivalents and marketable securities	997,700	1,211,742

Total cash and cash equivalents and marketable securities	$1,600,974	$1,656,763

Dotdash Meredith Debt:
Dotdash Meredith Term Loan A	$328,125	$332,500
Dotdash Meredith Term Loan B	1,234,375	1,237,500
Total Dotdash Meredith long-term debt	1,562,500	1,570,000
Less: current portion of Dotdash Meredith long-term debt	30,000	30,000
Less: original issue discount	5,100	5,310
Less: unamortized debt issuance costs	9,762	10,215
Total Dotdash Meredith long-term debt, net	1,517,638	1,524,475

ANGI Group Debt:
ANGI Group Senior Notes	500,000	500,000
Less: unamortized debt issuance costs	4,531	4,716
Total ANGI Group long-term debt, net	495,469	495,284

Total long-term debt, net	$2,013,107	$2,019,759
The Company's international cash can be repatriated without significant tax consequences.
For a detailed description of long-term debt, see "Note 4—Long-term Debt" to the financial statements included in "Item 1. Consolidated Financial Statements."

Cash Flow Information
In summary, IAC's cash flows are as follows:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Net cash provided by (used in):
Operating activities	$25,167	$12,902
Investing activities	$51,974	$(231,589)
Financing activities	$(95,975)	$(27,482)
Net cash provided by operating activities consists of net earnings adjusted for non-cash items and the effect of changes in working capital. Non-cash adjustments include the unrealized (gains) losses on the investment in MGM, deferred income taxes, depreciation, non-cash lease expense (including ROU impairments), amortization of intangibles, pension and postretirement benefit expense, losses (gains) on sales of businesses and investments in equity securities, stock-based compensation expense, provision for credit losses and unrealized increase in the estimated fair value of a warrant.
2023
Adjustments to net earnings consist primarily of an unrealized gain on the investment in MGM of $704.8 million and an unrealized increase in the estimated fair value of a warrant of $5.9 million, partially offset by deferred taxes of $127.2 million, depreciation of $61.2 million, non-cash lease expense of $58.7 million, amortization of intangibles of $54.6 million, stock-based compensation expense of $28.9 million, provision of credit losses of $24.8 million and net losses on sales of businesses and investments in equity securities of $2.5 million. The decrease from changes in working capital include decreases in accounts payable and other liabilities of $107.4 million and operating lease liabilities of $19.7 million, partially offset by a decrease in accounts receivable of $43.0 million, a decrease in other assets of $27.0 million and an increase in deferred revenue of $15.4 million. The decrease in accounts payable and other liabilities is due primarily to decreases in (i) accrued employee compensation due primarily to payment of 2022 bonuses in 2023, a decrease in accrued payroll due to timing of payments and restructuring related severance payments at Dotdash Meredith and (ii) decreases in accounts payable at Dotdash Meredith, due primarily to a decrease in spend in the first quarter of 2023 relative to the fourth quarter of 2022 and timing of payments, and at Care.com, due primarily to timing of payments. The decrease in operating lease liabilities is due to cash payments on leases net of interest accretion. The decrease in accounts receivable is due primarily to a decrease in revenue in the first quarter of 2023 relative to the fourth quarter of 2022 at Dotdash Meredith, partially offset by an increase at Angi Inc., due primarily to timing of cash receipts for credit card transactions. The decrease in other assets is due, in part, to a decrease in prepaid hosting services at Angi Inc., Dotdash Meredith and Corporate. The increase in deferred revenue is due primarily to timing of annual subscription renewals at Care.com.
Net cash provided by investing activities includes maturities of marketable debt securities of $137.5 million and proceeds from the sales of assets of $29.4 million, including $28.9 million related to the sale of a building at Dotdash Meredith, partially offset by $98.5 million for the purchases of marketable debt securities and capital expenditures of $21.9 million primarily related to investments in capitalized software at Angi Inc. to support its products and services and payment of $8.1 million related to the acquisition of the formerly leased land under IAC's New York City headquarters building. The purchase of the land was completed in April 2023.
Net cash used in financing activities includes the repurchase of 1.7 million shares of IAC common stock, on a settlement date basis, for $84.7 million at an average price of $51.16 per share, principal payments on Dotdash Meredith Term Loan A and Dotdash Meredith Term Loan B of $7.5 million, withholding taxes paid on behalf of IAC employees, excluding Angi Inc., for stock-based awards that were net settled of $2.2 million and withholding taxes paid on behalf of Angi Inc. employees for stock-based awards that were net settled of $1.4 million.

2022
Adjustments to net loss consist primarily of an unrealized loss on the investment in MGM of $187.3 million, amortization of intangibles of $57.2 million, pension and postretirement benefit expense of $36.3 million, depreciation of $30.2 million, stock-based compensation expense of $29.7 million, provision of credit losses of $23.3 million and non-cash lease expense of $13.7 million, partially offset by deferred taxes of $76.9 million, net gains on investments in equity securities of $35.9 million and an unrealized increase in the estimated fair value of a warrant of $8.0 million. The decrease from changes in working capital include decreases in accounts payable and other liabilities of $82.6 million and operating lease liabilities of $17.2 million, partially offset by a decrease in accounts receivable of $75.6 million and an increase in deferred revenue of $11.3 million. The decrease in accounts payable and other liabilities is due primarily to a decrease in accrued employee compensation due, in part, to payment of 2021 bonuses in 2022 and payment of commissions, partially offset by an increase in restructuring charges at Dotdash Meredith, and a decrease in accrued traffic acquisition costs at Search. The decrease in operating lease liabilities is due to cash payments on leases net of interest accretion. The decrease in accounts receivable is due primarily to a decrease in revenue in the first quarter of 2022 relative to the fourth quarter of 2021 at Dotdash Meredith and Search, partially offset by revenue growth at Angi Inc., primarily attributable to Angi Services. The increase in deferred revenue is due primarily to timing of annual subscription renewals at Care.com.
Net cash used in investing activities includes $202.5 million for the purchase of an additional 4.5 million shares of MGM and capital expenditures of $30.5 million primarily related to investments in capitalized software at Angi Inc. to support its products and services.
Net cash used in financing activities includes withholding taxes paid on behalf of IAC employees, excluding Angi Inc., for stock-based awards that were net settled of $14.9 million, the repurchase of 1.0 million shares of Angi Inc. Class A common stock, on a settlement date basis, for $8.1 million at an average price of $7.80 per share, principal payments on Dotdash Meredith Term Loan A and Dotdash Meredith Term Loan B of $7.5 million and withholding taxes paid on behalf of Angi Inc. employees for stock-based awards that were net settled of $1.3 million.
Liquidity and Capital Resources
Financing Arrangements
In March 2023, Dotdash Meredith entered into interest rate swaps for a total notional amount of $350 million with a maturity date of April 1, 2027 to manage interest rate risk exposure. Dotdash Meredith designated the interest rate swaps as cash flow hedges and applies hedge accounting to these contracts. The interest rate swaps synthetically convert $350 million of the Dotdash Meredith Term Loan B for the duration of the interest rate swaps to a fixed rate of approximately 7.92% ((i) the weighted average fixed interest rate of approximately 3.82% on the interest rate swaps plus (ii) the adjustment to the secured overnight financing rate of 0.10% plus (iii) the base rate of 4.00%), beginning April 2023.
For a detailed description of long-term debt and interest rate swaps, see "Note 1—The Company and Summary of Significant Accounting Policies" and "Note 4—Long-term Debt" to the financial statements included in "Item 1—Consolidated Financial Statements."
Investment in MGM
At March 31, 2023, the Company owns 64.7 million shares of MGM, including 4.5 million shares purchased in the first quarter of 2022 for $202.5 million, representing a 17.6% ownership.
Investment in Turo
In April 2023, the Company purchased additional shares of Turo for $103.6 million. Following the purchase, IAC's aggregate percentage ownership in Turo is approximately 31%.
Share Repurchase Authorizations and Activity
During the three months ended March 31, 2023, IAC repurchased 1.8 million shares of its common stock, on a trade date basis, at an average price of $51.16 per share, or $90.9 million in aggregate. From April 1, 2023 through May 5, 2023, IAC repurchased an additional 1.3 million shares of its common stock, on a trade date basis, at an average price of $50.47 per share, or $67.2 million in aggregate. At May 5, 2023, IAC has 3.8 million shares remaining in its share repurchase authorization.

At May 5, 2023 Angi Inc. has 15.0 million shares remaining in its share repurchase authorization.
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
The following table summarizes (i) the aggregate intrinsic value of IAC options, Angi Inc. options, Angi Inc. stock settled stock appreciation rights, IAC and Angi Inc. non-publicly traded subsidiary denominated stock settled stock appreciation rights and (ii) the aggregate fair value (based on stock prices as of May 5, 2023) of IAC and Angi Inc. RSUs and IAC restricted stock outstanding as of that date; assuming these awards were net settled on that date, the withholding taxes that would be paid by the Company on behalf of employees upon exercise or vesting that would be payable (assuming these equity awards are net settled with a 50% tax rate) and the shares that would have been issued are as follows:

	Aggregate intrinsic value / fair value of awards outstanding	Estimated withholding taxes payable on vested shares and shares that will vest by March 31, 2024	Estimated withholding taxes payable on shares that will vest after March 31, 2024	Estimated IAC shares to be issued
	(In thousands)
IAC
Stock settled stock appreciation rights denominated in shares of certain non-publicly traded IAC subsidiaries other than Angi Inc. subsidiaries (a)	$27,921	$11,568	$2,392	263
IAC denominated stock options (b)	108,721	54,360	—	1,024
IAC RSUs (c)	91,943	2,658	42,136	888
IAC restricted stock (d)	—	—	—	—
Total IAC outstanding employee stock-based awards	228,585	68,586	44,528	2,175

Angi Inc.
Angi Inc. RSUs	61,800	7,586	22,801
Angi Inc. stock appreciation rights	—	—	—	See footnote (f) below
Other Angi Inc. equity awards (a)(e)	46	23	—	See footnote (f) below
Total Angi Inc. outstanding employee stock-based awards	61,846	7,609	22,801
Total outstanding employee stock-based awards	$290,431	$76,195	$67,329
_____________________
(a)    The number of shares ultimately needed to settle these awards and the cash withholding tax obligation may vary significantly as a result of the determination of the fair value of the relevant subsidiary at the time of exercise. In addition, the number of shares required to settle these awards will be impacted by movement in the stock price of IAC.
(b)    The Company has the discretion to settle these awards net of withholding tax and exercise price (which is represented in the table above) or settle on a gross basis and require the award holder to pay its share of the withholding tax, which he or she may do by selling IAC common shares. Assuming all IAC stock options outstanding on May 5, 2023 were settled on a gross basis (i.e., through the issuance of a number of IAC common shares equal to the number of stock options exercised) the Company would have issued 2.8 million common shares and would have received $39.2 million in cash proceeds.

(c)    Approximately 70% of the estimated withholding taxes payable on RSUs, which vest after March 31, 2024, is related to awards that are scheduled to cliff vest in 2025, the five-year anniversary of the grant date.
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
Contractual Obligations
In March 2023, the Company entered into an agreement to acquire the formerly leased land under its New York City headquarters building, which purchase was completed in April 2023 for a total purchase price of approximately $80.0 million, including $8.1 million paid in March 2023. At March 31, 2023, there have been no other material changes to the Company's contractual obligations since the disclosures for the year ended December 31, 2022, included in the Company's Annual Report on Form 10-K.
Capital Expenditures
The Company anticipates that it will need to make capital expenditures in connection with the development and expansion of its operations. The Company's 2023 capital expenditures are expected to be higher than its 2022 capital expenditures of $139.8 million by approximately 5% to 10%, due primarily to the acquisition of the formerly leased land described above, partially offset by lower capital expenditures related to the development of capitalized software at Angi Inc. and Care.com.
Liquidity Assessment
On a consolidated basis, the Company generated positive cash flows from operating activities of $25.2 million for the three months ended March 31, 2023; excluding the positive cash flows from operating activities of $19.1 million generated by Angi Inc. and negative cash flows from operating activities of $5.8 million generated by Dotdash Meredith, the Company generated positive cash flows from operating activities of $11.9 million.
At March 31, 2023, the Company's consolidated cash, cash equivalents and marketable securities, excluding MGM, were $1.6 billion, of which $327.5 million and $275.8 million was held by Angi Inc. and Dotdash Meredith, respectively. The Company's consolidated debt includes approximately $1.6 billion, which is a liability of Dotdash Meredith, Inc., and $500.0 million, which is a liability of ANGI Group, a subsidiary of Angi Inc. The Dotdash Meredith Credit Agreement contains covenants that would limit Dotdash Meredith’s ability to pay dividends, incur incremental secured indebtedness, or make distributions or certain investments in the event a default has occurred or if Dotdash Meredith’s consolidated net leverage ratio, as defined in the Dotdash Meredith Credit Agreement, exceeds 4.0 to 1.0; this ratio was exceeded for the test period ended March 31, 2023. The Dotdash Meredith Credit Agreement also permits the Company to, among other things, contribute cash to Dotdash Meredith, which will provide additional liquidity to ensure that Dotdash Meredith does not exceed certain consolidated net leverage ratios for any test period, as further defined in the Dotdash Meredith Credit Agreement. In connection with these capital contributions, Dotdash Meredith may make distributions to IAC in amounts not more than any such capital contributions, provided that no default has occurred and is continuing. Such capital contributions and subsequent distributions impact the consolidated net leverage ratios of Dotdash Meredith. In March 2023, the Company contributed $135.0 million to Dotdash Meredith, which Dotdash Meredith subsequently distributed back to the Company in April 2023. Angi Inc. is an independent public company with its own public shareholders and board of directors and has no obligation to provide the Company with funds. As a result, the Company cannot freely access the cash of Angi Inc. and its subsidiaries.
The Company's liquidity could be negatively affected by a decrease in demand for its products and services due to economic or other factors.

The Company believes Angi Inc.'s and Dotdash Meredith's existing cash, cash equivalents and expected positive cash flows from operations, and the Company's existing cash and cash equivalents, excluding Angi Inc. and Dotdash Meredith, will be sufficient to fund their respective normal operating requirements, including capital expenditures, debt service, the payment of withholding taxes paid on behalf of employees for net-settled stock-based awards and investing and other commitments for the next twelve months. The Company may need to raise additional capital through future debt or equity financing to make acquisitions and investments. Additional financing may not be available on terms favorable to the Company, or at all, and may also be impacted by any disruptions in the financial markets. The indebtedness at Dotdash Meredith and Angi Inc. could further limit the Company's ability to raise additional financing.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Equity Price Risk
At March 31, 2023, the Company owns approximately 64.7 million shares of MGM. For the three months ended March 31, 2023 and 2022, the Company recorded an unrealized pre-tax gain and loss of $704.8 million and $187.3 million, respectively, on its investment in MGM.
The cumulative unrealized net pre-tax gain through March 31, 2023 is $1.6 billion. At March 31, 2023 and December 31, 2022, the carrying value of the Company's investment in MGM, which includes the cumulative unrealized pre-tax gains, was $2.9 billion and $2.2 billion, or approximately 27% and 21% of the Company's consolidated total assets, respectively. A $2.00 increase or decrease in the share price of MGM would result in an unrealized gain or loss, respectively, of $129.4 million. At May 5, 2023, the carrying value of the Company's investment in MGM was $2.8 billion. The Company's results of operations and financial condition have in the past been and may in the future be materially impacted by increases or decreases in the price of MGM common shares, which are traded on the New York Stock Exchange.
Interest Rate Risk
At March 31, 2023, the principal amount of the Company's outstanding debt totals $2.1 billion, of which $1.6 billion is the Dotdash Meredith Term Loans, which bear interest at a variable rate, and $500.0 million is the ANGI Group Senior Notes, which bear interest at a fixed rate.
During the three months ended March 31, 2023, Adjusted Term SOFR for the Dotdash Meredith Term Loans increased an average of approximately 65 basis points relative to December 31, 2022. As a result of the increase in Adjusted Term SOFR during the three months ended March 31, 2023, the interest expense on Dotdash Meredith Term Loans was $2.0 million higher as compared to what interest expense would have been if the Adjusted Term SOFR been unchanged during 2023. At March 31, 2023, the outstanding balance of $1.23 billion related to the Dotdash Meredith Term Loan B bore interest at Adjusted SOFR, subject to a minimum of 0.50%, plus 4.00%, or 8.77%, and the outstanding balance of $328.1 million related to the Dotdash Meredith Term Loan A bore interest at Adjusted Term SOFR plus 2.25%, or 6.94%. If Adjusted Term SOFR were to increase or decrease by 100 basis points, the annual interest expense on the Dotdash Meredith Term Loans would increase or decrease by $15.7 million, excluding the impact of our interest rate swaps. In March 2023, we entered into interest rate swaps for a total notional amount of $350 million to synthetically convert a portion of the Dotdash Meredith Term Loan B from floating rate to fixed rate to manage interest rate risk exposure and applies hedge accounting to these contracts. See "Note 1—The Company and Summary of Significant Accounting Policies" and "Note 4—Long-term Debt" to the financial statements included in "Item 1—Consolidated Financial Statements" for more information. The fair value of the interest rate swaps is estimated based on discounted cash flows the Company would pay or receive to terminate the swap agreements. The Company intends to continue to meet the conditions for hedge accounting, however, if these interest rate swaps were not highly effective in offsetting cash flows attributable to the hedged risk, the changes in the fair value of the interest rate swaps used as hedges could have a significant impact on our future results of operations.
If market rates decline relative to interest rates on the ANGI Group Senior Notes, the Company runs the risk that the related required interest payments will exceed those based on market rates. A 100-basis point increase or decrease in the level of interest rates would, respectively, decrease or increase the fair value of the fixed-rate debt by $22.9 million. Such potential increase or decrease in fair value is based on certain simplifying assumptions, including an immediate increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period, nor changes in the credit profile.

Item 4.    Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), management, including our Chairman and Senior Executive, Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), conducted an evaluation, as of the end of the period covered by this quarterly report, of the effectiveness of the Company's disclosure controls and procedures as defined by Rule 13a-15(e) under the Exchange Act. Based on this evaluation, our Chairman and Senior Executive, CEO and CFO concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.
The Company monitors and evaluates on an ongoing basis its internal control over financial reporting in order to improve its overall effectiveness. In the course of these evaluations, the Company modifies and refines its internal processes as conditions warrant.
During the quarter ended March 31, 2023, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
Overview
In the ordinary course of business, IAC and its subsidiaries may become parties to litigation involving property, personal injury, contract, intellectual property and other claims, as well as stockholder derivative actions, class action lawsuits and other matters. The amounts that may be recovered in such matters may be subject to insurance coverage. The litigation matter described below involves issues or claims that may be of particular interest to IAC's stockholders, regardless of whether such matter may be material to IAC's financial position or operations based upon the standard set forth in the rules of the Securities and Exchange Commission.
Shareholder Litigation Arising Out of the MTCH Separation
This shareholder class action and derivative lawsuit pending in Delaware state court is described in detail under the captions Part I-Item 3-Legal Proceedings of our annual report on Form 10-K for the fiscal year ended December 31, 2022 (page 34). See David Newman v. IAC/InterActiveCorp et al., No. 2020-0505 (Delaware Chancery Court), and Construction Industry & Laborers Joint Pension Trust for Southern Nevada Plan A v. IAC/InterActiveCorp et al. (Delaware Chancery Court), which have been consolidated under the caption In re Match Group, Inc. Derivative Litigation, No. 2020-0505. This lawsuit alleges that the terms of the MTCH Separation (as defined on page 28 of this quarterly report) are unfair to the former Match Group public shareholders and unduly beneficial to IAC as a result of undue influence by IAC and Mr. Diller over the then Match Group directors who unanimously approved the transaction and asserts a variety of direct and derivative claims. As previously reported, the court dismissed the action in September 2022, and the plaintiffs appealed. On May 3, 2023, the Delaware Supreme Court heard oral argument on the appeal, which remains pending. IAC believes that the allegations in this litigation are without merit and will continue to defend vigorously against them.

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

Actual results could differ materially from those contained in these forward-looking statements for a variety of reasons, including, among others: (i) our ability to market our products and services in a successful and cost-effective manner, (ii) the display of links to websites offering our products and services in a prominent manner in search results, (iii) changes in our relationship with (or policies implemented by) Google, (iv) our continued ability to market, distribute and monetize our products and services through search engines, digital app stores, advertising networks and social media platforms, (v) the failure or delay of the markets and industries in which our businesses operate to migrate online and the continued growth and acceptance of online products and services as effective alternatives to traditional products and services, (vi) our continued ability to develop and monetize versions of our products and services for mobile and other digital devices, (vii) adverse economic events or trends that adversely impact advertising spending levels, (viii) the ability of our Digital business to successfully expand the digital reach of our portfolio of publishing brands, (ix) risks related to our Print business (declining revenue, increased paper and postage costs, reliance on a single supplier to print our magazines and potential increases in pension plan obligations), (x) our ability to establish and maintain relationships with quality and trustworthy service professionals and caregivers, (xi) the ability of Angi Inc. to successfully implement its brand initiative and expand Angi Services (its pre-priced offerings), while balancing the overall mix of service requests and directory services on Angi platforms, (xii) our ability to access, collect and use personal data about our users and subscribers, (xiii) our ability to engage directly with users, subscribers, consumers, service professionals and caregivers on a timely basis, (xiv) the ability of our Chairman and Senior Executive, certain members of his family and our Chief Executive Officer to exercise significant influence over the composition of our board of directors, matters subject to stockholder approval and our operations, (xv) risks related to our liquidity and indebtedness (the impact of our indebtedness on our ability to operate our business, our ability to generate sufficient cash to service our indebtedness and interest rate risk), (xvi) our inability to freely access the cash of Dotdash Meredith and/or Angi Inc. and their respective subsidiaries, (xvii) dilution with respect to investments in IAC and Angi Inc., (xviii) our ability to compete, (xix) adverse economic events or trends (particularly those that adversely impact consumer confidence and spending behavior), either generally and/or in any of the markets in which our businesses operate, as well as geopolitical conflicts, (xx) our ability to build, maintain and/or enhance our various brands, (xxi) the adverse impact of COVID-19 and other similar outbreaks on our businesses, (xxii) our ability to protect our systems, technology and infrastructure from cyberattacks and to protect personal and confidential user information (including credit card information), as well as the impact of cyberattacks experienced by third parties, (xxiii) the occurrence of data security breaches and/or fraud, (xxiv) increased liabilities and costs related to the processing, storage, use and disclosure of personal and confidential user information, (xxv) the integrity, quality, efficiency and scalability of our systems, technology and infrastructure (and those of third parties with whom we do business) and (xxvi) changes in key personnel.
Certain of these and other risks and uncertainties are discussed in our filings with the SEC, including under the caption Part I-Item 1A-Risk Factors of our annual report on 10-K for the fiscal year ended December 31, 2022, as well as below. Other unknown or unpredictable factors that could also adversely affect IAC's business, financial condition and operating results may arise from time to time. In light of these risks and uncertainties, the forward-looking statements discussed in this quarterly report may not prove to be accurate. Accordingly, you should not place undue reliance on these forward-looking statements, which only reflect the views of IAC management as of the date of this quarterly report. IAC does not undertake to update these forward-looking statements.
Risk Factors
In addition to the other information set forth in this quarterly report, you should carefully consider the risk factors discussed under the caption Part I-Item 1A-Risk Factors of our annual report on 10-K for the fiscal year ended December 31, 2022, and the risk factor below, any or all of which could materially and adversely affect IAC's business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect IAC's business, financial condition and/or operating results.

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

Moreover, changes in the usage and functioning of search engines as a result of the development of generative artificial intelligence technology (“GAI”) and/or general disruption to the technologies and platforms upon which our businesses rely to provide and market their digital content, products and services, could negatively impact our ability to drive traffic to our properties and monetize our digital content, products and services generally. GAI-powered chatbots and other tools could change the way people access and consume information, and if they supplant traffic to the websites of our businesses (in particular, the Digital business within our Dotdash Meredith financial reporting segment), we could experience decreased traffic and advertising revenues, which could adversely impact our business, financial condition and results of operations. In addition, GAI has the potential to generate digital content and information and develop digital products and services at a much greater scale and in a more cost-effective manner relative to traditional efforts, which could result in increased competition. The failure to adopt or otherwise adapt to evolving GAI capabilities could adversely affect our ability to compete generally, which could adversely affect our business, financial condition and results of operations.

Lastly, certain of our businesses also enter into various arrangements with third parties (including advertising agencies) to drive traffic to their various brands and businesses and generate leads, which arrangements are generally more cost-effective than traditional marketing efforts. If these businesses are unable to renew existing (and enter into new) arrangements of this nature, sales and marketing costs as a percentage of revenue would increase over the long-term, which could adversely affect our business, financial condition and results of operations. In addition, in the case of traffic and leads generated through third party arrangements, the quality, validity (generated by real users with genuine interest and otherwise acquired in a manner that complies with contractual obligations in place with paid listings providers and/or advertisers) and convertibility of such traffic and leads are dependent on many factors, most of which are not in our control. If the quality, validity and/or convertibility of traffic and leads we acquire via third parties do not meet the expectations of the users of our various products and services, our paid listings providers and/or advertisers (as well any third parties who may acquire such traffic or leads from our paid listings providers and/or advertisers), our business, financial condition and results of operations could be adversely affected.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
The Company did not issue or sell any shares of its common stock or any other equity securities pursuant to unregistered transactions during the quarter ended March 31, 2023.
Issuer Purchases of Equity Securities
The following table sets forth purchases by the Company of shares of IAC common stock during the quarter ended March 31, 2023:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs (2)
January 2023	—	—	—	6,934,494
February 2023	245,000	$52.08	245,000	6,689,494
March 2023	1,531,000	$51.01	1,531,000	5,158,494
Total	1,776,000	$51.16	1,776,000	5,158,494
_____________________
(1) Reflects repurchases of IAC common stock made pursuant to the Company’s previously announced June 2020 repurchase authorization (the "Repurchase Authorization").
(2) Represents the total number of shares of IAC common stock that remained available for repurchase as of March 31, 2023 under the Repurchase Authorization. From April 1, 2023 through May 5, 2023, IAC repurchased an additional approximately 1.3 million shares of IAC common stock at an average price paid per share of $50.47 pursuant to the Repurchase Authorization. As of May 5, 2023, there were approximately 3.8 million shares of IAC common stock that remained available for repurchase under the Repurchase Authorization.
IAC may purchase shares of IAC common stock pursuant to the Repurchase Authorization over an indefinite period of time in the open market and in privately negotiated transactions, depending on those factors IAC management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.

Item 6.    Exhibits
The documents set forth below, numbered in accordance with Item 601 of Regulation S-K, are filed herewith, incorporated by reference to the location indicated or furnished herewith.

Exhibit Number	Description	Location
3.1	Restated Certificate of Incorporation of IAC Inc.	Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
3.2	Restated Certificate of Incorporation of IAC/InterActiveCorp.	Exhibit 3.1(c) to the Registrant’s Current Report on Form 8-K filed on July 2, 2020.
3.3	Certificate of Amendment of Restated Certificate of Incorporation of IAC/InterActiveCorp.	Exhibit 4.2 to Post-Effective Amendment No. 1 on Form S-8 to Registration Statement on Form S-4 (File No. 333-251656), filed by the Registrant on May 26, 2021.
3.4	Certificate of Amendment of Restated Certificate of Incorporation of IAC Inc.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on August 12, 2022.
3.5	Certificate of Designations of Series A Cumulative Preferred Stock.	Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on July 2, 2020.
3.6	Amended and Restated By-Laws of IAC Inc.	Exhibit 3.2 to the Registrant's Current Report on Form 8-K, filed on August 12, 2022.
10.1	Amendment No. 1 to Employment Agreement, dated as of March 1, 2023, between IAC Inc. and Mark Stein.(1)(2)
10.2	Form of Notice and Terms and Conditions for 2023 Restricted Stock Unit Awards.(1)(2)
31.1	Certification of the Chairman and Senior Executive pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.(1)
31.2	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.(1)
31.3	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.(1)
32.1	Certification of the Chairman and Senior Executive pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.(3)

32.2	Certification of the Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.(3)
32.3	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.(3)
101.INS	Inline XBRL Instance.(1)	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema.(1)
101.CAL	Inline XBRL Taxonomy Extension Calculation.(1)
101.DEF	Inline XBRL Taxonomy Extension Definition.(1)
101.LAB	Inline XBRL Taxonomy Extension Labels.(1)
101.PRE	Inline XBRL Taxonomy Extension Presentation.(1)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_______________________________________________________________________________
(1)Filed herewith.
(2)Reflects management contracts and management and director equity award agreements related to a management and director compensatory plan.
(3)Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	May 9, 2023
IAC INC.

		By:	/s/ CHRISTOPHER HALPIN
Christopher Halpin
Executive Vice President, Chief Financial Officer and Chief Operating Officer

Signature	Title	Date
/s/ CHRISTOPHER HALPIN	Executive Vice President, Chief Financial Officer and Chief Operating Officer	May 9, 2023
Christopher Halpin