Form 10-Q
period 2023-06-30
IAC Inc.
filed 2023-08-08
CIK 1800227

As filed with the Securities and Exchange Commission on August 8, 2023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of August 4, 2023, the following shares of the registrant's common stock were outstanding:

Common Stock	80,056,471
Class B common stock	5,789,499
Total	85,845,970

PART I
FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements
IAC INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	June 30, 2023	December 31, 2022
	(In thousands, except par value amounts)
ASSETS
Cash and cash equivalents	$1,326,988	$1,417,390
Marketable securities	115,559	239,373
Accounts receivable, net	521,666	607,809
Other current assets	234,194	296,563
Total current assets	2,198,407	2,561,135

Capitalized software, equipment, buildings, land and leasehold improvements, net	494,627	510,614
Goodwill	3,033,112	3,030,168
Intangible assets, net of accumulated amortization	1,061,868	1,170,041
Investment in MGM Resorts International	2,842,661	2,170,182
Long-term investments	431,777	325,721
Other non-current assets	486,638	625,774
TOTAL ASSETS	$10,549,090	$10,393,635

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Current portion of long-term debt	$30,000	$30,000
Accounts payable, trade	127,667	133,105
Deferred revenue	160,827	157,124
Accrued expenses and other current liabilities	715,700	759,759
Total current liabilities	1,034,194	1,079,988

Long-term debt, net	2,006,456	2,019,759
Deferred income taxes	178,295	76,276
Other long-term liabilities	517,865	617,843

Redeemable noncontrolling interests	34,778	27,235

Commitments and contingencies

SHAREHOLDERS' EQUITY:
Common Stock, $0.0001 par value; authorized 1,600,000 shares; 84,360 and 84,184 shares issued and 80,010 and 83,083 shares outstanding at June 30, 2023 and December 31, 2022, respectively	8	8
Class B common stock, $0.0001 par value; authorized 400,000 shares; 5,789 shares issued and outstanding at June 30, 2023 and December 31, 2022	1	1
Additional paid-in-capital	6,312,394	6,295,080
Retained earnings (accumulated deficit)	63,711	(265,019)
Accumulated other comprehensive loss	(6,904)	(13,133)
Treasury stock, 4,350 and 1,101 shares at June 30, 2023 and December 31, 2022, respectively	(252,502)	(85,323)
Total IAC shareholders' equity	6,116,708	5,931,614
Noncontrolling interests	660,794	640,920
Total shareholders' equity	6,777,502	6,572,534
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$10,549,090	$10,393,635
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands, except per share data)
Revenue	$1,111,589	$1,362,581	$2,195,860	$2,687,926
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	353,078	509,570	696,007	1,044,110
Selling and marketing expense	413,954	508,376	817,251	995,937
General and administrative expense	218,166	253,986	491,242	498,330
Product development expense	86,398	84,908	171,185	165,196
Depreciation	41,283	29,052	102,455	59,288
Amortization of intangibles	54,183	56,081	108,789	113,271
Goodwill impairment	—	86,748	—	86,748
Total operating costs and expenses	1,167,062	1,528,721	2,386,929	2,962,880
Operating loss	(55,473)	(166,140)	(191,069)	(274,954)
Interest expense	(39,077)	(23,517)	(77,249)	(45,429)
Unrealized (loss) gain on investment in MGM Resorts International	(32,362)	(825,305)	672,478	(1,012,635)
Other income (expense), net	10,985	(89,425)	34,734	(82,726)
(Loss) earnings before income taxes	(115,927)	(1,104,387)	438,894	(1,415,744)
Income tax benefit (provision)	24,297	228,988	(115,205)	299,452
Net (loss) earnings	(91,630)	(875,399)	323,689	(1,116,292)
Net loss attributable to noncontrolling interests	2,585	6,269	5,041	11,364
Net (loss) earnings attributable to IAC shareholders	$(89,045)	$(869,130)	$328,730	$(1,104,928)

Per share information attributable to IAC common stock and Class B common stock shareholders:
Basic (loss) earnings per share	$(1.07)	$(10.02)	$3.77	$(12.73)
Diluted (loss) earnings per share	$(1.07)	$(10.02)	$3.64	$(12.73)

Stock-based compensation expense by function:
Cost of revenue	$533	$49	$552	$54
Selling and marketing expense	2,198	2,441	3,941	3,949
General and administrative expense	24,040	24,560	46,884	49,931
Product development expense	3,422	4,606	7,757	7,409
Total stock-based compensation expense	$30,193	$31,656	$59,134	$61,343
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Net (loss) earnings	$(91,630)	$(875,399)	$323,689	$(1,116,292)
Other comprehensive income (loss), net of income taxes:
Change in foreign currency translation adjustment	2,486	(14,392)	3,405	(18,093)
Change in unrealized gains and losses on available-for-sale marketable debt securities	(11)	—	(37)	—
Change in net unrealized gains on interest rate swaps	5,639	—	3,352	—
Total other comprehensive income (loss), net of income taxes	8,114	(14,392)	6,720	(18,093)
Comprehensive (loss) income, net of income taxes	(83,516)	(889,791)	330,409	(1,134,385)
Components of comprehensive loss (income) attributable to noncontrolling interests:
Net loss attributable to noncontrolling interests	2,585	6,269	5,041	11,364
Change in foreign currency translation adjustment attributable to noncontrolling interests	(377)	776	(493)	843
Comprehensive loss attributable to noncontrolling interests	2,208	7,045	4,548	12,207
Comprehensive (loss) income attributable to IAC shareholders	$(81,308)	$(882,746)	$334,957	$(1,122,178)
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Three and six months ended June 30, 2023
(Unaudited)

	Redeemable Noncontrolling Interests	Common Stock, $0.0001 par value		Class B common stock, $0.0001 par value		Additional Paid-in-Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock	Total IAC Shareholders' Equity	Noncontrolling Interests	Total Shareholders' Equity
		$	Shares	$	Shares
		(In thousands)
Balance at March 31, 2023	$27,189	$8	84,257	$1	5,789	$6,306,229	$152,756	$(14,641)	$(177,052)	$6,267,301	$653,179	$6,920,480
Net loss	(288)	—	—	—	—	—	(89,045)	—	—	(89,045)	(2,297)	(91,342)
Other comprehensive income, net of income taxes	—	—	—	—	—	—	—	7,737	—	7,737	377	8,114
Stock-based compensation expense	—	—	—	—	—	20,064	—	—	—	20,064	11,268	31,332
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	—	103	—	—	(2,725)	—	—	—	(2,725)	—	(2,725)
Issuance of Angi Inc. common stock pursuant to stock-based awards, net of withholding taxes	—	—	—	—	—	(1,875)	—	—	—	(1,875)	172	(1,703)
Purchase of IAC treasury stock	—	—	—	—	—	—	—	—	(75,450)	(75,450)	—	(75,450)
Purchase of Angi Inc. treasury stock	—	—	—	—	—	(3,397)	—	—	—	(3,397)	—	(3,397)
Adjustment of noncontrolling interests to fair value	7,881	—	—	—	—	(7,881)	—	—	—	(7,881)	—	(7,881)
Adjustment to the liquidation value of Vivian Health preferred shares	—	—	—	—	—	1,877	—	—	—	1,877	(1,877)	—
Other	(4)	—	—	—	—	102	—	—	—	102	(28)	74
Balance at June 30, 2023	$34,778	$8	84,360	$1	5,789	$6,312,394	$63,711	$(6,904)	$(252,502)	$6,116,708	$660,794	$6,777,502

Balance at December 31, 2022	$27,235	$8	84,184	$1	5,789	$6,295,080	$(265,019)	$(13,133)	$(85,323)	$5,931,614	$640,920	$6,572,534
Net (loss) earnings	(542)	—	—	—	—	—	328,730	—	—	328,730	(4,499)	324,231
Other comprehensive income, net of income taxes	—	—	—	—	—	—	—	6,227	—	6,227	493	6,720
Stock-based compensation expense	—	—	—	—	—	36,127	—	—	—	36,127	25,138	61,265
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	—	176	—	—	(4,575)	—	—	—	(4,575)	—	(4,575)
Issuance of Angi Inc. common stock pursuant to stock-based awards, net of withholding taxes	—	—	—	—	—	(6,574)	—	2	—	(6,572)	2,459	(4,113)
Purchase of IAC treasury stock	—	—	—	—	—	—	—	—	(167,179)	(167,179)	—	(167,179)
Purchase of Angi Inc. treasury stock	—	—	—	—	—	(3,397)	—	—	—	(3,397)	—	(3,397)
Adjustment of noncontrolling interests to fair value	8,089	—	—	—	—	(8,089)	—	—	—	(8,089)	—	(8,089)
Adjustment to the liquidation value of Vivian Health preferred shares	—	—	—	—	—	3,689	—	—	—	3,689	(3,689)	—
Other	(4)	—	—	—	—	133	—	—	—	133	(28)	105
Balance at June 30, 2023	$34,778	$8	84,360	$1	5,789	$6,312,394	$63,711	$(6,904)	$(252,502)	$6,116,708	$660,794	$6,777,502

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Three and six months ended June 30, 2022
(Unaudited)

	Redeemable Noncontrolling Interests	Common Stock, $0.0001 par value		Class B common stock, $0.0001 par value		Additional Paid-in-Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total IAC Shareholders' Equity	Noncontrolling Interests	Total Shareholders' Equity
		$	Shares	$	Shares
		(In thousands)
Balance at March 31, 2022	$27,817	$8	84,075	$1	5,789	$6,249,328	$669,353	$765	$—	$6,919,455	$581,462	$7,500,917
Net loss	(2,353)	—	—	—	—	—	(869,130)	—	—	(869,130)	(3,916)	(873,046)
Other comprehensive loss	—	—	—	—	—	—	—	(13,616)	—	(13,616)	(776)	(14,392)
Stock-based compensation expense	—	—	—	—	—	18,239	—	—	—	18,239	14,111	32,350
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	—	57	—	—	(798)	—	—	—	(798)	—	(798)
Issuance of Angi Inc. common stock pursuant to stock-based awards, net of withholding taxes	—	—	—	—	—	(2,327)	—	(1)	—	(2,328)	878	(1,450)
Purchase of IAC treasury stock	—	—	—	—	—	—	—	—	(59,079)	(59,079)	—	(59,079)
Distribution to and purchase of noncontrolling interests	(1,179)	—	—	—	—	—	—	—	—	—	—	—
Adjustment of noncontrolling interests to fair value	14,905	—	—	—	—	(14,905)	—	—	—	(14,905)	—	(14,905)
Issuance of Vivian Health preferred shares, net of fees, and the reclassification and creation of noncontrolling interest	(11,782)	—	—	—	—	11,526	—	—	—	11,526	43,174	54,700
Other	—	—	—	—	—	866	—	—	—	866	—	866
Balance at June 30, 2022	$27,408	$8	84,132	$1	5,789	$6,261,929	$(199,777)	$(12,852)	$(59,079)	$5,990,230	$634,933	$6,625,163

Balance at December 31, 2021	$18,741	$8	83,922	$1	5,789	$6,265,669	$905,151	$4,397	$—	$7,175,226	$573,734	$7,748,960
Net loss	(2,387)	—	—	—	—	—	(1,104,928)	—	—	(1,104,928)	(8,977)	(1,113,905)
Other comprehensive loss	—	—	—	—	—	—	—	(17,250)	—	(17,250)	(843)	(18,093)
Stock-based compensation expense	—	—	—	—	—	34,941	—	—	—	34,941	27,667	62,608
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	—	210	—	—	(14,810)	—	—	—	(14,810)	—	(14,810)
Issuance of Angi Inc. common stock pursuant to stock-based awards, net of withholding taxes	—	—	—	—	—	(4,102)	—	1	—	(4,101)	178	(3,923)
Purchase of IAC treasury stock	—	—	—	—	—	—	—	—	(59,079)	(59,079)	—	(59,079)
Purchase of Angi Inc. treasury stock	—	—	—	—	—	(8,144)	—	—	—	(8,144)	—	(8,144)
Distribution to and purchase of noncontrolling interests	(1,179)	—	—	—	—	—	—	—	—	—	—	—
Adjustment of noncontrolling interests to fair value	24,041	—	—	—	—	(24,041)	—	—	—	(24,041)	—	(24,041)
Issuance of Vivian Health preferred shares, net of fees, and the reclassification and creation of noncontrolling interest	(11,782)	—	—	—	—	11,526	—	—	—	11,526	43,174	54,700
Other	(26)	—	—	—	—	890	—	—	—	890	—	890
Balance at June 30, 2022	$27,408	$8	84,132	$1	5,789	$6,261,929	$(199,777)	$(12,852)	$(59,079)	$5,990,230	$634,933	$6,625,163

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2023	2022
	(In thousands)
Cash flows from operating activities:
Net earnings (loss)	$323,689	$(1,116,292)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Unrealized (gain) loss on investment in MGM Resorts International	(672,478)	1,012,635
(Gains) losses on investments in equity securities and sales of businesses, net	(1,460)	14,440
Amortization of intangibles	108,789	113,271
Depreciation	102,455	59,288
Deferred income taxes	101,451	(306,428)
Non-cash lease expense (including right-of-use asset impairments)	72,506	28,802
Stock-based compensation expense	59,134	61,343
Provision for credit losses	48,608	51,710
Unrealized decrease (increase) in the estimated fair value of a warrant	7,731	(12,851)
Pension and postretirement benefit expense	636	79,080
Goodwill impairment	—	86,748
Other adjustments, net	(7,838)	13,016
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	30,325	(195)
Other assets	45,688	2,532
Operating lease liabilities	(39,576)	(32,059)
Accounts payable and other liabilities	(57,504)	(72,958)
Income taxes payable and receivable	2,453	(32)
Deferred revenue	3,645	10,045
Net cash provided by (used in) operating activities	128,254	(7,905)
Cash flows from investing activities:
Capital expenditures	(108,107)	(73,641)
Proceeds from sales of assets	28,890	164
Proceeds from maturities of marketable debt securities	325,000	—
Purchases of marketable debt securities	(197,017)	—
Purchases of investments	(103,555)	(1,036)
Net proceeds from the sales of businesses and investments	3,491	27,871
Purchases of investment in MGM Resorts International	—	(202,500)
Decrease in notes receivable	14,197	19,111
Other, net	9,901	4,766
Net cash used in investing activities	(27,200)	(225,265)
Cash flows from financing activities:
Principal payments on Dotdash Meredith Term Loans	(15,000)	(15,000)
Debt issuance costs	—	(785)
Withholding taxes paid on behalf of IAC employees on net settled stock-based awards	(5,250)	(15,952)
Withholding taxes paid on behalf of Angi Inc. employees on net settled stock-based awards	(4,124)	(3,513)
Purchases of IAC treasury stock	(165,622)	(59,079)
Purchases of Angi Inc. treasury stock	(3,397)	(8,144)
Proceeds from the issuance of Vivian Health preferred shares, net of fees	—	34,700
Purchase of noncontrolling interests	—	(1,179)
Other, net	41	5,160
Net cash used in financing activities	(193,352)	(63,792)
Total cash used	(92,298)	(296,962)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	1,724	(4,201)
Net decrease in cash and cash equivalents and restricted cash	(90,574)	(301,163)
Cash and cash equivalents and restricted cash at beginning of period	1,426,069	2,121,864
Cash and cash equivalents and restricted cash at end of period	$1,335,495	$1,820,701
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
IAC today consists of category leading businesses, including Dotdash Meredith, Angi Inc. and Care.com, among others ranging from early stage to established businesses.
As used herein, "IAC," the "Company," "we," "our," "us" and other similar terms refer to IAC Inc. and its subsidiaries (unless the context requires otherwise).
Basis of Presentation
The Company prepares its consolidated financial statements (referred to herein as "financial statements") in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP"). The financial statements include the accounts of the Company, all entities that are wholly-owned by the Company and all entities in which the Company has a controlling financial interest. All intercompany transactions and balances between and among the Company and its subsidiaries have been eliminated.
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
On an ongoing basis, the Company evaluates its estimates, judgments and assumptions, including those related to: the fair values of cash equivalents and marketable debt and equity securities; the carrying value of accounts receivable, including the determination of the allowance for credit losses; the determination of the customer relationship period for certain costs to obtain a contract with a customer; the recoverability of right-of-use assets ("ROU assets"); the useful lives and recoverability of capitalized software, equipment, buildings and leasehold improvements and definite-lived intangible assets; the recoverability of goodwill and indefinite-lived intangible assets; the fair value of equity securities without readily determinable fair values; the fair value of interest rate swaps; contingencies; the fair value of acquisition-related contingent consideration arrangements; unrecognized tax benefits; the liability for potential refunds and customer credits; the valuation allowance for deferred income tax assets; pension and postretirement benefit expenses, including actuarial assumptions regarding discount rates, expected returns on plan assets, inflation and healthcare costs; and the fair value of and forfeiture rates for stock-based awards, among others. The Company bases its estimates, judgments and assumptions on historical experience, its forecasts and budgets and other factors that the Company considers relevant.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Interest Rate Swaps
In March 2023, Dotdash Meredith entered into interest rate swaps for a total notional amount of $350 million, which synthetically converted a portion of the Dotdash Meredith Term Loan B from floating rate to fixed rate to manage interest rate risk exposure beginning on April 3, 2023. Dotdash Meredith designated the interest rate swaps as cash flow hedges and applies hedge accounting to these contracts in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification 815, Derivatives and Hedging. As cash flow hedges, the interest rate swaps are recognized at fair value on the balance sheet as either assets or liabilities, with the changes in fair value recorded in "Accumulated other comprehensive loss" in the balance sheet and reclassified into “Interest expense” in the statement of operations in the periods in which the interest rate swaps affect earnings. Dotdash Meredith assessed hedge effectiveness at the time of entering into these agreements and determined these interest rate swaps are expected to be highly effective. Dotdash Meredith evaluates the hedge effectiveness of the interest rate swaps quarterly, or more frequently, if necessary, by verifying (i) that the critical terms of the interest rate swaps continue to match the critical terms of the hedged interest payments and (ii) that it is probable the counterparties will not default. If the two requirements are met, the interest rate swaps are determined to be effective and all changes in the fair value of the interest rate swaps are recorded in "Accumulated other comprehensive loss." The cash flows related to interest settlements of the hedged monthly interest payments are classified as operating activities in the statement of cash flows, consistent with the interest expense on the related Dotdash Meredith Term Loan B. See "Note 4—Long-term Debt" for additional information.
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
From January 1, 2020 through December 31, 2022, Services recorded revenue on a gross basis. Effective January 1, 2023, Angi Inc. modified the Services terms and conditions so that the service professional, rather than Angi Inc., has the contractual relationship with the consumer to deliver the service and Angi Inc.'s performance obligation to the consumer is to connect them with the service professional. This change in contractual terms requires revenue to be reported as the net amount of what is received from the consumer after deducting the amounts owed to the service professional providing the service effective for all arrangements entered into after December 31, 2022. There is no impact to operating loss or Adjusted EBITDA from this change in revenue recognition. For the three and six months ended June 30, 2022, if Services revenue were recorded on a net basis, revenue would have been reduced by $71.1 million and $122.8 million, respectively.
The Company's disaggregated revenue disclosures are presented in "Note 6—Segment Information."
Deferred Revenue
Deferred revenue consists of payments that are received or are contractually due in advance of the Company's performance obligation. The Company’s deferred revenue is reported on a contract-by-contract basis at the end of each reporting period. The Company classifies deferred revenue as current when the remaining term or expected completion of its performance obligation is one year or less. The current and non-current deferred revenue balances were $160.8 million and $0.1 million, respectively, at June 30, 2023, and $157.1 million and $0.2 million, respectively, at December 31, 2022. During the six months ended June 30, 2023, the Company recognized $127.3 million of revenue that was included in the deferred revenue balance at December 31, 2022. During the six months ended June 30, 2022, the Company recognized $125.2 million of revenue that was included in the deferred revenue balance at December 31, 2021. The current and non-current deferred revenue balances were $165.5 million and $0.4 million, respectively, at December 31, 2021. Non-current deferred revenue is included in "Other long-term liabilities" in the balance sheet.

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

Certain Risks and Concentrations—Services Agreement with Google (the "Services Agreement")
The Company and Google are parties to an amended Services Agreement, which automatically renewed effective March 31, 2023 and now expires on March 31, 2025. The Company earns certain other advertising revenue from Google that is not attributable to the Services Agreement. A meaningful portion of the Company’s net cash from operating activities that it can freely access is attributable to revenue earned pursuant to the Services Agreement and other revenue earned from Google.
For the three and six months ended June 30, 2023, total revenue earned from Google was $197.9 million and $370.8 million, respectively, representing 18% and 17%, respectively, of the Company's revenue. The revenue earned from the Services Agreement for the three and six months ended June 30, 2023, was $164.6 million and $303.3 million, respectively, representing 15% and 14%, respectively, of the Company's total revenue. For the three and six months ended June 30, 2022, total revenue earned from Google was $169.3 million and $362.7 million, respectively, representing 12% and 13%, respectively, of the Company's revenue. The revenue earned from the Services Agreement for the three and six months ended June 30, 2022, was $122.1 million and $269.3 million, respectively, representing 9% and 10%, respectively, of the Company's total revenue. The related accounts receivable totaled $68.8 million and $74.1 million at June 30, 2023 and December 31, 2022, respectively.
The revenue attributable to the Services Agreement is earned by Ask Media Group and the Desktop business, which comprise the Search segment. For the three and six months ended June 30, 2023, revenue earned from the Services Agreement was $146.1 million and $266.4 million, respectively, within Ask Media Group and $18.4 million and $37.0 million, respectively, within the Desktop business. For the three and six months ended June 30, 2022, revenue earned from the Services Agreement was $97.6 million and $218.1 million, respectively, within Ask Media Group and $24.5 million and $51.2 million, respectively, within the Desktop business.
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
As a result of certain industry-wide policy changes combined with increased enforcement by Google of policies under the Services Agreement in prior periods, the Company discontinued the introduction of new products in 2021. Therefore, the current B2C revenue stream relates solely to the then existing installed base of products. As a result, the revenue and profits of the B2C business have declined significantly and the Company expects that trend to continue.
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
In the fourth quarter of 2022, the Angi Inc. segment presentation was changed to reflect the following operating segments: (i) Ads and Leads, (ii) Services, (iii) Roofing and (iv) International (consisting of businesses in Europe and Canada). Angi Inc.'s financial information for all prior periods, including the three and six months ended June 30, 2022 included herein, has been recast to reflect this four operating segment presentation.
NOTE 2—DOTDASH MEREDITH RESTRUCTURING CHARGES AND TRANSACTION-RELATED EXPENSES
Restructuring Charges
During the first half of 2023, Dotdash Meredith continued to incur costs related to a voluntary retirement program announced in the first quarter of 2022 and recorded adjustments to previously accrued amounts related to a reduction in force plan, for which the related expenses were accrued primarily in the fourth quarter of 2022.
During 2022, Dotdash Meredith management committed to several actions to improve efficiencies and better align its cost structure following the acquisition of Meredith on December 1, 2021, which included: (i) the discontinuation of certain print publications and the shutdown of PeopleTV, for which the related expense was primarily reflected in the first quarter of 2022, (ii) the aforementioned voluntary retirement program, for which the related expense was primarily reflected in the first half of 2022, (iii) the consolidation of certain leased office space, for which the related expense was reflected in the third quarter of 2022 and (iv) the aforementioned reduction in force plan. These actions resulted in $80.2 million of restructuring charges incurred for the year ended December 31, 2022.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
A summary of the costs incurred, payments and related accruals is presented below. The Company anticipates the estimated remaining costs associated with the 2022 restructuring events will be paid by December 31, 2023 from existing cash on hand.

		Six Months Ended June 30, 2023
	Accrued December 31, 2022	Charges Incurred	Reversal of Initial Cost	Payments	Accrued June 30, 2023	Cumulative Charges Incurred	Estimated Remaining Costs
	(In thousands)
Digital	$10,950	$1,291	$(954)	$(8,081)	$3,206	$39,562	$—
Print	12,055	983	(1,492)	(7,226)	4,320	32,923	58
Other (a)	4,389	620	(264)	(3,077)	1,668	7,937	58
Total	$27,394	$2,894	$(2,710)	$(18,384)	$9,194	$80,422	$116
_____________________
(a)     Other comprises unallocated corporate expenses, which are corporate overhead expenses not attributable to the Digital or Print segments.

	Six Months Ended June 30, 2022
	Charges Incurred	Payments	Non-cash (b)	Accrued June 30, 2022
	(In thousands)
Digital	$7,181	$(2,972)	$—	$4,209
Print	24,360	(10,457)	(425)	13,478
Other (a)	4,548	(780)	—	3,768
Total	$36,089	$(14,209)	$(425)	$21,455
_____________________
(b)    Includes $0.4 million related to the write-off of inventory.
The costs are allocated as follows in the statement of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Cost of revenue	$142	$4,419	$699	$16,601
Selling and marketing expense	321	4,016	(541)	9,615
General and administrative expense	(180)	4,545	63	8,858
Product development expense	(58)	672	(37)	1,015
Total	$225	$13,652	$184	$36,089
Transaction-Related Expenses
Dotdash Meredith incurred transaction-related expenses in connection with the acquisition of Meredith of $1.2 million and $5.2 million for the three and six months ended June 30, 2022, respectively.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 3—FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
Marketable Securities
At June 30, 2023 and December 31, 2022, the fair value of marketable securities are as follows:

	June 30, 2023	December 31, 2022
	(In thousands)
Marketable equity securities	$4,429	$4,317
Available-for-sale marketable debt securities	111,130	235,056
Total marketable securities	$115,559	$239,373
At June 30, 2023, the Company has two investments in marketable equity securities, other than the investment in MGM Resorts International ("MGM"). These marketable equity securities are carried at fair value. The Company recorded net unrealized pre-tax gains of $1.3 million and $0.1 million during the three and six months ended June 30, 2023 for these investments, respectively. The Company recorded a net unrealized pre-tax loss of $28.7 million and a net unrealized pre-tax gain of $5.7 million during the three and six months ended June 30, 2022 for these investments, respectively. The unrealized pre-tax gains and losses related to these investments are included in "Other income (expense), net" in the statement of operations.
At June 30, 2023 and December 31, 2022, current available-for-sale marketable debt securities are as follows:

	June 30, 2023				December 31, 2022
	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Treasury discount notes	$111,109	$23	$(2)	$111,130	$234,987	$75	$(6)	$235,056
Total available-for-sale marketable debt securities	$111,109	$23	$(2)	$111,130	$234,987	$75	$(6)	$235,056
The contractual maturities of debt securities classified as current available-for-sale at June 30, 2023 and December 31, 2022 were within one year. There were no investments in available-for-sale marketable debt securities that had been in a continuous unrealized loss position for longer than twelve months at June 30, 2023 and December 31, 2022.
Investment in MGM Resorts International

	June 30, 2023	December 31, 2022
	(In thousands)
Investment in MGM Resorts International	$2,842,661	$2,170,182
At June 30, 2023, the Company owns 64.7 million shares of MGM, including 4.5 million shares purchased in the first quarter of 2022 for $202.5 million, representing a 18.3% ownership. The fair value of the investment in MGM is remeasured each reporting period based upon MGM's closing stock price on the New York Stock Exchange on that last trading day in the reporting period and any unrealized pre-tax gains or losses are included in the statement of operations. For the three and six months ended June 30, 2023, the Company recognized an unrealized pre-tax loss and gain of $32.4 million and $672.5 million on its investment in MGM, respectively. For the three and six months ended June 30, 2022, the Company recorded unrealized pre-tax losses on its investment in MGM of $825.3 million and $1.0 billion, respectively. The cumulative unrealized pre-tax gain at June 30, 2023 is $1.6 billion. A $2.00 increase or decrease in the share price of MGM would result in an unrealized gain or loss, respectively, of $129.4 million. At August 4, 2023, the fair value of the Company's investment in MGM was $2.9 billion.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Long-term Investments
Long-term investments consist of:

	June 30, 2023	December 31, 2022
	(In thousands)
Equity securities without readily determinable fair values	$426,938	$323,530
Equity method investment	4,839	2,191
Total long-term investments	$431,777	$325,721
In April 2023, the Company purchased additional preferred shares of Turo Inc. ("Turo"), a peer-to-peer car sharing marketplace, for $103.6 million.
Equity Securities without Readily Determinable Fair Values
The following table presents a summary of unrealized pre-tax gains and losses recorded in "Other income (expense), net" in the statement of operations as adjustments to the carrying value of equity securities without readily determinable fair values held at June 30, 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Upward adjustments (gross unrealized pre-tax gains)	$2,227	$—	$2,227	$—
Downward adjustments including impairments (gross unrealized pre-tax losses)	(373)	(22,376)	(1,195)	(22,376)
Total	$1,854	$(22,376)	$1,032	$(22,376)
The cumulative upward and downward adjustments (including impairments) to the carrying value of equity securities without readily determinable fair values held at June 30, 2023 were $37.8 million and $104.0 million, respectively.
Realized and unrealized pre-tax gains and losses for the Company's investments without readily determinable fair values for the three and six months ended June 30, 2023 and 2022 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Realized pre-tax gains (losses), net, for equity securities sold	$993	$(6)	$1,000	$462
Unrealized pre-tax gains (losses), net, on equity securities held	1,854	(22,376)	1,032	(22,376)
Total pre-tax gains (losses), net recognized	$2,847	$(22,382)	$2,032	$(21,914)
All pre-tax gains and losses on equity securities without readily determinable fair values, realized and unrealized, are recognized in "Other income (expense), net" in the statement of operations.
Equity Method Investment
The Company owns common shares of Turo. This investment in Turo's common shares is accounted for under the equity method of accounting given the Company's ownership interest at June 30, 2023 of approximately 29.9% on a fully diluted basis in the form of preferred shares, which are not common stock equivalents and are accounted for as an equity security without readily determinable fair value. The Company accounts for the equity earnings (losses) for this investment on a one quarter lag. These equity earnings (losses) were immaterial.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
The following tables present the Company's financial instruments that are measured at fair value on a recurring basis:

	June 30, 2023
	Quoted Market Prices for Identical Assets in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$1,000,932	$—	$—	$1,000,932
Treasury discount notes	—	24,871	—	24,871
Time deposits	—	17,964	—	17,964
Marketable securities:
Marketable equity securities	4,429	—	—	4,429
Treasury discount notes	—	111,130	—	111,130
Investment in MGM	2,842,661	—	—	2,842,661
Other non-current assets:
Warrant	—	—	39,068	39,068
Interest rate swaps(a)	—	4,389	—	4,389
Total	$3,848,022	$158,354	$39,068	$4,045,444
_____________________
(a)    Interest rate swaps relate to the $350 million notional amount of Dotdash Meredith's Term Loan B and are included in "Other non-current assets" in the balance sheet. See "Note 1—The Company and Summary of Significant Accounting Policies" and "Note 4—Long-term Debt" for additional information. The fair value of interest rate swaps was determined using discounted cash flows derived from observable market prices, including swap curves, which are Level 2 inputs.

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
The following table presents the changes in the Company's financial instruments that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended June 30,
	2023	2022
	Warrant	Warrant
	(In thousands)
Balance at April 1	$52,739	$117,279
Total net (losses) gains:
Fair value adjustments included in earnings	(13,671)	4,866
Balance at June 30	$39,068	$122,145

	Six months ended June 30,
	2023	2022
	Warrant	Warrant	Contingent Consideration Arrangements
	(In thousands)
Balance at January 1	$46,799	$109,294	$(612)
Total net (losses) gains:
Fair value adjustments included in earnings	(7,731)	12,851	612
Balance at June 30	$39,068	$122,145	$—
Warrant
As part of the Company's original investment in Turo preferred shares, the Company received a warrant that is recorded at fair value each reporting period with any change included in "Other income (expense), net" in the statement of operations. The warrant is measured using significant unobservable inputs and is classified in the fair value hierarchy table as Level 3. The warrant is included in "Other non-current assets" in the balance sheet.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Contingent Consideration Arrangements
At June 30, 2023, the Company has no contingent consideration arrangements outstanding. In connection with the Meredith acquisition on December 1, 2021, the Company assumed a contingent consideration arrangement liability of $0.6 million, which was written off during the first quarter of 2022 due to a change in estimate of the liability related to this arrangement.
Assets measured at fair value on a nonrecurring basis
The Company's non-financial assets, such as goodwill, intangible assets, ROU assets, capitalized software, equipment, buildings and leasehold improvements, are adjusted to fair value only when an impairment is recognized. Such fair value measurements are based predominantly on Level 3 inputs.
During the first quarter of 2023, Dotdash Meredith recorded impairment charges related to certain unoccupied leased office space due to the continued decline in the commercial real estate market; a $44.7 million impairment of an ROU asset and a $25.3 million impairment of leasehold improvements, furniture and equipment, which are included in "General and administrative expense" and "Depreciation," respectively, in the statement of operations. The impairment charges represent the amount by which the carrying value of the asset group exceeded its estimated fair value, calculated using a discounted cash flow approach using sublease market assumptions of the expected cash flows and discount rate. The impairment charges were allocated between the ROU assets and related leasehold improvements, furniture and equipment of the asset group based on their relative carrying values.
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

	June 30, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Current portion of long-term debt	$(30,000)	$(27,769)	$(30,000)	$(26,700)
Long-term debt, net(a)	$(2,006,456)	$(1,803,172)	$(2,019,759)	$(1,708,413)
_____________________
(a)    At June 30, 2023 and December 31, 2022, the carrying value of long-term debt, net includes unamortized original issue discount and debt issuance costs of $18.5 million and $20.2 million, respectively.
At June 30, 2023 and December 31, 2022, the fair value of long-term debt, including the current portion, is estimated using observable market prices or indices for similar liabilities, which are Level 2 inputs.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 4—LONG-TERM DEBT
Long-term debt consists of:

	June 30, 2023	December 31, 2022
	(In thousands)
Dotdash Meredith Debt
Dotdash Meredith Term Loan A ("Dotdash Meredith Term Loan A") due December 1, 2026	$323,750	$332,500
Dotdash Meredith Term Loan B ("Dotdash Meredith Term Loan B") due December 1, 2028	1,231,250	1,237,500
Total Dotdash Meredith long-term debt	1,555,000	1,570,000
Less: current portion of Dotdash Meredith long-term debt	30,000	30,000
Less: original issue discount	4,890	5,310
Less: unamortized debt issuance costs	9,314	10,215
Total Dotdash Meredith long-term debt, net	1,510,796	1,524,475

ANGI Group Debt
3.875% ANGI Group Senior Notes due August 15, 2028 ("ANGI Group Senior Notes"); interest payable each February 15 and August 15	500,000	500,000
Less: unamortized debt issuance costs	4,340	4,716
Total ANGI Group long-term debt, net	495,660	495,284

Total long-term debt, net	$2,006,456	$2,019,759
Dotdash Meredith Term Loans and Dotdash Meredith Revolving Facility
On December 1, 2021, Dotdash Meredith entered into a credit agreement ("Dotdash Meredith Credit Agreement"), which provides for (i) the five-year $350 million Dotdash Meredith Term Loan A, (ii) the seven-year $1.25 billion Dotdash Meredith Term Loan B (and together with Dotdash Meredith Term Loan A, the "Dotdash Meredith Term Loans") and (iii) a five-year $150 million revolving credit facility ("Dotdash Meredith Revolving Facility"). The Dotdash Meredith Term Loan A bears interest at an adjusted term secured overnight financing rate ("Adjusted Term SOFR") as defined in the Dotdash Meredith Credit Agreement plus an applicable margin depending on Dotdash Meredith's most recently reported consolidated net leverage ratio, as defined in the Dotdash Meredith Credit Agreement. The adjustment to the secured overnight financing rate is fixed at 0.10% for the Dotdash Meredith Term Loan A. The Dotdash Meredith Term Loan B has a varying adjustment of 0.10%, 0.15% or 0.25% based upon the duration of the borrowing period. At June 30, 2023 and December 31, 2022, the Dotdash Meredith Term Loan A bore interest at Adjusted Term SOFR plus 2.25%, or 7.24% and 5.91%, respectively, and the Dotdash Meredith Term Loan B bore interest at Adjusted Term SOFR, subject to a minimum of 0.50%, plus 4.00%, or 9.26% and 8.22%, respectively. Interest payments are due at least quarterly through the terms of the Dotdash Meredith Term Loans.
In March 2023, Dotdash Meredith entered into interest rate swaps on the Dotdash Meredith Term Loan B for a total notional amount of $350 million with a maturity date of April 1, 2027. The interest rate swaps synthetically converted $350 million of the Dotdash Meredith Term Loan B for the duration of the interest rate swaps to a fixed rate of approximately 7.92% ((i) the weighted average fixed interest rate of approximately 3.82% on the interest rate swaps plus (ii) the adjustment to the secured overnight financing rate of 0.10% plus (iii) the base rate of 4.00%), beginning on April 3, 2023.
The interest rate swaps are expected to be highly effective. See "Note 5—Accumulated Other Comprehensive (Loss) Income" for the net unrealized gains recognized in "Accumulated other comprehensive loss" and realized gains reclassified into “Interest expense” for the three and six months ended June 30, 2023. At June 30, 2023, $5.1 million is expected to be reclassified into interest expense within the next twelve months as realized gains. The related asset of $4.4 million is included in “Other non-current assets” in the balance sheet at June 30, 2023.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
There were no outstanding borrowings under the Dotdash Meredith Revolving Facility at June 30, 2023 and December 31, 2022. The annual commitment fee on undrawn funds is based on Dotdash Meredith's consolidated net leverage ratio, as defined in the Dotdash Meredith Credit Agreement, most recently reported and was 40 basis points at both June 30, 2023 and December 31, 2022. Any borrowings under the Dotdash Meredith Revolving Facility would bear interest, at Dotdash Meredith's option, at either a base rate or Adjusted Term SOFR, plus an applicable margin, which is based on Dotdash Meredith's consolidated net leverage ratio.
As of the last day of any calendar quarter, if either (i) $1.00 or more of loans under the Dotdash Meredith Revolving Facility or Dotdash Meredith Term Loan A are outstanding, or (ii) the outstanding face amount of undrawn letters of credit, other than cash collateralized letters of credit at 102% of face value, exceeds $25 million, subject to certain increases for qualifying material acquisitions, then Dotdash Meredith will not permit the consolidated net leverage ratio, which permits netting of up to $250 million in cash and cash equivalents, as of the last day of such quarter to exceed 5.5 to 1.0. The Dotdash Meredith Credit Agreement also contains covenants that would limit Dotdash Meredith’s ability to pay dividends, incur incremental secured indebtedness, or make distributions or certain investments in the event a default has occurred or if Dotdash Meredith’s consolidated net leverage ratio exceeds 4.0 to 1.0, subject to certain available amounts as defined in the Dotdash Meredith Credit Agreement. This ratio was exceeded for both test periods ended June 30, 2023 and December 31, 2022. The Dotdash Meredith Credit Agreement also permits the Company to, among other things, contribute cash to Dotdash Meredith, which will provide additional liquidity to ensure that Dotdash Meredith does not exceed certain consolidated net leverage ratios for any test period, as further defined in the Dotdash Meredith Credit Agreement. In connection with these capital contributions, Dotdash Meredith may make distributions to IAC in amounts not more than any such capital contributions, provided that no default has occurred and is continuing. Such capital contributions and subsequent distributions impact the consolidated net leverage ratios of Dotdash Meredith. The Company contributed $145.0 million and $135.0 million to Dotdash Meredith in June 2023 and March 2023, respectively, which Dotdash Meredith subsequently distributed back to the Company $130.0 million, $15.0 million and $135.0 million in July, June and April 2023, respectively.
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
The indenture governing the ANGI Group Senior Notes contains a covenant that would limit ANGI Group’s ability to incur liens for borrowed money in the event a default has occurred or ANGI Group’s secured leverage ratio exceeds 3.75 to 1.0 provided that ANGI Group is permitted to incur such liens under certain permitted credit facilities indebtedness notwithstanding the ratio, all as defined in the indenture. At June 30, 2023, there were no limitations pursuant thereto.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 5—ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables present the components of accumulated other comprehensive loss.

	Three months ended June 30,
	2023				2022
	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) On Available-For-Sale Marketable Debt Securities	Unrealized (Losses) Gains On Interest Rate Swaps	Accumulated Other Comprehensive (Loss) Income	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance at April 1	$(12,381)	$27	$(2,287)	$(14,641)	$765	$765
Other comprehensive income (loss) before reclassifications	2,109	(11)	6,659	8,757	(13,616)	(13,616)
Amounts reclassified to earnings	—	—	(1,020)	(1,020)	—	—
Net current period other comprehensive income (loss)	2,109	(11)	5,639	7,737	(13,616)	(13,616)
Accumulated other comprehensive income allocated to noncontrolling interests during the period	—	—	—	—	(1)	(1)
Balance at June 30	$(10,272)	$16	$3,352	$(6,904)	$(12,852)	$(12,852)

	Six months ended June 30,
	2023				2022
	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) On Available-For-Sale Marketable Debt Securities	Unrealized Gains On Interest Rate Swaps	Accumulated Other Comprehensive (Loss) Income	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance at January 1	$(13,186)	$53	$—	$(13,133)	$4,397	$4,397
Other comprehensive income (loss) before reclassifications	2,912	(37)	4,372	7,247	(17,250)	(17,250)
Amounts reclassified to earnings	—	—	(1,020)	(1,020)	—	—
Net current period other comprehensive income (loss)	2,912	(37)	3,352	6,227	(17,250)	(17,250)
Accumulated other comprehensive loss allocated to noncontrolling interests during the period	2	—	—	2	1	1
Balance at June 30	$(10,272)	$16	$3,352	$(6,904)	$(12,852)	$(12,852)
At June 30, 2023, there were income tax provisions of $1.0 million and less than $0.1 million related to unrealized gains on interest rate swaps and net unrealized gains on available-for-sale marketable debt securities, respectively. At June 30, 2022, there was no income tax benefit or provision on the accumulated other comprehensive income.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
The following table presents revenue by reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Revenue
Dotdash Meredith
Digital	$211,972	$234,510	$396,769	$450,675
Print	206,771	260,307	413,787	550,285
Intersegment eliminations(a)	(4,745)	(5,293)	(8,976)	(10,965)
Total Dotdash Meredith	413,998	489,524	801,580	989,995
Angi Inc.
Domestic:
Ads and Leads	292,487	341,862	585,993	636,608
Services	29,867	108,232	61,926	184,682
Roofing	24,482	42,650	62,854	79,337
Domestic intersegment eliminations(b)	(1,001)	(1,950)	(2,463)	(3,627)
Total Domestic	345,835	490,794	708,310	897,000
International	29,233	24,988	59,165	54,941
Total Angi Inc.	375,068	515,782	767,475	951,941
Search	177,036	198,183	329,511	421,568
Emerging & Other	147,903	161,089	301,934	328,083
Intersegment eliminations	(2,416)	(1,997)	(4,640)	(3,661)
Total	$1,111,589	$1,362,581	$2,195,860	$2,687,926
The following table presents the revenue of the Company's segments disaggregated by type of service:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Dotdash Meredith
Digital:
Advertising revenue	$132,247	$157,551	$244,064	$294,641
Performance marketing revenue	53,510	47,933	103,565	98,038
Licensing and other revenue	26,215	29,026	49,140	57,996
Total digital revenue	211,972	234,510	396,769	450,675
Print:
Subscription revenue	76,032	107,679	161,669	238,263
Advertising revenue	57,487	71,266	105,337	143,953

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Project and other revenue	35,566	42,254	63,675	75,279
Newsstand revenue	27,174	35,596	59,420	66,835
Performance marketing revenue	10,512	3,512	23,686	25,955
Total print revenue	206,771	260,307	413,787	550,285
Intersegment eliminations(a)	(4,745)	(5,293)	(8,976)	(10,965)
Total Dotdash Meredith revenue	$413,998	$489,524	$801,580	$989,995

(a) Intersegment eliminations primarily related to Digital performance marketing commissions earned for the placement of magazine subscriptions for Print.

Angi Inc.
Domestic:
Ads and Leads:
Consumer connection revenue	$209,013	$260,896	$421,948	$475,243
Advertising revenue	70,047	65,189	137,228	129,091
Membership subscription revenue	13,231	15,554	26,430	31,791
Other revenue	196	223	387	483
Total Ads and Leads revenue	292,487	341,862	585,993	636,608
Services revenue	29,867	108,232	61,926	184,682
Roofing revenue	24,482	42,650	62,854	79,337
Domestic intersegment eliminations(b)	(1,001)	(1,950)	(2,463)	(3,627)
Total Domestic revenue	345,835	490,794	708,310	897,000
International:
Consumer connection revenue	23,371	16,941	48,116	38,744
Service professional membership subscription revenue	5,753	7,758	10,811	15,614
Advertising and other revenue	109	289	238	583
Total International revenue	29,233	24,988	59,165	54,941
Total Angi Inc. revenue	$375,068	$515,782	$767,475	$951,941

(b) Intersegment eliminations related to Ads and Leads revenue earned from sales to Roofing.

Search
Advertising revenue:
Google advertising revenue	$166,285	$124,846	$307,019	$274,498
Non-Google advertising revenue	10,097	72,088	21,070	144,077
Total advertising revenue	176,382	196,934	328,089	418,575
Other revenue	654	1,249	1,422	2,993
Total Search revenue	$177,036	$198,183	$329,511	$421,568

Emerging & Other
Subscription revenue	$85,919	$92,770	$172,319	$187,317
Marketplace revenue	50,248	62,617	108,667	128,734
Media production and distribution revenue	7,110	58	10,725	604
Advertising revenue:
Non-Google advertising revenue	3,458	3,940	6,357	7,663
Google advertising revenue	272	516	535	1,124

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Total advertising revenue	3,730	4,456	6,892	8,787
Service and other revenue	896	1,188	3,331	2,641
Total Emerging & Other revenue	$147,903	$161,089	$301,934	$328,083
Revenue by geography is based on where the customer is located. Geographic information about revenue and long-lived assets is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Revenue:
United States	$991,677	$1,270,088	$1,966,105	$2,474,436
All other countries	119,912	92,493	229,755	213,490
Total	$1,111,589	$1,362,581	$2,195,860	$2,687,926

	June 30, 2023	December 31, 2022
	(In thousands)
Long-lived assets (excluding goodwill, intangible assets and ROU assets):
United States	$488,722	$502,977
All other countries	5,905	7,637
Total	$494,627	$510,614
The following tables present operating income (loss) and Adjusted EBITDA by reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Operating income (loss):
Dotdash Meredith
Digital	$6,059	$11,096	$(11,828)	$9,228
Print	(944)	(20,099)	(6,700)	(58,434)
Other(c)(d)	(22,935)	(18,504)	(110,526)	(34,546)
Total Dotdash Meredith(e)	(17,820)	(27,507)	(129,054)	(83,752)
Angi Inc.
Ads and Leads	4,791	23,292	18,271	38,778
Services	(5,175)	(21,051)	(17,627)	(46,801)
Roofing	(1,302)	(3,789)	(891)	(9,939)
Other(c)	(16,568)	(18,091)	(31,507)	(31,113)
International	1,571	(1,247)	4,601	(5,768)
Total Angi Inc.	(16,683)	(20,886)	(27,153)	(54,843)
Search	13,961	26,297	24,731	51,376
Emerging & Other	3,353	(107,781)	14,798	(112,825)
Corporate	(38,284)	(36,263)	(74,391)	(74,910)
Total	$(55,473)	$(166,140)	$(191,069)	$(274,954)

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
_____________________
(c)    Other comprises unallocated corporate expenses.
(d)    Includes write-off of certain leasehold improvements and furniture and equipment of $4.2 million for the three and six months ended June 30, 2023 and impairment charges of $70.0 million related to unoccupied leased office space for the six months ended June 30, 2023, of which $4.2 million and $29.6 million is included in "Depreciation" in the statement of operations for the three and six months ended June 30, 2023, respectively. See "Note 3—Financial Instruments and Fair Value Measurements" for additional information on the impairment charges.
(e)    Dotdash Meredith incurred restructuring charges of $13.7 million and $36.1 million and transaction-related expenses of $1.2 million and $5.2 million in connection with the acquisition of Meredith in the three and six months ended June 30, 2022, respectively. See "Note 2—Dotdash Meredith Restructuring Charges and Transaction-Related Expenses" for additional information.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Adjusted EBITDA(f):
Dotdash Meredith(e)
Digital	$50,834	$51,316	$75,237	$86,116
Print	$17,410	$6,265	$28,744	$(4,215)
Other(c)(g)	$(14,152)	$(18,414)	$(73,006)	$(34,200)
Angi Inc.
Ads and Leads	$28,155	$42,164	$68,006	$76,489
Services	$1,700	$(13,913)	$(468)	$(32,480)
Roofing	$(1,294)	$(3,090)	$(473)	$(8,116)
Other(c)	$(13,109)	$(15,102)	$(25,463)	$(25,552)
International	$2,837	$(370)	$7,191	$(3,821)
Search	$13,982	$26,317	$24,773	$51,417
Emerging & Other	$6,309	$(17,060)	$21,087	$(16,144)
Corporate	$(22,486)	$(20,716)	$(46,319)	$(44,410)
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
(g)     Includes impairment charges of $44.7 million related to unoccupied leased office space for the six months ended June 30, 2023. See "Note 3—Financial Instruments and Fair Value Measurements" for additional information.
The following tables reconcile operating income (loss) for the Company's reportable segments and net (loss) earnings attributable to IAC shareholders to Adjusted EBITDA:

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended June 30, 2023
	Operating Income (Loss)(d)	Stock-based Compensation Expense	Depreciation(d)	Amortization of Intangibles	Adjusted EBITDA(f)
	(In thousands)
Dotdash Meredith
Digital	$6,059	$2,092	$7,332	$35,351	$50,834
Print	(944)	$376	$3,855	$14,123	$17,410
Other(c)	(22,935)	$3,102	$5,681	$—	$(14,152)
Angi Inc.
Ads and Leads	4,791	$5,307	$15,394	$2,663	$28,155
Services	(5,175)	$1,192	$5,683	$—	$1,700
Roofing	(1,302)	$(167)	$175	$—	$(1,294)
Other(c)	(16,568)	$3,459	$—	$—	$(13,109)
International	1,571	$339	$927	$—	$2,837
Search	13,961	$—	$21	$—	$13,982
Emerging & Other	3,353	$355	$555	$2,046	$6,309
Corporate(h)	(38,284)	$14,138	$1,660	$—	$(22,486)
Total	(55,473)
Interest expense	(39,077)
Unrealized loss on investment in MGM Resorts International	(32,362)
Other income, net	10,985
Loss before income taxes	(115,927)
Income tax benefit	24,297
Net loss	(91,630)
Net loss attributable to noncontrolling interests	2,585
Net loss attributable to IAC shareholders	$(89,045)
_____________________
(h)    Includes stock-based compensation expense for stock-based awards granted to employees of Corporate, Search and all Emerging & Other businesses other than Vivian Health.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended June 30, 2022
	Operating Income (Loss)(e)	Stock-based Compensation Expense	Depreciation	Amortization of Intangibles	Goodwill Impairment	Adjusted EBITDA(e)(f)
	(In thousands)
Dotdash Meredith
Digital	$11,096	$4,879	$8,203	$27,138	$—	$51,316
Print	(20,099)	$204	$4,632	$21,528	$—	$6,265
Other(c)	(18,504)	$27	$63	$—	$—	$(18,414)
Angi Inc.
Ads and Leads	23,292	$5,404	$10,805	$2,663	$—	$42,164
Services	(21,051)	$4,513	$1,650	$975	$—	$(13,913)
Roofing	(3,789)	$385	$148	$166	$—	$(3,090)
Other(c)	(18,091)	$2,989	$—	$—	$—	$(15,102)
International	(1,247)	$126	$751	$—	$—	$(370)
Search	26,297	$—	$20	$—	$—	$26,317
Emerging & Other	(107,781)	$83	$279	$3,611	$86,748	$(17,060)
Corporate(h)	(36,263)	$13,046	$2,501	$—	$—	$(20,716)
Total	(166,140)
Interest expense	(23,517)
Unrealized loss on investment in MGM Resorts International	(825,305)
Other expense, net	(89,425)
Loss before income taxes	(1,104,387)
Income tax benefit	228,988
Net loss	(875,399)
Net loss attributable to noncontrolling interests	6,269
Net loss attributable to IAC shareholders	$(869,130)

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Six Months Ended June 30, 2023
	Operating (Loss) Income(d)	Stock-based Compensation Expense	Depreciation(d)	Amortization of Intangibles	Adjusted EBITDA(f)(g)
	(In thousands)
Dotdash Meredith
Digital	$(11,828)	$3,787	$12,576	$70,702	$75,237
Print	(6,700)	$522	$6,490	$28,432	$28,744
Other(c)	(110,526)	$6,352	$31,168	$—	$(73,006)
Angi Inc.
Ads and Leads	18,271	$10,798	$33,612	$5,325	$68,006
Services	(17,627)	$5,401	$11,758	$—	$(468)
Roofing	(891)	$(2)	$420	$—	$(473)
Other(c)	(31,507)	$6,044	$—	$—	$(25,463)
International	4,601	$766	$1,824	$—	$7,191
Search	24,731	$—	$42	$—	$24,773
Emerging & Other	14,798	$707	$1,252	$4,330	$21,087
Corporate(h)	(74,391)	$24,759	$3,313	$—	$(46,319)
Total	(191,069)
Interest expense	(77,249)
Unrealized gain on investment in MGM Resorts International	672,478
Other income, net	34,734
Earnings before income taxes	438,894
Income tax provision	(115,205)
Net earnings	323,689
Net loss attributable to noncontrolling interests	5,041
Net earnings attributable to IAC shareholders	$328,730

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Six Months Ended June 30, 2022
	Operating Income (Loss)(e)	Stock-based Compensation Expense	Depreciation	Amortization of Intangibles	Acquisition-related Contingent Consideration Fair Value Adjustments	Goodwill Impairment	Adjusted EBITDA(e)(f)
	(In thousands)
Dotdash Meredith
Digital	$9,228	$9,075	$15,692	$52,733	$(612)	$—	$86,116
Print	(58,434)	$268	$10,164	$43,787	$—	$—	$(4,215)
Other(c)	(34,546)	$39	$307	$—	$—	$—	$(34,200)
Angi Inc.
Ads and Leads	38,778	$10,324	$22,062	$5,325	$—	$—	$76,489
Services	(46,801)	$9,053	$3,318	$1,950	$—	$—	$(32,480)
Roofing	(9,939)	$1,215	$275	$333	$—	$—	$(8,116)
Other(c)	(31,113)	$5,561	$—	$—	$—	$—	$(25,552)
International	(5,768)	$249	$1,698	$—	$—	$—	$(3,821)
Search	51,376	$—	$41	$—	$—	$—	$51,417
Emerging & Other	(112,825)	$108	$682	$9,143	$—	$86,748	$(16,144)
Corporate(h)	(74,910)	$25,451	$5,049	$—	$—	$—	$(44,410)
Total	(274,954)
Interest expense	(45,429)
Unrealized loss on investment in MGM Resorts International	(1,012,635)
Other expense, net	(82,726)
Loss before income taxes	(1,415,744)
Income tax benefit	299,452
Net loss	(1,116,292)
Net loss attributable to noncontrolling interests	11,364
Net loss attributable to IAC shareholders	$(1,104,928)

NOTE 7—PENSION AND POSTRETIREMENT BENEFIT PLANS
The following tables present the components of net periodic benefit (credit) cost for the Dotdash Meredith pension and postretirement benefit plans:

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
	Pension		Postretirement	Pension		Postretirement
	Domestic	International	Domestic	Domestic	International	Domestic
	(In thousands)
Service cost	$55	$—	$1	$108	$—	$2
Interest cost	826	4,921	58	1,697	9,698	116
Expected return on plan assets	(633)	(4,916)	—	(1,134)	(9,687)	—
Actuarial gain recognition	(404)	—	—	(164)	—	—
Net periodic benefit (credit) cost	$(156)	$5	$59	$507	$11	$118

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
	Pension		Postretirement	Pension		Postretirement
	Domestic	International	Domestic	Domestic	International	Domestic
	(In thousands)
Service cost	$907	$—	$1	$1,889	$—	$3
Interest cost	1,188	3,799	67	1,887	7,074	134
Expected return on plan assets	(598)	(3,792)	—	(2,176)	(8,416)	—
Actuarial (gain) loss recognition	(2,399)	43,564	—	10,133	68,552	—
Net periodic benefit (credit) cost	$(902)	$43,571	$68	$11,733	$67,210	$137
Settlements during the three and six months ended June 30, 2023 triggered remeasurements of the pension plans in the U.S. The actuarial gain of $0.4 million for the three months ended June 30, 2023 primarily relates to investment performance and an increase in the discount rate. The actuarial gain of $0.2 million for the six months ended June 30, 2023 primarily relates to investment performance, partially offset by a loss due to an adjustment in plan demographics.
Settlements during the three and six months ended June 30, 2022 triggered remeasurements of Meredith's funded pension plans in the United Kingdom ("U.K.") and U.S. The U.K. actuarial losses of $43.6 million and $68.6 million for the three and six months ended June 30, 2022, respectively, primarily relate to the decline in the fair value of the U.K. pension plan's assets exceeding the decline in the plan liabilities, in each case due to higher interest rates. The U.S. actuarial gain of $2.4 million for the three months ended June 30, 2022 primarily relates to the revaluation of an annuity contract, partially offset by a loss due to the decline in the fair value of the U.S. pension plan's assets exceeding the decline in the plan liabilities. The U.S. actuarial loss of $10.1 million for the six months ended June 30, 2022 primarily relates to the decline in the fair value of plan assets.
The following table summarizes the weighted average expected return on plan assets used to determine the net periodic benefit costs at June 30, 2023, following the remeasurements, and December 31, 2022, respectively:

	June 30, 2023	December 31, 2022
	Pension
	Domestic	Domestic
Expected return on plan assets	4.31%	2.80%
The components of net periodic benefit (credit) cost, other than the service cost component, are included in "Other income (expense), net" in the statement of operations.
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

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The computation of the annual expected effective income tax rate at each interim period requires certain estimates and assumptions including, but not limited to, the expected pre-tax income (or loss) for the year, projections of the proportion of income (and/or loss) earned and taxed in foreign jurisdictions, permanent and temporary differences and the likelihood of the realization of deferred tax assets generated in the current year. The accounting estimates used to compute the provision or benefit for income taxes may change as new events occur, more experience is acquired, additional information is obtained or the Company's tax environment changes. To the extent that the expected annual effective income tax rate changes during a quarter, the effect of the change on prior quarters is included in income tax provision or benefit in the quarter in which the change occurs. Included in the income tax benefit for the three months ended June 30, 2023 was a benefit of $2.0 million due to a higher estimated annual effective tax rate from that applied to the first quarter's ordinary loss from continuing operations. The higher estimated annual effective rate was primarily due to the reduced impact that forecasted nondeductible compensation expense had on the increase in forecasted ordinary pre-tax losses.
For the three and six months ended June 30, 2023, the Company recorded an income tax benefit of $24.3 million and an income tax provision of $115.2 million, respectively, which represents an effective income tax rate of 21% and 26%,respectively. For the three months ended June 30, 2023, the effective income tax rate was the same as the statutory rate of 21% due primarily to nondeductible compensation expense and foreign income taxed at different statutory rates, offset by research credits, the realization of a capital loss and a change in forecasted rate. For the six months ended June 30, 2023, the effective income tax rate was higher than the statutory rate of 21% due primarily to state taxes and nondeductible compensation expense, partially offset by research credits. For the three and six months ended June 30, 2022, the Company recorded an income tax benefit of $229.0 million and $299.5 million, respectively, which represents an effective income tax rate of 21% for both periods. For the three months ended June 30, 2022, the effective income tax rate was the same as the statutory income tax rate of 21% due primarily to state taxes, offset by the non-deductible portion of the Mosaic Group goodwill impairment charge. For the six months ended June 30, 2022, the effective income tax rate was the same as the statutory rate of 21% due primarily to state taxes, offset by the non-deductible portion of the Mosaic Group goodwill impairment charge and non-deductible stock-based compensation expense.
The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in the income tax provision. Accruals for interest and penalties are not material.
The Company's income taxes are routinely under audit by federal, state, local and foreign authorities as a result of previously filed separate company and consolidated tax returns for periods prior to the June 30, 2020 separation of IAC from Match Group (the "Match Separation") and for its tax returns filed on a standalone basis following the Match Separation. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. On June 27, 2023, the Joint Committee of Taxation completed its review of the federal income tax returns for the years ended December 31, 2013 through 2019, which include the operations of the Company, and approved the audit settlement previously agreed to with the Internal Revenue Services ("IRS"). The statute of limitations for the years 2013 through 2019 expires on December 31, 2023. The resolution of this IRS examination will result in a net liability to Match Group of $2.5 million excluding interest, which was previously accrued. Returns filed in various other jurisdictions are open to examination for tax years beginning with 2013. Income taxes payable include unrecognized tax benefits considered sufficient to pay assessments that may result from the examination of prior year tax returns. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may not accurately anticipate actual outcomes and, therefore, may require periodic adjustment. Although management currently believes changes in unrecognized tax benefits from period to period and differences between amounts paid, if any, upon resolution of issues raised in audits and amounts previously provided will not have a material impact on the liquidity, results of operations, or financial condition of the Company, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future.
At June 30, 2023 and December 31, 2022, unrecognized tax benefits, including interest and penalties, were $18.1 million and $16.6 million, respectively. Unrecognized tax benefits, including interest and penalties, at June 30, 2023 increased by $1.5 million due primarily to research credits, partially offset by settlements. If unrecognized tax benefits at June 30, 2023 are subsequently recognized, $17.0 million, net of related deferred tax assets and interest, would reduce income tax expense. The comparable amount at December 31, 2022 was $15.4 million. The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease by $1.3 million by June 30, 2024 due to expected settlements of which $1.0 million would reduce the income tax provision.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The Company regularly assesses the realizability of deferred tax assets considering all available evidence including, to the extent applicable, the nature, frequency and severity of prior cumulative losses, forecasts of future taxable income, tax filing status, the duration of statutory carryforward periods, available tax planning and historical experience. At June 30, 2023, the Company has a U.S. gross deferred tax asset of $831.9 million that the Company expects to fully utilize on a more likely than not basis. Of this amount, $632.8 million will be utilized upon the future reversal of deferred tax liabilities and the remaining net deferred tax asset of $199.1 million will be utilized based on forecasts of future taxable income. The Company's most significant net deferred tax asset that could expire relates to U.S. federal net operating loss ("NOL") carryforwards of $40.4 million. The Company expects to generate sufficient future taxable income of at least $192.6 million prior to the expiration of these NOLs, the majority of which expire between 2033 and 2036, to fully realize this deferred tax asset.
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
The numerator and denominator of basic and diluted EPS computations for the Company’s common stock and Class B common stock are calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands, except per share data)
Basic EPS:
Numerator:
Net (loss) earnings	$(91,630)	$(875,399)	$323,689	$(1,116,292)
Net loss attributable to noncontrolling interests	2,585	6,269	5,041	11,364
Net earnings attributed to unvested participating security	—	—	(11,296)	—
Net (loss) earnings attributable to IAC common stock and Class B common stock shareholders	$(89,045)	$(869,130)	$317,434	$(1,104,928)

Denominator:
Weighted average basic IAC common stock and Class B common stock shares outstanding(a)	83,081	86,748	84,301	86,766

(Loss) earnings per share attributable to IAC common stock and Class B common stock shareholders:
(Loss) earnings per share	$(1.07)	$(10.02)	$3.77	$(12.73)

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands, except per share data)
Diluted EPS:
Numerator:
Net (loss) earnings	$(91,630)	$(875,399)	$323,689	$(1,116,292)
Net loss attributable to noncontrolling interests	2,585	6,269	5,041	11,364
Net earnings attributed to unvested participating security	—	—	(10,935)	—
Impact from public subsidiaries' dilutive securities(b)	—	—	—	—
Net (loss) earnings attributable to IAC common stock and Class B common stock shareholders	$(89,045)	$(869,130)	$317,795	$(1,104,928)

Denominator:
Weighted average basic IAC common stock and Class B common stock shares outstanding(a)	83,081	86,748	84,301	86,766
Dilutive securities(b)(c)(d)	—	—	2,889	—
Denominator for earnings per share—weighted average shares(b)(c)(d)	83,081	86,748	87,190	86,766

(Loss) earnings per share attributable to IAC common stock and Class B common stock shareholders:
(Loss) earnings per share	$(1.07)	$(10.02)	$3.64	$(12.73)
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
(b)    IAC has the option to settle certain Angi Inc. stock-based awards in its shares. The impact on net earnings relates to the settlement of Angi Inc.'s dilutive securities in IAC common shares. For the three and six months ended June 30, 2023 and 2022, these Angi Inc. equity awards were anti-dilutive.
(c)    If the effect is dilutive, weighted average common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and subsidiary denominated equity and vesting of restricted common stock and restricted stock units ("RSUs"). For the six months ended June 30, 2023, 3.3 million potentially dilutive securities were excluded from computing diluted EPS because the impact would have been anti-dilutive.
(d)    For the three months ended June 30, 2023 and for the three and six months ended June 30, 2022, the Company had a loss from operations and, as a result, approximately 8.0 million and 8.1 million potentially dilutive securities, respectively, were excluded from computing diluted EPS because the impact would have been anti-dilutive. Accordingly, the weighted average basic shares outstanding were used to compute the EPS amounts for the three months ended June 30, 2023 and for the three and six months ended June 30, 2022.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 10—FINANCIAL STATEMENT DETAILS
Cash and Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the balance sheet to the total amounts shown in the statement of cash flows:

	June 30, 2023	December 31, 2022	June 30, 2022	December 31, 2021
	(In thousands)
Cash and cash equivalents	$1,326,988	$1,417,390	$1,796,202	$2,118,730
Restricted cash included in other current assets	8,126	1,165	16,882	1,941
Restricted cash included in other non-current assets	381	7,514	7,617	1,193
Total cash and cash equivalents and restricted cash as shown on the statement of cash flows	$1,335,495	$1,426,069	$1,820,701	$2,121,864
Restricted cash included in "Other current assets" in the balance sheet at June 30, 2023 primarily consists of cash held in escrow related to the funded pension plan in the U.K and cash held related to insurance programs at Care.com. Restricted cash included in "Other non-current assets" in the balance sheet at June 30, 2023 consists of deposits related to leases.
Restricted cash included in "Other current assets" in the balance sheet at December 31, 2022 includes cash held related to insurance programs at Care.com. Restricted cash included in "Other non-current assets" in the balance sheet at December 31, 2022 primarily consists of cash held in escrow related to the funded pension plan in the U.K. as well as a check endorsement guarantee at the Roofing segment and deposits related to leases.
Restricted cash included in "Other current assets" in the balance sheet at June 30, 2022 primarily consists of cash received from Care.com’s payment solutions customers for payroll and related taxes, which were remitted subsequent to period end. Restricted cash included in "Other non-current assets" in the balance sheet at June 30, 2022 primarily consists of cash held in escrow related to the funded pension plan in the U.K. as well as a check endorsement guarantee at the Roofing segment and deposits related to leases.
Restricted cash included in "Other current assets" in the balance sheet at December 31, 2021 primarily consists of cash held in escrow related to the funded pension plan in the U.K. Restricted cash included in "Other non-current assets" in the balance sheet at December 31, 2021 consists of deposits related to leases and a check endorsement guarantee at the Roofing segment.
Credit Losses
The following table presents the changes in the allowance for credit losses for the six months ended June 30, 2023 and 2022, respectively:

	2023	2022
	(In thousands)
Balance at January 1	$50,971	$36,556
Current period provision for credit losses	48,608	51,710
Write-offs charged against the allowance	(55,198)	(41,646)
Recoveries collected	3,070	2,710
Other	(143)	185
Balance at June 30	$47,308	$49,515

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Accumulated Amortization and Depreciation
The following table provides the accumulated amortization and depreciation within the balance sheet:

Asset Category	June 30, 2023	December 31, 2022
	(In thousands)
Right-of-use assets included in other non-current assets	$230,118	$157,650
Capitalized software, equipment, buildings and leasehold improvements	$320,722	$274,473
Intangible assets	$690,303	$582,063
Other income (expense), net

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Interest income	$17,340	$2,442	$34,270	$3,140
Net realized gain (loss) on sales of businesses, investments and upward (downward) adjustments to the carrying value of equity securities without readily determinable fair values	2,649	(21,635)	1,348	(20,096)
Foreign exchange gains (losses), net	1,572	(4,655)	2,081	(6,229)
Unrealized gain (loss) related to marketable equity securities	1,262	(28,696)	112	5,656
Net periodic pension benefit credit (cost), other than the service cost component(a)	148	(41,829)	(526)	(77,188)
Unrealized (decrease) increase in the estimated fair value of a warrant	(13,672)	4,866	(7,732)	12,851
Other	1,686	82	5,181	(860)
Other income (expense), net	$10,985	$(89,425)	$34,734	$(82,726)
_____________________
(a)     Includes pre-tax actuarial gains of $0.4 million and $0.2 million for the three and six months ended June 30, 2023, respectively, related to the pension plans in the U.S. and pre-tax actuarial losses of $41.2 million and $78.7 million for the three and six months ended June 30, 2022, respectively, related to the funded pension plans in the U.K. and the U.S. See "Note 7—Pension and Postretirement Benefit Plans" for additional information.
NOTE 11—CONTINGENCIES
In the ordinary course of business, the Company is a party to various lawsuits. The Company establishes accruals for specific legal matters when it determines that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable. Management has also identified certain other legal matters where it believes an unfavorable outcome is not probable and, therefore, no accrual is established. Although management currently believes that resolving claims against the Company, including claims where an unfavorable outcome is reasonably possible, will not have a material impact on the liquidity, results of operations, or financial condition of the Company, these matters are subject to inherent uncertainties and management's view of these matters may change in the future. The Company also evaluates other contingent matters, including uncertain income tax positions and non-income tax contingencies, to assess the likelihood of an unfavorable outcome and estimated extent of potential loss. It is possible that an unfavorable outcome of one or more of these lawsuits or other contingencies could have a material impact on the liquidity, results of operations, or financial condition of the Company. See "Note 8—Income Taxes" for information related to uncertain income tax positions.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 12—RELATED PARTY TRANSACTIONS
IAC and Angi Inc.
Allocation of CEO Compensation and Certain Expenses
Joseph Levin, CEO of IAC and Chairman of Angi Inc., was appointed CEO of Angi Inc. on October 10, 2022. As a result, for the three and six months ended June 30, 2023, IAC allocated $2.3 million and $4.6 million, respectively, in costs to Angi Inc. (including salary, benefits, stock-based compensation and costs related to the CEO's office). These costs were allocated from IAC based upon time spent on Angi Inc. by Mr. Levin. Management considers the allocation method to be reasonable. The allocated costs also include costs directly attributable to Angi Inc. that were initially paid for by IAC and billed by IAC to Angi Inc.
The Combination and Related Agreements
The Company and Angi Inc., in connection with the transaction resulting in the formation of Angi Inc. in 2017, which is referred to as the "Combination," entered into a contribution agreement; an investor rights agreement; a services agreement; a tax sharing agreement; and an employee matters agreement, which collectively govern the relationship between IAC and Angi Inc.
IAC and Vimeo Inc. ("Vimeo")
Following the spin-off of Vimeo from IAC, the relationship between IAC and Vimeo is governed by several agreements, which include a separation agreement, a tax matters agreement, a transition services agreement (which expired in 2022), an employee matters agreement and office lease agreements. The Company and Vimeo are related parties because Mr. Diller is the beneficial owner of more than 10% of the voting interests in both IAC and Vimeo.
The Company has an outstanding receivable of $0.8 million at both June 30, 2023 and December 31, 2022, respectively, due from Vimeo pursuant to the separation agreement. This amount is included in "Other current assets" in the balance sheet.
The Company charged Vimeo rent pursuant to lease agreements of $0.8 million and $1.7 million for the three and six months ended June 30, 2023, respectively, and $1.4 million and $3.0 million for the three and six months ended June 30, 2022, respectively. At June 30, 2023, the Company has an outstanding receivable of $0.2 million due from Vimeo pursuant to the lease agreements. This amount is included in "Other non-current assets" in the balance sheet. At December 31, 2022, there were no outstanding receivables due from Vimeo pursuant to the lease agreements.
IAC and Expedia
At June 30, 2023, the Company and Expedia each had a 50% ownership interest in two aircraft that may be used by both companies. Members of the aircraft flight crews are employed by an entity in which the Company and Expedia each have a 50% ownership interest. The Company and Expedia have agreed to share costs relating to flight crew compensation and benefits pro-rata according to each company’s respective usage of the aircraft, for which they are separately billed by the entity described above. The Company and Expedia are related parties because Mr. Diller serves as Chairman and Senior Executive of both IAC and Expedia. For the three and six months ended June 30, 2023 and 2022, total payments made to this entity by the Company were not material.
In addition, Expedia may use certain aircraft owned 100% by a subsidiary of the Company on a cost basis. For the three and six months ended June 30, 2023 and 2022, the payments made by Expedia to the Company pursuant to this arrangement were not material.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL
Management Overview
IAC today consists of category leading businesses, including Dotdash Meredith, Angi Inc. and Care.com, among others ranging from early stage to established businesses.
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
Reportable Segments (for additional information see "Note 6—Segment Information" to the financial statements included in "Item 1—Consolidated Financial Statements"):
•Dotdash Meredith - is one of the largest digital and print publishers in America. From mobile to magazines, nearly 200 million people trust us to help them make decisions, take action and find inspiration. Dotdash Meredith's over 40 iconic brands include PEOPLE, Better Homes & Gardens, Verywell, FOOD & WINE, The Spruce, Allrecipes, Byrdie, REAL SIMPLE, Investopedia and Southern Living. Dotdash Meredith has two operating segments: (i) Digital, which includes its digital, mobile and licensing operations; and (ii) Print, which includes its magazine subscription and newsstand operations;
•Angi Inc. - a publicly traded company that connects quality home service professionals with consumers across more than 500 different categories, from repairing and remodeling homes to cleaning and landscaping. In the fourth quarter of 2022, the Angi Inc. segment presentation was changed to reflect the following operating segments: (i) Ads and Leads, (ii) Services, (iii) Roofing and (iv) International (consisting of businesses in Europe and Canada). Angi Inc.'s financial information for all prior periods, including the three and six months ended June 30, 2022, included herein, has been recast to reflect this four operating segment presentation. At June 30, 2023, the Company’s economic and voting interests in Angi Inc. were 83.9% and 98.1%, respectively;
•Search - consists of Ask Media Group, a collection of websites providing general search services and information, and Desktop, which includes our direct-to-consumer downloadable desktop applications and our business-to-business partnership operations; and
•Emerging & Other - consists of:
•Care.com - a leading online destination for families to connect with caregivers for their children, aging parents, pets and homes and for caregivers to connect with families seeking care services. Care.com's brands include Care For Business, Care.com offerings to enterprises and HomePay;
•Mosaic Group - a leading developer and provider of global subscription mobile applications. Mosaic Group has a portfolio of some of the largest and most popular applications in the following verticals: Communications (RoboKiller, TapeACall, Trapcall), Language (iTranslate, Speak & Translate), Weather (Clime: NOAA Weather Radar Live, Weather Live), Business (PDF Hero, Scan Hero) and Lifestyle (Blossom, Pixomatic); and
•Vivian Health, Daily Beast, IAC Films, Newco (an IAC incubator) and, for periods prior to its sale on November 9, 2022, Bluecrew.

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

•Services Revenue - primarily reflects domestic revenue from pre-priced offerings by which the consumer requests services through an Angi Inc. platform and Angi Inc. connects them with a service professional to perform the service. From January 1, 2020 through December 31, 2022, Services recorded revenue on a gross basis. Effective January 1, 2023, Angi Inc. modified the Services terms and conditions so that the service professional, rather than Angi Inc., has the contractual relationship with the consumer to deliver the service and Angi Inc.'s performance obligation to the consumer is to connect them with the service professional. This change in contractual terms requires revenue to be reported as the net amount of what is received from the consumer after deducting the amounts owed to the service professional providing the service effective for all arrangements entered into after December 31, 2022. There is no impact to operating loss or Adjusted EBITDA from this change in revenue recognition. For the three and six months ended June 30, 2022, if Services revenue were recorded on a net basis, revenue would have been reduced by $71.1 million and $122.8 million, respectively.
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
•Monetized Transactions - are (i) service requests that are matched to a paying Ads and Leads service professional in the period and (ii) completed and in-process Services jobs in the period; a single service request can result in multiple monetized transactions.

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
•Selling and marketing expense - consists primarily of advertising expenditures, which include online marketing expenditures, including fees paid to search engines, social media sites, other online marketing platforms, app platforms and partner-related payments to those who direct traffic to the brands within our Angi Inc. segment, offline marketing expenditures, which primarily consists of costs related to television advertising, compensation expense (including stock-based compensation expense) and other employee-related costs for sales force and marketing personnel, subscription acquisition costs related to Dotdash Meredith, outsourced personnel and consulting costs and service guarantee expense at Angi Inc.
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
Long-term debt (for additional information see "Note 4—Long-term Debt" to the financial statements included in "Item 1—Consolidated Financial Statements"):
•Dotdash Meredith Term Loan A - due December 1, 2026. At June 30, 2023 and December 31, 2022, the outstanding balance of the Dotdash Meredith Term Loan A was $323.8 million and $332.5 million, respectively, and bore interest at an adjusted term secured overnight financing rate ("Adjusted Term SOFR") plus 2.25%, or 7.24% and 5.91%, respectively. The Dotdash Meredith Term Loan A has quarterly principal payments.
•Dotdash Meredith Term Loan B - due December 1, 2028. At June 30, 2023 and December 31, 2022, the outstanding balance of the Dotdash Meredith Term Loan B was $1.23 billion and $1.24 billion, respectively, and bore interest at Adjusted Term SOFR, subject to a minimum of 0.50%, plus 4.00%, or 9.26% and 8.22%, respectively. The Dotdash Meredith Term Loan B has quarterly principal payments.

•Dotdash Meredith Revolving Facility - Dotdash Meredith's $150.0 million revolving credit facility expires on December 1, 2026. At June 30, 2023 and December 31, 2022, there were no outstanding borrowings under the Dotdash Meredith Revolving Facility.
•ANGI Group Senior Notes - on August 20, 2020, ANGI Group, LLC ("ANGI Group"), a direct wholly-owned subsidiary of Angi Inc., issued $500 million of its 3.875% Senior Notes due August 15, 2028, with interest payable February 15 and August 15 of each year.
Non-GAAP financial measure:
•Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") - is a non-GAAP financial measure. See "Principles of Financial Reporting" for the definition of Adjusted EBITDA and a reconciliation of net (loss) earnings attributable to IAC shareholders to operating loss to Adjusted EBITDA for the three and six months ended June 30, 2023 and 2022.
Dotdash Meredith Restructuring and Other Charges
During the first half of 2023, Dotdash Meredith continued to incur costs related to a voluntary retirement program announced in the first quarter of 2022 and recorded adjustments to previously accrued amounts related to a reduction in force plan, for which the related expenses were accrued primarily in the fourth quarter of 2022.
During 2022, Dotdash Meredith management committed to several actions to improve efficiencies and better align its cost structure following the acquisition of Meredith on December 1, 2021, which included: (i) the discontinuation of certain print publications and the shutdown of PeopleTV, for which the related expense was primarily reflected in the first quarter of 2022, (ii) the aforementioned voluntary retirement program, for which the related expense was primarily reflected in the first half of 2022, (iii) the consolidation of certain leased office space, for which the related expense was reflected in the third quarter of 2022 and (iv) the aforementioned reduction in force plan. These actions resulted in $80.2 million of restructuring charges incurred for the year ended December 31, 2022.
For both the three and six months ended June 30, 2023, Dotdash Meredith incurred net restructuring charges of $0.2 million, including charges incurred of $0.7 million and $2.9 million, respectively, and reversals of previously recorded accrued costs of $0.5 million and $2.7 million, respectively. For the three and six months ended June 30, 2022, Dotdash Meredith incurred restructuring charges of $13.7 million and $36.1 million, respectively, including $12.6 million and $33.1 million, respectively, of severance and related costs. At June 30, 2023, the cumulative restructuring charges incurred were $80.4 million.
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
Certain Risks and Concentrations—Services Agreement with Google (the "Services Agreement")
The Company and Google are parties to an amended Services Agreement, which automatically renewed effective March 31, 2023 and now expires on March 31, 2025.
As a result of certain industry-wide policy changes combined with increased enforcement by Google of policies under the Services Agreement in prior periods, the Company discontinued the introduction of new Desktop business-to-consumer ("B2C") products in 2021. Therefore, the current B2C revenue stream relates solely to the then existing installed base of products. As a result, the revenue and profits of the B2C business have declined significantly and the Company expects that trend to continue. See "Note 1—The Company and Summary of Significant Accounting Policies" to the financial statements included in "Item 1—Consolidated Financial Statements" for additional information on the Services Agreement with Google.

Results of Operations for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022
Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	$ Change	% Change	2022	2023	$ Change	% Change	2022
	(Dollars in thousands)
Dotdash Meredith
Digital	$211,972	$(22,538)	(10)%	$234,510	$396,769	$(53,906)	(12)%	$450,675
Print	206,771	(53,536)	(21)%	260,307	413,787	(136,498)	(25)%	550,285
Intersegment eliminations	(4,745)	548	10%	(5,293)	(8,976)	1,989	18%	(10,965)
Total Dotdash Meredith	413,998	(75,526)	(15)%	489,524	801,580	(188,415)	(19)%	989,995
Angi Inc.
Domestic
Ads and Leads	292,487	(49,375)	(14)%	341,862	585,993	(50,615)	(8)%	636,608
Services	29,867	(78,365)	(72)%	108,232	61,926	(122,756)	(66)%	184,682
Roofing	24,482	(18,168)	(43)%	42,650	62,854	(16,483)	(21)%	79,337
Domestic intersegment eliminations	(1,001)	949	49%	(1,950)	(2,463)	1,164	32%	(3,627)
Total Domestic	345,835	(144,959)	(30)%	490,794	708,310	(188,690)	(21)%	897,000
International	29,233	4,245	17%	24,988	59,165	4,224	8%	54,941
Total Angi Inc.	375,068	(140,714)	(27)%	515,782	767,475	(184,466)	(19)%	951,941
Search	177,036	(21,147)	(11)%	198,183	329,511	(92,057)	(22)%	421,568
Emerging & Other	147,903	(13,186)	(8)%	161,089	301,934	(26,149)	(8)%	328,083
Intersegment eliminations	(2,416)	(419)	(21)%	(1,997)	(4,640)	(979)	(27)%	(3,661)
Total	$1,111,589	$(250,992)	(18)%	$1,362,581	$2,195,860	$(492,066)	(18)%	$2,687,926
For the three months ended June 30, 2023 compared to the three months ended June 30, 2022
•Dotdash Meredith revenue decreased 15% to $414.0 million due primarily to decreases of $53.5 million, or 21%, from Print and $22.5 million, or 10%, from Digital. The decrease from Print was driven by the reduction in circulation of certain publications. The decrease from Digital was due primarily to decreases of $25.3 million, or 16%, in Advertising revenue and $2.8 million, or 10%, in Licensing and Other revenue, partially offset by an increase of $5.6 million, or 12%, in Performance Marketing revenue. The decrease in Advertising revenue was due primarily to declines in premium advertising sold through its sales team and lower programmatic revenue due to lower traffic, compared to the prior year period, primarily in the Entertainment and Finance categories. The decrease in Licensing and Other revenue was due primarily to lower royalties earned from retail partners. The increase in Performance Marketing revenue was due primarily to an increase in affiliate commerce commission revenue, partially offset by a decline in Performance Marketing revenue primarily in the Finance and Health categories.
•Angi Inc. revenue decreased 27% to $375.1 million due primarily to decreases of $78.4 million, or 72%, from Services, $49.4 million, or 14%, from Ads and Leads, and $18.2 million, or 43%, from Roofing, partially offset by an increase of $4.2 million, or 17%, from International.
◦The Services decrease was due primarily to the change to net revenue reporting as described above under "Services Revenue" and a decrease of $29.9 million due primarily to the shift away from complex and less profitable offerings.
◦The Ads and Leads decrease was due primarily to a decrease of $51.9 million, or 20%, in consumer connection revenue due primarily to a decline in Monetized Transactions and a decline in service professionals in the Angi Inc. network, partially offset by an increase of $4.9 million, or 7%, in advertising revenue due primarily to continued growth in sales and improved retention. The decrease in Monetized Transactions was as a result of an effort to rationalize sales to service professionals that are unprofitable as well as efforts to increase lead quality, including changes to certain demand channels, to enhance the user experience for both homeowners and service professionals.

◦The Roofing decrease was due primarily to a decline in projects and a strategic shift in operations to select markets.
◦The International increase was driven by a larger service professional network.
•Search revenue decreased 11% to $177.0 million due to decreases of $14.3 million, or 8%, from Ask Media Group and $6.9 million, or 26%, from Desktop. The decrease from Ask Media Group was due to a reduction in marketing by affiliate partners driving fewer visitors to ad supported search and content websites. The decrease from Desktop was due primarily to the Google policy changes and the subsequent cessation of new products described above under "Services Agreement with Google (the "Services Agreement")."
•Emerging & Other revenue decreased 8% to $147.9 million due primarily to the inclusion of Bluecrew in the prior year period, which was sold on November 9, 2022, and a decrease in revenue at Mosaic Group, partially offset by increased revenue at IAC Films, due primarily to Everything Everywhere All at Once, and growth of 48% and 2% at Vivian Health and Care.com, respectively.
For the six months ended June 30, 2023 compared to the six months ended June 30, 2022
•Dotdash Meredith revenue decreased 19% to $801.6 million due primarily to decreases of $136.5 million, or 25%, from Print and $53.9 million, or 12%, from Digital. The decrease from Print was due to the discontinuation of several publications in the first quarter of 2022 and the reduction in circulation of others. The decrease from Digital was due primarily to a decrease of $50.6 million, or 17%, in Advertising revenue resulting primarily from traffic declines to its sites compared to COVID-19 supported traffic levels in the prior year period, primarily in the Entertainment and Finance categories, declines in premium advertising sold through its sales team and lower programmatic revenue.
•Angi Inc. revenue decreased 19% to $767.5 million due primarily to decreases of $122.8 million, or 66%, from Services, $50.6 million, or 8%, from Ads and Leads, and $16.5 million, or 21%, from Roofing.
◦The Services decrease was due primarily to the change to net revenue reporting described above under "Services Revenue" and a decrease of $42.6 million due primarily to the shift away from complex and less profitable offerings.
◦The Ads and Leads decrease was due primarily to a decrease of $53.3 million, or 11%, in consumer connection revenue due primarily to the factors described above in the three-month discussion.
◦The Roofing decrease was primarily due to the factors described above in the three-month discussion.
•Search revenue decreased 22% to $329.5 million due to decreases of $75.7 million, or 21%, from Ask Media Group and $16.4 million, or 29%, from Desktop. The decreases from Ask Media Group and Desktop were due primarily to the factors described above in the three-month discussion.
•Emerging & Other revenue decreased 8% to $301.9 million due primarily to the inclusion of Bluecrew in the prior year period and decreases in revenue at Mosaic Group and Daily Beast, partially offset by increased revenue at IAC Films and growth of 49% and 3% at Vivian Health and Care.com, respectively.
Cost of revenue (exclusive of depreciation shown separately below)

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	$ Change	% Change	2022	2023	$ Change	% Change	2022
	(Dollars in thousands)
Cost of revenue (exclusive of depreciation shown separately below)	$353,078	$(156,492)	(31)%	$509,570	$696,007	$(348,103)	(33)%	$1,044,110
As a percentage of revenue	32%			37%	32%			39%

For the three months ended June 30, 2023 compared to the three months ended June 30, 2022
Cost of revenue in 2023 decreased from 2022 due to decreases of $96.1 million from Angi Inc., $42.3 million from Dotdash Meredith, and $12.6 million from Emerging & Other.
•The Angi Inc. decrease was due primarily to decreases of $80.4 million from Services and $14.4 million from Roofing.
◦The Services decrease was due primarily to a $73.0 million decrease in payments to third-party professional service providers due primarily to the change to net revenue reporting effective January 1, 2023, described above. Additionally, payments to third-party professional service providers decreased as a result of the shift away from complex and less profitable offerings.
◦The Roofing decrease was due primarily to decreases of $7.3 million and $4.8 million in roofing materials and third-party contractor costs, respectively.
•The Dotdash Meredith decrease was due primarily to decreases of $26.0 million from Print and $16.5 million from Digital. The decrease from Print was due primarily to a decrease of $15.1 million in production and distribution costs (postage, printing, paper and content) due to the reduction in the circulation of certain publications. Print was further impacted by a decrease of $5.0 million in compensation expense due to a voluntary retirement program in the first quarter of 2022 and the reduction in force described above under "Dotdash Meredith Restructuring and Other Charges." The decrease from Digital was due primarily to a decrease of $9.9 million in traffic acquisition costs driven by lower revenue and decreases of $2.9 million in content creation costs and $2.2 million in compensation expense due primarily to the reduction in force.
•The Emerging & Other decrease was primarily due to the inclusion in the prior year period of $14.2 million in expense from Bluecrew, which was sold on November 9, 2022.
For the six months ended June 30, 2023 compared to the six months ended June 30, 2022
Cost of revenue in 2023 decreased from 2022 due to decreases of $153.1 million from Angi Inc., $102.2 million from Dotdash Meredith, $65.7 million from Search, and $27.1 million from Emerging & Other.
•The Angi Inc. decrease was due primarily to decreases of $133.9 million from Services and $16.5 million from Roofing.
◦The Services decrease was due primarily to a $120.7 million decrease in payments to third-party professional service providers due primarily to the change to net revenue reporting effective January 1, 2023, described above. Additionally, payments to third-party professional service providers decreased as a result of the shift away from complex and less profitable offerings.
◦The Roofing decrease was due primarily to decreases of $8.7 million in roofing materials and $5.0 million in third-party contractor costs, respectively.
•The Dotdash Meredith decrease was due primarily to decreases of $69.0 million from Print and $33.4 million from Digital. The decrease from Print was due primarily to decreases of $40.8 million in production and distribution costs (postage, printing, paper and content) due to the discontinuation of several publications in the first quarter of 2022 and the reduction in circulation of others. Print was further impacted by the decrease of $16.9 million in compensation expense due to the factors described above in the three-month discussion. The decrease from Digital was due primarily to a decrease of $17.1 million in traffic acquisition costs and decreases of $8.1 million in compensation expense and $7.7 million in content creation costs.
•The Search decrease was due primarily to a decrease in traffic acquisition costs of $62.4 million at Ask Media Group due primarily to a decrease in the proportion of revenue earned from affiliate partners who direct traffic to our websites.
•The Emerging & Other decrease was primarily due to the inclusion in the prior year period of $27.6 million in expense from Bluecrew.

Selling and marketing expense

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	$ Change	% Change	2022	2023	$ Change	% Change	2022
	(Dollars in thousands)
Selling and marketing expense	$413,954	$(94,422)	(19)%	$508,376	$817,251	$(178,686)	(18)%	$995,937
As a percentage of revenue	37%			37%	37%			37%
For the three months ended June 30, 2023 compared to the three months ended June 30, 2022
Selling and marketing expense in 2023 decreased from 2022 due to decreases of $38.7 million from Dotdash Meredith, $38.4 million from Angi Inc., and $12.9 million from Emerging & Other.
•The Dotdash Meredith decrease was due primarily to decreases of $27.9 million in subscription acquisition costs and $6.9 million in compensation expense from Print. The decrease in subscription acquisition costs was driven by lower commission payments made to third-party agents that sell magazine subscriptions due to the reduction in the circulation of certain publications. The decrease in compensation expense was due primarily to a voluntary retirement program in the first quarter of 2022 described above under "Dotdash Meredith Restructuring and Other Charges."
•The Angi Inc. decrease was due primarily to decreases of $23.8 million from Ads and Leads and $10.7 million from Services.
◦The Ads and Leads decrease was due primarily to decreases of $22.4 million in advertising expense and $1.9 million in consulting fees. The decrease in advertising expense was due primarily to a decrease of $32.0 million in online marketing spend due to increased efficiency, partially offset by an increase of $9.0 million in television spend due to efforts to build awareness of the Angi Inc. brand. The decrease in consulting fees was due primarily to a decrease in marketing and branding consultancy fees.
◦The Services decrease was due primarily to decreases of $6.8 million in professional fees, $4.8 million in compensation expense and $1.9 million in advertising expense, partially offset by an increase of $3.8 million in service guarantee expense. The decrease in professional fees was primarily due to decreases in consulting fees and outsourced personnel costs of $5.1 million due to lower phone-based sales wages primarily resulting from increased reliance on more profitable digital conversion channels and $1.1 million due to streamlined fulfillment operations driven, in part, by fewer complex services, respectively. The decrease in compensation expense was due primarily to lower headcount. The decrease in advertising expense was primarily due to a decrease of $1.5 million in service professional marketing spend. The increase in service guarantee expense is due to the aforementioned change in contractual terms and conditions resulting in the change to net revenue reporting such that this expense is no longer a component of cost of revenue, which is where the expense was recorded prior to January 1, 2023.
•The Emerging & Other decrease was due primarily to decreases in advertising expense of $7.1 million and $3.1 million at Mosaic Group and Care.com, respectively, and the inclusion in the prior year period of $3.8 million in expense from Bluecrew, which was sold on November 9, 2022, partially offset by an increase of $1.5 million in offline marketing spend at IAC Films.

For the six months ended June 30, 2023 compared to the six months ended June 30, 2022
Selling and marketing expense in 2023 decreased from 2022 due to decreases of $92.9 million from Dotdash Meredith, $59.3 million from Angi Inc., and $24.4 million from Emerging & Other.
•The Dotdash Meredith decrease was due primarily to decreases of $66.7 million in subscription acquisition costs and $19.3 million in compensation expense from Print. The decrease in subscription acquisition costs was driven by the factor described above in the three-month discussion and the discontinuation of several publications in the first quarter of 2022. The decrease in compensation expense was due to the factor described above in the three-month discussion and the reduction in force described above under "Dotdash Meredith Restructuring and Other Charges."
•The Angi Inc. decrease was due primarily to decreases of $28.1 million from Ads and Leads, $16.9 million from Services, $8.5 million from International and $4.4 million from Roofing.
◦The Ads and Leads decrease was due primarily to decreases of $33.1 million in advertising expense and $3.7 million in consulting fees, partially offset by an increase of $8.4 million in compensation expense. The decrease in advertising expense was due primarily to a decrease of $43.4 million in online marketing spend, partially offset by an increase of $8.9 million in television spend and was due to the factors described above in the three-month discussion. The decrease in consulting fees was due primarily to the factor described above in the three-month discussion. The increase in compensation expense was due primarily to increased sales commissions due to the immediate expensing of commissions within the Ads business for certain transactions beginning October 1, 2022.
◦The Services decrease was due primarily to decreases of $11.2 million in professional fees, $8.2 million in compensation expense and $2.9 million in advertising expense, partially offset by an increase of $7.2 million in service guarantee expense. The decrease in professional fees was primarily due to decreases in consulting fees and outsourced personnel costs due to $8.7 million in lower phone-based sales wages primarily resulting from increased reliance on more profitable digital conversion channels and $2.4 million due to streamlined fulfillment operations driven, in part, by fewer complex services, respectively. The decreases in compensation expense and advertising expense and the increase in service guarantee expense were primarily due to the factors described above in the three-month discussion.
◦The International decrease was due primarily to a decrease of $10.8 million in advertising expense due primarily to decreases of $6.2 million and $4.7 million in online marketing spend and television spend, respectively.
◦The Roofing decrease was due primarily to a decrease of $2.3 million in compensation expense due to a reduction in headcount and a strategic shift in operations to select markets.
•The Emerging & Other decrease was due primarily to decreases in advertising expense of $14.6 million and $5.9 million at Mosaic Group and Care.com, respectively, and the inclusion in the prior year period of $8.0 million in expense from Bluecrew, partially offset by an increase of $2.7 million in offline marketing spend at IAC Films.
General and administrative expense

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	$ Change	% Change	2022	2023	$ Change	% Change	2022
	(Dollars in thousands)
General and administrative expense	$218,166	$(35,820)	(14)%	$253,986	$491,242	$(7,088)	(1)%	$498,330
As a percentage of revenue	20%			19%	22%			19%
For the three months ended June 30, 2023 compared to the three months ended June 30, 2022
General and administrative expense in 2023 decreased from 2022 due to decreases of $22.6 million from Angi Inc., $8.7 million from Dotdash Meredith, and $7.4 million from Emerging & Other, partially offset by an increase of $3.2 million from Corporate.

•The Angi Inc. decrease was due primarily to decreases of $15.3 million from Ads and Leads and $5.2 million from Services.
◦The Ads and Leads decrease was due primarily to decreases of $5.1 million in compensation expense, $3.9 million in the provision for credit losses and $3.3 million in legal fees. The decrease in compensation expense was due primarily to lower headcount. The decrease in the provision for credit losses was due primarily to lower revenue and improved collection rates.
◦The Services decrease was due primarily to decreases of $3.7 million in compensation expense and $1.5 million in legal fees. The decrease in compensation expense was due primarily to lower headcount.
•The Dotdash Meredith decrease was due primarily to a decrease of $5.7 million in compensation expense due to lower headcount due primarily to the voluntary retirement program announced in the first quarter of 2022.
•The Emerging & Other decrease was due primarily to the inclusion in the second quarter of 2022 of a $7.1 million charge at Vivian Health related to the sale of equity interests held by certain members of its management and the settlement of certain employee stock-based awards in conjunction with the equity raise in April 2022.
•The Corporate increase was due primarily to an increase of $2.8 million in compensation expense and higher professional fees.
For the six months ended June 30, 2023 compared to the six months ended June 30, 2022
General and administrative expense in 2023 decreased from 2022 due to a decrease of $29.8 million from Angi Inc., partially offset by an increase of $22.7 million from Dotdash Meredith.
•The Angi Inc. decrease was due primarily to decreases of $22.0 million from Ads and Leads and $7.2 million from Services.
◦The Ads and Leads decrease was due primarily to decreases of $12.4 million in compensation expense, $6.4 million of legal fees and $1.5 million in recruiting fees. The decrease in compensation expense and recruiting fees was due primarily to lower headcount.
◦The Services decrease was due primarily to decreases of $3.8 million in compensation expense, $2.4 million in the provision for credit losses and $2.0 million in legal fees. The decrease in compensation expense was due to the factor described above in the three-month discussion. The decrease in the provision for credit losses was due primarily to improved collection rates and lower revenue.
•The Dotdash Meredith increase was due primarily to an impairment charge at Other (unallocated corporate costs) of $44.7 million of an ROU asset related to unoccupied lease space recognized in the first quarter of 2023, partially offset by a decrease of $8.8 million in restructuring costs ($0.1 million in 2023 compared to $8.9 million in 2022) related to activities described above under "Dotdash Meredith Restructuring and Other Charges" and the inclusion of $5.1 million in transaction-related costs related to the acquisition of Meredith.

Product development expense

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	$ Change	% Change	2022	2023	$ Change	% Change	2022
	(Dollars in thousands)
Product development expense	$86,398	$1,490	2%	$84,908	$171,185	$5,989	4%	$165,196
As a percentage of revenue	8%			6%	8%			6%

For the three months ended June 30, 2023 compared to the three months ended June 30, 2022
Product development expense in 2023 increased from 2022 due to an increase of $4.6 million from Angi Inc., partially offset by a decrease of $3.4 million from Emerging & Other.
•The Angi Inc. increase was due primarily to an increase of $5.1 million from Ads and Leads due primarily to an increase in compensation expense of $6.3 million related primarily to increased spend on projects that did not meet capitalization requirements.
•The Emerging & Other decrease was due primarily to the inclusion in the prior year period of $2.4 million of expense at Bluecrew, which was sold on November 9, 2022, and the inclusion in the second quarter of 2022 of a $2.4 million charge at Vivian Health related to the sale of equity interests held by certain members of its management and the settlement of certain employee stock-based awards in conjunction with the equity raise in April 2022, partially offset by an increase in compensation expense related to increased headcount.
For the six months ended June 30, 2023 compared to the six months ended June 30, 2022
Product development expense in 2023 increased from 2022 due to increases of $12.0 million from Angi Inc., and $2.7 million from Dotdash Meredith, partially offset by a decrease of $9.5 million from Emerging & Other.
•The Angi Inc. increase was due primarily to an increase of $11.4 million from Ads and Leads due primarily to an increase in compensation expense of $13.1 million due primarily to the factor described in the three-month discussion.
•The Dotdash Meredith increase was due primarily to an increase of $2.8 million from Digital due primarily to an increase in compensation expense of $4.5 million related primarily to an increase in headcount and a decrease in compensation expense that qualified for capitalization, partially offset by a decrease of $1.2 million in software maintenance.
•The Emerging & Other decrease was due primarily to the inclusion in the prior year period of $5.0 million of expense at Bluecrew, decreases of $4.6 million in outsourced personnel costs and $1.5 million in compensation expense at Care.com, the inclusion in the second quarter of 2022 of a $2.4 million charge at Vivian Health described above in the three-month discussion and a decrease of $1.4 million in compensation expense at Mosaic Group, partially offset by an increase in compensation expense at Vivian Health due primarily to increased headcount. The decreases in outsourced personnel costs and compensation expense at Care.com were due primarily to costs incurred in 2022 to enhance product offerings and develop new products and lower headcount, respectively. The decrease at Mosaic Group was due primarily to lower headcount.
Depreciation

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	$ Change	% Change	2022	2023	$ Change	% Change	2022
	(Dollars in thousands)
Depreciation	$41,283	$12,231	42%	$29,052	$102,455	$43,167	73%	$59,288
As a percentage of revenue	4%			2%	5%			2%
For the three months ended June 30, 2023 compared to the three months ended June 30, 2022
Depreciation increased in 2023 from 2022 due primarily to increases of $8.8 million at Angi Inc. and $4.0 million at Dotdash Meredith. The increase at Angi Inc. was due primarily to capitalized software placed in service after the second quarter of 2022. The increase at Dotdash Meredith was due primarily to a $4.2 million write-off of certain leasehold improvements and furniture and equipment during the second quarter of 2023.
For the six months ended June 30, 2023 compared to the six months ended June 30, 2022

Depreciation increased in 2023 from 2022 due primarily to increases of $24.1 million at Dotdash Meredith and $20.3 million at Angi Inc. The increase at Dotdash Meredith was due primarily to an impairment of leasehold improvements and furniture and equipment of $25.3 million in the first quarter of 2023 related to unoccupied leased space and a $4.2 million write-off of certain leasehold improvements and furniture and equipment described above in the three-month discussion, partially offset by a decrease of $11.0 million in depreciation as a result of the reclassification of certain acquired capitalized software from depreciable assets to intangible assets in connection with the completion of purchase accounting related to the acquisition of Meredith. The increase at Angi Inc. was due primarily to an increase in capitalized software projects placed in service.
Operating income (loss)

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	$ Change	% Change	2022	2023	$ Change	% Change	2022
	(Dollars in thousands)
Dotdash Meredith
Digital	$6,059	$(5,037)	(45)%	$11,096	$(11,828)	$(21,056)	NM	$9,228
Print	(944)	19,155	95%	(20,099)	(6,700)	51,734	89%	(58,434)
Other	(22,935)	(4,431)	(24)%	(18,504)	(110,526)	(75,980)	(220)%	(34,546)
Total Dotdash Meredith	(17,820)	9,687	35%	(27,507)	(129,054)	(45,302)	(54)%	(83,752)
Angi Inc.
Domestic
Ads and Leads	4,791	(18,501)	(79)%	23,292	18,271	(20,507)	(53)%	38,778
Services	(5,175)	15,876	75%	(21,051)	(17,627)	29,174	62%	(46,801)
Roofing	(1,302)	2,487	66%	(3,789)	(891)	9,048	91%	(9,939)
Other	(16,568)	1,523	8%	(18,091)	(31,507)	(394)	(1)%	(31,113)
Total Domestic	(18,254)	1,385	7%	(19,639)	(31,754)	17,321	35%	(49,075)
International	1,571	2,818	NM	(1,247)	4,601	10,369	NM	(5,768)
Total Angi Inc.	(16,683)	4,203	20%	(20,886)	(27,153)	27,690	50%	(54,843)
Search	13,961	(12,336)	(47)%	26,297	24,731	(26,645)	(52)%	51,376
Emerging & Other	3,353	111,134	NM	(107,781)	14,798	127,623	NM	(112,825)
Corporate	(38,284)	(2,021)	(6)%	(36,263)	(74,391)	519	1%	(74,910)
Total	$(55,473)	$110,667	67%	$(166,140)	$(191,069)	$83,885	31%	$(274,954)

As a percentage of revenue	(5)%			(12)%	(9)%			(10)%
_____________________
NM = Not meaningful
For the three months ended June 30, 2023 compared to the three months ended June 30, 2022
Operating loss decreased $110.7 million to a loss of $55.5 million due primarily to the inclusion in the second quarter of 2022 of a goodwill impairment of $86.7 million at Mosaic Group, an increase in Adjusted EBITDA of $32.8 million, described below, and decreases of $1.9 million in amortization of intangibles and $1.5 million in stock-based compensation expense, partially offset by an increase of $12.2 million in depreciation. The goodwill impairment at Mosaic Group was a result of the projected reduction in future revenue and profits from the business and lower trading multiples of a selected peer group of companies. The decrease in the amortization of intangibles was due primarily to lower expense at Dotdash Meredith's Print segment, Care.com and Angi Inc.'s Services segment due to certain intangible assets becoming fully amortized, partially offset by an increase at Dotdash Meredith's Digital segment as a result of the reclassification of certain acquired capitalized software from depreciable assets to intangible assets in connection with the completion of purchase accounting related to the acquisition of Meredith. The decrease in stock-based compensation expense was due primarily to lower expense at Angi Inc.'s Services segment due to a reduction in headcount. The increase in depreciation was due primarily to capitalized software placed in service after the second quarter of 2022 at Angi Inc. and a $4.2 million write-off of certain leasehold improvements and furniture and equipment at Dotdash Meredith during the second quarter of 2023.
For the six months ended June 30, 2023 compared to the six months ended June 30, 2022

Operating loss decreased $83.9 million to a loss of $191.1 million due primarily to the inclusion in the second quarter of 2022 of a goodwill impairment of $86.7 million at Mosaic Group, an increase in Adjusted EBITDA of $34.2 million, described below, and decreases of $4.5 million in amortization of intangibles and $2.2 million in stock-based compensation expense, partially offset by an increase of $43.2 million in depreciation and income of $0.6 million in 2022 related to an acquisition-related contingent consideration fair value adjustment. The goodwill impairment at Mosaic Group and the decreases in the amortization of intangibles and stock-based compensation expense were due primarily to the factors described above in the three-month discussion. The increase in depreciation was due primarily to the impairment of leasehold improvements and furniture and equipment of $25.3 million at Dotdash Meredith in the first quarter of 2023 related to unoccupied leased space and a $4.2 million write-off of certain leasehold improvements and furniture and equipment during the second quarter of 2023, and an increase in expense at Angi Inc. primarily related to an increase in capitalized software projects placed in service, partially offset by a decrease $11.0 million in depreciation at Dotdash Meredith as a result of the reclassification of certain acquired capitalized software from depreciable assets to intangible assets described above in three-month discussion.
The aggregate carrying value of goodwill for which the most recent estimate of the excess of fair value over carrying value is less than 20% is $153.6 million of goodwill at Mosaic Group. There is one indefinite-lived intangible asset at Dotdash Meredith Digital with a value of approximately $126.0 million for which the excess of fair value over carrying value is less than 20%.
At June 30, 2023, there was $305.3 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 4.3 years.
Adjusted EBITDA

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	$ Change	% Change	2022	2023	$ Change	% Change	2022
	(Dollars in thousands)				(Dollars in thousands)
Dotdash Meredith
Digital	$50,834	$(482)	(1)%	$51,316	$75,237	$(10,879)	(13)%	$86,116
Print	17,410	11,145	178%	6,265	28,744	32,959	NM	(4,215)
Other	(14,152)	4,262	23%	(18,414)	(73,006)	(38,806)	(113)%	(34,200)
Total Dotdash Meredith	54,092	14,925	38%	39,167	30,975	(16,726)	(35)%	47,701
Angi Inc.
Domestic
Ads and Leads	28,155	(14,009)	(33)%	42,164	68,006	(8,483)	(11)%	76,489
Services	1,700	15,613	NM	(13,913)	(468)	32,012	99%	(32,480)
Roofing	(1,294)	1,796	58%	(3,090)	(473)	7,643	94%	(8,116)
Other	(13,109)	1,993	13%	(15,102)	(25,463)	89	—%	(25,552)
Total Domestic	15,452	5,393	54%	10,059	41,602	31,261	302%	10,341
International	2,837	3,207	NM	(370)	7,191	11,012	NM	(3,821)
Total Angi Inc.	18,289	8,600	89%	9,689	48,793	42,273	648%	6,520
Search	13,982	(12,335)	(47)%	26,317	24,773	(26,644)	(52)%	51,417
Emerging & Other	6,309	23,369	NM	(17,060)	21,087	37,231	NM	(16,144)
Corporate	(22,486)	(1,770)	(9)%	(20,716)	(46,319)	(1,909)	(4)%	(44,410)
Total	$70,186	$32,789	88%	$37,397	$79,309	$34,225	76%	$45,084

As a percentage of revenue	6%			3%	4%			2%
For a reconciliation of net (loss) earnings attributable to IAC shareholders to operating loss to Adjusted EBITDA, see "Principles of Financial Reporting." For a reconciliation of operating loss to Adjusted EBITDA for the Company's reportable segments, see "Note 6—Segment Information" to the financial statements included in "Item 1—Consolidated Financial Statements."
For the three months ended June 30, 2023 compared to the three months ended June 30, 2022
•Dotdash Meredith Adjusted EBITDA increased $14.9 million to $54.1 million due to an increase in Adjusted EBITDA of $11.1 million from Print and a decrease in losses of $4.3 million from Other (unallocated corporate costs).

◦The Print Adjusted EBITDA increase was due primarily to a decrease in operating expenses driven by the reduction in the circulation of certain publications and the inclusion in 2022 of $8.9 million of restructuring charges and transaction-related expenses.
◦The Other (unallocated corporate costs) Adjusted EBITDA loss decrease was due primarily to the inclusion in 2022 of $3.8 million of restructuring charges and transaction-related expenses.
See "Note 2—Dotdash Meredith Restructuring Charges and Transaction-Related Expenses" to the financial statements included in "Item 1—Consolidated Financial Statements" for additional information on Dotdash Meredith restructuring charges.
•Angi Inc. Adjusted EBITDA increased $8.6 million to $18.3 million due to increases in Adjusted EBITDA of $15.6 million from Services and $3.2 million from International, and reduced Adjusted EBITDA losses of $2.0 million from Other (unallocated corporate costs) and $1.8 million from Roofing, partially offset by a decrease in Adjusted EBITDA of $14.0 million from Ads and Leads.
◦The Services Adjusted EBITDA increase was due primarily to pricing and fulfillment optimization efforts over the past year and lower operating expenses due to a reduced overall costs base as a result of exiting complex and less profitable offerings.
◦The International Adjusted EBITDA increase was due primarily to increased revenue and lower selling and marketing expense due to more efficient marketing spend.
◦The Other (unallocated corporate costs) Adjusted EBITDA loss decrease was due primarily to lower general and administrative expense.
◦The Roofing Adjusted EBITDA loss decrease was due primarily to lower selling and marketing expense due to more efficient marketing and lower general and administrative expense due to headcount rationalization and a strategic shift of operations to select markets.
◦The Ads and Leads Adjusted EBITDA decrease was due primarily to lower revenue, partially offset by lower selling and marketing expense due to improved marketing efficiency and lower general and administrative expense due to lower compensation costs.
•Search Adjusted EBITDA decreased 47% to $14.0 million due primarily to lower revenue and the decrease in selling and marketing expense.
•Emerging & Other Adjusted EBITDA increased $23.4 million to $6.3 million from a loss of $17.1 million due primarily to the inclusion in the second quarter of 2022 of a $9.8 million charge at Vivian Health related to the sale of equity interests held by certain members of its management and the settlement of certain employee stock-based awards in conjunction with the equity raise in April 2022, the inclusion in the prior year period of expense at Bluecrew, which was sold on November 9, 2022, and higher profits at Care.com and IAC Films.
•Corporate Adjusted EBITDA loss increased $1.8 million to $22.5 million due primarily to increased compensation expense and higher professional fees.
For the six months ended June 30, 2023 compared to the six months ended June 30, 2022
•Dotdash Meredith Adjusted EBITDA decreased $16.7 million to $31.0 million due to an increase in Adjusted EBITDA losses of $38.8 million from Other (unallocated corporate costs) and a decrease in Adjusted EBITDA of $10.9 million from Digital, partially offset by an increase in Adjusted EBITDA of $33.0 million from Print.
◦The Other (unallocated corporate costs) Adjusted EBITDA loss increase was due primarily to an impairment charge of $44.7 million of an ROU asset related to unoccupied lease space recognized in the first quarter of 2023, partially offset by the inclusion in 2022 of $8.0 million of restructuring charges and transaction-related expenses.

◦The Digital Adjusted EBITDA decrease was due primarily to lower revenue and an increase in product development expense described above, partially offset by the inclusion in 2022 of $7.9 million of restructuring charges and transaction-related expenses.
◦The Print Adjusted EBITDA increase was due primarily to a decrease in operating expenses driven by the restructuring activities in the first quarter of 2022 and the inclusion in 2022 of $25.3 million of restructuring charges and transaction-related expenses.
See "Note 2—Dotdash Meredith Restructuring Charges and Transaction-Related Expenses" to the financial statements included in "Item 1—Consolidated Financial Statements" for additional information on Dotdash Meredith restructuring charges.
•Angi Inc. Adjusted EBITDA increased $42.3 million to $48.8 million due to decreases in Adjusted EBITDA losses of $32.0 million from Services and $7.6 million from Roofing, and an increase in Adjusted EBITDA of $11.0 million from International, partially offset by a decrease in Adjusted EBITDA of $8.5 million from Ads and Leads.
◦The Services Adjusted EBITDA loss decrease was due primarily to pricing and fulfillment optimization efforts and lower operating expenses described above in the three-month discussion.
◦The Roofing Adjusted EBITDA loss decrease was due primarily to decreases in selling and marketing and general and administrative expense described above in the three-month discussion.
◦The International Adjusted EBITDA increase was due primarily to lower selling and marketing expense, described above in the three-month discussion.
◦The Ads and Leads Adjusted EBITDA decrease was due primarily to lower revenue, partially offset by lower selling and marketing expense and lower general and administrative expense described above in the three-month discussion.
•Search Adjusted EBITDA decreased 52% to $24.8 million due primarily to lower revenue.
•Emerging & Other Adjusted EBITDA increased $37.2 million to $21.1 million from a loss of $16.1 million due primarily to higher profits at Care.com and Mosaic Group and the sale of Bluecrew, which had losses in the prior year period, and the inclusion in the second quarter of 2022 of a $9.8 million charge at Vivian Health described above in the three-month discussion, partially offset by higher losses at Daily Beast.
•Corporate Adjusted EBITDA loss increased $1.9 million to $46.3 million due primarily to increased compensation expense and higher professional fees.
Interest expense

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	$ Change	% Change	2022	2023	$ Change	% Change	2022
	(Dollars in thousands)
Interest expense	$39,077	$15,560	(66)%	$23,517	$77,249	$31,820	(70)%	$45,429
For the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022
Interest expense in 2023 increased from 2022 due primarily to an increase in interest rates on the Dotdash Meredith Term Loans.

Unrealized (loss) gain on investment in MGM Resorts International ("MGM")

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	$ Change	% Change	2022	2023	$ Change	% Change	2022
	(Dollars in thousands)
Unrealized (loss) gain on investment in MGM Resorts International	$(32,362)	$792,943	96%	$(825,305)	$672,478	$1,685,113	NM	$(1,012,635)
For the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022
The Company's investment in MGM is accounted for as a marketable equity security. The Company recognized an unrealized pre-tax loss and gain on its investment in MGM of $32.4 million and $672.5 million for the three and six months ended June 30, 2023, respectively, and unrealized pre-tax losses of $825.3 million and $1.0 billion for the three and six months ended June 30, 2022, respectively, which were due to changes in the price of MGM as reported on the New York Stock Exchange. As of June 30, 2023, the Company owns approximately 64.7 million shares in MGM.
Other income (expense), net

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in thousands)
Interest income	$17,340	$2,442	$34,270	$3,140
Net realized gain (loss) on sales of businesses, investments and upward (downward) adjustments to the carrying value of equity securities without readily determinable fair values	2,649	(21,635)	1,348	(20,096)
Foreign exchange gains (losses), net	1,572	(4,655)	2,081	(6,229)
Unrealized gain (loss) related to marketable equity securities	1,262	(28,696)	112	5,656
Net periodic pension benefit credit (cost), other than the service cost component(a)	148	(41,829)	(526)	(77,188)
Unrealized (decrease) increase in the estimated fair value of a warrant	(13,672)	4,866	(7,732)	12,851
Other	1,686	82	5,181	(860)
Other income (expense), net	$10,985	$(89,425)	$34,734	$(82,726)

$ Change	$100,410		$117,460
% Change	NM		NM
_____________________
(a)     Includes pre-tax actuarial gains of $0.4 million and $0.2 million for the three and six months ended June 30, 2023, respectively, related to the pension plans in the U.S. and pre-tax actuarial losses of $41.2 million and $78.7 million for the three and six months ended June 30, 2022, respectively, related to the funded pension plans in the U.K. and the U.S. See "Note 7—Pension and Postretirement Benefit Plans" for additional information.

Income tax benefit (provision)

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	$ Change	% Change	2022	2023	$ Change	% Change	2022
	(Dollars in thousands)
Income tax benefit (provision)	$24,297	$(204,691)	(89)%	$228,988	$(115,205)	$(414,657)	NM	$299,452
Effective income tax rate	21%			21%	26%			21%
For further details of income tax matters, see "Note 8—Income Taxes" to the financial statements included in "Item 1. Consolidated Financial Statements."

For the three months ended June 30, 2023 compared to the three months ended June 30, 2022
In 2023, the effective income tax rate is the same as the statutory rate of 21% due primarily to nondeductible compensation expense and foreign income taxed at different statutory rates, offset by research credits, the realization of a capital loss and a change in forecasted rate.
In 2022, the effective income tax rate is the same as the statutory rate of 21% due primarily to state taxes, largely offset by the non-deductible portion of the goodwill impairment at Mosaic Group.
For the six months ended June 30, 2023 compared to the six months ended June 30, 2022
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
Net loss attributable to noncontrolling interests

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	$ Change	% Change	2022	2023	$ Change	% Change	2022
	(Dollars in thousands)
Net loss attributable to noncontrolling interests	$2,585	$(3,684)	(59)%	$6,269	$5,041	$(6,323)	(56)%	$11,364
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
The following table reconciles net (loss) earnings attributable to IAC shareholders to operating loss to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Net (loss) earnings attributable to IAC shareholders	$(89,045)	$(869,130)	$328,730	$(1,104,928)
Add back:
Net loss attributable to noncontrolling interests	(2,585)	(6,269)	(5,041)	(11,364)
Income tax (benefit) provision	(24,297)	(228,988)	115,205	(299,452)
Other (income) expense, net	(10,985)	89,425	(34,734)	82,726
Unrealized loss (gain) on investment in MGM Resorts International	32,362	825,305	(672,478)	1,012,635
Interest expense	39,077	23,517	77,249	45,429
Operating loss	(55,473)	(166,140)	(191,069)	(274,954)
Add back:
Stock-based compensation expense	30,193	31,656	59,134	61,343
Depreciation	41,283	29,052	102,455	59,288
Amortization of intangibles	54,183	56,081	108,789	113,271
Acquisition-related contingent consideration fair value adjustments	—	—	—	(612)
Goodwill impairment	—	86,748	—	86,748
Adjusted EBITDA	$70,186	$37,397	$79,309	$45,084
For a reconciliation of operating income (loss) to Adjusted EBITDA for the Company's reportable segments, see "Note 6—Segment Information" to the financial statements included in "Item 1—Consolidated Financial Statements."

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

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Position

	June 30, 2023	December 31, 2022
	(In thousands)
Angi Inc. cash and cash equivalents:
United States	$360,488	$311,422
All other countries	10,091	9,733
Total Angi Inc. cash and cash equivalents	370,579	321,155

Dotdash Meredith cash and cash equivalents:
United States	245,040	109,000
All other countries	14,355	14,866
Total Dotdash Meredith cash and cash equivalents	259,395	123,866

IAC (excluding Dotdash Meredith and Angi Inc.) cash and cash equivalents and marketable securities:
United States	671,669	939,168
All other countries	25,345	33,201
Total cash and cash equivalents	697,014	972,369
Marketable securities (United States)	115,559	239,373
Total IAC (excluding Dotdash Meredith and Angi Inc.) cash and cash equivalents and marketable securities	812,573	1,211,742

Total cash and cash equivalents and marketable securities	$1,442,547	$1,656,763

Dotdash Meredith Debt:
Dotdash Meredith Term Loan A	$323,750	$332,500
Dotdash Meredith Term Loan B	1,231,250	1,237,500
Total Dotdash Meredith long-term debt	1,555,000	1,570,000
Less: current portion of Dotdash Meredith long-term debt	30,000	30,000
Less: original issue discount	4,890	5,310
Less: unamortized debt issuance costs	9,314	10,215
Total Dotdash Meredith long-term debt, net	1,510,796	1,524,475

ANGI Group Debt:
ANGI Group Senior Notes	500,000	500,000
Less: unamortized debt issuance costs	4,340	4,716
Total ANGI Group long-term debt, net	495,660	495,284

Total long-term debt, net	$2,006,456	$2,019,759
The Company's international cash can be repatriated without significant tax consequences.
For a detailed description of long-term debt, see "Note 4—Long-term Debt" to the financial statements included in "Item 1. Consolidated Financial Statements."

Cash Flow Information
In summary, IAC's cash flows are as follows:

	Six Months Ended June 30,
	2023	2022
	(In thousands)
Net cash provided by (used in):
Operating activities	$128,254	$(7,905)
Investing activities	$(27,200)	$(225,265)
Financing activities	$(193,352)	$(63,792)
Net cash provided by operating activities consists of net earnings adjusted for non-cash items and the effect of changes in working capital. Non-cash adjustments include the unrealized (gains) losses on the investment in MGM, deferred income taxes, amortization of intangibles, depreciation, goodwill impairment, pension and postretirement benefit expense, non-cash lease expense (including ROU impairments), stock-based compensation expense, provision for credit losses, (gains) losses investments in equity securities and sales of businesses, and unrealized decrease (increase) in the estimated fair value of a warrant.
2023
Adjustments to net earnings consist primarily of an unrealized gain on the investment in MGM of $672.5 million and net gains on investments in equity securities and sales of businesses of $1.5 million, partially offset by amortization of intangibles of $108.8 million, depreciation of $102.5 million, deferred income taxes of $101.5 million, non-cash lease expense of $72.5 million, stock-based compensation expense of $59.1 million, provision for credit losses of $48.6 million and an unrealized decrease in the estimated fair value of a warrant of $7.7 million. The decrease from changes in working capital include decreases in accounts payable and other liabilities of $57.5 million and operating lease liabilities of $39.6 million, partially offset by a decrease in other assets of $45.7 million and a decrease in accounts receivable of $30.3 million. The decrease in accounts payable and other liabilities is due primarily to a decrease in accrued employee compensation due primarily to payment of 2022 bonuses in 2023 and restructuring related severance payments at Dotdash Meredith. The decrease in operating lease liabilities is due to cash payments on leases net of interest accretion. The decrease in other assets is due, in part, to a decrease in prepaid hosting services at Angi Inc., Dotdash Meredith and Corporate. The decrease in accounts receivable is due primarily to a decrease in revenue relative to the fourth quarter of 2022 at Dotdash Meredith and a decrease at Care.com due to timing of cash receipts, partially offset by an increase at Angi Inc. due to timing of cash receipts.
Net cash used in investing activities includes $197.0 million for the purchases of marketable debt securities, capital expenditures of $108.1 million, primarily related to payment of approximately $80 million for the acquisition of the formerly leased land under IAC's New York City headquarters building as well as investments of $20.7 million in capitalized software at Angi Inc. to support its products and services, and $103.6 million for the purchase of additional shares of Turo, partially offset by maturities of marketable debt securities of $325.0 million, proceeds from the sales of assets of $28.9 million, including $28.2 million related to the sale of a building at Dotdash Meredith, a decrease in notes receivable of $14.2 million and net proceeds from the sale of businesses and investments of $3.5 million.
Net cash used in financing activities includes the repurchase of 3.2 million shares of IAC common stock, on a settlement date basis, for $165.6 million at an average price of $51.00 per share, principal payments on Dotdash Meredith Term Loan A and Dotdash Meredith Term Loan B of $15.0 million, withholding taxes paid on behalf of IAC employees, excluding Angi Inc., for stock-based awards that were net settled of $5.3 million, withholding taxes paid on behalf of Angi Inc. employees for stock-based awards that were net settled of $4.1 million, the repurchase of 1.1 million shares of Angi Inc. Class A common stock, on a settlement date basis, for $3.4 million at an average price of $3.22 per share.

2022
Adjustments to net loss consist primarily of an unrealized loss on the investment in MGM of $1.0 billion, amortization of intangibles of $113.3 million, goodwill impairment of $86.7 million, pension and postretirement benefit expense of $79.1 million, stock-based compensation expense of $61.3 million, depreciation of $59.3 million, provision for credit losses of $51.7 million and non-cash lease expense of $28.8 million and net losses on investments in equity securities and sales of businesses of $14.4 million, partially offset by deferred income taxes of $306.4 million and an unrealized increase in the estimated fair value of a warrant of $12.9 million. The decrease from changes in working capital include decreases in accounts payable and other liabilities of $73.0 million and operating lease liabilities of $32.1 million, partially offset by an increase in deferred revenue of $10.0 million. The decrease in accounts payable and other liabilities is due, in part, to a decrease in accrued traffic acquisition costs and related payables at Search, a decrease in accrued employee compensation due, in part, to the payment of 2021 bonuses in 2022, and a decrease in accounts payable at Dotdash Meredith due primarily to timing of payments and lower spend due to the discontinuation of certain print publications, partially offset by an increase in restructuring charges at Dotdash Meredith. The decrease in operating lease liabilities is due to cash payments on leases net of interest accretion. The increase in deferred revenue is due primarily to the growth in subscription sales at Care.com and an increase in customer deposits for Angi Services at Angi Inc.
Net cash used in investing activities includes $202.5 million for the purchase of an additional 4.5 million shares of MGM and capital expenditures of $73.6 million primarily related to investments of $57.7 million in capitalized software at Angi Inc. to support its products and services, partially offset by net proceeds from the sale of businesses and investments of $27.9 million and a decrease in notes receivable of $19.1 million.
Net cash used in financing activities includes the repurchase of 0.7 million shares of IAC common stock, on a settlement date basis, for $59.1 million at an average price of $80.38 per share, withholding taxes paid on behalf of IAC employees, excluding Angi Inc., for stock-based awards that were net settled of $16.0 million, principal payments on Dotdash Meredith Term Loan A and Dotdash Meredith Term Loan B of $15.0 million, the repurchase of 1.0 million shares of Angi Inc. Class A common stock, on a settlement date basis, for $8.1 million at an average price of $7.80 per share and withholding taxes paid on behalf of Angi Inc. employees for stock-based awards that were net settled of $3.5 million, partially offset by proceeds from the issuance of Vivian Health preferred shares, net of fees of $34.7 million.
Liquidity and Capital Resources
Financing Arrangements
In March 2023, Dotdash Meredith entered into interest rate swaps for a total notional amount of $350 million with a maturity date of April 1, 2027 to manage interest rate risk exposure. Dotdash Meredith designated the interest rate swaps as cash flow hedges and applies hedge accounting to these contracts. The interest rate swaps synthetically converted $350 million of the Dotdash Meredith Term Loan B for the duration of the interest rate swaps to a fixed rate of approximately 7.92% ((i) the weighted average fixed interest rate of approximately 3.82% on the interest rate swaps plus (ii) the adjustment to the secured overnight financing rate of 0.10% plus (iii) the base rate of 4.00%), beginning on April 3, 2023.
For a detailed description of long-term debt and interest rate swaps, see "Note 1—The Company and Summary of Significant Accounting Policies" and "Note 4—Long-term Debt" to the financial statements included in "Item 1—Consolidated Financial Statements."

Investment in MGM
At June 30, 2023, the Company owns 64.7 million shares of MGM, including 4.5 million shares purchased in the first quarter of 2022 for $202.5 million, representing a 18.3% ownership.
Investment in Turo
In April 2023, the Company purchased additional shares of Turo for $103.6 million. At June 30, 2023, IAC's aggregate percentage ownership in Turo is approximately 30%.
Share Repurchase Authorizations and Activity
During the six months ended June 30, 2023, IAC repurchased 3.2 million shares of its common stock, on a trade date basis, at an average price of $51.00 per share, or $165.6 million in aggregate. At August 4, 2023, IAC had 3.7 million shares remaining in its share repurchase authorization.
During the six months ended June 30, 2023, Angi Inc. repurchased 1.1 million shares of its common stock, on a trade date basis, at an average price of $3.22 per share, or $3.4 million in aggregate. At August 4, 2023 Angi Inc. had 14.0 million shares remaining in its share repurchase authorization.
IAC and Angi Inc. may purchase their shares over an indefinite period of time on the open market and in privately negotiated transactions, depending on those factors management deems relevant at any particular time, including, without limitation, market conditions, price and future outlook.
Outstanding Stock-based Awards
IAC and Angi Inc. may settle stock options, stock settled stock appreciation rights, restricted stock units ("RSUs") and restricted stock on a gross or a net basis based upon factors deemed relevant by management at the time. To the extent that equity awards are settled on a net basis, the holders of the awards receive shares of IAC or Angi Inc., as applicable, with a value equal to the fair value of the award on the vest date for RSUs and restricted stock and with a value equal to the intrinsic value of the award upon exercise for stock options or stock settled appreciation rights less, in each case, an amount equal to the required cash tax withholding payment, which will be paid by IAC or Angi Inc., as applicable, on the employee's behalf. All awards are being settled currently on a net basis.

The following table summarizes (i) the aggregate intrinsic value of IAC and Angi Inc. non-publicly traded subsidiary denominated stock settled stock appreciation rights, IAC options, Angi Inc. stock settled stock appreciation rights, and Angi Inc. options and (ii) the aggregate fair value (based on stock prices as of August 4, 2023) of IAC and Angi Inc. RSUs and IAC restricted stock outstanding as of that date; assuming these awards were net settled on that date, the withholding taxes that would be paid by IAC and Angi Inc. on behalf of employees upon exercise or vesting that would be payable (assuming these equity awards are net settled with a 50% tax rate) and the shares that would have been issued are as follows:

	Aggregate intrinsic value / fair value of awards outstanding	Estimated withholding taxes payable on vested shares and shares that will vest by June 30, 2024	Estimated withholding taxes payable on shares that will vest after June 30, 2024	Estimated IAC shares to be issued
	(In thousands)
IAC
Stock settled stock appreciation rights denominated in shares of certain non-publicly traded IAC subsidiaries other than Angi Inc. subsidiaries (a)	$26,354	$10,214	$2,963	201
IAC denominated stock options (b)	142,718	71,359	—	1,089
IAC RSUs (c)	111,687	3,431	50,684	879
IAC restricted stock (d)	—	—	—	—
Total IAC outstanding employee stock-based awards	280,759	85,004	53,647	2,169

Angi Inc.
Angi Inc. RSUs	95,024	14,250	31,733
Angi Inc. stock appreciation rights	357	178	—	See footnote (f) below
Other Angi Inc. equity awards (a)(e)	4,352	1,619	556	See footnote (f) below
Total Angi Inc. outstanding employee stock-based awards	99,733	16,047	32,289
Total outstanding employee stock-based awards	$380,492	$101,051	$85,936
_____________________
(a)    The number of shares ultimately needed to settle these awards and the cash withholding tax obligation may vary significantly as a result of the determination of the fair value of the relevant subsidiary at the time of exercise. In addition, the number of shares required to settle these awards will be impacted by movement in the stock price of IAC and Angi Inc.
(b)    The Company has the discretion to settle these awards net of withholding tax and exercise price (which is represented in the table above) or settle on a gross basis and require award holders to pay related withholding taxes, which he or she may do by selling shares of IAC common stock upon exercise. Assuming all IAC stock options outstanding on August 4, 2023 were settled on a gross basis (i.e., through the issuance of a number of shares of IAC common stock equal to the number of stock options exercised), the Company would have issued 2.8 million shares of IAC common stock and would have received $39.0 million in cash proceeds.
(c)    Approximately 65% of the estimated withholding taxes payable upon the vesting of RSUs scheduled to vest after June 30, 2024 is related to RSUs that are scheduled to cliff vest in 2025 (the five-year anniversary of the grant date), subject to continued employment through the vesting date.
(d)    On November 5, 2020, the Company granted 3.0 million shares of IAC restricted common stock to its CEO, that cliff vest on the ten-year anniversary of the grant date based on satisfaction of IAC's stock price targets and subject to continued employment through the vesting date. As of the date of this report, the price per share of IAC common stock was below the minimum price threshold to earn the award.
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
Contractual Obligations
At June 30, 2023, there have been no material changes to the Company's contractual obligations since the disclosures for the year ended December 31, 2022, included in the Company's Annual Report on Form 10-K.

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
Liquidity Assessment
On a consolidated basis, the Company generated positive cash flows from operating activities of $128.3 million for the six months ended June 30, 2023; excluding the positive cash flows from operating activities of $77.8 million generated by Angi Inc. and negative cash flows from operating activities of $34.1 million generated by Dotdash Meredith, the Company generated positive cash flows from operating activities of $84.6 million.
At June 30, 2023, the Company's consolidated cash, cash equivalents and marketable securities, excluding MGM, were $1.4 billion, of which $370.6 million and $259.4 million was held by Angi Inc. and Dotdash Meredith, respectively. The Company's consolidated debt includes approximately $1.6 billion, which is a liability of Dotdash Meredith, Inc., and $500.0 million, which is a liability of ANGI Group, a subsidiary of Angi Inc. The Dotdash Meredith Credit Agreement contains covenants that would limit Dotdash Meredith’s ability to pay dividends, incur incremental secured indebtedness, or make distributions or certain investments in the event a default has occurred or if Dotdash Meredith’s consolidated net leverage ratio, as defined in the Dotdash Meredith Credit Agreement, exceeds 4.0 to 1.0; this ratio was exceeded for the test period ended June 30, 2023. The Dotdash Meredith Credit Agreement also permits the Company to, among other things, contribute cash to Dotdash Meredith, which will provide additional liquidity to ensure that Dotdash Meredith does not exceed certain consolidated net leverage ratios for any test period, as further defined in the Dotdash Meredith Credit Agreement. In connection with these capital contributions, Dotdash Meredith may make distributions to IAC in amounts not more than any such capital contributions, provided that no default has occurred and is continuing. Such capital contributions and subsequent distributions impact the consolidated net leverage ratios of Dotdash Meredith. The Company contributed $145.0 million and $135.0 million to Dotdash Meredith in June 2023 and March 2023, respectively, which Dotdash Meredith subsequently distributed back to the Company $130.0 million, $15.0 million and $135.0 million in July, June and April 2023, respectively. Angi Inc. is an independent public company with its own public shareholders and board of directors and has no obligation to provide the Company with funds. As a result, the Company cannot freely access the cash of Angi Inc. and its subsidiaries.
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
At June 30, 2023, the Company owns 64.7 million shares of MGM. For the three and six months ended June 30, 2023, the Company recognized an unrealized pre-tax loss and gain of $32.4 million and $672.5 million on its investment in MGM, respectively. For the three and six months ended June 30, 2022, the Company recorded unrealized pre-tax losses on its investment in MGM of $825.3 million and $1.0 billion, respectively.
The cumulative unrealized net pre-tax gain at June 30, 2023 is $1.6 billion. At June 30, 2023 and December 31, 2022, the carrying value of the Company's investment in MGM, which includes the cumulative unrealized pre-tax gains, was $2.8 billion and $2.2 billion, or approximately 27% and 21% of the Company's consolidated total assets, respectively. A $2.00 increase or decrease in the share price of MGM would result in an unrealized gain or loss, respectively, of $129.4 million. At August 4, 2023, the fair value of the Company's investment in MGM was $2.9 billion. The Company's results of operations and financial condition have in the past been and may in the future be materially impacted by increases or decreases in the price of MGM common shares, which are traded on the New York Stock Exchange.
Interest Rate Risk
At June 30, 2023, the principal amount of the Company's outstanding debt totals $2.1 billion, of which $1.6 billion is the Dotdash Meredith Term Loans, which bear interest at a variable rate, and $500.0 million is the ANGI Group Senior Notes, which bear interest at a fixed rate.
In March 2023, Dotdash Meredith entered into interest rate swaps for a total notional amount of $350 million, which synthetically converted a portion of the Dotdash Meredith Term Loan B from floating rate to fixed rate to manage interest rate risk exposure beginning on April 3, 2023 and applies hedge accounting to these contracts. See "Note 1—The Company and Summary of Significant Accounting Policies" and "Note 4—Long-term Debt" to the financial statements included in "Item 1—Consolidated Financial Statements" for more information. The fair value of the interest rate swaps is estimated based on discounted cash flows Dotdash Meredith would pay or receive to terminate the swap agreements. Dotdash Meredith intends to continue to meet the conditions for hedge accounting, however, if these interest rate swaps were not highly effective in offsetting cash flows attributable to the hedged risk, the changes in the fair value of the interest rate swaps used as hedges could have a significant impact on future results of operations.
During the six months ended June 30, 2023, Adjusted Term SOFR for the Dotdash Meredith Term Loans increased an average of approximately 110 basis points relative to December 31, 2022. As a result of the increase in Adjusted Term SOFR during the six months ended June 30, 2023, the interest expense on Dotdash Meredith Term Loans, net of $1.0 million realized gains related to the $350 million in notional amount of interest rate swaps, was $4.9 million higher as compared to what interest expense would have been if the Adjusted Term SOFR been unchanged during 2023. At June 30, 2023, the outstanding balance of $1.23 billion related to the Dotdash Meredith Term Loan B bore interest at Adjusted SOFR, subject to a minimum of 0.50%, plus 4.00%, or 9.26%, and the outstanding balance of $323.8 million related to the Dotdash Meredith Term Loan A bore interest at Adjusted Term SOFR plus 2.25%, or 7.24%. If Adjusted Term SOFR were to increase or decrease by 100 basis points, the annual interest expense on the Dotdash Meredith Term Loans, net of the impact related to the $350 million in notional amount of interest rate swaps, would increase or decrease by $12.1 million.
If market rates decline relative to interest rates on the ANGI Group Senior Notes, the Company runs the risk that the related required interest payments will exceed those based on market rates. A 100-basis point increase or decrease in the level of interest rates would, respectively, decrease or increase the fair value of the fixed-rate debt by $21.9 million. Such potential increase or decrease in fair value is based on certain simplifying assumptions, including an immediate increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period, nor changes in the credit profile.

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
During the quarter ended June 30, 2023, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Shareholder Litigation Arising Out of the MTCH Separation
This shareholder class action and derivative lawsuit pending in Delaware state court is described in detail under the captions Part I-Item 3-Legal Proceedings of our annual report on Form 10-K for the fiscal year ended December 31, 2022 (page 34). See David Newman v. IAC/InterActiveCorp et al., No. 2020-0505 (Delaware Chancery Court), and Construction Industry & Laborers Joint Pension Trust for Southern Nevada Plan A v. IAC/InterActiveCorp et al. (Delaware Chancery Court), which have been consolidated under the caption In re Match Group, Inc. Derivative Litigation, No. 2020-0505. This lawsuit alleges that the terms of the MTCH Separation (as defined on page 31 of this quarterly report) are unfair to the former Match Group public shareholders and unduly beneficial to IAC as a result of undue influence by IAC and Mr. Diller over the then Match Group directors who unanimously approved the transaction and asserts a variety of direct and derivative claims. As previously reported, the court dismissed the action in September 2022, and the plaintiffs appealed. On May 30, 2023, after hearing oral argument on the appeal, the Delaware Supreme Court issued an order directing the parties to submit supplemental briefing concerning the correct legal standard governing judicial review of the MTCH Separation. On July 12, 2023, IAC submitted its opening brief pursuant to the court’s order. IAC believes that the allegations in this litigation are without merit and will continue to defend vigorously against them.

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
Certain of these and other risks and uncertainties are discussed in our filings with the SEC, including under the captions Part I-Item 1A-Risk Factors of our annual report on 10-K for the fiscal year ended December 31, 2022 and Part II-Item 1A-Risk Factors of our quarterly report on Form 10-Q for the quarter ended March 31, 2023. Other unknown or unpredictable factors that could also adversely affect IAC's business, financial condition and operating results may arise from time to time. In light of these risks and uncertainties, the forward-looking statements discussed in this quarterly report may not prove to be accurate. Accordingly, you should not place undue reliance on these forward-looking statements, which only reflect the views of IAC management as of the date of this quarterly report. IAC does not undertake to update these forward-looking statements.
Risk Factors
In addition to the other information set forth in this quarterly report, you should carefully consider the risk factors discussed under the captions Part I-Item 1A-Risk Factors of our annual report on Form 10-K for the fiscal year ended December 31, 2022 and Part II-Item 1A-Risk Factors of our quarterly report on Form 10-Q for the quarter ended March 31, 2023, any or all of which could materially and adversely affect IAC's business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect IAC's business, financial condition and/or operating results.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
The Company did not issue or sell any shares of its common stock or any other equity securities pursuant to unregistered transactions during the quarter ended June 30, 2023.
Issuer Purchases of Equity Securities
The following table sets forth purchases by the Company of shares of IAC common stock during the quarter ended June 30, 2023:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs (2)
April 2023	999,402	$49.81	999,402	4,159,092
May 2023	472,400	$52.88	472,400	3,686,692
June 2023	—	$—	—	3,686,692
Total	1,471,802	$50.80	1,471,802	3,686,692
_____________________
(1) Reflects repurchases of IAC common stock made pursuant to the Company’s previously announced June 2020 repurchase authorization (the "Repurchase Authorization").
(2) Represents the total number of shares of IAC common stock that remained available for repurchase as of June 30, 2023 under the Repurchase Authorization.
IAC may purchase shares of IAC common stock pursuant to the Repurchase Authorization over an indefinite period of time in the open market and in privately negotiated transactions, depending on those factors IAC management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.

Item 5. Other Information
Rule 10b5-1 Trading Plans
During the quarter ended June 30, 2023, none of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading plan or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S‑K).

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

Dated:	August 8, 2023
IAC INC.

		By:	/s/ CHRISTOPHER HALPIN
Christopher Halpin
Executive Vice President, Chief Financial Officer and Chief Operating Officer

Signature	Title	Date
/s/ CHRISTOPHER HALPIN	Executive Vice President, Chief Financial Officer and Chief Operating Officer	August 8, 2023
Christopher Halpin