Form 10-Q
period 2023-09-30
IAC Inc.
filed 2023-11-07
CIK 1800227

As filed with the Securities and Exchange Commission on November 7, 2023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of November 3, 2023, the following shares of the registrant's common stock were outstanding:

Common Stock	80,061,822
Class B common stock	5,789,499
Total	85,851,321

PART I
FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements
IAC INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	September 30, 2023	December 31, 2022
	(In thousands, except par value amounts)
ASSETS
Cash and cash equivalents	$1,252,212	$1,417,390
Marketable securities	173,717	239,373
Accounts receivable, net	519,286	607,809
Other current assets	266,832	296,563
Total current assets	2,212,047	2,561,135

Capitalized software, equipment, buildings, land and leasehold improvements, net	478,260	510,614
Goodwill	3,021,687	3,030,168
Intangible assets, net of accumulated amortization	1,000,001	1,170,041
Investment in MGM Resorts International	2,379,240	2,170,182
Long-term investments	432,338	325,721
Other non-current assets	494,599	625,774
TOTAL ASSETS	$10,018,172	$10,393,635

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Current portion of long-term debt	$30,000	$30,000
Accounts payable, trade	143,708	133,105
Deferred revenue	165,807	157,124
Accrued expenses and other current liabilities	683,696	759,759
Total current liabilities	1,023,211	1,079,988

Long-term debt, net	1,999,805	2,019,759
Deferred income taxes	60,627	76,276
Other long-term liabilities	488,632	617,843

Redeemable noncontrolling interests	33,408	27,235

Commitments and contingencies

SHAREHOLDERS' EQUITY:
Common Stock, $0.0001 par value; authorized 1,600,000 shares; 84,408 and 84,184 shares issued and 80,058 and 83,083 shares outstanding at September 30, 2023 and December 31, 2022, respectively	8	8
Class B common stock, $0.0001 par value; authorized 400,000 shares; 5,789 shares issued and outstanding at September 30, 2023 and December 31, 2022	1	1
Additional paid-in-capital	6,326,651	6,295,080
Accumulated deficit	(326,827)	(265,019)
Accumulated other comprehensive loss	(6,579)	(13,133)
Treasury stock, 4,350 and 1,101 shares at September 30, 2023 and December 31, 2022, respectively	(252,469)	(85,323)
Total IAC shareholders' equity	5,740,785	5,931,614
Noncontrolling interests	671,704	640,920
Total shareholders' equity	6,412,489	6,572,534
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$10,018,172	$10,393,635
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands, except per share data)
Revenue	$1,111,341	$1,300,901	$3,307,201	$3,988,827
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	342,353	451,245	1,038,360	1,495,355
Selling and marketing expense	407,355	486,832	1,224,606	1,482,769
General and administrative expense	210,507	263,733	701,749	762,063
Product development expense	79,714	75,427	250,899	240,623
Depreciation	33,776	27,567	136,231	86,855
Amortization of intangibles	61,373	120,777	170,162	234,048
Goodwill impairment	9,000	—	9,000	86,748
Total operating costs and expenses	1,144,078	1,425,581	3,531,007	4,388,461
Operating loss	(32,737)	(124,680)	(223,806)	(399,634)
Interest expense	(40,157)	(29,433)	(117,406)	(74,862)
Unrealized (loss) gain on investment in MGM Resorts International	(463,421)	42,523	209,057	(970,112)
Other income (expense), net	25,455	19,678	60,189	(63,048)
Loss before income taxes	(510,860)	(91,912)	(71,966)	(1,507,656)
Income tax benefit	118,838	26,065	3,633	325,517
Net loss	(392,022)	(65,847)	(68,333)	(1,182,139)
Net loss attributable to noncontrolling interests	1,484	2,024	6,525	13,388
Net loss attributable to IAC shareholders	$(390,538)	$(63,823)	$(61,808)	$(1,168,751)

Per share information attributable to IAC common stock and Class B common stock shareholders:
Basic loss per share	$(4.72)	$(0.74)	$(0.74)	$(13.51)
Diluted loss per share	$(4.72)	$(0.74)	$(0.74)	$(13.51)

Stock-based compensation expense by function:
Cost of revenue	$553	$(31)	$1,105	$23
Selling and marketing expense	2,552	2,315	6,493	6,264
General and administrative expense	22,849	24,860	69,733	74,791
Product development expense	3,008	3,973	10,765	11,382
Total stock-based compensation expense	$28,962	$31,117	$88,096	$92,460
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Net loss	$(392,022)	$(65,847)	$(68,333)	$(1,182,139)
Other comprehensive (loss) income, net of income taxes:
Change in foreign currency translation adjustment	(2,987)	(18,173)	418	(36,266)
Change in unrealized gains and losses on available-for-sale marketable debt securities	—	—	(37)	—
Change in net unrealized gains on interest rate swaps	2,855	—	6,207	—
Total other comprehensive (loss) income, net of income taxes	(132)	(18,173)	6,588	(36,266)
Comprehensive loss, net of income taxes	(392,154)	(84,020)	(61,745)	(1,218,405)
Components of comprehensive loss (income) attributable to noncontrolling interests:
Net loss attributable to noncontrolling interests	1,484	2,024	6,525	13,388
Change in foreign currency translation adjustment attributable to noncontrolling interests	457	1,061	(36)	1,904
Comprehensive loss attributable to noncontrolling interests	1,941	3,085	6,489	15,292
Comprehensive loss attributable to IAC shareholders	$(390,213)	$(80,935)	$(55,256)	$(1,203,113)
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Three and nine months ended September 30, 2023
(Unaudited)

	Redeemable Noncontrolling Interests	Common Stock, $0.0001 par value		Class B common stock, $0.0001 par value		Additional Paid-in-Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock	Total IAC Shareholders' Equity	Noncontrolling Interests	Total Shareholders' Equity
		$	Shares	$	Shares
		(In thousands)
Balance at June 30, 2023	$34,778	$8	84,360	$1	5,789	$6,312,394	$63,711	$(6,904)	$(252,502)	$6,116,708	$660,794	$6,777,502
Net loss	(476)	—	—	—	—	—	(390,538)	—	—	(390,538)	(1,008)	(391,546)
Other comprehensive income (loss), net of income taxes	—	—	—	—	—	—	—	325	—	325	(457)	(132)
Stock-based compensation expense	—	—	—	—	—	18,221	—	—	—	18,221	12,104	30,325
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	—	48	—	—	(3,083)	—	—	—	(3,083)	—	(3,083)
Issuance of Angi Inc. common stock pursuant to stock-based awards, net of withholding taxes	—	—	—	—	—	(2,540)	—	—	—	(2,540)	1,298	(1,242)
Purchase of IAC treasury stock, net of excise tax on share issuances	—	—	—	—	—	—	—	—	33	33	—	33
Adjustment of noncontrolling interests to fair value	(650)	—	—	—	—	650	—	—	—	650	—	650
Adjustment to the liquidation value of Vivian Health preferred shares	—	—	—	—	—	1,027	—	—	—	1,027	(1,027)	—
Other	(244)	—	—	—	—	(18)	—	—	—	(18)	—	(18)
Balance at September 30, 2023	$33,408	$8	84,408	$1	5,789	$6,326,651	$(326,827)	$(6,579)	$(252,469)	$5,740,785	$671,704	$6,412,489

Balance at December 31, 2022	$27,235	$8	84,184	$1	5,789	$6,295,080	$(265,019)	$(13,133)	$(85,323)	$5,931,614	$640,920	$6,572,534
Net loss	(1,018)	—	—	—	—	—	(61,808)	—	—	(61,808)	(5,507)	(67,315)
Other comprehensive income, net of income taxes	—	—	—	—	—	—	—	6,552	—	6,552	36	6,588
Stock-based compensation expense	—	—	—	—	—	54,348	—	—	—	54,348	37,242	91,590
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	—	224	—	—	(7,658)	—	—	—	(7,658)	—	(7,658)
Issuance of Angi Inc. common stock pursuant to stock-based awards, net of withholding taxes	—	—	—	—	—	(9,114)	—	2	—	(9,112)	3,757	(5,355)
Purchase of IAC treasury stock, net of excise tax on share issuances	—	—	—	—	—	—	—	—	(167,146)	(167,146)	—	(167,146)
Purchase of Angi Inc. treasury stock	—	—	—	—	—	(3,397)	—	—	—	(3,397)	—	(3,397)
Adjustment of noncontrolling interests to fair value	7,439	—	—	—	—	(7,439)	—	—	—	(7,439)	—	(7,439)
Adjustment to the liquidation value of Vivian Health preferred shares	—	—	—	—	—	4,716	—	—	—	4,716	(4,716)	—
Other	(248)	—	—	—	—	115	—	—	—	115	(28)	87
Balance at September 30, 2023	$33,408	$8	84,408	$1	5,789	$6,326,651	$(326,827)	$(6,579)	$(252,469)	$5,740,785	$671,704	$6,412,489

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Three and nine months ended September 30, 2022
(Unaudited)

	Redeemable Noncontrolling Interests	Common Stock, $0.0001 par value		Class B common stock, $0.0001 par value		Additional Paid-in-Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total IAC Shareholders' Equity	Noncontrolling Interests	Total Shareholders' Equity
		$	Shares	$	Shares
		(In thousands)
Balance at June 30, 2022	$27,408	$8	84,132	$1	5,789	$6,261,929	$(199,777)	$(12,852)	$(59,079)	$5,990,230	$634,933	$6,625,163
Net income (loss)	740	—	—	—	—	—	(63,823)	—	—	(63,823)	(2,764)	(66,587)
Other comprehensive loss	—	—	—	—	—	—	—	(17,112)	—	(17,112)	(1,061)	(18,173)
Stock-based compensation expense	—	—	—	—	—	18,741	—	—	—	18,741	13,304	32,045
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	—	23	—	—	(1,155)	—	—	—	(1,155)	—	(1,155)
Issuance of Angi Inc. common stock pursuant to stock-based awards, net of withholding taxes	—	—	—	—	—	(3,690)	—	4	—	(3,686)	1,566	(2,120)
Purchase of IAC treasury stock	—	—	—	—	—	—	—	—	(26,244)	(26,244)	—	(26,244)
Adjustment of noncontrolling interests to fair value	4,856	—	—	—	—	(4,856)	—	—	—	(4,856)	—	(4,856)
Adjustment to Vivian Health preferred shares to liquidation value	—	—	—	—	—	3,854	—	—	—	3,854	(3,854)	—
Adjustment to noncontrolling interests resulting from the reorganization of a foreign subsidiary	—	—	—	—	—	7,835	—	—	—	7,835	(7,835)	—
Other	(619)	—	—	—	—	32	—	—	—	32	(2)	30
Balance at September 30, 2022	$32,385	$8	84,155	$1	5,789	$6,282,690	$(263,600)	$(29,960)	$(85,323)	$5,903,816	$634,287	$6,538,103

Balance at December 31, 2021	$18,741	$8	83,922	$1	5,789	$6,265,669	$905,151	$4,397	$—	$7,175,226	$573,734	$7,748,960
Net loss	(1,647)	—	—	—	—	—	(1,168,751)	—	—	(1,168,751)	(11,741)	(1,180,492)
Other comprehensive loss	—	—	—	—	—	—	—	(34,362)	—	(34,362)	(1,904)	(36,266)
Stock-based compensation expense	—	—	—	—	—	53,682	—	—	—	53,682	40,971	94,653
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	—	233	—	—	(15,965)	—	—	—	(15,965)	—	(15,965)
Issuance of Angi Inc. common stock pursuant to stock-based awards, net of withholding taxes	—	—	—	—	—	(7,792)	—	5	—	(7,787)	1,744	(6,043)
Purchase of IAC treasury stock	—	—	—	—	—	—	—	—	(85,323)	(85,323)	—	(85,323)
Purchase of Angi Inc. treasury stock	—	—	—	—	—	(8,144)	—	—	—	(8,144)	—	(8,144)
Distribution to and purchase of noncontrolling interests	(1,179)	—	—	—	—	—	—	—	—	—	—	—
Adjustment of noncontrolling interests to fair value	28,897	—	—	—	—	(28,897)	—	—	—	(28,897)	—	(28,897)
Issuance of Vivian Health preferred shares, net of fees, and the reclassification and creation of noncontrolling interest and subsequent adjustment to liquidation value	(11,782)	—	—	—	—	15,380	—	—	—	15,380	39,320	54,700
Adjustment to noncontrolling interests resulting from the reorganization of a foreign subsidiary	—	—	—	—	—	7,835	—	—	—	7,835	(7,835)	—
Other	(645)	—	—	—	—	922	—	—	—	922	(2)	920
Balance at September 30, 2022	$32,385	$8	84,155	$1	5,789	$6,282,690	$(263,600)	$(29,960)	$(85,323)	$5,903,816	$634,287	$6,538,103

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
	(In thousands)
Cash flows from operating activities:
Net loss	$(68,333)	$(1,182,139)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of intangibles	170,162	234,048
Depreciation	136,231	86,855
Stock-based compensation expense	88,096	92,460
Non-cash lease expense (including right-of-use asset impairments)	85,647	56,879
Provision for credit losses	71,294	87,657
Goodwill impairment	9,000	86,748
Unrealized decrease (increase) in the estimated fair value of a warrant	1,274	(21,318)
Unrealized (gain) loss on investment in MGM Resorts International	(209,057)	970,112
Deferred income taxes	(17,583)	(333,202)
(Gains) losses on investments in equity securities and sales of businesses, net	(2,521)	8,051
Pension and postretirement benefit (credit) cost	(53)	78,088
Other adjustments, net	(7,468)	19,423
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	7,122	4,734
Other assets	10,017	261
Operating lease liabilities	(56,440)	(48,302)
Accounts payable and other liabilities	(82,745)	(238,927)
Income taxes payable and receivable	(687)	(3,696)
Deferred revenue	8,688	199
Net cash provided by (used in) operating activities	142,644	(102,069)
Cash flows from investing activities:
Capital expenditures	(126,558)	(112,840)
Proceeds from sales of assets	28,973	224
Proceeds from maturities of marketable debt securities	387,500	—
Purchases of marketable debt securities	(320,110)	—
Purchases of investments	(103,555)	(3,036)
Net proceeds from the sales of businesses and investments	9,186	41,272
Purchases of investment in MGM Resorts International	—	(244,256)
Decrease in notes receivable	11,297	19,497
Other, net	9,902	4,991
Net cash used in investing activities	(103,365)	(294,148)
Cash flows from financing activities:
Principal payments on Dotdash Meredith Term Loans	(22,500)	(22,500)
Debt issuance costs	—	(785)
Withholding taxes paid on behalf of IAC employees on net settled stock-based awards	(8,336)	(17,058)
Withholding taxes paid on behalf of Angi Inc. employees on net settled stock-based awards	(4,780)	(5,587)
Purchases of IAC treasury stock	(165,622)	(85,323)
Purchases of Angi Inc. treasury stock	(3,397)	(8,144)
Proceeds from the issuance of Vivian Health preferred shares, net of fees	—	34,700
Purchase of noncontrolling interests	—	(1,179)
Other, net	37	5,213
Net cash used in financing activities	(204,598)	(100,663)
Total cash used	(165,319)	(496,880)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	48	(7,913)
Net decrease in cash and cash equivalents and restricted cash	(165,271)	(504,793)
Cash and cash equivalents and restricted cash at beginning of period	1,426,069	2,121,864
Cash and cash equivalents and restricted cash at end of period	$1,260,798	$1,617,071
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

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Interest Rate Swaps
In March 2023, Dotdash Meredith entered into interest rate swaps for a total notional amount of $350 million, which synthetically converted a portion of the Dotdash Meredith Term Loan B from a variable rate to a fixed rate to manage interest rate risk exposure beginning on April 3, 2023. Dotdash Meredith designated the interest rate swaps as cash flow hedges and applies hedge accounting to these contracts in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification 815, Derivatives and Hedging. As cash flow hedges, the interest rate swaps are recognized at fair value on the balance sheet as either assets or liabilities, with the changes in fair value recorded in "Accumulated other comprehensive loss" in the balance sheet and reclassified into “Interest expense” in the statement of operations in the periods in which the interest rate swaps affect earnings. Dotdash Meredith assessed hedge effectiveness at the time of entering into these agreements and determined these interest rate swaps are expected to be highly effective. Dotdash Meredith evaluates the hedge effectiveness of the interest rate swaps quarterly, or more frequently, if necessary, by verifying (i) that the critical terms of the interest rate swaps continue to match the critical terms of the hedged interest payments and (ii) that it is probable the counterparties will not default. If the two requirements are met, the interest rate swaps are determined to be effective and all changes in the fair value of the interest rate swaps are recorded in "Accumulated other comprehensive loss." The cash flows related to interest settlements of the hedged monthly interest payments are classified as operating activities in the statement of cash flows, consistent with the interest expense on the related Dotdash Meredith Term Loan B. See "Note 3—Long-term Debt" for additional information.
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
From January 1, 2020 through December 31, 2022, Services recorded revenue on a gross basis. Effective January 1, 2023, Angi Inc. modified the Services terms and conditions so that the service professional, rather than Angi Inc., has the contractual relationship with the consumer to deliver the service and Angi Inc.'s performance obligation to the consumer is to connect them with the service professional. This change in contractual terms requires revenue to be reported as the net amount of what is received from the consumer after deducting the amounts owed to the service professional providing the service effective for all arrangements entered into after December 31, 2022. There is no impact to operating loss or Adjusted EBITDA from this change in revenue recognition. For the three and nine months ended September 30, 2022, if Services revenue were recorded on a net basis, revenue would have been reduced by $64.8 million and $187.5 million, respectively.
The Company's disaggregated revenue disclosures are presented in "Note 5—Segment Information."
Deferred Revenue
Deferred revenue consists of payments that are received or are contractually due in advance of the Company's performance obligation. The Company’s deferred revenue is reported on a contract-by-contract basis at the end of each reporting period. The Company classifies deferred revenue as current when the remaining term or expected completion of its performance obligation is one year or less. The current and non-current deferred revenue balances were $165.8 million and $0.1 million, respectively, at September 30, 2023 and $157.1 million and $0.2 million, respectively, at December 31, 2022. During the nine months ended September 30, 2023, the Company recognized $147.8 million of revenue that was included in the deferred revenue balance at December 31, 2022. During the nine months ended September 30, 2022, the Company recognized $145.4 million of revenue that was included in the deferred revenue balance at December 31, 2021. The current and non-current deferred revenue balances were $165.5 million and $0.4 million, respectively, at December 31, 2021. Non-current deferred revenue is included in "Other long-term liabilities" in the balance sheet.

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
For the three and nine months ended September 30, 2023, total revenue earned from Google was $180.3 million and $551.0 million, respectively, representing 16% and 17%, respectively, of the Company's revenue. The revenue earned from the Services Agreement for the three and nine months ended September 30, 2023, was $149.4 million and $452.7 million, respectively, representing 13% and 14%, respectively, of the Company's total revenue. For the three and nine months ended September 30, 2022, total revenue earned from Google was $161.6 million and $524.3 million, respectively, representing 12% and 13%, respectively, of the Company's revenue. The revenue earned from the Services Agreement for the three and nine months ended September 30, 2022, was $117.3 million and $386.6 million, respectively, representing 9% and 10%, respectively, of the Company's total revenue. The related accounts receivable totaled $57.4 million and $74.1 million at September 30, 2023 and December 31, 2022, respectively.
The revenue attributable to the Services Agreement is earned by Ask Media Group and the Desktop business, which comprise the Search segment. For the three and nine months ended September 30, 2023, revenue earned from the Services Agreement was $131.9 million and $398.3 million, respectively, within Ask Media Group and $17.5 million and $54.4 million, respectively, within the Desktop business. For the three and nine months ended September 30, 2022, revenue earned from the Services Agreement was $97.3 million and $315.4 million, respectively, within Ask Media Group and $20.0 million and $71.2 million, respectively, within the Desktop business.
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
In the fourth quarter of 2022, the Angi Inc. segment presentation was changed to reflect the following operating segments: (i) Ads and Leads, (ii) Services, (iii) Roofing and (iv) International (consisting of businesses in Europe and Canada). Angi Inc.'s financial information for all prior periods, including the three and nine months ended September 30, 2022 included herein, has been recast to reflect this four operating segment presentation.
NOTE 2—FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
Marketable Securities
At September 30, 2023 and December 31, 2022, the fair value of marketable securities are as follows:

	September 30, 2023	December 31, 2022
	(In thousands)
Marketable equity securities	$—	$4,317
Available-for-sale marketable debt securities	173,717	235,056
Total marketable securities	$173,717	$239,373
Marketable equity securities are carried at fair value. At December 31, 2022, the Company had two investments in marketable equity securities, other than the investment in MGM Resorts International ("MGM"), including one investment that was fully impaired in the first quarter of 2023 due to the investee declaring bankruptcy and another investment that was sold in the third quarter of 2023, resulting in a net pre-tax gain of $0.1 million. The Company recorded a net unrealized pre-tax loss of $0.3 million during the nine months ended September 30, 2023 and net unrealized pre-tax losses of $14.0 million and $8.3 million during the three and nine months ended September 30, 2022 for these investments, respectively. The realized and unrealized pre-tax gains and losses related to these investments are included in "Other income (expense), net" in the statement of operations.
At September 30, 2023 and December 31, 2022, current available-for-sale marketable debt securities are as follows:

	September 30, 2023				December 31, 2022
	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Treasury discount notes	$173,697	$20	$—	$173,717	$234,987	$75	$(6)	$235,056
Total available-for-sale marketable debt securities	$173,697	$20	$—	$173,717	$234,987	$75	$(6)	$235,056
The contractual maturities of debt securities classified as current available-for-sale at September 30, 2023 and December 31, 2022 were within one year. There were no investments in available-for-sale marketable debt securities that had been in a continuous unrealized loss position for longer than twelve months at September 30, 2023 and December 31, 2022.
Investment in MGM Resorts International

	September 30, 2023	December 31, 2022
	(In thousands)
Investment in MGM Resorts International	$2,379,240	$2,170,182

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
At September 30, 2023, the Company owns 64.7 million shares of MGM, including a total of 5.7 million common shares purchased in the first and third quarters of 2022 for $244.3 million. Based on the number of MGM shares outstanding at June 30, 2023, the Company owns 18.3% of MGM. The fair value of the investment in MGM is remeasured each reporting period based upon MGM's closing stock price on the New York Stock Exchange on that last trading day in the reporting period and any unrealized pre-tax gains or losses are included in the statement of operations. For the three and nine months ended September 30, 2023, the Company recognized an unrealized pre-tax loss of $463.4 million and an unrealized pre-tax gain of $209.1 million on its investment in MGM, respectively. For the three and nine months ended September 30, 2022, the Company recorded an unrealized pre-tax gain of $42.5 million and an unrealized pre-tax loss of $970.1 million on its investment in MGM, respectively. The cumulative unrealized pre-tax gain at September 30, 2023 is $1.1 billion. A $2.00 increase or decrease in the share price of MGM would result in an unrealized gain or loss, respectively, of $129.4 million. At November 3, 2023, the fair value of the Company's investment in MGM was $2.5 billion.
Long-term Investments
Long-term investments consist of:

	September 30, 2023	December 31, 2022
	(In thousands)
Equity securities without readily determinable fair values	$426,938	$323,530
Equity method investment	5,400	2,191
Total long-term investments	$432,338	$325,721
In April 2023, the Company purchased additional preferred shares of Turo Inc. ("Turo"), a peer-to-peer car sharing marketplace, for $103.6 million, which is accounted for as an equity security without a readily determinable fair value, as the preferred shares are not common stock equivalents.
Equity Securities without Readily Determinable Fair Values
The following table presents a summary of unrealized pre-tax gains and losses recorded in "Other income (expense), net" in the statement of operations as adjustments to the carrying value of equity securities without readily determinable fair values held at September 30, 2023 and 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Upward adjustments (gross unrealized pre-tax gains)	$—	$8,245	$2,227	$8,245
Downward adjustments including impairments (gross unrealized pre-tax losses)	—	—	(373)	(22,376)
Total	$—	$8,245	$1,854	$(14,131)
The cumulative upward and downward adjustments (including impairments) to the carrying value of equity securities without readily determinable fair values held at September 30, 2023 were $37.8 million and $104.0 million, respectively.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Realized and unrealized pre-tax losses and gains for the Company's investments without readily determinable fair values for the three and nine months ended September 30, 2023 and 2022 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Realized pre-tax (losses) gains, net, for equity securities sold during the period	$(109)	$11,840	$69	$12,302
Unrealized pre-tax gains (losses), net, on equity securities held	—	8,245	1,854	(14,131)
Total pre-tax (losses) gains, net recognized	$(109)	$20,085	$1,923	$(1,829)
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

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following tables present the Company's financial instruments that are measured at fair value on a recurring basis:

	September 30, 2023
	Quoted Market Prices for Identical Assets in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$796,305	$—	$—	$796,305
Treasury discount notes	—	161,729	—	161,729
Time deposits	—	18,955	—	18,955
Marketable securities:
Treasury discount notes	—	173,717	—	173,717
Investment in MGM	2,379,240	—	—	2,379,240
Other non-current assets:
Warrant	—	—	45,525	45,525
Interest rate swaps(a)	—	8,129	—	8,129
Total	$3,175,545	$362,530	$45,525	$3,583,600
_____________________
(a)    Interest rate swaps relate to the $350 million notional amount of Dotdash Meredith's Term Loan B and are included in "Other non-current assets" in the balance sheet. See "Note 1—The Company and Summary of Significant Accounting Policies" and "Note 3—Long-term Debt" for additional information. The fair value of interest rate swaps was determined using discounted cash flows derived from observable market prices, including swap curves, which are Level 2 inputs.

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

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table presents the changes in the Company's financial instruments that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended September 30,
	2023	2022
	Warrant	Warrant
	(In thousands)
Balance at July 1	$39,068	$122,145
Total net gains:
Fair value adjustments included in earnings	6,457	8,467
Balance at September 30	$45,525	$130,612

	Nine months ended September 30,
	2023	2022
	Warrant	Warrant	Contingent Consideration Arrangements
	(In thousands)
Balance at January 1	$46,799	$109,294	$(612)
Total net (losses) gains:
Fair value adjustments included in earnings	(1,274)	21,318	612
Balance at September 30	$45,525	$130,612	$—
Warrant
As part of the Company's original investment in Turo preferred shares, the Company received a warrant that is recorded at fair value each reporting period using a Monte Carlo simulation model with any change included in "Other income (expense), net" in the statement of operations. The warrant is measured using significant unobservable inputs and is classified in the fair value hierarchy table as Level 3. The warrant is included in "Other non-current assets" in the balance sheet.
Contingent Consideration Arrangements
At September 30, 2023, the Company has no contingent consideration arrangements outstanding. In connection with the Meredith acquisition on December 1, 2021, the Company assumed a contingent consideration arrangement liability of $0.6 million, which was written off during the first quarter of 2022 due to a change in estimate of the liability related to this arrangement.
Assets measured at fair value on a nonrecurring basis
The Company's non-financial assets, such as goodwill, intangible assets, ROU assets, capitalized software, equipment, buildings and leasehold improvements, are adjusted to fair value only when an impairment is recognized. Such fair value measurements are based predominantly on Level 3 inputs.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Goodwill
During the third quarter of 2023 and second quarter of 2022, the Company reassessed the fair value of the Mosaic Group reporting unit (included in the Emerging & Other segment) and recorded goodwill impairments of $9.0 million and $86.7 million, respectively, as a result of the projected reduction in future revenue and profits from the business and lower trading multiples of a selected peer group of companies. The fair value of the Mosaic Group reporting unit was determined using both an income approach based on discounted cash flows ("DCF") and a market approach. Determining fair value using a DCF analysis requires the exercise of significant judgment with respect to several items, including the amount and timing of expected future cash flows and appropriate discount rates. The expected cash flows used in the DCF analyses were based on the most recent forecast for Mosaic Group. For years beyond the forecast period, the Mosaic Group estimates was based, in part, on forecasted growth rates. The discount rate used in the DCF analyses was 16% and was intended to reflect the risks inherent in the expected future cash flows of the Mosaic Group reporting unit. Determining fair value using a market approach considers multiples of financial metrics based on both acquisitions and trading multiples of a selected peer group of companies. From the comparable companies, a representative market multiple is determined, which is applied to financial metrics to estimate the fair value of the Mosaic Group reporting unit. To determine a peer group of companies for the Mosaic Group reporting unit, the Company considered companies relevant in terms of consumer use, monetization model, margin and growth characteristics, and brand strength operating in their respective markets. At September 30, 2023, Mosaic Group has goodwill of $144.6 million and the carrying value of this reporting unit approximates its fair value. Any subsequent declines in the fair value of Mosaic Group will result in additional goodwill impairment charges to the extent the carrying value exceeds the fair value.

Intangible Asset
During the third quarter of 2023, the Company determined that a projected reduction in future revenue related to a certain indefinite-lived trade name intangible asset in the Dotdash Meredith Digital segment was an indicator of possible impairment. Following the identification of the indicator, the Company updated its calculation of the fair value of the indefinite-lived intangible asset and recorded an impairment of $7.6 million. The impairment of indefinite-lived intangible assets is included in “Amortization of intangibles” in the statement of operations. The Company determines the fair value of indefinite-lived intangible assets using an avoided royalty DCF valuation analysis. Significant judgments inherent in this analysis include the selection of appropriate royalty and discount rates and estimating the amount and timing of expected future cash flows. The discount rate used in the DCF analysis was intended to reflect the risks inherent in the expected future cash flows generated by the intangible asset. The royalty rate used in the DCF analysis was based upon an estimate of the royalty rate that a market participant would pay to license the Company's trade names and trademarks. The discount rate used to value the trade name was 16% and the royalty rate was 8%. Following the impairment charge, the carrying value of this indefinite-lived intangible asset approximates its fair value.

ROU Assets and Related Leasehold Improvements, Furniture and Equipment
During the first quarter of 2023, Dotdash Meredith recorded impairment charges of $70.0 million related to certain unoccupied leased office space due to the continued decline in the commercial real estate market consisting of impairments of $44.7 million and $25.3 million of an ROU asset and related leasehold improvements, furniture and equipment, respectively.
During the third quarter of 2022, Dotdash Meredith recorded impairment charges of $21.3 million related to the consolidation of certain leased spaces following the Meredith acquisition consisting of impairments of $14.3 million and $7.0 million of an ROU asset and related leasehold improvements, furniture and equipment, respectively. See "Note 6—Dotdash Meredith Restructuring Charges, Transaction-Related Expenses and Change-In-Control Payments" for additional information.
The impairment charges related to ROU assets are included in "General and administrative expense" and the impairment charges related to leasehold improvements, furniture and equipment are included in "Depreciation" in the statement of operations. The impairment charges represent the amount by which the carrying value of the asset group exceeded its estimated fair value, calculated using a DCF approach using sublease market assumptions of the expected cash flows and discount rate. The impairment charges were allocated between the ROU assets and related leasehold improvements, furniture and equipment of the asset group based on their relative carrying values.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Financial instruments measured at fair value only for disclosure purposes
The total fair value of the outstanding long-term debt, including the current portion, is estimated using observable market prices or indices for similar liabilities, which are Level 2 inputs, and was approximately $1.9 billion and $1.7 billion at September 30, 2023 and December 31, 2022, respectively.
NOTE 3—LONG-TERM DEBT
Long-term debt consists of:

	September 30, 2023	December 31, 2022
	(In thousands)
Dotdash Meredith Debt
Dotdash Meredith Term Loan A ("Dotdash Meredith Term Loan A") due December 1, 2026	$319,375	$332,500
Dotdash Meredith Term Loan B ("Dotdash Meredith Term Loan B") due December 1, 2028	1,228,125	1,237,500
Total Dotdash Meredith long-term debt	1,547,500	1,570,000
Less: current portion of Dotdash Meredith long-term debt	30,000	30,000
Less: original issue discount	4,680	5,310
Less: unamortized debt issuance costs	8,868	10,215
Total Dotdash Meredith long-term debt, net	1,503,952	1,524,475

ANGI Group Debt
3.875% ANGI Group Senior Notes due August 15, 2028 ("ANGI Group Senior Notes"); interest payable each February 15 and August 15	500,000	500,000
Less: unamortized debt issuance costs	4,147	4,716
Total ANGI Group long-term debt, net	495,853	495,284

Total long-term debt, net	$1,999,805	$2,019,759
Dotdash Meredith Term Loans and Dotdash Meredith Revolving Facility
On December 1, 2021, Dotdash Meredith entered into a credit agreement ("Dotdash Meredith Credit Agreement"), which provides for (i) the five-year $350 million Dotdash Meredith Term Loan A, (ii) the seven-year $1.25 billion Dotdash Meredith Term Loan B (and together with the Dotdash Meredith Term Loan A, the "Dotdash Meredith Term Loans") and (iii) a five-year $150 million revolving credit facility ("Dotdash Meredith Revolving Facility"). The Dotdash Meredith Term Loan A bears interest at an adjusted term secured overnight financing rate ("Adjusted Term SOFR") as defined in the Dotdash Meredith Credit Agreement plus an applicable margin depending on Dotdash Meredith's most recently reported consolidated net leverage ratio, as defined in the Dotdash Meredith Credit Agreement. The adjustment to the secured overnight financing rate is fixed at 0.10% for the Dotdash Meredith Term Loan A. The Dotdash Meredith Term Loan B has a varying adjustment of 0.10%, 0.15% or 0.25% based upon the duration of the borrowing period. At September 30, 2023 and December 31, 2022, the Dotdash Meredith Term Loan A bore interest at Adjusted Term SOFR plus 2.25%, or 7.60% and 5.91%, respectively, and the Dotdash Meredith Term Loan B bore interest at Adjusted Term SOFR, subject to a minimum of 0.50%, plus 4.00%, or 9.43% and 8.22%, respectively. Interest payments are due at least quarterly through the terms of the Dotdash Meredith Term Loans.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
In March 2023, Dotdash Meredith entered into interest rate swaps on the Dotdash Meredith Term Loan B for a total notional amount of $350 million with a maturity date of April 1, 2027. The interest rate swaps synthetically convert $350 million of the Dotdash Meredith Term Loan B for the duration of the interest rate swaps from a variable rate to a fixed rate of approximately 7.92% ((i) the weighted average fixed interest rate of approximately 3.82% on the interest rate swaps plus (ii) the adjustment to the secured overnight financing rate of 0.10% plus (iii) the base rate of 4.00%), beginning on April 3, 2023.
The interest rate swaps are expected to be highly effective. See "Note 4—Accumulated Other Comprehensive (Loss) Income" for the net unrealized gains recognized in "Accumulated other comprehensive loss" and realized gains reclassified into “Interest expense” for the three and nine months ended September 30, 2023. At September 30, 2023, approximately $5.1 million is expected to be reclassified into interest expense within the next twelve months as realized gains. The related asset of $8.1 million is included in “Other non-current assets” in the balance sheet at September 30, 2023.

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
There were no outstanding borrowings under the Dotdash Meredith Revolving Facility at September 30, 2023 and December 31, 2022. The annual commitment fee on undrawn funds is based on Dotdash Meredith's consolidated net leverage ratio, as defined in the Dotdash Meredith Credit Agreement, most recently reported and was 40 basis points at both September 30, 2023 and December 31, 2022. Any borrowings under the Dotdash Meredith Revolving Facility would bear interest, at Dotdash Meredith's option, at either a base rate or Adjusted Term SOFR, plus an applicable margin, which is based on Dotdash Meredith's consolidated net leverage ratio.
As of the last day of any calendar quarter, if either (i) $1.00 or more of loans under the Dotdash Meredith Revolving Facility or Dotdash Meredith Term Loan A are outstanding, or (ii) the outstanding face amount of undrawn letters of credit, other than cash collateralized letters of credit at 102% of face value, exceeds $25 million, subject to certain increases for qualifying material acquisitions, then Dotdash Meredith will not permit the consolidated net leverage ratio, which permits netting of up to $250 million in cash and cash equivalents, as of the last day of such quarter to exceed 5.5 to 1.0. The Dotdash Meredith Credit Agreement also contains covenants that would limit Dotdash Meredith’s ability to pay dividends, incur incremental secured indebtedness, or make distributions or certain investments in the event a default has occurred or if Dotdash Meredith’s consolidated net leverage ratio exceeds 4.0 to 1.0, subject to certain available amounts as defined in the Dotdash Meredith Credit Agreement. This ratio was exceeded for both test periods ended September 30, 2023 and December 31, 2022. The Dotdash Meredith Credit Agreement also permits the Company to, among other things, contribute cash to Dotdash Meredith, which will provide additional liquidity to ensure that Dotdash Meredith does not exceed certain consolidated net leverage ratios for any test period, as further defined in the Dotdash Meredith Credit Agreement. In connection with these capital contributions, Dotdash Meredith may make distributions to IAC in amounts not more than any such capital contributions, provided that no default has occurred and is continuing. Such capital contributions and subsequent distributions impact the consolidated net leverage ratios of Dotdash Meredith. In the three and nine months ended September 30, 2023, the Company contributed $125.0 million and $405.0 million, respectively, to Dotdash Meredith, which Dotdash Meredith subsequently distributed back to the Company $125.0 million in October 2023 and $130.0 million and $280.0 million in the three and nine months ended September 30, 2023, respectively.
The obligations under the Dotdash Meredith Credit Agreement are guaranteed by certain of Dotdash Meredith's wholly-owned subsidiaries and are secured by substantially all of the assets of Dotdash Meredith and certain of its subsidiaries.
ANGI Group Debt
ANGI Group, LLC ("ANGI Group"), a direct wholly-owned subsidiary of Angi Inc., issued the ANGI Group Senior Notes on August 20, 2020. These notes may be redeemed at the redemption prices, plus accrued and unpaid interest thereon, if any, as set forth in the indenture governing the notes.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The indenture governing the ANGI Group Senior Notes contains a covenant that would limit ANGI Group’s ability to incur liens for borrowed money in the event a default has occurred or ANGI Group’s secured leverage ratio exceeds 3.75 to 1.0 provided that ANGI Group is permitted to incur such liens under certain permitted credit facilities indebtedness notwithstanding the ratio, all as defined in the indenture. At September 30, 2023, there were no limitations pursuant thereto.
NOTE 4—ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables present the components of accumulated other comprehensive loss, net of income tax.

	Three months ended September 30,
	2023				2022
	Foreign Currency Translation Adjustment	Unrealized Gains On Available-For-Sale Marketable Debt Securities	Unrealized Gains On Interest Rate Swaps	Accumulated Other Comprehensive (Loss) Income	Foreign Currency Translation Adjustment
	(In thousands)
Balance at July 1	$(10,272)	$16	$3,352	$(6,904)	$(12,852)
Other comprehensive (loss) income before reclassifications	(2,530)	—	4,140	1,610	(17,112)
Amounts reclassified to earnings	—	—	(1,285)	(1,285)	—
Net current period other comprehensive (loss) income	(2,530)	—	2,855	325	(17,112)
Accumulated other comprehensive loss allocated to noncontrolling interests during the period	—	—	—	—	4
Balance at September 30	$(12,802)	$16	$6,207	$(6,579)	$(29,960)

	Nine months ended September 30,
	2023				2022
	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) On Available-For-Sale Marketable Debt Securities	Unrealized Gains On Interest Rate Swaps	Accumulated Other Comprehensive (Loss) Income	Foreign Currency Translation Adjustment
	(In thousands)
Balance at January 1	$(13,186)	$53	$—	$(13,133)	$4,397
Other comprehensive income (loss) before reclassifications	382	(37)	8,512	8,857	(34,362)
Amounts reclassified to earnings	—	—	(2,305)	(2,305)	—
Net current period other comprehensive income (loss)	382	(37)	6,207	6,552	(34,362)
Accumulated other comprehensive loss allocated to noncontrolling interests during the period	2	—	—	2	5
Balance at September 30	$(12,802)	$16	$6,207	$(6,579)	$(29,960)
At September 30, 2023, there were deferred income tax provisions of $1.9 million and less than $0.1 million related to unrealized gains on interest rate swaps and net unrealized gains on available-for-sale marketable debt securities, respectively. At September 30, 2022, there was no income tax benefit or provision on the accumulated other comprehensive income.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 5—SEGMENT INFORMATION
The overall concept that the Company employs in determining its operating segments is to present the financial information in a manner consistent with the chief operating decision maker's view of the businesses. In addition, we consider how the businesses are organized as to segment management and the focus of the businesses with regards to the types of services or products offered or the target market. Operating segments are combined for reporting purposes if they meet certain aggregation criteria, such as the Search segment, which principally relate to the similarity of their economic characteristics, or, in the case of Emerging & Other, do not meet the quantitative thresholds that require presentation as separate reportable segments.
The following table presents revenue by reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Revenue
Dotdash Meredith
Digital	$212,050	$220,749	$608,819	$671,424
Print	211,259	251,471	625,046	801,756
Intersegment eliminations(a)	(5,852)	(5,135)	(14,828)	(16,100)
Total Dotdash Meredith	417,457	467,085	1,219,037	1,457,080
Angi Inc.
Domestic:
Ads and Leads	291,993	345,529	877,986	982,137
Services	29,964	105,892	91,890	290,574
Roofing	21,400	25,993	84,254	105,330
Domestic intersegment eliminations(b)	(794)	(2,825)	(3,257)	(6,452)
Total Domestic	342,563	474,589	1,050,873	1,371,589
International	29,274	23,447	88,439	78,388
Total Angi Inc.	371,837	498,036	1,139,312	1,449,977
Search	166,068	156,719	495,579	578,287
Emerging & Other	158,425	180,820	460,359	508,903
Intersegment eliminations	(2,446)	(1,759)	(7,086)	(5,420)
Total	$1,111,341	$1,300,901	$3,307,201	$3,988,827
The following table presents the revenue of the Company's segments disaggregated by type of service:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Dotdash Meredith
Digital:
Advertising revenue	$131,204	$148,309	$375,268	$442,950
Performance marketing revenue	56,436	46,089	160,001	144,127
Licensing and other revenue	24,410	26,351	73,550	84,347
Total digital revenue	212,050	220,749	608,819	671,424
Print:
Subscription revenue	86,195	96,048	247,864	334,311
Advertising revenue	53,064	64,446	158,401	208,399

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Project and other revenue	32,538	39,419	96,213	114,698
Newsstand revenue	29,679	37,180	89,099	104,015
Performance marketing revenue	9,783	14,378	33,469	40,333
Total print revenue	211,259	251,471	625,046	801,756
Intersegment eliminations(a)	(5,852)	(5,135)	(14,828)	(16,100)
Total Dotdash Meredith revenue	$417,457	$467,085	$1,219,037	$1,457,080

(a) Intersegment eliminations primarily related to Digital performance marketing commissions earned for the placement of magazine subscriptions for Print.

Angi Inc.
Domestic:
Ads and Leads:
Consumer connection revenue	$203,579	$262,934	$625,527	$738,177
Advertising revenue	75,074	67,165	212,302	196,256
Membership subscription revenue	13,167	14,795	39,597	46,586
Other revenue	173	635	560	1,118
Total Ads and Leads revenue	291,993	345,529	877,986	982,137
Services revenue	29,964	105,892	91,890	290,574
Roofing revenue	21,400	25,993	84,254	105,330
Domestic intersegment eliminations(b)	(794)	(2,825)	(3,257)	(6,452)
Total Domestic revenue	342,563	474,589	1,050,873	1,371,589
International:
Consumer connection revenue	23,144	15,567	71,260	54,311
Service professional membership subscription revenue	6,023	7,597	16,834	23,211
Advertising and other revenue	107	283	345	866
Total International revenue	29,274	23,447	88,439	78,388
Total Angi Inc. revenue	$371,837	$498,036	$1,139,312	$1,449,977

(b) Intersegment eliminations related to Ads and Leads revenue earned from sales to Roofing.

Search
Advertising revenue:
Google advertising revenue	$151,993	$119,576	$459,012	$394,074
Non-Google advertising revenue	13,505	36,087	34,575	180,164
Total advertising revenue	165,498	155,663	493,587	574,238
Other revenue	570	1,056	1,992	4,049
Total Search revenue	$166,068	$156,719	$495,579	$578,287

Emerging & Other
Subscription revenue	$86,703	$91,405	$259,022	$278,722
Marketplace revenue	63,566	73,739	172,233	202,473
Media production and distribution revenue	4,007	8,954	14,732	9,558
Advertising revenue:
Non-Google advertising revenue	3,066	4,102	9,423	11,765
Google advertising revenue	163	535	698	1,659

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Total advertising revenue	3,229	4,637	10,121	13,424
Service and other revenue	920	2,085	4,251	4,726
Total Emerging & Other revenue	$158,425	$180,820	$460,359	$508,903
Revenue by geography is based on where the customer is located. Geographic information about revenue and long-lived assets is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Revenue:
United States	$992,771	$1,209,748	$2,958,876	$3,684,184
All other countries	118,570	91,153	348,325	304,643
Total	$1,111,341	$1,300,901	$3,307,201	$3,988,827

	September 30, 2023	December 31, 2022
	(In thousands)
Long-lived assets (excluding goodwill, intangible assets and ROU assets):
United States	$473,136	$502,977
All other countries	5,124	7,637
Total	$478,260	$510,614
The following tables present operating income (loss) and Adjusted EBITDA by reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Operating income (loss):
Dotdash Meredith
Digital(c)	$1,467	$(104,445)	$(10,361)	$(95,217)
Print	2,003	27,325	(4,697)	(31,109)
Other(d)(e)	(7,043)	(18,378)	(117,569)	(52,924)
Total Dotdash Meredith(f)	(3,573)	(95,498)	(132,627)	(179,250)
Angi Inc.
Ads and Leads	8,115	22,754	26,386	61,532
Services	(3,887)	(10,780)	(21,514)	(57,581)
Roofing	(2,246)	(8,545)	(3,137)	(18,484)
Other(d)	(14,854)	(15,542)	(46,361)	(46,655)
International	2,764	1,055	7,365	(4,713)
Total Angi Inc.	(10,108)	(11,058)	(37,261)	(65,901)
Search	12,011	19,085	36,742	70,461
Emerging & Other	2,852	(1,577)	17,650	(114,402)
Corporate	(33,919)	(35,632)	(108,310)	(110,542)
Total	$(32,737)	$(124,680)	$(223,806)	$(399,634)

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
_____________________
(c)      Includes an impairment charge of $7.6 million related to the reassessed fair value of a certain indefinite-lived intangible asset for the three and nine months ended September 30, 2023. See "Note 2—Financial Instruments and Fair Value Measurements" for additional information on the impairment charge.
(d)    Other comprises unallocated corporate expenses.
(e)    Includes impairment charges of $70.0 million related to unoccupied leased office space and write-off of certain leasehold improvements and furniture and equipment of $4.2 million for the nine months ended September 30, 2023, of which $29.6 million is included in "Depreciation" in the statement of operations. See "Note 2—Financial Instruments and Fair Value Measurements" for additional information on the impairment charges.
(f)    Dotdash Meredith incurred restructuring charges of $24.7 million and $60.8 million and transaction-related expenses of $0.8 million and $6.0 million in connection with the acquisition of Meredith in the three and nine months ended September 30, 2022, respectively. The restructuring charges for both the three and nine months ended September 30, 2022 include $7.0 million of impairment charges included in "Depreciation" in the statement of operations. See "Note 6—Dotdash Meredith Restructuring Charges, Transaction-Related Expenses and Change-In-Control Payments" for additional information.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Adjusted EBITDA(g):
Dotdash Meredith(i)
Digital	$51,830	$22,602	$127,067	$108,718
Print	$19,267	$23,097	$48,011	$18,882
Other(d)(h)	$(2,834)	$(14,506)	$(75,840)	$(48,706)
Angi Inc.
Ads and Leads	$32,198	$43,344	$100,204	$119,833
Services	$3,534	$(1,942)	$3,066	$(34,422)
Roofing	$(1,983)	$(7,871)	$(2,456)	$(15,987)
Other(d)	$(11,933)	$(12,550)	$(37,396)	$(38,102)
International	$4,046	$1,901	$11,237	$(1,920)
Search	$12,033	$19,111	$36,806	$70,528
Emerging & Other	$14,970	$2,425	$36,057	$(13,719)
Corporate	$(20,754)	$(20,830)	$(67,073)	$(65,240)
_____________________
(g)     The Company's primary financial measure and GAAP segment measure is Adjusted EBITDA, which is defined as operating income excluding: (1) stock-based compensation expense; (2) depreciation; and (3) acquisition-related items consisting of (i) amortization of intangible assets and impairments of goodwill and intangible assets, if applicable, and (ii) gains and losses recognized on changes in the fair value of contingent consideration arrangements.
(h)     Includes impairment charges of $44.7 million related to unoccupied leased office space for the nine months ended September 30, 2023. See "Note 2—Financial Instruments and Fair Value Measurements" for additional information.
(i)    Dotdash Meredith incurred restructuring charges of $17.7 million and $53.8 million and transaction-related expenses of $0.8 million and $6.0 million related to the acquisition of Meredith in the three and nine months ended September 30, 2022, respectively. See "Note 6—Dotdash Meredith Restructuring Charges, Transaction-Related Expenses and Change-In-Control Payments" for additional information.
The following tables reconcile operating income (loss) for the Company's reportable segments and net loss attributable to IAC shareholders to Adjusted EBITDA:

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended September 30, 2023
	Operating Income (Loss)	Stock-based Compensation Expense	Depreciation	Amortization of Intangibles(c)	Goodwill Impairment	Adjusted EBITDA(g)
	(In thousands)
Dotdash Meredith
Digital	$1,467	$2,247	$5,169	$42,947	$—	$51,830
Print	2,003	$417	$3,097	$13,750	$—	$19,267
Other(d)	(7,043)	$3,747	$462	$—	$—	$(2,834)
Angi Inc.
Ads and Leads	8,115	$6,082	$15,368	$2,633	$—	$32,198
Services	(3,887)	$1,096	$6,325	$—	$—	$3,534
Roofing	(2,246)	$160	$103	$—	$—	$(1,983)
Other(d)	(14,854)	$2,921	$—	$—	$—	$(11,933)
International	2,764	$482	$800	$—	$—	$4,046
Search	12,011	$—	$22	$—	$—	$12,033
Emerging & Other	2,852	$436	$639	$2,043	$9,000	$14,970
Corporate(j)	(33,919)	$11,374	$1,791	$—	$—	$(20,754)
Total	(32,737)
Interest expense	(40,157)
Unrealized loss on investment in MGM Resorts International	(463,421)
Other income, net	25,455
Loss before income taxes	(510,860)
Income tax benefit	118,838
Net loss	(392,022)
Net loss attributable to noncontrolling interests	1,484
Net loss attributable to IAC shareholders	$(390,538)
_____________________
(j)    Includes stock-based compensation expense for stock-based awards granted to employees of Corporate, Search and all Emerging & Other businesses other than Vivian Health.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended September 30, 2022
	Operating (Loss) Income(f)	Stock-based Compensation Expense	Depreciation(f)(k)	Amortization of Intangibles(k)	Adjusted EBITDA(g)(i)
	(In thousands)
Dotdash Meredith
Digital	$(104,445)	$5,814	$5,312	$115,921	$22,602
Print	27,325	$391	$(2,154)	$(2,465)	$23,097
Other(d)	(18,378)	$53	$3,819	$—	$(14,506)
Angi Inc.
Ads and Leads	22,754	$4,979	$12,948	$2,663	$43,344
Services	(10,780)	$4,015	$3,848	$975	$(1,942)
Roofing	(8,545)	$195	$312	$167	$(7,871)
Other(d)	(15,542)	$2,992	$—	$—	$(12,550)
International	1,055	$195	$651	$—	$1,901
Search	19,085	$—	$26	$—	$19,111
Emerging & Other	(1,577)	$175	$311	$3,516	$2,425
Corporate(j)	(35,632)	$12,308	$2,494	$—	$(20,830)
Total	(124,680)
Interest expense	(29,433)
Unrealized gain on investment in MGM Resorts International	42,523
Other income, net	19,678
Loss before income taxes	(91,912)
Income tax benefit	26,065
Net loss	(65,847)
Net loss attributable to noncontrolling interests	2,024
Net loss attributable to IAC shareholders	$(63,823)
_____________________
(k)    Depreciation and amortization of intangibles for the three months ended September 30, 2022 reflect, in part, cumulative adjustments made to the fair value of leasehold improvements, equipment, buildings, capitalized software and intangible assets acquired in the Meredith acquisition.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Nine Months Ended September 30, 2023
	Operating (Loss) Income(e)	Stock-based Compensation Expense	Depreciation(e)	Amortization of Intangibles(c)	Goodwill Impairment	Adjusted EBITDA(g)(h)
	(In thousands)
Dotdash Meredith
Digital	$(10,361)	$6,034	$17,745	$113,649	$—	$127,067
Print	(4,697)	$939	$9,587	$42,182	$—	$48,011
Other(d)	(117,569)	$10,099	$31,630	$—	$—	$(75,840)
Angi Inc.
Ads and Leads	26,386	$16,880	$48,980	$7,958	$—	$100,204
Services	(21,514)	$6,497	$18,083	$—	$—	$3,066
Roofing	(3,137)	$158	$523	$—	$—	$(2,456)
Other(d)	(46,361)	$8,965	$—	$—	$—	$(37,396)
International	7,365	$1,248	$2,624	$—	$—	$11,237
Search	36,742	$—	$64	$—	$—	$36,806
Emerging & Other	17,650	$1,143	$1,891	$6,373	$9,000	$36,057
Corporate(j)	(108,310)	$36,133	$5,104	$—	$—	$(67,073)
Total	(223,806)
Interest expense	(117,406)
Unrealized gain on investment in MGM Resorts International	209,057
Other income, net	60,189
Loss before income taxes	(71,966)
Income tax benefit	3,633
Net loss	(68,333)
Net loss attributable to noncontrolling interests	6,525
Net loss attributable to IAC shareholders	$(61,808)

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Nine Months Ended September 30, 2022
	Operating (Loss) Income(f)	Stock-based Compensation Expense	Depreciation(f)	Amortization of Intangibles	Acquisition-related Contingent Consideration Fair Value Adjustments	Goodwill Impairment	Adjusted EBITDA(g)(i)
	(In thousands)
Dotdash Meredith
Digital	$(95,217)	$14,889	$21,004	$168,654	$(612)	$—	$108,718
Print	(31,109)	$659	$8,010	$41,322	$—	$—	$18,882
Other(d)	(52,924)	$92	$4,126	$—	$—	$—	$(48,706)
Angi Inc.
Ads and Leads	61,532	$15,303	$35,010	$7,988	$—	$—	$119,833
Services	(57,581)	$13,068	$7,166	$2,925	$—	$—	$(34,422)
Roofing	(18,484)	$1,410	$587	$500	$—	$—	$(15,987)
Other(d)	(46,655)	$8,553	$—	$—	$—	$—	$(38,102)
International	(4,713)	$444	$2,349	$—	$—	$—	$(1,920)
Search	70,461	$—	$67	$—	$—	$—	$70,528
Emerging & Other	(114,402)	$283	$993	$12,659	$—	$86,748	$(13,719)
Corporate(j)	(110,542)	$37,759	$7,543	$—	$—	$—	$(65,240)
Total	(399,634)
Interest expense	(74,862)
Unrealized loss on investment in MGM Resorts International	(970,112)
Other expense, net	(63,048)
Loss before income taxes	(1,507,656)
Income tax benefit	325,517
Net loss	(1,182,139)
Net loss attributable to noncontrolling interests	13,388
Net loss attributable to IAC shareholders	$(1,168,751)

NOTE 6—DOTDASH MEREDITH RESTRUCTURING CHARGES, TRANSACTION-RELATED EXPENSES AND CHANGE-IN-CONTROL PAYMENTS
Restructuring Charges
During 2023, Dotdash Meredith continued to incur costs related to a voluntary retirement program announced in the first quarter of 2022 and recorded adjustments to previously accrued amounts related to a reduction in force plan, for which the related expenses were accrued primarily in the fourth quarter of 2022.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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

		Nine Months Ended September 30, 2023
	Accrued December 31, 2022	Charges Incurred	Reversal of Initial Cost	Payments	Accrued September 30, 2023	Cumulative Charges Incurred	Estimated Remaining Costs
	(In thousands)
Digital	$10,950	$1,291	$(954)	$(9,382)	$1,905	$39,562	$71
Print	12,055	1,548	(1,492)	(9,503)	2,608	33,488	—
Other(a)	4,389	649	(264)	(3,718)	1,056	7,966	29
Total	$27,394	$3,488	$(2,710)	$(22,603)	$5,569	$81,016	$100
_____________________
(a)     Other comprises unallocated corporate expenses, which are corporate overhead expenses not attributable to the Digital or Print segments.

	Nine Months Ended September 30, 2022
	Charges Incurred	Payments	Non-cash(b)	Accrued September 30, 2022
	(In thousands)
Digital	$29,090	$(5,888)	$(21,309)	$1,893
Print	26,051	(16,865)	(425)	8,761
Other(a)	5,696	(2,038)	—	3,658
Total	$60,837	$(24,791)	$(21,734)	$14,312
_____________________
(b)    Includes $21.3 million of impairment charges, consisting of impairments of $14.3 million and $7.0 million of an ROU asset and related leasehold improvements and furniture and equipment included in "General and administrative expense" and "Depreciation" in the statement of operations, respectively, and $0.4 million related to the write-off of inventory.
The costs are allocated as follows in the statement of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Cost of revenue	$11	$1,320	$710	$17,921
Selling and marketing expense	92	636	(449)	10,251
General and administrative expense	87	15,702	150	24,560
Product development expense	404	84	367	1,099
Depreciation	—	7,006	—	7,006
Total	$594	$24,748	$778	$60,837

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Transaction-Related Expenses
Dotdash Meredith incurred transaction-related expenses in connection with the acquisition of Meredith of $0.8 million and $6.0 million for the three and nine months ended September 30, 2022, respectively.
Change-in-Control Payments
On July 1, 2022, Dotdash Meredith made $83.1 million in change-in-control payments, which were triggered by the acquisition of Meredith and the terms of certain former executives’ contracts. These payments included amounts accrued in December 2021, as well as amounts previously accrued that became payable following the change in control.
NOTE 7—PENSION AND POSTRETIREMENT BENEFIT PLANS
The following tables present the components of net periodic benefit (credit) cost for the Dotdash Meredith pension and postretirement benefit plans:

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
	Pension		Postretirement	Pension		Postretirement
	Domestic	International	Domestic	Domestic	International	Domestic
	(In thousands)
Service cost	$53	$—	$1	$161	$—	$3
Interest cost	780	5,033	57	2,477	14,731	173
Expected return on plan assets	(550)	(5,026)	—	(1,684)	(14,713)	—
Actuarial gain recognition	(1,037)	—	—	(1,201)	—	—
Net periodic benefit (credit) cost	$(754)	$7	$58	$(247)	$18	$176

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
	Pension		Postretirement	Pension		Postretirement
	Domestic	International	Domestic	Domestic	International	Domestic
	(In thousands)
Service cost	$877	$—	$2	$2,766	$—	$5
Interest cost	1,267	3,999	66	3,154	11,073	200
Expected return on plan assets	(308)	(4,252)	—	(2,484)	(12,668)	—
Actuarial (gain) loss recognition	(2,643)	—	—	7,490	68,552	—
Net periodic benefit (credit) cost	$(807)	$(253)	$68	$10,926	$66,957	$205
Settlements during the three and nine months ended September 30, 2023 triggered remeasurements of the pension plans in the U.S. The actuarial gain of $1.0 million for the three months ended September 30, 2023 primarily relates to updates to participant census data, investment performance and an increase in the discount rate. The actuarial gain of $1.2 million for the nine months ended September 30, 2023 primarily relates to investment performance, an increase in the discount rate and updates to participant census data.
Settlements during the three and nine months ended September 30, 2022 triggered remeasurements of the funded pension plan in the U.S. The actuarial gain of $2.6 million for the three months ended September 30, 2022 primarily relates to assumption changes due to increases in the discount rate and updates to participant census data. The actuarial loss of $7.5 million for the nine months ended September 30, 2022 primarily relates to the decline in the fair value of the pension plan's assets exceeding the decline in the plan liabilities, partially offset by a gain related to the revaluation of an annuity contract and the gain in the third quarter of 2022 described above.
Settlements during the nine months ended September 30, 2022 triggered remeasurements of the funded pension plan in the United Kingdom ("U.K."). The actuarial loss of $68.6 million for the nine months ended September 30, 2022 primarily relates to the decline in the fair value of the pension plan's assets exceeding the decline in the plan liabilities due to higher interest rates.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table summarizes the weighted average expected return on plan assets used to determine the net periodic benefit costs at September 30, 2023 following the remeasurements, and December 31, 2022, respectively:

	September 30, 2023	December 31, 2022
	Pension
	Domestic	Domestic
Expected return on plan assets	4.48%	2.80%
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
The computation of the annual expected effective income tax rate at each interim period requires certain estimates and assumptions including, but not limited to, the expected pre-tax income (or loss) for the year, projections of the proportion of income (and/or loss) earned and taxed in foreign jurisdictions, permanent and temporary differences and the likelihood of the realization of deferred tax assets generated in the current year. The accounting estimates used to compute the provision or benefit for income taxes may change as new events occur, more experience is acquired, additional information is obtained or the Company's tax environment changes. To the extent that the expected annual effective income tax rate changes during a quarter, the effect of the change on prior quarters is included in income tax provision or benefit in the quarter in which the change occurs. Included in the income tax benefit for the three months ended September 30, 2023 was a benefit of $2.8 million due to a higher estimated annual effective tax rate from that applied to the second quarter's year-to-date ordinary loss from continuing operations. The higher estimated annual effective rate was due primarily to the reduced impact that forecasted nondeductible compensation expense had on the increase in forecasted ordinary pre-tax losses and state taxes.
For the three and nine months ended September 30, 2023, the Company recorded an income tax benefit of $118.8 million and $3.6 million, respectively, which represents an effective income tax rate of 23% and 5%, respectively. For the three months ended September 30, 2023, the effective income tax rate was higher than the statutory rate of 21% due primarily to state taxes. For the nine months ended September 30, 2023, the effective income tax rate was lower than the statutory rate of 21% due primarily to nondeductible compensation expense, return to provision adjustments, foreign income taxed at different statutory rates and unconsolidated tax losses, partially offset by research credits and the realization of capital losses. For the three and nine months ended September 30, 2022, the Company recorded an income tax benefit of $26.1 million and $325.5 million, respectively, which represents an effective income tax rate of 28% and 22%, respectively. For the three months ended September 30, 2022, the effective income tax rate was higher than the statutory rate of 21% due primarily to the realization of a capital loss. For the nine months ended September 30, 2022, the effective income tax rate was higher than the statutory rate of 21% due primarily to state taxes, offset by the non-deductible portion of the Mosaic Group goodwill impairment charge.
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
At September 30, 2023 and December 31, 2022, unrecognized tax benefits, including interest and penalties, were $18.9 million and $16.6 million, respectively. Unrecognized tax benefits, including interest and penalties, at September 30, 2023 increased by $2.3 million due primarily to research credits, partially offset by settlements. If unrecognized tax benefits at September 30, 2023 are subsequently recognized, $17.9 million, net of related deferred tax assets and interest, would reduce income tax expense. The comparable amount at December 31, 2022 was $15.4 million. The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease by $0.8 million by September 30, 2024 due to expected settlements of which $0.7 million would reduce the income tax provision.
The Company regularly assesses the realizability of deferred tax assets considering all available evidence including, to the extent applicable, the nature, frequency and severity of prior cumulative losses, forecasts of future taxable income, tax filing status, the duration of statutory carryforward periods, available tax planning and historical experience. At September 30, 2023, the Company has a U.S. gross deferred tax asset of $840.4 million that the Company expects to fully utilize on a more likely than not basis. Of this amount, $525.5 million will be utilized upon the future reversal of deferred tax liabilities and the remaining net deferred tax asset of $314.9 million will be utilized based on forecasts of future taxable income. The Company's most significant net deferred tax asset that could expire relates to U.S. federal net operating loss ("NOL") carryforwards of $40.4 million. The Company expects to generate sufficient future taxable income of at least $192.6 million prior to the expiration of these NOLs, the majority of which expire between 2033 and 2036, to fully realize this deferred tax asset.
NOTE 9—LOSS PER SHARE
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

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The numerator and denominator of basic and diluted EPS computations for the Company’s common stock and Class B common stock are calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands, except per share data)
Basic EPS:
Numerator:
Net loss	$(392,022)	$(65,847)	$(68,333)	$(1,182,139)
Net loss attributable to noncontrolling interests	1,484	2,024	6,525	13,388
Net earnings attributed to unvested participating security	—	—	—	—
Net loss attributable to IAC common stock and Class B common stock shareholders	$(390,538)	$(63,823)	$(61,808)	$(1,168,751)

Denominator:
Weighted average basic IAC common stock and Class B common stock shares outstanding(a)	82,826	86,022	83,804	86,515

Loss per share attributable to IAC common stock and Class B common stock shareholders:
Loss per share	$(4.72)	$(0.74)	$(0.74)	$(13.51)

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands, except per share data)
Diluted EPS:
Numerator:
Net loss	$(392,022)	$(65,847)	$(68,333)	$(1,182,139)
Net loss attributable to noncontrolling interests	1,484	2,024	6,525	13,388
Net earnings attributed to unvested participating security	—	—	—	—
Impact from public subsidiaries' dilutive securities(b)	—	—	—	—
Net loss attributable to IAC common stock and Class B common stock shareholders	$(390,538)	$(63,823)	$(61,808)	$(1,168,751)

Denominator:
Weighted average basic IAC common stock and Class B common stock shares outstanding(a)	82,826	86,022	83,804	86,515
Dilutive securities(b)(c)	—	—	—	—
Denominator for earnings per share—weighted average shares(b)(c)	82,826	86,022	83,804	86,515

Loss per share attributable to IAC common stock and Class B common stock shareholders:
Loss per share	$(4.72)	$(0.74)	$(0.74)	$(13.51)
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
(b)    IAC has the option to settle certain Angi Inc. stock-based awards in its shares. The impact on net earnings relates to the settlement of Angi Inc.'s dilutive securities in IAC common shares. For the three and nine months ended September 30, 2023 and 2022, these Angi Inc. equity awards were anti-dilutive.
(c)    For the three and nine months ended September 30, 2023 and 2022, the Company had a loss from operations and, as a result, approximately 8.0 million and 8.0 million potentially dilutive securities, respectively, were excluded from computing diluted EPS because the impact would have been anti-dilutive. Accordingly, the weighted average basic shares outstanding were used to compute the EPS amounts for the three and nine months ended September 30, 2023 and 2022.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 10—FINANCIAL STATEMENT DETAILS
Cash and Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the balance sheet to the total amounts shown in the statement of cash flows:

	September 30, 2023	December 31, 2022	September 30, 2022	December 31, 2021
	(In thousands)
Cash and cash equivalents	$1,252,212	$1,417,390	$1,607,384	$2,118,730
Restricted cash included in other current assets	8,215	1,165	2,872	1,941
Restricted cash included in other non-current assets	371	7,514	6,815	1,193
Total cash and cash equivalents and restricted cash as shown on the statement of cash flows	$1,260,798	$1,426,069	$1,617,071	$2,121,864
Restricted cash included in "Other current assets" in the balance sheet at September 30, 2023 primarily consists of cash held in escrow related to the funded pension plan in the U.K and cash held related to insurance programs at Care.com. Restricted cash included in "Other non-current assets" in the balance sheet at September 30, 2023 consists of deposits related to leases.
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
Credit Losses
The following table presents the changes in the allowance for credit losses for the nine months ended September 30, 2023 and 2022, respectively:

	2023	2022
	(In thousands)
Balance at January 1	$50,971	$36,556
Current period provision for credit losses	71,294	87,657
Write-offs charged against the allowance	(83,178)	(73,390)
Recoveries collected	4,466	4,152
Other	12	(336)
Balance at September 30	$43,565	$54,639

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Accumulated Amortization and Depreciation
The following table provides the accumulated amortization and depreciation within the balance sheet:

Asset Category	September 30, 2023	December 31, 2022
	(In thousands)
Right-of-use assets included in other non-current assets	$243,218	$157,650
Capitalized software, equipment, buildings and leasehold improvements	$346,303	$274,473
Intangible assets	$737,581	$582,063
Other income (expense), net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Interest income	$18,342	$8,778	$52,612	$11,918
Unrealized increase (decrease) in the estimated fair value of a warrant	6,457	8,467	(1,274)	21,318
Net realized gains on sales of businesses, investments and upward (downward) adjustments to the carrying value of equity securities without readily determinable fair values	1,318	20,361	2,666	265
Net periodic pension benefit credit (cost), other than the service cost component(a)	743	1,871	217	(75,317)
Foreign exchange (losses) gains, net	(1,685)	(5,196)	396	(11,425)
Unrealized losses related to marketable equity securities	(257)	(13,972)	(145)	(8,316)
Other	537	(631)	5,717	(1,491)
Other income (expense), net	$25,455	$19,678	$60,189	$(63,048)
_____________________
(a)     Includes pre-tax actuarial gains of $1.0 million and $1.2 million related to the pension plans in the U.S. for the three and nine months ended September 30, 2023, respectively and includes a pre-tax actuarial gain of $2.6 million related to the funded pension plan in the U.S. for the three months ended September 30, 2022 and a pre-tax actuarial loss of $76.0 million related to the funded pension plans in the U.K. and U.S. for the nine months ended September 30, 2022. See "Note 7—Pension and Postretirement Benefit Plans" for additional information.
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

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 12—RELATED PARTY TRANSACTIONS
IAC and Angi Inc.
Allocation of CEO Compensation and Certain Expenses
Joseph Levin, CEO of IAC and Chairman of Angi Inc., was appointed CEO of Angi Inc. on October 10, 2022. As a result, for the three and nine months ended September 30, 2023, IAC allocated $2.6 million and $7.2 million, respectively, in costs to Angi Inc. (including salary, benefits, stock-based compensation and costs related to the CEO's office). These costs were allocated from IAC based upon time spent on Angi Inc. by Mr. Levin. Management considers the allocation method to be reasonable. The allocated costs also include costs directly attributable to Angi Inc. that were initially paid for by IAC and billed by IAC to Angi Inc.
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
IAC and Vimeo Inc. ("Vimeo")
In connection with the spin-off of Vimeo from IAC, the parties entered in several agreements to govern their relationship following the completion of the transaction, certain of which remain in effect and are as follows: a separation agreement, a tax matters agreement and an employee matters agreement. Following the completion of the transaction, Vimeo and IAC entered into certain commercial agreements, including lease agreements, which IAC believes are ordinary course and have been negotiated at arm's length. The Company and Vimeo are related parties because Mr. Diller is the beneficial owner of more than 10% of the voting interests in both IAC and Vimeo.
The Company has an outstanding receivable of $0.8 million due from Vimeo pursuant to the separation agreement at September 30, 2023 and December 31, 2022. This amount is included in "Other current assets" in the balance sheet and was paid in full in October 2023.
The Company charged Vimeo rent pursuant to lease agreements of $0.9 million and $2.6 million for the three and nine months ended September 30, 2023, respectively, and $0.7 million and $3.7 million for the three and nine months ended September 30, 2022, respectively. At September 30, 2023, the Company has an outstanding receivable of $0.2 million due from Vimeo pursuant to the lease agreements. This amount is included in "Other non-current assets" in the balance sheet. At December 31, 2022, there were no outstanding receivables due from Vimeo pursuant to the lease agreements.
IAC and Expedia
At September 30, 2023, the Company and Expedia each had a 50% ownership interest in two aircraft that may be used by both companies. Members of the aircraft flight crews are employed by an entity in which the Company and Expedia each have a 50% ownership interest. The Company and Expedia have agreed to share costs relating to flight crew compensation and benefits pro-rata according to each company’s respective usage of the aircraft, for which they are separately billed by the entity described above. The Company and Expedia are related parties because Mr. Diller serves as Chairman and Senior Executive of both IAC and Expedia. For the three and nine months ended September 30, 2023 and 2022, total payments made to this entity by the Company were not material.
In addition, Expedia may use certain aircraft owned 100% by a subsidiary of the Company on a cost basis. For the three and nine months ended September 30, 2023 and 2022, the payments made by Expedia to the Company pursuant to this arrangement were not material.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 13—SUBSEQUENT EVENT
On November 1, 2023, Angi Inc. completed the sale of 100% of its wholly-owned subsidiary Total Home Roofing, LLC ("THR") to a non-public third party. THR comprises the entirety of Angi Inc.'s Roofing segment.

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
Reportable Segments (for additional information see "Note 5—Segment Information" to the financial statements included in "Item 1—Consolidated Financial Statements"):
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
•Angi Inc. - a publicly traded company that connects quality home service professionals with consumers across more than 500 different categories, from repairing and remodeling homes to cleaning and landscaping. In the fourth quarter of 2022, the Angi Inc. segment presentation was changed to reflect the following operating segments: (i) Ads and Leads, (ii) Services, (iii) Roofing and (iv) International (consisting of businesses in Europe and Canada). Angi Inc.'s financial information for all prior periods, including the three and nine months ended September 30, 2022, included herein, has been recast to reflect this four operating segment presentation. At September 30, 2023, the Company’s economic and voting interests in Angi Inc. were 83.8% and 98.1%, respectively;
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
•Mosaic Group - a leading developer and provider of global subscription mobile applications. Mosaic Group's portfolio of applications includes some of the largest and most popular applications in the following verticals: Communications (RoboKiller, TapeACall, Trapcall), Language (iTranslate, Speak & Translate), Weather (Clime: NOAA Weather Radar Live, Weather Live), Business (PDF Hero, Scan Hero) and Lifestyle (Blossom, Pixomatic); and
•Vivian Health, Daily Beast, IAC Films and, for periods prior to its sale on November 9, 2022, Bluecrew.

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
Angi Inc.
•Ads and Leads Revenue - primarily reflects domestic consumer connection revenue for consumer matches, revenue from service professionals under contract for advertising and membership subscription revenue from service professionals and consumers.

•Services Revenue - primarily reflects domestic revenue from pre-priced offerings by which the consumer requests services through an Angi Inc. platform and Angi Inc. connects them with a service professional to perform the service. From January 1, 2020 through December 31, 2022, Services recorded revenue on a gross basis. Effective January 1, 2023, Angi Inc. modified the Services terms and conditions so that the service professional, rather than Angi Inc., has the contractual relationship with the consumer to deliver the service and Angi Inc.'s performance obligation to the consumer is to connect them with the service professional. This change in contractual terms requires revenue to be reported as the net amount of what is received from the consumer after deducting the amounts owed to the service professional providing the service effective for all arrangements entered into after December 31, 2022. There is no impact to operating loss or Adjusted EBITDA from this change in revenue recognition. For the three and nine months ended September 30, 2022, if Services revenue were recorded on a net basis, revenue would have been reduced by $64.8 million and $187.5 million, respectively.
•Roofing Revenue - primarily reflects revenue from the roof replacement business offering by which the consumer purchases services directly from Angi Inc. and Angi Inc. engages a service professional to perform the service. On November 1, 2023, Angi Inc. completed the sale of 100% of its wholly-owned subsidiary Total Home Roofing, LLC ("THR") to a non-public third party. THR comprises the entirety of Angi Inc.'s Roofing segment.
•International Revenue - primarily reflects revenue generated within the International segment (consisting of businesses in Europe and Canada), including consumer connection revenue for consumer matches and membership subscription revenue from service professionals and consumers.
•Service Requests - are (i) fully completed and submitted domestic service requests for connections with Ads and Leads service professionals, (ii) contacts to Ads and Leads service professionals generated via the service professional directory from unique users in unique categories (such that multiple contacts from the same user in the same category in the same day are counted as one Service Request) and (iii) requests to book Services jobs in the period.
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
Long-term debt (for additional information see "Note 3—Long-term Debt" to the financial statements included in "Item 1—Consolidated Financial Statements"):
•Dotdash Meredith Term Loan A - due December 1, 2026. At September 30, 2023 and December 31, 2022, the outstanding balance of the Dotdash Meredith Term Loan A was $319.4 million and $332.5 million, respectively, and bore interest at an adjusted term secured overnight financing rate ("Adjusted Term SOFR") plus 2.25%, or 7.60% and 5.91%, respectively. The Dotdash Meredith Term Loan A has quarterly principal payments.
•Dotdash Meredith Term Loan B - due December 1, 2028. At September 30, 2023 and December 31, 2022, the outstanding balance of the Dotdash Meredith Term Loan B was $1.23 billion and $1.24 billion, respectively, and bore interest at Adjusted Term SOFR, subject to a minimum of 0.50%, plus 4.00%, or 9.43% and 8.22%, respectively. The Dotdash Meredith Term Loan B has quarterly principal payments.

•Dotdash Meredith Revolving Facility - Dotdash Meredith's $150.0 million revolving credit facility expires on December 1, 2026. At September 30, 2023 and December 31, 2022, there were no outstanding borrowings under the Dotdash Meredith Revolving Facility.
•ANGI Group Senior Notes - on August 20, 2020, ANGI Group, LLC ("ANGI Group"), a direct wholly-owned subsidiary of Angi Inc., issued $500 million of its 3.875% Senior Notes due August 15, 2028, with interest payable February 15 and August 15 of each year.
Non-GAAP financial measure:
•Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") - is a non-GAAP financial measure. See "Principles of Financial Reporting" for the definition of Adjusted EBITDA and a reconciliation of net loss attributable to IAC shareholders to operating loss to Adjusted EBITDA for the three and nine months ended September 30, 2023 and 2022.
Dotdash Meredith Restructuring and Other Charges
Restructuring Charges
During 2023, Dotdash Meredith continued to incur costs related to a voluntary retirement program announced in the first quarter of 2022 and recorded adjustments to previously accrued amounts related to a reduction in force plan, for which the related expenses were accrued primarily in the fourth quarter of 2022.
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
For the three months ended September 30, 2023, Dotdash Meredith incurred restructuring charges of $0.6 million. For the nine months ended September 30, 2023, Dotdash Meredith incurred net restructuring charges of $0.8 million, including charges incurred of $3.5 million and reversals of previously recorded accrued costs of $2.7 million.
For the three and nine months ended September 30, 2022, Dotdash Meredith incurred restructuring charges of $24.7 million and $60.8 million, respectively, including $3.4 million and $36.5 million, respectively, of severance and related costs. At September 30, 2023, the cumulative restructuring charges incurred were $81.0 million.
For both the three and nine months ended September 30, 2022, restructuring charges included impairment charges of $21.3 million related to the consolidation of certain leased spaces following the Meredith acquisition, consisting of impairments of $14.3 million and $7.0 million of an right-of-use asset ("ROU asset") and related leasehold improvements, furniture and equipment, respectively, which are included in "General and administrative expense" and "Depreciation," respectively, in the statement of operations.

Other Charges
During the first quarter of 2023, Dotdash Meredith reassessed the sublease market assumptions and recorded impairment charges of $70.0 million related to certain unoccupied leased office space due to the continued decline in the commercial real estate market, consisting of impairments of $44.7 million and $25.3 million of an ROU asset and related leasehold improvements, furniture and equipment, respectively, which are included in "General and administrative expense" and "Depreciation," respectively, in the statement of operations.

See "Note 2—Financial Instruments and Fair Value Measurements" and "Note 6—Dotdash Meredith Restructuring Charges, Transaction-Related Expenses and Change-In-Control Payments" to the financial statements included in "Item 1—Consolidated Financial Statements" for additional information on the impairment charges and Dotdash Meredith restructuring, respectively.

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

Results of Operations for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022
Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	$ Change	% Change	2022	2023	$ Change	% Change	2022
	(Dollars in thousands)
Dotdash Meredith
Digital	$212,050	$(8,699)	(4)%	$220,749	$608,819	$(62,605)	(9)%	$671,424
Print	211,259	(40,212)	(16)%	251,471	625,046	(176,710)	(22)%	801,756
Intersegment eliminations	(5,852)	(717)	(14)%	(5,135)	(14,828)	1,272	8%	(16,100)
Total Dotdash Meredith	417,457	(49,628)	(11)%	467,085	1,219,037	(238,043)	(16)%	1,457,080
Angi Inc.
Domestic
Ads and Leads	291,993	(53,536)	(15)%	345,529	877,986	(104,151)	(11)%	982,137
Services	29,964	(75,928)	(72)%	105,892	91,890	(198,684)	(68)%	290,574
Roofing	21,400	(4,593)	(18)%	25,993	84,254	(21,076)	(20)%	105,330
Domestic intersegment eliminations	(794)	2,031	72%	(2,825)	(3,257)	3,195	50%	(6,452)
Total Domestic	342,563	(132,026)	(28)%	474,589	1,050,873	(320,716)	(23)%	1,371,589
International	29,274	5,827	25%	23,447	88,439	10,051	13%	78,388
Total Angi Inc.	371,837	(126,199)	(25)%	498,036	1,139,312	(310,665)	(21)%	1,449,977
Search	166,068	9,349	6%	156,719	495,579	(82,708)	(14)%	578,287
Emerging & Other	158,425	(22,395)	(12)%	180,820	460,359	(48,544)	(10)%	508,903
Intersegment eliminations	(2,446)	(687)	(39)%	(1,759)	(7,086)	(1,666)	(31)%	(5,420)
Total	$1,111,341	$(189,560)	(15)%	$1,300,901	$3,307,201	$(681,626)	(17)%	$3,988,827
For the three months ended September 30, 2023 compared to the three months ended September 30, 2022
•Dotdash Meredith revenue decreased 11% to $417.5 million due primarily to decreases of $40.2 million, or 16%, from Print and $8.7 million, or 4%, from Digital. The decrease from Print was driven by the planned reduction in the circulation of certain publications. The decrease from Digital was due primarily to decreases of $17.1 million, or 12%, in Advertising revenue and $1.9 million, or 7%, in Licensing and Other revenue, partially offset by an increase of $10.3 million, or 22%, in Performance Marketing revenue. The decrease in Advertising revenue was due primarily to lower programmatic revenue due to lower traffic, compared to the prior year period, driven by the Entertainment category and certain partner sites and declines in premium advertising sold through the Dotdash Meredith sales team. The decrease in Licensing and Other revenue was due primarily to lower royalties earned from retail partners. The increase in Performance Marketing revenue was due primarily to an increase in affiliate commerce commission revenue, partially offset by a decline in Performance Marketing revenue primarily in the Finance and Health categories.
•Angi Inc. revenue decreased 25% to $371.8 million due primarily to decreases of $75.9 million, or 72%, from Services, $53.5 million, or 15%, from Ads and Leads and $4.6 million, or 18%, from Roofing, partially offset by an increase of $5.8 million, or 25%, from International.
◦The Services decrease was due primarily to the change to net revenue reporting as described above under "Services Revenue" and a decrease of $27.1 million due primarily to the continued shift away from complex and less profitable offerings and lower Service Requests.
◦The Ads and Leads decrease was due primarily to a decrease of $59.4 million, or 23%, in consumer connection revenue due primarily to a decline in Monetized Transactions and a decline in service professionals in the Angi Inc. network, partially offset by an increase of $7.9 million, or 12%, in advertising revenue. The decrease in Monetized Transactions was as a result of an effort to rationalize sales to service professionals that are unprofitable as well as efforts to increase lead quality, including changes to certain demand channels, to enhance the user experience for both homeowners and service professionals. The increase in advertising revenue was due primarily to continued growth in sales and improved retention

◦The Roofing decrease was primarily due to a decline in projects and a strategic shift in operations to select markets.
◦The International increase was driven by a larger service professional network and higher revenue per service professional.
•Search revenue increased 6% to $166.1 million due to an increase of $12.6 million, or 9%, from Ask Media Group, partially offset by a decrease of $3.3 million, or 15%, from Desktop. The increase from Ask Media Group was due to higher marketing from affiliate partners driving higher visitors to ad supported search and content websites. The decrease from Desktop was due primarily to the Google policy changes and the subsequent discontinuing of new products described above under "Services Agreement with Google (the "Services Agreement")."
•Emerging & Other revenue decreased 12% to $158.4 million due primarily to the inclusion of Bluecrew in the prior year period, which was sold on November 9, 2022, and decreases in revenue at Mosaic Group and IAC Films, partially offset by an increase in revenue of 4% to $101.6 million at Care.com and 40% growth at Vivian Health.
For the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022
•Dotdash Meredith revenue decreased 16% to $1.2 billion due primarily to decreases of $176.7 million, or 22%, from Print and $62.6 million, or 9%, from Digital. The decrease from Print was due to the planned reduction in circulation of certain publications and the discontinuation of others in the first quarter of 2022. The decrease from Digital was due primarily to a decrease of $67.7 million, or 15%, in Advertising revenue resulting primarily from lower programmatic revenue as a result of traffic declines in the first quarter of 2023 due to COVID-19 supported traffic levels in early 2022 and traffic declines in the second and third quarters of 2023 driven primarily by the Entertainment category and certain partner sites, and declines in premium advertising sold through the Dotdash Meredith sales team.
•Angi Inc. revenue decreased 21% to $1.1 billion due primarily to decreases of $198.7 million, or 68%, from Services, $104.2 million, or 11%, from Ads and Leads and $21.1 million, or 20%, from Roofing, partially offset by an increase of $10.1 million or 13% from International.
◦The Services decrease was due primarily to the change to net revenue reporting described above under "Services Revenue" and a decrease of $69.6 million due primarily to the continued shift away from complex and less profitable offerings and lower Service Requests.
◦The Ads and Leads decrease was due primarily to a decrease of $112.7 million, or 15%, in consumer connection revenue due primarily to the factors described above in the three-month discussion.
◦The Roofing decrease was primarily due to the factors described above in the three-month discussion.
◦The International increase was driven by the factors described above in the three-month discussion.
•Search revenue decreased 14% to $495.6 million due to decreases of $63.1 million, or 13%, from Ask Media Group and $19.7 million, or 25%, from Desktop. The decrease from Ask Media Group was due to a reduction in marketing by affiliate partners driving fewer visitors to ad supported search and content websites. The decrease from Desktop was due primarily to the factors described above in the three-month discussion.
•Emerging & Other revenue decreased 10% to $460.4 million due primarily to the inclusion of Bluecrew in the prior year period and decreases in revenue at Mosaic Group and Daily Beast, partially offset by an increase of 4% to $283.7 million at Care.com, growth of 46% at Vivian Health and increased revenue at IAC Films, due primarily to Everything Everywhere All at Once.

Cost of revenue (exclusive of depreciation shown separately below)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	$ Change	% Change	2022	2023	$ Change	% Change	2022
	(Dollars in thousands)
Cost of revenue (exclusive of depreciation shown separately below)	$342,353	$(108,892)	(24)%	$451,245	$1,038,360	$(456,995)	(31)%	$1,495,355
As a percentage of revenue	31%			35%	31%			37%
For the three months ended September 30, 2023 compared to the three months ended September 30, 2022
Cost of revenue in 2023 decreased from 2022 due to decreases of $80.3 million from Angi Inc., $39.0 million from Dotdash Meredith and $18.1 million from Emerging & Other, partially offset by an increase of $28.5 million from Search.
•The Angi Inc. decrease was due primarily to decreases of $72.8 million from Services and $5.9 million from Roofing.
◦The Services decrease was due primarily to a $66.2 million decrease in payments to third-party professional service providers due primarily to the change to net revenue reporting effective January 1, 2023, described above. Additionally, payments to third-party professional service providers decreased as a result of the shift away from complex and less profitable offerings.
◦The Roofing decrease was due primarily to the reduction in revenue discussed above that resulted in decreases of $2.3 million and $1.0 million in roofing materials and third-party contractor costs, respectively.
•The Dotdash Meredith decrease was due primarily to decreases of $21.1 million from Print and $17.9 million from Digital. The decrease from Print was due primarily to a decrease of $13.5 million in production and distribution costs (postage, printing, paper and content) due to the planned reduction in the circulation of certain publications. Print was further impacted by decreases of $3.5 million in third-party advertising campaign fulfillment costs due to lower project-related revenue and $3.0 million in compensation expense due to the voluntary retirement program in the first quarter of 2022 and the reduction in force described above under "Dotdash Meredith Restructuring and Other Charges." The decrease from Digital was due primarily to decreases of $11.5 million in traffic acquisition costs and $4.0 million in content creation costs due primarily to lower revenue.
•The Emerging & Other decrease was primarily due to the inclusion in the prior year period of $16.1 million in expense from Bluecrew, which was sold on November 9, 2022.
•The Search increase was due primarily to an increase in traffic acquisition costs of $28.5 million at Ask Media Group due primarily to an increase in the proportion of revenue earned from affiliate partners who direct traffic to our websites.
For the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022
Cost of revenue in 2023 decreased from 2022 due to decreases of $233.4 million from Angi Inc., $141.2 million from Dotdash Meredith, $45.2 million from Emerging & Other and $37.2 million from Search.
•The Angi Inc. decrease was due primarily to decreases of $206.8 million from Services and $22.4 million from Roofing.
◦The Services decrease was due primarily to a $186.9 million decrease in payments to third-party professional service providers due primarily to the change to net revenue reporting effective January 1, 2023, described above. Additionally, payments to third-party professional service providers decreased as a result of the shift away from complex and less profitable offerings.
◦The Roofing decrease was due primarily to decreases of $11.0 million and $6.0 million in roofing materials and third-party contractor costs, respectively.

•The Dotdash Meredith decrease was due primarily to decreases of $90.1 million from Print and $51.3 million from Digital. The decrease from Print was due primarily to decreases of $54.4 million in production and distribution costs (postage, printing, paper and content) due to the discontinuation of several publications in the first quarter of 2022 and the planned reduction in circulation of others. Print was further impacted by decreases of $20.2 million in compensation expense and $9.6 million in third-party advertising campaign fulfillment costs due to the factors described above in the three-month discussion. The decrease from Digital was due primarily to decreases of $28.7 million in traffic acquisition costs, $8.6 million in compensation expense and $8.1 million in content creation costs. The decreases in traffic acquisition costs and content creation costs were due to the factors described above in the three-month discussion. The decrease in compensation expense was due primarily to lower headcount due to the voluntary retirement program in the first quarter of 2022 and the reduction in force described above under "Dotdash Meredith Restructuring and Other Charges."
•The Emerging & Other decrease was primarily due to the inclusion in the prior year period of $43.7 million in expense from Bluecrew.
•The Search decrease was due primarily to a decrease in traffic acquisition costs of $33.9 million at Ask Media Group due primarily to a decrease in the proportion of revenue earned from affiliate partners who direct traffic to our websites.
Selling and marketing expense

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	$ Change	% Change	2022	2023	$ Change	% Change	2022
	(Dollars in thousands)
Selling and marketing expense	$407,355	$(79,477)	(16)%	$486,832	$1,224,606	$(258,163)	(17)%	$1,482,769
As a percentage of revenue	37%			37%	37%			37%
For the three months ended September 30, 2023 compared to the three months ended September 30, 2022
Selling and marketing expense in 2023 decreased from 2022 due primarily to decreases of $30.4 million from Angi Inc., $22.4 million from Dotdash Meredith, $14.2 million from Emerging & Other and $11.7 million from Search.
•The Angi Inc. decrease was due primarily to decreases of $21.3 million from Ads and Leads and $9.7 million from Services.
◦The Ads and Leads decrease was due primarily to a decrease of $18.4 million in advertising expense. The decrease in advertising expense was due primarily to a decrease of $32.8 million in online marketing spend due to increased efficiency, partially offset by an increase of $15.8 million in television spend due to efforts to build awareness of the Angi Inc. brand.
◦The Services decrease was due primarily to decreases of $5.6 million in compensation expense, $5.1 million in consulting fees and outsourced personnel costs and $2.3 million in advertising expense, partially offset by an increase of $4.1 million in service guarantee expense. The decrease in compensation expense was due primarily to lower headcount. The decreases in consulting fees and outsourced personnel costs were due to $1.8 million less in phone-based sales wages primarily resulting from increased reliance on more profitable digital conversion channels and $2.8 million less due to streamlined fulfillment operations, partially driven by fewer complex services. The decrease in advertising expense was primarily due to a decrease of $1.5 million in service professional marketing spend. The increase in service guarantee expense is due to the aforementioned change in contractual terms and conditions resulting in the change to net revenue reporting such that this expense is no longer a component of cost of revenue, which is where the expense was recorded prior to January 1, 2023.
•The Dotdash Meredith decrease was due primarily to decreases of $7.4 million in subscription acquisition costs and $4.0 million in compensation expense from Print and a decrease of $3.4 million in compensation expense from Digital. The decrease in subscription acquisition costs was driven by lower commission payments made to third-party agents that sell magazine subscriptions due to the planned reduction in the circulation of certain publications. The decrease in compensation expense was due primarily to the voluntary retirement program in the first quarter of 2022 described above under "Dotdash Meredith Restructuring and Other Charges."

•The Emerging & Other decrease was due primarily to a decrease in online marketing spend of $5.5 million at Mosaic Group, a decrease in offline marketing spend of $2.8 million at IAC Films and the inclusion in the prior year period of $4.0 million in expense from Bluecrew, which was sold on November 9, 2022.
•The Search decrease was primarily due to a decrease of $10.8 million in online marketing spend at Ask Media Group.
For the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022
Selling and marketing expense in 2023 decreased from 2022 due primarily to decreases of $115.3 million from Dotdash Meredith, $89.7 million from Angi Inc., $38.6 million from Emerging & Other and $11.9 million from Search.
•The Dotdash Meredith decrease was due primarily to decreases of $75.9 million in subscription acquisition costs and $23.3 million in compensation expense from Print and a decrease of $7.8 million in compensation expense from Digital. The decrease in subscription acquisition costs was driven by the factor described above in the three-month discussion and the discontinuation of several publications in the first quarter of 2022. The decrease in compensation expense was due to the factor described above in the three-month discussion and the reduction in force described above under "Dotdash Meredith Restructuring and Other Charges."
•The Angi Inc. decrease was due primarily to decreases of $49.4 million from Ads and Leads, $26.5 million from Services, $7.2 million from Roofing and $7.0 million from International.
◦The Ads and Leads decrease was due primarily to decreases of $51.4 million in advertising expense and $4.2 million in consulting fees, partially offset by an increase of $7.9 million in compensation expense. The decrease in advertising expense was due primarily to a decrease of $76.2 million in online marketing spend, partially offset by an increase of $24.6 million in television spend driven primarily due to the factors described above in the three-month discussion. The decrease in consulting fees was due primarily to a decrease in marketing and branding consultancy fees. The increase in compensation expense was due primarily to increased sales commissions due to the immediate expensing of commissions within the Ads business for certain transactions beginning October 1, 2022.
◦The Services decrease was due primarily to decreases of $16.3 million in consulting fees and outsourced personnel costs, $13.8 million in compensation expense and $5.2 million in advertising expense, partially offset by an increase of $11.4 million in service guarantee expense. The decreases in consulting fees and outsourced personnel costs were due to $10.5 million less phone-based sales wages primarily resulting from increased reliance on more profitable digital conversion channels and $5.2 million less due to streamlined fulfillment operations, partially offset by fewer complex services. The decreases in compensation expense and advertising expense and the increase in service guarantee expense were primarily due to the factors described above in the three-month discussion.
◦The Roofing decrease was due primarily to a decrease of $3.3 million in compensation expense due to a reduction in headcount and a strategic shift in operations to select markets.
◦The International decrease was due primarily to a decrease of $10.3 million in advertising expense due primarily to decreases of $6.2 million and $4.5 million in online marketing spend and television spend, respectively, partially offset by an increase of $2.7 million in compensation expense.
•The Emerging & Other decrease was due primarily to decreases of $17.6 million and $3.2 million in online marketing spend and television spend, respectively, at Mosaic Group, the inclusion in the prior year period of $12.0 million in expense from Bluecrew and a decrease of $7.0 in television spend at Care.com, partially offset by an increase of $2.4 million in online marketing spend at Vivian Health.
•The Search decrease was primarily to a decrease of $10.0 million in online marketing spend at Ask Media Group.

General and administrative expense

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	$ Change	% Change	2022	2023	$ Change	% Change	2022
	(Dollars in thousands)
General and administrative expense	$210,507	$(53,226)	(20)%	$263,733	$701,749	$(60,314)	(8)%	$762,063
As a percentage of revenue	19%			20%	21%			19%
For the three months ended September 30, 2023 compared to the three months ended September 30, 2022
General and administrative expense in 2023 decreased from 2022 due primarily to decreases of $25.8 million from Angi Inc. and $25.0 million from Dotdash Meredith.
•The Angi Inc. decrease was due primarily to a decrease of $22.8 million from Ads and Leads due primarily to decreases of $14.1 million in the provision for credit losses, $6.4 million in legal expense, $2.6 million in compensation expense and $2.3 million in outsourced personnel costs. The decrease in the provision for credit losses was due primarily to lower revenue and improved collection rates. The decrease in compensation expense was due primarily to lower headcount. The decrease in outsourced personnel costs was due primarily to a reduction in third-party providers.
•The Dotdash Meredith decrease was due primarily to the inclusion in 2022 of $15.7 million in restructuring costs, including a $14.3 million impairment of a ROU asset at Digital related to the consolidation of certain leased spaces following the Meredith acquisition, and a decrease in expense in 2023 of $8.0 million due to the reversal of certain indemnification liabilities established for tax contingencies in connection with the acquisition of Meredith.
For the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022
General and administrative expense in 2023 decreased from 2022 due primarily to decreases of $55.6 million from Angi Inc., $2.7 million from Emerging & Other and $2.3 million from Dotdash Meredith.
•The Angi Inc. decrease was due primarily to decreases of $44.8 million from Ads and Leads and $8.9 million from Services.
◦The Ads and Leads decrease was due primarily to decreases of $15.0 million in compensation expense, $14.9 million in the provision of credit losses, $9.0 million of legal expense and $3.8 million in outsourced personnel costs. The decreases in compensation expense, provision of credit losses and outsourced personnel costs were due primarily to the factors described above in the three-month discussion.
◦The Services decrease was due primarily to decreases of $7.2 million in compensation expense and $3.9 million in the provision for credit losses. The decrease in compensation expense was due primarily to lower headcount. The decrease in the provision for credit losses was due primarily to improved collection rates and lower revenue.
•The Emerging & Other decrease was due primarily to the inclusion in the prior year period of $5.9 million in expense from Bluecrew and a decrease of $2.7 million in compensation expense at Vivian Health, partially offset by $3.3 million in consulting costs at IAC Films and the inclusion in the prior year period of a $3.2 million gain at Care.com related to the termination of a lease. The decrease in compensation expense at Vivian Health was due primarily to a $7.1 million charge related to the sale of equity interests held by certain members of its management and the settlement of certain employee stock-based awards in conjunction with the equity raise in the second quarter of 2022, partially offset by an increase of $4.4 million in payroll-related expenses due to higher headcount.
•The Dotdash Meredith decrease was due primarily to an impairment charge at Other (unallocated corporate costs) of $44.7 million of a ROU asset related to unoccupied lease space recognized in the first quarter of 2023, partially offset by inclusion in 2022 of $24.6 million in restructuring costs related to activities described above under "Dotdash Meredith Restructuring and Other Charges" and the inclusion of $5.8 million in 2022 of transaction-related costs related to the acquisition of Meredith and a decrease in expense in 2023 of $8.0 million due to the reversal of certain indemnification liabilities described above in the three-month discussion.

Product development expense

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	$ Change	% Change	2022	2023	$ Change	% Change	2022
	(Dollars in thousands)
Product development expense	$79,714	$4,287	6%	$75,427	$250,899	$10,276	4%	$240,623
As a percentage of revenue	7%			6%	8%			6%
For the three months ended September 30, 2023 compared to the three months ended September 30, 2022
Product development expense in 2023 increased from 2022 due to an increase of $5.7 million from Angi Inc., partially offset by a decrease of $1.4 million from Emerging & Other.
•The Angi Inc. increase was due primarily to an increase of $4.5 million from Ads and Leads due primarily to an increase in compensation expense of $3.9 million related primarily to increased spend on projects that did not meet capitalization requirements.
•The Emerging & Other decrease was due primarily to the inclusion in the prior year period of $2.6 million of expense at Bluecrew, which was sold on November 9, 2022, partially offset by an increase of $1.6 million in compensation expense at Vivian Health due primarily to an increase in headcount.
For the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022
Product development expense in 2023 increased from 2022 due primarily to increases of $17.7 million from Angi Inc. and $2.5 million from Dotdash Meredith, partially offset by a decrease of $10.9 million from Emerging & Other.
•The Angi Inc. increase was due primarily to an increase of $15.9 million from Ads and Leads due primarily to an increase in compensation expense of $17.0 million due primarily to the factor described in the three-month discussion.
•The Dotdash Meredith increase was due primarily to an increase of $1.8 million from Digital due primarily to an increase in compensation expense of $4.0 million related to primarily to an increase in headcount and a decrease in compensation expense that qualified for capitalization, partially offset by a decrease of $1.7 million in software maintenance.
•The Emerging & Other decrease was due primarily to the inclusion in the prior year period of $7.6 million of expense at Bluecrew.
Depreciation

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	$ Change	% Change	2022	2023	$ Change	% Change	2022
	(Dollars in thousands)
Depreciation	$33,776	$6,209	23%	$27,567	$136,231	$49,376	57%	$86,855
As a percentage of revenue	3%			2%	4%			2%
For the three months ended September 30, 2023 compared to the three months ended September 30, 2022
Depreciation increased in 2023 from 2022 due primarily to increases of $4.8 million at Angi Inc. and $1.8 million at Dotdash Meredith. The increase at Angi Inc. was due primarily to investments in capitalized software which are being depreciated over an average useful life of two years. The increase at Dotdash Meredith was due primarily to an increase in depreciation as a result of the reclassification in the prior year of certain acquired capitalized software from depreciable assets to intangible assets in connection with the completion of purchase accounting related to the acquisition of Meredith, partially offset by the inclusion of a $7.0 million impairment recorded in the third quarter of 2022 of leasehold improvements and furniture and equipment related to the consolidation of certain leased spaces, as described above under "Dotdash Meredith Restructuring and Other Charges."

For the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022
Depreciation increased in 2023 from 2022 due primarily to increases of $25.8 million at Dotdash Meredith and $25.1 million at Angi Inc. The increase at Dotdash Meredith was due primarily to an impairment of leasehold improvements and furniture and equipment of $25.3 million in the first quarter of 2023 related to unoccupied leased space and a $4.2 million write-off of certain leasehold improvements and furniture and equipment during the second quarter of 2023, partially offset by the inclusion of a $7.0 million impairment recorded in the third quarter of 2022 of leasehold improvements and furniture and equipment related to the consolidation of certain leased spaces, as described above under "Dotdash Meredith Restructuring and Other Charges." The increase at Angi Inc. was due primarily to an increase in capitalized software projects placed in service and investments in capitalized software.
Operating income (loss)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	$ Change	% Change	2022	2023	$ Change	% Change	2022
	(Dollars in thousands)
Dotdash Meredith
Digital	$1,467	$105,912	NM	$(104,445)	$(10,361)	$84,856	89%	$(95,217)
Print	2,003	(25,322)	(93)%	27,325	(4,697)	26,412	85%	(31,109)
Other	(7,043)	11,335	62%	(18,378)	(117,569)	(64,645)	(122)%	(52,924)
Total Dotdash Meredith	(3,573)	91,925	96%	(95,498)	(132,627)	46,623	26%	(179,250)
Angi Inc.
Domestic
Ads and Leads	8,115	(14,639)	(64)%	22,754	26,386	(35,146)	(57)%	61,532
Services	(3,887)	6,893	64%	(10,780)	(21,514)	36,067	63%	(57,581)
Roofing	(2,246)	6,299	74%	(8,545)	(3,137)	15,347	83%	(18,484)
Other	(14,854)	688	4%	(15,542)	(46,361)	294	1%	(46,655)
Total Domestic	(12,872)	(759)	(6)%	(12,113)	(44,626)	16,562	27%	(61,188)
International	2,764	1,709	162%	1,055	7,365	12,078	NM	(4,713)
Total Angi Inc.	(10,108)	950	9%	(11,058)	(37,261)	28,640	43%	(65,901)
Search	12,011	(7,074)	(37)%	19,085	36,742	(33,719)	(48)%	70,461
Emerging & Other	2,852	4,429	NM	(1,577)	17,650	132,052	NM	(114,402)
Corporate	(33,919)	1,713	5%	(35,632)	(108,310)	2,232	2%	(110,542)
Total	$(32,737)	$91,943	74%	$(124,680)	$(223,806)	$175,828	44%	$(399,634)

As a percentage of revenue	(3)%			(10)%	(7)%			(10)%
_____________________
NM = Not meaningful

For the three months ended September 30, 2023 compared to the three months ended September 30, 2022
Operating loss decreased $91.9 million to a loss of $32.7 million due primarily to an increase in Adjusted EBITDA of $45.6 million, described below, and decreases of $59.4 million in amortization of intangibles and $2.2 million in stock-based compensation expense, partially offset by a goodwill impairment of $9.0 million at Mosaic Group and an increase of $6.2 million in depreciation. The decrease in the amortization of intangibles was due primarily to a higher expense in the third quarter of 2022 at Dotdash Meredith resulting from fair value adjustments recorded during the measurement period to identifiable intangible assets in connection with the completion of purchase accounting related to the acquisition of Meredith, partially offset by a $7.6 million indefinite-lived intangible asset impairment at the Dotdash Meredith Digital segment in the third quarter of 2023. The decrease in stock-based compensation expense was due primarily to lower expense at Angi Inc.'s Services segment due to a reduction in headcount as a result of the shift away from complex and less profitable offerings. The goodwill impairment at Mosaic Group is a result of the projected reduction in future revenue and profits from the business and lower trading multiples of a selected peer group of companies. The increase in depreciation was due primarily to investments in capitalized software at Angi Inc. and the reclassification in the prior year of certain acquired capitalized software from depreciable assets to intangible assets in connection with the completion of purchase accounting related to the acquisition of Meredith, partially offset by the inclusion of a $7.0 million impairment recorded in the third quarter of 2022 of leasehold improvements and furniture and equipment related to the consolidation of certain leased spaces, as described above under "Dotdash Meredith Restructuring and Other Charges."
For the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022
Operating loss decreased $175.8 million to a loss of $223.8 million due primarily to a net decrease in goodwill impairments of $77.7 million at Mosaic Group ($9.0 million in 2023 compared to $86.7 million in 2022), an increase in Adjusted EBITDA of $79.8 million, described below, and decreases of $63.9 million in amortization of intangibles and $4.4 million in stock-based compensation expense, partially offset by an increase of $49.4 million in depreciation and income of $0.6 million in 2022 related to an acquisition-related contingent consideration fair value adjustment. The goodwill impairments in 2023 and 2022 at Mosaic Group were due to the projected reduction in future revenue and profits from the business and lower trading multiples of a selected peer group of companies. The decrease in the amortization of intangibles was due primarily to lower expense at Dotdash Meredith due to the factors described above in the three-month discussion, and lower expense at Care.com and Angi Inc.'s Services segment due to certain intangible assets becoming fully amortized, partially offset by a $7.6 million indefinite-lived intangible asset impairment at the Dotdash Meredith Digital segment in the third quarter of 2023. The decrease in stock-based compensation expense was due primarily to lower expense at Angi Inc.'s Services segment due to the reduction in headcount described above in the three-month discussion. The increase in depreciation was due primarily to the impairment of leasehold improvements and furniture and equipment of $25.3 million at Dotdash Meredith in the first quarter of 2023 related to unoccupied leased space, a $4.2 million write-off of certain leasehold improvements and furniture and equipment during the second quarter of 2023 and an increase in expense at Angi Inc. due primarily to an increase in capitalized software projects placed in service and investments in capitalized software, partially offset by the inclusion of a $7.0 million impairment at Dotdash Meredith recorded in the third quarter of 2022 described above in the three-months discussion.
See "Note 2—Financial Instruments and Fair Value Measurements" to the financial statements included in "Item 1—Consolidated Financial Statements" for additional information on the Mosaic Group goodwill impairment and the Dotdash Meredith Digital indefinite-lived intangible asset impairment.
At September 30, 2023, there was $289.6 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 4.0 years.

Adjusted EBITDA

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	$ Change	% Change	2022	2023	$ Change	% Change	2022
	(Dollars in thousands)				(Dollars in thousands)
Dotdash Meredith
Digital	$51,830	$29,228	129%	$22,602	$127,067	$18,349	17%	$108,718
Print	19,267	(3,830)	(17)%	23,097	48,011	29,129	154%	18,882
Other	(2,834)	11,672	80%	(14,506)	(75,840)	(27,134)	(56)%	(48,706)
Total Dotdash Meredith	68,263	37,070	119%	31,193	99,238	20,344	26%	78,894
Angi Inc.
Domestic
Ads and Leads	32,198	(11,146)	(26)%	43,344	100,204	(19,629)	(16)%	119,833
Services	3,534	5,476	NM	(1,942)	3,066	37,488	NM	(34,422)
Roofing	(1,983)	5,888	75%	(7,871)	(2,456)	13,531	85%	(15,987)
Other	(11,933)	617	5%	(12,550)	(37,396)	706	2%	(38,102)
Total Domestic	21,816	835	4%	20,981	63,418	32,096	102%	31,322
International	4,046	2,145	113%	1,901	11,237	13,157	NM	(1,920)
Total Angi Inc.	25,862	2,980	13%	22,882	74,655	45,253	154%	29,402
Search	12,033	(7,078)	(37)%	19,111	36,806	(33,722)	(48)%	70,528
Emerging & Other	14,970	12,545	517%	2,425	36,057	49,776	NM	(13,719)
Corporate	(20,754)	76	—%	(20,830)	(67,073)	(1,833)	(3)%	(65,240)
Total	$100,374	$45,593	83%	$54,781	$179,683	$79,818	80%	$99,865

As a percentage of revenue	9%			4%	5%			3%
For a reconciliation of net loss attributable to IAC shareholders to operating loss to Adjusted EBITDA, see "Principles of Financial Reporting." For a reconciliation of operating income (loss) to Adjusted EBITDA for the Company's reportable segments, see "Note 5—Segment Information" to the financial statements included in "Item 1—Consolidated Financial Statements."
For the three months ended September 30, 2023 compared to the three months ended September 30, 2022
•Dotdash Meredith Adjusted EBITDA increased $37.1 million to $68.3 million due to an increase in Adjusted EBITDA of $29.2 million from Digital and reduced Adjusted EBITDA losses of $11.7 million from Other (unallocated corporate costs), partially offset by a decrease in Adjusted EBITDA of $3.8 million from Print.
◦The Digital Adjusted EBITDA increase was due primarily to lower operating expenses and the inclusion in 2022 of $15.0 million of restructuring charges and transaction-related expenses, including a $14.3 million impairment of a ROU asset related to the consolidation of certain leased spaces following the Meredith acquisition.
◦The Other (unallocated corporate costs) Adjusted EBITDA loss decrease was due primarily to a decrease in expense in 2023 of $8.0 million due to the reversal of certain indemnification liabilities established for tax contingencies in connection with the acquisition of Meredith and the inclusion in 2022 of $1.6 million of restructuring charges and transaction-related expenses.
◦The Print Adjusted EBITDA decrease was due primarily to revenue declines, partially offset by lower operating expenses driven by the reduction in the circulation of certain publications and the inclusion in 2022 of $1.9 million of restructuring charges and transaction-related expenses.
See "Note 6—Dotdash Meredith Restructuring Charges, Transaction-Related Expenses and Change-In-Control Payments" to the financial statements included in "Item 1—Consolidated Financial Statements" for additional information on Dotdash Meredith restructuring charges.

•Angi Inc. Adjusted EBITDA increased $3.0 million to $25.9 million due primarily to reduced Adjusted EBITDA losses of $5.9 million from Roofing and increases in Adjusted EBITDA of $5.5 million and $2.1 million from Services and International, respectively, partially offset by a decrease in Adjusted EBITDA of $11.1 million from Ads and Leads.
◦The Roofing Adjusted EBITDA loss decrease was due primarily to lower selling and marketing expenses and general and administrative expense due to headcount rationalization and a strategic shift of operations to select markets.
◦The Services Adjusted EBITDA increase was due primarily to pricing and fulfillment optimization efforts over the past year and lower operating expenses due to a reduced overall cost base as a result of a shift away from complex and less profitable offerings.
◦The International Adjusted EBITDA increase was due primarily to an increase in revenue and lower selling and marketing expense due to more efficient marketing spend.
◦The Ads and Leads Adjusted EBITDA decrease was due primarily to a decrease in revenue, partially offset by lower general and administrative expense due to a decrease in the provision for credit losses and lower compensation expense and lower selling and marketing expense due to improved marketing efficiency.
•Search Adjusted EBITDA decreased 37% to $12.0 million due primarily to a decrease in Desktop revenue resulting from the wind-down of the B2C business and an increase in traffic acquisition costs at Ask Media Group as a result of higher revenue share rates.
•Emerging & Other Adjusted EBITDA increased $12.5 million to $15.0 million due primarily to the sale of Bluecrew, which had Adjusted EBITDA losses of $7.4 million in the prior year period, and higher profits at Mosaic Group and Care.com.
For the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022
•Dotdash Meredith Adjusted EBITDA increased $20.3 million to $99.2 million due to increases in Adjusted EBITDA of $29.1 million and $18.3 million from Print and Digital, respectively, partially offset by an increase in Adjusted EBITDA losses of $27.1 million from Other (unallocated corporate costs).
◦The Print Adjusted EBITDA increase was due primarily to the inclusion in 2022 of $27.2 million of restructuring charges and transaction-related expenses.
◦The Digital Adjusted EBITDA increase was due primarily to decreases in traffic acquisition costs, compensation expense and the inclusion in 2022 of $22.9 million of restructuring charges and transaction-related expenses, including a $14.3 million impairment of a ROU asset described above in the three-month discussion.
◦The Other (unallocated corporate costs) Adjusted EBITDA loss increase was due primarily to an impairment charge of $44.7 million of a ROU asset related to unoccupied lease space recognized in the first quarter of 2023, partially offset by the inclusion in 2022 of $9.7 million of restructuring charges and transaction-related expenses and a decrease in expense in 2023 of $8.0 million due to the reversal of certain indemnification liabilities described above in the three-month discussion.
See "Note 6—Dotdash Meredith Restructuring Charges, Transaction-Related Expenses and Change-In-Control Payments" to the financial statements included in "Item 1—Consolidated Financial Statements" for additional information on Dotdash Meredith restructuring charges.
•Angi Inc. Adjusted EBITDA increased $45.3 million to $74.7 million due primarily to increases in Adjusted EBITDA of $37.5 million and $13.2 million from Services and International, respectively, and reduced Adjusted EBITDA losses of $13.5 million from Roofing, partially offset by a decrease in Adjusted EBITDA of $19.6 million from Ads and Leads.
◦The Services Adjusted EBITDA increase was due primarily to pricing and fulfillment optimization efforts and lower operating expenses described above in the three-month discussion.

◦The International Adjusted EBITDA increase was due an increase in revenue and lower selling and marketing expense.
◦The Roofing Adjusted EBITDA loss decrease was due primarily to the factors described above in the three-month discussion.
◦The Ads and Leads Adjusted EBITDA decrease was due primarily to lower revenue, partially offset by lower selling and marketing expense and lower general and administrative expense described above in the three-month discussion.
•Search Adjusted EBITDA decreased 48% to $36.8 million due primarily to lower revenue at Ask Media Group due to a reduction in marketing by affiliate partners driving fewer visitors to ad supported search and content websites and at Desktop resulting from the wind-down of the B2C business.
•Emerging & Other Adjusted EBITDA increased $49.8 million to $36.1 million from a loss of $13.7 million due primarily to the sale of Bluecrew, which had Adjusted EBITDA losses of $20.7 million in the prior year period, higher profits at Care.com and Mosaic Group and the inclusion in the second quarter of 2022 of a $9.8 million charge at Vivian Health related to the sale of equity interests held by certain members of its management and the settlement of certain employee stock-based awards in conjunction with the equity raise in April 2022.
•Corporate Adjusted EBITDA loss increased $1.8 million to $67.1 million due primarily to increased compensation expense.
Interest expense

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	$ Change	% Change	2022	2023	$ Change	% Change	2022
	(Dollars in thousands)
Interest expense	$40,157	$10,724	36%	$29,433	$117,406	$42,544	57%	$74,862
For the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022
Interest expense in 2023 increased from 2022 due primarily to an increase in interest rates from 6.61% and 4.86% at September 30, 2022 to 9.43% and 7.60% at September 30, 2023 on the Dotdash Meredith Term Loan B and Dotdash Meredith Term Loan A, respectively.
Unrealized (loss) gain on investment in MGM Resorts International ("MGM")

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	$ Change	% Change	2022	2023	$ Change	% Change	2022
	(Dollars in thousands)
Unrealized (loss) gain on investment in MGM Resorts International	$(463,421)	$(505,944)	NM	$42,523	$209,057	$1,179,169	NM	$(970,112)

For the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022
The Company's investment in MGM is accounted for as a marketable equity security. The Company recognized an unrealized pre-tax loss and gain on its investment in MGM of $463.4 million and $209.1 million for the three and nine months ended September 30, 2023, respectively, and an unrealized pre-tax gain and loss of $42.5 million and $970.1 million for the three and nine months ended September 30, 2022, respectively, which were due to changes in the price of MGM's common stock as reported on the New York Stock Exchange. As of September 30, 2023, the Company owns approximately 64.7 million common shares in MGM. Based on the number of MGM shares outstanding at June 30, 2023, the Company owns 18.3% of MGM.
Other income (expense), net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in thousands)
Interest income	$18,342	$8,778	$52,612	$11,918
Unrealized increase (decrease) in the estimated fair value of a warrant	6,457	8,467	(1,274)	21,318
Net realized gains on sales of businesses, investments and upward (downward) adjustments to the carrying value of equity securities without readily determinable fair values	1,318	20,361	2,666	265
Net periodic pension benefit credit (cost), other than the service cost component(a)	743	1,871	217	(75,317)
Foreign exchange (losses) gains, net	(1,685)	(5,196)	396	(11,425)
Unrealized losses related to marketable equity securities	(257)	(13,972)	(145)	(8,316)
Other	537	(631)	5,717	(1,491)
Other income (expense), net	$25,455	$19,678	$60,189	$(63,048)

$ Change	$5,777		$123,237
% Change	29%		NM
_____________________
(a)     Includes pre-tax actuarial gains of $1.0 million and $1.2 million related to the pension plans in the U.S. for the three and nine months ended September 30, 2023, respectively. Includes a pre-tax actuarial gain of $2.6 million related to the funded pension plan in the U.S. for the three months ended September 30, 2022 and a pre-tax actuarial loss of $76.0 million related to the funded pension plans in the U.K. and the U.S. for the nine months ended September 30, 2022. See "Note 7—Pension and Postretirement Benefit Plans" for additional information.

Income tax benefit

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	$ Change	% Change	2022	2023	$ Change	% Change	2022
	(Dollars in thousands)
Income tax benefit	$118,838	$92,773	356%	$26,065	$3,633	$(321,884)	(99)%	$325,517
Effective income tax rate	23%			28%	5%			22%
For further details of income tax matters, see "Note 8—Income Taxes" to the financial statements included in "Item 1. Consolidated Financial Statements."
For the three months ended September 30, 2023 compared to the three months ended September 30, 2022
In 2023, the effective income tax rate is higher than the statutory rate of 21% due primarily to state taxes.
In 2022, the effective income tax rate was higher than the statutory rate of 21% due primarily to the realization of a capital loss.

For the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022
In 2023, the effective income tax rate is lower than the statutory rate of 21% due primarily to nondeductible compensation expense, return to provision adjustments, foreign income taxed at different statutory rates and unconsolidated tax losses, partially offset by research credits and realization of capital losses.
In 2022, the effective income tax rate was higher than the statutory rate of 21% due primarily to state taxes, offset by the non-deductible portion of the goodwill impairment at Mosaic Group.
Net loss attributable to noncontrolling interests

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	$ Change	% Change	2022	2023	$ Change	% Change	2022
	(Dollars in thousands)
Net loss attributable to noncontrolling interests	$1,484	$(540)	(27)%	$2,024	$6,525	$(6,863)	(51)%	$13,388
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
The following table reconciles net loss attributable to IAC shareholders to operating loss to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Net loss attributable to IAC shareholders	$(390,538)	$(63,823)	$(61,808)	$(1,168,751)
Add back:
Net loss attributable to noncontrolling interests	(1,484)	(2,024)	(6,525)	(13,388)
Income tax benefit	(118,838)	(26,065)	(3,633)	(325,517)
Other (income) expense, net	(25,455)	(19,678)	(60,189)	63,048
Unrealized loss (gain) on investment in MGM Resorts International	463,421	(42,523)	(209,057)	970,112
Interest expense	40,157	29,433	117,406	74,862
Operating loss	(32,737)	(124,680)	(223,806)	(399,634)
Add back:
Stock-based compensation expense	28,962	31,117	88,096	92,460
Depreciation	33,776	27,567	136,231	86,855
Amortization of intangibles	61,373	120,777	170,162	234,048
Acquisition-related contingent consideration fair value adjustments	—	—	—	(612)
Goodwill impairment	9,000	—	9,000	86,748
Adjusted EBITDA	$100,374	$54,781	$179,683	$99,865
For a reconciliation of operating income (loss) to Adjusted EBITDA for the Company's reportable segments, see "Note 5—Segment Information" to the financial statements included in "Item 1—Consolidated Financial Statements."

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

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Position

	September 30, 2023	December 31, 2022
	(In thousands)
Angi Inc. cash and cash equivalents:
United States	$359,187	$311,422
All other countries	7,638	9,733
Total Angi Inc. cash and cash equivalents	366,825	321,155

Dotdash Meredith cash and cash equivalents:
United States	250,992	109,000
All other countries	15,412	14,866
Total Dotdash Meredith cash and cash equivalents	266,404	123,866

IAC (excluding Dotdash Meredith and Angi Inc.) cash and cash equivalents and marketable securities:
United States	588,976	939,168
All other countries	30,007	33,201
Total cash and cash equivalents	618,983	972,369
Marketable securities (United States)	173,717	239,373
Total IAC (excluding Dotdash Meredith and Angi Inc.) cash and cash equivalents and marketable securities	792,700	1,211,742

Total cash and cash equivalents and marketable securities	$1,425,929	$1,656,763

Dotdash Meredith Debt:
Dotdash Meredith Term Loan A	$319,375	$332,500
Dotdash Meredith Term Loan B	1,228,125	1,237,500
Total Dotdash Meredith long-term debt	1,547,500	1,570,000
Less: current portion of Dotdash Meredith long-term debt	30,000	30,000
Less: original issue discount	4,680	5,310
Less: unamortized debt issuance costs	8,868	10,215
Total Dotdash Meredith long-term debt, net	1,503,952	1,524,475

ANGI Group Debt:
ANGI Group Senior Notes	500,000	500,000
Less: unamortized debt issuance costs	4,147	4,716
Total ANGI Group long-term debt, net	495,853	495,284

Total long-term debt, net	$1,999,805	$2,019,759
The Company's international cash can be repatriated without significant tax consequences.
For a detailed description of long-term debt, see "Note 3—Long-term Debt" to the financial statements included in "Item 1. Consolidated Financial Statements."

Cash Flow Information
In summary, IAC's cash flows are as follows:

	Nine Months Ended September 30,
	2023	2022
	(In thousands)
Net cash provided by (used in):
Operating activities	$142,644	$(102,069)
Investing activities	$(103,365)	$(294,148)
Financing activities	$(204,598)	$(100,663)
Net cash provided by operating activities consists of net earnings adjusted for non-cash items and the effect of changes in working capital. Non-cash adjustments include the unrealized (gains) losses on the investment in MGM, deferred income taxes, amortization of intangibles, depreciation, stock-based compensation expense, provision for credit losses, goodwill impairment, non-cash lease expense (including ROU impairments), pension and postretirement benefit (credit) cost, unrealized decrease (increase) in the estimated fair value of a warrant and (gains) losses on investments in equity securities and sales of businesses.
2023
Adjustments to net earnings consist primarily of amortization of intangibles of $170.2 million, depreciation of $136.2 million, stock-based compensation expense of $88.1 million, non-cash lease expense of $85.6 million, provision for credit losses of $71.3 million, goodwill impairment of $9.0 million and an unrealized decrease in the estimated fair value of a warrant of $1.3 million, partially offset by an unrealized gain on the investment in MGM of $209.1 million, deferred income taxes of $17.6 million and net gains on investments in equity securities and sales of businesses of $2.5 million. The decrease from changes in working capital include decreases in accounts payable and other liabilities of $82.7 million and operating lease liabilities of $56.4 million, partially offset by a decrease in other assets of $10.0 million, an increase in deferred revenue of $8.7 million and a decrease in accounts receivable of $7.1 million. The decrease in accounts payable and other liabilities is due, in part, to a decrease in accrued employee compensation, due primarily to restructuring related severance at Dotdash Meredith and timing of payments, and a decrease in accrued traffic acquisition costs and related payables at Dotdash Meredith and Search. The decrease in operating lease liabilities is due to cash payments on leases net of interest accretion. The decrease in other assets is due, in part, to refunds of pre-acquisition income tax receivables at Dotdash Meredith and timing of payments. The increase in deferred revenue is due primarily to timing of annual subscription renewals and subscription growth at Care.com and timing of cash receipts at Angi Inc. The decrease in accounts receivable is due primarily to a decrease in revenue relative to the fourth quarter of 2022 at Dotdash Meredith and Search, partially offset by an increase at Angi Inc. due to timing of cash receipts.
Net cash used in investing activities includes $320.1 million for the purchases of marketable debt securities, capital expenditures of $126.6 million, primarily related to payment of approximately $80 million for the acquisition of the formerly leased land under IAC's New York City headquarters building as well as investments of $34.0 million in capitalized software at Angi Inc. to support its products and services, and $103.6 million for the purchase of additional shares of Turo, partially offset by maturities of marketable debt securities of $387.5 million, proceeds from the sales of assets of $29.0 million, including $28.2 million related to the sale of a building at Dotdash Meredith, a decrease in notes receivable of $11.3 million and net proceeds from the sale of businesses and investments of $9.2 million.
Net cash used in financing activities includes the repurchase of 3.2 million shares of IAC common stock, on a settlement date basis, for $165.6 million at an average price of $51.00 per share, principal payments on Dotdash Meredith Term Loan A and Dotdash Meredith Term Loan B of $22.5 million, withholding taxes paid on behalf of IAC employees, excluding Angi Inc., for stock-based awards that were net settled of $8.3 million, withholding taxes paid on behalf of Angi Inc. employees for stock-based awards that were net settled of $4.8 million and the repurchase of 1.1 million shares of Angi Inc. Class A common stock, on a settlement date basis, for $3.4 million at an average price of $3.22 per share.

2022
Adjustments to net loss consist primarily of an unrealized loss on the investment in MGM of $970.1 million, amortization of intangibles of $234.0 million, stock-based compensation expense of $92.5 million, provision for credit losses of $87.7 million, depreciation of $86.9 million, goodwill impairment of $86.7 million, pension and postretirement benefit cost of $78.1 million, non-cash lease expense of $56.9 million and net losses on investments in equity securities and sales of businesses of $8.1 million, partially offset by deferred income taxes of $333.2 million and an unrealized increase in the estimated fair value of a warrant of $21.3 million. The decrease from changes in working capital include decreases in accounts payable and other liabilities of $238.9 million and operating lease liabilities of $48.3 million. The decrease in accounts payable and other liabilities is due primarily to a decrease in accrued employee compensation due, in part, to a change-in-control payments, partially offset by an increase in restructuring charges at Dotdash Meredith, a decrease in accrued traffic acquisition costs and related payables at Search, a payment of pre-acquisition income tax indemnification liabilities at Dotdash Meredith and a decrease in accounts payable at Dotdash Meredith due primarily to timing of payments and lower spend due to the discontinuation of certain print publications. The decrease in operating lease liabilities is due to cash payments on leases net of interest accretion.
Net cash used in investing activities includes $244.3 million for the purchase of an additional 5.7 million additional shares of MGM and capital expenditures of $112.8 million primarily related to investments of $91.1 million in capitalized software at Angi Inc. to support its products and services, partially offset by net proceeds from the sale of certain businesses and investments of $41.3 million and a decrease in notes receivable of $19.5 million.
Net cash used in financing activities includes the repurchase of 1.1 million shares of IAC Class A common stock, on a settlement date basis, for $85.3 million at an average price of $77.44 per share, principal payments on Dotdash Meredith Term Loan A and Dotdash Meredith Term Loan B of $22.5 million, withholding taxes paid on behalf of IAC employees, excluding Angi Inc., for stock-based awards that were net settled of $17.1 million, the repurchase of 1.0 million shares of Angi Inc. Class A common stock, on a settlement date basis, for $8.1 million at an average price of $7.80 per share and withholding taxes paid on behalf of Angi Inc. employees for stock-based awards that were net settled of $5.6 million, partially offset by proceeds from the issuance of Vivian Health preferred shares, net of fees of $34.7 million.
Liquidity and Capital Resources
Financing Arrangements
In March 2023, Dotdash Meredith entered into interest rate swaps for a total notional amount of $350 million with a maturity date of April 1, 2027 to manage interest rate risk exposure. Dotdash Meredith designated the interest rate swaps as cash flow hedges and applies hedge accounting to these contracts. The interest rate swaps synthetically convert $350 million of the Dotdash Meredith Term Loan B for the duration of the interest rate swaps from a variable rate to a fixed rate of approximately 7.92% ((i) the weighted average fixed interest rate of approximately 3.82% on the interest rate swaps plus (ii) the adjustment to the secured overnight financing rate of 0.10% plus (iii) the base rate of 4.00%), beginning on April 3, 2023.
For a detailed description of long-term debt and interest rate swaps, see "Note 1—The Company and Summary of Significant Accounting Policies" and "Note 3—Long-term Debt" to the financial statements included in "Item 1—Consolidated Financial Statements."

Investment in MGM
At September 30, 2023, the Company owns 64.7 million common shares of MGM, including 5.7 million additional common shares purchased in the first and third quarters of 2022 for $244.3 million. Based on the number of MGM shares outstanding at June 30, 2023, the Company owns 18.3% of MGM.
Investment in Turo
In April 2023, the Company purchased additional shares of Turo for $103.6 million. At September 30, 2023, IAC's aggregate percentage ownership in Turo is approximately 30%.
Share Repurchase Authorizations and Activity
During the nine months ended September 30, 2023, IAC repurchased 3.2 million shares of its common stock, on a trade date basis, at an average price of $51.00 per share, or $165.6 million in aggregate. At November 3, 2023, IAC had 3.7 million shares remaining in its share repurchase authorization.
During the nine months ended September 30, 2023, Angi Inc. repurchased 1.1 million shares of its common stock, on a trade date basis, at an average price of $3.22 per share, or $3.4 million in aggregate. At November 3, 2023 Angi Inc. had 14.0 million shares remaining in its share repurchase authorization.
IAC and Angi Inc. may purchase their shares pursuant to their authorizations over an indefinite period of time in the open market and in privately negotiated transactions, depending on those factors management deems relevant at any particular time, including, without limitation, market conditions, price and future outlook.
As of the date of this filing, Angi Inc. intends to put in place a share repurchase plan with the intent of utilizing the full 14.0 million shares remaining in its stock repurchase authorization. The plan will be subject to price and volume limitations.
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

The following table summarizes (i) the aggregate intrinsic value of IAC and Angi Inc. non-publicly traded subsidiary denominated stock settled stock appreciation rights, IAC options, Angi Inc. stock settled stock appreciation rights and Angi Inc. options and (ii) the aggregate fair value (based on stock prices as of November 3, 2023) of IAC and Angi Inc. RSUs and IAC restricted stock outstanding as of that date; assuming these awards were net settled on that date, the withholding taxes that would be paid by IAC and Angi Inc. on behalf of employees upon exercise or vesting that would be payable (assuming these equity awards are net settled with a 50% tax rate) and the shares that would have been issued are as follows:

	Aggregate intrinsic value / fair value of awards outstanding	Estimated withholding taxes payable on vested shares and shares that will vest by September 30, 2024	Estimated withholding taxes payable on shares that will vest after September 30, 2024	Estimated IAC shares to be issued
	(In thousands)
IAC
Stock settled stock appreciation rights denominated in shares of certain non-publicly traded IAC subsidiaries other than Angi Inc. subsidiaries (a)	$26,299	$10,382	$2,768	294
IAC denominated stock options (b)	81,834	40,917	—	913
IAC RSUs (c)	81,967	3,032	36,769	941
IAC restricted stock (d)	—	—	—	—
Total IAC outstanding employee stock-based awards	190,100	54,331	39,537	2,148

Angi Inc.
Angi Inc. RSUs	39,655	5,798	13,255
Angi Inc. stock appreciation rights	—	—	—	See footnote (f) below
Other Angi Inc. equity awards (a)(e)	2,607	864	440	See footnote (f) below
Total Angi Inc. outstanding employee stock-based awards	42,262	6,662	13,695
Total outstanding employee stock-based awards	$232,362	$60,993	$53,232
_____________________
(a)    The number of shares ultimately needed to settle these awards and the cash withholding tax obligation may vary significantly as a result of the determination of the fair value of the relevant subsidiary at the time of exercise. In addition, the number of shares required to settle these awards will be impacted by movement in the stock price of IAC and Angi Inc.
(b)    The Company has the discretion to settle these awards net of withholding tax and exercise price (which is represented in the table above) or settle on a gross basis and require award holders to pay related withholding taxes, which he or she may do by selling shares of IAC common stock upon exercise. Assuming all IAC stock options outstanding on November 3, 2023 were settled on a gross basis (i.e., through the issuance of a number of shares of IAC common stock equal to the number of stock options exercised), the Company would have issued 2.7 million shares of IAC common stock and would have received $38.3 million in cash proceeds.
(c)    Approximately 60% of the estimated withholding taxes payable upon the vesting of RSUs scheduled to vest after September 30, 2024 is related to RSUs that are scheduled to cliff vest in 2025 (the five-year anniversary of the grant date), subject to continued employment through the vesting date.
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
Contractual Obligations
At September 30, 2023, there have been no material changes to the Company's contractual obligations since the disclosures for the year ended December 31, 2022, included in the Company's Annual Report on Form 10-K.

Capital Expenditures
The Company anticipates that it will need to make capital expenditures in connection with the development and expansion of its operations. The Company's 2023 capital expenditures are expected to be higher than its 2022 capital expenditures of $139.8 million by approximately 5% to 10%, due primarily to the acquisition of the formerly leased land under IAC's New York City headquarters building, partially offset by lower capital expenditures related to the development of capitalized software at Angi Inc. and Care.com.
Liquidity Assessment
On a consolidated basis, the Company generated positive cash flows from operating activities of $142.6 million for the nine months ended September 30, 2023; excluding the positive cash flows from operating activities of $88.8 million generated by Angi Inc. and negative cash flows from operating activities of $10.7 million generated by Dotdash Meredith, the Company generated positive cash flows from operating activities of $64.5 million.
At September 30, 2023, the Company's consolidated cash, cash equivalents and marketable securities, excluding MGM, were $1.4 billion, of which $366.8 million and $266.4 million was held by Angi Inc. and Dotdash Meredith, respectively. The Company's consolidated debt includes approximately $1.5 billion, which is a liability of Dotdash Meredith, Inc., and $500.0 million, which is a liability of ANGI Group, a subsidiary of Angi Inc. The Dotdash Meredith Credit Agreement contains covenants that would limit Dotdash Meredith’s ability to pay dividends, incur incremental secured indebtedness, or make distributions or certain investments in the event a default has occurred or if Dotdash Meredith’s consolidated net leverage ratio exceeds 4.0 to 1.0, subject to certain available amounts as defined in the Dotdash Meredith Credit Agreement. This ratio was exceeded for the test period ended September 30, 2023. The Dotdash Meredith Credit Agreement also permits the Company to, among other things, contribute cash to Dotdash Meredith, which will provide additional liquidity to ensure that Dotdash Meredith does not exceed certain consolidated net leverage ratios for any test period, as further defined in the Dotdash Meredith Credit Agreement. In connection with these capital contributions, Dotdash Meredith may make distributions to IAC in amounts not more than any such capital contributions, provided that no default has occurred and is continuing. Such capital contributions and subsequent distributions impact the consolidated net leverage ratios of Dotdash Meredith. In the three and nine months ended September 30, 2023, the Company contributed $125.0 million and $405.0 million, respectively, to Dotdash Meredith, which Dotdash Meredith subsequently distributed back to the Company $125.0 million in October 2023 and $130.0 million and $280.0 million in the three and nine months ended September 30, 2023, respectively. Angi Inc. is an independent public company with its own public shareholders and board of directors and has no obligation to provide the Company with funds. As a result, the Company cannot freely access the cash of Angi Inc. and its subsidiaries.
The Company's liquidity could be negatively affected by a decrease in demand for its products and services due to economic or other factors.
The Company believes Angi Inc.'s and Dotdash Meredith's existing cash, cash equivalents and expected positive cash flows from operations, and the Company's existing cash and cash equivalents and expected positive cash flows from operations, excluding Angi Inc. and Dotdash Meredith, will be sufficient to fund their respective normal operating requirements, including capital expenditures, debt service, the payment of withholding taxes paid on behalf of employees for net-settled stock-based awards and investing and other commitments for the next twelve months. The Company may need to raise additional capital through future debt or equity financing to make acquisitions and investments. Additional financing may not be available on terms favorable to the Company, or at all, and may also be impacted by any disruptions in the financial markets. The indebtedness at Dotdash Meredith and Angi Inc. could further limit the Company's ability to raise additional financing.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Equity Price Risk
At September 30, 2023, the Company owns 64.7 million common shares of MGM. For the three and nine months ended September 30, 2023, the Company recognized an unrealized pre-tax loss of $463.4 million and an unrealized pre-tax gain of $209.1 million on its investment in MGM, respectively. For the three and nine months ended September 30, 2022, the Company recorded an unrealized pre-tax gain of $42.5 million and an unrealized pre-tax loss of $970.1 million, respectively.
The cumulative unrealized net pre-tax gain at September 30, 2023 is $1.1 billion. At September 30, 2023 and December 31, 2022, the carrying value of the Company's investment in MGM, which includes the cumulative unrealized pre-tax gains, was $2.4 billion and $2.2 billion, or approximately 24% and 21% of the Company's consolidated total assets, respectively. A $2.00 increase or decrease in the share price of MGM would result in an unrealized gain or loss, respectively, of $129.4 million. At November 3, 2023, the fair value of the Company's investment in MGM was $2.5 billion. The Company's results of operations and financial condition have in the past been and may in the future be materially impacted by increases or decreases in the price of MGM common shares, which are traded on the New York Stock Exchange.
Interest Rate Risk
At September 30, 2023, the principal amount of the Company's outstanding debt totals $2.0 billion, of which $1.5 billion is the Dotdash Meredith Term Loans, which bear interest at a variable rate, and $500.0 million is the ANGI Group Senior Notes, which bear interest at a fixed rate.
In March 2023, Dotdash Meredith entered into interest rate swaps on the Dotdash Meredith Term Loan B for a total notional amount of $350 million with a maturity date of April 1, 2027. The interest rate swaps synthetically convert a portion of the Dotdash Meredith Term Loan B from a variable rate to a fixed rate to manage interest rate risk exposure beginning on April 3, 2023 and applies hedge accounting to these contracts. See "Note 1—The Company and Summary of Significant Accounting Policies" and "Note 3—Long-term Debt" to the financial statements included in "Item 1—Consolidated Financial Statements" for more information. The fair value of the interest rate swaps is determined using discounted cash flows derived from observable market prices, including swap curves, and represents what Dotdash Meredith would pay or receive to terminate the swap agreements. Dotdash Meredith intends to continue to meet the conditions for hedge accounting, however, if these interest rate swaps were not highly effective in offsetting cash flows attributable to the hedged risk, the changes in the fair value of the interest rate swaps used as hedges could have a significant impact on future results of operations.
During the nine months ended September 30, 2023, Adjusted Term SOFR for the Dotdash Meredith Term Loans increased an average of approximately 131 basis points relative to December 31, 2022. As a result of the increase in Adjusted Term SOFR during the nine months ended September 30, 2023, the interest expense on Dotdash Meredith Term Loans, net of $2.3 million realized gains related to the $350 million in notional amount of interest rate swaps, was $9.2 million higher as compared to what interest expense would have been if the Adjusted Term SOFR been unchanged during 2023. At September 30, 2023, the outstanding balance of $1.23 billion related to the Dotdash Meredith Term Loan B bore interest at Adjusted SOFR, subject to a minimum of 0.50%, plus 4.00%, or 9.43%, and the outstanding balance of $319.4 million related to the Dotdash Meredith Term Loan A bore interest at Adjusted Term SOFR plus 2.25%, or 7.60%. If Adjusted Term SOFR were to increase or decrease by 100 basis points, the annual interest expense on the Dotdash Meredith Term Loans, net of the impact related to the $350 million in notional amount of interest rate swaps, would increase or decrease by $12.0 million.
If market rates decline relative to interest rates on the ANGI Group Senior Notes, the Company runs the risk that the related required interest payments will exceed those based on market rates. A 100-basis point increase or decrease in the level of interest rates would, respectively, decrease or increase the fair value of the fixed-rate debt by $21.0 million. Such potential increase or decrease in fair value is based on certain simplifying assumptions, including an immediate increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period, nor changes in the credit profile.

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
During the quarter ended September 30, 2023, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Shareholder Litigation Arising Out of the MTCH Separation
This shareholder class action and derivative lawsuit pending in Delaware state court is described in detail under the captions Part I-Item 3-Legal Proceedings of our annual report on Form 10-K for the fiscal year ended December 31, 2022 (page 34). See David Newman v. IAC/InterActiveCorp et al., No. 2020-0505 (Delaware Chancery Court), and Construction Industry & Laborers Joint Pension Trust for Southern Nevada Plan A v. IAC/InterActiveCorp et al. (Delaware Chancery Court), which have been consolidated under the caption In re Match Group, Inc. Derivative Litigation, No. 2020-0505. This lawsuit alleges that the terms of the MTCH Separation (as defined on page 32 of this quarterly report) are unfair to the former Match Group public shareholders and unduly beneficial to IAC as a result of undue influence by IAC and Mr. Diller over the then Match Group directors who unanimously approved the transaction and asserts a variety of direct and derivative claims. As previously reported, the court dismissed the action in September 2022, and the plaintiffs appealed. On May 30, 2023, after hearing oral argument on the appeal, the Delaware Supreme Court issued an order directing the parties to submit supplemental briefing concerning the correct legal standard governing judicial review of the MTCH Separation. Supplemental briefing was completed on September 29, 2023. IAC believes that the allegations in this litigation are without merit and will continue to defend vigorously against them.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
The Company did not issue or sell any shares of its common stock or any other equity securities pursuant to unregistered transactions during the quarter ended September 30, 2023.
Issuer Purchases of Equity Securities
The Company did not purchase any shares of its common stock during the quarter ended September 30, 2023. As of that date, 3,686,692 shares of IAC common stock remained available for repurchase under the Company's previously announced June 2023 repurchase authorization. The Company may repurchase shares pursuant to this repurchase authorization over an indefinite period of time in the open market and in privately negotiated transactions, depending on those factors IAC management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.

Item 5. Other Information
Rule 10b5-1 Trading Plans
During the quarter ended September 30, 2023, none of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading plan or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S‑K).

Item 6.    Exhibits
The documents set forth below, numbered in accordance with Item 601 of Regulation S-K, are filed herewith, incorporated by reference to the location indicated or furnished herewith.

Exhibit Number	Description	Location
3.1	Restated Certificate of Incorporation of IAC Inc.	Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
3.2	Restated Certificate of Incorporation of IAC/InterActiveCorp.	Exhibit 3.1(c) to the Registrant’s Current Report on Form 8-K filed on July 2, 2020.
3.3	Certificate of Amendment of Restated Certificate of Incorporation of IAC/InterActiveCorp.	Exhibit 4.2 to Post-Effective Amendment No. 1 on Form S-8 to Registration Statement on Form S-4 (File No. 333-251656), filed by the Registrant on May 26, 2021.
3.4	Certificate of Amendment of Restated Certificate of Incorporation of IAC Inc.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on August 12, 2022.
3.5	Certificate of Designations of Series A Cumulative Preferred Stock.	Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on July 2, 2020.
3.6	Amended and Restated By-Laws of IAC Inc.	Exhibit 3.2 to the Registrant's Current Report on Form 8-K, filed on September 14, 2023.
31.1	Certification of the Chairman and Senior Executive pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.(1)
31.2	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.(1)
31.3	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.(1)
32.1	Certification of the Chairman and Senior Executive pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.(2)
32.2	Certification of the Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.(2)
32.3	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.(2)
101.INS	Inline XBRL Instance.(1)	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema.(1)
101.CAL	Inline XBRL Taxonomy Extension Calculation.(1)
101.DEF	Inline XBRL Taxonomy Extension Definition.(1)
101.LAB	Inline XBRL Taxonomy Extension Labels.(1)
101.PRE	Inline XBRL Taxonomy Extension Presentation.(1)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

_____________________
(1)Filed herewith.
(2)Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	November 7, 2023
IAC INC.

		By:	/s/ CHRISTOPHER HALPIN
Christopher Halpin
Executive Vice President, Chief Financial Officer and Chief Operating Officer

Signature	Title	Date
/s/ CHRISTOPHER HALPIN	Executive Vice President, Chief Financial Officer and Chief Operating Officer	November 7, 2023
Christopher Halpin