Form 10-K
period 2023-12-31
IAC Inc.
filed 2024-02-29
CIK 1800227

As filed with the Securities and Exchange Commission on February 29, 2024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issues its audit report ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of February 9, 2024, the following shares of the registrant's Common Stock were outstanding:

Common Stock	80,176,122
Class B Common Stock	5,789,499
Total	85,965,621
The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2023 was $4,761,375,976. For the purpose of the foregoing calculation only, all directors and executive officers of the registrant are assumed to be affiliates of the registrant.
Documents Incorporated By Reference:
Portions of the registrant's proxy statement for its 2024 Annual Meeting of Stockholders are incorporated by reference into Part III herein.

PART I
Item 1.    Business
OVERVIEW
Who We Are
IAC is today comprised of category leading businesses, including Dotdash Meredith, Angi Inc. and Care.com, as well as others ranging from early stage to established businesses.
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
In May 2021, we completed the spin-off of our full stake in our Vimeo business, after which Vimeo, Inc. (formerly Vimeo Holdings, Inc. (“Vimeo”)) became an independent public company. In December 2021, through Dotdash Media Inc., we completed the acquisition of Meredith Holdings Corp., owner of a portfolio of publishing brands. Following this acquisition, we refer to the combined entity, which operates the brands and businesses of our former Dotdash financial reporting segment and those of Meredith Holdings Corp., as Dotdash Meredith.
In November 2022, we completed the sale of Bluecrew, a technology driven staffing platform exclusively for flexible W-2 work. On February 15, 2024, we completed the sale of the assets of Mosaic Group, a leading developer and provider of global subscription mobile applications, for approximately $160 million. Lastly, we hold meaningful minority stakes in MGM Resorts International, a leader in gaming, hospitality and leisure, and Turo Inc., a car sharing marketplace, as well as a controlling interest in Vivian Health, a platform to efficiently connect healthcare professionals with job opportunities.

EQUITY OWNERSHIP AND VOTE
IAC has outstanding shares of common stock, with one vote per share, and shares of Class B common stock, with ten votes per share and which are convertible into common stock on a share for share basis. As of the date of this report, Barry Diller, IAC’s Chairman and Senior Executive, his spouse (Diane von Furstenberg) and his stepson (Alexander von Furstenberg), collectively hold (directly and through certain trusts) 5,789,499 shares of Class B common stock, representing 100% of the outstanding shares of Class B common stock. Together with shares of common stock held as of the date of this report by Mr. Diller (172,708), Mr. von Furstenberg (78,440), a trust for the benefit of certain members of Mr. Diller’s family (136,711) and a family foundation (1,711), these holdings collectively represent approximately 42.2 % of the total outstanding voting power of IAC (based on the number of shares of IAC common and Class B common stock outstanding on February 9, 2024). As of the date of this report, Mr. Diller also holds 1,000,000 vested options to purchase shares of IAC common stock.
Pursuant to that certain voting agreement, dated as of November 5, 2020, by and among Mr. Diller and the trustees of certain trusts through which all 5,789,499 shares of Class B common stock and 136,711 shares of common stock are held (the “Diller Parties”), on the one hand, and Joseph M. Levin, IAC’s Chief Executive Officer, on the other hand, (the “Voting Agreement”):
•the Diller Parties have agreed to vote all shares of common stock and Class B common stock held by them in favor of Mr. Levin’s election to the IAC board of directors at each meeting of IAC stockholders at which Mr. Levin stands for election;
•prior to a vote being taken on specified Contingent Matters (a material acquisition or disposition of any assets or business by IAC or its subsidiaries, the entry by IAC into a material new line of business and the spin-off or split-off to IAC stockholders of (or similar transaction involving) a material business of IAC submitted to IAC stockholders for approval), Mr. Diller (or following Mr. Diller’s death or disability or Mr. Diller ceasing to serve as a director or executive officer of IAC, Alexander von Furstenberg or his successor), in consultation with the other Diller Parties, and Mr. Levin, will seek agreement on how to vote the shares of common stock and Class B common stock held by the Diller Parties; provided, however, that if an agreement is not reached to support any such proposal, the Diller Parties have agreed to vote all shares of common stock and Class B common stock held by them against any such proposal; and
•if any of the Diller Parties determines to sell shares of Class B common stock to a person other than Mr. Diller, his family members or certain entities controlled by such persons, they will discuss selling such shares to Mr. Levin before selling them to any other party.
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
As a result of the IAC securities held by Mr. Diller and certain members of his family, Mr. Diller and these family members are, collectively, as of the date of this report, in a position to influence (subject to IAC’s organizational documents and Delaware law) the composition of IAC's board of directors and the outcome of corporate actions requiring stockholder approval (such as mergers, business combinations and dispositions of assets, among other corporate transactions). In addition, as a result of the Voting Agreement, Mr. Levin is, as of the date of this report, in a position, subject to IAC’s organizational documents and Delaware law, to influence his election to IAC's board of directors and the outcome of Contingent Matters (as defined in the Voting Agreement).

DESCRIPTION OF IAC BUSINESSES
Dotdash Meredith
Overview
Our Dotdash Meredith segment consists of its Digital and Print businesses. Through these businesses, we are one of the largest digital and print publishers in America, with a portfolio of publishing brands that collectively provide inspiring, informative, entertaining and empowering content to millions of consumers each month.
These Digital and Print businesses engage consumers across multiple media platforms and formats, as well as through licensing arrangements and magazines. Dotdash Meredith's portfolio of publishing brands (by vertical, brand and format) is as follows:
•Entertainment: PEOPLE (digital and print), Entertainment Weekly (digital) and People en Español (digital);
•Lifestyle: allrecipes (digital and print), Better Homes & Gardens (digital and print), Southern Living (digital and print), TRAVEL + LEISURE (digital and print), FOOD & WINE (digital and print), REAL SIMPLE (digital and print), InStyle (digital), EatingWell (digital), The Spruce (digital), Simply Recipes (digital), The Spruce Eats (digital), Martha Stewart (digital), Serious Eats (digital), Lifewire (digital), MAGNOLIA JOURNAL (print), Byrdie (digital), Liquor.com (digital), Shape (digital), The Spruce Pets (digital), ThoughtCo (digital), Midwest Living (digital and print), Brides (digital), Daily Paws (digital), The Spruce Crafts (digital), TripSavvy (digital), Treehugger (digital), Life.com (digital), MyDomaine (digital), CookingLight (print), COASTAL LIVING (digital and print), Hello Giggles (digital), Successful Farming (digital and print), American Patchwork & Quilting (digital and print), WOOD (digital and print) and TRADITIONAL HOME (print); and

•Health & Finance (all digital): Verywell Health, Investopedia, Health, Parents, Verywell Mind, Verywell Fit, Verywell Family and The Balance.
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
Through the Digital business, we offer a variety of digital advertising products and services, from traditional digital display advertisements and performance marketing arrangements to new advertising products and services developed in response to evolving digital advertising trends, such as D/Cipher. Our D/Cipher product allows advertisers to target users based on intent. For example, when users visit one of Dotdash Meredith’s digital brands, D/Cipher predicts what advertising marketing segments are relevant to the reader, based on their intent, in real time. D/Cipher reaches users on all devices, including Apple (iOS) audiences and can be accessed through premium and programmatic ad channels.
Print
Through the Print business, we are a leading magazine publisher in the United States. The Print business published 17 magazines as of December 31, 2023, as well as more than 400 special interest publications during the year ended December 31, 2023.
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

The Print business distributes print magazines on a subscription basis (both direct and via agency partners) and through newsstands, with the majority of distribution occurring on a subscription basis. The Print business had approximately 16 million active subscriptions as of December 31, 2023. The majority of Dotdash Meredith subscription publications are issued between four and twelve times annually, with PEOPLE issued weekly. Single copies of subscription and special interest publications are sold through newsstands.
Revenue
Dotdash Meredith revenue consists of digital and print revenue. Digital revenue consists principally of advertising, performance marketing and licensing and other revenue. Print revenue consists principally of subscription, advertising, project and other, newsstand and performance marketing revenue.
Digital. Advertising revenue is generated primarily through digital display advertisements sold directly by Dotdash Meredith's sales team directly to advertisers or through advertising agencies and programmatic advertising networks. Performance marketing revenue includes commissions generated through affiliate commerce, affinity marketing and performance marketing channels. Affiliate commerce and performance marketing commission revenue is generated when Dotdash Meredith brands refer consumers to commerce partner websites resulting in a purchase or transaction. Affinity marketing programs partner with third parties to market and place magazine subscriptions online for both Dotdash Meredith and third-party publisher titles where Dotdash Meredith acts as an agent. Licensing revenue includes symbolic licenses, which include direct-to-retail product partnerships based on Dotdash Meredith's brands, and functional licenses, which consist of content licensing agreements.
Print. Subscription revenue relates to the sale of Dotdash Meredith magazine subscriptions. Print advertising revenue relates to the sale of advertising in magazines directly to advertisers or through advertising agencies. Project and other revenue relates to other revenue streams that are primarily project based and may relate to any one or combination of the following activities: audience targeting advertising, custom publishing, content strategy and development, email marketing, social media, database marketing and search engine optimization. Newsstand revenue is related to single copy print magazines or bundles of single copy magazines sold to wholesalers for resale on newsstands. Performance marketing principally consists of affinity marketing revenue, in connection with which Dotdash Meredith partners with traditional customer facing channels (such as brick and mortar retailers and call centers) to place print magazine subscriptions for third-party publishers.
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
Competition
The Digital business is characterized by ever evolving technology, frequent product evolution and changing preferences of consumers, advertisers and marketers. Digital media is intensely competitive, particularly for consumer attention (both attracting and retaining), driving traffic to various Dotdash Meredith Digital brands through search engines (and the display of information from such brands and links to websites offering Dotdash Meredith content within search engine results) and spending from advertisers and marketers. In the case of the Digital business, competitors primarily include diversified multi-platform media companies, other online publishers and destination websites with brands in similar vertical content categories, news aggregators, search engines and social media platforms. Some of these competitors may have longer operating histories, greater brand recognition, larger user bases and/or greater financial, technical or marketing resources than Dotdash Meredith does. As a result, these competitors may have the ability to devote comparatively greater resources to the development and promotion of their digital content, which could result in greater market acceptance of their digital content relative to Dotdash Meredith digital content.
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

We believe that the ability of the Digital and Print businesses to compete successfully will depend primarily upon the following factors:
•the ability to maintain and grow their large reach to American consumers across existing, as well as new and emerging, platforms;
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
•the ability to continue to attract (and increase) traffic to Digital publishing brands through search engines, including the ability to ensure that information from such brands and related links are displayed prominently in search engine results, as well as the ability to respond to changes in the usage and functioning of search engines and the introduction of new technology;
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
•the ability to maintain and grow relationships with advertisers, which will depend on:
•the rates charged for Digital and Print advertising;
•the breadth of demographic reach in terms of traffic to our Digital brands and subscriptions and readership in terms of our Print publications;
•the ability to consistently provide advertisers and marketers across the Dotdash Meredith portfolio of digital brands and our Print publications with a compelling return on their investments;
•in the case of the Digital business only, the continued ability to target audiences (including based on intent, among other ways), including through the continued development of new (and the enhancement of existing) digital advertising products and services in response to evolving digital advertising trends; and
•in the case of the Print business only, the circulation levels of print magazines and the profit derived from such circulation;
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
•the prices charged for print magazines; and
•the ability to provide quality customer service to advertisers, marketers and subscribers.

Angi Inc.
Overview
Angi Inc. (formerly ANGI Homeservices Inc.) is a publicly traded company that connects quality home service professionals with consumers across more than 500 different categories, from repairing and remodeling homes to cleaning and landscaping. During the three months ended December 31, 2023, approximately 196,000 transacting service professionals actively sought consumer matches, completed jobs or advertised work through Angi Inc. platforms. Additionally, consumers turned to at least one of Angi Inc.'s businesses to find a service professional for approximately 23 million projects during the year ended December 31, 2023. At December 31, 2023, IAC’s economic interest and voting interest in Angi Inc. were 84.2% and 98.1%, respectively.
Following the sale of Total Home Roofing, LLC ("Roofing") on November 1, 2023, our Angi Inc. segment has three operating segments: (i) Ads and Leads, (ii) Services and (iii) International (Europe and Canada), with the various businesses within those segments operating under multiple brands and the historical results of Roofing reflected in our Emerging & Other segment.
In the United States, through several differentiated experiences, Angi Inc. provides consumers with resources to help them find local, pre-screened and customer-rated service professionals, matches consumers with independently established home services providers engaged in a trade, occupation and/or business that customarily provide such services and provides consumers with tools to communicate with service professionals and pay for related services. These experiences primarily include: (i) an Ads and Leads experience, where service professionals pay for connections to consumers, and (ii) a Services experience, where consumers make payment through Angi Inc. for a specific job and Angi Inc. assigns that job to a service professional who completes it and receives a portion of the job fee.
Ads and Leads
Overview. This business connects consumers with service professionals for local home services through a nationwide network of service professionals across more than 500 service categories, as well as provides consumers with valuable tools, services (including the ability to book appointments online) and content (including verified reviews of local home service professionals), to help them research, shop and hire for local home services. Consumers can access the nationwide network and related basic tools and services free of charge upon registration, as well as by way of purchased membership packages. This business also sells term-based website, mobile and magazine advertising, as well as provides quoting, invoicing and payment services.
Consumer Services. Consumers can search for a service professional in the nationwide network and/or be matched with a service professional through Angi Inc.'s digital marketplace and certain third-party affiliate platforms. Consumers also have access to related basic tools and services, including ratings, reviews and certain promotions. This includes access to Angi Inc.'s online True Cost Guide, which provides project cost information for more than 400 project types nationwide, and a library of home services-related content consisting primarily of articles about home improvement, repair and maintenance, tools to assist consumers with the research, planning and management of their projects and general advice for working with service professionals.
Matches are made by way of Angi Inc.'s proprietary algorithm, based on several factors (including the type of services desired, location and the number of service professionals available to fulfill a given request). Depending on the nature of the service request and the path through which it was submitted, consumers are generally matched with a combination of Ads, Leads and Services service professionals. In all cases, service professionals may contact consumers with whom they have been matched directly and consumers can generally review profiles, ratings and reviews of presented service professionals and select the service professional whom they believe best meets their specific needs. Consumers are under no obligation to work with any service professional referred by or found through any Angi Inc. branded or third-party affiliate platforms. Consumers are responsible for booking the service and paying the service professional directly, which can be done by consumers independently.
Consumers can rate service professionals on a one- to five- star rating scale based on a variety of criteria, including overall experience, availability, price, quality, responsiveness, punctuality, professionalism and other criteria, depending on the type of service provided. Ratings on each applicable criterion are weighted across all reviews submitted for the service professional to produce such professional’s overall rating. Consumers can also provide a detailed description of their experiences with service providers. Ratings and reviews cannot be submitted anonymously and there are processes in place to prevent service professionals from reporting on themselves or their competitors, as well as to detect fraudulent or otherwise problematic reviews.

Service Professional Services. This business also sells term-based website, mobile and magazine advertising to certified service professionals, as well as provides them with a variety of services and tools, including quoting, invoicing and payment services. In order to become a certified service professional in the Angi network, service professionals must satisfy certain criteria. Generally, service professionals with an average consumer rating below a “3” are not eligible for certification. In addition to retaining the requisite member rating, service professionals must validate their home services experience and the owners or principals of businesses affiliated with service professionals must pass certain criminal background checks and attest to applicable state and local licensure requirements. Once eligibility criteria have been satisfied, service professionals can purchase term-based advertising and/or be matched with consumers. If a certified service professional fails to meet any eligibility criteria, refuses to participate in Angi Inc.'s complaint resolution process and/or engages in what Angi Inc. determines to be prohibited behavior through any Angi Inc. platform, existing advertising and exclusive promotions will be suspended and the related advertising contact may be terminated.
Certified service professionals are sorted preferentially in search results for an applicable category (together with their company name, overall rating, number of reviews, certification badge and basic profile information), with non-certified service professionals appearing below certified service professionals in search results. Certified service professionals can also provide exclusive promotions to members. When consumers choose to be matched with a service professional, Angi Inc.'s proprietary algorithm determines where a given service professional appears within related results.
Service professionals pay fees for consumer matches, at their election, and subscription fees for Leads memberships, which are available for purchase through Angi Inc.'s sales force. The basic annual membership package includes membership in the digital marketplace, as well as access to consumer matches (for which additional fees are generally paid) and a listing in the nationwide network and certain other affiliated directories, among other benefits. In addition to complying with commercial membership terms, once a member of the digital marketplace, service professionals must maintain the requisite customer rating (at least three stars). And if a service professional fails to meet any eligibility criteria during the membership term, refuses to participate in Angi Inc.'s complaint resolution process or engages in what Angi Inc. determines to be prohibited behavior through any Angi Inc. platforms, the service professional may be removed from Angi Inc. platforms.
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
Service Professional Services. Services service professionals are provided with access to a pool of consumers seeking service professionals and must validate their home services experience, as well as attest to holding the requisite license(s) and maintain an acceptable rating to remain on Services platforms. In addition, owners or principals of businesses affiliated with Services service professionals must pass certain criminal background checks. Access to Services platforms will be revoked for service professionals that repeatedly receive low customer satisfaction ratings.
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

Revenue
Ads and Leads revenue includes consumer connection revenue, which comprises fees paid by service professionals for consumer matches (regardless of whether the service professional ultimately provides the requested service), revenue from service professionals under contract for advertising, membership subscription revenue from service professionals and consumers and revenue from other services. Consumer connection revenue varies based upon several factors, including the service requested, product experience offered and geographic location of service. Services revenue primarily reflects domestic revenue from pre-priced offerings by which the consumer requests services through an Angi Inc. platform and Angi Inc. connects them with a service professional to perform the service. International revenue primarily reflects consumer connection revenue for consumer matches and membership subscription revenue from service professionals and consumers.
Marketing
Angi Inc. markets its various products and services to consumers primarily through digital marketing (primarily paid and free search engine marketing, display advertising and third-party affiliate agreements), as well as through traditional offline marketing (national television and radio campaigns) and email. Pursuant to third-party affiliate agreements, third parties agree to advertise and promote Angi Inc.’s various products and services (and those of its various service professionals) on their platforms. In exchange for these efforts, these third parties are paid a fixed fee when visitors from their platforms click through and submit a valid service request through Angi Inc. platforms or when visitors submit a valid service request on the affiliate platform and the affiliate transmits the service request to Angi Inc. Angi Inc. also markets its various products and services to consumers through relationships with select third-party retail partners and, to a lesser extent, through partnerships with other contextually related websites and direct mail.
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
Angi Inc. has made (and we expect that it will continue to make) substantial investments in digital and traditional offline marketing to consumers and service professionals to promote its various products and services and drive visitors to Angi Inc. platforms and service professionals.
Competition
The home services industry is highly competitive and fragmented, and in many important respects, local in nature. In the case of Angi Inc., competitors primarily include: (i) search engines and online directories, (ii) home and/or local services-related platforms, (iii) providers of consumer ratings, reviews and referrals and (iv) various forms of traditional offline advertising (primarily local in nature), including radio, direct marketing campaigns, yellow pages, newspapers and other offline directories. These businesses also compete with local and national retailers of home improvement products that offer or promote installation services. We believe Angi Inc.’s biggest competition comes from the traditional methods most people currently use to find service professionals, which are by word-of-mouth and through referrals.
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

•the ability to continue to attract (and increase) traffic to Angi Inc. brands and platforms through search engines, including the ability to ensure that information from such brands and platforms and related links are displayed prominently in free search engine results and that paid search marketing efforts are cost-effective, as well as the ability to respond to changes in the usage and functioning of search engines and the introduction of new technology;
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
Products, Services and Content
Through Ask Media Group, we provide search services that generally involve the generation and display on a search results page of a set of hyperlinks to web pages deemed relevant to search queries entered by users. In addition to these algorithmic search results, paid listings are also generally displayed in response to search queries. Paid listings are advertisements displayed on search results pages that generally contain a link to an advertiser’s website. Paid listings are generally displayed based on keywords selected by the advertiser and relevancy to the search query. Through certain of Ask Media Group’s various websites, digital content in a variety of formats, primarily articles with images and/or illustrations, as well as more in-depth presentations, is also provided in addition to general search services. Display advertisements and/or native advertising (advertising that matches the look, feel and function of the content alongside which it appears) generally appear alongside digital content.
The Desktop business primarily owns and/or operates a portfolio of legacy (meaning they are no longer actively marketed and distributed to new users) consumer desktop browser applications and websites, as well as certain actively marketed business-to-business partnership operations, that provide users with access to a wide variety of online content, tools and services, including new tab search services and the option of default browser search services.
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
Certain search powered desktop applications are marketed to users through the relevant business-to-business partnership.
Competition
In the case of general search services, Ask Media Group’s competitors include major search engines and other destination search websites and search-centric portals that engage in marketing efforts similar to those of Ask Media Group. In the case of content, Ask Media Group’s competitors primarily include online publishers and destination websites with brands in similar vertical content categories and social channels. We believe that Ask Media Group’s ability to compete successfully will depend primarily upon:
•the continued ability to monetize search traffic via paid search listings;
•the continued ability to market Ask Media Group search websites in a cost-effective manner, which depends, in part, on the ability to continue to obtain quality traffic from valid sources (from real users with genuine interest) in a cost- effective manner;
•the relevance and authority of search results, answers and other content displayed on Ask Media Group various properties;
•the continued ability to differentiate Ask Media Group search websites (which depends primarily upon its continued ability to deliver quality, authoritative and trustworthy content to users), as well as the ability to attract advertisers to these websites;
•the ability to successfully create or acquire content (or the rights thereto) for marketing purposes in a cost-effective manner; and
•the ability to monetize content pages with display and other forms of digital advertising.
Emerging & Other
Overview
Emerging & Other primarily includes:
•Care.com, a leading online destination for families to connect with caregivers for their children, aging parents, pets and homes, and for caregivers to connect with families seeking care services;
•through the completion of the sale of its assets for approximately $160 million on February 15, 2024, Mosaic Group, a leading developer and provider of global subscription mobile applications;

•Vivian Health, a platform to efficiently connect healthcare professionals with job opportunities;
•IAC Films, a provider of producer services for feature films, primarily for initial sale and distribution through theatrical releases and video-on-demand services in the United States and internationally; and
•The Daily Beast, a website dedicated to news, commentary, culture and entertainment that publishes original reporting and opinion from its roster of full-time journalists and contributors.
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
Services. Care.com primarily provides online consumer matching and, in some cases, consumer payment solutions for families searching for care and enterprise solutions (Care For Business) for employers seeking to provide care-related benefits to their employees.
• Consumer matching solutions. Through free and paid memberships to consumer matching services, Care.com offers a variety of resources designed to help families match with the best care solutions. A free basic membership provides families with the ability to set up an account, post a job, search and review caregiver profiles and receive applications from background-checked caregivers. To engage with caregivers, families must generally upgrade to a paid premium membership, which includes all basic membership features, plus the ability to contact caregivers to schedule interviews, purchase additional background checks, reply to applications and messages from caregivers and access certain promotions and discounts. In addition, where available, families can book caregivers for certain care services directly through the platform for a fee and make electronic payments to caregivers through a related payment solution.
Through consumer matching services, families can match with caregivers (in-home and out-of-home) who meet their diverse and evolving care needs (full-time, part-time, long-term, short-term and occasional at irregular intervals). Matching is facilitated by algorithms designed to highlight relevant caregivers (based on certain job requirements and caregiver activity patterns). In-home caregivers create and post detailed Care.com profiles that may include photos, bios, work histories and reviews, the type of care they primarily provide, their experience, certifications and qualifications, and their availability, hourly rate and payment details, among other information. Before caregivers with Care.com profiles can communicate directly with families seeking care, they must complete a CareCheck background check (conducted by a third-party consumer reporting agency). Care.com also offers families and caregivers the ability to purchase multiple levels of additional background check options through a third-party consumer reporting agency. While Care.com strongly believes that CareCheck and the additional background checks are good safety measures, they have limitations and cannot guarantee the future behavior of any caregiver using Care.com.
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

•Consumer tax and payment solutions. Through Care.com, we also offer our HomePay service, a leading payroll and tax product for families who employ nannies, housekeepers or other domestic employees. HomePay is a technology-based, turnkey service that includes automated payroll processing, as well as household employer-related tax filings at the federal, state and local levels for families who are required to treat their caregivers as household employees and such caregivers' wages exceed the annual reportable threshold amount that would require them to make tax filings. Facilitating household employer-related tax filings helps to ensure that families are able to avail themselves of certain tax credits and savings, which can help mitigate care-related costs. Similarly, caregivers who are paid legally can access a variety of benefits, including unemployment insurance and social security benefits (among others). HomePay is available to anyone (not just members of our consumer matching solutions) for a fee.
•Enterprise solutions. Care.com also offers Care For Business, a comprehensive suite of care benefits and related services that employers can offer as an employee benefit. Currently, employers can choose from a number of services, including:
◦consumer matching solutions;
◦back-up care services (in-home and in-center) for employees who need alternative care arrangements for their child or senior when their regular caregiver is not available (for example, due to a school closure or caregiver illness);
◦access to consultation and referral services to support a wide array of work-life challenges faced by employees, such as senior care planning services to help employees find the most suitable care option for aging family members, access to mental health experts and resources, tutoring and college prep assistance, lactation support, relocation services and financial guidance and legal services (among other services); and
◦access to proprietary, members-only discounts on certain nationally recognized brand-name products and services.
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
We believe that Care.com’s ability to compete successfully will depend primarily upon the following factors:
•the size, quality, diversity and stability of the families and caregivers on the Care.com platform;

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
•the ability to continue to attract (and increase) traffic to Care.com through search engines, including the ability to ensure that links to Care.com platforms are displayed prominently in free search engine results and that paid search marketing efforts are cost-effective, as well as the ability to respond to changes in the usage and functioning of search engines and the introduction of new technology; and
•the ability to continue to expand Care.com businesses in jurisdictions outside of the United States.
Intellectual Property
We rely heavily upon our trademarks, service marks and related domain names and logos to market our brands and to build and maintain brand loyalty and recognition, as well as upon trade secrets, and regard this intellectual property as critical to our success. We also rely, to a lesser extent upon patented and patent-pending proprietary technologies with expiration dates ranging from May 2024 to December 2038.
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
In addition, in the case of our Digital and Print publishing brands, to build and maintain these brands, we rely heavily on copyright protections for original content that we produce and publish.
We rely on a combination of internal and external controls, including applicable laws, rules and regulations and restrictions with employees, customers, suppliers, affiliates and others, as well as legal action, to establish, protect and otherwise control our various intellectual property rights.
Government Regulation
We are subject to a variety of domestic and foreign laws and regulations in the U.S. and various jurisdictions abroad involving matters that are important to (or may otherwise impact) our various businesses, such as (among others) broadband internet access, online commerce, privacy and data security, advertising, intermediary liability, consumer protection, taxation, worker classification and securities compliance. These domestic and foreign laws and regulations, which in some cases can be enforced by private parties in addition to government entities, are continually evolving and can be subject to significant change. As a result, the application, interpretation and enforcement of these laws and regulations (and any amended, proposed or new laws and regulations) are often uncertain, particularly in the Internet industry, and may vary from jurisdiction to jurisdiction and over time, which could result in conflicts with our current policies and practices and those of our various businesses.
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

For example, Section 230 of the Communications Decency Act of 1996 (“Section 230”), which generally provides immunity for website publishers from liability for third-party content appearing on their platforms and the good faith removal of third-party content from their platforms that they may deem obscene or offensive (even if constitutionally protected speech), since its adoption has been (and continues to be) subject to challenges. The immunities conferred by Section 230 could also be narrowed or eliminated through amendment, regulatory action, judicial interpretation or legislative efforts. Any future adverse changes to Section 230 could result in additional compliance costs for us and/or exposure to additional liabilities. In addition, the European Union’s Digital Services Act, which was fully implemented in February 2024, enhances the moderation obligations and potential liabilities of digital platforms. Further, in late 2023, the United Kingdom enacted the Online Safety Bill, which significantly increased responsibilities of online platforms to control illegal or harmful activity and granted broad authority to the communications regulator in the United Kingdom to enforce its provisions.
Because we receive, store and use a substantial amount of information received from or generated by our users and subscribers, we are also impacted by laws and regulations governing privacy, the collection, storage, sharing, use, processing, disclosure and protection of personal data and data security. Examples of comprehensive regulatory initiatives in the area of privacy and data security include a comprehensive European Union privacy and data protection reform, the General Data Protection Regulation (the “GDPR”), which became effective in May 2018. The GDPR, which applies to certain companies that are organized in the European Union or otherwise provide services to (or monitor) consumers who reside in the European Union, imposes significant penalties (monetary and otherwise) for non-compliance, as well as provides a private right of action for individual claimants. The GDPR will continue to be interpreted by European Union data protection regulators, which may require us to make changes to our business practices and could generate additional risks and liabilities. In addition, enforcement actions brought by data protection regulators in European Union member states continue to rise.
In addition, in July 2023, the European Union, the United Kingdom and Switzerland established certain frameworks to facilitate the transfer of personal data by way of new mechanisms to the U.S. While these frameworks are consistent with applicable local laws, rules and regulations, they and other frameworks for cross-border data transfers continue to face legal challenges. As privacy regulation generally and related legal challenges continue to evolve, we may need to devote more resources towards compliance and/or make changes to our business practices to ensure compliance, which could be costly.
Moreover, while multiple legislative proposals concerning privacy and the protection of user information are being considered at the federal and state level in the U.S., certain U.S. state legislatures have already enacted privacy legislation, one of the strictest and most comprehensive of which is the California Consumer Privacy Act of 2018, which became effective on January 1, 2020 (the “CCPA”). The CCPA provides data privacy rights for California consumers and restricts the ability of certain of our businesses to use personal California user and subscriber information in connection with their various products, services and operations. The CCPA also provides consumers with a private right of action for security breaches, as well as provides for statutory damages. In addition, in November 2020, California voters approved Proposition 24 (the “California Privacy Rights Act of 2020”), which amended certain provisions of the CCPA and became fully enforceable on July 1, 2023. The California Privacy Rights Act of 2020 further restricts the ability of certain of our businesses to use personal California user and subscriber information in connection with their various products and services and/or could impose additional operational requirements on such businesses. Many other U.S. states have passed comprehensive privacy legislation that became effective in 2023 or is expected to become effective in 2024, all of which are similar to the CCPA, as amended by the California Privacy Rights Act of 2020.
As privacy regulation and related legal challenges continue to evolve, we may need to devote increased resources in connection with compliance efforts generally and/or make changes to our business practices, which could be costly. Furthermore, privacy litigation claims related to the sharing of personal information with third parties in connection with advertising efforts are becoming increasingly prevalent and could adversely impact our business, financial condition and results of operations. Lastly, the U.S. Federal Trade Commission (the "FTC") continues to increase its focus on privacy, data sharing and data security practices and we anticipate this focus to continue. If so, we could be subject to various private and governmental claims and actions in this area. See “Item 1A — Risk Factors — Risk Factors — General Risk Factors — The processing, storage, use and disclosure of personal data could give rise to liabilities and increased costs.”

As a provider of certain subscription-based products and services, we are also impacted by laws or regulations affecting whether and how our businesses may periodically charge users for membership or subscription renewals. For example, the FTC is currently in the process of amending its Pre-Notification Negative Option Rule to impose additional requirements on the marketing and sale of subscription-based products and services, including double opt-ins for subscription sign-ups, clear and conspicuous disclosure of material subscription terms, a simple cancellation method and an annual renewal reminder. If enacted, the proposed rule may require changes to the manner in which our businesses market subscription-based products and services. Compliance with the proposed rule could be costly and related changes to our platforms and marketing efforts could adversely affect consumer conversion and renewal rates. The proposed rule also expands the ability of the FTC to seek civil penalties and consumer redress for violations. In addition, the European Union Payment Services Directive, which became effective in 2018, could impact the ability of certain of our businesses to efficiently process auto-renewal payments for, as well as offer promotional or differentiated pricing to, users who reside in the European Union. Similar laws exist in the U.S., including the federal Restore Online Shoppers Confidence Act and various U.S. state laws, and legislative and regulatory enactments or amendments are under consideration in a number of U.S. states. The adoption of the proposed rule and/or any other law that adversely affects revenue from subscription-based products and services and/or the manner in which we market and sell such products and services could adversely affect our business, financial condition and results of operations, particularly in the case of our Dotdash Meredith, Angi Inc. and Care.com businesses.
We are also subject to laws, rules and regulations governing the marketing and advertising activities of our various businesses conducted by or through telephone, email, mobile digital devices and the Internet, including the Telephone Consumer Protection Act of 1991 (the "TCPA"), the Telemarketing Sales Rule, the CAN-SPAM act and similar state laws, rules and regulations, as well as local laws, rules and regulations and relevant agency guidelines governing background screening.
With respect to the TCPA, we are subject to the December 13, 2023 ruling of the U.S. Federal Communications Commission (the “FCC”), which requires 1:1 prior express written consent for a business to contact a consumer via phone or text message when using automated technology. The result of this rule is that a business that wishes to contact a consumer for marketing purposes via phone or text message using automated technology must receive its own specific express written consent. Certain of our businesses, primarily Angi Inc., will be required to make changes to products and services and third-party affiliate relationships to ensure compliance and such changes could have an adverse effect on our business, financial condition and results of operations. See “Item 1A — Risk Factors — Risk Factors — Risks Related to Our Business and Industry — Changes to certain requirements applicable to certain communications with consumers may adversely impact our ability to generate leads for service professionals.”
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
We are also sensitive to the adoption of new tax laws. The European Commission and several European countries have adopted (or intend to adopt) proposals that impact various aspects of the current tax framework under which certain of our European businesses are taxed, including new types of non-income taxes (including digital services taxes in the United Kingdom and Italy, which are based on a percentage of revenue and tied to where consumers are located). Certain of our businesses are subject to digital services taxes in one or more of the jurisdictions listed above and similar proposed tax laws could adversely affect our business, financial condition and results of operations. In addition, certain U.S. states have adopted or are considering the adoption of similar laws applicable to revenue attributable to digital advertising and other forms of digital commerce.
In addition, primarily in the case of certain businesses within our Angi Inc. segment, we are sensitive to the adoption of worker classification laws, specifically, laws that could effectively require us to change the classification of certain service professionals from independent contractors to employees. The Angi Inc. businesses sensitive to these laws continue to monitor such laws to ensure compliance and if they are required to reclassify service professionals from independent contractors to employees and/or the classification of service professionals as independent contractors is challenged for any reason, we could be exposed to various liabilities and additional costs for prior and future periods, including exposure under federal, state and local tax laws, workers’ compensation and unemployment benefits, minimum and overtime wage laws and other labor and employment laws, as well as potential liability for penalties and interest. If the amounts related to such liabilities and additional costs are significant, our business, financial condition and results of operations could be adversely affected. See "Item 8 — Financial Statements and Supplementary Data — Note 17 — Contingencies."
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
As of December 31, 2023, IAC had nearly 9,500 employees, substantially all of whom were full-time employees and the substantial majority of whom were based in the United States.
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

To be eligible for the IAC Fellows program, applicants must be high-achieving students from historically and systematically underrepresented communities, with first-generation college students being given priority consideration. Students must be citizens or permanent residents of the U.S. and possess the following personal attributes: (i) leadership abilities, (ii) a strong interest in science, technology, computer science and/or math, (iii) demonstrated intellectual curiosity and devotion to study, (iv) a hunger to learn and achieve academically and (v) ethics, integrity and strength of character.
Lastly, through our charitable foundation, we award scholarships to high-achieving students who have a demonstrable need for financial assistance. Recipients can use scholarships for various college-related expenses, such as tuition, course-related fees, books, supplies and equipment.
Diversity, Equity and Inclusion
We are committed to building inclusive workplaces and workforces that reflect the diversity of the global population using our products and services each day. Accordingly, we view diversity, equity and inclusion (DE&I) efforts as integral to our success. While DE&I efforts, policies and practices vary across our businesses, they include (in addition to the IAC Fellows program discussed above) at certain of our businesses: (i) pay equity analyses conducted on an annual basis to ensure that women and employees from traditionally under-represented groups are not adversely impacted by pay bias, (ii) employee community resource groups (ERGs) led and supported by senior executives (and in certain cases, funded by the relevant business) and (iii) DE&I councils that collaborate directly with senior executives to roll out DE&I training, as well to determine ways to diversify product and service experiences, attract a more diverse population of employees and invest in building diverse and equitable local communities.
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
Traffic building and conversion initiatives involve considerable expenditures for online and offline advertising and marketing. We have made, and expect to continue to make, significant expenditures for search engine marketing (primarily in the form of the purchase of keywords, which we purchase primarily through Google and, to a lesser extent, Microsoft and Yahoo!), social media advertising and other online display advertising and traditional offline advertising (including television and radio campaigns) in connection with these initiatives, which may not be successful or cost-effective. Also, to continue to reach consumers and users, we will need to continue to identify and devote more of our overall marketing expenditures to newer digital advertising channels (such as online video, social media, streaming, OTT and other digital platforms), as well as target consumers and users via these channels in a cost-effective manner. As these channels continue to evolve relative to traditional channels (such as television), it could continue to be difficult to assess returns on related marketing investments. Historically, we have had to increase advertising and marketing expenditures over time to attract and convert consumers, retain users of our various products and services and sustain our growth.
Our ability to market our brands and businesses on any given property or channel is generally subject to the policies of the relevant third-party seller, publisher (including search engines, web browsers and social media platforms with extraordinarily high levels of traffic and numbers of users) or marketing affiliate. As a result, we cannot be certain that these parties will not limit or prohibit us or our affiliate marketing partners from purchasing certain types of advertising (including the purchase by us of advertising with preferential placement or for certain of our products and services) or using one or more current or prospective marketing channels in the future. If a significant marketing channel took such an action generally, for a significant period of time or on a recurring basis, our business, financial condition and results of operations could be adversely affected. In addition, if we fail to comply with the policies of third-party sellers, publishers and marketing affiliates, our advertisements could be removed without notice or our accounts could be suspended or terminated, any of which could adversely affect our business, financial condition and results of operations. In addition, any phasing out (or blocking) of third-party cookies by web browsers could adversely affect our business, financial condition and results of operations.
We rely heavily on free search engine marketing to drive traffic to our properties. The display, including rankings, of search results can be affected by a number of factors, many of which are not in our direct control, and may change frequently. Search engines have made changes in the past to their ranking algorithms, methodologies and design layouts that have reduced the prominence of links to websites offering our products and services and negatively impacted traffic to such websites, and we expect that search engines will continue to make such changes from time to time in the future. However, we may not know how (or otherwise be in a position) to influence actions of this nature taken by search engines. With respect to search results in particular, even when search engines announce the details of their methodologies, their parameters may change from time to time, be poorly defined or be inconsistently interpreted. In addition, if there are changes in the usage and functioning of search engines or decreases in consumer use of search engines, for example, as a result of the continued development of artificial intelligence technology, this could negatively impact our ability to drive traffic to our properties.

Our failure to respond successfully to rapid and frequent changes in the operating and pricing dynamics of search engines, as well as changing policies and guidelines applicable to keyword advertising and content quality (which may be unilaterally updated by search engines without advance notice) and any other changes in the usage and functioning of search engines (including decreased consumer use of search engines), could adversely affect our paid and free search engine marketing efforts. Specifically, such changes could adversely affect paid listings (both their placement and pricing), as well as the ranking of links to websites offering our products and services within search results, any or all of which could increase our marketing costs (particularly if free traffic is replaced with paid traffic) and adversely affect the effectiveness of our marketing efforts overall. In addition, the failure to respond successfully to the phasing out (or blocking) of third-party cookies by web browsers, as well as consumers increasingly choosing to use browsers that do not support third-party cookies, could also adversely affect the effectiveness of our marketing efforts at those of our businesses that rely on cookies as a meaningful part of their overall marketing strategy.
Lastly, in connection with the acquisition of traffic and leads directly from third parties, certain of our businesses also enter into various arrangements with such parties (including advertising and marketing firms) to drive traffic to their various brands and businesses and generate leads, which arrangements are generally more cost-effective than traditional marketing efforts. If these businesses are unable to renew existing (and enter into new) arrangements of this nature, sales and marketing costs as a percentage of revenue would increase over the long-term, which could adversely affect our business, financial condition and results of operations. In addition, recent regulatory changes may make it more difficult for these businesses, particularly those within our Angi Inc. segment, to obtain traffic and leads by way of third-party affiliate relationships. See "Item 1 — Business — Description of IAC Businesses — Government Regulation" and " — Changes to certain requirements applicable to certain communications with consumers may adversely impact our ability to generate leads for service professionals." Lastly, in the case of traffic and leads acquired directly and generated through third-party affiliates, the quality, validity (from real users with genuine interest and, if applicable, otherwise acquired in a manner that complies with contractual obligations in place with paid listings providers or advertisers) and convertibility of such traffic and leads are dependent on many factors, most of which are generally outside of our control. If the quality, validity or convertibility of traffic and leads we acquire directly and/or via third-party affiliates do not meet the expectations of the users of our various products and services, our paid listings providers or advertisers (as well any third parties who may acquire such traffic or leads from our paid listings providers or advertisers), as applicable, our business, financial condition and results of operations could be adversely affected.
We rely on search engines to drive traffic to our various properties. Certain search engine operators offer products and services that compete directly with our products and services. If links to websites offering our products and services are not displayed prominently in search results, traffic to our properties could decline and our business could be adversely affected.
As discussed above, the amount of traffic we attract through search engines is due in large part to how and where websites offering our products and services (and related information and links to those properties) are displayed on search engine results pages. Certain search engine operators offer products and services that compete directly with our products and services and may change their displays or rankings in order to promote their products or services or the products or services of one or more of our competitors. Any such action could negatively impact the search rankings of links to websites offering our products and services, or the prominence with which such links appear in search results. Our success depends on the ability of links to websites offering our products and services to maintain a prominent position in search results, and in the event operators of search engines promote their own competing products in the future in a manner that has the effect of reducing the prominence or ranking of links to websites offering our products and services, our business, financial condition and results of operations could be adversely affected.

Certain of our businesses depend upon arrangements with Google.
A meaningful portion of our consolidated revenue (and a substantial portion of our net cash from operations that we can freely access) is attributable to a services agreement with Google. Pursuant to this agreement, we display and syndicate paid listings provided by Google in response to search queries generated through the businesses within our Search segment. In exchange for making our search traffic available to Google, we receive a share of the revenue generated by the paid listings supplied to us, as well as certain other search related services. Our agreement with Google expires on March 31, 2025.

The amount of revenue we receive from Google depends on a number of factors outside of our control, including the amount Google charges for advertisements, the efficiency of Google’s system in attracting advertisers and serving up paid listings in response to search queries and parameters established by Google regarding the number and placement of paid listings displayed in response to search queries. In addition, Google makes judgments about the relative attractiveness (to advertisers) of clicks on paid listings from searches performed on our properties and these judgments factor into the amount of revenue we receive. Google also makes judgments about the relative attractiveness (to users) of paid listings from searches performed on our properties and these judgments factor into the number of advertisements that we can purchase. Changes to the amount Google charges advertisers, the efficiency of Google’s paid listings network and the quality of related traffic, Google’s judgment about the relative attractiveness to advertisers of clicks on paid listings from our properties or to the parameters applicable to the display of paid listings generally could result in a decrease in the amount of revenue we receive from Google and could adversely affect our business, financial condition and results of operations. Such changes could come about for a number of reasons, including general market conditions, competition or policy and operating decisions made by Google.
Our services agreement with Google also requires that we comply with certain guidelines for the use of Google brands and services, including the Chrome browser and Chrome Web Store. These guidelines govern which of our products and applications may access Google services or be distributed through its Chrome Web Store, and the manner in which Google’s paid listings are displayed within search results across various third-party platforms and products (including our properties). Our services agreement also requires that we establish guidelines to govern certain activities of third parties to whom we syndicate paid listings, including the manner in which these parties drive search traffic to their websites and display paid listings. Google may generally unilaterally update its policies and guidelines without advance notice, whether under the services agreement or otherwise, which could in turn require modifications to, or prohibit and/or render obsolete certain of our products, services and/or business practices, which could be costly to address or otherwise adversely affect our business, financial condition and results of operations. Noncompliance with Google’s guidelines by us or the third parties to whom we are permitted to syndicate paid listings or through which we secure distribution arrangements for the businesses within our Search financial reporting segment could result in the suspension of some or all Google services to us (or the websites of our third-party partners) and/or the termination of the services agreement by Google. Google has, in the past, made policy changes generally and under the services agreement, which had a negative impact on the historical and expected future results of operations of our Desktop business, as well as suspended services with respect to some of our Desktop products, and may take continued or further action with respect to our products and businesses in the future.
The termination of the services agreement by Google (including the non-renewal of the agreement upon its expiration), the curtailment or worsening of our rights under the agreement, including the failure to allow our products to access Google services (whether pursuant to the terms thereof or otherwise), and/or the failure of Google to perform its obligations under the agreement and/or policy changes implemented by Google under the services agreement or otherwise would have an adverse effect on our business, financial condition and results of operations. If any of these events were to occur, we may not be able to find another suitable alternate provider of paid listings (or if an alternate provider were found, the economic and other terms of the agreement and the quality of paid listings may be inferior relative to our arrangements with (and the paid listings supplied by) Google) or otherwise replace the lost revenues.

Changes in the usage and functioning of search engines related to generative artificial intelligence technology (“GAI”), related disruption to marketing technologies and platforms and use of our content by GAI chatbots could adversely impact our business, financial condition and results of operations.
GAI-powered chatbots and other tools could change the way people access and consume information, and if they supplant traffic to the websites of our businesses (in particular, the Digital business within our Dotdash Meredith segment), we could experience decreased traffic and advertising revenues, which could adversely impact our business, financial condition and results of operations. In addition, GAI has the potential to generate digital content and information and develop digital products and services at a much greater scale and in a more cost-effective manner relative to traditional efforts, which could result in increased competition. The use of GAI could lead to unintended consequences, including generating content that appears correct but is factually inaccurate, misleading or otherwise flawed. Several jurisdictions worldwide have proposed or enacted laws, rules and regulations governing GAI, and compliance with such laws, rules and regulations could be costly. The failure to adopt or otherwise adapt to evolving GAI capabilities could adversely affect our ability to compete generally, which could adversely affect our business, financial condition and results of operations. Lastly, to the extent GAI chatbots misappropriate or misuse our copyrighted content, the value of this content will be diminished and our ability to invest in new content will be adversely impacted, which could adversely affect our business, financial condition and results of operations.
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
Lastly, the success of our advertising-supported businesses also depends, in part, on their ability to compete for a share of available advertising expenditures as more traditional offline and emerging media companies continue to enter the online advertising market, the continued growth and acceptance of online advertising generally and their ability to successfully adapt to changes in the overall digital advertising landscape (for example, in response to the phasing out (or blocking) of third-party cookies by web browsers and consumers increasingly choosing to use browsers that do not support third-party cookies). Any lack of growth in the market for online advertising and/or our inability to successfully adapt to changes in the overall digital advertising landscape could adversely affect our business, financial condition and results of operations. See also "-Our success depends, in part, on the ability of our Digital business to successfully expand the digital reach of our portfolio of publishing brands."
Our success depends, in part, on our continued ability to develop and monetize versions of our products and services for mobile and other digital devices.
As consumers increasingly access our products and services through mobile and other digital devices, we will need to continue to devote significant time and resources to ensure that our products and services are accessible across these platforms (and multiple platforms generally). If we do not keep pace with evolving online, market and industry trends (including the introduction of new and enhanced digital devices and changes in the preferences and needs of consumers generally), offer new and/or enhanced products and services in response to such trends that resonate with consumers, monetize products and services for mobile and other digital devices as effectively as traditional products and services and/or maintain related systems, technology and infrastructure in an efficient and cost-effective manner, our business, financial condition and results of operations could be adversely affected.
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
A significant portion of our consolidated revenue is attributable to digital and other advertising, primarily revenue from the businesses within our Dotdash Meredith and Search segments. Accordingly, events and trends that put economic pressure on advertisers and consumers could continue to result in decreased advertising expenditures and related revenues generally, which would continue to adversely affect our business, financial condition and results of operations. For example, demand for advertising is highly dependent upon the strength of the economy in the United States, so any general economic downturn, recessionary concerns, rising interest rates and increased inflation, as well as any sudden disruption in business conditions, could adversely affect demand for advertising and consumer confidence, and in turn, our business, financial condition and results of operations. Also, as alternative forms of media and entertainment (relative to traditional forms of media) continue to grow, competition for advertising will continue to increase, which could adversely affect demand for (and the effectiveness of) advertising through our various platforms, which in turn could adversely affect our business, financial condition and results of operations. In addition, the phasing out (or blocking) of third-party cookies by web browsers, as well as consumers increasingly choosing to use browsers that do not support third-party cookies, could also adversely affect our ability to sell advertising and the effectiveness of our marketing efforts at those of our businesses that rely on cookies as a meaningful part of their overall marketing strategy.
Our success depends, in part, on the ability of our Digital business to successfully expand the digital reach of our portfolio of publishing brands.
We intend to continue to focus on digital content and advertising across our portfolio of publishing brands, including the deployment of our playbook for building digital lifestyle brands across Dotdash Meredith brands. As a result, we intend to continue to increase our investment in our Digital business. If this focus and increased investment does not generate increased revenue from our Digital business and/or if we otherwise do not successfully execute this strategy generally and/or in a cost-effective manner, our business, financial condition and results of operations will be adversely affected.
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
In particular, as consumers increasingly access our products and services through applications, we increasingly depend upon the Apple App Store, Google Play Store, Google’s Chrome Web Store, Microsoft Store and Amazon App Store to distribute our mobile applications. The operators of these stores have broad discretion to change their respective terms and conditions applicable to the distribution of our applications, including those relating to privacy and data collection, the amount of (and requirement to pay) certain fees associated with purchases facilitated by such stores through our applications, their ability to interpret their respective terms and conditions in ways that may limit, eliminate or otherwise interfere with our ability to distribute our applications through such stores, the features we may provide in our products and services, our ability to access information about our subscribers and users that they collect and the manner in which we market in-app products. The operators of these stores could also make changes to their operating systems or payment services that could negatively affect us. No assurances can be provided that the operators of these stores will not interpret their respective terms and conditions in the manner described above and to the extent any of them do so, our business, financial condition and results of operations could be adversely affected.

Revenue from our Print business is declining.
Our Print business generates revenue from various channels, the largest of which are the sale of print magazine subscriptions to consumers and magazine advertising, followed by newsstand sales. The profitability of our print magazine publications (and in turn, our Print business) depends, in substantial part, on our ability to both maintain a profitable audience and sell advertising based on that audience. The industry in which our Print business operates is extremely competitive and such business will continue to face increasing competition from alternative forms of media and entertainment (primarily digital channels). As a result, in 2022 we eliminated the print component of certain of our publishing brands and reduced the circulation of others, which together with continuing trends in the print publishing industry, negatively impacted (and continues to negatively impact) our Print revenue. We continue to expect Print revenue from print magazine subscriptions, advertisers and newsstand sales to decline over the next few years. If we do not offset the decrease in Print magazine subscriptions by increasing subscription prices, our revenue may decline. And if we do not offset reductions in revenue with the implementation of cost-cutting measures and continue to proactively manage this decline, our business, financial condition and results of operations could be adversely affected.
Increases in paper and postage prices are difficult to predict and control.
In the case of our Print business, paper and postage represent a significant component of costs. Paper is a commodity and its price can be subject to significant volatility. Paper prices reached all time-highs in early 2023. We rely on multiple third parties to supply us with paper for our print magazines, the largest of which are located in the European Union. Our paper supply contracts currently provide for price adjustments based on prevailing market prices and historically, we have been able to realize favorable paper pricing through volume discounts. Our paper suppliers and/or the paper mills upon which they rely for inventory may experience events outside of their and our control that result in supply chain disruptions (for example, labor force disruptions (strikes and union negotiations) and weather, among other events). The United States Postal Service (the “USPS”) distributes substantially all our subscription magazines and many of our marketing materials. Postal rates are dependent on the operating efficiency of the USPS and on legislative mandates imposed upon the USPS. Although we work with others in the industry and through trade organizations to encourage the USPS to implement efficiencies that will minimize postal rate increases, we have no control over such matters. The current USPS is committed to increasing postal rates, which combined with the impact of volatility in paper prices and paper supply chain disruptions, could adversely affect our business, financial condition and results of operations.
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
In connection with the acquisition of Meredith Holdings Corp. in December 2021, our Dotdash Meredith business assumed certain pension plan obligations. The two largest of these pension plans are funded plans in the United Kingdom and the United States, both of which are overfunded on a U.S. GAAP basis (see “Item 8 — Financial Statements and Supplementary Data — Note 13 — Pension and Postretirement Benefit Plans”). The pension plan in the United Kingdom relates to a business that was sold by Meredith Corporation prior to the acquisition, and as of the date of this annual report, there are no active participants in such plan accruing benefits. This plan has entered into annuity contracts designed to provide payments equal to all future designated contractual benefit payments to covered participants until the annuity contracts are settled. The value of these annuity contracts and the liabilities with respect to participants are expected to match (in other words, the full benefits have been annuitized). In addition, effective December 31, 2022, the qualified pension plan in the United States terminated and from and after such date, no participants accrued additional service credits under that plan. Following the receipt of a favorable determination letter regarding the termination of the U.S. plan from the Internal Revenue Service, each plan participant will elect to have their benefits satisfied by way of a lump sum cash payment or the purchase of an annuity on the relevant participant's behalf. While the Company does not expect to have to make any contributions to these plans, that could change based upon future events.

Our success depends, in part, on the ability of Angi Inc. and Care.com to establish and maintain relationships with quality and trustworthy service professionals and caregivers.
We must continue to attract, retain and grow the number of skilled and reliable service professionals who can provide services across Angi Inc. platforms and caregivers who can provide care-related services through the Care.com platform. If we do not offer innovative products and services that resonate with consumers, service professionals, subscribers and caregivers generally, as well as provide service professionals and caregivers with an attractive return on their marketing and advertising investments, the number of service professionals and caregivers affiliated with Angi Inc. and Care.com platforms, respectively, would decrease. Any such decreases would result in smaller and less diverse networks and directories of service professionals and caregivers, and in turn, decreases in service requests, pre-priced bookings and directory searches, as well as subscriber requests for caregivers, which could adversely impact our business, financial condition and results of operations.
In addition to valuing the skill and reliability of service professionals and caregivers, consumers and families want to work with service professionals and caregivers whom they trust to work in their homes and with their family members and with whom they feel safe. While there are screening processes and certain other safety-related measures in place at these businesses (which generally include certain limited background checks) intended to prevent unsuitable service professionals and caregivers from joining and remaining on our various platforms, these processes have limitations and, even with these safety measures, no assurances can be provided regarding the future behavior of any service provider or caregiver affiliated with our platforms. Inappropriate and/or unlawful service professional and/or caregiver behavior generally (particularly behavior that compromises their trustworthiness and/or of the safety of consumers and families) could result in decreases in service requests and subscriber requests for caregivers and related care services, bad publicity and related damage to our reputation, brands and brand-building efforts and/or actions by governmental and regulatory authorities, criminal proceedings and/or litigation. The occurrence or any of these events could, in turn, adversely affect our business, financial condition and results of operations.
Our success depends, in part, on the ability of Angi Inc. to continue to expand pre-priced offerings, while balancing the overall mix of service requests and directory services on Angi Inc. platforms generally.
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
Changes to certain requirements applicable to certain communications with consumers may adversely impact the ability of our Angi Inc. businesses to generate leads for service professionals.
In connection with the marketing of our products and services and efforts to generate leads for service professionals, the businesses within our Angi Inc. segment have historically relied on their ability (and the ability of service professionals) to communicate with consumers via phone and text message, in some cases, using automated technology, as have third-party affiliates through which Angi Inc. businesses market their products and services. As discussed in "Item 1-Business-Description of IAC Businesses-Government Regulation," in an effort to reduce robocalls and robotexts, there has been an increased effort by U.S. regulatory authorities and telecommunications carriers to ensure that consumers opt in to receiving certain marketing calls and text messages from businesses. For example, the FCC has adopted an amendment to the express consent requirements of the TCPA to require a 1:1 consent for a business to contact a consumer via phone or text message using automated technology. This means that each business that wishes to contact a consumer for marketing purposes via phone or text message using automated technology must receive its own specific express written consent from the consumer. While the amendment is not yet finalized, as proposed, in the case of our Angi Inc. businesses, it will require revisions to some processes and certain aspects of product experience, as well as to third-party affiliate arrangements. These revisions could result in increased expenses. Further, the increased disclosures and consent requirements under the proposed rule could adversely impact consumer engagement levels and consumer conversion in the case of Angi Inc. products and services, which would decrease leads generated on Angi Inc. platforms, as well as the ability of Angi Inc. businesses to obtain leads through third-party affiliate arrangements, which, in turn, could adversely affect our business, financial condition and results of operations. Independent of the proposed TCPA amendment, phone carriers increasingly dictate rules for obtaining consent from consumers to receive text messages. This may reduce the number of consumers who opt in to receiving both marketing and transactional text messages from Angi Inc. businesses and service professionals, which could further adversely impact the ability of Angi Inc. businesses to generate leads for service professionals and, in turn, our business, financial condition and results of operations.

Our success depends, in part, on our ability to access, collect and use personal data about our users and subscribers.
We depend on search engines, digital app stores and social media platforms, in particular, those operated by Google, Apple and Facebook, to market, distribute and monetize our products and services. Our users and subscribers engage with these platforms directly, and in the case of digital app stores, are generally subject to requirements regarding the use of their payment systems for various transactions. As a result, these platforms generally receive personal data about our users and subscribers that we would otherwise receive if we transacted with our users and subscribers directly. Certain of these platforms have restricted (and continue to restrict) our access to personal data about our users and subscribers obtained through their platforms. In addition, the privacy and data collection policies of certain platforms require users to opt-in to sharing their devices’ unique identifiers with our businesses, which allow them to recognize a given device and track related activity across applications and websites, primarily for marketing purposes. If these platforms continue to limit, eliminate or otherwise interfere with our ability to access, collect and use personal data about our users and subscribers, our ability to identify, communicate with and market to a meaningful portion of our user and subscriber bases may be adversely impacted. If so, our customer relationship management efforts, our ability to identify, target and reach new segments of our user and subscriber bases and the population generally, the efficiency of our paid marketing efforts, the rates we are able to charge advertisers seeking to reach users and subscribers of our various properties and our ability to develop and implement safety features, policies and procedures for certain of our products and services could be adversely affected. We cannot assure you that the search engines, digital app stores and social media platforms upon which we rely will not continue to (or continue to increasingly) limit, eliminate or otherwise interfere with our ability to access, collect and use personal data about our users and subscribers or that any future platforms upon which we may rely will not do the same. To the extent that any or all of them do so, our business, financial condition and results of operations could be adversely affected.
Our ability to engage directly with our users, subscribers, consumers, service professionals and caregivers on a timely basis is critical to our success.
As consumers increasingly communicate via mobile and other digital devices and messaging and social media apps, email usage (particularly among younger consumers) has declined and we expect this trend to continue. In addition, deliverability and other restrictions could limit or prevent our ability to send emails to users, subscribers, consumers, service professionals and caregivers. Recently, email providers have tightened their spam thresholds. Exceeding these more stringent spam thresholds could result in some or all of the emails from our various businesses being delayed or blocked, and therefore less likely to be opened. A continued and significant erosion in our ability to engage with users, subscribers, consumers, service professionals and caregivers via email could adversely impact the user experience, engagement levels and conversion rates, which could adversely affect our business, financial condition and results of operations. We cannot assure you that any alternative means of communication (for example, push notifications and text messaging) will be as effective as email has been historically.

Mr. Diller, certain members of his family and Mr. Levin are able to exercise significant influence over the composition of IAC’s board of directors, matters subject to stockholder approval and IAC’s operations.
As of February 9, 2024, Mr. Diller, his spouse (Diane von Furstenberg) and his stepson (Alexander von Furstenberg) collectively held (directly and through certain trusts) shares of Class B common stock and common stock that represented approximately 42.2 % of the total outstanding voting power of IAC (based on the number of shares of Class B and common stock outstanding on February 9, 2024).
As a result of the IAC securities held by these individuals, as of the date of this report, such individuals are (and are expected to continue to be), collectively, in a position to influence (subject to IAC’s organizational documents and Delaware law) the composition of IAC’s board of directors and the outcome of corporate actions requiring stockholder approval (such as mergers, business combinations and dispositions of assets, among other corporate transactions). These securities are subject to the Voting Agreement described under "Item 1-Business-Equity Ownership and Vote" and as a result of such agreement, as of the date of this report Mr. Levin is (and is expected to continue to be) in a position, subject to IAC’s organizational documents and Delaware law, to influence his election to IAC’s board of directors and the outcome of Contingent Matters (as defined in the Voting Agreement). This concentration of investment and voting power could discourage others from initiating a potential merger, takeover or other change of control transaction that may otherwise be beneficial to IAC and its stockholders, which could adversely affect the market price of IAC securities.
In addition, all or a portion of the shares of Class B common stock collectively held by Mr. Diller, his spouse and stepson could be sold to a third party, which could result in the purchaser obtaining significant influence over IAC, the composition of IAC’s board of directors, matters subject to stockholder approval and IAC’s operations, without consideration being paid to holders of shares of our common stock, and without holders of shares of our common stock having a right to consent to the identity of such purchaser. Pursuant to the Voting Agreement, if any of the holders of Class B common stock were to determine to sell shares of Class B common stock to a person other than Mr. Diller, his family members or certain entities controlled by such persons, they have agreed that they will discuss selling such shares to Mr. Levin before selling them to any other party.

Risk Factors Related to Our Liquidity, Indebtedness and Dilution
Current and future indebtedness could affect our ability to operate our business, which could have a material adverse effect on our business, financial condition and results of operations.
On December 1, 2021, Dotdash Meredith, Inc. entered into the Dotdash Meredith Credit Agreement, which provides for: (i) a five year $350 million Dotdash Meredith Term Loan A, (ii) a seven-year Dotdash Meredith $1.25 billion Term Loan B and (iii) a five year $150 million Dotdash Meredith Revolving Facility. As of December 31, 2023, we had total debt outstanding of approximately $2.0 billion, consisting of $315.0 million and $1.23 billion under the Dotdash Meredith Term Loan A and Dotdash Meredith Term Loan B, respectively, and $500.0 million of ANGI Group Senior Notes.
The Dotdash Meredith Credit Agreement contains a number of covenants that restrict the ability of Dotdash Meredith and certain of its subsidiaries to take specified actions, including, among other things (and subject to certain exceptions): (i) creating liens, (ii) incurring indebtedness, (iii) making investments and acquisitions, (iv) engaging in mergers, dissolutions and other fundamental changes, (v) making dispositions, (vi) making restricted payments (including dividends and certain prepayments of junior debt, if any), (vii) consummating transactions with affiliates, (viii) entering into sale-leaseback transactions, (ix) placing restrictions on distributions from subsidiaries, and (x) changing its fiscal year. The Dotdash Meredith Credit Agreement also contains customary affirmative covenants and events of default. For a description of certain restrictions in effect following the test period ended December 31, 2023, see “Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Position, Liquidity and Capital Resources — Liquidity and Capital Resources — Liquidity Assessment.”
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
For additional information regarding the Dotdash Meredith Credit Agreement and indebtedness outstanding thereunder, see “Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Position, Liquidity and Capital Resources.”

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
Variable rate indebtedness and interest rate swaps subject us to interest rate risk and counterparty risk, respectively.
As of December 31, 2023, we had total debt outstanding of approximately $2.0 billion, consisting of $315.0 million and $1.23 billion under the Dotdash Meredith Term Loan A and Dotdash Meredith Term Loan B, respectively, which bear interest at variable rates, and $500.0 million in aggregate principal amount of ANGI Group Senior Notes, which bear interest at a fixed rate. As of that date, we had borrowing availability of $150 million under the Dotdash Meredith Revolving Facility. Borrowings under the Dotdash Meredith Term Loans A and B are, and any borrowings under the Dotdash Meredith Revolving Facility will be, at variable interest rates, which exposes us to interest rate risk. To hedge a portion of the interest rate risk in respect of this indebtedness, in March 2023, Dotdash Meredith entered into interest rate swaps on the Dotdash Meredith Term Loan B for a total notional amount of $350 million with a maturity date of April 1, 2027, which expose Dotdash Meredith to counterparty credit risk based on the potential default of one or more counterparties.
For details regarding: (i) the variable interest rates applicable to indebtedness outstanding under the Dotdash Meredith Credit Agreement as of December 31, 2023 and how certain increases and decreases in those rates would affect related interest expense as of December 31, 2023 and generally, (ii) the interest rate swaps on the Dotdash Meredith Term Loan B and (iii) the fixed interest rates applicable to the ANGI Group Senior Notes and how certain increases and decreases in market rates relative to those rates would affect the fair value of this indebtedness, see “Item 7A — Quantitative and Qualitative Disclosures About Market Risk.”
We may not freely access the cash of Dotdash Meredith and/or Angi Inc. and their respective subsidiaries.
Our potential sources of cash include our available cash balances, net cash from the operating activities of certain of our subsidiaries and proceeds from asset sales, including marketable securities. While the ability of our operating subsidiaries to pay dividends or make other payments or advances to us depends on their individual operating results and applicable statutory, regulatory or contractual restrictions generally, in the case of Dotdash Meredith, the terms of the Dotdash Meredith Credit Agreement limit the ability of Dotdash Meredith to pay dividends or make distributions, loans or advances to stockholders (including IAC) in certain circumstances. See "Item 8 — Financial Statements and Supplementary Data — Note 7 — Long-Term Debt." In addition, because Angi Inc. is a separate and distinct publicly traded legal entity, Angi Inc. has no obligation to provide us with funds.
You may experience dilution with respect to your investment in IAC, and IAC may experience dilution with respect to its investment in Angi Inc., as a result of compensatory equity awards.
IAC has issued various compensatory equity awards, including stock options, shares of restricted stock, restricted stock units and stock appreciation rights denominated in shares of IAC common stock, as well as in equity of certain of its consolidated subsidiaries, including Angi Inc. and certain of its subsidiaries.

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
We are sensitive to general economic events and trends, particularly those that adversely impact consumer confidence and spending behavior, as well as general geopolitical risks.
Events and trends that result in decreased levels of consumer confidence and discretionary spending (for example, a general economic downturn, recessionary concerns, high interest rates and increased inflation, as well as any sudden disruption in business conditions) could adversely affect our business, financial condition and results of operations. The businesses in our Angi Inc. segment are particularly sensitive to events and trends that could result in consumers delaying or foregoing home services projects (including difficulties obtaining supplies for and financing such projects) and service professionals being less likely to pay for Angi Inc.'s various products and services. Similarly, our Care.com business is particularly sensitive to events and trends that could adversely impact the ability of families to pay for caregiver services. Any such events or trends could adversely impact the number and quality of service professionals and caregivers affiliated with these businesses and/or could adversely impact the reach of (and breadth of services offered through) these businesses, any or all of which could adversely affect our business, financial condition and results of operations. Lastly, given the adverse financial and operational impact we experienced as a result of the coronavirus and measures designed to contain its spread, any future outbreak of a widespread health epidemic or pandemic could adversely impact our ability to conduct ordinary course business activities and employee productivity and increase operating costs.

Our success depends, in part, on our ability to build, maintain and/or enhance our various brands.
Through our various businesses, we own and operate a number of widely known consumer brands with strong brand appeal and recognition within their respective markets and industries, as well as emerging brands that we are in the process of building. We believe that our success depends, in large part, on our continued ability to maintain and enhance our established brands, as well as build awareness of (and loyalty to) our emerging brands. Events that could adversely impact our brands and brand-building efforts include (among others): product and service quality concerns, consumer complaints or lawsuits, lack of awareness of the policies of our various businesses and/or how they are applied in practice, our failure to respond to consumer, user, service professional and caregiver feedback, ineffective advertising, inappropriate and/or unlawful actions taken by consumers, users, service professionals and caregivers, actions taken by governmental or regulatory authorities, data protection and security breaches and related bad publicity. The occurrence or any of these events could, in turn, adversely affect our business, financial condition and results of operations.
We may not be able to protect our systems, technology and infrastructure from cybersecurity incidents or cybersecurity incidents experienced by third parties could adversely affect us.
We are regularly subjected to attacks by threat actors through the use of botnets, malware or other destructive or disruptive software, distributed denial of service attacks, phishing and attempts to misappropriate user information and account login credentials and intercept payments intended for legitimate third parties, among other similar malicious activities. The incidence of events of this nature (or any combination thereof) is on the rise worldwide. Our efforts to develop and maintain systems, processes and procedures designed to detect and prevent events of this nature from impacting our systems, technology, infrastructure, products, services, payment processes and procedures and users are costly and require ongoing monitoring and updating as technologies change and efforts to overcome preventative security measures become more sophisticated. There can be no assurance that the systems we have designed to prevent or limit the effects of cybersecurity incidents will be sufficient to prevent or detect material consequences arising from such incidents, which could have a material adverse effect on our systems if such incidents do occur. Despite these efforts, we could experience significant or material cybersecurity incidents in the future, which could adversely affect our business, financial condition and results of operations.
Any cybersecurity incident or other similar event that we experience could damage our systems, technology and infrastructure or those of our users, prevent us from providing our products and services, compromise the integrity of our products and services, damage our reputation, erode our brands or be costly to remedy, as well as subject us to investigations by regulatory authorities, fines or litigation that could result in liability to third parties. Even if we do not experience such events directly, the impact of any such events experienced by third parties upon which we rely and with which we contract for various products and services could have a similar effect. Cybersecurity incidents or other similar events experienced by third-party service providers could adversely affect our business, financial condition and results of operations. While we maintain a cyber insurance policy to help manage, in part, costs associated with significant cybersecurity incidents that may occur, it may not be adequate to compensate for losses resulting from any such events or we may not be able to secure such coverage on commercially reasonable terms in the future. If we (or any third party with which we do business or on which we otherwise rely upon) experience(s) an event of this nature, our business, financial condition and results of operations could be adversely affected.
If personal, confidential or sensitive user information is breached or otherwise accessed by unauthorized persons, it may be costly to mitigate and our reputation could be harmed.
We receive, process, store and transmit a significant amount of personal, confidential or sensitive user and subscriber information and, in the case of certain of our products and services, enable users and subscribers to share their personal information with each other. Our efforts to develop and maintain systems designed to protect the security, integrity and confidentiality of this information may not prevent inadvertent or unauthorized use or disclosure, and third parties may gain unauthorized access to this information. When such events occur, we may not be able to remedy them, we may be required by law to notify regulators and impacted individuals and it may be costly to mitigate the impact of such events and to develop and implement protections to prevent future events of this nature from occurring. When breaches of security (ours or that of any third party that we engage to store such information) occur, we could face governmental enforcement actions, significant fines, litigation (including consumer class actions) and the reputation of our brands and business could be harmed, any or all of which could adversely affect our business, financial condition and results of operations. While we maintain a cyber insurance policy to help manage, in part, costs associated with significant cybersecurity incidents that may occur, it may not be adequate to compensate for losses resulting from any such events or we may not be able to secure such coverage on commercially reasonable terms in the future. In addition, if any of the search engines, digital app stores or social media platforms through which we market, distribute and monetize our products and services were to experience a breach, third parties could gain unauthorized access to personal data about our users and subscribers, which could indirectly harm the reputation of our brands and business and, in turn, adversely affect our business, financial condition and results of operations.

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
We may be subject to claims of non-compliance with applicable privacy and data protection laws and regulations that we may not be able to successfully defend or that may result in significant fines and penalties. Moreover, any non-compliance or perceived non-compliance by us (or any third party we engage) or any compromise of security that results in unauthorized access to (or use or transmission of) personal information could result in a variety of claims against us, including governmental enforcement actions, significant fines, litigation (including consumer class actions), claims of breach of contract and indemnity by third parties and adverse publicity. When such events occur, our reputation could be harmed and the competitive positions of our various brands and businesses could be diminished, which could adversely affect our business, financial condition and results of operations. Additionally, to the extent multiple U.S. state (and/or European Union member-state) laws continue to be introduced with inconsistent or conflicting standards and there is no federal or European Union regulation to preempt such laws, compliance could be even more difficult to achieve and our potential exposure to the risks discussed above could increase.
Lastly, ongoing compliance with existing (and compliance with future) privacy and data protection laws worldwide is (and we expect that it will continue to be) costly. The devotion of significant expenditures to compliance (versus to the development of products and services) could result in delays in the development of new products and services, us ceasing to provide problematic products and services in existing jurisdictions and us being prevented from introducing products and services in new and existing jurisdictions, any or all of which could adversely affect our business, financial condition and results of operations.
Our success depends, in part, on the integrity, quality, efficiency and scalability of our systems, technology and infrastructure, and those of third parties.
We rely on our systems, technology and infrastructure to perform well on a consistent basis. From time to time in the past, we have experienced (and in the future we may experience) occasional interruptions that make some or all of this framework and related information unavailable or that prevent us from providing products and services; any such interruption could arise for any number of reasons. We also rely on third-party data center service providers and cloud-based, hosted web service providers, as well as third-party computer systems and a variety of communications systems and service providers in connection with the provision of our products and services generally, as well as to facilitate and process certain payment and other transactions with users. We have no control over any of these third parties or their operations and the interruption of any of the services provided by these parties could prevent us from accessing user and subscriber information and providing our products and services. If any third parties upon which we rely cannot adequately or appropriately provide their services or perform their duties and responsibilities due to a cybersecurity incident or other interruption, we may be subject to business disruptions. Any business disruptions could adversely affect us and be costly to remediate, as well as result in user and customer dissatisfaction, reputational damage and/or legal or regulatory proceedings (among other adverse consequences), which could have an adverse effect on our business, financial condition and results of operations. While we may be entitled to damages if third parties fail to satisfy their data privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award.
Our systems, technology and infrastructure could be damaged or interrupted at any time due to cybersecurity incidents, fire, power loss, telecommunications failure, natural disasters, acts of war or terrorism, acts of God and other similar events or disruptions. Any event of this nature could prevent us from providing our products and services at all (or result in the provision of our products and services on a delayed or interrupted basis) or result in the loss of critical data. Businesses that we acquire may employ cybersecurity controls or information security policies less robust than ours, which may require us to expend additional resources to integrate acquired systems into our own, and which could expose us to heightened risk. The backup systems that we and the third parties upon whom we rely have in place for certain aspects of our and their respective frameworks may be insufficient for all recovery eventualities. In addition, we may not have adequate insurance coverage to compensate for losses from a major interruption. When such damages, interruptions or outages occur, our reputation could be harmed and the competitive positions of our various brands and businesses could be diminished, any or all of which could adversely affect our business, financial condition and results of operations.

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
Item 1B.    Unresolved Staff Comments
Not applicable.
Item 1C.    Cybersecurity
Overview
We recognize that the safety and security of our systems, technology and infrastructure (and those of key third-party service providers upon which we rely), as well as our content and confidential or sensitive user and employee information, is critical to maintaining the trust and confidence of our users and subscribers, consumers, advertisers and investors (among other stakeholders). As a result, Company management has established programs and related processes designed to manage cybersecurity issues, including the assessment, identification and management of cybersecurity risks, together with related mitigation and recovery efforts. Our board of directors, directly and through our Audit Committee, oversees Company management in the execution of its cybersecurity responsibilities, including the assessment of the Company’s approach to cybersecurity risk management.
Cybersecurity Risk Management and Strategy
Overview. Our cybersecurity programs and related processes generally consist of the following key elements: (i) risk assessment and management efforts, (ii) technical safeguards and incident response and recovery efforts, (iii) third-party risk management efforts, (iv) education, training and preparedness efforts and (v) governance efforts.
Risk assessment and management efforts. We assess, identify and manage cybersecurity risks as part of a comprehensive information security program that is intended to be aligned with standard industry frameworks, such as International Standard for Organization (ISO) 27000 and the National Institute of Standards and Technology (NIST) Cyber Security Framework.
As part of the ongoing refinement of our information security program, we engage (as appropriate) various third-party risk management services to assist with the identification of potential cybersecurity issues, such as those involving software vulnerabilities, configuration errors, data exposure and credential theft (among others), as well as consult with external legal counsel, third-party experts and other advisors to assist with incident response and recovery efforts, forensic investigations, extortion negotiations and crisis management or readiness for the same. We also maintain a cyber insurance policy to help manage, in part, costs associated with significant cybersecurity incidents that may occur.
In addition, as discussed in more detail below under the caption “Cybersecurity Governance,” the assessment, identification and management of cybersecurity risks have been integrated into our overall enterprise risk management (“ERM”) efforts.

Technical safeguards and incident response and recovery efforts. As part of our information security program, we have implemented a number of tools and procedures designed to identify and remediate vulnerabilities and misconfigurations in our applications and infrastructure, as well as manage access and identities throughout their lifecycles. These tools and procedures are intended to be consistent with ISO and NIST frameworks, In addition, we have implemented an incident response policy that outlines established processes for addressing cybersecurity issues that leverages a cross-functional cybersecurity incident response team and outside advisors intended to allow the Company to take action in a timely and decisive manner in compliance with applicable laws, rules and regulations during the response, investigation and remediation of a given cybersecurity incident.
Third-party risk management efforts. In addition to the assessment, identification and management of our own cybersecurity related risks, we also consider and evaluate cybersecurity risks associated with certain third-party service providers upon which we rely for a wide variety of technical and business functions. Our efforts in this regard consist of (among other efforts): (i) security assessments to determine whether key third-party service provider information security procedures meet our expectations, (ii) the use of a monitoring service that detects evidence of the compromise of key third-party provider systems, technology and infrastructure, (iii) assessments designed to identify business and technical risks to our systems, technology and infrastructure posed by key third-party service providers and (iv) the development of strategies to determine the potential adverse impact of, and develop mitigation strategies for, any cybersecurity incidents experienced by key third-party service providers on our business, financial condition and results of operations.
Education, training and preparedness efforts. Education, training and preparedness are an important part of our information security program. In connection with our education and training efforts, we have developed and implemented a set of Company-wide policies and procedures regarding cybersecurity matters that impose responsibility on our employees through the course of their work to: (i) protect our systems, technology, infrastructure and data from cybersecurity threats, (ii) quickly report known or suspected cybersecurity incidents or other suspicious activity through designated channels and respond effectively to such events and (iii) use Company and personal information technology in a secure manner. In addition, we generally mandate information security training for our employees and our software developers generally receive mandatory additional technical training, each on an annual basis. In connection with our preparedness efforts, we periodically participate in tabletop exercises with the goal of helping management effectively respond to cybersecurity incidents that may occur. We also maintain documented incident response policies to help ensure that our response activities are consistent and appropriate.
Governance. See the disclosure under the caption “Cybersecurity Governance” below.
Cybersecurity Governance
Our board of directors is responsible for overseeing Company management’s execution of its cybersecurity responsibilities, including our approach to cybersecurity risk management. Our board of directors executes this oversight in coordination with our Audit Committee, which pursuant to its charter, assists the Board with risk assessment and risk management policies as they relate to cybersecurity risk exposure (among other risk exposures), as well as part of its regularly scheduled meetings and through discussions with Company management on an as needed basis.
In addition, the assessment, identification and management of cybersecurity risks has been integrated into our ERM efforts. As part of that annual process, cybersecurity risks across our businesses are included in the risk universe that our Executive Risk Committee (consisting of members of Company senior management) evaluates to identify our top enterprise risks and develop related mitigation plans. The cybersecurity and other risks are reviewed during the year through our ERM process and discussed with our Audit Committee at least semi-annually and with our board of directors at least annually.
Our Chief Information Security Officer (“CISO”) is responsible for the development and implementation of our information security program on a Company-wide basis, together with a dedicated team of experienced, Company-wide information security analysts. Our CISO has over twenty-five years of experience leading the development, implementation and oversight of information security programs and members of the information security team have relevant certifications, educational and industry experience.

Our CISO is also responsible for reporting on the status of our information security program and related efforts and processes to Company senior management periodically, and to the Audit Committee on a quarterly basis. In addition, our CISO reports cybersecurity matters to Company senior management and the Audit Committee on an as-needed basis. At each regularly scheduled meeting of our board of directors, the Chair of our Audit Committee provides quarterly updates regarding significant matters discussed, reviewed, considered and approved by the committee since the last regularly scheduled board meeting (including cybersecurity matters, as and if applicable), as well as timely updates outside of quarterly updates on an as needed basis. Lastly, our CISO promptly informs Company management and our Audit Committee of cybersecurity incidents that meet established reporting thresholds or when otherwise determined appropriate, as well as provides ongoing updates regarding such incidents until they have been resolved.

Cybersecurity Risks
As discussed above and under "Item 1A —Risk Factors—Risk Factors—General Risk Factors," we face a number of cybersecurity risks across our various businesses, and we have experienced threats to and unauthorized intrusions of our systems, technology and infrastructure from time to time. While to our knowledge we have not to date experienced a cybersecurity incident or threat that has materially and adversely affected our business, financial condition and results of operations, we cannot provide assurances that they will not be materially affected in the future by such incidents.
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
IAC believes that its principal properties, whether owned or leased, are currently adequate for the purposes for which they are used and are suitably maintained for these purposes. IAC does not anticipate any future problems renewing or obtaining suitable leases on commercially reasonable terms for any of its principal businesses. IAC’s nearly 200,000 square foot corporate headquarters in New York, New York houses offices for IAC corporate and various IAC businesses within Angi Inc. and Emerging & Other. In addition, through our Dotdash Meredith financial reporting segment, we own a building in Des Moines, Iowa with approximately 208,000 in square footage that primarily houses offices and production facilities for certain Dotdash Meredith employees.
Item 3.    Legal Proceedings
Overview
In the ordinary course of business, IAC and its subsidiaries are (or may become) parties to litigation involving property, personal injury, contract, intellectual property and other claims, as well as shareholder derivative actions, class action lawsuits and other matters. The amounts that may be recovered in such matters may be subject to insurance coverage. The litigation matter described below involves issues or claims that may be of particular interest to IAC's stockholders, regardless of whether such matter may be material to IAC's financial position or operations based upon the standard set forth in the rules of the SEC.
Shareholder Litigation Arising Out of the MTCH Separation
On June 24, 2020, a shareholder class action and derivative lawsuit was filed in Delaware state court against then
IAC/InterActiveCorp (now Match Group, Inc.), then IAC Holdings, Inc. (subsequently renamed IAC/InterActiveCorp and now known as IAC Inc.), IAC's Chairman and Senior Executive, Barry Diller, former Match Group (as a nominal defendant only), and the ten members of former Match Group's board of directors at the time of the separation of the Match Group business from then IAC/InterActiveCorp (the "MTCH Separation"), challenging, on behalf of a putative class of then Match Group public shareholders, the agreed-upon terms of the MTCH Separation. See David Newman v. IAC/InterActiveCorp et al., No. 2020-0505 (Delaware Chancery Court). The gravamen of the complaint is that the terms of the MTCH Separation are unfair to former Match Group public shareholders and unduly beneficial to IAC as a result of undue influence by IAC and Mr. Diller over the then Match Group directors who unanimously approved the transaction. The complaint asserted direct and derivative claims for: (i) breach of fiduciary duty against IAC and Mr. Diller as former controlling shareholders of Match Group, (ii) breach of fiduciary duty against the Match Group directors who unanimously approved the MTCH Separation, (iii) breach of contract (i.e., a provision of former Match Group's charter), (iv) breach of the implied covenant of good faith and fair dealing, and (v) tortious interference with contract against IAC. The complaint sought various declarations and damages in an unspecified amount.
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
On December 10, 2021, the defendants filed motions to dismiss the amended and supplemented consolidated complaint, which the plaintiffs opposed. On September 1, 2022, the court issued an opinion and order granting the defendants' motions to dismiss the complaint with prejudice. On October 3, 2022, the plaintiffs filed a notice of appeal to the Delaware Supreme Court from the Chancery Court's order of dismissal. On May 3, 2023, the Delaware Supreme Court heard oral argument on the plaintiffs’ appeal. On May 30, 2023, the court issued an order directing the parties to submit supplemental briefing on the correct legal standard governing judicial review of the MTCH Separation, namely whether review under the more deferential business-judgment rule is triggered when such a transaction has been approved by either a committee of independent directors or a majority vote of the minority stockholders. Supplemental briefing was completed on September 29, 2023. On December 13, 2023, the court heard further oral argument from the parties; the appeal remains pending.
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
As of February 9, 2024, there were approximately 800 holders of record of IAC common stock and four holders of record of IAC Class B common stock. Because the substantial majority of the outstanding shares of IAC common stock are held by brokers and other institutions on behalf of shareholders, IAC is not able to estimate the total number of beneficial holders represented by these record holders.
Dividends
We do not currently expect that any cash or other dividends will be paid to holders of IAC common stock or Class B common stock in the near future. Any future cash dividend or other dividend declarations are subject to the determination of IAC’s board of directors.
Unregistered Sales of Equity Securities
During the quarter ended December 31, 2023, the Company did not issue or sell any shares of IAC common stock or other equity securities pursuant to unregistered transactions.
Issuer Purchases of Equity Securities
We did not purchase any shares of IAC common stock during the quarter ended December 31, 2023. As of that date, 3,686,692 shares of IAC common stock remained available for repurchase under our previously announced June 2020 repurchase authorization. We may repurchase shares of IAC common stock pursuant to this repurchase authorization over an indefinite period of time in the open market and in privately negotiated transactions, depending on those factors IAC management deems relevant at any particular time, including (without limitation) market conditions, share price and future outlook.
Item 6.    Reserved

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Acquisition of Meredith:
On December 1, 2021, Dotdash Media Inc. (referred to herein as "Dotdash"), a wholly-owned subsidiary of IAC Inc. (referred to herein as "IAC" or the "Company"), completed the acquisition of Meredith Holdings Corporation ("Meredith"), the former subsidiary of Meredith Corporation, comprising its digital and magazine businesses and its corporate operations. The parent of the combined entity is Dotdash Meredith, Inc. ("Dotdash Meredith").
Vimeo Spin-off:
On May 25, 2021, IAC completed the spin-off of its full stake in Vimeo, Inc. (formerly Vimeo Holdings, Inc. ("Vimeo")) to IAC shareholders (which we refer to as the “Spin-off”). Following the Spin-off, Vimeo became an independent, separately traded public company. Therefore, Vimeo is presented as a discontinued operation within the Company's financial statements for 2021.
Defined Terms and Operating Metrics:
Unless otherwise indicated or as the context otherwise requires, certain terms used in this annual report, which include the principal operating metrics we use in managing our business, are defined below:
IAC Businesses (for additional information see "Note 10—Segment Information" to the accompanying notes to the financial statements included in "Item 8—Financial Statements and Supplementary Data"):
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
•Angi Inc. - a publicly traded company that connects quality home service professionals with consumers across more than 500 different categories, from repairing and remodeling homes to cleaning and landscaping. On November 1, 2023, Angi Inc. completed the sale of 100% of its wholly-owned subsidiary, Total Home Roofing, LLC ("Roofing"), and has reflected it as a discontinued operation in its standalone financial statements. Roofing does not meet the threshold to be reflected as a discontinued operation at the IAC level. During the fourth quarter of 2023, IAC moved Roofing to Emerging & Other and prior period financial information has been recast to conform to the current year presentation. Following IAC's move of Roofing to Emerging & Other, Angi Inc. has three operating segments: (i) Ads and Leads, (ii) Services and (iii) International (includes Europe and Canada). At December 31, 2023, the Company’s economic interest and voting interest in Angi Inc. were 84.2% and 98.1%, respectively;
•Search - consists of Ask Media Group, a collection of websites providing general search services and information, and Desktop, which includes our direct-to-consumer downloadable desktop applications and our business-to-business partnership operations; and
•Emerging & Other - consists of:
◦Care.com, a leading online destination for families to connect with caregivers for their children, aging parents, pets and homes and for caregivers to connect with families seeking care services. Care.com's brands include Care For Business, Care.com offerings to enterprises, and HomePay;

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

◦Roofing (previously included within the Angi Inc. segment), a provider of roof replacement and repair services, for periods prior to its sale on November 1, 2023; and

◦Vivian Health, IAC Films, The Daily Beast and, for periods prior to its sale on November 9, 2022, Bluecrew.

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
•Total Sessions - represents unique visits to all sites that are part of Dotdash Meredith's network and sourced from Google Analytics.
•Core Sessions - represents a subset of Total Sessions that comprises unique visits to Dotdash Meredith's most significant (in terms of investment) owned and operated sites as follows:

PEOPLE	InStyle	Simply Recipes
allrecipes	FOOD & WINE	Serious Eats
Investopedia	Martha Stewart	EatingWell
Better Homes & Gardens	Byrdie	Parents
Verywell Health	REAL SIMPLE	Verywell Mind
The Spruce	Southern Living	Health
TRAVEL + LEISURE
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

•Transacting Service Professionals ("Transacting SPs") - are the number of (i) Ads and Leads service professionals that paid for consumer matches or advertising and (ii) Services service professionals that performed a Services job, during the most recent quarter.
Operating Costs and Expenses:
•Cost of revenue (exclusive of depreciation) - consists primarily of traffic acquisition costs, which include (i) payments made to partners who direct traffic to our Ask Media Group websites and who distribute our business-to-business customized browser-based applications and (ii) the amortization of fees paid to Apple and Google related to the distribution of apps and the facilitation of in-app purchases. Traffic acquisition costs include payment of amounts based on revenue share and other arrangements. Cost of revenue also includes production, distribution and editorial costs at Dotdash Meredith, compensation expense (including stock-based compensation expense) and other employee-related costs, content costs, roofing material and third-party contactor costs associated with Roofing arrangements for periods prior to its sale on November 1, 2023, hosting fees, credit card processing fees, payments made to independent third-party service professionals who performed work contracted under Services arrangements that were entered into prior to January 1, 2023 and the change to net revenue reporting described below and payments made to care providers for Care For Business.
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
•General and administrative expense - consists primarily of compensation expense (including stock-based compensation expense) and other employee-related costs for personnel engaged in executive management, finance, legal, tax, human resources and customer service functions (except for Care.com, which includes customer service costs within "Cost of revenue" in the statement of operations), rent expense and facilities cost, fees for professional services (including transaction-related costs related to the acquisition of Meredith Holdings Corporation ("Meredith") and other acquisitions), provision for credit losses, software license and maintenance costs and acquisition-related contingent consideration fair value adjustments (described below). The customer service function at Angi Inc. includes personnel who provide support to its service professionals and consumers.
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
Long-term debt (for additional information see "Note 7—Long-term Debt" in the accompanying notes to the financial statements included in "Item 8—Financial Statements and Supplementary Data"):
•Dotdash Meredith Term Loan A - due December 1, 2026. At December 31, 2023 and 2022, the outstanding balance of the Dotdash Meredith Term Loan A was $315.0 million and $332.5 million, respectively, and bore interest at an adjusted term secured overnight financing rate ("Adjusted Term SOFR") plus 2.25%, or 7.69% and 5.91%, respectively. The Dotdash Meredith Term Loan A has quarterly principal payments.
•Dotdash Meredith Term Loan B - due December 1, 2028. At December 31, 2023 and 2022, the outstanding balance of the Dotdash Meredith Term Loan B was $1.23 billion and $1.24 billion, respectively, and bore interest at Adjusted Term SOFR, subject to a minimum of 0.50%, plus 4.00%, or 9.44% and 8.22%, respectively. The Dotdash Meredith Term Loan B has quarterly principal payments.

•Dotdash Meredith Revolving Facility - Dotdash Meredith's $150 million revolving credit facility expires on December 1, 2026. At December 31, 2023 and 2022, there were no outstanding borrowings under the Dotdash Meredith Revolving Facility.
•ANGI Group Senior Notes - on August 20, 2020, ANGI Group, LLC ("ANGI Group"), a direct wholly-owned subsidiary of Angi Inc., issued $500.0 million of its 3.875% Senior Notes due August 15, 2028, with interest payable February 15 and August 15 of each year.
Non-GAAP financial measure:
•Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") - is a non-GAAP financial measure. See "Principles of Financial Reporting" for the definition of Adjusted EBITDA and a reconciliation of net earnings (loss) attributable to IAC shareholders to operating loss to Adjusted EBITDA for the years ended December 31, 2023, 2022 and 2021.
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

Digital

Advertising revenue is generated primarily through digital advertisements sold by Dotdash Meredith's sales team directly to advertisers or through advertising agencies and programmatic advertising networks. Performance marketing revenue includes commissions generated through affiliate commerce, affinity marketing and performance marketing channels. Affiliate commerce and performance marketing commission revenue is generated when Dotdash Meredith brands refer consumers to commerce partner websites resulting in a purchase or transaction. Affinity marketing programs are arrangements where Dotdash Meredith acts as an agent for both Dotdash Meredith and the third-party publishers to market and place magazine subscriptions online. Commissions are earned when a subscriber name has been provided to the publisher. Licensing and other revenue primarily includes revenue generated through brand and content licensing agreements.

Print

Subscription revenue relates to the sale of Dotdash Meredith's magazines. Most of Dotdash Meredith's subscription sales are prepaid at the time of order and may be canceled at any time for a refund of the pro rata portion of the initial subscription. Advertising revenue relates to the sale of advertising in magazines directly to advertisers or through advertising agencies. Revenue is recognized on the magazine issue’s on-sale date, which is the date the magazine is published. Project and other revenue relates to other revenue streams that are primarily project based and may relate to any one or combination of the following activities: audience targeted advertising, custom publishing, content strategy and development, email marketing, social media, database marketing and search engine optimization. Newsstand revenue is related to single copy magazines or bundles of single copy magazines sold to wholesalers for resale on newsstands. Publications sold to magazine wholesalers are sold with the right to receive credit from Dotdash Meredith for magazines returned to the wholesaler by retailers. Performance marketing revenue principally consists of affinity marketing revenue through which Dotdash Meredith places magazine subscriptions for third-party publishers. Commissions are earned when a subscriber name has been provided to the publisher and any free trial period is completed.

Angi Inc.

Ads and Leads revenue includes consumer connection revenue, which comprises fees paid by service professionals for consumer matches (regardless of whether the service professional ultimately provides the requested service), revenue from service professionals under contract for advertising, membership subscription revenue from service professionals and consumers and revenue from other services. Consumer connection revenue varies based upon several factors including the service requested, product experience offered, and geographic location of service. Services revenue primarily reflects domestic revenue from pre-priced offerings by which the consumer requests services through an Angi Inc. platform and Angi Inc. engages a service professional to perform the service. International revenue primarily comprises consumer connection revenue for consumer matches and membership subscription revenue from service professionals and consumers.

From January 1, 2020 through December 31, 2022, Services recorded revenue on a gross basis. Effective January 1, 2023, Angi Inc. modified the Services terms and conditions so that the service professional, rather than Angi Inc., has the contractual relationship with the consumer to deliver the service and Angi Inc.'s performance obligation to the consumer is to connect them with the service professional. This change in contractual terms requires revenue to be reported as the net amount of what is received from the consumer after deducting the amounts owed to the service professional providing the service effective for all arrangements entered into after December 31, 2022. There is no impact to operating loss or Adjusted EBITDA from this change in revenue recognition. For the years ended December 31, 2022 and 2021, if Services revenue were recorded on a net basis, revenue would have been reduced by $242.6 million and $180.7 million, respectively.

Search
The Search segment consists of Ask Media Group and the Desktop business. Ask Media Group and Desktop revenue consist principally of advertising revenue, which is generated primarily through the display of paid listings in response to search queries. The majority of the paid listings displayed are supplied to us by Google Inc. ("Google") pursuant to our services agreement with Google, described in more detail in "Note 2—Summary of Significant Accounting Policies" to the financial statements included in "Item 8—Financial Statements and Supplementary Data." Ask Media Group also earns revenue from display advertisements (sold directly and through programmatic advertising networks). Desktop revenue also includes fees paid by subscribers for downloadable desktop applications as well as display advertisements.
Emerging & Other
Included within Emerging & Other are Care.com, Mosaic Group and Roofing. Care.com generates revenue primarily through subscription fees from families and caregivers for its suite of products and services, as well as through annual contracts with employers who provide access to Care.com’s suite of products and services as an employee benefit and through contracts with businesses that recruit employees through its platform. Mosaic Group revenue consists primarily of fees paid by subscribers for downloadable mobile applications distributed through the Apple App Store and Google Play Store and fees received directly from consumers, as well as display advertisements. For periods prior to its sale on November 1, 2023, Roofing revenue primarily consisted of revenue from the roof replacement business offering by which the consumer purchased services directly from the Roofing business and Roofing then engaged a service professional to perform the service. Revenue for the remaining businesses within Emerging & Other is generated primarily through marketplace services, advertising, media production and distribution and subscriptions.
Services Agreement with Google (the "Services Agreement")
The Company and Google are parties to an amended Services Agreement, which automatically renewed effective March 31, 2023 and now expires on March 31, 2025.
As a result of certain industry-wide policy changes combined with increased enforcement by Google of policies under the Services Agreement in prior periods, the Company discontinued the introduction of new Desktop business-to-consumer ("B2C") products in 2021. Therefore, the current B2C revenue stream relates solely to the then existing installed base of products. As a result, the revenue and profits of the B2C business have declined significantly and the Company expects that trend to continue. See "Note 2—Summary of Significant Accounting Policies" to the financial statements included in "Item 8—Financial Statements and Supplementary Data" for additional information on the Services Agreement with Google.

Dotdash Meredith Restructuring and Other Charges
Restructuring Charges
During 2023, Dotdash Meredith continued to incur costs related to a voluntary retirement program announced in the first quarter of 2022 and recorded adjustments to previously accrued amounts related to a reduction in force plan, for which the related expenses were accrued primarily in the fourth quarter of 2022. For the year ended December 31, 2023, Dotdash Meredith incurred a net reversal of $0.5 million to restructuring expense, resulting from charges incurred of $3.7 million offset by reversals of previously recorded accrued costs of $4.2 million.
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
For the year ended December 31, 2022, restructuring charges included impairment charges of $21.3 million related to the consolidation of certain leased spaces following the Meredith acquisition, consisting of impairments of $14.3 million and $7.0 million of a right-of-use asset ("ROU asset") and related leasehold improvements, furniture and equipment, respectively, which are included in "General and administrative expense" and "Depreciation," respectively, in the statement of operations.
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
See "Note 2—Summary of Significant Accounting Policies" and "Note 11—Dotdash Meredith Restructuring Charges, Transaction-Related Expenses and Change-in-Control Payments" to the financial statements included in "Item 8. Financial Statements and Supplementary Data" for additional information on impairment and restructuring charges, respectively.
Distribution, Marketing and Advertiser Relationships
We pay traffic acquisition costs, which consist of payments made to partners who direct traffic to our Ask Media Group websites, who distribute our business-to-business customized browser-based applications and who integrate our paid listings into their websites, and fees paid to Apple and Google related to the distribution of apps and the facilitation of Mosaic Group's subscription-based in-app purchases of product features. We also pay to market and distribute our services on third-party distribution channels, such as Google and other search engines and social media websites such as Facebook. We also pay subscription acquisition costs, which represent commission payments made by our Dotdash Meredith business to third-party agents to sell magazine subscriptions within its print business. In addition, some of our businesses manage affiliate programs, pursuant to which we pay commissions and fees to third parties based on revenue earned. These distribution channels might also offer their own services and products, as well as those of other third parties, which compete with those we offer.
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

Angi Inc.
As previously disclosed, the impact of COVID-19 initially resulted in a decline in demand for Service Requests, driven primarily by decreases in demand in certain categories of jobs (particularly discretionary indoor projects). While Angi Inc. experienced a rebound in Service Requests in early 2021, Service Requests started to decline in May 2021 and continued to decline during 2022 due, in part, to COVID-19 measures that were more widely in place in prior periods. Angi Inc.'s ability to monetize Service Requests rebounded modestly in the second half of 2021 and the first half of 2022; however, that improved monetization plateaued in the third quarter of 2022 returning to monetization rates similar to those experienced pre-COVID-19.
Dotdash Meredith
Digital advertising and performance marketing revenue at Dotdash, excluding Meredith, declined in 2022, compared to 2021 due in part to lower traffic to its sites compared to prior year COVID-19 traffic highs. Post-acquisition, Meredith has experienced a similar impact to its digital advertising revenue primarily from lower programmatic revenue as a result of traffic declines in the first quarter of 2023 due to COVID-19 supported traffic levels in early 2022.
Outlook
The extent to which developments related to the COVID-19 pandemic and measures designed to curb its spread continue to impact the Company’s business, financial condition and results of operations will depend on future developments, all of which are highly uncertain and many of which are beyond the Company’s control, including the severity of resurgences of COVID-19 caused by variant strains of the virus, the effectiveness of vaccines and attitudes toward receiving them, materials and supply chain constraints, labor shortages, the scope of governmental and other restrictions on travel, discretionary services and other activity, and public reactions to these developments.

Results of Operations for the Years Ended December 31, 2023, 2022 and 2021.
The following discussion should be read in conjunction with "Item 8—Financial Statements and Supplementary Data."
Revenue

	Years Ended December 31,
	2023	2022	2021	2023 Change		2022 Change
				$ Change	% Change	$ Change	% Change
	(Dollars in thousands)
Dotdash Meredith
Digital	$892,426	$931,482	$367,134	$(39,056)	(4)%	$564,348	154%
Print	823,456	1,026,128	92,002	(202,672)	(20)%	934,126	1,015%
Intersegment eliminations	(20,989)	(22,911)	(2,863)	1,922	8%	(20,048)	(700)%
Total Dotdash Meredith	1,694,893	1,934,699	456,273	(239,806)	(12)%	1,478,426	324%
Angi Inc.
Domestic
Ads and Leads	1,124,908	1,282,061	1,227,074	(157,153)	(12)%	54,987	4%
Services	118,033	381,256	289,948	(263,223)	(69)%	91,308	31%
Total Domestic	1,242,941	1,663,317	1,517,022	(420,376)	(25)%	146,295	10%
International	115,807	101,038	102,295	14,769	15%	(1,257)	(1)%
Total Angi Inc.	1,358,748	1,764,355	1,619,317	(405,607)	(23)%	145,038	9%
Search	629,038	731,431	873,346	(102,393)	(14)%	(141,915)	(16)%
Emerging & Other	695,057	823,465	753,203	(128,408)	(16)%	70,262	9%
Intersegment eliminations	(12,501)	(18,670)	(2,512)	6,169	33%	(16,158)	(643)%
Total	$4,365,235	$5,235,280	$3,699,627	$(870,045)	(17)%	$1,535,653	42%

	Years Ended December 31,
	2023	2022	2021	2023 Change		2022 Change
				Change	% Change	Change	% Change
	(Operating metrics in thousands)
Operating metrics:
Dotdash Meredith
Digital
Total Sessions	10,813	11,947	12,341	(1,134)	(9)%	(394)	(3)%
Core Sessions	8,370	8,186	8,344	184	2%	(158)	(2)%

Angi Inc.
Service Requests	23,255	29,459	33,513	(6,204)	(21)%	(4,054)	(12)%
Monetized Transactions	27,111	28,938	31,510	(1,827)	(6)%	(2,572)	(8)%
Transacting SPs	196	220	251	(24)	(11)%	(31)	(12)%

For the year ended December 31, 2023 compared to the year ended December 31, 2022
•Dotdash Meredith revenue decreased 12% to $1.7 billion due primarily to decreases of $202.7 million, or 20%, from Print and $39.1 million, or 4%, from Digital. The decrease from Print was due to the planned reduction in circulation of certain publications and the discontinuation of others in the first quarter of 2022. The decrease from Digital was due primarily to decreases of $60.9 million and $10.8 million, or 10% each, in Advertising Revenue and Licensing and Other Revenue, respectively, partially offset by an increase of $32.6 million, or 16% in Performance Marketing Revenue. The decrease in Advertising Revenue resulted primarily from lower programmatic revenue as a result of a 9% decline in Total Sessions and declines in premium advertising sold through the Dotdash Meredith sales team. Despite the increase in Core Sessions, Total Sessions was impacted by traffic declines in the first quarter of 2023 due to COVID-19 supported traffic levels in early 2022 and traffic declines in the second and third quarters of 2023 driven primarily by the Entertainment category and certain partner sites. The decrease in Licensing and Other Revenue was due primarily to lower royalties earned from retail partners. The increase in Performance Marketing Revenue was due primarily to an increase in affiliate commerce commission revenue, partially offset by a decrease in Performance Marketing revenue in the Finance and Health categories.
•Angi Inc. revenue decreased 23% to $1.4 billion driven by decreases of $263.2 million, or 69%, from Services and $157.2 million, or 12%, from Ads and Leads, partially offset by an increase of $14.8 million, or 15%, from International.
◦The Services decrease was due primarily to the change to net revenue reporting described above under "Sources of Revenue - Angi Inc." and a decrease of $92.4 million due primarily to the continued shift away from complex and less profitable offerings, and lower Service Requests as a result of certain efforts described in Ads and Leads below.
◦The Ads and Leads decrease was due primarily to decreases of $173.6 million, or 18%, in consumer connection revenue and $8.1 million, or 13%, in membership subscription revenue, partially offset by an increase of $25.3 million, or 10%, in advertising revenue. The decrease in consumer connection revenue was due primarily to declines in Monetized Transactions as a result of an effort to rationalize sales to service professionals that are unprofitable as well as efforts to increase lead quality, including changes to certain demand channels, to enhance the user experience for both homeowners and service professionals. The decrease in membership subscription revenue was due primarily to a decline in service professionals in the Angi Inc. network. The increase in advertising revenue was due primarily to continued growth in sales and improved retention.
◦The International increase was driven by a larger service professional network and higher revenue per service professional.
•Search revenue decreased 14% to $629.0 million due to decreases of $81.1 million, or 13%, from Ask Media Group and $21.3 million, or 21%, from Desktop. The decrease from Ask Media Group was due to a reduction in marketing by affiliate partners driving fewer visitors to ad supported search and content websites. The decrease from Desktop was due primarily to the Google policy changes and the subsequent discontinuing of new products described above under "Services Agreement with Google (the "Services Agreement").
•Emerging & Other revenue decreased 16% to $695.1 million due primarily to the inclusion of Bluecrew in the prior year period, which was sold on November 9, 2022, a decrease at Roofing due to a decline in projects and a strategic shift in operations to select markets prior to its sale on November 1, 2023, and decreases in revenue at Mosaic Group and IAC Films, partially offset by an increase of 3% to $375.0 million at Care.com and growth of 40% at Vivian Health.
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

•Angi Inc. revenue increased 9% to $1.8 billion driven by increases of $91.3 million, or 31%, from Services and $55.0 million, or 4%, from Ads and Leads, partially offset by a decrease of $1.3 million, or 1%, from International.
◦The increase in Services was due primarily to an increase in average revenue per Monetized Transactions due to higher average-order-value jobs in complex service categories and an increase in Monetized Transactions during 2022 compared to 2021, as well as price increases in certain job categories.
◦The increase in Ads and Leads was due primarily to price increases implemented during the second quarter of 2022 and the anniversary of the Angi Inc. brand integration that began in March 2021.
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
•Emerging & Other revenue increased 9% to $823.5 million due primarily to the inclusion of Roofing for twelve months in the current year compared to six months in the prior year, a 10% increase at Care.com and growth from Vivian Health, partially offset by lower revenue at Mosaic Group, IAC Films, Bluecrew, which was sold on November 9, 2022, and Daily Beast.
Cost of revenue (exclusive of depreciation shown separately below)

	Years Ended December 31,
	2023	2022	2021	2023 Change		2022 Change
				$ Change	% Change	$ Change	% Change
	(Dollars in thousands)
Cost of revenue (exclusive of depreciation shown separately below)	$1,343,254	$1,933,705	$1,296,282	$(590,451)	(31)%	$637,423	49%
As a percentage of revenue	31%	37%	35%
For the year ended December 31, 2023 compared to the year ended December 31, 2022
Cost of revenue in 2023 decreased from 2022 due to decreases of $274.8 million from Angi Inc., $178.8 million from Dotdash Meredith, $107.7 million from Emerging & Other and $29.2 million from Search.
•The Angi Inc. decrease was due to a decrease of $274.8 million from Services due primarily to a $248.8 million decrease in payments to third-party professional service providers due primarily to the change to net revenue reporting effective January 1, 2023, described above. Additionally, payments to third-party professional service providers decreased as a result of the shift away from complex and less profitable offerings.
•The Dotdash Meredith decrease was due primarily to decreases of $112.2 million from Print and $67.0 million from Digital. The decrease from Print was due primarily to decreases of $69.5 million in production and distribution costs (postage, paper, printing and content) due to the discontinuation of several publications in the first quarter of 2022 and the planned reduction in circulation of others. Print was further impacted by decreases of $24.2 million in compensation expense due to the voluntary retirement program in the first quarter of 2022 and the reduction in force described above under "Dotdash Meredith Restructuring and Other Charges" and $13.4 million in third-party advertising campaign fulfillment costs due to lower project-related revenue. The decrease from Digital was due primarily to decreases of $35.9 million in traffic acquisition costs, $14.0 million in compensation expense and $13.9 million in content creation costs. The decreases in traffic acquisition costs and content creation costs were due primarily to lower revenue. The decrease in compensation expense was due primarily to lower headcount due to the aforementioned voluntary retirement program in the first quarter of 2022 and the reduction in force.

•The Emerging & Other decrease was due primarily to the inclusion in the prior year period of $51.0 million in expense from Bluecrew, which was sold on November 9, 2022, a decrease in expense of $39.2 million from Roofing due primarily to a decline roofing materials and third-party contractor costs prior to its sale on November 1, 2023, and decreases of $11.6 million in production costs and third-party participation payments at IAC Films due primarily to Everything, Everywhere All at Once and $6.9 million in traffic acquisition costs at Mosaic Group.
•The Search decrease was due primarily to a decrease in traffic acquisition costs of $26.1 million at Ask Media Group due primarily to a decrease in the proportion of revenue earned from affiliate partners who direct traffic to our websites.
For the year ended December 31, 2022 compared to the year ended December 31, 2021
Cost of revenue in 2022 increased from 2021 due primarily to increases of $691.9 million from Dotdash Meredith and $62.7 million from Angi Inc., partially offset by a decrease of $145.8 million from Search.
•The Dotdash Meredith increase was due primarily to an increase of $684.9 million of expense from the inclusion of Meredith for twelve months in the current year compared to one month in the prior year, and an increase of $8.7 million in compensation expense related to increased editorial headcount at Dotdash. Included in Meredith's expense is $23.6 million of restructuring costs primarily related to the reorganization of the Dotdash Meredith business described above under "Dotdash Meredith Restructuring Charges."
•The Angi Inc. increase was due primarily to an increase of $64.1 million from Services due primarily to an increase in payments to third-party professional service providers resulting from growth in the business.
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
Selling and marketing expense

	Years Ended December 31,
	2023	2022	2021	2023 Change		2022 Change
				$ Change	% Change	$ Change	% Change
	(Dollars in thousands)
Selling and marketing expense	$1,576,229	$1,914,878	$1,362,300	$(338,649)	(18)%	$552,578	41%
As a percentage of revenue	36%	37%	37%
For the year ended December 31, 2023 compared to the year ended December 31, 2022
Selling and marketing expense in 2023 decreased from 2022 due primarily to decreases of $125.1 million from Angi Inc., $124.7 million from Dotdash Meredith, $60.3 million from Emerging & Other and $33.6 million from Search.
•The Angi Inc. decrease was due primarily to decreases of $81.8 million from Ads and Leads, $34.8 million from Services and $5.8 million from International.
◦The Ads and Leads decrease was due primarily to a decrease of $82.0 million in advertising expense due primarily to a decrease of $107.5 million in online marketing spend due to increased efficiency, partially offset by an increase of $25.3 million in television spend primarily due to efforts to build awareness of the Angi Inc. brand.

◦The Services decrease was due primarily to decreases of $20.4 million in consulting fees and outsourced personnel costs, $19.1 million in compensation expense and $7.1 million in advertising expense, partially offset by an increase of $14.9 million in service guarantee expense. The decreases in consulting fees and outsourced personnel costs were due to $12.7 million less phone-based sales wages primarily resulting from increased reliance on more profitable digital conversion channels and $6.1 million less due to streamlined fulfillment operations, partially offset by fewer complex services. The decrease in compensation expense was due primarily to lower headcount. The decrease in advertising expense was due primarily to a decrease of $4.7 million in service professional marketing spend. The increase in service guarantee expense is due to the aforementioned change in contractual terms and conditions resulting in the change to net revenue reporting such that this expense is no longer a component of cost of revenue, which is where the expense was recorded prior to January 1, 2023.
◦The International decrease was due primarily to a decrease of $10.2 million in advertising expense due primarily to decreases of $6.3 million and $4.2 million in online marketing spend and television spend, respectively, partially offset by an increase of $3.4 million in compensation expense due to higher headcount.
•The Dotdash Meredith decrease was due primarily to a decrease of $121.7 million from Print due primarily to decreases of $78.9 million in subscription acquisition costs and $28.7 million in compensation expense. The decrease in subscription acquisition costs was driven by lower commission payments made to third-party agents that sell magazine subscriptions due to the planned reduction in the circulation of certain publications and the discontinuation of several publications in the first quarter of 2022. The decrease in compensation expense was due primarily to the voluntary retirement program in the first quarter of 2022 and the reduction in force described above under "Dotdash Meredith Restructuring and Other Charges."
•The Emerging & Other decrease was due primarily to decreases of $21.9 million and $4.5 million in online marketing spend and television spend, respectively, at Mosaic Group, a decrease in expense of $15.4 million from Roofing due primarily to a decrease in compensation expense due to a reduction in headcount and a strategic shift in operations to select markets prior to its sale on November 1, 2023, the inclusion in the prior year period of $13.4 million in expense from Bluecrew, which was sold on November 9, 2022, and a decrease of $2.4 million in offline marketing spend at IAC Films.
•The Search decrease was due primarily to a decrease of $31.9 million in online marketing spend at Ask Media Group.
For the year ended December 31, 2022 compared to the year ended December 31, 2021
Selling and marketing expense in 2022 increased from 2021 due primarily to increases of $469.9 million from Dotdash Meredith, $43.7 million from Emerging & Other, $37.1 million from Search and $18.8 million from Angi Inc.
•The Dotdash Meredith increase was due principally to an increase of $464.1 million of expense from the inclusion of Meredith for twelve months in the current year compared to one month in the prior year. Included in Meredith's expense is $16.6 million of restructuring costs primarily related to the reorganization of the Dotdash Meredith business described above under "Dotdash Meredith Restructuring and Other Charges."
•The Emerging & Other increase was due primarily to an increase of $19.0 million at Roofing due primarily to the inclusion of expense for twelve months in the current year compared to six months in the prior year, increases of $10.0 million in compensation expense and $3.8 million in online marketing at Care.com, $5.1 million in compensation expense and $3.6 million in online marketing at Vivian Health and $5.2 million in marketing spend at IAC Films, partially offset by a decrease of $7.2 million in advertising expense at Mosaic Group. The increase in compensation expense at both Care.com and Vivian Health was due primarily to higher headcount. The increase in online marketing at Care.com was primarily due to efforts to increase their customer base. The increase in marketing spend at IAC Films was primarily related to Everything Everywhere All at Once.
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

•The Angi Inc. increase was due primarily to increases of $13.6 million from Services and $11.9 million from Ads and Leads, partially offset by a decrease of $4.9 million from Other (unallocated corporate costs).
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
General and administrative expense

	Years Ended December 31,
	2023	2022	2021	2023 Change		2022 Change
				$ Change	% Change	$ Change	% Change
	(Dollars in thousands)
General and administrative expense	$891,958	$991,983	$797,448	$(100,025)	(10)%	$194,535	24%
As a percentage of revenue	20%	19%	22%
For the year ended December 31, 2023 compared to the year ended December 31, 2022
General and administrative expense in 2023 decreased from 2022 due primarily to decreases of $87.8 million from Angi Inc., $18.0 million from Emerging & Other and $5.4 million from Dotdash Meredith, partially offset by an increase of $12.5 million from Corporate.
•The Angi Inc. decrease was due primarily to decreases of $69.9 million from Ads and Leads and $22.7 million from Services.

◦The Ads and Leads decrease was due primarily to decreases of $24.5 million in the provision of credit losses, $20.6 million in legal expense, $15.7 million in compensation expense and $6.0 million in outsourced personnel costs. The decrease in the provision for credit losses was due primarily to lower revenue and improved collection rates. The decrease in legal expense was due, in part, to a $10.9 million benefit in 2023 related to insurance coverage for previously incurred legal fees. The decreases in compensation expense and outsourced personnel costs were due primarily to lower headcount and a reduction in third-party providers, respectively.

◦The Services decrease was due primarily to decreases of $11.3 million in compensation expense, $9.5 million in legal expense and $4.8 million in the provision for credit losses. The decrease in compensation expense was due primarily to lower headcount. The decrease in the provision for credit losses was due primarily to lower revenue and improved collection rates.

•The Emerging & Other decrease was due primarily to a decrease in expense of $12.5 million from Roofing due, in part, to a decrease in compensation expense resulting from a reduction in headcount prior to its sale on November 1, 2023, and the inclusion in the prior year period of $6.8 million in expense from Bluecrew, which was sold on November 9, 2022, partially offset by the inclusion in the prior year period of a $3.2 million gain related to the termination of a lease and $2.3 million in impairment charges related to ROU assets in 2023 at Care.com.

•The Dotdash Meredith decrease was due primarily to the inclusion in 2022 of $28.1 million in restructuring costs related to activities described above under "Dotdash Meredith Restructuring and Other Charges" and the inclusion of $6.8 million in 2022 of transaction-related costs related to the acquisition of Meredith, a decrease in expense in 2023 of $8.0 million due to the reversal of certain indemnification liabilities established for tax contingencies in connection with the acquisition of Meredith and a decrease of $4.8 million in legal fees, partially offset by the inclusion in the first quarter of 2023 of $44.7 million related to an impairment charge of an ROU asset related to unoccupied lease space.

•The Corporate increase was due primarily to an increase of $13.0 million in compensation expense.

For the year ended December 31, 2022 compared to the year ended December 31, 2021
General and administrative expense in 2022 increased from 2021 due primarily to increases of $140.3 million from Dotdash Meredith, $52.2 million from Angi Inc. and $20.9 million from Emerging & Other, partially offset by a decrease of $15.6 million from Corporate.
•The Dotdash Meredith increase was due primarily to an increase of $130.0 million of expense from the inclusion of Meredith for twelve months in the current year compared to one month in the prior year, a $14.3 million impairment of an ROU asset related to the consolidation of certain leased spaces following the Meredith acquisition, and an increase of $13.9 million in compensation expense, partially offset by a decrease of $20.3 million in professional fees at Dotdash. During 2022, Dotdash Meredith incurred $28.1 million in restructuring costs, including the $14.3 million impairment described above, related to the reorganization of Dotdash Meredith's business described above under "Dotdash Meredith Restructuring and Other Charges" and $6.8 million in transaction-related costs, of which $5.7 million was incurred at Meredith, associated with its acquisition. The increase in compensation expense at Dotdash was due primarily to an increase in stock-based compensation expense. The decrease in professional fees at Dotdash was due to the inclusion in 2021 of $25.2 million of transaction-related costs in connection with the Meredith transaction. Expense in 2021 includes $53.3 million in transaction-related costs at Meredith associated with its acquisition, including charges related to double-trigger change in control payments.
•The Angi Inc. increase was due primarily to increases of $27.8 million from Services, $23.7 million from Ads and Leads and $9.3 million from Other (unallocated corporate costs), partially offset by a decrease of $8.6 million from International.

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

•The Emerging & Other increase was due primarily to the inclusion of $16.2 million of expense from Roofing for twelve months in the current year compared to six months in the prior year.

•The Corporate decrease was due primarily to a decrease of $10.3 million in compensation expense due primarily to a decrease in bonuses and payroll taxes, and the inclusion in 2021 of $6.2 million of transaction-related costs in connection with the Spin-off.
Product development expense

	Years Ended December 31,
	2023	2022	2021	2023 Change		2022 Change
				$ Change	% Change	$ Change	% Change
	(Dollars in thousands)
Product development expense	$334,491	$318,028	$230,810	$16,463	5%	$87,218	38%
As a percentage of revenue	8%	6%	6%
For the year ended December 31, 2023 compared to the year ended December 31, 2022
Product development expense in 2023 increased from 2022 due primarily to an increase of $22.8 million from Angi Inc., partially offset by a decrease of $7.9 million from Emerging & Other.
•The Angi Inc. increase was due primarily to an increase of $20.0 million from Ads and Leads due primarily to an increase of $21.8 million in compensation expense resulting from a decrease in capitalized projects in 2023 as compared to 2022.
•The Emerging & Other decrease was due primarily to the inclusion in the prior year period of $8.8 million of expense at Bluecrew, which was sold on November 9, 2022, and a decrease of $2.7 million in outsourced personnel costs at Care.com, partially offset by an increase of $4.7 million in compensation expense at Vivian Health. The increase in compensation expense at Vivian Health was due primarily to a $7.1 million increase in payroll-related expenses due to higher headcount, partially offset by a $2.4 million charge related to the sale of equity interests held by certain members of its management and the settlement of certain employee stock-based awards in conjunction with an equity raise in the second quarter of 2022.
For the year ended December 31, 2022 compared to the year ended December 31, 2021
Product development expense in 2022 increased from 2021 due primarily to increases of $77.5 million from Dotdash Meredith and $12.6 million from Emerging & Other, partially offset by a decrease of $4.9 million from Search.
•The Dotdash Meredith increase was due primarily to an increase of $63.5 million of expense from the inclusion of Meredith for twelve months in the current year compared to one month in the prior year, and an increase of $13.1 million in compensation expense at Dotdash due primarily to higher headcount.
•The Emerging & Other increase was due primarily to increases of $7.0 million and $5.9 million in compensation expense at Care.com and Vivian Health, respectively. The increase in compensation expense at Care.com was due to higher headcount. The increase in compensation expense at Vivian Health was due primarily to higher headcount and a $2.4 million charge related to the sale of equity interests held by certain members of its management and the settlement of certain employee stock-based awards in conjunction with an equity raise in the second quarter of 2022.
•The Search decrease was due primarily to a decrease of $6.2 million in compensation expense due primarily to the reduction in headcount following the cessation of new B2C products described above under "Services Agreement with Google (the "Services Agreement")", partially offset by an increase of $2.1 million in outsourced personnel costs at Ask Media Group due to various product initiatives.

Depreciation

	Years Ended December 31,
	2023	2022	2021	2023 Change		2022 Change
				$ Change	% Change	$ Change	% Change
	(Dollars in thousands)
Depreciation	$175,096	$130,986	$75,015	$44,110	34%	$55,971	75%
As a percentage of revenue	4%	3%	2%
For the year ended December 31, 2023 compared to the year ended December 31, 2022
Depreciation in 2023 increased from 2022 due primarily to increases of $28.9 million at Dotdash Meredith and $16.1 million at Angi Inc. The increase at Dotdash Meredith was due primarily to an impairment of leasehold improvements and furniture and equipment of $25.3 million in the first quarter of 2023 related to unoccupied leased space and a $4.2 million write-off of certain leasehold improvements and furniture and equipment during the second quarter of 2023, partially offset by the inclusion of a $7.0 million impairment recorded in the third quarter of 2022 of leasehold improvements and furniture and equipment related to the consolidation of certain leased spaces, as described above under "Dotdash Meredith Restructuring and Other Charges." The increase at Angi Inc. was due primarily to an increase in capitalized software projects placed in service and investments in capitalized software.
For the year ended December 31, 2022 compared to the year ended December 31, 2021
Depreciation in 2022 increased from 2021 due primarily to an increase of $28.3 million of expense from the inclusion of Meredith for twelve months in the current year compared to one month in the prior year, an increase in expense of $18.5 million at Angi Inc. primarily related to the impairment of certain capitalized software projects that are no longer being utilized as Angi Inc. transitions away from certain business offerings in Services, and the impairment of leasehold improvements and furniture and equipment at Dotdash Meredith of $7.0 million related to the consolidation of certain leased spaces, as described above under "Dotdash Meredith Restructuring and Other Charges."

Operating (loss) income

	Years Ended December 31,
	2023	2022	2021	2023 Change		2022 Change
				$ Change	% Change	$ Change	% Change
	(Dollars in thousands)
Dotdash Meredith
Digital	$(16,656)	$(66,629)	$73,980	$49,973	75%	$(140,609)	NM
Print	(3,500)	(54,448)	(6,527)	50,948	94%	(47,921)	(734)%
Other	(130,582)	(67,014)	(60,277)	(63,568)	(95)%	(6,737)	(11)%
Total Dotdash Meredith	(150,738)	(188,091)	7,176	37,353	20%	(195,267)	NM
Angi Inc.
Domestic
Ads and Leads	50,043	85,593	65,485	(35,550)	(42)%	20,108	31%
Services	(23,450)	(95,166)	(63,984)	71,716	75%	(31,182)	(49)%
Other	(61,377)	(61,794)	(56,196)	417	1%	(5,598)	(10)%
Total Domestic	(34,784)	(71,367)	(54,695)	36,583	51%	(16,672)	(30)%
International	8,286	(4,253)	(13,222)	12,539	NM	8,969	68%
Total Angi Inc.	(26,498)	(75,620)	(67,917)	49,122	65%	(7,703)	(11)%
Search	44,198	83,398	108,334	(39,200)	(47)%	(24,936)	(23)%
Emerging & Other	18,763	(156,839)	(31,334)	175,602	NM	(125,505)	(401)%
Corporate	(146,488)	(137,619)	(153,326)	(8,869)	(6)%	15,707	10%
Total	$(260,763)	$(474,771)	$(137,067)	$214,008	45%	$(337,704)	(246)%

As a percentage of revenue	(6)%	(9)%	(4)%
________________________
NM = Not meaningful.
For the year ended December 31, 2023 compared to the year ended December 31, 2022
Operating loss decreased $214.0 million to a loss of $260.8 million due primarily to an increase in Adjusted EBITDA of $136.9 million, described below, a net decrease in goodwill impairments of $103.8 million ($9.0 million in 2023 (at Mosaic Group) compared to $112.8 million in 2022 ($86.7 million at Mosaic Group and $26.0 million at Roofing)) and decreases of $11.7 million in amortization of intangibles and $6.3 million in stock-based compensation expense, partially offset by an increase of $44.1 million in depreciation and income of $0.6 million in 2022 related to an acquisition-related contingent consideration fair value adjustment. The goodwill impairment at Mosaic Group in 2023 was due to the projected reduction in future revenue and profits from the business and lower trading multiples of a selected peer group of companies. The decrease in the amortization of intangibles was due primarily to a higher expense in 2022 at Dotdash Meredith resulting from fair value adjustments recorded during the measurement period to identifiable intangible assets in connection with the completion of purchase accounting related to the acquisition of Meredith, partially offset by $79.9 million and $7.6 million indefinite-lived intangible asset impairments at the Dotdash Meredith Digital segment in the fourth and third quarters of 2023, respectively, and lower expense at Care.com and Angi Inc.'s Services segment due to certain intangible assets becoming fully amortized. The decrease in stock-based compensation expense was due primarily to lower expense at Angi Inc.'s Services segment due to a reduction in headcount as a result of the shift away from complex and less profitable offerings. The increase in depreciation was due primarily to the impairment of leasehold improvements and furniture and equipment of $25.3 million at Dotdash Meredith in the first quarter of 2023 related to unoccupied leased space, a $4.2 million write-off of certain leasehold improvements and furniture and equipment during the second quarter of 2023 and an increase in expense at Angi Inc. due primarily to an increase in capitalized software projects placed in service and investments in capitalized software, partially offset by the inclusion of a $7.0 million impairment at Dotdash Meredith recorded in the third quarter of 2022 of leasehold improvements and furniture and equipment related to the consolidation of certain leased spaces, as described above under "Dotdash Meredith Restructuring and Other Charges."
At December 31, 2023, there was $269.6 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 3.9 years.

For the year ended December 31, 2022 compared to the year ended December 31, 2021
Operating loss increased $337.7 million to a loss of $474.8 million, despite the increase of $92.3 million in Adjusted EBITDA, described below, due primarily to an increase of $232.9 million in amortization of intangibles, goodwill impairment charges of $112.8 million, and increases of $56.0 million in depreciation and $44.0 million in stock-based compensation expense, partially offset by a change in acquisition-related contingent consideration fair value adjustments (income of $0.6 million in 2022 compared to expense of $15.0 million in 2021). The increase in amortization of intangibles was due primarily to the acquisition of Meredith, partially offset by lower expense at Care.com due to certain intangible assets becoming fully amortized. The goodwill impairment charges relate to impairments of $86.7 million at Mosaic Group in the second quarter of 2022 and $26.0 million at Roofing in the fourth quarter of 2022. The goodwill impairment at Mosaic Group was a result of the projected reduction in future revenue and profits from the business and lower trading multiples of a selected peer group of companies. The goodwill impairment at Roofing was due to the business exiting certain markets and the projected reduction in future profits. The increase in depreciation was due primarily to the inclusion of Meredith for twelve months in the current year compared to one month in the prior year, an increase in expense at Angi Inc. primarily related to the impairment of certain capitalized software projects that are no longer being utilized as Angi Inc. transitions away from certain business offerings in Services, and the impairment of leasehold improvements and furniture and equipment at Dotdash Meredith of $7.0 million recorded in the third quarter of 2022 related to the consolidation of certain leased spaces, as described above under "Dotdash Meredith Restructuring and Other Charges." The increase in stock-based compensation expense was due primarily to the reversal of previously recognized stock-based compensation expense due to forfeitures from management departures in 2021, the acceleration of awards related to management departures in 2022 and new awards granted since the first quarter of 2022.
See "Note 2—Summary of Significant Accounting Policies" in the accompanying notes to the financial statements included in "Item 8—Financial Statements and Supplementary Data" for further discussion of the Company’s assessment of impairment of goodwill and indefinite-lived intangible assets.
Adjusted EBITDA

	Years Ended December 31,
	2023	2022	2021	2023 Change		2022 Change
				$ Change	% Change	$ Change	% Change
	(Dollars in thousands)
Dotdash Meredith
Digital	$242,969	$186,696	$91,179	$56,273	30%	$95,517	105%
Print	64,226	31,135	2,639	33,091	106%	28,496	1080%
Other	(84,438)	(65,682)	(60,196)	(18,756)	(29)%	(5,486)	(9)%
Total Dotdash Meredith	222,757	152,149	33,622	70,608	46%	118,527	353%
Angi Inc.
Domestic
Ads and Leads	147,357	168,952	136,260	(21,595)	(13)%	32,692	24%
Services	8,123	(52,126)	(48,203)	60,249	NM	(3,923)	(8)%
Other	(50,076)	(49,866)	(46,066)	(210)	—%	(3,800)	(8)%
Total Domestic	105,404	66,960	41,991	38,444	57%	24,969	59%
International	13,074	(481)	(6,615)	13,555	NM	6,134	93%
Total Angi Inc.	118,478	66,479	35,376	51,999	78%	31,103	88%
Search	44,283	83,486	108,381	(39,203)	(47)%	(24,895)	(23)%
Emerging & Other	41,839	(23,043)	25,872	64,882	NM	(48,915)	NM
Corporate	(90,873)	(79,521)	(95,985)	(11,352)	(14)%	16,464	17%
Total	$336,484	$199,550	$107,266	$136,934	69%	$92,284	86%

As a percentage of revenue	8%	4%	3%

For a reconciliation of net earnings (loss) attributable to IAC shareholders to operating loss to Adjusted EBITDA, see "Principles of Financial Reporting." For a reconciliation of operating income (loss) to Adjusted EBITDA for the Company's reportable segments, see "Note 10—Segment Information" in the accompanying notes to the financial statements included in "Item 8—Financial Statements and Supplementary Data."
For the year ended December 31, 2023 compared to the year ended December 31, 2022
•Dotdash Meredith Adjusted EBITDA increased $70.6 million to $222.8 million due to increases in Adjusted EBITDA of $56.3 million and $33.1 million from Digital and Print, respectively, partially offset by an increase in Adjusted EBITDA losses of $18.8 million from Other (unallocated corporate costs).
◦The Digital Adjusted EBITDA increase was due primarily to decreases in traffic acquisition costs, compensation expense and the inclusion in 2022 of $33.3 million of restructuring charges and transaction-related expenses, including a $14.3 million impairment of an ROU asset related to the consolidation of certain leased spaces following the Meredith acquisition.
◦The Print Adjusted EBITDA increase was due primarily to the inclusion in 2022 of $34.8 million of restructuring charges and transaction-related expenses.
◦The Other (unallocated corporate costs) Adjusted EBITDA loss increase was due primarily to an impairment charge of $44.7 million of an ROU asset related to unoccupied lease space recognized in the first quarter of 2023, partially offset by the inclusion in 2022 of $12.3 million of restructuring charges and transaction-related expenses and a decrease in expense in 2023 of $8.0 million due to the reversal of certain indemnification liabilities established for tax contingencies in connection with the acquisition of Meredith.
See "Note 2—Summary of Significant Accounting Policies" and "Note 11—Dotdash Meredith Restructuring Charges, Transaction-Related Expenses and Change-In-Control Payments" to the financial statements included in "Item 8. Financial Statements and Supplementary Data" for additional information on impairment and restructuring charges, respectively.
•Angi Inc. Adjusted EBITDA increased $52.0 million to $118.5 million due primarily to increases in Adjusted EBITDA of $60.2 million and $13.6 million from Services and International, respectively, partially offset by a decrease in Adjusted EBITDA of $21.6 million from Ads and Leads.
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
◦The Ads and Leads Adjusted EBITDA decrease was due primarily to lower revenue, partially offset by lower general and administrative expense due to a decrease in the provision for credit losses, a decrease in legal expense due, in part, to a $10.9 million benefit in 2023 related to insurance coverage for previously incurred legal fees, and a decrease in compensation expense and lower selling and marketing expense due to improved marketing efficiency.
•Search Adjusted EBITDA decreased 47% to $44.3 million due primarily to lower revenue at Ask Media Group due to a reduction in marketing by affiliate partners driving fewer visitors to ad supported search and content websites and at Desktop resulting from the wind-down of the B2C business.
•Emerging & Other Adjusted EBITDA increased $64.9 million to $41.8 million from a loss of $23.0 million due primarily to the sale of Bluecrew, which had Adjusted EBITDA losses of $23.1 million in the prior year period, reduced losses of $18.5 million at Roofing due primarily to a strategic shift of operations to select markets prior to its sale on November 1, 2023, higher profits at Care.com and Mosaic Group, the inclusion in the second quarter of 2022 of a $9.8 million charge at Vivian Health related to the sale of equity interests held by certain members of its management and the settlement of certain employee stock-based awards in conjunction with an equity raise in the second quarter of 2022 and lower losses at Newco (an IAC incubator).

•Corporate Adjusted EBITDA loss increased $11.4 million to $90.9 million due primarily to increased compensation expense.
For the year ended December 31, 2022 compared to the year ended December 31, 2021
•Dotdash Meredith Adjusted EBITDA increased 353% to $152.1 million, due to higher revenue, and a decrease in transaction-related costs ($7.1 million in 2022 compared to $78.5 million in 2021, inclusive of costs related to change-in-control payments), partially offset by $80.2 million in restructuring charges associated with the Meredith acquisition described above under "Dotdash Meredith Restructuring and Other Charges."
•Angi Inc. Adjusted EBITDA increased 88% to $66.5 million due primarily to an increase of $32.7 million from Ads and Leads and a decrease of $6.1 million in International Adjusted EBITDA losses, partially offset by increased Adjusted EBITDA losses of $3.9 million from Services and $3.8 million from Other (corporate unallocated costs).
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
•Emerging & Other Adjusted EBITDA decreased $48.9 million to a loss of $23.0 million due primarily to the inclusion of expense from Roofing for twelve months in the current year compared to six months in the prior year, a $9.8 million charge at Vivian Health related to the sale of equity interests held by certain members of its management and the settlement of certain employee stock-based awards in conjunction with an equity raise in the second quarter of 2022, lower profits at IAC Films and Mosaic Group and increased losses at Newco, Daily Beast and Bluecrew, which was sold on November 9, 2022, partially offset by higher profits at Care.com.
•Corporate Adjusted EBITDA loss decreased 17% to $79.5 million due primarily to a decrease in compensation expense due primarily to decreases in bonuses and payroll taxes and the inclusion in 2021 of $6.2 million of transaction-related costs in connection with the Spin-off.
Interest expense

	Years Ended December 31,
	2023	2022	2021	2023 Change		2022 Change
				$ Change	% Change	$ Change	% Change
	(Dollars in thousands)
Interest expense	$(157,632)	$(110,165)	$(34,264)	$(47,467)	43%	$(75,901)	(222)%
For the year ended December 31, 2023 compared to the year ended December 31, 2022
Interest expense in 2023 increased from 2022 due primarily to an increase in interest rates from 8.22% and 5.91% at December 31, 2022 to 9.44% and 7.69% at December 31, 2023 on the Dotdash Meredith Term Loan B and Dotdash Meredith Term Loan A, respectively.

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

Unrealized gain (loss) on investment in MGM Resorts International ("MGM")

	Years Ended December 31,
	2023	2022	2021	2023 Change		2022 Change
				$ Change	% Change	$ Change	% Change
	(Dollars in thousands)
Unrealized gain (loss) on investment in MGM Resorts International	$721,668	$(723,515)	$789,283	$1,445,183	NM	$(1,512,798)	NM
During the fourth quarter of 2023, due to MGM's ongoing share repurchase program, which increased the Company's ownership interest passively, the Company determined that the equity method of accounting applies and has elected to account for its investment in MGM pursuant to the fair value option. Prior to the fourth quarter of 2023, the Company's investment in MGM was accounted for as an equity security with a readily determinable fair value, with changes in fair value recognized through income each period. Since the Company has always marked its investment in MGM to fair value through income each period the election of the fair value option will result in no change to the historical accounting for this investment.
For the years ended December 31, 2023, 2022 and 2021, the Company recognized unrealized pre-tax gains (losses) of $721.7 million, $(723.5) million and $789.3 million, respectively on its investment in MGM and were due to changes in the price of MGM's common stock as reported on the New York Stock Exchange. Based on the number of MGM common shares outstanding at December 31, 2023, the Company owns 19.8% of MGM.
Other income (expense), net

	Years Ended December 31,
	2023	2022	2021
	(Dollars in thousands)
Interest income	$71,114	$24,916	$1,351
Unrealized increase (decrease) in the estimated fair value of a warrant	2,832	(62,495)	104,018
Foreign exchange gains (losses), net(a)	1,528	(8,503)	(13,636)
Net periodic pension benefit credit (cost), other than the service cost component(b)	139	(206,422)	(17,858)
Net (downward) upward adjustments to the carrying value of equity securities without readily determinable fair values and realized gains on sales of businesses and investments(c)(d)	(19,201)	59,299	18,874
Unrealized (loss) gain related to marketable equity securities	(145)	(20,342)	18,788
Realized gain on the sale of a marketable equity security	—	—	7,174
Loss on extinguishment of debt(e)	—	—	(1,110)
Other	7,595	(4,238)	(5,747)
Other income (expense), net	$63,862	$(217,785)	$111,854

$ Change	$281,647	$(329,639)
% Change	NM	NM
_____________________
(a)    Includes $10.0 million in foreign exchange losses primarily related to the substantial liquidation of certain foreign subsidiaries in the year ended December 31, 2021.
(b)     Includes pre-tax actuarial gains (losses) of $1.7 million, $(213.4) million and $(7.1) million for the years ended December 31, 2023, 2022 and 2021, respectively, related to the pension plans in the U.S and U.K. See "Note 13—Pension and Postretirement Benefit Plans" in the accompanying notes to the financial statements included in "Item 8—Financial Statements and Supplementary Data" for additional information.
(c)    Includes downward and upward adjustments to the carrying value of equity securities without readily determinable fair values. For the years ended December 31, 2023, 2022 and 2021, the Company recorded net (downward) and upward adjustments of $(20.2) million, $(89.1) million and $8.9 million, respectively.
(d) Includes a gain of approximately $132.2 million on the sale of Bluecrew in the year ended December 31, 2022. On November 9, 2022, the Company completed the sale of Bluecrew, which was included within Emerging & Other, to EmployBridge, a provider of light industrial staffing solutions, for cash and stock with the Company becoming a minority shareholder in the combined company.
(e)     Represents the write-off of deferred debt issuance costs related to the ANGI Group Term Loan, which was repaid in its entirety during the second quarter of 2021.

Income tax (provision) benefit

	Years Ended December 31,
	2023	2022	2021	2023 Change		2022 Change
				$ Change	% Change	$ Change	% Change
	(Dollars in thousands)
Income tax (provision) benefit	$(108,818)	$331,087	$(138,990)	$(439,905)	NM	$470,077	NM
Effective income tax rate	30%	22%	19%
For further details of income tax matters, see "Note 14—Income Taxes" in the accompanying notes to the financial statements included in "Item 8—Financial Statements and Supplementary Data."
In 2023, the effective income tax rate is higher than the statutory rate of 21% due primarily to state taxes and nondeductible compensation expense, partially offset by research credits.
In 2022, the effective income tax rate was higher than the statutory rate of 21% due primarily to state taxes and research credits, partially offset by the non-deductible portion of the Mosaic Group goodwill impairment charge.
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
Net loss attributable to noncontrolling interests

	Years Ended December 31,
	2023	2022	2021	2023 Change		2022 Change
				$ Change	% Change	$ Change	% Change
	(Dollars in thousands)
Net loss attributable to noncontrolling interests	$7,625	$22,285	$8,562	$(14,660)	(66)%	$13,723	160%

Net loss attributable to noncontrolling interests in 2023, 2022 and 2021 primarily represents the publicly-held interest in Angi Inc.'s losses.

Net loss attributable to noncontrolling interests in 2022 and 2021 also included noncontrolling interest in a subsidiary that primarily held investments in equity securities. The subsidiary recorded net unrealized losses in 2022 and net realized gains in 2021.

PRINCIPLES OF FINANCIAL REPORTING
The Company reports Adjusted EBITDA as a supplemental measure to U.S. generally accepted accounting principles ("GAAP"). This measure is one of the primary metrics by which we evaluate the performance of our businesses, and on which our internal budgets are based and may impact management compensation. We believe that investors should have access to, and we are obligated to provide, the same set of tools that we use in analyzing our results. This non-GAAP measure should be considered in addition to results prepared in accordance with GAAP, but should not be considered a substitute for or superior to GAAP results. The Company endeavors to compensate for the limitations of the non-GAAP measure presented by providing the comparable GAAP measure with equal or greater prominence and descriptions of the reconciling items, including quantifying such items, to derive the non-GAAP measure. We encourage investors to examine the reconciling adjustments between the GAAP and non-GAAP measure, which we discuss below.
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
The following table reconciles net earnings (loss) attributable to IAC shareholders to operating loss to Adjusted EBITDA:

	Years Ended December 31,
	2023	2022	2021
	(In thousands)
Net earnings (loss) attributable to IAC shareholders	$265,942	$(1,170,170)	$597,547
Add back:
Net loss attributable to noncontrolling interests	(7,625)	(22,285)	(8,562)
(Earnings) loss from discontinued operations, net of taxes	—	(2,694)	1,831
Income tax provision (benefit)	108,818	(331,087)	138,990
Other (income) expense, net	(63,862)	217,785	(111,854)
Unrealized (gain) loss on investment in MGM Resorts International	(721,668)	723,515	(789,283)
Interest expense	157,632	110,165	34,264
Operating loss	(260,763)	(474,771)	(137,067)
Add back:
Stock-based compensation expense	117,181	123,476	79,487
Depreciation	175,096	130,986	75,015
Amortization of intangibles	295,970	307,718	74,839
Acquisition-related contingent consideration fair value adjustments	—	(612)	14,992
Goodwill impairment	9,000	112,753	—
Adjusted EBITDA	$336,484	$199,550	$107,266
For a reconciliation of operating loss to Adjusted EBITDA for the Company's reportable segments, see "Note 10—Segment Information" in the accompanying notes to the financial statements included in "Item 8—Financial Statements and Supplementary Data."
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

        Amortization of intangible assets and impairments of goodwill and intangible assets are non-cash expenses related primarily to acquisitions. At the time of an acquisition, the identifiable definite-lived intangible assets of the acquired company, such as advertiser relationships, technology, licensee relationships, trade names, content, customer lists and user base, service professional relationships and subscriber relationships, are valued and amortized over their estimated lives. Value is also assigned to acquired indefinite-lived intangible assets, which comprise trade names and trademarks, and goodwill that are not subject to amortization. An impairment is recorded when the carrying value of an intangible asset or goodwill exceeds its fair value. We believe that intangible assets represent costs incurred by the acquired company to build value prior to acquisition and the related amortization and impairments of intangible assets or goodwill, if applicable, are not ongoing costs of doing business.
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

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Position

	December 31,
	2023	2022
	(In thousands)
Angi Inc. cash and cash equivalents:
United States	$354,341	$311,422
All other countries	9,703	9,733
Total Angi Inc. cash and cash equivalents	364,044	321,155

Dotdash Meredith cash and cash equivalents:
United States	243,801	109,000
All other countries	17,779	14,866
Total Dotdash Meredith cash and cash equivalents	261,580	123,866

IAC (excluding Angi Inc. and Dotdash Meredith) cash and cash equivalents and marketable securities:
United States	642,613	939,168
All other countries	29,208	33,201
Total cash and cash equivalents	671,821	972,369
Marketable securities (United States)	148,998	239,373
Total IAC (excluding Angi Inc. and Dotdash Meredith) cash and cash equivalents and marketable securities	820,819	1,211,742

Total cash and cash equivalents and marketable securities	$1,446,443	$1,656,763

Dotdash Meredith Debt:
Dotdash Meredith Term Loan A	$315,000	$332,500
Dotdash Meredith Term Loan B	1,225,000	1,237,500
Total Dotdash Meredith long-term debt	1,540,000	1,570,000
Less: current portion of Dotdash Meredith long-term debt	30,000	30,000
Less: original issue discount	4,470	5,310
Less: unamortized debt issuance costs	8,423	10,215
Total Dotdash Meredith long-term debt, net	1,497,107	1,524,475

ANGI Group Debt:
ANGI Group Senior Notes	500,000	500,000
Less: unamortized debt issuance costs	3,953	4,716
Total ANGI Group long-term debt, net	496,047	495,284

Total long-term debt, net	$1,993,154	$2,019,759
The Company's international cash can be repatriated without significant tax consequences. During the year ended December 31, 2023, international cash totaling $4.3 million was repatriated to the U.S.

Cash Flow Information
In summary, IAC's cash flows are as follows:

	Years Ended December 31,
	2023	2022	2021
	(In thousands)
Net cash provided by (used in):
Operating activities attributable to continuing operations	$189,528	$(82,791)	$118,900
Investing activities attributable to continuing operations	$(87,467)	$(494,808)	$(2,907,503)
Financing activities attributable to continuing operations	$(223,013)	$(112,651)	$1,115,737
Net cash provided by operating activities attributable to continuing operations consists of net earnings adjusted for non-cash items and the effect of changes in working capital. Non-cash adjustments include the unrealized (gains) losses on the investment in MGM, deferred income taxes, amortization of intangibles, pension and postretirement benefit cost, depreciation, stock-based compensation expense, provision for credit losses, goodwill impairment, unrealized (increase) decrease in the estimated fair value of a warrant, non-cash lease expense (including ROU impairments) and net losses (gains) on investments in equity securities and sales of businesses.
2023
Adjustments to net earnings consist primarily of amortization of intangibles of $296.0 million, depreciation of $175.1 million, stock-based compensation expense of $117.2 million, non-cash lease expense of $101.7 million, deferred income taxes of $88.8 million, provision of credit losses of $87.7 million, net losses on investments in equity securities and sales of businesses of $19.3 million and goodwill impairment of $9.0 million, partially offset by an unrealized gain on the investment in MGM of $721.7 million and an unrealized increase in the estimated fair value of a warrant of $2.8 million. The decrease from changes in working capital include a decrease in accounts payable and other liabilities of $120.3 million, a decrease in operating lease liabilities of $74.3 million and an increase in accounts receivable of $37.3 million. The decrease in accounts payable and other liabilities is due, in part, to a decrease in accrued traffic acquisition costs and related payables at Search and Dotdash Meredith, a decrease in accrued advertising at Angi Inc. and Search and a decrease in accrued employee compensation, due primarily to restructuring related severance payments at Dotdash Meredith. The decrease in operating lease liabilities is due to cash payments on leases net of interest accretion. The increase in accounts receivable is due primarily to timing of cash receipts at Angi and an increase in revenue relative to the fourth quarter of 2022 at Dotdash Meredith Digital, partially offset by a decrease in revenue relative to the fourth quarter of 2022 at Search.
Net cash used in investing activities includes $455.4 million for the purchases of marketable debt securities, capital expenditures of $141.4 million, primarily related to payment of approximately $80 million for the acquisition of the formerly leased land under IAC's New York City headquarters building as well as investments of $45.2 million in capitalized software at Angi Inc. to support its products and services, and $103.6 million for the purchase of additional preferred shares of Turo, partially offset by maturities of marketable debt securities of $550.0 million, net proceeds from the sales of assets of $29.8 million, including $28.2 million related to the sale of a building at Dotdash Meredith, net proceeds from the sales of businesses and investments of $11.9 million and net collections of notes receivable of $11.3 million.
Net cash used in financing activities includes the repurchase of 3.2 million shares of IAC common stock, on a settlement date basis, for $165.6 million at an average price of $51.00 per share, principal payments on Dotdash Meredith Term Loan A and Dotdash Meredith Term Loan B of $30.0 million, the repurchase of 4.4 million shares of Angi Inc. Class A common stock, on a settlement date basis, for $10.9 million at an average price of $2.50 per share, withholding taxes paid on behalf of IAC employees, excluding Angi Inc., for stock-based awards that were net settled of $10.6 million and withholding taxes paid on behalf of Angi Inc. employees for stock-based awards that were net settled of $6.0 million.

2022
Adjustments to net loss attributable to continuing operations consist primarily of an unrealized loss on the investment in MGM of $723.5 million, amortization of intangibles of $307.7 million, pension and postretirement benefit cost of $210.0 million, depreciation of $131.0 million, stock-based compensation expense of $123.5 million, provision of credit losses of $116.6 million, goodwill impairment of $112.8 million, non-cash lease expense (including ROU asset impairments) of $70.9 million and an unrealized decrease in the estimated fair value of a warrant of $62.5 million, partially offset by deferred income taxes of $337.8 million and net gains on sales of businesses and investments in equity securities of $39.0 million. The decrease from changes in working capital include a decrease in accounts payable and other liabilities of $247.9 million, an increase in accounts receivable of $66.7 million, a decrease in operating lease liabilities of $63.8 million and a decrease in deferred revenue of $11.0 million. The decrease in accounts payable and other liabilities is due primarily to (i) a decrease in accrued employee compensation due, in part, to change-in-control payments, partially offset by an increase in restructuring charges, at Dotdash Meredith, (ii) a decrease in accrued traffic acquisition costs and related payables at Search, (iii) a decrease in accounts payable at Dotdash Meredith due primarily to timing of payments and lower spend due to the discontinuation of certain print publications, (iv) a payment of pre-acquisition income tax indemnification liabilities at Dotdash Meredith and (v) a decrease in customer deposit liabilities at Dotdash Meredith due, in part, to the discontinuation of certain print publications. The increase in accounts receivable is due primarily to revenue growth at Angi Inc., primarily attributable to Services, and an increase in revenue related to various production deals at IAC Films, partially offset by a decrease in revenue at Search and a decrease at Dotdash Meredith primarily due to the discontinuation of certain publications, reduced circulation of other publications and continued secular declines at Print and decreases in performance marketing and advertising revenue at Digital. The decrease in operating lease liabilities is due to cash payments on leases net of interest accretion. The decrease in deferred revenue is due primarily to timing of the utilization of services provided through Care for Business at Care.com, lower annual memberships at Angi Inc., primarily at Ads and Leads, and a decrease in Digital licensing contracts at Dotdash Meredith.
Net cash used in investing activities attributable to continuing operations includes $244.3 million for the purchase of 5.7 million additional shares of MGM, $233.9 million for the purchase of marketable debt securities and capital expenditures of $139.8 million primarily related to investments in capitalized software at Angi Inc., Care.com and Dotdash Meredith, partially offset by net proceeds from the sale of certain businesses and investments of $90.8 million and a collection of notes receivable of $19.5 million.
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
2021
Adjustments to net earnings attributable to continuing operations consist primarily of an unrealized gain on the investment in MGM of $789.3 million, an unrealized increase in the estimated fair value of a warrant of $104.0 million and net gains on sales of businesses and investments in equity securities of $44.8 million, partially offset by deferred income taxes of $133.4 million, provision of credit losses of $89.9 million, stock-based compensation expense of $79.5 million, depreciation of $75.0 million, amortization of intangibles of $74.8 million, non-cash lease expense (including ROU asset impairments) of $35.7 million and pension and postretirement benefit cost of $18.2 million. The decrease from changes in working capital primarily consists of an increase in accounts receivable of $154.9 million and a decrease in operating lease liabilities of $31.0 million, partially offset by an increase in accounts payable and other liabilities of $90.3 million and an increase in deferred revenue of $8.3 million. The increase in accounts receivable is due primarily to revenue growth at Angi Inc., primarily attributable to Services, and an increase at Search due primarily to revenue growth, partially offset by timing of cash receipts. The decrease in operating lease liabilities is due to cash payments on leases net of interest accretion. The increase in accounts payable and other liabilities is due primarily to increases in (i) accrued traffic acquisition costs and related payables at Search, (ii) accrued advertising and related payables at Angi Inc., (iii) accrued sales returns at Angi Inc., (iv) accrued professional fees at Dotdash Meredith, primarily related to transaction-related costs associated with the acquisition of Meredith and (v) customer deposit liability due to the inclusion of Meredith, partially offset by a decrease in accrued compensation costs due primarily to a decrease in deferred payroll tax payments under the Coronavirus Aid, Relief, and Economic Security Act, and payments of cash bonuses. The increase in deferred revenue is due primarily to the growth in subscription sales at Care.com.

Net cash used in investing activities attributable to continuing operations includes cash used for acquisitions of $2.7 billion, principally related to the acquisitions of Meredith at Dotdash for $2.7 billion and Roofing for $25.4 million, the cash distribution related to the spin-off of Vimeo of $333.2 million, capital expenditures of $90.2 million primarily related to investments in capitalized software at Angi Inc. to support its products and services and payment of $12.7 million related to the purchase of a 50% interest in an aircraft at Corporate, and purchases of investments of $24.3 million, primarily related to Turo preferred shares, partially offset by maturities of marketable debt securities of $225.0 million and net proceeds from the sale of businesses and investments of $16.5 million, primarily related to the sales of certain investments.
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
Discontinued Operations
Net cash provided by discontinued operations in the year ended December 31, 2021 of $319.2 million relates to the operations of Vimeo. There were no cash flows from discontinued operations following the Spin-off.
Liquidity and Capital Resources
Financing Arrangements
In March 2023, Dotdash Meredith entered into interest rate swaps for a total notional amount of $350 million with a maturity date of April 1, 2027, to manage interest rate risk exposure. Dotdash Meredith designated the interest rate swaps as cash flow hedges and applies hedge accounting to these contracts. The interest rate swaps synthetically convert $350 million of the Dotdash Meredith Term Loan B for the duration of the interest rate swaps from a variable rate to a fixed rate of approximately 7.92% ((i) the weighted average fixed interest rate of approximately 3.82% on the interest rate swaps plus (ii) the adjustment to the secured overnight financing rate of 0.10% plus (iii) the base rate of 4.00%), beginning on April 3, 2023.

For a detailed description of long-term debt and interest rate swaps, see "Note 2—Summary of Significant Accounting Policies" and "Note 7—Long-term Debt" in the accompanying notes to the financial statements included in "Item 8—Financial Statements and Supplementary Data."

Investment in MGM
At December 31, 2023, the Company owns 64.7 million common shares of MGM, including a total of 5.7 million common shares purchased in the first and third quarters of 2022 for $244.3 million. Based on the number of MGM common shares outstanding at December 31, 2023, the Company owns 19.8% of MGM.
Investment in Turo
In April 2023, the Company purchased additional preferred shares of Turo for $103.6 million. At December 31, 2023, IAC's aggregate percentage ownership in Turo is approximately 30%, on an as-converted basis.
Share Repurchase Authorizations and Activity
During the year ended December 31, 2023, IAC repurchased 3.2 million shares of its common stock, on a trade date basis, at an average price of $51.00 per share, or $165.6 million in aggregate. At February 9, 2024, IAC had 3.7 million shares remaining in its share repurchase authorization.

During the year ended December 31, 2023, Angi Inc. repurchased 4.4 million shares of its Class A common stock, on a trade date basis, at an average price of $2.50 per share, or $11.1 million in aggregate. During the fourth quarter of 2023, Angi Inc. put in place a share repurchase plan with the intent of utilizing the remaining shares in its stock repurchase authorization. The plan will be subject to price and volume limitations. From January 1, 2024 through February 9, 2024, Angi Inc. repurchased an additional 2.7 million shares at an average price of $2.36, or $6.3 million in aggregate. At February 9, 2024, Angi Inc. had 7.9 million shares remaining in its share repurchase authorization.
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
The following table summarizes (i) the aggregate intrinsic value of IAC and Angi Inc. non-publicly traded subsidiary denominated stock settled stock appreciation rights, IAC options, Angi Inc. stock settled stock appreciation rights and Angi Inc. options and (ii) the aggregate fair value (based on stock prices as of February 9, 2024) of IAC and Angi Inc. RSUs and IAC restricted stock outstanding as of that date; assuming these awards were net settled on that date, the withholding taxes that would be paid by IAC and Angi Inc. on behalf of employees upon exercise or vesting that would be payable (assuming these equity awards are net settled with a 50% tax rate), and the shares that would have been issued are as follows:

	Aggregate intrinsic value / fair value of awards outstanding	Estimated withholding taxes payable on vested shares and shares that will vest by December 31, 2024	Estimated withholding taxes payable on shares that will vest after December 31, 2024	Estimated IAC shares to be issued
	(In thousands)
IAC
Stock settled stock appreciation rights denominated in shares of certain non-publicly traded IAC subsidiaries other than Angi Inc. subsidiaries (a)	$20,822	$8,809	$1,602	196
IAC denominated stock options (b)	99,293	49,647	—	938
IAC RSUs (c)	89,820	1,022	42,491	875
IAC restricted stock (d)	—	—	—	—
Total IAC outstanding employee stock-based awards	209,935	59,478	44,093	2,009

Angi Inc.
Angi Inc. RSUs	64,065	10,257	20,640
Angi Inc. stock appreciation rights	—	—	—	See footnote (f) below
Other Angi Inc. equity awards (a)(e)	3,302	956	695	See footnote (f) below
Total Angi Inc. outstanding employee stock-based awards	67,367	11,213	21,335
Total outstanding employee stock-based awards	$277,302	$70,691	$65,428
_______________

(a)    The number of shares ultimately needed to settle these awards and the cash withholding tax obligation may vary significantly as a result of the determination of the fair value of the relevant subsidiary at the time of exercise. In addition, the number of shares required to settle these awards will be impacted by movement in the stock price of IAC and Angi Inc.
(b)    The Company has the discretion to settle these awards net of withholding tax and exercise price (which is represented in the table above) or settle on a gross basis and require award holders to pay related withholding taxes, which he or she may do by selling shares of IAC common stock upon exercise. Assuming all IAC stock options outstanding on February 9, 2024 were settled on a gross basis (i.e., through the issuance of a number of shares of IAC common stock equal to the number of stock options exercised), the Company would have issued 2.6 million shares of IAC common stock and would have received $36.5 million in cash proceeds.
(c)    Approximately 65% of the estimated withholding taxes payable upon the vesting of RSUs scheduled to vest after December 31, 2024 is related to RSUs that are scheduled to cliff vest in 2025 (the five-year anniversary of the grant date), subject to continued employment through the vesting date.
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
Contractual Obligations
The Company enters into various contractual arrangements as a part of its continued operations. Material contractual obligations as of December 31, 2023 are described in the accompanying notes to the financial statements within "Item 8—Financial Statements and Supplementary Data"; these include operating leases as described in "Note 6—Leases," principal and interest payments on long-term debt as described in "Note 7—Long-Term Debt" and pension and postretirement benefits as described in "Note 13—Pension and Postretirement Benefit Plans."
The Company has material purchase obligations, which represent legally binding agreements to purchase goods and services that specify all significant terms. Future payments under these agreements at December 31, 2023 are as follows:

	Amount of Commitment Expiration Per Period
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total Amounts Committed
	(In thousands)
Purchase obligations	$93,483	$4,590	$—	$—	$98,073
Purchase obligations include future payments of (i) $43.0 million for the final payment related to a three-year cloud computing arrangement, with payment expected to be made by September 2024, (ii) $12.0 million related to advertisement placement services in 2024, (iii) $4.9 million related to office productivity and email tools, (iv) $4.5 million related to research tools and (v) $3.5 million related to media spend to be made in 2024.
Capital Expenditures
The Company anticipates that it will need to make capital expenditures in connection with the development and expansion of its operations. The Company's 2024 capital expenditures are expected to be lower than its 2023 capital expenditures of $141.4 million by approximately 40% to 50%, due primarily to the acquisition of the formerly leased land under IAC's New York City headquarters building in 2023, partially offset by an increase related to capitalized software at Angi Inc.
Liquidity Assessment
On a consolidated basis, the Company generated positive cash flows from operating activities of $189.5 million for the year ended December 31, 2023; excluding the positive cash flows from operating activities of $94.2 million and $14.0 million generated by Angi Inc. and Dotdash Meredith, respectively, the Company generated positive cash flows from operating activities of $81.4 million.

At December 31, 2023, the Company's consolidated cash, cash equivalents and marketable securities, excluding MGM, were $1.4 billion, of which $364.0 million and $261.6 million was held by Angi Inc. and Dotdash Meredith, respectively. The Company's consolidated debt includes approximately $1.5 billion, which is a liability of Dotdash Meredith, Inc., and $500.0 million, which is a liability of ANGI Group, a subsidiary of Angi Inc. The Dotdash Meredith Credit Agreement contains covenants that would limit Dotdash Meredith’s ability to pay dividends, incur incremental secured indebtedness, or make distributions or certain investments in the event a default has occurred or if Dotdash Meredith’s consolidated net leverage ratio exceeds 4.0 to 1.0, subject to certain available amounts as defined in the Dotdash Meredith Credit Agreement. This ratio was exceeded for the test period ended December 31, 2023. The Dotdash Meredith Credit Agreement also permits IAC to, among other things, contribute cash to Dotdash Meredith which will provide additional liquidity to ensure that Dotdash Meredith does not exceed certain consolidated net leverage ratios for any test period, as further defined in the Dotdash Meredith Credit Agreement. In connection with these capital contributions, Dotdash Meredith may make distributions to IAC in amounts not more than any such capital contributions, provided that no default has occurred and is continuing. Such capital contributions and subsequent distributions impact the consolidated net leverage ratios of Dotdash Meredith. During the year ended December 31, 2023, IAC contributed $510.0 million to Dotdash Meredith and Dotdash Meredith subsequently distributed back to IAC $405.0 million during the year ended December 31, 2023 and $105.0 million in January 2024. Angi Inc. is an independent public company with its own public shareholders and board of directors and has no obligation to provide the Company with funds. As a result, the Company cannot freely access the cash of Angi Inc. and its subsidiaries.
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
Business Combinations and Contingent Consideration Arrangements
Acquisitions, which are generally referred to in GAAP as business combinations, are an important part of the Company's growth strategy. The Company invested $2.7 billion in acquisitions in the year ended December 31, 2021. There were no acquisitions made in the years ended December 31, 2023 and 2022. The purchase price of each acquisition is attributed to the assets acquired and liabilities assumed based on their fair values at the date of acquisition, including identifiable intangible assets that either arise from a contractual or legal right or are separable from goodwill.
Management makes two critical determinations at the time of an acquisition: (1) the reporting unit(s) that will benefit from the acquisition and to which goodwill will be assigned and (2) the allocation of the purchase price of the acquired business to the assets acquired and the liabilities assumed based upon their fair values. The reporting unit determination is important beyond the initial allocation of purchase price because future impairment assessments of goodwill, as described below, are performed at the reporting unit level. Historically, when the Company’s acquisitions have been complementary to existing reporting units, the goodwill is allocated to an existing reporting unit. Acquisitions within Emerging & Other usually result in the creation of a new reporting unit because it is a standalone business with unique product offerings, management or target markets. The acquisition of Meredith closed on December 1, 2021 and the allocation of purchase price to the assets acquired and liabilities assumed, the determination of the reporting units and the allocation of goodwill to the reporting units were finalized during the fourth quarter of 2022. See "Note 4—Business Combination" in the accompanying notes to the financial statements included in "Item 8—Financial Statements and Supplementary Data" for a description of the accounting for this business combination.
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
Recoverability of Goodwill and Indefinite-Lived Intangible Assets
The carrying value of goodwill is $3.0 billion at both December 31, 2023 and 2022. Indefinite-lived intangible assets, which consist of the Company's acquired trade names and trademarks, have a carrying value of $544.2 million and $631.1 million at December 31, 2023 and 2022, respectively.
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
During the third quarter of 2023 and second quarter of 2022, the Company reassessed the fair value of the Mosaic Group reporting unit (included within Emerging & Other) and recorded goodwill impairments of $9.0 million and $86.7 million, respectively, as a result of the projected reduction in future revenue and profits from the business and lower trading multiples of a selected peer group of companies.

For the Company's annual goodwill test at October 1, 2023, a qualitative assessment of the Angi Inc. Ads and Leads, Services and International reporting units and the Vivian Health reporting unit goodwill was performed because the Company concluded it was more likely than not that the fair value of these reporting units was in excess of their respective carrying values. The primary factors that the Company considered in its qualitative assessment for each of these reporting units are described below:
•The Company considered the strong forecasted operating performance, in addition to actual operating results in the current year, of the Angi Inc. Ads and Leads and Services reporting units and, based on the Company's latest valuation prepared as of October 1, 2022, the excess of the estimated fair value of each reporting unit compared to their respective carrying values.
•The Company prepared valuations of the Angi Inc. International and Vivian Health reporting units primarily in connection with the issuance and/or settlement of equity awards that are denominated in the equity of these businesses during the year ended December 31, 2023. The valuations were prepared time proximate to, however, not as of, October 1, 2023. The fair value of each of these businesses was in excess of its October 1, 2023 carrying value.
For the Company's annual goodwill test at October 1, 2023, the Company quantitatively tested the Dotdash Meredith Digital, Mosaic Group and Care.com reporting units. The Company's quantitative tests resulted in no impairments. The Company's remaining reporting units, Dotdash Meredith Print, Search, Roofing, The Daily Beast, IAC Films and Newco, have no goodwill as of October 1, 2023.
In the fourth quarter of 2022, a quantitative assessment was performed on the Roofing reporting unit; this test resulted in an impairment of $26.0 million due to Roofing exiting certain markets and a projected reduction in future profits from the business, which reduced its fair value.
The aggregate carrying value of goodwill for which the most recent estimate of the excess of fair value over carrying value is less than 20% is $1.6 billion.
The fair value of the Company's reporting units is determined using both an income approach based on discounted cash flows ("DCF") and a market approach when it tests goodwill for impairment, either on an interim basis or annual basis as of October 1 each year. The Company uses the same approach in determining the fair value of its businesses in connection with its non-public subsidiary denominated stock-based compensation plans, which can be a significant factor in the decision to apply the qualitative assessment rather than a quantitative test. Determining fair value using a DCF analysis requires the exercise of significant judgment with respect to several items, including the amount and timing of expected future cash flows and appropriate discount rates. The expected cash flows used in the DCF analyses are based on the Company's most recent forecast and budget and, for years beyond the budget, the Company's estimates, which are based, in part, on forecasted growth rates. The discount rates used in the DCF analyses are intended to reflect the risks inherent in the expected future cash flows of the respective reporting units. Assumptions used in the DCF analyses, including the discount rate, are assessed based on each reporting unit's current results and forecasted future performance, as well as macroeconomic and industry specific factors. The discount rates used in the quantitative tests for 2023 for determining the fair values of the Company's Dotdash Meredith Digital, Care.com and Mosaic Group reporting units were 15.5%, 16% and 16%, respectively, and were intended to reflect the risks inherent in the expected future cash flows of the respective reporting units. The discount rates used in the quantitative tests for 2022 for determining the fair values of the Company's Mosaic Group and Roofing reporting units were both 16%. Determining fair value using a market approach considers multiples of financial metrics based on both acquisitions and trading multiples of a selected peer group of companies. From the comparable companies, a representative market multiple is determined, which is applied to financial metrics to estimate the fair value of a reporting unit. To determine a peer group of companies for our respective reporting units, we considered companies relevant in terms of consumer use, monetization model, margin and growth characteristics, and brand strength operating in their respective sectors.
The Company determines the fair value of indefinite-lived intangible assets using an avoided royalty DCF valuation analysis. Significant judgments inherent in this analysis include the selection of appropriate royalty and discount rates and estimating the amount and timing of expected future cash flows. The discount rates used in the DCF analyses are intended to reflect the risks inherent in the expected future cash flows generated by the respective intangible assets. The royalty rates used in the DCF analyses are based upon an estimate of the royalty rates that a market participant would pay to license the Company's trade names and trademarks. The future cash flows are based on the Company's most recent forecast and budget and, for years beyond the budget, the Company's estimates, which are based, in part, on forecasted growth rates. Assumptions used in the avoided royalty DCF analyses, including the discount rate and royalty rate, are assessed annually based on the actual and projected cash flows related to the asset, as well as macroeconomic and industry specific factors. The discount rates used in the Company's annual indefinite-lived impairment assessment ranged from 15% to 17% in 2023 and 12% to 18.5% in 2022, and the royalty rates used ranged from 2% to 8% in 2023 and 1% to 8% in 2022.

During the third quarter of 2023, the Company determined that a projected reduction in future revenue related to a certain indefinite-lived trade name intangible asset in the Dotdash Meredith Digital segment was an indicator of possible impairment. Following the identification of the indicator, the Company updated its calculation of the fair value of the indefinite-lived intangible asset and recorded an impairment of $7.6 million. The discount rate used to value the trade name was 16% and the royalty rate was 8%. A quantitative assessment of this indefinite-lived trade name intangible was prepared as of October 1, 2023; this test resulted in no additional impairment as its carrying value approximates its fair value.
The October 1, 2023 annual quantitative assessment of indefinite-lived intangible assets identified an impairment of $79.9 million related to certain other indefinite-lived trade name intangible assets in the Dotdash Meredith Digital segment. The discount rate used to value these trade names was 15.5% and the royalty rate was 6%.
If the carrying value of an indefinite-lived intangible asset exceeds its estimated fair value, an impairment equal to the excess is recorded. The aggregate carrying value of indefinite-lived intangible assets for which the excess of fair value over carrying value is less than 20% is $303.7 million.
Impairment charges recorded on indefinite-lived intangibles are included in "Amortization of intangibles" in the accompanying statement of operations.
The October 1, 2023 and 2022 annual assessments of goodwill and indefinite-lived intangible assets did not identify any further impairments. The October 1, 2021 annual assessment of goodwill and indefinite-lived intangible assets did not identify any impairments.
Recoverability of Long-Lived Assets
We review the carrying value of all long-lived assets, other than goodwill and indefinite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The carrying value of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying value is deemed not to be recoverable, an impairment loss is recorded equal to the amount by which the carrying value of the long-lived asset exceeds its fair value. The carrying value of these long-lived assets is $1.1 billion and $1.5 billion at December 31, 2023 and 2022, respectively.
During the first quarter of 2023, Dotdash Meredith recorded impairment charges of $70.0 million related to certain unoccupied leased office space due to the continued decline in the commercial real estate market consisting of impairments of $44.7 million and $25.3 million of an ROU asset and related leasehold improvements, furniture and equipment, respectively.
During the third quarter of 2022, Dotdash Meredith recorded impairment charges of $21.3 million related to the consolidation of certain leased spaces following the Meredith acquisition consisting of impairments of $14.3 million and $7.0 million of an ROU asset and related leasehold improvements, furniture and equipment, respectively. See "Note 11—Dotdash Meredith Restructuring Charges, Transaction-Related Expenses and Change-In-Control Payments" in the accompanying notes to the financial statements included in "Item 8—Financial Statements and Supplementary Data" for additional information.
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
Income Taxes
The Company accounts for income taxes under the liability method, and deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying values of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided if it is determined that it is more likely than not that the deferred tax asset will not be realized. At December 31, 2023 and 2022, the balance of the Company's net deferred tax liability is $162.9 million and $74.7 million, respectively.

The Company evaluates and accounts for uncertain tax positions using a two-step approach. Recognition (step one) occurs when the Company concludes that a tax position, based solely on its technical merits, is more likely than not to be sustainable upon examination. Measurement (step two) determines the amount of benefit that is greater than 50% likely to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. De-recognition of a tax position that was previously recognized would occur when the Company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. This measurement step is inherently difficult and requires subjective estimations of such amounts to determine the probability of various possible outcomes. At December 31, 2023 and 2022, the Company has unrecognized tax benefits, including interest and penalties, of $19.6 million and $16.6 million, respectively. We consider many factors when evaluating and estimating our tax positions and unrecognized tax benefits, which may require periodic adjustment and which may not accurately anticipate actual outcomes. Although management currently believes changes to unrecognized tax benefits from period to period and differences between amounts paid, if any, upon resolution of issues raised in audits and amounts previously provided will not have a material impact on the liquidity, results of operations, or financial condition of the Company, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future.
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
Stock-Based Compensation
Stock-based compensation at the Company is inherently complex. Our desire is to attract, retain, inspire and reward our management team and employees at each of our subsidiaries, including those employed by recently acquired companies, by allowing them to benefit directly from the value they help to create. We accomplish these objectives, in part, by issuing equity awards denominated in the equity of our non-publicly traded subsidiaries as well as in IAC and Angi Inc. We further refine this approach by tailoring certain equity awards to the applicable circumstances. For example, we have in the past issued certain equity awards for which vesting is linked to the achievement of a performance target such as revenue or profits; these awards are referred to as performance-based awards. In other cases, we link the vesting of equity awards to the achievement of a value target for a subsidiary or IAC or Angi Inc.'s stock price, as applicable; these awards are referred to as market-based awards. The nature and variety of these types of equity-based awards creates complexity in our determination of stock-based compensation expense.
In addition, acquisitions are an important part of the Company's growth strategy. These transactions may result in the modification of equity awards, which may create additional complexity and additional stock-based compensation expense. In addition, our spin-offs and internal reorganizations can also lead to modifications of equity awards and may result in additional complexity and stock-based compensation expense.
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
Stock-based compensation expense reflected in our statement of operations includes expense related to equity awards issued by certain of our subsidiaries and awards granted to the Company's Corporate employees and the employees of Angi Inc. These awards have been in the form of restricted stock units ("RSUs"), performance-based RSUs, market-based RSUs and restricted stock. For RSUs, the value of the instrument is measured at the grant date as the fair value of the underlying common stock and expensed as stock-based compensation expense over the vesting term. For performance-based RSUs, the value of the instrument is measured at the grant date as the fair value of the underlying common stock and expensed as stock-based compensation over the vesting term when the performance targets are considered probable of being achieved. For market-based RSUs, a lattice model is used to estimate the value of the awards. For IAC restricted stock, a lattice model was used to estimate the fair value of the award which is based on the satisfaction of IAC's stock price targets.
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

The Company estimates the fair value of stock options upon issuance or modification using a Black-Scholes option pricing model and, for those with a market condition, a lattice model. No stock options were issued by the Company in the years ended December 31, 2023, 2022 and 2021, respectively.
Investments in Equity Securities
The Company's equity securities, other than those of its consolidated subsidiaries and those accounted for under the equity method, are accounted for at fair value under the measurement alternative in accordance with ASC Subtopic 321, Investments - Equity Securities, with any changes to fair value recognized in "Other income (expense), net" in the statement of operations each reporting period. Under the measurement alternative, equity investments without readily determinable fair values are carried at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar securities of the same issuer; fair value is generally determined based on a market approach as of the transaction date. A security will be considered identical or similar if it has identical or similar rights to the equity securities held by the Company. The Company reviews its investments in equity securities without readily determinable fair values for impairment each reporting period when there are qualitative factors or events that indicate possible impairment. Factors the Company considers in making this determination include negative changes in industry and market conditions, financial performance, business prospects, and other relevant events and factors. When indicators of impairment exist, the Company prepares quantitative assessments of the fair value of its investments in equity securities, which require judgment and the use of estimates. When the Company's assessment indicates that the fair value of the investment is below its carrying value, the Company writes down the investment to its fair value and records the corresponding charge in "Other income (expense), net" in the statement of operations.
The carrying value of the Company’s equity securities without readily determinable fair values is $404.8 million and $323.5 million at December 31, 2023 and 2022, respectively, which is included in "Long-term investments" in the balance sheet.
The Company has no investments in marketable equity securities, following the change in classification of its investment in MGM to an equity method investment in the fourth quarter of 2023, described below. At December 31, 2022, the Company had two investments in marketable equity securities, other than its investment in MGM, including one investment that was fully impaired in the first quarter of 2023 due to the investee declaring bankruptcy and another investment that was sold in the third quarter of 2023. The Company recorded net unrealized pre-tax losses of $0.3 million and $20.3 million for these investments during the years ended December 31, 2023 and 2022, respectively. The unrealized pre-tax losses related to these investments are included in "Other income (expense), net" in the statement of operations.
During the fourth quarter of 2023, due to MGM's ongoing share repurchase program, which increased the Company's ownership interest passively, the Company determined that the equity method of accounting applies and has elected to account for its investment in MGM pursuant to the fair value option. Prior to the fourth quarter of 2023, the Company's investment in MGM was accounted for as an equity security with a readily determinable fair value, with changes in fair value recognized through income each period. Since the Company has always marked its investment in MGM to fair value through income each period the election of the fair value option will result in no change to the historical accounting for this investment.
At December 31, 2023, the Company owns 64.7 million common shares of MGM, including a total of 5.7 million common shares purchased in the first and third quarters of 2022 for $244.3 million. Based on the number of MGM common shares outstanding at December 31, 2023, the Company owns 19.8% of MGM. The fair value of the investment in MGM is remeasured each reporting period based upon MGM's closing stock price on the New York Stock Exchange on the last trading day in the reporting period and any unrealized pre-tax gains or losses are included in the statement of operations. For the years ended December 31, 2023, 2022 and 2021, the Company recognized unrealized pre-tax gains (losses) of $721.7 million, $(723.5) million and $789.3 million, respectively on its investment in MGM. The cumulative unrealized net pre-tax gain through December 31, 2023 is $1.6 billion. A $2.00 increase or decrease in the share price of MGM would result in an unrealized gain or loss, respectively, of $129.4 million. At February 9, 2024, the fair value of the Company's investment in MGM was $3.0 billion.
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements, see "Note 2—Summary of Significant Accounting Policies" in the accompanying notes to the financial statements included in "Item 8—Financial Statements and Supplementary Data."

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Equity Price Risk
At December 31, 2023, the Company owns 64.7 million common shares of MGM. During the fourth quarter of 2023, due to MGM's ongoing share repurchase program, which increased the Company's ownership interest passively, the Company determined that the equity method of accounting applies and has elected to account for its investment in MGM pursuant to the fair value option. Prior to the fourth quarter of 2023, the Company's investment in MGM was accounted for as an equity security with a readily determinable fair value, with changes in fair value recognized through income each period. Since the Company has always marked its investment in MGM to fair value through income each period the election of the fair value option will result in no change to the historical accounting for this investment. For the years ended December 31, 2023, 2022 and 2021, the Company recognized unrealized pre-tax gains (losses) of $721.7 million, $(723.5) million and $789.3 million, respectively, on its investment in MGM.
The cumulative unrealized net pre-tax gain through December 31, 2023 is $1.6 billion. At December 31, 2023 and 2022, the carrying value of the Company's investment in MGM, which includes the cumulative unrealized pre-tax gains, was $2.9 billion and $2.2 billion, or approximately 28% and 21% of the Company’s consolidated total assets, respectively. A $2.00 increase or decrease in the share price of MGM would result in an unrealized gain or loss, respectively, of $129.4 million. At February 9, 2024, the fair value of the Company's investment in MGM was $3.0 billion. The Company’s results of operations and financial condition have in the past been and may in the future be materially impacted by increases or decreases in the price of MGM common shares, which are traded on the New York Stock Exchange.
Interest Rate Risk
At December 31, 2023, the principal amount of the Company's outstanding debt totals $2.0 billion, of which $1.5 billion is the Dotdash Meredith Term Loans, which bear interest at a variable rate, and $500.0 million is the ANGI Group Senior Notes, which bear interest at a fixed rate.
In March 2023, Dotdash Meredith entered into interest rate swaps on the Dotdash Meredith Term Loan B for a total notional amount of $350 million with a maturity date of April 1, 2027. The interest rate swaps synthetically converted $350 million of the Dotdash Meredith Term Loan B for the duration of the interest rate swaps from a variable rate to a fixed rate to manage interest rate risk exposure beginning on April 3, 2023 and applies hedge accounting to these contracts. See "Note 2—Summary of Significant Accounting Policies" and "Note 7—Long-term Debt" to the financial statements included in "Item 8—Financial Statements and Supplementary Data" for more information. The fair value of the interest rate swaps is determined using discounted cash flows derived from observable market prices, including swap curves, and represents what Dotdash Meredith would pay or receive to terminate the swap agreements. Dotdash Meredith intends to continue to meet the conditions for hedge accounting, however, if these interest rate swaps were not highly effective in offsetting cash flows attributable to the hedged risk, the changes in the fair value of the interest rate swaps used as hedges could have a significant impact on future results of operations.
During the year ended December 31, 2023, adjusted term secured overnight financing rate ("Adjusted Term SOFR") for the Dotdash Meredith Term Loans increased an average of approximately 133 basis points relative to December 31, 2022. As a result of the increase in Adjusted Term SOFR during the year ended December 31, 2023, the interest expense on Dotdash Meredith Term Loans, net of $3.7 million realized gains related to the $350 million in notional amount of interest rate swaps, was $13.1 million higher as compared to what interest expense would have been if the Adjusted Term SOFR had been unchanged during 2023. At December 31, 2023, the outstanding balance of $1.23 billion related to the Dotdash Meredith Term Loan B bore interest at Adjusted SOFR, subject to a minimum of 0.50%, plus 4.00%, or 9.44%, and the outstanding balance of $315.0 million related to the Dotdash Meredith Term Loan A bore interest at Adjusted Term SOFR plus 2.25%, or 7.69%. If Adjusted Term SOFR were to increase or decrease by 100 basis points, the annual interest expense on the Dotdash Meredith Term Loans, net of the impact related to the $350 million in notional amount of interest rate swaps, would increase or decrease by $11.9 million.

If market rates decline relative to interest rates on the ANGI Group Senior Notes, the Company runs the risk that the related required interest payments will exceed those based on market rates. A 100-basis point increase or decrease in the level of interest rates would, respectively, decrease or increase the fair value of the fixed-rate debt by $20.0 million. Such potential increase or decrease in fair value is based on certain simplifying assumptions, including an immediate increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period, nor changes in the credit profile.

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
In addition, certain of the Company’s U.S. operations have customers in international markets. International revenue, including revenue of our operations located outside the U.S., which is measured based upon where the customer is located, accounted for 13%, 10% and 14% for the years ended December 31, 2023, 2022 and 2021, respectively.
The Company is also exposed to foreign currency transaction gains and losses to the extent it or its subsidiaries conduct transactions in and/or have assets and/or liabilities that are denominated in a currency other than the entity's functional currency. For the years ended December 31, 2023, 2022 and 2021, the Company recorded foreign exchange gains (losses) of $1.5 million, $(8.5) million and $(13.6) million, respectively.
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

Item 8.    Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of IAC Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of IAC Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 29, 2024 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Quantitative Impairment Assessment for Goodwill and Indefinite-lived Intangible Assets

Description of the Matter
As of December 31, 2023, the Company’s goodwill and indefinite-lived intangible asset balances were $3.0 billion and $544.2 million, respectively. As disclosed in Note 2 to the consolidated financial statements, goodwill and indefinite-lived intangible assets are assessed annually for impairment using either a qualitative or quantitative approach as of October 1, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit or an indefinite-lived intangible asset below its carrying value.

Auditing management’s quantitative impairment test for goodwill and indefinite-lived intangible assets was challenging given the inherent judgements and estimates involved. Management’s quantitative impairment tests were complex and judgmental due to the measurement uncertainty in estimating the fair value of the reporting unit for goodwill and the fair value of indefinite-lived intangible assets. Specifically, the fair value estimate of the Company’s Mosaic, Dotdash Meredith Digital and Care.com reporting units were sensitive to assumptions such as the discount rate, revenue growth rates and projected margin. The fair value estimates for Meredith’s indefinite-lived intangible assets were sensitive to assumptions such as discount rates, revenue growth rates and royalty rates. These assumptions are affected by factors such as expected future industry or economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s controls over its goodwill and indefinite-lived intangible assets impairment review process. For example, we tested controls over management’s review of the significant assumptions used to estimate the fair values of the reporting units for goodwill and the indefinite-lived intangible assets, including projected financial information.

To test the estimated fair values of the Mosaic, Dotdash Meredith Digital and Care.com reporting units and Meredith's indefinite-lived intangible assets, our audit procedures included, among others, assessing the methodologies and testing the significant assumptions and underlying data used by the Company. We evaluated the Company’s underlying forecast and budget information by comparing the significant assumptions to historical results, forecasted information included in analyst reports and the Company's guideline companies in the same industry and current economic trends. For example, we evaluated management’s forecasted revenue to identify, understand and evaluate changes as compared to historical results. We performed sensitivity analyses of significant assumptions to evaluate the change in the estimated fair value of the Mosaic, Dotdash Meredith Digital and Care.com reporting units for goodwill and Meredith’s indefinite-lived intangible assets resulting from changes in the assumptions. In addition, we involved an internal valuation specialist to assist in evaluating the methodologies and significant assumptions applied in developing the fair value estimates.

Revenue Processed By Highly Automated Proprietary Systems - Leads and Services

Description of the Matter
As more fully described in Note 2 to the consolidated financial statements, Angi Inc.’s revenue includes domestic Ads and Leads revenue as well as Services revenue. Ads revenue is primarily derived from service professionals under contract for advertising. Leads revenue includes consumer connection revenue for consumer matches as well as membership subscription revenue from service professionals. Services revenue primarily reflects domestic revenue from pre-priced offerings by which the consumer requests services through a Company platform and the Company connects them with a service professional to perform the service.

In aggregate, Leads and Services Revenue was approximately $1.0 billion, as disclosed in Note 10 for the year ended December 31, 2023. The Company’s Leads and Services Revenue is based on contractual terms with the Company’s customers and is comprised of a significant volume of low-dollar transactions. The processing and recording of Leads and Services revenue is highly automated within the Company’s information technology (“IT”) systems that are principally proprietary.

Given the complexity of the IT systems involved, auditing Leads and Services Revenue required a significant extent of effort and increased involvement of professionals with expertise in IT to identify, test, and evaluate the Company’s relevant systems and automated controls utilized to process and record these transactions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s controls related to the recording and accounting for Leads and Services Revenue. With the involvement of IT professionals, we identified the relevant systems used by the Company to process, calculate, and record revenue and the related deferred revenue. Where applicable, we tested the IT general controls over those systems, including testing of user access controls, change management controls, and IT operations controls as well as certain automated application controls related to the recording of revenue and the related deferred revenue at period end. We also tested the Company’s controls to address the completeness and accuracy of transaction data.

Our audit procedures related to the Company’s Leads and Services Revenue also included reconciling revenue recorded to cash received, testing the details for a sample of specific cash receipts to third-party banking information and evidence of the related customer arrangement, testing the calculations of revenue and the related deferred revenue performed within the Company’s systems to the amount recorded in the general ledger, and testing revenue transactions occurring near year-end.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2019.
New York, New York
February 29, 2024

IAC INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	December 31,
	2023	2022
	(In thousands, except par value amounts)
ASSETS
Cash and cash equivalents	$1,297,445	$1,417,390
Marketable securities	148,998	239,373
Accounts receivable, net	536,650	607,809
Other current assets	257,499	296,563
Total current assets	2,240,592	2,561,135

Capitalized software, equipment, buildings, land and leasehold improvements, net	455,281	510,614
Goodwill	3,024,266	3,030,168
Intangible assets, net of accumulated amortization	874,705	1,170,041
Investment in MGM Resorts International	2,891,850	2,170,182
Long-term investments	411,216	325,721
Other non-current assets	473,267	625,774
TOTAL ASSETS	$10,371,177	$10,393,635

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Current portion of long-term debt	$30,000	$30,000
Accounts payable, trade	105,514	133,105
Deferred revenue	143,449	157,124
Accrued expenses and other current liabilities	671,527	759,759
Total current liabilities	950,490	1,079,988

Long-term debt, net	1,993,154	2,019,759
Deferred income taxes	164,612	76,276
Other long-term liabilities	474,540	617,843

Redeemable noncontrolling interests	33,378	27,235

Commitments and contingencies

SHAREHOLDERS' EQUITY:
Common Stock, $0.0001 par value; authorized 1,600,000 shares; 84,465 and 84,184 shares issued and 80,115 and 83,083 shares outstanding at December 31, 2023 and 2022, respectively	8	8
Class B common stock, $0.0001 par value; authorized 400,000 shares; 5,789 shares issued and outstanding at December 31, 2023 and 2022	1	1
Additional paid-in capital	6,340,312	6,295,080
Retained earnings (accumulated deficit)	923	(265,019)
Accumulated other comprehensive loss	(10,942)	(13,133)
Treasury stock, 4,350 and 1,101 shares at December 31, 2023 and 2022, respectively	(252,441)	(85,323)
Total IAC shareholders' equity	6,077,861	5,931,614
Noncontrolling interests	677,142	640,920
Total shareholders' equity	6,755,003	6,572,534
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$10,371,177	$10,393,635
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS

	Years Ended December 31,
	2023	2022	2021
	(In thousands, except per share data)
Revenue	$4,365,235	$5,235,280	$3,699,627
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	1,343,254	1,933,705	1,296,282
Selling and marketing expense	1,576,229	1,914,878	1,362,300
General and administrative expense	891,958	991,983	797,448
Product development expense	334,491	318,028	230,810
Depreciation	175,096	130,986	75,015
Amortization of intangibles	295,970	307,718	74,839
Goodwill impairment	9,000	112,753	—
Total operating costs and expenses	4,625,998	5,710,051	3,836,694
Operating loss	(260,763)	(474,771)	(137,067)
Interest expense	(157,632)	(110,165)	(34,264)
Unrealized gain (loss) on investment in MGM Resorts International	721,668	(723,515)	789,283
Other income (expense), net	63,862	(217,785)	111,854
Earnings (loss) from continuing operations before income taxes	367,135	(1,526,236)	729,806
Income tax (provision) benefit	(108,818)	331,087	(138,990)
Net earnings (loss) from continuing operations	258,317	(1,195,149)	590,816
Earnings (loss) from discontinued operations, net of taxes	—	2,694	(1,831)
Net earnings (loss)	258,317	(1,192,455)	588,985
Net loss attributable to noncontrolling interests	7,625	22,285	8,562
Net earnings (loss) attributable to IAC shareholders	$265,942	$(1,170,170)	$597,547

Per share information from continuing operations:
Basic earnings (loss) per share	$3.07	$(13.58)	$6.72
Diluted earnings (loss) per share	$2.97	$(13.58)	$6.33

Per share information attributable to IAC Common Stock and Class B common stock shareholders:
Basic earnings (loss) per share	$3.07	$(13.55)	$6.70
Diluted earnings (loss) per share	$2.97	$(13.55)	$6.31

Stock-based compensation expense by function:
Cost of revenue	$1,613	$47	$57
Selling and marketing expense	8,808	8,293	5,009
General and administrative expense	93,506	99,993	67,664
Product development expense	13,254	15,143	6,757
Total stock-based compensation expense	$117,181	$123,476	$79,487
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE OPERATIONS

	Years Ended December 31,
	2023	2022	2021
	(In thousands)
Net earnings (loss)	$258,317	$(1,192,455)	$588,985
Other comprehensive income (loss), net of income taxes:
Change in foreign currency translation adjustment	3,428	(18,829)	10,466
Change in net unrealized losses on interest rate swaps	(696)	—	—
Change in unrealized gains and losses on available-for-sale marketable debt securities	(33)	53	(2)
Total other comprehensive income (loss), net of income taxes	2,699	(18,776)	10,464
Comprehensive income (loss), net of income taxes	261,016	(1,211,231)	599,449
Components of comprehensive loss (income) attributable to noncontrolling interests:
Net loss attributable to noncontrolling interests	7,625	22,285	8,562
Change in foreign currency translation adjustment attributable to noncontrolling interests	(513)	1,235	93
Comprehensive loss attributable to noncontrolling interests	7,112	23,520	8,655
Comprehensive income (loss) attributable to IAC shareholders	$268,128	$(1,187,711)	$608,104

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Year Ended December 31, 2023

	Redeemable Noncontrolling Interests	Common Stock, $0.0001 par value		Class B Common Stock, $0.0001 par value		Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total IAC Shareholders' Equity	Noncontrolling Interests	Total Shareholders' Equity
		$	Shares	$	Shares
		(In thousands)
Balance at December 31, 2022	$27,235	$8	84,184	$1	5,789	$6,295,080	$(265,019)	$(13,133)	$(85,323)	$5,931,614	$640,920	$6,572,534
Net (loss) earnings	(1,175)	—	—	—	—	—	265,942	—	—	265,942	(6,450)	259,492
Other comprehensive income, net of income taxes	—	—	—	—	—	—	—	2,186	—	2,186	513	2,699
Stock-based compensation expense	—	—	—	—	—	73,562	—	—	—	73,562	48,388	121,950
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	—	281	—	—	(9,814)	—	—	—	(9,814)	—	(9,814)
Issuance of Angi Inc. common stock pursuant to stock-based awards, net of withholding taxes	—	—	—	—	—	(5,620)	—	5	—	(5,615)	(673)	(6,288)
Purchase of IAC treasury stock, net of excise tax on share issuances	—	—	—	—	—	—	—	—	(167,118)	(167,118)	—	(167,118)
Purchase of Angi Inc. treasury stock, net of excise tax on share issuances	—	—	—	—	—	(11,099)	—	—	—	(11,099)	—	(11,099)
Adjustment of noncontrolling interests to redemption amount	7,567	—	—	—	—	(7,567)	—	—	—	(7,567)	—	(7,567)
Adjustment to the liquidation value of Vivian Health preferred shares	—	—	—	—	—	5,527	—	—	—	5,527	(5,527)	—
Other	(249)	—	—	—	—	243	—	—	—	243	(29)	214
Balance at December 31, 2023	$33,378	$8	84,465	$1	5,789	$6,340,312	$923	$(10,942)	$(252,441)	$6,077,861	$677,142	$6,755,003

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Years Ended December 31, 2022 and 2021

	Redeemable Noncontrolling Interests	Common Stock, $.0001 par value		Class B Common Stock, $.0001 par value		Common Stock, $0.001 par value		Class B Common Stock, $0.001 par value		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total IAC Shareholders' Equity	Noncontrolling Interests	Total Shareholders' Equity
		$	Shares	$	Shares	$	Shares	$	Shares
		(In thousands)
Balance at December 31, 2020	$231,992	$—	—	$—	—	$83	82,976	$6	5,789	$5,909,614	$694,042	$(6,170)	$—	$6,597,575	$553,353	$7,150,928
Net earnings (loss)	1,732	—	—	—	—	—	—	—	—	—	597,547	—	—	597,547	(10,294)	587,253
Other comprehensive income (loss), net of income taxes	515	—	—	—	—	—	—	—	—	—	—	10,519	—	10,519	(608)	9,911
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	59,283	—	—	—	59,283	33,057	92,340
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	—	564	—	—	—	382	—	—	(98,691)	—	—	—	(98,691)	—	(98,691)
Issuance of Angi Inc. common stock pursuant to stock-based awards, net of withholding taxes	—	—	—	—	—	—	—	—	—	(59,619)	—	10	—	(59,609)	(1,614)	(61,223)
Purchase of Angi Inc. treasury stock	—	—	—	—	—	—	—	—	—	(35,959)	—	—	—	(35,959)	—	(35,959)
Issuance of Vimeo common stock and creation of noncontrolling interest, net of fees	40,785	—	—	—	—	—	—	—	—	258,965	—	—	—	258,965	—	258,965
Distribution to and purchase of noncontrolling interests	(29,769)	—	—	—	—	—	—	—	—	—	—	—	—	—	(570)	(570)
Adjustment of noncontrolling interests to redemption amount	777,688	—	—	—	—	—	—	—	—	(777,688)	—	—	—	(777,688)	—	(777,688)
Recapitalization of IAC upon Vimeo spin-off	—	8	83,358	1	5,789	(83)	(83,358)	(6)	(5,789)	80	—	—	—	—	—	—
Spin-off IAC's investment in Vimeo	—	—	—	—	—	—	—	—	—	(38)	(386,438)	38	—	(386,438)	—	(386,438)
Elimination of Vimeo's noncontrolling interests	(1,002,324)	—	—	—	—	—	—	—	—	1,002,324	—	—	—	1,002,324	—	1,002,324
Change in the MTCH Separation tax account distribution	—	—	—	—	—	—	—	—	—	7,640	—	—	—	7,640	—	7,640
Other	(1,878)	—	—	—	—	—	—	—	—	(242)	—	—	—	(242)	410	168
Balance at December 31, 2021	$18,741	$8	83,922	$1	5,789	$—	—	$—	—	$6,265,669	$905,151	$4,397	$—	$7,175,226	$573,734	$7,748,960
Net loss	(2,130)	—	—	—	—	—	—	—	—	—	(1,170,170)	—	—	(1,170,170)	(20,155)	(1,190,325)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(17,541)	—	(17,541)	(1,235)	(18,776)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	70,808	—	—	—	70,808	55,891	126,699
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	—	262	—	—	—	—	—	—	(16,905)	—	—	—	(16,905)	—	(16,905)
Issuance of Angi Inc. common stock pursuant to stock-based awards, net of withholding taxes	—	—	—	—	—	—	—	—	—	(12,276)	—	11	—	(12,265)	3,638	(8,627)
Purchase of IAC treasury stock	—	—	—	—	—	—	—	—	—	—	—	—	(85,323)	(85,323)	—	(85,323)
Purchase of Angi Inc. treasury stock	—	—	—	—	—	—	—	—	—	(8,144)	—	—	—	(8,144)	—	(8,144)
Distribution to and purchase of noncontrolling interests	(1,179)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Adjustment of noncontrolling interests to redemption amount	24,229	—	—	—	—	—	—	—	—	(24,229)	—	—	—	(24,229)	—	(24,229)
Issuance of Vivian Health preferred shares, net of fees, and the reclassification and creation of noncontrolling interest and subsequent adjustment to liquidation value	(11,782)	—	—	—	—	—	—	—	—	17,818	—	—	—	17,818	36,882	54,700
Adjustment to noncontrolling interests resulting from the reorganization of a foreign subsidiary	—	—	—	—	—	—	—	—	—	7,580	—	—	—	7,580	(7,835)	(255)
Other	(644)	—	—	—	—	—	—	—	—	(5,241)	—	—	—	(5,241)	—	(5,241)
Balance at December 31, 2022	$27,235	$8	84,184	$1	5,789	$—	—	$—	—	$6,295,080	$(265,019)	$(13,133)	$(85,323)	$5,931,614	$640,920	$6,572,534
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended December 31,
	2023	2022	2021
	(In thousands)
Cash flows from operating activities attributable to continuing operations:
Net earnings (loss)	$258,317	$(1,192,455)	$588,985
Less: Earnings (loss) from discontinued operations, net of tax	—	2,694	(1,831)
Net earnings (loss) attributable to continuing operations	258,317	(1,195,149)	590,816
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities attributable to continuing operations:
Amortization of intangibles	295,970	307,718	74,839
Depreciation	175,096	130,986	75,015
Stock-based compensation expense	117,181	123,476	79,487
Non-cash lease expense (including right-of-use asset impairments)	101,695	70,922	35,737
Deferred income taxes	88,792	(337,758)	133,377
Provision for credit losses	87,729	116,553	89,893
Losses (gains) on investments in equity securities and sales of businesses, net	19,346	(38,956)	(44,835)
Goodwill impairment	9,000	112,753	—
Pension and postretirement benefit cost	76	209,991	18,212
Unrealized (gain) loss on investment in MGM Resorts International	(721,668)	723,515	(789,283)
Unrealized (increase) decrease in the estimated fair value of a warrant	(2,832)	62,495	(104,018)
Other adjustments, net	(12,315)	17,963	45,302
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(37,296)	(66,706)	(154,887)
Other assets	11,281	8,920	4,185
Operating lease liabilities	(74,256)	(63,843)	(30,995)
Accounts payable and other liabilities	(120,259)	(247,912)	90,265
Income taxes payable and receivable	2,884	(6,739)	(2,506)
Deferred revenue	(9,213)	(11,020)	8,296
Net cash provided by (used in) operating activities attributable to continuing operations	189,528	(82,791)	118,900
Cash flows from investing activities attributable to continuing operations:
Capital expenditures	(141,364)	(139,753)	(90,210)
Net proceeds from sales of assets	29,805	9,780	1,221
Proceeds from maturities of marketable debt securities	550,000	—	225,000
Purchases of marketable debt securities	(455,413)	(233,928)	—
Purchases of investments	(103,555)	(3,036)	(24,290)
Net proceeds from the sales of businesses and investments	11,861	90,767	16,451
Purchases of investment in MGM Resorts International	—	(244,256)	—
Net collections of notes receivable	11,297	19,497	—
Acquisitions, net of cash acquired	—	—	(2,699,643)
Cash distribution related to the spin-off of IAC's investment in Vimeo	—	—	(333,184)
Other, net	9,902	6,121	(2,848)
Net cash used in investing activities attributable to continuing operations	(87,467)	(494,808)	(2,907,503)
Cash flows from financing activities attributable to continuing operations:
Principal payments on Dotdash Meredith Term Loans	(30,000)	(30,000)	—
Proceeds from the issuance of Dotdash Meredith Term Loans	—	—	1,600,000
Principal payments on ANGI Group Term Loan	—	—	(220,000)
Debt issuance costs	—	(785)	(23,548)
Proceeds from the exercise of IAC stock options	130	—	1,496
Withholding taxes paid on behalf of IAC employees on net settled stock-based awards	(10,587)	(18,068)	(95,983)
Withholding taxes paid on behalf of Angi Inc. employees on net settled stock-based awards	(5,994)	(8,827)	(61,908)
Purchases of IAC treasury stock	(165,622)	(85,323)	—
Purchases of Angi Inc. treasury stock	(10,932)	(8,144)	(35,403)
Proceeds from the issuance of Vivian Health preferred shares, net of fees	—	34,700	—
Purchase of noncontrolling interests	—	(1,179)	(30,339)
Other, net	(8)	4,975	(18,578)
Net cash (used in) provided by financing activities attributable to continuing operations	(223,013)	(112,651)	1,115,737
Total cash used in continuing operations	(120,952)	(690,250)	(1,672,866)
Net cash provided by operating activities attributable to discontinued operations	—	—	18,053
Net cash provided by investing activities attributable to discontinued operations	—	—	7,602
Net cash provided by financing activities attributable to discontinued operations	—	—	293,577
Total cash provided by discontinued operations	—	—	319,232
Effect of exchange rate changes on cash and cash equivalents and restricted cash	1,124	(5,545)	(1,612)
Net decrease in cash and cash equivalents and restricted cash	(119,828)	(695,795)	(1,355,246)
Cash and cash equivalents and restricted cash at beginning of period	1,426,069	2,121,864	3,477,110
Cash and cash equivalents and restricted cash at end of period	$1,306,241	$1,426,069	$2,121,864
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
Dotdash Meredith
On December 1, 2021, Dotdash Media Inc. (referred to herein as "Dotdash"), a wholly-owned subsidiary of IAC, completed the acquisition of Meredith Holdings Corporation ("Meredith"), the former subsidiary of Meredith Corporation, comprising its digital and magazine businesses and its corporate operations. The parent of the combined entity is Dotdash Meredith, Inc. ("Dotdash Meredith"). See "Note 4—Business Combination" for a description of the acquisition of Meredith.
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
Angi Inc.
Angi Inc. is a publicly traded company that connects quality home service professionals with consumers across more than 500 different categories, from repairing and remodeling homes to cleaning and landscaping. Approximately 196,000 transacting service professionals actively sought consumer matches, completed jobs or advertised work through Angi Inc. platforms during the three months ended December 31, 2023. Additionally, consumers turned to at least one Angi Inc. business to find a service professional for approximately 23 million projects during the year ended December 31, 2023. At December 31, 2023, IAC’s economic interest and voting interest in Angi Inc. were 84.2% and 98.1%, respectively.
On November 1, 2023, Angi Inc. completed the sale of 100% of its wholly-owned subsidiary, Total Home Roofing, LLC ("Roofing"), and has reflected it as a discontinued operation in its standalone financial statements. Roofing does not meet the threshold to be reflected as a discontinued operation at the IAC level. During the fourth quarter of 2023, IAC moved Roofing to Emerging & Other and prior period financial information has been recast to conform to the current year presentation. Following IAC's move of Roofing to Emerging & Other, Angi Inc. has three operating segments: (i) Ads and Leads, (ii) Services and (iii) International (includes Europe and Canada), and operates under multiple brands including Angi, HomeAdvisor and Handy. Ads and Leads provides service professionals the capability to engage with potential customers, including quoting and invoicing services, and provides consumers with tools and resources to help them find local, pre-screened and customer-rated service professionals nationwide for home repair, maintenance and improvement projects. Services consumers can request household services directly through the Angi Inc. platform and Angi Inc. fulfills the request through the use of independently established home services providers engaged in a trade, occupation and/or business that customarily provides such services. The matching and pre-priced booking services and related tools and directories are provided to consumers free of charge.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Emerging & Other primarily includes:
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
•Roofing (previously included within the Angi Inc. segment), a provider of roof replacement and repair services, which was sold on November 1, 2023;
•Vivian Health, a platform to efficiently connect healthcare professionals with job opportunities;
•IAC Films, a provider of producer services for feature films, primarily for initial sale and distribution through theatrical releases and video-on-demand services in the United States ("U.S.") and internationally;
•The Daily Beast, a website dedicated to news, commentary, culture and entertainment that publishes original reporting and opinion from its roster of full-time journalists and contributors; and
•Bluecrew, a technology driven staffing platform exclusively for flexible W-2 work, for periods prior to its sale on November 9, 2022.
Vimeo Spin-off:
On May 25, 2021, IAC completed the spin-off of its full stake in Vimeo, Inc. (formerly Vimeo Holdings, Inc. ("Vimeo")) to IAC shareholders (which we refer to as the “Spin-off”). Following the Spin-off, Vimeo became an independent, separately traded public company. Therefore, Vimeo is presented as a discontinued operation within the Company's financial statements for 2021. See "Note 18—Discontinued Operations'" for additional details.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The Company prepares its consolidated financial statements (referred to herein as "financial statements") in accordance with U.S. generally accepted accounting principles ("GAAP").

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Angi Inc.
As previously disclosed, the impact of COVID-19 initially resulted in a decline in demand for service requests, driven primarily by decreases in demand in certain categories of jobs (particularly discretionary indoor projects). While Angi Inc. experienced a rebound in service requests in early 2021, service requests started to decline in May 2021 and continued to decline during 2022 due, in part, to COVID-19 measures that were more widely in place in prior periods. Angi Inc.'s ability to monetize service requests rebounded modestly in the second half of 2021 and the first half of 2022; however, that improved monetization plateaued in the third quarter of 2022 returning to monetization rates similar to those experienced pre-COVID-19.
Dotdash Meredith
Digital advertising and performance marketing revenue at Dotdash, excluding Meredith, declined in 2022, compared to 2021 due in part to lower traffic to its sites compared to prior year COVID-19 traffic highs. Post-acquisition, Meredith has experienced a similar impact to its digital advertising revenue primarily from lower programmatic revenue as a result of traffic declines in the first quarter of 2023 due to COVID-19 supported traffic levels in early 2022.
Outlook
The extent to which developments related to the COVID-19 pandemic and measures designed to curb its spread continue to impact the Company’s business, financial condition and results of operations will depend on future developments, all of which are highly uncertain and many of which are beyond the Company’s control, including the severity of resurgences of COVID-19 caused by variant strains of the virus, the effectiveness of vaccines and attitudes toward receiving them, materials and supply chain constraints, labor shortages, the scope of governmental and other restrictions on travel, discretionary services and other activity, and public reactions to these developments.
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

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Interest Rate Swaps
In March 2023, Dotdash Meredith entered into interest rate swaps for a total notional amount of $350 million, which synthetically converted a portion of the Dotdash Meredith Term Loan B from a variable rate to a fixed rate to manage interest rate risk exposure beginning on April 3, 2023. Dotdash Meredith designated the interest rate swaps as cash flow hedges and applies hedge accounting to these contracts in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 815, Derivatives and Hedging. As cash flow hedges, the interest rate swaps are recognized at fair value on the balance sheet as either assets or liabilities, with the changes in fair value recorded in "Accumulated other comprehensive loss" in the balance sheet and reclassified into “Interest expense” in the statement of operations in the periods in which the interest rate swaps affect earnings. Dotdash Meredith assessed hedge effectiveness at the time of entering into these agreements and determined these interest rate swaps are expected to be highly effective. Dotdash Meredith evaluates the hedge effectiveness of the interest rate swaps quarterly, or more frequently, if necessary, by verifying (i) that the critical terms of the interest rate swaps continue to match the critical terms of the hedged interest payments and (ii) that it is probable the counterparties will not default. If the two requirements are met, the interest rate swaps are determined to be effective and all changes in the fair value of the interest rate swaps are recorded in "Accumulated other comprehensive loss." The cash flows related to interest settlements of the hedged monthly interest payments are classified as operating activities in the statement of cash flows, consistent with the interest expense on the related Dotdash Meredith Term Loan B. See "Note 7—Long-term Debt" for additional information.
General Revenue Recognition
The Company accounts for a contract with a customer when it has approval and commitment from all authorized parties, the rights of the parties and payment terms are identified, the contract has commercial substance and collectability of consideration is probable. Revenue is recognized when control of the promised services or goods is transferred to the Company’s customers and in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services or goods.
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
Practical Expedients and Exemptions
For contracts that have an original duration of one year or less, the Company uses the practical expedient available under ASC Topic 606, Revenue from Contracts with Customers ("ASC 606"), applicable to such contracts and does not consider the time value of money.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In addition, as permitted under the practical expedient available under ASC 606, the Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less, (ii) contracts with variable consideration that is tied to sales-based or usage-based royalties, allocated entirely to unsatisfied performance obligations, or to a wholly unsatisfied promise accounted for under the series guidance, and (iii) contracts for which the Company recognizes revenue at the amount which it has the right to invoice for services performed.
The Company also applies the practical expedient for sales commissions where the anticipated customer relationship period is one year or less as noted below.

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
For sales incentive programs where the anticipated customer relationship period is one year or less, the Company has elected the practical expedient to expense the commissions as incurred. Beginning October 1, 2022, commissions earned on certain transactions within the Angi Inc. Ads and Leads segment were expensed as incurred after determining the related customer relationship was less than one year.
App Store Fees
The Company pays fees to the Apple App Store and the Google Play Store for the distribution of our paid mobile apps. The Company capitalizes and amortizes mobile app store fees related to subscriptions over the term of the applicable subscription. The amortization of mobile app store fees is included in "Cost of revenue" in the statement of operations.
The following table presents the capitalized costs to obtain a contract with a customer for the years ended December 31, 2023 and 2022:

	Years Ended December 31,
	2023			2022
	Sales Commissions	App Store Fees	Total	Sales Commissions	App Store Fees	Total
	(In thousands)
Current	$36,589	$7,835	$44,424	$39,590	$8,266	$47,856
Non-current	6,058	—	6,058	5,667	—	5,667
Total	$42,647	$7,835	$50,482	$45,257	$8,266	$53,523
During the years ended December 31, 2023, 2022 and 2021, the Company recognized expense of $97.4 million, $95.5 million and $125.9 million, respectively, related to the amortization of capitalized costs to obtain a contract with a customer.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The current and non-current capitalized costs to obtain a contract with a customer are included in "Other current assets" and "Other non-current assets," respectively, in the balance sheet.
Commissions Paid to Third-Party Agent Sales of Magazine Subscriptions
Dotdash Meredith uses third-party agents to obtain certain subscribers. The agents are paid a commission, which can be as much as the subscription price charged to the subscriber. Dotdash Meredith subscriptions do not have substantive termination penalties; therefore, the contract term is determined on an issue-by-issue basis. Accordingly, these commissions do not qualify for capitalization because there is no contract with a customer until a copy is prepared for shipment, at which point these costs are expensed. Dotdash Meredith recognizes a liability to the extent the commission is refundable to the third-party agent. Dotdash Meredith expenses additional amounts paid to agents (such as per subscriber bounties) to acquire subscribers as incurred. Expenses related to third-party agent sales of magazine subscriptions are included in "Selling and marketing expense" in the statement of operations.
Dotdash Meredith
Dotdash Meredith revenue consists of digital and print revenue. Digital revenue consists principally of advertising, performance marketing and licensing and other revenue. Print revenue consists principally of subscription, advertising, project and other, newsstand and performance marketing revenue.
Digital
Advertising
Advertising revenue is generated primarily through digital advertisements sold by Dotdash Meredith's sales team directly to advertisers or through advertising agencies and programmatic advertising networks. Performance obligations consist of delivering advertisements with a promised number of actions related to the advertisements, such as impressions or clicks, displaying advertisements for an agreed upon amount of time or providing available advertising space. The price is determined by an agreed-upon pricing model such as CPM (cost-per-1,000 impressions), CPC (cost-per-click) or flat fees.
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
Affinity marketing programs are arrangements where Dotdash Meredith acts as an agent for both Dotdash Meredith and third-party publishers to market and place magazine subscriptions online. Commissions are earned when a subscriber name has been provided to the publisher. Dotdash Meredith net settles with the third-party publishers monthly.
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

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revenue from functional licenses is recognized as Dotdash Meredith's content is delivered or access to the content is granted. Revenue from functional licenses is recognized at a point-in-time when access to the completed content is granted to the partner.
Print
Subscription Revenue
Subscription revenue relates to the sale of Dotdash Meredith magazines. Subscriptions do not have substantive termination penalties; therefore, the contract term is determined on an issue-by-issue basis. Most of Dotdash Meredith’s subscription sales are prepaid at the time of order and may be canceled at any time for a refund of the pro rata portion of the initial subscription. Accordingly, amounts received from prepaid subscriptions are recorded as a customer deposit liability rather than as deferred revenue. The delivery of each issue is determined to be a distinct performance obligation that is satisfied; revenue is recognized when the publication is sent to the customer.
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
Angi Inc.
Ads and Leads Revenue

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Ads and Leads revenue includes consumer connection revenue which comprises fees paid by service professionals for consumer matches (regardless of whether the service professional ultimately provides the requested service), revenue from service professionals under contract for advertising, membership subscription revenue from service professionals and consumers and revenue from other services. Consumer connection revenue varies based upon several factors, including the service requested, product experience offered, and geographic location of service. Consumer connection revenue is generally billed one week following a consumer match, with payment due upon receipt of invoice. Angi Inc. maintains a liability for potential credits issued to services providers. Angi Inc. service professionals generally pay for advertisements in advance on a monthly or annual basis at the option of the service professional, with the average advertising contract term being approximately one year. Angi website, mobile and call center advertising revenue is recognized ratably over the contract term. Revenue from the sale of advertising in the Angie’s List Magazine is recognized in the period in which the publication is distributed. Service professional membership subscription revenue is initially deferred upon receipt of payment and is recognized using the straight-line method over the applicable subscription period, which is typically one year. Angi Inc. prepaid consumer membership subscription fees are recognized as revenue using the straight-line method over the term of the applicable subscription period, which is typically one year.
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
From January 1, 2020 through December 31, 2022, Services recorded revenue on a gross basis. Effective January 1, 2023, Angi Inc. modified the Services terms and conditions so that the service professional, rather than Angi Inc., has the contractual relationship with the consumer to deliver the service and Angi Inc.'s performance obligation to the consumer is to connect them with the service professional. This change in contractual terms requires revenue to be reported as the net amount of what is received from the consumer after deducting the amounts owed to the service professional providing the service effective for all arrangements entered into after December 31, 2022. There is no impact to operating loss or Adjusted EBITDA from this change in revenue recognition. For the years ended December 31, 2022 and 2021, if Services revenue were recorded on a net basis, revenue would have been reduced by $242.6 million and $180.7 million, respectively.
International Revenue
International revenue primarily comprises consumer connection revenue for consumer matches and membership subscription revenue from service professionals and consumers.
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

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Emerging & Other
Care.com generates revenue primarily through subscription fees from families and caregivers for its suite of products and services, as well as through annual contracts with employers who provide access to Care.com’s suite of products and services as an employee benefit and through contracts with businesses that recruit employees through its platform. Subscription fees from families and caregivers are deferred and recognized over the term of the applicable subscription period, which is typically up to one year. Fees from annual contracts with employers and businesses include subscription revenue, which is deferred and recognized over the applicable subscription period, and backup care services for employees, which is recognized upon delivery of the service.

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
Roofing revenue for periods prior to its sale on November 1, 2023, primarily consisted of revenue from the roof replacement business offering by which the consumer purchased services directly from the Roofing business and Roofing then engaged a service professional to perform the service. Consumers typically paid when a job was completed and revenue was recognized based on the Company's progress in satisfying the roofing service.
Vivian Health revenue consists of subscription and usage revenue, which is generated through recruiting agencies and other employers that seek access to qualified healthcare professionals. Subscription revenue is recognized at the earlier of the full delivery of the promised services or over the length of the subscription period. There is usage revenue when the usage is in excess of the allotted amount included in the subscription, and is recognized in the period in which services were delivered.
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
Bluecrew revenue for periods prior to its sale on November 9, 2022 consisted of service revenue, which was generated through staffing workers and recognized as control of the promised services was transferred to our customers.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accounts Receivable, Net of the Allowance for Credit Losses
Accounts receivable include amounts billed and currently due from customers. The allowance for credit losses is based upon a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history, the specific customer’s ability to pay its obligation and any other forward-looking data regarding customers' ability to pay that is available. Customer payments that are not collected in advance of the transfer of promised services or goods are generally due no later than 30 days from invoice date, with the exception of invoices at Dotdash Meredith, which vary by revenue stream as described above.
Deferred Revenue
Deferred revenue consists of payments that are received or are contractually due in advance of the Company’s performance obligation. The Company’s deferred revenue is reported on a contract-by-contract basis at the end of each reporting period. The Company classifies deferred revenue as current when the remaining term or expected completion of its performance obligation is one year or less. The current and non-current deferred revenue balances were $143.4 million and $0.1 million, respectively, at December 31, 2023, and $157.1 million and $0.2 million, respectively, at December 31, 2022. During the year ended December 31, 2023, the Company recognized $152.7 million of revenue that was included in the deferred revenue balance at December 31, 2022. During the year ended December 31, 2022, the Company recognized $152.0 million of revenue that was included in the deferred revenue balance at December 31, 2021. In addition to the revenue recognized, $7.3 million of the December 31, 2021 deferred revenue balance was reclassified to other balance sheet accounts and $1.1 million related to a business that was sold in 2022. The current and non-current deferred revenue balances were $165.5 million and $0.4 million, respectively, at December 31, 2021. Non-current deferred revenue is included in “Other long-term liabilities” in the balance sheet.
Cash and Cash Equivalents
Cash and cash equivalents include cash and short-term investments, with maturities of less than 91 days from the date of purchase. Domestically, cash equivalents primarily consist of AAA rated government money market funds and treasury discount notes. Internationally, cash equivalents primarily consist of AAA rated government money market funds and time deposits.
Accounting for Investments in Debt Securities
At times the Company invests in marketable debt securities with active secondary or resale markets to ensure portfolio liquidity to fund current operations or satisfy other cash requirements as needed. Marketable debt securities are adjusted to fair value each quarter, and the unrealized gains and losses, net of tax, are included in accumulated other comprehensive (loss) income as a separate component of shareholders’ equity. The specific-identification method is used to determine the cost of debt securities sold and the amount of unrealized gains and losses reclassified out of accumulated other comprehensive (loss) income into earnings. The Company also invests in non-marketable debt securities as part of its investment strategy. We review our debt securities for impairment each reporting period. The Company recognizes an unrealized loss on debt securities in net earnings when the impairment is determined to be other-than-temporary. Factors we consider in making such determination include the duration, severity and reason for the decline in value and the potential recovery and our intent to sell the debt security. We also consider whether we will be required to sell the security before recovery of its amortized cost basis and whether the amortized cost basis cannot be recovered because of credit losses. If an impairment is considered to be other-than-temporary, the debt security will be written down to its fair value and the loss will be recognized within "Other (expense) income, net" in the statement of operations. At December 31, 2023 and 2022 marketable debt securities consist of treasury discount notes of $149.0 million and $235.1 million, respectively.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
For the years ended December 31, 2023, 2022 and 2021, total revenue earned from Google was $715.0 million, $701.5 million and $755.1 million, respectively, representing 16%, 13% and 20%, respectively, of the Company's revenue. The revenue earned from the Services Agreement for the years ended December 31, 2023, 2022 and 2021, was $574.3 million, $514.8 million and $661.3 million, respectively, representing 13%, 10% and 18%, respectively, of the Company's total revenue. The related accounts receivable totaled $52.2 million and $74.1 million at December 31, 2023 and 2022, respectively.
The revenue attributable to the Services Agreement is earned by Ask Media Group and the Desktop business, which comprise the Search segment. For the years ended December 31, 2023, 2022 and 2021, revenue earned from the Services Agreement was $501.5 million, $424.3 million and $542.1 million, respectively, within Ask Media Group, and $72.8 million, $90.5 million and $119.1 million, respectively, within the Desktop business.
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
Credit Risk
The Company has counterparty credit risk exposure to the private limited life insurance company, which issued the annuity contracts held by the IPC Pension Scheme ("IPC Plan"), as well as certain financial institutions that are counterparties to the interest rate swaps. In addition, cash and cash equivalents are maintained with financial institutions and are in excess of any applicable third-party insurance limits, such as the Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Interest Rate Risk
At December 31, 2023, the principal amount of the Company's outstanding debt totals $1.5 billion, which bears interest at a variable rate. In March 2023, the Company entered into interest rate swaps on the Dotdash Meredith Term Loan B for a total notional amount of $350 million. See “Interest Rate Swaps” above for additional information. During the year ended December 31, 2023, adjusted term secured overnight financing rate ("Adjusted Term SOFR") increased an average of approximately 133 basis points relative to December 31, 2022. As a result of the increase in the Adjusted Term SOFR during the year ended December 31, 2023, the interest expense, net of $3.7 million realized gains related to the $350 million in notional amount of interest rate swaps, was $13.1 million higher as compared to what interest expense would have been if the Adjusted Term SOFR had been unchanged during 2023. At December 31, 2023, the outstanding balance of $1.2 billion related to the Dotdash Meredith Term Loan B bore interest at Adjusted SOFR, subject to a minimum of 0.50%, plus 4.00%, or 9.44%, and the outstanding balance of $315.0 million related to the Dotdash Meredith Term Loan A bore interest at Adjusted Term SOFR plus 2.25%, or 7.69%. If Adjusted Term SOFR were to increase or decrease by 100 basis points, the annual interest expense on the Dotdash Meredith Term Loan A and Dotdash Meredith Term Loan B, net of the impact related to the $350 million in notional amount of interest rate swaps, would increase or decrease by $11.9 million.
Other Risks
The Company is subject to certain risks and concentrations including dependence on third-party technology providers and exposure to risks associated with online commerce security.
Capitalized Software, Equipment, Buildings, Land and Leasehold Improvements
Capitalized software, equipment, buildings, land and leasehold improvements are recorded at cost or at fair value to the extent acquired in a business combination. Repairs and maintenance costs are expensed as incurred. Amortization of leasehold improvements, which is included in "Depreciation" in the statement of operations, and depreciation are computed using the straight-line method over the estimated useful lives of the assets, or, in the case of leasehold improvements, the lease term, if shorter.

Asset Category	Estimated Useful Lives
Capitalized software and computer equipment	2 to 3 Years
Furniture and other equipment	3 to 12 Years
Buildings and leasehold improvements	3 to 39 Years
The Company capitalizes certain internal use software costs including external direct costs utilized in developing or obtaining the software and compensation for personnel directly associated with the development of the software. Capitalization of such costs begins when the preliminary project stage is complete and ceases when the project is substantially complete and ready for its intended purpose. The net book value of capitalized internal use software is $109.7 million and $155.7 million at December 31, 2023 and 2022, respectively.
Business Combinations and Contingent Consideration Arrangements
The purchase price of each acquisition is attributed to the assets acquired and liabilities assumed based on their fair values at the date of acquisition, including identifiable intangible assets that either arise from a contractual or legal right or are separable from goodwill. The Company usually obtains the assistance of outside valuation experts to assist in the allocation of purchase price to the identifiable intangible assets acquired. While outside valuation experts may be used, management has ultimate responsibility for the valuation methods, models and inputs used and the resulting purchase price allocation. The excess purchase price over the value of net tangible and identifiable intangible assets acquired is recorded as goodwill and is assigned to the reporting unit(s) that is expected to benefit from the business combination as of the acquisition date. The acquisition of Meredith closed on December 1, 2021 and the allocation of purchase price to the assets acquired and liabilities assumed, the determination of the reporting units and the allocation of goodwill to the reporting units were finalized during the fourth quarter of 2022. See "Note 4—Business Combination" for additional information

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In connection with certain business combinations, the Company has entered into contingent consideration arrangements that are determined to be part of the purchase price. Each of these arrangements is initially recorded at its fair value at the time of the acquisition and reflected at current fair value for each subsequent reporting period thereafter until settled. Generally, our contingent consideration arrangements are based upon financial performance and/or operating metric targets. The Company generally determines the fair value of the contingent consideration arrangements by using probability-weighted analyses to determine the amounts of the gross liability, and, if the arrangement is long-term in nature, applying a discount rate that appropriately captures the risk associated with the obligation to determine the net amount reflected in the financial statements. Significant changes in the specified forecasted financial or operating metrics can result in a significantly higher or lower fair value measurement. The changes in the remeasured fair value of the contingent consideration arrangements during each reporting period, including the accretion of the discount, if applicable, are recognized in "General and administrative expense" in the statement of operations. See "Note 3—Financial Instruments and Fair Value Measurements" for a discussion of contingent consideration arrangements.
Goodwill and Indefinite-Lived Intangible Assets
Dotdash Meredith's operating segments and reporting units are Digital and Print. Angi Inc.'s Ads and Leads, Services and International are separate operating segments and reporting units. Search is an operating segment and a reporting unit. Within Emerging & Other, Mosaic Group, Care.com, Roofing, prior to its sale on November 1, 2023, Vivian Health, The Daily Beast, IAC Films, Newco (an IAC incubator) and Bluecrew, prior to its sale on November 9, 2022, are separate operating segments and reporting units. Goodwill is tested for impairment at the reporting unit level. See "Note 10—Segment Information" for additional information regarding the Company's method of determining operating and reportable segments.
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
During the third quarter of 2023 and second quarter of 2022, the Company reassessed the fair value of the Mosaic Group reporting unit (included within Emerging & Other) and recorded goodwill impairments of $9.0 million and $86.7 million, respectively, as a result of the projected reduction in future revenue and profits from the business and lower trading multiples of a selected peer group of companies.
For the Company's annual goodwill test at October 1, 2023, a qualitative assessment of the Angi Inc. Ads and Leads, Services and International reporting units and the Vivian Health reporting unit goodwill was performed because the Company concluded it was more likely than not that the fair value of these reporting units was in excess of their respective carrying values. The primary factors that the Company considered in its qualitative assessment for each of these reporting units are described below:
•The Company considered the strong forecasted operating performance, in addition to actual operating results in the current year, of the Angi Inc. Ads and Leads and Services reporting units and, based on the Company's latest valuation prepared as of October 1, 2022, the excess of the estimated fair value of each reporting unit compared to their respective carrying values.
•The Company prepared valuations of the Angi Inc. International and Vivian Health reporting units primarily in connection with the issuance and/or settlement of equity awards that are denominated in the equity of these businesses during the year ended December 31, 2023. The valuations were prepared time proximate to, however, not as of, October 1, 2023. The fair value of each of these businesses was in excess of its October 1, 2023 carrying value.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Company's annual goodwill test at October 1, 2023, the Company quantitatively tested the Dotdash Meredith Digital, Mosaic Group and Care.com reporting units. The Company's quantitative tests resulted in no impairments. The Company's remaining reporting units, Dotdash Meredith Print, Search, Roofing, The Daily Beast, IAC Films and Newco, have no goodwill as of October 1, 2023.
In the fourth quarter of 2022, a quantitative assessment was performed on the Roofing reporting unit; this test resulted in an impairment of $26.0 million due to Roofing exiting certain markets and a projected reduction in future profits from the business, which reduced its fair value.
The aggregate carrying value of goodwill for which the most recent estimate of the excess of fair value over carrying value is less than 20% is $1.6 billion.
The fair value of the Company's reporting units is determined using both an income approach based on discounted cash flows ("DCF") and a market approach when it tests goodwill for impairment, either on an interim basis or annual basis as of October 1 each year. The Company uses the same approach in determining the fair value of its businesses in connection with its non-public subsidiary denominated stock-based compensation plans, which can be a significant factor in the decision to apply the qualitative assessment rather than a quantitative test. Determining fair value using a DCF analysis requires the exercise of significant judgment with respect to several items, including the amount and timing of expected future cash flows and appropriate discount rates. The expected cash flows used in the DCF analyses are based on the Company's most recent forecast and budget and, for years beyond the budget, the Company's estimates, which are based, in part, on forecasted growth rates. The discount rates used in the DCF analyses are intended to reflect the risks inherent in the expected future cash flows of the respective reporting units. Assumptions used in the DCF analyses, including the discount rate, are assessed based on each reporting unit's current results and forecasted future performance, as well as macroeconomic and industry specific factors. The discount rates used in the quantitative tests for 2023 for determining the fair values of the Company's Dotdash Meredith Digital, Care.com and Mosaic Group reporting units were 15.5%, 16% and 16%, respectively, and were intended to reflect the risks inherent in the expected future cash flows of the respective reporting units. The discount rates used in the quantitative tests for 2022 for determining the fair values of the Company's Mosaic Group and Roofing reporting units were both 16%. Determining fair value using a market approach considers multiples of financial metrics based on both acquisitions and trading multiples of a selected peer group of companies. From the comparable companies, a representative market multiple is determined, which is applied to financial metrics to estimate the fair value of a reporting unit. To determine a peer group of companies for our respective reporting units, we considered companies relevant in terms of consumer use, monetization model, margin and growth characteristics, and brand strength operating in their respective sectors.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

While the Company has the option to qualitatively assess whether it is more likely than not that the fair values of its indefinite-lived intangible assets are less than their carrying values, the Company's policy is to determine the fair value of each of its indefinite-lived intangible assets annually as of October 1, in part, because the level of effort required to perform the quantitative and qualitative assessments is essentially equivalent. The Company determines the fair value of indefinite-lived intangible assets using an avoided royalty DCF valuation analysis. Significant judgments inherent in this analysis include the selection of appropriate royalty and discount rates and estimating the amount and timing of expected future cash flows. The discount rates used in the DCF analyses are intended to reflect the risks inherent in the expected future cash flows generated by the respective intangible assets. The royalty rates used in the DCF analyses are based upon an estimate of the royalty rates that a market participant would pay to license the Company's trade names and trademarks. The future cash flows are based on the Company's most recent forecast and budget and, for years beyond the budget, the Company's estimates, which are based, in part, on forecasted growth rates. Assumptions used in the avoided royalty DCF analyses, including the discount rate and royalty rate, are assessed annually based on the actual and projected cash flows related to the asset, as well as macroeconomic and industry specific factors. The discount rates used in the Company's annual indefinite-lived impairment assessment ranged from 15% to 17% in 2023 and 12% to 18.5% in 2022, and the royalty rates used ranged from 2% to 8% in 2023 and 1% to 8% in 2022.
During the third quarter of 2023, the Company determined that a projected reduction in future revenue related to a certain indefinite-lived trade name intangible asset in the Dotdash Meredith Digital segment was an indicator of possible impairment. Following the identification of the indicator, the Company updated its calculation of the fair value of the indefinite-lived intangible asset and recorded an impairment of $7.6 million. The discount rate used to value the trade name was 16% and the royalty rate was 8%. A quantitative assessment of this indefinite-lived trade name intangible was prepared as of October 1, 2023; this test resulted in no additional impairment as its carrying value approximates its fair value.
The October 1, 2023 annual quantitative assessment of indefinite-lived intangible assets identified an impairment of $79.9 million related to certain other indefinite-lived trade name intangible assets in the Dotdash Meredith Digital segment. The discount rate used to value these trade names was 15.5% and the royalty rate was 6%.
If the carrying value of an indefinite-lived intangible asset exceeds its estimated fair value, an impairment equal to the excess is recorded. The aggregate carrying value of indefinite-lived intangible assets for which the excess of fair value over carrying value is less than 20% is $303.7 million.
Impairment charges recorded on indefinite-lived intangible assets are included in “Amortization of intangibles” in the statement of operations.
The October 1, 2023 and 2022 annual assessments of goodwill and indefinite-lived intangible assets did not identify any further impairments. The October 1, 2021 annual assessment of goodwill and indefinite-lived intangible assets did not identify any impairments.
Long-Lived Assets
Long-lived assets, other than goodwill and indefinite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The carrying value of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying value is deemed not to be recoverable, an impairment loss is recorded equal to the amount by which the carrying value of the long-lived asset exceeds its fair value.
During the first quarter of 2023, Dotdash Meredith recorded impairment charges of $70.0 million related to certain unoccupied leased office space due to the continued decline in the commercial real estate market consisting of impairments of $44.7 million and $25.3 million of an ROU asset and related leasehold improvements, furniture and equipment, respectively.
During the third quarter of 2022, Dotdash Meredith recorded impairment charges of $21.3 million related to the consolidation of certain leased spaces following the Meredith acquisition consisting of impairments of $14.3 million and $7.0 million of an ROU asset and related leasehold improvements, furniture and equipment, respectively. See "Note 11—Dotdash Meredith Restructuring Charges, Transaction-Related Expenses and Change-in-Control Payments" for additional information.

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
Accounting for Investments in Equity Securities
The Company's equity securities, other than those of its consolidated subsidiaries and those accounted for under the equity method, are accounted for at fair value or under the measurement alternative in accordance with ASC Subtopic 321, Investments - Equity Securities, with any changes to fair value recognized in "Other income (expense), net" in the statement of operations each reporting period. Under the measurement alternative, equity investments without readily determinable fair values are carried at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar securities of the same issuer; fair value is generally determined based on a market approach as of the transaction date. A security will be considered identical or similar if it has identical or similar rights to the equity securities held by the Company. The Company reviews its investments in equity securities without readily determinable fair values for impairment each reporting period when there are qualitative factors or events that indicate possible impairment. Factors the Company considers in making this determination include negative changes in industry and market conditions, financial performance, business prospects, and other relevant events and factors. When indicators of impairment exist, the Company prepares quantitative assessments of the fair value of its investments in equity securities, which require judgment and the use of estimates. When the Company's assessment indicates that the fair value of the investment is below its carrying value, the Company writes down the investment to its fair value and records the corresponding charge in "Other income (expense), net" in the statement of operations.
During the fourth quarter of 2023, due to MGM Resorts International's ("MGM") ongoing share repurchase program, which increased the Company's ownership interest passively, the Company determined that the equity method of accounting applies and has elected to account for its investment in MGM pursuant to the fair value option.
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

•Level 3: Unobservable inputs for which there is little or no market data and require the Company to develop its own assumptions, based on the best information available in the circumstances, about the assumptions market participants would use in pricing the assets or liabilities. See "Note 3—Financial Instruments and Fair Value Measurements" for a discussion of fair value measurements made using Level 3 inputs.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Assets measured at fair value on a nonrecurring basis
The Company's non-financial assets, such as goodwill, intangible assets, ROU assets, capitalized software, equipment, buildings and leasehold improvements are adjusted to fair value only when an impairment is recognized. The Company's financial assets, comprising equity securities without readily determinable fair values, are adjusted to fair value when observable price changes are identified or an impairment is recognized. Such fair value measurements are based predominantly on Level 3 inputs. Refer to "Goodwill and Indefinite-Lived Intangible Assets" and "Long-Lived Assets" above for a description of impairment charges.
Advertising Costs
Advertising costs are expensed in the period incurred (when the advertisement first runs for production costs that are initially capitalized) and represent online marketing, including fees paid to search engines, social media sites and third parties that distribute our B2C downloadable applications, which ceased beginning in March 2021, offline marketing, which is primarily television advertising, partner-related payments to those who direct traffic to the brands within our Angi Inc. segment, and direct-mail costs for magazine subscription acquisition efforts within our Dotdash Meredith segment. Advertising expense is $858.1 million, $1.0 billion and $877.0 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Legal Costs
Legal costs, other than certain costs incurred to obtain financing, are expensed as incurred.
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
Pensions and Postretirement Benefits
In connection with the acquisition of Meredith, the Company assumed the obligations under its pension plans. Pension benefits for the domestic plans are generally based on formulas that reflect pay credits allocated to participants’ accounts based on years of benefit service and annual pensionable earnings. The domestic plans are frozen with respect to new participants and the qualified plan was terminated effective December 31, 2022, and therefore, has no service costs. There are no active participants in the international plans so there are no service costs.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company utilizes a mark-to-market approach to account for pension and postretirement benefits. Under this approach, the Company recognizes changes in the fair value of plan assets and actuarial gains or losses in the fourth quarter of each fiscal year or whenever a plan is required to be remeasured. Events requiring a plan remeasurement are recognized in the quarter in which the remeasurement event occurs. The remaining components of pension and other postretirement plan net periodic benefit cost (credit) are recorded on a quarterly basis.
The discount rates utilized for the domestic plans and unqualified (unfunded) United Kingdom ("U.K.") plan were based on the investment yields of high-quality corporate bonds available in the marketplace with maturities equal to projected cash flows of future benefit payments as of the measurement date. The discount rate for the IPC Plan is an effective insurance settlement rate, using the estimated discount rates inherent in the annuity contracts at each measurement date. The annuity contracts are further described in "Note 13—Pension and Postretirement Benefit Plans."
The Company does not expect future contributions to be made into these plans as a result of the annuity contract entered into with a private limited life insurance company related to the IPC Plan and the determination to freeze and terminate the qualified domestic pension plan. The Company's non-qualified plans are funded as payments, which can include the purchase of annuity contracts, are made. In addition, the Company provides health care and life insurance benefits for certain employees upon their retirement, the expected costs of which are accrued over the periods that the employees render services and are funded as claims are paid. See "Note 13—Pension and Postretirement Benefit Plans" for additional information.
Earnings Per Share
Basic net earnings (loss) per share ("EPS") is computed by dividing net earnings (loss) attributable to holders of IAC common stock and Class B common stock by the weighted-average number of shares of common stock and Class B common stock outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vested resulting in the issuance of common stock that could share in the earnings of the Company. Undistributed earnings allocated to the participating security is subtracted from earnings in determining earnings attributable to holders of IAC common stock and Class B common stock for EPS. See "Note 15—Earnings (Loss) Per Share" for additional information on dilutive securities.
Foreign Currency Translation and Transaction Gains and Losses
The financial position and operating results of foreign entities whose primary economic environment is based on their local currency are consolidated using the local currency as the functional currency. These local currency assets and liabilities are translated at the rates of exchange as of the balance sheet date, and local currency revenue and expenses of these operations are translated at average rates of exchange during the period. Translation gains and losses are included in "Accumulated other comprehensive (loss) income" as a component of shareholders' equity. Transaction gains and losses resulting from assets and liabilities denominated in a currency other than the functional currency are included in the statement of operations as a component of "Other income (expense), net." See "Note 16—Financial Statement Details" for additional information regarding foreign currency exchange gains and losses.
Translation gains and losses relating to foreign entities that are liquidated or substantially liquidated are reclassified out of accumulated other comprehensive (loss) income into earnings. During the years ended December 31, 2022 and 2021, losses of less than $0.1 million and $10.0 million, respectively, were reclassified into earnings and included in "Other income (expense), net" in the statement of operations. During the year ended December 31, 2023, no gains or losses were reclassified into earnings.
Stock-Based Compensation
Stock-based compensation is measured at the grant date based on the fair value of the award and is generally expensed over the requisite service period. See "Note 12—Stock-Based Compensation" for a discussion of the Company's stock-based compensation plans.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Redeemable Noncontrolling Interests
Noncontrolling interests in the subsidiaries of the Company are ordinarily reported on the balance sheet within shareholders' equity, separately from the Company's equity. However, securities that are redeemable at the option of the holder and not solely within the control of the issuer must be classified outside of shareholders' equity. Accordingly, all noncontrolling interests that are redeemable at the option of the holder are presented outside of shareholders' equity in the balance sheet.
In connection with the acquisition of certain subsidiaries, management of these businesses has retained an ownership interest. The Company is party to fair value put and call arrangements with respect to these interests. These put and call arrangements allow management of these businesses to require the Company to purchase their interests or allow the Company to acquire such interests at fair value, respectively. The put arrangements do not meet the definition of a derivative instrument as the put agreements do not provide for net settlement. These put and call arrangements become exercisable by the Company and the counterparty at various dates in the future. There were no arrangements exercised during the years ended December 31, 2023 and 2022. Two of these arrangements were exercised during the year ended December 31, 2021. These put arrangements are exercisable by the counterparty outside the control of the Company. Accordingly, to the extent that the redemption amount of these interests exceeds the value determined by normal noncontrolling interest accounting, the value of such interests is adjusted to the redemption amount with a corresponding adjustment to additional paid-in capital. During the years ended December 31, 2023, 2022 and 2021, the Company recorded adjustments of $7.6 million, $24.2 million and $777.7 million, respectively (of which $777.3 million was related to Vimeo during 2021), to increase these interests to their redemption amounts. Adjustments to these interests require high levels of judgment and are based on various valuation techniques, including market comparables and discounted cash flow projections.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Recent Accounting Pronouncements
Recent Accounting Pronouncements Adopted by the Company
There were no recently issued accounting pronouncements adopted by the Company during the year ended December 31, 2023.
Recent Accounting Pronouncements Not Yet Adopted by the Company
ASU 2023-07—Segment Reporting (Topic 280)—Improvements to Reportable Segment Disclosures
In November 2023, the FASB issued Accounting Standards Update ("ASU") No. 2023-07, which is intended to provide users of financial statements with more decision-useful information about reportable segments of a public business entity, primarily through enhanced disclosures of significant segment expenses. This ASU requires annual and interim disclosures of significant expenses that are regularly provided to the chief operating decision maker ("CODM") and included within each reported measure of segment profit or loss and an amount and description of its composition of other segment items. The provisions of this ASU also require entities to include all annual disclosures required by Topic 280 in the interim periods and permits entities to include multiple measures of a segment's profit or loss if such measures are used by the CODM to assess segment performance and determine allocation of resources, provided that at least one of those measures is determined in a way that is consistent with the measurement principles under GAAP. The amendments in ASU 2023-07 apply retrospectively and is effective for fiscal years beginning after December 15, 2023 and interim periods after December 15, 2024. Early adoption is permitted. The Company does not plan to early adopt and is currently assessing the impact of adopting the updated guidance on the financial statements.
ASU 2023-09—Income Taxes (Topic 740)—Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU No. 2023-09, which establishes required categories and a quantitative threshold to the annual tabular rate reconciliation disclosure and disaggregated jurisdictional disclosures of income taxes paid. The guidance's annual requirements are effective for the Company beginning with the December 31, 2025 reporting period. Early adoption is permitted and prospective disclosure should be applied, however, retrospective disclosure is permitted. The Company is currently assessing the pronouncement and its impact on its income tax disclosures, but it does not impact the Company's results of operations, financial condition or cash flows.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
Marketable Securities
At December 31, 2023 and 2022, the fair value of marketable securities are as follows:

	December 31,
	2023	2022
	(In thousands)
Marketable equity securities	$—	$4,317
Available for sale marketable debt securities	148,998	235,056
Total marketable securities	$148,998	$239,373
Marketable securities are carried at fair value. The Company has no investments in marketable equity securities, following the change in classification of its investment in MGM to an equity method investment in the fourth quarter of 2023, described below. At December 31, 2022, the Company had two investments in marketable equity securities, other than its investment in MGM, including one investment that was fully impaired in the first quarter of 2023 due to the investee declaring bankruptcy and another investment that was sold in the third quarter of 2023. The Company recorded net unrealized pre-tax losses of $0.3 million and $20.3 million for these investments during the years ended December 31, 2023 and 2022, respectively. The unrealized pre-tax losses related to these investments are included in "Other income (expense), net" in the statement of operations.
At December 31, 2023 and 2022, current available-for-sale marketable debt securities are as follows:

	December 31, 2023				December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Treasury discount notes	$148,971	$27	$—	$148,998	$234,987	$75	$(6)	$235,056
Total available-for-sale marketable debt securities	$148,971	$27	$—	$148,998	$234,987	$75	$(6)	$235,056
The contractual maturities of debt securities classified as current available-for-sale at December 31, 2023 and 2022 were within one year. There were no investments in available-for-sale marketable debt securities that had been in a continuous unrealized loss position for longer than twelve months at December 31, 2023 and 2022.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Investment in MGM Resorts International

	December 31,
	2023	2022
	(In thousands)
Investment in MGM Resorts International	$2,891,850	$2,170,182
At December 31, 2023, the Company owns 64.7 million common shares of MGM, including a total of 5.7 million common shares purchased in the first and third quarters of 2022 for $244.3 million. Based on the number of MGM common shares outstanding at December 31, 2023, the Company owns 19.8% of MGM. During the fourth quarter of 2023, due to MGM's ongoing share repurchase program, which increased the Company's ownership interest passively, the Company determined that the equity method of accounting applies and has elected to account for its investment in MGM pursuant to the fair value option. Prior to the fourth quarter of 2023, the Company's investment in MGM was accounted for as an equity security with a readily determinable fair value, with changes in fair value recognized through income each period. Since the Company has always marked its investment in MGM to fair value through income each period the election of the fair value option will result in no change to the historical accounting for this investment. The fair value of the investment in MGM is remeasured each reporting period based upon MGM's closing stock price on the New York Stock Exchange on the last trading day in the reporting period and any unrealized pre-tax gains or losses are included in the statement of operations. For the years ended December 31, 2023, 2022 and 2021, the Company recognized unrealized pre-tax gains (losses) of $721.7 million, $(723.5) million and $789.3 million, respectively on its investment in MGM. The cumulative unrealized net pre-tax gain through December 31, 2023 is $1.6 billion. A $2.00 increase or decrease in the share price of MGM would result in an unrealized gain or loss, respectively, of $129.4 million. At February 9, 2024, the fair value of the Company's investment in MGM was $3.0 billion.
The following tables present MGM's summarized financial information as of December 31, 2023 and for the period October 1, 2023 through December 31, 2023, which is the period during which the Company determined that the equity method of accounting applies. As noted above, the Company has elected the fair value measurement alternative for its investment in MGM. As a result, the value of our investment and the financial impacts in any given period are not necessarily correlated with the balance sheet and income statement information presented below.

December 31, 2023
(In thousands)
Current assets	$4,910,593
Non-current assets	$37,457,955
Current liabilities	$3,126,068
Non-current liabilities	$34,874,979
Redeemable noncontrolling interests	$33,356
Noncontrolling interests	$522,975

October 1, 2023 through December 31, 2023
(In thousands)
Revenues	$4,375,563
Expenses	$3,962,796
Net income	$379,612
Net income attributable to MGM	$313,460

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Long-term Investments
Long-term investments consist of:

	December 31,
	2023	2022
	(In thousands)
Equity securities without readily determinable fair values	$404,848	$323,530
Other	6,368	2,191
Total long-term investments	$411,216	$325,721
In April 2023, the Company purchased additional preferred shares of Turo Inc. ("Turo"), a peer-to-peer car sharing marketplace, for $103.6 million, which is accounted for as an equity security without a readily determinable fair value, as the preferred shares are not common stock equivalents.
Equity Securities without Readily Determinable Fair Values
The following table presents a summary of unrealized pre-tax gains and losses recorded in "Other income (expense), net" in the statement of operations as adjustments to the carrying value of equity securities without readily determinable fair values held at December 31, 2023 and 2022.

	Years Ended December 31,
	2023	2022
	(In thousands)
Upward adjustments (gross unrealized pre-tax gains)	$2,227	$8,245
Downward adjustments including impairments (gross unrealized pre-tax losses)	(22,463)	(97,382)
Total	$(20,236)	$(89,137)
The cumulative upward and downward adjustments (including impairments) to the carrying value of equity securities without readily determinable fair values held at December 31, 2023 were $37.8 million and $(126.1) million, respectively.
Realized and unrealized pre-tax gains and losses for the Company's investments without readily determinable fair values for the years ended December 31, 2023, 2022 and 2021 are as follows:

	Years Ended December 31,
	2023	2022	2021
	(In thousands)
Realized pre-tax gains, net, for equity securities sold	$89	$12,434	$5,773
Unrealized pre-tax (losses) gains, net, on equity securities held	(20,236)	(89,137)	8,892
Total pre-tax (losses) gains, net recognized	$(20,147)	$(76,703)	$14,665
All pre-tax gains and losses on equity securities without readily determinable fair values, realized and unrealized, are recognized in "Other income (expense), net" in the statement of operations.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value Measurements
The following tables present the Company's financial instruments that are measured at fair value on a recurring basis:

	December 31, 2023
	Quoted Market Prices for Identical Assets in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$910,849	$—	$—	$910,849
Treasury discount notes	—	87,251	—	87,251
Time deposits	—	19,497	—	19,497
Marketable securities:
Treasury discount notes	—	148,998	—	148,998
Investment in MGM	2,891,851	—	—	2,891,851
Other non-current assets:
Warrant	—	—	49,631	49,631
Total	$3,802,700	$255,746	$49,631	$4,108,077

Liabilities:
Interest rate swaps(a)	$—	$(907)	$—	$(907)
_____________________
(a)    Interest rate swaps relate to the $350 million notional amount entered into to hedge Dotdash Meredith's Term Loan B and are included in "Other long-term liabilities" in the balance sheet. See “Note 2—Summary of Significant Accounting Policies” and "Note 7—Long-term Debt" for additional information. The fair value of interest rate swaps was determined using discounted cash flows derived from observable market prices, including swap curves, which are Level 2 inputs.

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
The following table presents the changes in the Company's financial instruments that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Years Ended December 31,
	2023	2022
	Warrant	Warrant	Contingent Consideration Arrangements
	(In thousands)
Balance at January 1	$46,799	$109,294	$(612)
Total net gains (losses):
Fair value adjustments included in earnings	2,832	(62,495)	612
Balance at December 31	$49,631	$46,799	$—
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
Contingent Consideration Arrangements
At December 31, 2023 and 2022, the Company has no contingent consideration arrangements outstanding. In connection with the Meredith acquisition on December 1, 2021, the Company assumed a contingent consideration arrangement liability of $0.6 million, which was written off during the first quarter of 2022 due to a change in estimate of the liability related to this arrangement. During the third quarter of 2021, the Company recorded a $15.0 million loss related to one contingent consideration arrangement, which was subsequently paid during the fourth quarter of 2021.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Financial instruments measured at fair value only for disclosure purposes
The total fair value of the outstanding long-term debt, including the current portion, is estimated using observable market prices or indices for similar liabilities, which are Level 2 inputs, and was approximately $2.0 billion and $1.7 billion at December 31, 2023 and 2022, respectively.
NOTE 4—BUSINESS COMBINATION
On December 1, 2021, Dotdash acquired Meredith under the terms of an agreement (the "Merger Agreement") dated as of October 6, 2021, for a total purchase price of $2.7 billion, which includes cash consideration to settle all outstanding vested equity awards and deferred compensation. At the effective time of the merger, each outstanding share of common stock of Meredith (other than certain excluded shares) was converted into the right to receive $42.18 in cash. Pursuant to the Merger Agreement, Meredith equity awards were cancelled, and in exchange each holder received such holder’s portion of the merger consideration as set forth in the Merger Agreement, less the per share exercise price in the case of stock options. The acquisition was accounted for as a business combination under the acquisition method of accounting. The purchase accounting for the Meredith acquisition was completed during the fourth quarter of 2022.
Unaudited pro forma financial information
The unaudited pro forma financial information in the table below presents the results of the Company and Meredith, as if this acquisition had occurred on January 1, 2020. The unaudited pro forma financial information includes adjustments required under the acquisition method of accounting and is presented for informational purposes only and is not necessarily indicative of the results that would have been achieved had this acquisition occurred on January 1, 2020. For the year ended December 31, 2021, pro forma adjustments include an increase in amortization expense of $135.9 million, related to intangible asset adjustments in purchase accounting. To present transaction-related costs in the beginning of the earliest comparative period presented, pro forma adjustments include a reduction in transaction-related costs of $130.8 million for the year ended December 31, 2021.

Year Ended December 31,
2021
(In thousands, except per share data)
Revenue	$5,599,334
Net earnings from continuing operations	$650,189
Basic earnings per share from continuing operations	$7.39
Diluted earnings per share from continuing operations	$6.95
Net earnings attributable to IAC shareholders	$656,920
Basic earnings per share attributable to IAC shareholders	$7.36
Diluted earnings per share attributable to IAC shareholders	$6.93
NOTE 5—GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets, net are as follows:

	December 31,
	2023	2022
	(In thousands)
Goodwill	$3,024,266	$3,030,168
Intangible assets with indefinite lives	544,228	631,097
Intangible assets with definite lives, net of accumulated amortization	330,477	538,944
Total goodwill and intangible assets, net	$3,898,971	$4,200,209

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the balance of goodwill by reportable segment, including the changes in the carrying value of goodwill and accumulated impairment losses, for the year ended December 31, 2023:

	Balance at December 31, 2022	Impairment	Foreign Exchange Translation	Balance at December 31, 2023	Accumulated Impairment Losses at December 31, 2023
	(In thousands)
Dotdash Meredith
Digital	$1,497,642	$—	$—	$1,497,642	$(198,329)
Total Dotdash Meredith	1,497,642	—	—	1,497,642	(198,329)

Angi Inc.
Ads and Leads	761,571	—	—	761,571	—
Services	51,095	—	—	51,095	—
International	70,619	—	3,098	73,717	—
Total Angi Inc.	883,285	—	3,098	886,383	—

Emerging & Other	649,241	(9,000)	—	640,241	(95,748)
Search	—	—	—	—	(981,308)
Total	$3,030,168	$(9,000)	$3,098	$3,024,266	$(1,275,385)
During the third quarter of 2023, the Company reassessed the fair value of the Mosaic Group reporting unit (included within Emerging & Other) and recorded a goodwill impairment of $9.0 million. The accumulated impairment losses at December 31, 2023 within Emerging & Other is attributable to Mosaic Group. See “Note 2—Summary of Significant Accounting Policies” for further discussion of the Company’s assessments of impairment of goodwill. As a result of impairments previously recorded, the Search reportable segment has no goodwill.
The following table presents the balance of goodwill by reportable segment, including the changes in the carrying value of goodwill and accumulated impairment losses, for the year ended December 31, 2022:

	Balance at December 31, 2021	Deductions	Reporting Unit Allocation Adjustment	Impairment	Foreign Exchange Translation	Balance at December 31, 2022	Accumulated Impairment Losses at December 31, 2022
	(In thousands)
Dotdash Meredith
Digital	$1,567,843	$(70,201)	$—	$—	$—	$1,497,642	$(198,329)
Total Dotdash Meredith	1,567,843	(70,201)	—	—	—	1,497,642	(198,329)

Angi Inc.
Angi Inc.	916,375	(816)	(903,469)	—	(12,090)	—	—
Ads and Leads	—	—	761,571	—	—	761,571	—
Services	—	—	51,095	—	—	51,095	—
International	—	—	64,798	—	5,821	70,619	—
Total Angi Inc.	916,375	(816)	(26,005)	—	(6,269)	883,285	—

Emerging & Other	742,392	(6,403)	26,005	(112,753)	—	649,241	(112,753)
Search	—	—	—	—	—	—	(981,308)
Total	$3,226,610	$(77,420)	$—	$(112,753)	$(6,269)	$3,030,168	$(1,292,390)

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In the fourth quarter of 2022, the Angi Inc. segment presentation was changed to reflect its then four operating segments, which included (i) Ads and Leads, (ii) Services, (iii) Roofing and (iv) International (includes Europe and Canada). Goodwill was allocated to reflect the new segment presentation. The allocation of goodwill to Roofing and Canada reflected their respective historical carrying values because of the lack of operational integration with Angi North America; the allocation of the remaining goodwill to Ads and Leads and Services was based upon their relative fair values as of October 1, 2022. Roofing was sold on November 1, 2023 and prior periods have been recast to reflect Roofing within Emerging & Other, as described in “Note 1—Organization.”
Deductions at Dotdash Meredith are primarily due to adjustments to the fair values of certain assets acquired and liabilities assumed related to Meredith, acquired by Dotdash on December 1, 2021, and the sale of a business at Dotdash Meredith. Deductions at Emerging & Other are due to the sales of Bluecrew and the Daily Burn business at Mosaic Group, as well as working capital adjustments recorded in the second quarter of 2022 related to Total Home Roofing, which comprises the Roofing reporting unit included within Emerging & Other, acquired on July 1, 2021. During 2022, the Company reassessed the fair values of the Mosaic Group and Roofing reporting units and recorded goodwill impairments of $86.7 million and $26.0 million, respectively, which comprise the accumulated impairment losses at December 31, 2022 within Emerging & Other. As a result of impairments previously recorded, the Search reportable segment has no goodwill.
See “Note 2—Summary of Significant Accounting Policies” for further discussion of the Company’s assessments of impairment of goodwill and indefinite-lived intangible assets.
At December 31, 2023 and 2022, intangible assets with definite lives are as follows:

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-Average Useful Life
	(In thousands)			(Years)
Advertiser relationships	$297,000	$(154,819)	$142,181	5.0
Technology	198,344	(196,816)	1,528	3.5
Licensee relationships	171,000	(85,496)	85,504	4.9
Trade names	120,759	(55,541)	65,218	9.2
Content	104,939	(88,845)	16,094	2.9
Customer lists and user base	68,661	(48,721)	19,940	6.4
Service professional relationships	6,419	(6,407)	12	2.7
Total	$967,122	$(636,645)	$330,477	5.1

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-Average Useful Life
	(In thousands)			(Years)
Advertiser relationships	$297,000	$(87,199)	$209,801	5.0
Technology	198,224	(171,660)	26,564	3.5
Licensee relationships	171,000	(45,152)	125,848	4.9
Trade names	120,711	(37,677)	83,034	9.2
Content	106,639	(61,407)	45,232	2.9
Customer lists and user base	68,575	(41,868)	26,707	6.4
Service professional relationships	97,658	(97,537)	121	3.0
Subscriber relationships	61,200	(39,563)	21,637	1.9
Total	$1,121,007	$(582,063)	$538,944	4.7
The decreases in the gross carrying amount and accumulated amortization of intangibles assets from December 31, 2022 were due primarily to the retirement of certain fully amortized service professional relationships at Angi Ads and Leads and subscriber relationships at Dotdash Meredith Print of $90.5 million and $61.2 million, respectively, as these assets are no longer in use.
At December 31, 2023, amortization of intangible assets with definite lives for each of the next five years and thereafter is estimated to be as follows:

Years Ending December 31,	(In thousands)
2024	$133,662
2025	84,475
2026	69,057
2027	15,142
2028	5,519
Thereafter	22,622
Total	$330,477
NOTE 6—LEASES
The Company primarily leases office space used in connection with its operations under various operating leases, the majority of which contain escalation clauses.
ROU assets represent the Company’s right to use the underlying assets for the lease term and lease liabilities represent the present value of the Company’s obligation to make payments arising from these leases. ROU assets and related lease liabilities are based on the present value of fixed lease payments over the lease term using the Company's and certain of its subsidiaries' respective incremental borrowing rates on the lease commencement date, the date of acquisition for any leases acquired in connection with a business combination or January 1, 2019, the date ASC Topic 842, Leases ("ASC 842") was adopted, for leases that commenced prior to that date. The Company combines the lease and non-lease components of lease payments in determining ROU assets and related lease liabilities. If the lease includes one or more options to extend the term of the lease, the renewal option is considered in the lease term if it is reasonably certain the Company will exercise the option(s). Lease expense is recognized on a straight-line basis over the term of the lease. As permitted by ASC 842, leases with an initial term of twelve months or less ("short-term leases") are not recorded on the balance sheet.
Variable lease payments consist primarily of common area maintenance, utilities and taxes, which are not included in the recognition of ROU assets and related lease liabilities. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the balances of ROU assets and lease liabilities within the balance sheet:

		December 31,
Leases	Balance Sheet Classification	2023	2022
		(In thousands)
Assets:
ROU assets	Other non-current assets	$299,597	$428,160

Liabilities:
Current lease liabilities	Accrued expenses and other current liabilities	$68,126	$67,192
Long-term lease liabilities	Other long-term liabilities	401,118	518,851
Total lease liabilities		$469,244	$586,043
The following table presents the net lease expense within the statement of operations:

		Years Ended December 31,
Lease Expense	Statement of Operations Classification	2023	2022	2021
		(In thousands)
Fixed lease expense	Cost of revenue	$708	$1,283	$1,707
Fixed lease expense	Selling and marketing expense	2,362	6,229	9,443
Fixed lease expense	General and administrative expense	110,177	61,886	31,165
Fixed lease expense	Product development expense	658	999	1,756
Total fixed lease expense(a)		113,905	70,397	44,071
Variable lease expense	Selling and marketing expense	79	199	1,087
Variable lease expense	General and administrative expense	19,610	16,406	8,176
Variable lease expense	Product development expense	157	89	639
Total variable lease expense		19,846	16,694	9,902
Net lease expense		$133,751	$87,091	$53,973
_____________________
(a) Includes (i) lease impairment charges of $48.9 million, $2.3 million and $10.5 million, (ii) short-term lease expense of $1.6 million, $4.0 million and $1.4 million, (iii) sublease income of $15.2 million, $17.1 million and $6.7 million and (iv) (losses) gains on termination of leases of $(0.2) million, $3.3 million and $(0.1) million for the years ended December 31, 2023, 2022 and 2021, respectively. Impairment charges related to ROU assets are included in "General and administrative expense" in the statement of operations. Impairment charges during the year ended December 31, 2023 include $44.7 million related to certain unoccupied leased office space at Dotdash Meredith due to the continued decline in the commercial real estate market. During the year ended December 31, 2022, the Company also recorded $14.3 million of impairment charges related to the consolidation of certain leased spaces following the Meredith acquisition, which is included in "General and administration expense" in the statement of operations as a restructuring charge. See "Note 2—Summary of Significant Accounting Policies" and "Note 11—Dotdash Meredith Restructuring Charges, Transaction-Related Expenses and Change-in-Control Payments" for additional information on impairment and restructuring charges, respectively.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Maturities of lease liabilities at December 31, 2023(b) are summarized below:

Years Ending December 31,	(In thousands)
2024	$89,626
2025	81,500
2026	76,461
2027	63,097
2028	59,013
Thereafter	194,120
Total	563,817
Less: Interest	94,573
Present value of lease liabilities	$469,244
_____________________
(b) At December 31, 2023 there were no legally binding minimum lease payments for leases signed but not yet commenced.
The following are the weighted average assumptions used for lease term and discount rate:

	December 31,
	2023	2022
Remaining lease term	7.5 years	11.4 years
Discount rate	5.07%	5.22%
The following is the supplemental cash flow information:

	Years Ended December 31,
	2023	2022	2021
	(In thousands)
ROU assets obtained in exchange for lease liabilities (c)	$7,545	$9,608	$421,153
Derecognition of ROU assets due to termination or modification	$(34,809)	$(4,612)	$(1,854)
Cash paid for amounts included in the measurement of lease liabilities	$100,328	$93,864	$44,659
_____________________
(c) December 31, 2021 includes $416.6 million of ROU assets acquired related to Meredith as of the date of acquisition. The related lease liabilities acquired were $437.7 million.
In addition, purchase accounting adjustments related to the acquisition of Meredith were completed during the year ended December 31, 2022 and ROU assets were adjusted downward by $4.3 million and lease liabilities were adjusted upward by $7.1 million.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—LONG-TERM DEBT
Long-term debt consists of:

	December 31,
	2023	2022
	(In thousands)
Dotdash Meredith Debt
Dotdash Meredith Term Loan A ("Dotdash Meredith Term Loan A") due December 1, 2026	$315,000	$332,500
Dotdash Meredith Term Loan B ("Dotdash Meredith Term Loan B") due December 1, 2028	1,225,000	1,237,500
Total Dotdash Meredith long-term debt	1,540,000	1,570,000
Less: current portion of Dotdash Meredith long-term debt	30,000	30,000
Less: original issue discount	4,470	5,310
Less: unamortized debt issuance costs	8,423	10,215
Total Dotdash Meredith long-term debt, net	1,497,107	1,524,475

ANGI Group Debt
3.875% ANGI Group Senior Notes due August 15, 2028 ("ANGI Group Senior Notes"); interest payable each February 15 and August 15	500,000	500,000
Less: unamortized debt issuance costs	3,953	4,716
Total ANGI Group long-term debt, net	496,047	495,284

Total long-term debt, net	$1,993,154	$2,019,759
Dotdash Meredith Term Loans and Dotdash Meredith Revolving Facility
On December 1, 2021, Dotdash Meredith entered into a credit agreement ("Dotdash Meredith Credit Agreement"), which provides for (i) the five-year $350 million Dotdash Meredith Term Loan A, (ii) the seven-year $1.25 billion Dotdash Meredith Term Loan B (and together with the Dotdash Meredith Term Loan A, the "Dotdash Meredith Term Loans") and (iii) a five-year $150 million revolving credit facility ("Dotdash Meredith Revolving Facility"). The Dotdash Meredith Term Loan A bears interest at Adjusted Term SOFR as defined in the Dotdash Meredith Credit Agreement plus an applicable margin depending on Dotdash Meredith's most recently reported consolidated net leverage ratio, as defined in the Dotdash Meredith Credit Agreement. The adjustment to the secured overnight financing rate is fixed at 0.10% for the Dotdash Meredith Term Loan A. The Dotdash Meredith Term Loan B has a varying adjustment of 0.10%, 0.15% or 0.25% based upon the duration of the borrowing period. At December 31, 2023 and 2022, the Dotdash Meredith Term Loan A bore interest at Adjusted Term SOFR plus 2.25%, or 7.69% and 5.91%, respectively, and the Dotdash Meredith Term Loan B bore interest at Adjusted Term SOFR, subject to a minimum of 0.50%, plus 4.00%, or 9.44% and 8.22%, respectively. Interest payments are due at least quarterly through the terms of the Dotdash Meredith Term Loans.

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
The interest rate swaps are expected to be highly effective. See "Note 9—Accumulated Other Comprehensive (Loss) Income" for the net unrealized gains before reclassifications in "Accumulated other comprehensive loss" and realized gains reclassified into “Interest expense” for the year ended December 31, 2023. At December 31, 2023, approximately $3.0 million is expected to be reclassified into interest expense within the next twelve months as realized gains. The related liability of $0.9 million is included in “Other long-term liabilities” in the balance sheet at December 31, 2023.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Dotdash Meredith Term Loan A requires quarterly principal payments of approximately $4.4 million through December 31, 2024, $8.8 million through December 31, 2025 and approximately $13.1 million thereafter through maturity. The Dotdash Meredith Term Loan B requires quarterly payments of $3.1 million through maturity. The Dotdash Meredith Term Loan B may require additional annual principal payments as part of an excess cash flow sweep provision, the amount of which, in part, is governed by the applicable net leverage ratio and further subject to the excess cash flow exceeding $80.0 million as defined in the Dotdash Meredith Credit Agreement. No such payment is currently expected related to the period ended December 31, 2023 and no such payment was required related to the period ended December 31, 2022.
There were no outstanding borrowings under the Dotdash Meredith Revolving Facility at December 31, 2023 and 2022. The annual commitment fee on undrawn funds is based on Dotdash Meredith's consolidated net leverage ratio, as defined in the Dotdash Meredith Credit Agreement, most recently reported and was 40 basis points at both December 31, 2023 and 2022. Any borrowings under the Dotdash Meredith Revolving Facility would bear interest, at Dotdash Meredith's option, at either a base rate or Adjusted Term SOFR, plus an applicable margin, which is based on Dotdash Meredith's consolidated net leverage ratio.
As of the last day of any calendar quarter, if either (i) $1.00 or more of loans under the Dotdash Meredith Revolving Facility or Dotdash Meredith Term Loan A are outstanding, or (ii) the outstanding face amount of undrawn letters of credit, other than cash collateralized letters of credit at 102% of face value, exceeds $25 million, subject to certain increases for qualifying material acquisitions, then Dotdash Meredith will not permit the consolidated net leverage ratio, which permits netting of up to $250 million in cash and cash equivalents, as of the last day of such quarter to exceed 5.5 to 1.0. The Dotdash Meredith Credit Agreement also contains covenants that would limit Dotdash Meredith’s ability to pay dividends, incur incremental secured indebtedness, or make distributions or certain investments in the event a default has occurred or if Dotdash Meredith’s consolidated net leverage ratio exceeds 4.0 to 1.0, subject to certain available amounts as defined in the Dotdash Meredith Credit Agreement. This ratio was exceeded for both test periods ended December 31, 2023 and 2022. The Dotdash Meredith Credit Agreement also permits the Company to, among other things, contribute cash to Dotdash Meredith which will provide additional liquidity to ensure that Dotdash Meredith does not exceed certain consolidated net leverage ratios for any test period, as further defined in the Dotdash Meredith Credit Agreement. In connection with these capital contributions, Dotdash Meredith may make distributions to the Company in amounts not more than any such capital contributions, provided that no default has occurred and is continuing. Such capital contributions and subsequent distributions impact the consolidated net leverage ratios of Dotdash Meredith. During the year ended December 31, 2023, the Company contributed $510.0 million to Dotdash Meredith and Dotdash Meredith subsequently distributed back to the Company $405.0 million during the year ended December 31, 2023 and $105.0 million in January 2024.
The obligations under the Dotdash Meredith Credit Agreement are guaranteed by certain of Dotdash Meredith's wholly-owned subsidiaries, and are secured by substantially all of the assets of Dotdash Meredith and certain of its subsidiaries.
ANGI Group Debt
ANGI Group, LLC ("ANGI Group") a direct wholly-owned subsidiary of Angi Inc., issued the ANGI Group Senior Notes on August 20, 2020. These notes may be redeemed at the redemption prices set forth below, plus accrued and unpaid interest thereon, if any, to the applicable redemption date, if redeemed during the twelve-month period beginning on August 15 of the years indicated below:

Year	Percentage
2023	101.938%
2024	100.969%
2025 and thereafter	100.000%
The indenture governing the ANGI Group Senior Notes contains a covenant that would limit ANGI Group’s ability to incur liens for borrowed money in the event a default has occurred or ANGI Group’s secured leverage ratio exceeds 3.75 to 1.0 provided that ANGI Group is permitted to incur such liens under certain permitted credit facilities indebtedness notwithstanding the ratio, all as defined in the indenture. At December 31, 2023, there were no limitations pursuant thereto.

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
Long-term Debt Maturities:
Long-term debt maturities at December 31, 2023 are summarized in the table below:

Years Ending December 31,	(In thousands)
2024	$30,000
2025	47,500
2026	275,000
2027	12,500
2028	1,675,000
Total	2,040,000
Less: current portion of long-term debt	30,000
Less: unamortized original issue discount	4,470
Less: unamortized debt issuance costs	12,376
Total long-term debt, net	$1,993,154
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

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Common Stock Repurchases
On June 30, 2020, the Board of Directors of the Company authorized repurchases up to 8.0 million shares of common stock. During the years ended December 31, 2023 and 2022, IAC repurchased 3.2 million and 1.1 million shares of its common stock, on a trade date basis, at an average price of $51.00 and $77.44 per share, or $165.6 million and $85.3 million in aggregate, respectively. The Company did not repurchase any of its common stock during the year ended December 31, 2021. At December 31, 2023, the Company has 3.7 million shares remaining in its share repurchase authorization.
NOTE 9—ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
The following tables present the components of accumulated other comprehensive (loss) income, net of income tax.

	Year Ended December 31, 2023
	Foreign Currency Translation Adjustment	Unrealized Losses On Interest Rate Swaps	Unrealized Gains (Losses) On Available-For-Sale Marketable Debt Securities	Accumulated Other Comprehensive (Loss) Income
	(In thousands)
Balance at January 1	$(13,186)	$—	$53	$(13,133)
Other comprehensive income (loss) before reclassifications	2,915	2,958	(33)	5,840
Amounts reclassified to earnings	—	(3,654)	—	(3,654)
Net current period other comprehensive income (loss)	2,915	(696)	(33)	2,186
Accumulated other comprehensive loss allocated to noncontrolling interests during the period	5	—	—	5
Balance at December 31	$(10,266)	$(696)	$20	$(10,942)

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31, 2022
	Foreign Currency Translation Adjustment	Unrealized Gains On Available-For-Sale Marketable Debt Securities	Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance at January 1	$4,397	$—	$4,397
Other comprehensive (loss) income before reclassifications	(17,636)	53	(17,583)
Amounts reclassified to earnings	42	—	42
Net current period other comprehensive (loss) income	(17,594)	53	(17,541)
Accumulated other comprehensive loss allocated to noncontrolling interests during the period	11	—	11
Balance at December 31	$(13,186)	$53	$(13,133)

	Year Ended December 31, 2021
	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) On Available-For-Sale Marketable Debt Securities	Accumulated Other Comprehensive (Loss) Income
	(In thousands)
Balance at January 1	$(6,172)	$2	$(6,170)
Other comprehensive income (loss) before reclassifications	527	(2)	525
Amounts reclassified to earnings	10,032	—	10,032
Net current period other comprehensive income (loss)	10,559	(2)	10,557
Accumulated other comprehensive loss allocated to noncontrolling interests during the period	10	—	10
Balance at December 31	$4,397	$—	$4,397
The amounts reclassified out of foreign currency translation adjustment into earnings for the years ended December 31, 2022 and 2021 relate to the substantial liquidation of certain international subsidiaries.
At December 31, 2023, there was $0.2 million of deferred income tax benefit related to unrealized losses on interest rate swaps. At December 31, 2023 and 2022, there was less than $0.1 million of deferred income tax provision related to net unrealized gains on available-for-sale marketable debt securities. At December 31, 2021, there was no income tax benefit or provision on the accumulated other comprehensive (loss) income.
NOTE 10—SEGMENT INFORMATION
The overall concept that the Company employs in determining its operating segments is to present the financial information in a manner consistent with the CODM's view of the businesses. In addition, we consider how the businesses are organized as to segment management and the focus of the businesses with regards to the types of services or products offered or the target market. Operating segments are combined for reporting purposes if they meet certain aggregation criteria, such as the Search segment, which principally relate to the similarity of their economic characteristics, or, in the case of Emerging & Other, do not meet the quantitative thresholds that require presentation as separate reportable segments.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents revenue by reportable segment:

	Years Ended December 31,
	2023	2022	2021
	(In thousands)
Revenue
Dotdash Meredith
Digital	$892,426	$931,482	$367,134
Print	823,456	1,026,128	92,002
Intersegment eliminations(a)	(20,989)	(22,911)	(2,863)
Total Dotdash Meredith	1,694,893	1,934,699	456,273
Angi Inc.
Domestic:
Ads and Leads	1,124,908	1,282,061	1,227,074
Services	118,033	381,256	289,948
Total Domestic	1,242,941	1,663,317	1,517,022
International	115,807	101,038	102,295
Total Angi Inc.	1,358,748	1,764,355	1,619,317
Search	629,038	731,431	873,346
Emerging & Other	695,057	823,465	753,203
Intersegment eliminations(b)	(12,501)	(18,670)	(2,512)
Total	$4,365,235	$5,235,280	$3,699,627
_____________________
(a)    Intersegment eliminations primarily relates to Dotdash Meredith Digital performance marketing commissions earned for the placement of magazine subscriptions for Print.
(b)    Intersegment eliminations primarily relates to advertising sold by Dotdash Meredith to other IAC owned businesses for periods following the acquisition of Meredith, and Ads and Leads revenue earned from sales to Roofing prior to its sale.
The following table presents the revenue of the Company's segments disaggregated by type of service:

	Years Ended December 31,
	2023	2022	2021
	(In thousands)
Dotdash Meredith
Digital:
Advertising revenue	$560,786	$621,714	$236,660
Performance marketing revenue	231,087	198,441	116,195
Licensing and other revenue	100,553	111,327	14,279
Total Digital revenue	892,426	931,482	367,134
Print:
Subscription revenue	329,357	422,700	34,634
Advertising revenue	203,210	260,282	13,678
Project and other revenue	128,354	154,807	16,414
Newsstand revenue	117,316	132,855	19,183
Performance marketing revenue	45,219	55,484	8,093
Total Print revenue	823,456	1,026,128	92,002

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Years Ended December 31,
	2023	2022	2021
	(In thousands)
Intersegment eliminations(a)	(20,989)	(22,911)	(2,863)
Total Dotdash Meredith revenue	$1,694,893	$1,934,699	$456,273

Angi Inc.
Domestic:
Ads and Leads:
Consumer connection revenue	$781,089	$954,735	$898,422
Advertising revenue	290,799	265,466	252,206
Membership subscription revenue	52,305	60,411	68,062
Other revenue	715	1,449	8,384
Total Ads and Leads revenue	1,124,908	1,282,061	1,227,074
Services revenue	118,033	381,256	289,948
Total Domestic revenue	1,242,941	1,663,317	1,517,022
International:
Consumer connection revenue	92,635	71,851	68,686
Service professional membership subscription revenue	22,548	28,192	32,367
Advertising and other revenue	624	995	1,242
Total International revenue	115,807	101,038	102,295
Total Angi Inc. revenue	$1,358,748	$1,764,355	$1,619,317

Search
Advertising revenue:
Google advertising revenue	$582,481	$525,987	$675,892
Non-Google advertising revenue	44,068	200,435	183,427
Total advertising revenue	626,549	726,422	859,319
Other revenue	2,489	5,009	14,027
Total Search revenue	$629,038	$731,431	$873,346

Emerging & Other
Subscription revenue	$343,539	$368,401	$367,159
Marketplace revenue	226,612	261,314	243,970
Roofing revenue	90,557	137,509	68,028
Media production and distribution revenue	15,847	31,555	44,517
Advertising revenue:
Non-Google advertising revenue	12,568	16,057	19,047
Google advertising revenue	946	2,192	2,981
Total advertising revenue	13,514	18,249	22,028
Service and other revenue	4,988	6,437	7,501
Total Emerging & Other revenue	$695,057	$823,465	$753,203

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revenue by geography is based on where the customer is located. Geographic information about revenue and long-lived assets is presented below:

	Years Ended December 31,
	2023	2022	2021
	(In thousands)
Revenue:
United States	$3,798,229	$4,720,504	$3,184,653
All other countries	567,006	514,776	514,974
Total	$4,365,235	$5,235,280	$3,699,627

	December 31,
	2023	2022
	(In thousands)
Long-lived assets (excluding goodwill and intangible assets):
United States	$743,914	$927,759
All other countries	10,964	11,015
Total	$754,878	$938,774
The following tables present operating (loss) income and Adjusted EBITDA by reportable segment:

	Years Ended December 31,
	2023	2022	2021
	(In thousands)
Operating (loss) income:
Dotdash Meredith
Digital(c)	$(16,656)	$(66,629)	$73,980
Print(d)	(3,500)	(54,448)	(6,527)
Other(e)(f)(g)	(130,582)	(67,014)	(60,277)
Total Dotdash Meredith	(150,738)	(188,091)	7,176
Angi Inc.
Ads and Leads	50,043	85,593	65,485
Services	(23,450)	(95,166)	(63,984)
Other(e)	(61,377)	(61,794)	(56,196)
International	8,286	(4,253)	(13,222)
Total Angi Inc.	(26,498)	(75,620)	(67,917)
Search	44,198	83,398	108,334
Emerging & Other	18,763	(156,839)	(31,334)
Corporate	(146,488)	(137,619)	(153,326)
Total	$(260,763)	$(474,771)	$(137,067)
_____________________
(c)    Dotdash Meredith Digital operating loss for the year ended December 31, 2022 includes $39.2 million of restructuring charges, of which a $7.0 million impairment charge is presented in "Depreciation" in the statement of operations and, therefore, is excluded from Adjusted EBITDA. Restructuring charges included in Adjusted EBITDA are $32.2 million for the year ended December 31, 2022. Operating (loss) income for the years ended December 31, 2022 and 2021 includes transaction-related expenses in connection with the acquisition of Meredith of $1.1 million and $25.2 million, respectively. See "Note 2—Summary of Significant Accounting Policies" and "Note 11—Dotdash Meredith Restructuring Charges, Transaction-Related Expenses and Change-in-Control Payments" for additional information on impairment and restructuring charges, respectively.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(d)    Dotdash Meredith Print operating loss for the year ended December 31, 2022 includes $33.4 million of restructuring charges and $1.4 million of transaction-related expenses in connection with the acquisition of Meredith. See "Note 11—Dotdash Meredith Restructuring Charges, Transaction-Related Expenses and Change-in-Control Payments" for additional information.
(e)    Other comprises unallocated corporate expenses.
(f)    Dotdash Meredith Other operating loss for the year ended December 31, 2023 includes impairment charges of $70.0 million related to unoccupied leased office space and the write-off of certain leasehold improvements and furniture and equipment of $4.2 million, of which $29.6 million is presented in "Depreciation" in the statement of operations and, therefore, is excluded from Adjusted EBITDA. Impairment charges included in Adjusted EBITDA are $44.7 million for the year ended December 31, 2023. See "Note 2—Summary of Significant Accounting Policies" for additional information on the impairment charges.
(g)    Dotdash Meredith Other operating loss for the years ended December 31, 2022 and 2021 includes transaction-related expenses in connection with the acquisition of Meredith of $4.7 million and $53.3 million, respectively, and includes $7.6 million of restructuring charges for the year ended December 31, 2022. See "Note 11—Dotdash Meredith Restructuring Charges, Transaction-Related Expenses and Change-in-Control Payments" for additional information.

	Years Ended December 31,
	2023	2022	2021
	(In thousands)
Adjusted EBITDA(h):
Dotdash Meredith
Digital(c)	$242,969	$186,696	$91,179
Print(d)	64,226	31,135	2,639
Other(e)(f)(g)	(84,438)	(65,682)	(60,196)
Total Dotdash Meredith	222,757	152,149	33,622
Angi Inc.
Ads and Leads	147,357	168,952	136,260
Services	8,123	(52,126)	(48,203)
Other(e)	(50,076)	(49,866)	(46,066)
International	13,074	(481)	(6,615)
Total Angi Inc.	118,478	66,479	35,376
Search	44,283	83,486	108,381
Emerging & Other	41,839	(23,043)	25,872
Corporate	(90,873)	(79,521)	(95,985)
Total	$336,484	$199,550	$107,266
_____________________
(h)    The Company's primary financial and GAAP segment measure is Adjusted EBITDA, which is defined as operating income: excluding: (1) stock-based compensation expense; (2) depreciation; and (3) acquisition-related items consisting of (i) amortization of intangible assets and impairments of goodwill and intangible assets, if applicable, and (ii) gains and losses recognized on changes in the fair value of contingent consideration arrangements.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We consider operating (loss) income to be the financial measure calculated and presented in accordance with GAAP that is most directly comparable to our segment reporting performance measure, Adjusted EBITDA. The following tables reconcile operating (loss) income for the Company's reportable segments and net earnings attributable to IAC shareholders to Adjusted EBITDA:

	Year Ended December 31, 2023
	Operating (Loss) Income	Stock-Based Compensation Expense	Depreciation	Amortization of Intangibles	Goodwill Impairment	Adjusted EBITDA(h)
	(In thousands)
Dotdash Meredith
Digital	$(16,656)	$8,159	$24,772	$226,694	$—	$242,969
Print	(3,500)	1,381	13,302	53,043	—	64,226
Other(e)(f)	(130,582)	13,961	32,183	—	—	(84,438)
Total Dotdash Meredith	(150,738)	23,501	70,257	279,737	—	222,757
Angi Inc.
Ads and Leads	50,043	23,145	66,211	7,958	—	147,357
Services	(23,450)	7,586	23,987	—	—	8,123
Other(e)	(61,377)	11,301	—	—	—	(50,076)
International	8,286	1,382	3,406	—	—	13,074
Total Angi Inc.	(26,498)	43,414	93,604	7,958	—	118,478
Search	44,198	—	85	—	—	44,283
Emerging & Other	18,763	1,805	3,996	8,275	9,000	41,839
Corporate (i)	(146,488)	48,461	7,154	—	—	(90,873)
Total	(260,763)	$117,181	$175,096	$295,970	$9,000	$336,484
Interest expense	(157,632)
Unrealized gain on investment in MGM Resorts International	721,668
Other income, net	63,862
Earnings before income taxes	367,135
Income tax provision	(108,818)
Net earnings	258,317
Net loss attributable to noncontrolling interests	7,625
Net earnings attributable to IAC shareholders	$265,942
_____________________
(i)     Includes stock-based compensation expense for stock-based awards granted to employees of Corporate, Search and all Emerging & Other businesses other than Vivian Health and Roofing.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31, 2022
	Operating (Loss) Income	Stock-Based Compensation Expense	Depreciation	Amortization of Intangibles	Acquisition-related Contingent Consideration Fair Value Arrangements	Goodwill Impairment	Adjusted EBITDA(h)
	(In thousands)
Dotdash Meredith
Digital(c)	$(66,629)	$20,596	$27,569	$205,772	$(612)	$—	$186,696
Print(d)	(54,448)	1,023	12,620	71,940	—	—	31,135
Other(e)(g)	(67,014)	136	1,196	—	—	—	(65,682)
Total Dotdash Meredith	(188,091)	21,755	41,385	277,712	(612)	—	152,149
Angi Inc.
Ads and Leads	85,593	19,972	52,737	10,650	—	—	168,952
Services	(95,166)	18,012	21,904	3,124	—	—	(52,126)
Other(e)	(61,794)	11,928	—	—	—	—	(49,866)
International	(4,253)	890	2,882	—	—	—	(481)
Total Angi Inc.	(75,620)	50,802	77,523	13,774	—	—	66,479
Search	83,398	—	88	—	—	—	83,486
Emerging & Other	(156,839)	2,373	2,438	16,232	—	112,753	(23,043)
Corporate(i)	(137,619)	48,546	9,552	—	—	—	(79,521)
Total	(474,771)	$123,476	$130,986	$307,718	$(612)	$112,753	$199,550
Interest expense	(110,165)
Unrealized loss on investment in MGM Resorts International	(723,515)
Other expense, net	(217,785)
Loss from continuing operations before income taxes	(1,526,236)
Income tax benefit	331,087
Net loss from continuing operations	(1,195,149)
Earnings from discontinued operations, net of tax	2,694
Net loss	(1,192,455)
Net loss attributable to noncontrolling interests	22,285
Net loss attributable to IAC shareholders	$(1,170,170)

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31, 2021
	Operating Income (Loss)	Stock-Based Compensation Expense	Depreciation	Amortization of Intangibles	Acquisition-related Contingent Consideration Fair Value Adjustments	Adjusted EBITDA(h)
	(In thousands)
Dotdash Meredith
Digital(c)	$73,980	$1,438	$4,257	$11,512	$(8)	$91,179
Print	(6,527)	—	1,827	7,339	—	2,639
Other(e)(g)	(60,277)	—	81	—	—	(60,196)
Total Dotdash Meredith	7,176	1,438	6,165	18,851	(8)	33,622
Angi Inc.
Ads and Leads	65,485	12,722	46,025	12,028	—	136,260
Services	(63,984)	4,672	7,049	4,060	—	(48,203)
Other(e)	(56,196)	10,121	—	9	—	(46,066)
International	(13,222)	656	5,951	—	—	(6,615)
Total Angi Inc.	(67,917)	28,171	59,025	16,097	—	35,376
Search	108,334	—	47	—	—	108,381
Emerging & Other	(31,334)	632	1,683	39,891	15,000	25,872
Corporate(i)	(153,326)	49,246	8,095	—	—	(95,985)
Total	(137,067)	$79,487	$75,015	$74,839	$14,992	$107,266
Interest expense	(34,264)
Unrealized gain on investment in MGM Resorts International	789,283
Other income, net	111,854
Earnings from continuing operations before income taxes	729,806
Income tax provision	(138,990)
Net earnings from continuing operations	590,816
Loss from discontinued operations, net of tax	(1,831)
Net earnings	588,985
Net loss attributable to noncontrolling interests	8,562
Net earnings attributable to IAC shareholders	$597,547
The following table presents capital expenditures by reportable segment:

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Years Ended December 31,
	2023	2022	2021
	(In thousands)
Capital expenditures:
Dotdash Meredith	$10,370	$12,885	$4,823
Angi Inc.	47,780	115,479	69,909
Search	—	17	178
Emerging & Other	2,046	10,982	1,200
Corporate	81,168	390	14,100
Total	$141,364	$139,753	$90,210
NOTE 11—DOTDASH MEREDITH RESTRUCTURING CHARGES, TRANSACTION-RELATED EXPENSES AND CHANGE-IN-CONTROL PAYMENTS
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
A summary of the costs incurred, payments and related accruals is presented below. As of December 31, 2023, there are no expected remaining costs associated with the 2022 restructuring events.

		Year Ended December 31, 2023
	Accrued December 31, 2022	Charges Incurred	Reversal of Initial Cost	Payments	Accrued December 31, 2023	Cumulative Charges Incurred
	(In thousands)
Digital	$10,950	$1,371	$(1,827)	$(10,021)	$473	$38,769
Print	12,055	1,625	(1,645)	(10,916)	1,119	33,412
Other(a)	4,389	678	(727)	(4,042)	298	7,532
Total	$27,394	$3,674	$(4,199)	$(24,979)	$1,890	$79,713
_____________________
(a)    Other comprises unallocated corporate expenses, which are corporate overhead expenses not attributable to the Digital or Print segments.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31, 2022
	Charges Incurred	Payments	Non-cash(b)	Accrued December 31, 2022
	(In thousands)
Digital	$39,225	$(6,966)	$(21,309)	$10,950
Print	33,432	(20,952)	(425)	12,055
Other(a)	7,581	(3,192)	—	4,389
Total	$80,238	$(31,110)	$(21,734)	$27,394
_____________________
(b)    Includes $21.3 million of impairment charges, consisting of impairments of $14.3 million and $7.0 million of an ROU asset and related leasehold improvements and furniture and equipment included in "General and administrative expense" and "Depreciation" in the statement of operations, respectively, and $0.4 million related to the write-off of inventory. See "Note 2—Summary of Significant Accounting Policies" for additional information on the impairment charges.
The costs are allocated as follows in the statement of operations:

	Years Ended December 31,
	2023	2022
	(In thousands)
Cost of revenue	$744	$24,527
Selling and marketing expense	(1,300)	17,174
General and administrative expense	(282)	28,096
Product development expense	313	3,435
Depreciation	—	7,006
Total	$(525)	$80,238
Transaction-Related Expenses
For the years ended December 31, 2022 and 2021, Dotdash Meredith incurred $7.1 million and $30.2 million, respectively, of transaction-related expenses related to the acquisition of Meredith, other than costs related to change-in-control payments.
Change-in-Control Payments
In December 2021, Dotdash Meredith recorded $60.1 million in change-in-control payments, which were triggered by the acquisition and the terms of certain former executives' contracts. During 2022, Dotdash Meredith made the final $87.4 million in change-in-control payments, which included amounts accrued in December 2021, as well as amounts previously accrued that became payable following the change-in-control.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—STOCK-BASED COMPENSATION
IAC currently has one active plan (the "Plan") under which stock-based awards denominated in shares of or stock-based awards settleable in IAC common stock have been and may be granted. The Plan has a stated term of ten years. The Plan does not specify grant dates or vesting schedules of awards as those determinations have been delegated to the Compensation and Human Resources Committee of IAC's Board of Directors (the "Committee"). Each grant agreement reflects the vesting schedule for that grant as determined by the Committee. There are also outstanding stock-based awards that were granted under older plans that have since expired or been discontinued. The Plan provides for grants of stock options to acquire shares of IAC common stock (the exercise price of stock options granted will not be less than the market price of the Company's common stock on the grant date), RSUs denominated in shares of IAC common stock, including those that may be linked to the achievement of the Company's stock price, known as market-based awards ("MSUs") and those that may be linked to the achievement of a performance target, known as performance-based awards ("PSUs"), restricted stock, as well as other equity awards, including those denominated or settleable in IAC shares. The Plan authorizes the Company to grant awards to its employees, officers, directors and consultants. At December 31, 2023, there are 31.0 million IAC common shares of stock reserved for future issuance under this plan.
IAC Denominated Stock-based Awards
IAC Restricted Common Stock
On November 5, 2020, the Company entered into a ten-year employment agreement and a Restricted Stock Agreement ("RSA Agreement") with Joseph Levin, IAC's Chief Executive Officer ("CEO"). The RSA Agreement provides for a grant of 3,000,000 shares of IAC restricted common stock that cliff vest on the ten-year anniversary of the grant date based on satisfaction of IAC's stock price targets and subject to Mr. Levin's continued employment through the vesting date.
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
In connection with the Spin-off, pursuant to the RSA Agreement, the stock price targets of the IAC restricted stock award were adjusted to reflect the effect of the Spin-off and Vimeo entered into a separate restricted stock agreement granting Mr. Levin shares of Vimeo common stock subject to the same terms and conditions of the RSA Agreement except for the stock price targets for each respective award. The total fair value of the modified IAC restricted stock award and the new Vimeo restricted stock award was $228.3 million, of which $141.1 million was allocated to the IAC restricted stock award and $87.3 million was allocated to the Vimeo restricted stock award. Both awards were estimated using a lattice model that incorporated a Monte Carlo simulation of IAC's and Vimeo's stock price on the modification date. In connection with the modified IAC restricted stock award, $10.1 million of expense had previously been recorded prior to the Spin-off and $131.0 million of expense is to be recognized over the remaining vesting period. At December 31, 2023, there is $94.9 million of unrecognized compensation cost that is left to be recognized related to this award.
IAC Restricted Stock Units
RSU awards currently outstanding generally cliff-vest after a five-year period or vest over a four-year period from the grant date. There are no MSU or PSU awards outstanding at December 31, 2023 and 2022.

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
Unvested RSUs outstanding at December 31, 2023 and changes during the period ended December 31, 2023 are as follows:

	RSUs
	Number of Shares	Weighted Average Grant Date Fair Value
	(Shares in thousands)
Unvested at January 1	1,458	$93.29
Granted	499	53.41
Vested	(88)	94.72
Forfeited	(47)	94.55
Unvested at December 31	1,822	$82.28
RSU awards are settled on a net basis, with the award holder entitled to receive IAC shares equal to the number of RSUs vesting less a number of shares with a value equal to the required cash tax withholding payment, which will be paid by the Company. The number of IAC common shares that would be required to net settle RSUs outstanding at February 9, 2024 is 0.9 million shares. In addition, withholding taxes, which will be paid by the Company on behalf of the employees upon vesting, would have been $43.5 million at February 9, 2024, assuming a 50% withholding rate.
The weighted average fair value of RSUs granted for the years ended December 31, 2023, 2022 and 2021, based on market prices of IAC's common stock on the grant date, was $53.41, $114.27 and $171.53, respectively.
The total fair value of RSUs that vested for the years ended December 31, 2023, 2022 and 2021 was $8.3 million, $12.7 million and $15.9 million, respectively.
IAC Stock Options
All outstanding stock options are fully vested.
Stock options outstanding at December 31, 2023 and changes during the period ended December 31, 2023 are as follows:

	December 31, 2023
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
	(Shares and intrinsic value in thousands)
Options Outstanding at January 1	2,822	$14.05
Granted	—	—
Exercised	(252)	(12.23)
Forfeited	—	—
Expired	—	—
Options Outstanding at December 31	2,570	$14.23	1.9	$98,053
Options exercisable	2,570	$14.23	1.9	$98,053

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The aggregate intrinsic value in the table above represents the difference between IAC's closing stock price on the last trading day of 2023 and the exercise price, multiplied by the number of in-the-money options that would have been exercised had all option holders exercised their options on December 31, 2023. The total intrinsic value of IAC stock options exercised during the years ended December 31, 2023, 2022 and 2021 was $11.3 million, $3.4 million and $135.1 million, respectively.
The following table summarizes the information about stock options outstanding and exercisable at December 31, 2023:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding at December 31, 2023	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Exercisable at December 31, 2023	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
	(Shares in thousands)
Less than $10.00	426	2.2	$8.61	426	2.2	$8.61
$10.01 to $15.00	666	1.2	13.66	666	1.2	13.66
$15.01 to $20.00	1,474	2.0	16.09	1,474	2.0	16.09
Greater than $20.01	4	3.6	21.17	4	3.6	21.17
	2,570	1.9	$14.23	2,570	1.9	$14.23
The fair value of stock option awards, with the exception of market-based awards, is estimated on the grant date using the Black-Scholes option pricing model. The Black-Scholes option pricing model incorporates various assumptions, including expected volatility, risk-free interest rate and expected term.
The Company has the discretion to settle IAC stock options net of withholding tax and exercise price or require the award holder to pay its share of the withholding tax, which he or she may do so by selling IAC common shares. The aggregate intrinsic value of IAC's stock options outstanding as of February 9, 2024, is $99.3 million. Assuming all stock options outstanding on February 9, 2024 were net settled on that date, the Company would have issued 0.9 million common shares and would have remitted $49.6 million in cash for withholding taxes (assuming a 50% withholding rate). Assuming all stock options outstanding on February 9, 2024 were settled through the issuance of a number of IAC common shares equal to the number of stock options exercised, the Company would have issued 2.6 million common shares and would have received $36.5 million in cash proceeds.
Stock-based Awards Denominated in the Shares of Certain Subsidiaries
Non-publicly traded Subsidiaries
The following description excludes awards denominated in Angi Inc. shares.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company has granted stock settled stock appreciation rights to employees and management that are denominated in the equity of certain non-publicly traded subsidiaries of the Company. These equity awards vest over a period of years or upon the occurrence of certain prescribed events. The value of the stock settled stock appreciation rights is tied to the value of the common stock of these subsidiaries. Accordingly, these interests only have value to the extent the relevant business appreciates in value above the initial value utilized to determine the exercise price. These interests can have significant value in the event of significant appreciation. The fair value of these interest is generally determined by the Board of Directors of the applicable subsidiary, which will occur at various dates through 2029. These equity awards are settled on a net basis, with the award holder entitled to receive a payment in IAC common shares equal to the intrinsic value of the award at exercise less an amount equal to the required cash tax withholding payment, which will be paid by the Company. The number of IAC common shares ultimately needed to settle these awards may vary significantly from the estimated number below as a result of both movements in our stock price and a determination of fair value of the relevant subsidiary that is different than our estimate. The expense associated with these equity awards is initially measured at fair value at the grant date and is expensed as stock-based compensation over the vesting term. The number of IAC common shares that would be required to settle these interests at current estimated fair values, including vested and unvested interests, at February 9, 2024 is 0.2 million shares. Withholding taxes, which will be paid by the Company on behalf of the employees upon exercise, would have been $10.4 million at February 9, 2024, assuming a 50% withholding rate.

Angi Inc.
Angi Inc. currently settles all of its equity awards on a net basis. Certain Angi Inc. stock appreciation rights issued prior to the transaction resulting in formation of Angi Inc. in 2017 (the "Combination") are settleable in either shares of Angi Inc. common stock or shares of IAC common stock at IAC's option. If settled in IAC common stock, Angi Inc. reimburses IAC in shares of its common stock. At February 9, 2024 these awards are out of the money and have no intrinsic value. Certain equity awards denominated in shares of Angi Inc.'s subsidiaries may be settled in either shares of Angi Inc. common stock or IAC common stock at IAC's option. To the extent shares of IAC common stock are issued in settlement of these awards, Angi Inc. is obligated to reimburse IAC for the cost of those shares by issuing shares of Angi Inc. common stock. The aggregate intrinsic value of all other Angi Inc. equity awards, including stock options, RSUs and subsidiary denominated equity at February 9, 2024 is $67.4 million; assuming these awards were net settled on that date, the withholding taxes that would be payable by Angi Inc. on behalf of the employees are $32.5 million, assuming a 50% withholding rate, and Angi Inc. would have issued 14.1 million shares of its common stock.
Forfeitures and Unrecognized Compensation Cost
The amount of stock-based compensation expense recognized in the statement of operations is net of estimated forfeitures. The forfeiture rate is estimated at the grant date based on historical experience and revised, if necessary, in subsequent periods if actual forfeitures differ from the estimated rate. The expense ultimately recorded is for the awards that vest. At December 31, 2023, there is $269.6 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 3.9 years.
Tax Benefits
The total income tax benefit recognized in the statement of operations for the years ended December 31, 2023, 2022 and 2021 related to all stock-based compensation expense is $17.2 million, $20.0 million and $101.8 million, respectively.
The aggregate income tax benefit recognized related to the exercise of stock options for the years ended December 31, 2023, 2022 and 2021, is $4.0 million, $1.7 million, and $81.0 million, respectively. There may be some delay in the timing of the realization of the cash benefit of the income tax deductions related to stock-based compensation because it will be dependent upon the amount and timing of future taxable income and the timing of estimated income tax payments.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13—PENSION AND POSTRETIREMENT BENEFIT PLANS
Pension and Postretirement Plans
In connection with the acquisition of Meredith, the Company assumed the obligations under Meredith’s various pension plans. The plans include U.S. noncontributory pension plans that cover substantially all employees who were employed by Meredith prior to January 1, 2018. There are two international pension plans in the U.K., including the IPC Plan. The international plans have no active participants. The two U.S. and two U.K. plans consist of a qualified (funded) plan and a nonqualified (unfunded) plan in each country. These plans provide participants with retirement benefits in accordance with benefit provision formulas. The nonqualified pension plans provide retirement benefits to certain highly compensated employees. The Company also assumed Meredith's defined healthcare and life insurance plans that provide benefits to eligible employees upon their retirement.
On July 28, 2022, following approval by the trustees of the IPC Plan, the IPC Plan entered into an annuity contract with a private limited life insurance company covering all IPC Plan participants who were not covered by an annuity contract entered into in May 2020. The annuity contracts are designed to provide payments equal to all future designated contractual benefit payments to covered participants until the annuity contracts are settled. The value of the annuity contracts and the liabilities with respect to participants are expected to match (i.e., the full benefits have been annuitized). The Company remains responsible for paying pension benefits to the IPC Plan participants. While the Company currently does not expect to be required to make additional contributions to the IPC Plan, this may change based upon future events or as additional information becomes available.
On September 13, 2022, the board of directors of Meredith voted unanimously to freeze and terminate the U.S. funded pension plan effective December 31, 2022. All participants in this plan on the termination date continue as participants in the plan with respect to their accrued benefits until their accrued benefits are distributed to them or their beneficiaries. In addition, the participant's covered compensation was frozen effective December 31, 2022. Participants no longer receive a benefit credit under the plan, but participants continue to receive interest credits pursuant to the terms of the plan. The Company does not expect to have to make any contributions to the plan in the future due to its termination and over funded status.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Obligations and Funded Status
Change in Net Assets/Liabilities
The following tables present changes in, and components of, the Company's net assets/liabilities for pension and other postretirement benefits:

	Year Ended December 31, 2023			Year Ended December 31, 2022
	Pension		Post-Retirement	Pension		Post-Retirement
	Domestic	International	Domestic	Domestic	International	Domestic
	(In thousands)
Change in benefit obligation
Benefit obligation, beginning of year	$72,988	$467,829	$4,473	$166,800	$790,663	$10,808
Acquisition and related fair value adjustments(a)	—	—	—	23,345	—	—
Service cost	211	—	4	3,562	—	7
Interest cost	3,140	19,610	231	4,372	15,014	262
Net actuarial gain	(49)	(6,420)	(496)	(7,262)	(210,284)	(3,717)
Benefits paid (including lump sums)	(19,568)	(17,796)	36	(9,105)	(15,521)	150
Settlements	—	—	—	(96,100)	(34,374)	(3,037)
Curtailment gain	—	—	—	(3,060)	—	—
Plan transfer(b)	—	—	—	(9,564)	—	—
Foreign currency exchange rate impact	—	25,046	—	—	(77,669)	—
Benefit obligation, end of year	$56,722	$488,269	$4,248	$72,988	$467,829	$4,473
Change in plan assets
Fair value of plan assets, beginning of year	$78,199	$467,891	$—	$132,326	$1,015,274	$—
Acquisition and related fair value adjustments(a)	—	—	—	18,596	—	—
Actual return on plan assets	2,765	13,728	—	(12,657)	(397,417)	—
Employer contributions	612	163	—	44,221	122	—
Benefits paid (including lump sums)	(19,568)	(17,796)	—	(9,105)	(15,521)	—
Settlements	—	—	—	(95,182)	(34,374)	—
Foreign currency exchange rate impact	—	24,715	—	—	(100,193)	—
Fair value of plan assets, end of year	$62,008	$488,701	$—	$78,199	$467,891	$—
Over (under) funded status, end of year	$5,286	$432	$(4,248)	$5,211	$62	$(4,473)
_____________________
(a)     All pension and postretirement plans were acquired with the acquisition of Meredith on December 1, 2021. The purchase accounting for the acquisition of Meredith was completed in the fourth quarter of 2022.
(b)    Obligations associated with certain former Meredith Corporation employees were transferred during 2022 to the third-party that purchased the entity on December 1, 2021.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Benefits paid directly from Dotdash Meredith assets are included both in employer contributions and benefits paid.
Domestic Plans
The Company froze and terminated the domestic funded plan as of December 31, 2022. The termination process requires certain customary regulatory approvals, which are forthcoming. The decision to freeze and terminate the plan shifted the investment strategy to preserve the over funded status of the plan until the eventual distribution to the plan participants. This strategy preserved the net over funded status of the domestic plans as of December 31, 2023.
The over funded status as of December 31, 2022 was the result of a series of changes to the domestic plans during 2022. The acquisition of Meredith in 2021 triggered settlement of the entire benefit obligation of one of the two unfunded plans during 2022. This plan was paid out in its entirety as was a substantial portion of the benefit obligations of the other unfunded plan. These payments are included in the $96.1 million of settlements in the table above. See "Note 11—Dotdash Meredith Restructuring Charges, Transaction-Related Expenses and Change-in-Control Payments" for additional information on the change-in-control payments. For the funded plan, higher interest rates and losses on equity securities led to a decrease in plan assets; and the higher interest rates reduced plan obligations. The gains realized on the plan's obligation did not offset the loss on assets, resulting in an overall loss for the year ended December 31, 2022. Additionally, during 2022, the funded plan realized a curtailment gain as a result of the benefit freeze of the plan discussed above, but this gain was nearly offset by a loss realized for the measurement of the plan on a termination basis. The net actuarial gain included in the change in benefit obligation for the domestic postretirement plans for the year ended December 31, 2022 is the result of demographic shifts in the covered participants.
International Plans
The international pension plans primarily consist of the IPC Plan. All IPC Plan participants are covered by the annuity contracts referenced above, which are held with a private limited life insurance company. As described above, the full benefits under the plan have been annuitized, which resulted in the limited change in the funded status of the international plans during the year ended December 31, 2023. The overall loss for the year ended December 31, 2022 was due to the impact of higher interest rates with the decline in the value of assets exceeding the benefit of the reduction in the plan obligation.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Balance Sheet Classification
The following amounts are recognized in the December 31, 2023 and 2022 balance sheet, respectively:

	Year Ended December 31, 2023			Year Ended December 31, 2022
	Pension		Postretirement	Pension		Postretirement
	Domestic	International	Domestic	Domestic	International	Domestic
	(In thousands)
Other current assets
Prepaid benefit cost	$—	$4,850	$—	$—	$—	$—
Other non-current assets
Prepaid benefit cost	10,225	—	—	9,561	4,358	—
Accrued expenses and other current liabilities
Accrued benefit liability	(1,430)	(4,418)	(433)	(698)	(127)	(475)
Other long-term liabilities
Accrued benefit liability	(3,509)	—	(3,815)	(3,652)	(4,169)	(3,998)
Net amount recognized	$5,286	$432	$(4,248)	$5,211	$62	$(4,473)
The accumulated benefit obligation for the domestic defined benefit pension plans was $56.1 million and $72.5 million at December 31, 2023 and 2022, respectively. The accumulated benefit obligation for the international defined benefit pension plans was $488.3 million and $467.8 million at December 31, 2023 and 2022, respectively.
Accumulated and Projected Benefit Obligations
The following table provides information about pension plans with projected benefit obligations and accumulated benefit obligations in excess of plan assets:

	Year Ended December 31, 2023		Year Ended December 31, 2022
	Domestic	International	Domestic	International
	(In thousands)
Projected benefit obligation	$4,939	$4,419	$4,350	$4,296
Accumulated benefit obligation	$4,290	$4,419	$3,831	$4,296
Fair value of plan assets	$—	$—	$—	$—

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Costs
The components of net periodic benefit cost (credit) recognized in the statement of operations were as follows:

	Year Ended December 31, 2023			Year Ended December 31, 2022			Year Ended December 31, 2021
	Pension		Post-Retirement	Pension		Post-Retirement	Pension		Post-Retirement
	Domestic	International	Domestic	Domestic	International	Domestic	Domestic	International	Domestic
	(In thousands)
Service cost	$211	$—	$4	$3,562	$—	$7	$368	$—	$1
Interest cost	3,140	19,610	231	4,372	15,014	262	224	981	22
Expected return on plan assets	(1,881)	(19,586)	—	(2,748)	(16,857)	—	(564)	(1,640)	—
Actuarial (gain) loss recognition	(932)	(225)	(496)	8,154	208,957	(3,717)	(2,480)	9,724	(132)
Settlement	—	—	—	(918)	—	(3,037)	—	—	—
Contractual termination benefits	—	—	—	—	—	—	11,785	—	—
Curtailment gain	—	—	—	(3,060)	—	—	—	—	—
Net periodic benefit cost (credit)	$538	$(201)	$(261)	$9,362	$207,114	$(6,485)	$9,333	$9,065	$(109)
For the international plans, the actuarial loss for the year ended December 31, 2022 is the result of the decrease in the net asset position due to higher interest rates described above. For the domestic pension and postretirement plans, the curtailment and settlement gains during the year ended December 31, 2022 were triggered by the freeze and termination events described above.
The contractual termination benefit charges for the domestic plans for the year ended December 31, 2021 were related to change-in-control agreements for six executives. The change-in-control payments were triggered by IAC's acquisition of Meredith. The employment agreements for the covered executives provided for immediate vesting in any unvested benefits, as well as an additional three years of continued service, age and pay credit in each of the pension plans in which they were participants. These payments are further discussed in "Note 11—Dotdash Meredith Restructuring Charges, Transaction-Related Expenses and Change-in-Control Payments."
The components of net periodic benefit cost (credit), other than the service cost component, are included in "Other income (expense), net" in the statement of operations.
Assumptions
Benefit obligations were determined using the following weighted average assumptions:

	Year Ended December 31, 2023			Year Ended December 31, 2022
	Pension		Postretirement	Pension		Postretirement
	Domestic	International	Domestic	Domestic	International	Domestic
Discount rate	5.19%	4.06%	5.11%	5.41%	4.13%	5.46%
Rate of compensation increase	2.90%	N/A	3.50%	2.99%	N/A	3.50%
Cash balance interest credit rate	2.39%	N/A	N/A	2.39%	N/A	N/A

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net periodic benefit cost (credit) were determined using the following weighted average assumptions:

	Year Ended December 31, 2023			Year Ended December 31, 2022			Year Ended December 31, 2021
	Pension		Post-Retirement	Pension		Post-Retirement	Pension		Post-Retirement
	Domestic	International	Domestic	Domestic	International	Domestic	Domestic	International	Domestic
Discount rate	5.48%	4.13%	5.46%	3.28%	1.67%	2.61%	2.02%	1.40%	2.52%
Expected return on plan assets	4.48%	4.12%	N/A	2.80%	1.90%	N/A	6.00%	1.90%	N/A
Rate of compensation increase	2.99%	N/A	3.50%	2.95%	N/A	3.50%	2.90%	N/A	3.50%
Cash balance interest credit rate	2.39%	N/A	N/A	3.65%	N/A	N/A	2.04%	N/A	N/A

The assumed healthcare trend rates used to measure the expected cost of benefits were as follows:

	Postretirement
	2023	2022	2021
Initial level	6.00%	6.25%	6.50%
Ultimate level	5.00%	5.00%	5.00%
Years to ultimate level	4	5	6

Since the Company utilizes the mark-to-market approach to account for pension and postretirement benefits, the expected long-term rate of return on assets has no effect on the overall amount of net periodic benefit cost (credit) recorded for the year. For 2024, the expectation for the U.K. annuity contracts represents the implied yields for those contracts, while for the domestic plan it represents the expected yield on the short-term fixed income securities held.
The value (market-related value) of plan assets is multiplied by the expected long-term rate of return on assets to compute the expected return on plan assets, a component of net periodic benefit cost (credit). The market-related value of plan assets is fair value.
Plan Assets
The targeted and actual asset allocation for investments held by the Company’s pension plans are solely attributable to securities other than equity or fixed income securities. The investments held by the Company’s pension plans as of December 31, 2023 primarily include insurance annuity contracts and cash and cash equivalents. The investments held by the Company’s pension plans as of December 31, 2022 primarily include insurance annuity contracts, U.S. Treasury securities and cash and cash equivalents.
Due to the decision to freeze and terminate the U.S. funded pension plan in 2022, the plan fiduciaries shifted the investment strategy to seek to preserve capital to protect the strong funded status, manage liquidity to align with potential benefit commencements and optimize yield to take advantage of the rising interest rate environment. The plan initially adopted a fixed income ladder investment strategy through which most of the plan assets were invested in U.S. Treasury securities of various maturities and a money market fund that invests mostly in U.S. Treasury securities. During 2023, principally all of the plan assets were reinvested in the money market fund as the U.S. Treasury securities matured in an effort to increase liquidity. These cash and cash equivalents that represent the investment balance in the U.S. represent Level 1 fair value measurements. Refer to "Note 2—Summary of Significant Accounting Policies" for a discussion of the three levels in the hierarchy of fair values.
The investments of the IPC Plan as of December 31, 2023 and 2022 primarily include insurance annuity contracts and cash and cash equivalents. Refer to further discussion of the insurance annuity contracts above.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair value measurements for the international pension plan assets were as follows:

	December 31, 2023
	Quoted Market Prices for Identical Assets in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Cash and cash equivalents	$8,199	$—	$—	$8,199
Fixed income	—	—	399	399
Insurance annuity contracts	—	—	480,103	480,103
Total assets at fair value	$8,199	$—	$480,502	$488,701

	December 31, 2022
	Quoted Market Prices for Identical Assets in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Cash and cash equivalents	$7,613	$—	$—	$7,613
Insurance annuity contracts	—	—	460,278	460,278
Total assets at fair value	$7,613	$—	$460,278	$467,891
The annuity contracts held by the IPC Plan are valued using significant unobservable inputs. Refer to "Note 2—Summary of Significant Accounting Policies" for a discussion of the three levels in the hierarchy of fair values.
The following table provides a reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	December 31,
	2023	2022
	(In thousands)
Balance at beginning of year	$460,278	$313,095
Purchases	—	440,606
Settlements	(17,378)	(13,206)
Change in fair value	12,915	(237,248)
Foreign currency translation	24,253	(42,969)
Other	434	—
Balance at end of year	$480,502	$460,278
There were no transfers in or out of Level 3 investments for the years ended December 31, 2023 and 2022.
Cash Flows
The Company does not have a minimum funding requirement for the qualified domestic pension plan in 2024 and does not expect to have to make any contributions to the plan in the future due to its termination.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

While the Company currently does not expect to be required to make any additional contributions to the IPC Plan, the Company has deposited amounts into an escrow account for the benefit of the IPC Plan that total £5.6 million at December 31, 2023.
The following benefit payments, which will primarily be made from the funded plans, are expected to be paid:

	Pension Benefits		Postretirement Benefits
	Domestic	International	Domestic
Years Ending December 31,	(In thousands)
2024	$54,578	$15,981	$444
2025	688	16,785	415
2026	386	17,619	389
2027	401	18,548	372
2028	619	19,429	360
Thereafter	2,314	111,180	1,575
Net amount recognized, end of year	$58,986	$199,542	$3,555

Defined Contribution Plans
IAC Inc. Retirement Savings Plan
IAC employees in the U.S. can elect to participate in a retirement savings program, the IAC Inc. Retirement Savings Plan (the "IAC Plan"), that qualifies under Section 401(k) of the Internal Revenue Code. Under the IAC Plan, participating employees may contribute up to 50% of their eligible compensation, but not more than statutory limits. The Company matches 100% of the first 10% of an employee's contribution, subject to IRS limits on the Company's matching contribution maximum, that a participant contributes to the IAC Plan, except for Dotdash Meredith and Angi Inc. Dotdash Meredith matches 100% of the first 5% of employee contributions for employees who were previously under the Meredith Savings and Investment Plan (the "Meredith Plan") described below and Angi Inc. matches fifty cents for each dollar a participant contributes in the IAC Plan, with a maximum contribution of 3% of a participant's eligible compensation. The IAC Plan limits Company matching contributions to $10,000 per participant on an annual basis. Matching contributions to the IAC Plan for the years ended December 31, 2023, 2022 and 2021 were $36.1 million, $25.6 million and $22.0 million, respectively. Matching contributions are invested in the same manner as each participant's voluntary contributions in the investment options provided under the IAC Plan. An investment option in the IAC Plan is IAC common stock, but neither participant nor matching contributions are required to be invested in IAC common stock. The increase in matching contributions in 2023 is the result of the Meredith Plan merger with additional employees covered by the IAC Plan. The increase in matching contributions in 2022 is due primarily to an increase in employee contributions.
IAC also has or participates in various benefit plans, principally defined contribution plans, for its international employees. IAC's contributions to these plans for the years ended December 31, 2023, 2022 and 2021 were $1.4 million, $1.1 million and $0.9 million, respectively.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Meredith Savings and Investment Plan
In connection with the acquisition of Meredith, the Company assumed the Meredith Plan, its U.S. defined contribution savings plan, which allowed eligible employees to contribute a percentage of their salary, commissions and bonuses in accordance with plan limitations and provisions of Section 401(k) of the Internal Revenue Code and Dotdash Meredith made matching contributions to the Meredith plan subject to the plan limits. Prior to January 1, 2023, only Dotdash employees located in the U.S. could participate in the IAC Plan described above. Effective January 1, 2023, Dotdash Meredith, as permitted by the relevant IAC Plan documents, merged the Meredith Plan into the IAC Plan.

Under the Meredith Plan, the Company matched 100% of the first 4% and 50% of the next 1% of employee contributions for employees eligible for the Company’s pension benefits and 100% of the first 5% for employees ineligible for the Company’s pension benefits. Matching contributions to the Meredith Plan for the years ended December 31, 2022 and 2021 were $10.4 million and $0.8 million, respectively.
NOTE 14—INCOME TAXES
U.S. and foreign earnings (loss) before income taxes and noncontrolling interests are as follows:

	Years Ended December 31,
	2023	2022	2021
	(In thousands)
U.S.	$353,188	$(1,320,332)	$758,538
Foreign	13,947	(205,904)	(28,732)
Total	$367,135	$(1,526,236)	$729,806
The components of the income tax provision (benefit) are as follows:

	Years Ended December 31,
	2023	2022	2021
	(In thousands)
Current income tax provision (benefit):
Federal	$1,474	$777	$(5,818)
State	8,998	4,712	4,751
Foreign	9,554	1,182	6,680
Current income tax provision (benefit)	20,026	6,671	5,613

Deferred income tax provision (benefit):
Federal	79,941	(252,022)	111,755
State	9,153	(44,335)	18,063
Foreign	(302)	(41,401)	3,559
Deferred income tax provision (benefit)	88,792	(337,758)	133,377
Income tax provision (benefit)	$108,818	$(331,087)	$138,990
The tax effects of cumulative temporary differences that give rise to significant deferred tax assets and deferred tax liabilities are presented below. The valuation allowance relates to deferred tax assets for which it is more likely than not that the tax benefit will not be realized.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31,
	2023	2022
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$435,318	$458,603
Long-term lease liabilities	112,178	137,869
Capitalized research & development expenditures	91,550	74,179
Tax credit carryforwards	72,369	64,903
Accrued expenses	53,551	58,697
Other	101,356	104,948
Total deferred tax assets	866,322	899,199
Less: valuation allowance	(132,058)	(124,012)
Net deferred tax assets	734,264	775,187

Deferred tax liabilities:
Investment in MGM Resorts International	(383,170)	(212,390)
Investment in subsidiaries	(226,898)	(225,375)
Intangible assets, net of accumulated amortization	(174,933)	(219,856)
Right-of-use assets	(71,531)	(100,643)
Capitalized software, equipment, buildings, land and leasehold improvements, net	(13,639)	(46,740)
Other	(27,029)	(44,922)
Total deferred tax liabilities	(897,200)	(849,926)
Net deferred tax liabilities	$(162,936)	$(74,739)
At December 31, 2023, the Company had U.S. federal and state net operating losses ("NOLs") of $1.4 billion and $1.1 billion, respectively, available to offset future income. Federal NOLs of $1.3 billion can be carried forward indefinitely and $0.1 billion, if not utilized, will expire at various times between 2031 and 2035. State NOLs of $0.1 billion can be carried forward indefinitely and $1.0 billion, if not utilized, will expire at various times between 2024 and 2043. Federal and state NOLs of $1.2 billion and $0.8 billion, respectively, can be used against future taxable income without restriction and the remaining NOLs will be subject to limitations under Section 382 of the Internal Revenue Code, separate return limitations, and applicable law. At December 31, 2023, the Company had foreign NOLs of $439.0 million available to offset future income. Of these foreign NOLs, $425.7 million can be carried forward indefinitely and $13.3 million, if not utilized, will expire at various times between 2025 and 2043. During 2023, the Company recognized tax benefits related to NOLs of $1.5 million.
At December 31, 2023, the Company had tax credit carryforwards of $91.9 million. Of this amount, $80.8 million relates to credits for research activities, $9.2 million relates to credits for foreign taxes, and $1.9 million relates to various other credits. Of these credit carryforwards, $14.0 million can be carried forward indefinitely and $77.9 million, if not utilized, will expire between 2024 and 2043.
During 2023, the Company's valuation allowance increased by $8.0 million primarily due to a net increase in unbenefited capital losses and foreign NOLs, partially offset by expiring foreign tax credits. At December 31, 2023, the Company had a valuation allowance of $132.1 million related to the portion of tax loss carryforwards, tax credits and other items for which it is more likely than not that the tax benefit will not be realized.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of the income tax provision (benefit) to the amounts computed by applying the statutory federal income tax rate to earnings before income taxes is shown as follows:

	Years Ended December 31,
	2023	2022	2021
	(In thousands)
Income tax provision (benefit) at the federal statutory rate of 21%	$77,098	$(320,510)	$153,259
State income taxes, net of effect of federal tax benefit	12,542	(26,708)	24,289
Research credit	(11,973)	(19,041)	(5,094)
Non-deductible executive compensation	10,383	12,359	22,358
Stock-based compensation	2,357	(2,155)	(91,729)
Non-deductible goodwill impairment	1,659	15,764	—
Deferred tax adjustment for enacted changes in tax laws and rates	407	(7,152)	4,049
Change in judgement on beginning of the year valuation allowance	(240)	3,523	20,248
Other, net	16,585	12,833	11,610
Income tax provision (benefit)	$108,818	$(331,087)	$138,990
A reconciliation of the beginning and ending amount of unrecognized tax benefits, including penalties but excluding interest, is as follows:

	December 31,
	2023	2022	2021
	(In thousands)
Balance at January 1	$16,013	$17,449	$18,233
Additions for tax positions related to the current year	5,187	5,557	2,855
Settlements	(2,505)	(7,100)	(1,427)
Additions for tax positions of prior years	1,008	1,715	3,420
Reductions for tax positions of prior years	(701)	(1,608)	(1,116)
Expiration of applicable statutes of limitations	—	—	(4,516)
Balance at December 31	$19,002	$16,013	$17,449
The Company's income taxes are routinely under audit by federal, state, local and foreign authorities as a result of previously filed separate company and consolidated tax returns for periods prior to the June 30, 2020 separation of IAC from Match Group and for its tax returns filed on a standalone basis following the MTCH Separation. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. On June 27, 2023, the Joint Committee of Taxation completed its review of the federal income tax returns for the years ended December 31, 2013 through 2019, which includes the operations of the Company, and approved the audit settlement previously agreed to with the Internal Revenue Services ("IRS"). The statute of limitations for the years 2013 through 2019 expired on December 31, 2023. The resolution of this IRS examination resulted in a payment to Match Group of $2.5 million excluding interest, which was previously accrued. Returns filed in various other jurisdictions are open to examination for tax years beginning with 2013. Income taxes payable include unrecognized tax benefits considered sufficient to pay assessments that may result from the examination of prior year tax returns. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may not accurately anticipate actual outcomes and, therefore, may require periodic adjustment. Although management currently believes changes in unrecognized tax benefits from period to period and differences between amounts paid, if any, upon resolution of issues raised in audits and amounts previously provided will not have a material impact on the liquidity, results of operations, or financial condition of the Company, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future.
The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in the income tax provision. At December 31, 2023 and 2022, accruals for interest and penalties are not material.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At December 31, 2023 and 2022, unrecognized tax benefits, including interest and penalties, were $19.6 million and $16.6 million, respectively. Unrecognized tax benefits, including interest and penalties, at December 31, 2023 increased by $3.0 million due primarily to research credits, partially offset by settlements. If unrecognized tax benefits at December 31, 2023 are subsequently recognized, $18.6 million, net of related deferred tax assets and interest, would reduce income tax expense. The comparable amount at December 31, 2022 was $15.4 million. The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease by $0.4 million by December 31, 2024 due to expected settlements and statute expirations, all of which would reduce the income tax provision.
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
NOTE 15—EARNINGS (LOSS) PER SHARE
The Company treats its common stock and Class B common stock as one class of stock for EPS purposes as both classes of stock participate in earnings, dividends and other distributions on the same basis. The restricted stock award granted to our CEO on November 5, 2020 is a participating security and the Company calculates basic EPS using the two-class method since those restricted shares are unvested and have a non-forfeitable dividend right in the event the Company declares a cash dividend on common shares and participate in all other distributions of the Company in the same manner as all other IAC common shares. Diluted EPS is calculated, on the most dilutive basis, which excludes awards that would be anti-dilutive, including the restricted stock award granted to our CEO.
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
For the calculation of diluted EPS, net earnings attributable to holders of IAC common stock and Class B common stock is adjusted for the impact from our public subsidiary's dilutive securities, if applicable, and the reallocation of undistributed earnings allocated to the participating security by the weighted-average number of common stock and Class B common stock outstanding plus dilutive securities during the period.
The numerator and denominator of basic and diluted EPS computations for the Company’s common stock and Class B common stock are calculated as follows:

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Years Ended December 31,
	2023	2022	2021
	(In thousands, except per share data)
Basic EPS:
Numerator:
Net earnings (loss) from continuing operations	$258,317	$(1,195,149)	$590,816
Net loss attributable to noncontrolling interests of continuing operations	7,625	22,285	8,748
Net earnings attributed to unvested participating security	(9,216)	—	(20,160)
Net earnings (loss) from continuing operations attributable to IAC common stock and Class B common stock shareholders	256,726	(1,172,864)	579,404

Earnings (loss) from discontinued operations, net of taxes	—	2,694	(1,831)
Net earnings attributable to noncontrolling interests of discontinued operations	—	—	(186)
Net loss attributed to unvested participating security	—	—	68
Net earnings (loss) from discontinued operations attributable to IAC common stock and Class B common stock shareholders	—	2,694	(1,949)

Net earnings (loss) attributable to IAC common stock and Class B common stock shareholders	$256,726	$(1,170,170)	$577,455

Denominator:
Weighted average basic IAC common stock and Class B common stock shares outstanding (a)	83,569	86,350	86,222

Earnings (loss) per share:
Earnings (loss) per share from continuing operations attributable to IAC common stock and Class B common stock shareholders	$3.07	$(13.58)	$6.72
Earnings (loss) per share from discontinued operations, net of tax, attributable to IAC common stock and Class B common stock shareholders	—	0.03	(0.02)
Earnings (loss) per share attributable to IAC common stock and Class B common stock shareholders	$3.07	$(13.55)	$6.70

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Years Ended December 31,
	2023	2022	2021
	(In thousands, except per share data)
Diluted EPS:
Numerator:
Net earnings (loss) from continuing operations	$258,317	$(1,195,149)	$590,816
Net loss attributable to noncontrolling interests of continuing operations	7,625	22,285	8,748
Net earnings attributed to unvested participating security	(8,918)	—	(18,981)
Impact from public subsidiaries' dilutive securities (b)	—	—	406
Net earnings (loss) from continuing operations attributable to IAC common stock and Class B common stock shareholders	257,024	(1,172,864)	580,989

Earnings (loss) from discontinued operations, net of taxes	—	2,694	(1,831)
Net earnings attributable to noncontrolling interests of discontinued operations	—	—	(186)
Net loss attributed to unvested participating security	—	—	64
Net earnings (loss) from discontinued operations attributable to IAC common stock and Class B common stock shareholders	—	2,694	(1,953)

Net earnings (loss) attributable to IAC common stock and Class B common stock shareholders	$257,024	$(1,170,170)	$579,036

Denominator:
Weighted average basic IAC common stock and Class B common stock shares outstanding (a)	83,569	86,350	86,222
Dilutive securities (b)(c)(d)(e)	2,895	—	5,606
Denominator for earnings per share—weighted average shares (b)(c)(d)(e)	86,464	86,350	91,828

Earnings (loss) per share:
Earnings (loss) per share from continuing operations attributable to IAC common stock and Class B common stock shareholders	$2.97	$(13.58)	$6.33
Earnings (loss) per share from discontinued operations, net of tax, attributable to IAC common stock and Class B common stock shareholders	—	0.03	(0.02)
Earnings (loss) per share attributable to IAC common stock and Class B common stock shareholders	$2.97	$(13.55)	$6.31
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
(b)     IAC has the option to settle certain Angi Inc. stock-based awards in its shares. The impact on net earnings relates to the settlement of Angi Inc.'s dilutive securities in IAC common shares. For the years ended December 31, 2023 and 2022, these Angi Inc. equity awards were anti-dilutive. For the year ended December 31, 2021 it was more dilutive for IAC to settle these Angi Inc. equity awards.
(c)     If the effect is dilutive, weighted average common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and subsidiary denominated equity and vesting of restricted common stock, restricted stock units ("RSUs") and market-based awards ("MSUs"). For the years ended December 31, 2023 and 2021, 3.6 million and 3.0 million, respectively, of potentially dilutive securities were excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(d)     For the year ended December 31, 2022, the Company had a loss from continuing operations and, as a result, approximately 7.9 million potentially dilutive securities were excluded from computing diluted EPS because the impact would have been anti-dilutive. Accordingly, the weighted average basic shares outstanding were used to compute the EPS amounts for the year ended December 31, 2022.
(e)     See "Note 12—Stock-Based Compensation" for additional information on the grant of IAC restricted common stock to its CEO and equity instruments denominated in the shares of certain subsidiaries.
NOTE 16—FINANCIAL STATEMENT DETAILS
Cash and Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the balance sheet to the total amounts shown in the statement of cash flows:

	December 31, 2023	December 31, 2022	December 31, 2021	December 31, 2020
	(In thousands)
Cash and cash equivalents	$1,297,445	$1,417,390	$2,118,730	$3,366,176
Restricted cash included in other current assets	8,539	1,165	1,941	448
Restricted cash included in other non-current assets	257	7,514	1,193	449
Cash, cash equivalents, and restricted cash included in current assets of discontinued operations	—	—	—	110,037
Total cash and cash equivalents and restricted cash as shown on the statement of cash flows	$1,306,241	$1,426,069	$2,121,864	$3,477,110
Restricted cash included in "Other current assets" in the balance sheet at December 31, 2023 primarily consists of cash held in escrow related to the funded pension plan in the U.K. and cash held related to insurance programs at Care.com. Restricted cash included in "Other non-current assets" in the balance sheet at December 31, 2023 consists of deposits related to leases.
Restricted cash included in "Other current assets" in the balance sheet at December 31, 2022 primarily consists of cash held related to insurance programs at Care.com. Restricted cash included in "Other non-current assets" in the balance sheet at December 31, 2022 primarily consists of cash held in escrow related to the funded pension plan in the U.K. as well as a check endorsement guarantee at Roofing within Emerging & Other and deposits related to leases.
Restricted cash included in "Other current assets" in the balance sheet at December 31, 2021 primarily consists of cash held in escrow related to the funded pension plan in the U.K. Restricted cash included in "Other non-current assets" in the balance sheet at December 31, 2021 consists of deposits related to leases and a check endorsement guarantee at Roofing within Emerging & Other.
Restricted cash included in "Other current assets" in the balance sheet at December 31, 2020 primarily consists of funds collected from service providers for payments in dispute, which were not settled as of the period end, and cash reserved to fund insurance claims at Angi Inc. Restricted cash included in "Other non-current assets" in the balance sheet at December 31, 2020 consists of deposits related to leases.
At December 31, 2023, all of the Company's international cash can be repatriated without significant tax consequences.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Credit Losses
The following table presents the changes in the allowance for credit losses for the years ended December 31, 2023 and 2022, respectively:

	2023	2022
	(In thousands)
Balance at January 1	$50,971	$36,637
Current period provision for credit losses	87,729	116,553
Write-offs charged against the allowance	(104,764)	(107,188)
Recoveries collected	5,227	5,367
Sale of a business	(6,958)	—
Other	174	(398)
Balance at December 31	$32,379	$50,971
Other current assets

	December 31,
	2023	2022
	(In thousands)
Prepaid expenses	$91,118	$80,039
Other	166,381	216,524
Other current assets	$257,499	$296,563

Capitalized software, equipment, buildings, land and leasehold improvements, net

	December 31,
	2023	2022
	(In thousands)
Capitalized software and computer equipment	$329,312	$291,600
Buildings and leasehold improvements	268,840	305,304
Furniture and other equipment	131,442	137,570
Land	86,032	20,234
Projects in progress	13,911	30,379
Total gross carrying amount	829,537	785,087
Accumulated depreciation and amortization	(374,256)	(274,473)
Capitalized software, equipment, buildings, land and leasehold improvements, net	$455,281	$510,614

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accrued expenses and other current liabilities

	December 31,
	2023	2022
	(In thousands)
Accrued employee compensation and benefits	$180,384	$169,227
Customer deposit liability	118,522	125,441
Accrued advertising expense	56,055	78,601
Other	316,566	386,490
Accrued expenses and other current liabilities	$671,527	$759,759

Other income (expense), net

	Years Ended December 31,
	2023	2022	2021
	(In thousands)
Interest income	$71,114	$24,916	$1,351
Unrealized increase (decrease) in the estimated fair value of a warrant	2,832	(62,495)	104,018
Foreign exchange gains (losses), net(a)	1,528	(8,503)	(13,636)
Net periodic pension benefit credit (cost), other than the service cost component(b)	139	(206,422)	(17,858)
Net (downward) upward adjustments to the carrying value of equity securities without readily determinable fair values and realized gains on sales of businesses and investments(c)(d)	(19,201)	59,299	18,874
Unrealized (loss) gain related to marketable equity securities	(145)	(20,342)	18,788
Realized gain on the sale of a marketable equity security	—	—	7,174
Loss on extinguishment of debt(e)	—	—	(1,110)
Other	7,595	(4,238)	(5,747)
Other income (expense), net	$63,862	$(217,785)	$111,854
_____________________
(a)     Includes $10.0 million in foreign exchange losses primarily related to the substantial liquidation of certain foreign subsidiaries in the year ended December 31, 2021.
(b)    Includes pre-tax actuarial gains (losses) of $1.7 million, $(213.4) million and $(7.1) million for the years ended December 31, 2023, 2022 and 2021, respectively, related to the pension plans in the U.S. and U.K. See "Note 13—Pension and Postretirement Benefit Plans" for additional information.
(c) Includes downward and upward adjustments to the carrying value of equity securities without readily determinable fair values. For the years ended December 31, 2023, 2022 and 2021, the Company recorded net (downward) and upward adjustments of $(20.2) million, $(89.1) million and $8.9 million, respectively.

(d)    Includes a gain of approximately $132.2 million on the sale of Bluecrew in the year ended December 31, 2022. On November 9, 2022, the Company completed the sale of Bluecrew, which was included within Emerging & Other, to EmployBridge, a provider of light industrial staffing solutions, for cash and stock with the Company becoming a minority shareholder in the combined company.
(e)     Represents the write-off of deferred debt issuance costs related to the ANGI Group Term Loan, which was repaid in its entirety during the second quarter of 2021.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Supplemental Disclosure of Cash Flow Information:

	Years Ended December 31,
	2023	2022	2021
	(In thousands)
Cash (paid) received during the year for:
Interest, net(f)	$(156,172)	$(98,150)	$(21,702)
Income tax payments	$(18,782)	$(16,407)	$(9,880)
Income tax refunds	$1,667	$3,004	$1,762
(f)     Includes receipts of $3.2 million related to the interest rate swaps for the year ended December 31, 2023. See "Note 2—Summary of Significant Accounting Policies" and "Note 7—Long-term Debt" for additional information.
NOTE 17—CONTINGENCIES
In the ordinary course of business, the Company is a party to various lawsuits. The Company establishes accruals for specific legal matters when it determines that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable. Management has also identified certain other legal matters where it believes an unfavorable outcome is not probable and, therefore, no accrual is established. Although management currently believes that resolving claims against the Company, including claims where an unfavorable outcome is reasonably possible and for which the Company cannot estimate a loss or range of loss, will not have a material impact on the liquidity, results of operations, or financial condition of the Company, these matters are subject to inherent uncertainties and management's view of these matters may change in the future. The Company also evaluates other contingent matters, including uncertain income tax positions and non-income tax contingencies, to assess the likelihood of an unfavorable outcome and estimated extent of potential loss. It is possible that an unfavorable outcome of one or more of these lawsuits or other contingencies could have a material impact on the liquidity, results of operations, or financial condition of the Company. See "Note 14—Income Taxes" for information related to uncertain income tax positions.
NOTE 18—DISCONTINUED OPERATIONS
On May 25, 2021, IAC completed the Spin-off. Following the Spin-off, Vimeo became an independent, separately traded public company. Therefore, Vimeo is presented as a discontinued operation within the Company's financial statements for 2021. During the fourth quarter of 2022, the Company allocated to Vimeo certain federal and state net operating losses based on the filing of its 2021 tax returns. The Company recorded a $2.7 million tax benefit through discontinued operations and deferred taxes to reflect this allocation.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of the loss from discontinued operations for the period January 1, 2021 through May 25, 2021 in the statement of operations consisted of the following:

January 1 through May 25, 2021
(In thousands)
Revenue	$145,514
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	39,995
Selling and marketing expense	54,774
General and administrative expense	23,343
Product development expense	35,651
Depreciation	182
Amortization of intangibles	2,983
Total operating costs and expenses	156,928
Operating loss from discontinued operations	(11,414)
Interest expense	(140)
Other income, net	10,172
Loss from discontinued operations before taxes	(1,382)
Income tax provision	(449)
Loss from discontinued operations, net of taxes	$(1,831)
NOTE 19—RELATED PARTY TRANSACTIONS
IAC and Angi Inc.
Allocation of CEO Compensation and Certain Expenses
Joseph Levin, CEO of IAC and Chairman of Angi Inc., was appointed CEO of Angi Inc. on October 10, 2022. As a result, for the year ended December 31, 2023 and for the period from October 10, 2022 to December 31, 2022, IAC allocated $9.4 million and $2.1 million, respectively, in costs to Angi Inc. (including salary, benefits, stock-based compensation and costs related to the CEO’s office). These costs were allocated from IAC based upon time spent on Angi Inc. by Mr. Levin. Management considers the allocation method to be reasonable. The allocated costs also include costs directly attributable to Angi Inc. that were initially paid for by IAC and billed by IAC to Angi Inc.
The Combination and Related Agreements
The Company and Angi Inc., in connection with the Combination, entered into a contribution agreement; an investor rights agreement; a services agreement; a tax sharing agreement; and an employee matters agreement, which collectively govern the relationship between IAC and Angi Inc.

During the years ended December 31, 2023 and 2022, there have been no exercises and settlements of Angi Inc. stock appreciation rights, and no exercises or vestings of IAC equity awards held by Angi Inc. employees, that would require, pursuant to the employee matters agreement, reimbursement to IAC in Angi Inc. Class A and Class B common stock.
During the year ended December 31, 2021, pursuant to the employee matters agreement, 2.6 million shares of Angi Inc. Class A common stock were issued to a subsidiary of the Company as reimbursement for IAC common stock issued in connection with the exercise and settlement of certain Angi Inc. stock appreciation rights and 0.2 million shares of Angi Inc. Class B common stock were issued to a subsidiary of the Company as reimbursement for shares of IAC common stock in connection with the exercise and vesting of IAC equity awards held by Angi Inc. employees.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

IAC and Vimeo
In connection with the spin-off of Vimeo from IAC, the parties entered in several agreements to govern their relationship following the completion of the transaction, certain of which remain in effect and are as follows: a separation agreement; a tax matters agreement and an employee matters agreement. Following the completion of the transaction, Vimeo and IAC entered into certain commercial agreements, including lease agreements. The Company and Vimeo are related parties because Mr. Diller is the beneficial owner of more than 10% of the voting interests in both IAC and Vimeo.
The Company had an outstanding receivable of $0.8 million due from Vimeo pursuant to the separation agreement at December 31, 2022. This amount was included in "Other current assets" in the balance sheet and was paid in full in October 2023. At December 31, 2023, there were no outstanding receivables or payables pursuant to the separation agreement.
The Company charged Vimeo rent pursuant to lease agreements of $3.5 million and $4.6 million for the years ended December 31, 2023 and 2022, respectively, and $2.6 million for the period following the Spin-off of May 25, 2021 through December 31, 2021. At December 31, 2023, the Company has an outstanding receivable of $0.3 million due from Vimeo pursuant to the lease agreements. This amount is included in "Other non-current assets" in the balance sheet. At December 31, 2022, there were no outstanding receivables due from Vimeo pursuant to the lease agreements.
IAC and Expedia
At December 31, 2023, the Company and Expedia each had a 50% ownership interest in two aircraft that may be used by both companies. One of these aircraft was delivered in the third quarter of 2021; IAC and Expedia each made the payments to acquire their respective interest in this aircraft directly to third parties. In the fourth quarter of 2022, the Company and Expedia sold a corporate aircraft that was jointly owned for total proceeds of $19.0 million (sales price net of related costs), with each company receiving 50% of the proceeds. Members of the aircraft flight crews are employed by an entity in which the Company and Expedia each have a 50% ownership interest. The Company and Expedia have agreed to share costs relating to flight crew compensation and benefits pro-rata according to each company’s respective usage of the aircraft, for which they are separately billed by the entity described above. The Company and Expedia are related parties because Mr. Diller serves as Chairman and Senior Executive of both IAC and Expedia. For each of the years in the period ended December 31, 2023, the payments made to this entity by the Company were not material.
In addition, in December 2021, the Company and Expedia entered into an agreement pursuant to which Expedia may use certain aircraft owned 100% by a subsidiary of the Company on a cost basis. For the years ended December 31, 2023 and 2022, the payments made by Expedia to the Company pursuant to this arrangement were not material.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 20—SUBSEQUENT EVENT
On February 15, 2024, IAC completed the sale of the assets of Mosaic Group (reported within Emerging & Other) for approximately $160.0 million.
The table below reflects Mosaic Group's revenue and a reconciliation of operating income (loss) to Adjusted EBITDA for the year ended December 31, 2023 and for each of the quarters in 2023:

	Quarters Ended				Year Ended
	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023	December 31, 2023
	(In thousands)
Revenue	$40,501	$39,014	$38,672	$37,498	$155,685

Operating income (loss)	$6,243	$4,160	$(5,427)	$6,588	$11,564
Add:
Amortization of intangibles	149	149	149	48	495
Depreciation	5	4	3	3	15
Goodwill impairment	—	—	9,000	—	9,000
Adjusted EBITDA	$6,397	$4,313	$3,725	$6,639	$21,074

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
Management's Report on Internal Control Over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) for the Company. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria for effective internal control over financial reporting described in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
Based on this assessment, management has determined that, as of December 31, 2023, the Company's internal control over financial reporting is effective. The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report, included herein.
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

During the quarter ended December 31, 2023, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting. See "Item 8—Financial Statements and Supplementary Data" and "Report of Independent Registered Public Accounting Firm," which report is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of IAC Inc.
Opinion on Internal Control Over Financial Reporting
We have audited IAC Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, IAC Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2023 and 2022, and the related consolidated statements of operations, comprehensive operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 29, 2024 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
New York, New York
February 29, 2024

Item 9B.    Other Information
Rule 10b5-1 Trading Plans
During the year ended December 31, 2023, none of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading plan or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S‑K).

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
The information required by Part III (Items 10, 11, 12, 13 and 14) has been incorporated herein by reference to IAC's definitive proxy statement to be used in connection with IAC’s 2024 Annual Meeting of Stockholders (the "2024 Proxy Statement"), as set forth below in accordance with General Instruction G(3) of Form 10-K.
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by Items 401 and 405 of Regulation S-K relating to directors and executive officers of IAC and their compliance with Section 16(a) of the Exchange Act is set forth in the sections entitled "Information Concerning Director Nominees," "Information Concerning IAC Executive Officers Who Are Not Directors" and "Delinquent 16(a) Reports," respectively, in the 2024 Proxy Statement and is incorporated herein by reference. The information required by Item 406 of Regulation S-K relating to IAC's Code of Business Conduct and Ethics is set forth under the caption "Part I—Item 1—Business—Description of IAC Businesses—Additional Information—Code of Business Conduct and Ethics" of this annual report and is incorporated herein by reference. The information required by subsections (c)(3), (d)(4) and (d)(5) of Item 407 of Regulation S-K is set forth in the sections entitled "Corporate Governance" and "The Board and Board Committees" in the 2024 Proxy Statement and is incorporated herein by reference.
Item 11.    Executive Compensation
The information required by Item 402 of Regulation S-K relating to executive and director compensation and pay ratio disclosure is set forth in the sections entitled "Executive Compensation and" "Director Compensation" and "Pay Ratio Disclosure" in the 2024 Proxy Statement and is incorporated herein by reference. The information required by subsections (e)(4) and (e)(5) of Item 407 of Regulation S-K relating to certain compensation committee matters is set forth in the sections entitled "The Board and Board Committees," "Compensation Committee Report" and "Compensation Committee Interlocks and Insider Participation" in the 2024 Proxy Statement and is incorporated herein by reference; provided, however, that the information set forth in the section entitled "Compensation Committee Report" shall be deemed furnished herein and shall not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information regarding ownership of IAC common stock and Class B common stock required by Item 403 of Regulation S-K and securities authorized for issuance under IAC's various equity compensation plans required by Item 201(d) of Regulation S-K is set forth in the sections entitled "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information," respectively, in the 2024 Proxy Statement and is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
Information regarding certain relationships and related transactions involving IAC required by Item 404 of Regulation S-K and director independence determinations required by Item 407(a) of Regulation S-K is set forth in the sections entitled "Certain Relationships and Related Person Transactions" and "Corporate Governance," respectively, in the 2024 Proxy Statement and is incorporated herein by reference.
Item 14.    Principal Accountant Fees and Services
Information required by Item 9(e) of Schedule 14A regarding the fees and services of IAC's independent registered public accounting firm and the pre-approval policies and procedures applicable to services provided to IAC by such firm is set forth in the sections entitled "Fees Paid to Our Independent Registered Public Accounting Firm" and "Audit and Non-Audit Services Pre-Approval Policy," respectively, in the 2024 Proxy Statement and is incorporated herein by reference.

PART IV
Item 15.    Exhibits and Financial Statement Schedules
(a)   List of documents filed as part of this Report:

(1)   Consolidated Financial Statements of IAC
Report of Independent Registered Public Accounting Firm: Ernst & Young LLP (PCAOB ID: 42).
Consolidated Balance Sheet as of December 31, 2023 and 2022.
Consolidated Statement of Operations for the Years Ended December 31, 2023, 2022 and 2021.
Consolidated Statement of Comprehensive Operations for the Years Ended December 31, 2023, 2022 and 2021.
Consolidated Statement of Shareholders' Equity for the Years Ended December 31, 2023, 2022 and 2021.
Consolidated Statement of Cash Flows for the Years Ended December 31, 2023, 2022 and 2021.
Notes to Consolidated Financial Statements.

(2)  Consolidated Financial Statement Schedule of IAC

Schedule Number
II	Valuation and Qualifying Accounts.
All other financial statements and schedules not listed have been omitted since the required information is either included in the Consolidated Financial Statements or the notes thereto, is not applicable or is not required.

(3)   Exhibits
The exhibits listed below are filed as part of, or are incorporated by reference in, this annual report. References to "Old IAC" below refer to then IAC/InterActiveCorp under SEC File No. 000-20570. IAC/InterActiveCorp changed its name to IAC Inc., effective August 11, 2022. ANGI Homeservices Inc. changed its name to Angi Inc., effective March 17, 2021.

Exhibit No.	Description	Location
2.1	Agreement and Plan of Merger, dated as of October 6, 2021, by and among, Meredith, New Meredith, Dotdash and, for certain limited purposes set forth therein, IAC/InterActiveCorp.	Filed as Exhibit 2.1 to IAC/InterActiveCorp's Current Report on Form 8-K, filed on October 7, 2021.
2.2	Separation Agreement by and between IAC/InterActiveCorp and Vimeo, Inc., dated as of May 24, 2021.	Filed As Exhibit 2.1 to IAC/InterActiveCorp's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2021.
2.3	Agreement and Plan or Merger by and among IAC/InterActiveCorp, Buzz Merger Sub Inc. and Care.com, Inc., dated December 20, 2019.(1)	Filed as Exhibit 2.1 to Old IAC’s Current Report on Form 8-K, filed on December 23, 2019.
2.4	Transaction Agreement, dated as of December 19, 2019, by and among Old IAC, IAC/InterActiveCorp, Valentine Merger Sub LLC and Match Group, Inc.(1)	Filed as Annex A to the joint proxy statement/prospectus forming a part of IAC/InterActiveCorp’s Registration Statement on Form S-4 filed by Old IAC and IAC/InterActiveCorp on February 13, 2020.
2.5	Amendment No. 1, dated April 28, 2020, to the Transaction Agreement, dated as of December 19, 2019, by and among Old IAC, IAC/InterActiveCorp, Valentine Merger Sub LLC and Match Group, Inc.	Filed as Exhibit 2.1 to Old IAC’s Current Report on Form 8-K, filed on April 28, 2020.
2.6	Amendment No. 2, dated June 22, 2020, to the Transaction Agreement, dated as of December 19, 2019, by and among Old IAC, IAC/InterActiveCorp, Valentine Merger Sub LLC and Match Group, Inc.	Filed as Exhibit 2.1 to Old IAC’s Current Report on Form 8-K, filed on June 22, 2020.
2.7	Agreement and Plan of Merger, dated as of May 1, 2017, by and among Angie’s List, Inc., IAC/InterActiveCorp, ANGI Homeservices Inc. and Casa Merger Sub, Inc.(1)	Annex B to the Proxy Statement/Prospectus filed on August 30, 2017 by ANGI Homeservices Inc. pursuant to Rule 424(b)(3) of the Securities Act of 1933, as amended.
3.1	Restated Certificate of Incorporation of IAC Inc.	Filed as Exhibit 3.1 to IAC Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
3.2	Restated Certificate of Incorporation of IAC/InterActiveCorp.	Filed as Exhibit 3.1(c) to IAC/InterActiveCorp’s Current Report on Form 8-K filed on July 2, 2020.
3.3	Certificate of Amendment of Restated Certificate of Incorporation of IAC/InterActiveCorp.	Exhibit 4.2 to the Post-Effective Amendment No. 1 on Form S-8 to Registration Statement on Form S-4 (File No. 333-251656), filed by IAC/InterActiveCorp on May 26, 2021.
3.4	Certificate of Amendment of Restated Certificate of Incorporation of IAC Inc.	Exhibit 3.1 to IAC Inc.'s Current Report on Form 8-K, filed on August 12, 2022.
3.5	Amended and Restated By-laws of IAC Inc.	Exhibit 3.2 to IAC Inc.'s Current Report on Form 8-K, filed on August 12, 2022.
3.6	Certificate of Designations of Series A Cumulative Preferred Stock.	Filed as Exhibit 3.2 to IAC/InterActiveCorp’s Current Report on Form 8-K filed on July 2, 2020.
4.1	Description of IAC Inc. Capital Stock.	Filed as Exhibit 4.1 to IAC Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
4.2	Indenture, dated as of August 20, 2020, among ANGI Group, LLC, the guarantors party thereto and Computershare Trust Company, N.A., as trustee.	Filed as Exhibit 4.1 to the Current Report on Form 8-K filed by ANGI Homeservices Inc. on August 20, 2020.

10.1	Amended and Restated Governance Agreement, dated as of August 9, 2005, among IAC/InterActiveCorp, Liberty Media Corporation and Barry Diller.	Filed as Exhibit 10.1 to Old IAC’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005.
10.2	Letter Agreement, dated as of December 1, 2010, by and among IAC/InterActiveCorp, Liberty Media Corporation, Liberty USA Holdings, LLC and Barry Diller.	Filed as Exhibit 10.1 to Old IAC’s Current Report on Form 8-K, filed on December 6, 2010.
10.3	Letter Agreement, dated as of December 1, 2010, by and between IAC/InterActiveCorp and Barry Diller.	Filed as Exhibit 10.2 to Old IAC’s Current Report on Form 8-K, filed on December 6, 2010.
10.4	Credit Agreement, dated as of December 1, 2021, by and among Dotdash Meredith, Inc., as Borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other parties thereto.	Filed as Exhibit 10.1 to IAC/InterActiveCorp's Current Report on Form 8-K, filed on December 1, 2021.
10.5	IAC/InterActiveCorp 2018 Stock and Annual Incentive Plan.(2)	Filed as Exhibit 10.1 to Old IAC’s Current Report on Form 8-K, filed on June 29, 2018.
10.6	Form of Notice and Terms and Conditions for 2020 Five- Year Restricted Stock Unit Awards.(2)	Filed as Exhibit 10.7 to IAC/InterActiveCorp's Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
10.7	Form of Notice and Terms and Conditions for 2023 and 2024 Restricted Stock Units. (2)(3)
10.8	IAC/InterActiveCorp 2013 Stock and Annual Incentive Plan.(2)	Filed as Exhibit 10.1 to Old IAC’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013.
10.9	Form of Terms and Conditions for Stock Options granted under the IAC/InterActiveCorp 2013 Stock and Annual Incentive Plan.(2)	Filed as Exhibit 10.6 to Old IAC’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
10.10	IAC/InterActiveCorp 2008 Stock and Annual Incentive Plan.(2)	Filed as Annex F to Old IAC’s Definitive Proxy Statement, filed on July 11, 2008.
10.11	Form of Terms and Conditions for Stock Options granted under the IAC/InterActiveCorp 2008 Stock and Annual Incentive Plan.(2)	Filed as Exhibit 10.7 to Old IAC’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
10.12	IAC/InterActiveCorp Amended and Restated 2005 Stock and Annual Incentive Plan (effective December 17, 2008).(2)	Filed as Exhibit 10.8 to Old IAC’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
10.13	Form of Terms and Conditions for Stock Options granted under the IAC/InterActiveCorp 2005 Stock and Annual Incentive Plan.(2)	Filed as Exhibit 10.1 to Old IAC’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2008.
10.14	Summary of Non-Employee Director Compensation Arrangements.(2)	Filed as Exhibit 10.16 to IAC/InterActiveCorp's Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
10.15	2011 IAC/InterActiveCorp Deferred Compensation Plan for Non-Employee Directors.(2)	Filed as Exhibit 10.1 to Old IAC's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2011.

10.16	Equity and Bonus Compensation Arrangement, dated as of August 24, 1995, between Barry Diller and the Registrant.(2)	Filed as Exhibit 10.26 to Old IAC’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
10.17	Employment Agreement between Joseph Levin and IAC/InterActiveCorp, dated as of November 5, 2020.(2)	Filed as Exhibit 10.1 to IAC/InterActiveCorp’s Current Report on Form 8-K, filed on November 6, 2020.
10.18	Amended and Restated Restricted Stock Agreement, dated as of June 7, 2021, by and between Joseph Levin and IAC/InterActiveCorp.(2)	Filed as Exhibit 10.1 to IAC/InterActiveCorp's Current Report on Form 8-K, filed on June 8, 2021.
10.19	Second Amended and Restated Employment Agreement between Victor A. Kaufman and IAC/InterActiveCorp, dated as of March 15, 2012.(2)	Filed as Exhibit 10.1 to Old IAC’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012.

10.20	Employment Agreement between Christopher Halpin and IAC/InterActiveCorp, dated as of January 4, 2022.(2)	Filed as Exhibit 10.19 to IAC/InterActiveCorp's Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
10.21	Employment Agreement between Mark Stein and IAC/InterActiveCorp, dated as of June 28, 2018.(2)	Filed as Exhibit 10.2 to Old IAC’s Current Report on Form 8-K, filed on June 29, 2018.
10.22	Amendment No. 1 to Employment Agreement, dated as of March 1, 2023, between IAC Inc. and Mark Stein.(2)	Filed as Exhibit 10.1 to IAC's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023.
10.23	Employment Agreement between Kendall Handler and IAC/InterActiveCorp, dated as of December 31, 2020.(2)	Filed as Exhibit 10.25 to IAC/InterActiveCorp's Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
10.24	Google Services Agreement, dated as of October 26, 2015, between IAC/InterActiveCorp and Google Inc.(3)(4)
10.25	Amendment No. 3 to Google Services Agreement, dated as of February 11, 2019 (with an effective date of April 1, 2020), between IAC/InterActiveCorp and Google LLC.(3)(4)
10.26	Amendment No. 4 to Google Services Agreement, dated as of August 23, 2021 (with an effective date of August 1, 2021), between IAC/InterActiveCorp and Google LLC and certain of their respective subsidiaries.(3)(4)
10.27	Employee Matters Agreement by and between IAC/InterActiveCorp and Vimeo, Inc., dated as of May 24, 2021.	Filed as Exhibit 10.2 to IAC/InterActiveCorp's Current Report on Form 8-K, filed on May 28, 2021.
10.28	Tax Matters Agreement by and between IAC/InterActiveCorp and Vimeo, Inc., dated as of May 24, 2021.	Filed as Exhibit 10.3 to IAC/InterActiveCorp's Current Report on Form 8-K, filed on May 28, 2021.
10.29	Transition Services Agreement by and between IAC/InterActiveCorp and Vimeo, Inc., dated as of May 24, 2021.	Filed as Exhibit 10.1 to IAC/InterActiveCorp's Current Report on Form 8-K, filed on May 28, 2021.
10.30	Amended and Restated Employee Matters Agreement, dated as of June 30, 2020, by and between IAC/InterActiveCorp and Match Group, Inc.	Filed as Exhibit 10.3 to IAC/InterActiveCorp's Current Report on Form 8-K, filed on July 2, 2020.
10.31	Tax Matters Agreement, dated as of June 30, 2020, by and between IAC/InterActiveCorp and Match Group, Inc.	Filed as Exhibit 10.2 to IAC/InterActiveCorp’s Current Report on Form 8-K, filed on July 2, 2020.
10.32	Transition Services Agreement, dated as of June 30, 2020, by and between IAC/InterActiveCorp and Match Group, Inc.	Filed as Exhibit 10.1 to IAC/InterActiveCorp’s Current Report on Form 8-K, filed on July 2, 2020.
10.33	Contribution Agreement, dated as of September 29, 2017, by and between IAC/InterActiveCorp and ANGI Homeservices Inc.	Filed as Exhibit 2.1 to Old IAC’s Current Report on Form 8-K, filed on October 2, 2017.
10.34	Employee Matters Agreement, dated as of September 29, 2017, by and between IAC/InterActiveCorp and ANGI Homeservices Inc.(1)	Filed as Exhibit 2.5 to Old IAC’s Current Report on Form 8-K, filed on October 2, 2017.
10.35	Investor Rights Agreement, dated as of September 29, 2017, by and between IAC/InterActiveCorp and ANGI Homeservices Inc.	Filed as Exhibit 2.2 to Old IAC’s Current Report on Form 8-K, filed on October 2, 2017.
10.36	Tax Sharing Agreement, dated as of September 29, 2017, by and between IAC/InterActiveCorp and ANGI Homeservices Inc.	Filed as Exhibit 2.4 to Old IAC’s Current Report on Form 8-K, filed on October 2, 2017.

10.37	Services Agreement, dated as of September 29, 2017, by and between IAC/InterActiveCorp and ANGI Homeservices Inc.(1)	Filed as Exhibit 2.3 to Old IAC’s Current Report on Form 8-K, filed on October 2, 2017.
21.1	Subsidiaries of the Registrant as of December 31, 2023.(3)
23.1	Consent of Ernst & Young LLP.(3)
23.2	Consent of Deloitte & Touche LLP.(3)
31.1	Certification of the Chairman and Senior Executive pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(3)
31.2	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(3)
31.3	Certification of the Chief Financial Officer and Chief Operating Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(3)

32.1	Certification of the Chairman and Senior Executive pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(5)
32.2	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(5)
32.3	Certification of the Chief Financial Officer and Chief Operating Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(5)
97.1	IAC Inc.’s Clawback Policy(3)
99.1	Voting Agreement, dated as of November 5, 2020, by and among Barry Diller, The Arrow 1999 Trust, dated September 16, 1999, as amended, The AVF Trust U/A/D February 17, 2016, The TVF Trust U/A/D February 17, 2016, The TALT Trust U/A/D February 17, 2016, and Joseph M. Levin.	Filed as Exhibit 99.1 to IAC/InterActiveCorp’s Current Report on Form 8-K, filed on November 6, 2020.
99.2
Consolidated Financial Statements of MGM Resorts International, Report of Independent Registered Public Accounting Firm thereon and Notes to such Consolidated Financial Statements - Incorporated by reference to Item 8 of MGM Resorts International's Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (File No. 001-10362) filed with the Securities and Exchange Commission on February 23, 2024.

Item 8 of MGM Resorts International's Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (File No. 001-10362) filed with the Securities and Exchange Commission on February 23, 2024.

101.INS	Inline XBRL Instance (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)(3)
101.SCH	Inline XBRL Taxonomy Extension Schema(3)
101.CAL	Inline XBRL Taxonomy Extension Calculation(3)
101.DEF	Inline XBRL Taxonomy Extension Definition(3)
101.LAB	Inline XBRL Taxonomy Extension Labels(3)
101.PRE	XBRL Taxonomy Extension Presentation(3)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_______________________________________________________________________________

(1)Annexes, schedules and/or exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish on a supplemental basis a copy of any omitted attachment to the SEC on a confidential basis upon request.
(2)Reflects management contracts and management and director compensatory plans.
(3)Filed herewith.
(4)Certain confidential information has been omitted from this exhibit pursuant to applicable SEC rules.
(5)Furnished herewith.

Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 29, 2024	IAC INC.
	By:	/s/ CHRISTOPHER HALPIN
Christopher Halpin
Executive Vice President, Chief Financial Officer and Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 29, 2024:

Signature	Title

/s/ BARRY DILLER	Chairman of the Board, Senior Executive and Director
Barry Diller

/s/ JOSEPH LEVIN	Chief Executive Officer and Director
Joseph Levin

/s/ VICTOR A. KAUFMAN	Vice Chairman and Director
Victor A. Kaufman
/s/ CHRISTOPHER HALPIN	Executive Vice President, Chief Financial Officer and Chief Operating Officer
Christopher Halpin

/s/ ERIK BRADBURY	Senior Vice President and Controller (Chief Accounting Officer)
Erik Bradbury

/s/ CHELSEA CLINTON	Director
Chelsea Clinton

/s/ MICHAEL D. EISNER	Director
Michael D. Eisner

/s/ BONNIE S. HAMMER	Director
Bonnie S. Hammer

/s/ BRYAN LOURD	Director
Bryan Lourd

/s/ DAVID S. ROSENBLATT	Director
David S. Rosenblatt

/s/ MARIA SEFERIAN	Director
Maria Seferian

/s/ ALAN G. SPOON	Director
Alan G. Spoon

/s/ ALEXANDER VON FURSTENBERG	Director
Alexander von Furstenberg

/s/ RICHARD F. ZANNINO	Director
Richard F. Zannino

Schedule II
IAC INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charges to Earnings		Charges to Other Accounts		Deductions		Balance at End of Period
	(In thousands)
2023
Allowance for credit losses	$50,971	$87,729	(a)	$174		$(106,495)	(b)	$32,379
Deferred tax valuation allowance	$124,012	$4,373	(c)	$3,673	(d)	$—		$132,058
Other reserves	$1,880							$1,391
2022
Allowance for credit losses	$36,637	$116,553	(a)	$109		$(102,328)	(b)	$50,971
Deferred tax valuation allowance	$112,640	$(4,497)	(e)	$15,869	(f)	$—		$124,012
Other reserves	$2,530							$1,880
2021
Allowance for credit losses	$27,178	$89,893	(a)	$123		$(80,557)	(b)	$36,637
Deferred tax valuation allowance	$111,691	$(1,620)	(g)	$2,569	(h)	$—		$112,640
Other reserves	$—							$2,530
_________________________________________________________
(a)     Additions to the allowance for credit losses are charged to expense.
(b)    Amount is primarily write-offs of fully reserved accounts receivable, net of recoveries.
(c)    Amount primarily relates to a net increase in unbenefited capital losses and foreign net operating losses ("NOLs"), partially offset by expiring foreign tax credits.
(d)    Amount primarily relates to currency translation adjustments on foreign NOLs.
(e)    Amount primarily relates to a decrease in federal NOLs, partially offset by a net increase in unbenefited capital losses.
(f)    Amount primarily relates to a change in judgement on the realizability of foreign NOLs related to Meredith, acquired by Dotdash on December 1, 2021, partially offset by currency translation adjustments on foreign NOLs.
(g)    Amount primarily relates to a decrease in both foreign NOLs and unbenefited capital losses, partially offset by an increase in federal NOLs.
(h)     Amount primarily relates to acquired foreign and state NOLs, partially offset by currency translation adjustments on foreign NOLs.