Form 10-Q
period 2024-03-31
IAC Inc.
filed 2024-05-07
CIK 1800227

As filed with the Securities and Exchange Commission on May 7, 2024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of May 3, 2024, the following shares of the registrant's common stock were outstanding:

Common Stock	80,304,683
Class B common stock	5,789,499
Total	86,094,182

PART I
FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements
IAC INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	March 31, 2024	December 31, 2023
	(In thousands, except par value amounts)
ASSETS
Cash and cash equivalents	$1,506,988	$1,297,445
Marketable securities	136,459	148,998
Accounts receivable, net	463,785	536,650
Other current assets	203,924	257,499
Total current assets	2,311,156	2,240,592

Capitalized software, buildings, land, equipment and leasehold improvements, net	424,534	455,281
Goodwill	2,878,872	3,024,266
Intangible assets, net of accumulated amortization	830,263	874,705
Investment in MGM Resorts International	3,055,601	2,891,850
Long-term investments	402,085	411,216
Other non-current assets	457,099	473,267
TOTAL ASSETS	$10,359,610	$10,371,177

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Current portion of long-term debt	$34,375	$30,000
Accounts payable, trade	83,842	105,514
Deferred revenue	128,246	143,449
Accrued expenses and other current liabilities	608,998	671,527
Total current liabilities	855,461	950,490

Long-term debt, net	1,982,128	1,993,154
Deferred income taxes	210,727	164,612
Other long-term liabilities	461,830	474,540

Redeemable noncontrolling interests	32,622	33,378

Commitments and contingencies

SHAREHOLDERS' EQUITY:
Common Stock, $0.0001 par value; authorized 1,600,000 shares; 84,638 and 84,465 shares issued and 80,288 and 80,115 shares outstanding at March 31, 2024 and December 31, 2023, respectively	8	8
Class B common stock, $0.0001 par value; authorized 400,000 shares; 5,789 shares issued and outstanding at March 31, 2024 and December 31, 2023	1	1
Additional paid-in-capital	6,346,106	6,340,312
Retained earnings	45,954	923
Accumulated other comprehensive loss	(6,893)	(10,942)
Treasury stock, 4,350 shares at March 31, 2024 and December 31, 2023	(252,441)	(252,441)
Total IAC shareholders' equity	6,132,735	6,077,861
Noncontrolling interests	684,107	677,142
Total shareholders' equity	6,816,842	6,755,003
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$10,359,610	$10,371,177
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2024	2023
	(In thousands, except per share data)
Revenue	$929,680	$1,084,271
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	271,964	342,929
Selling and marketing expense	343,925	403,297
General and administrative expense	212,669	273,076
Product development expense	86,999	84,787
Depreciation	36,573	61,172
Amortization of intangibles	36,728	54,606
Total operating costs and expenses	988,858	1,219,867
Operating loss	(59,178)	(135,596)
Interest expense	(39,718)	(38,172)
Unrealized gain on investment in MGM Resorts International	163,751	704,840
Other income, net	34,805	23,749
Earnings before income taxes	99,660	554,821
Income tax provision	(54,688)	(139,502)
Net earnings	44,972	415,319
Net loss attributable to noncontrolling interests	59	2,456
Net earnings attributable to IAC shareholders	$45,031	$417,775

Per share information attributable to IAC common stock and Class B common stock shareholders:
Basic earnings per share	$0.52	$4.72
Diluted earnings per share	$0.51	$4.57

Stock-based compensation expense by function:
Cost of revenue	$493	$19
Selling and marketing expense	1,641	1,743
General and administrative expense	24,954	22,844
Product development expense	1,819	4,335
Total stock-based compensation expense	$28,907	$28,941
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Net earnings	$44,972	$415,319
Other comprehensive income (loss), net of income taxes:
Change in foreign currency translation adjustment	218	919
Change in net unrealized gains (losses) on interest rate swaps	3,697	(2,287)
Change in unrealized gains and losses on available-for-sale marketable debt securities	(22)	(26)
Total other comprehensive income (loss), net of income taxes	3,893	(1,394)
Comprehensive income, net of income taxes	48,865	413,925
Components of comprehensive loss (income) attributable to noncontrolling interests:
Net loss attributable to noncontrolling interests	59	2,456
Change in foreign currency translation adjustment attributable to noncontrolling interests	154	(116)
Comprehensive loss attributable to noncontrolling interests	213	2,340
Comprehensive income attributable to IAC shareholders	$49,078	$416,265
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Three Months Ended March 31, 2024 and 2023
(Unaudited)

	Redeemable Noncontrolling Interests	Common Stock, $0.0001 par value		Class B common stock, $0.0001 par value		Additional Paid-in-Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total IAC Shareholders' Equity	Noncontrolling Interests	Total Shareholders' Equity
		$	Shares	$	Shares
		(In thousands)
Balance at December 31, 2023	$33,378	$8	84,465	$1	5,789	$6,340,312	$923	$(10,942)	$(252,441)	$6,077,861	$677,142	$6,755,003
Net (loss) earnings	(9)	—	—	—	—	—	45,031	—	—	45,031	(50)	44,981
Other comprehensive income (loss), net of income taxes	—	—	—	—	—	—	—	4,047	—	4,047	(154)	3,893
Stock-based compensation expense	—	—	—	—	—	19,510	—	—	—	19,510	11,019	30,529
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	—	173	—	—	(8,123)	—	—	—	(8,123)	—	(8,123)
Issuance of Angi Inc. common stock pursuant to stock-based awards, net of withholding taxes	—	—	—	—	—	(1,858)	—	2	—	(1,856)	(1,408)	(3,264)
Purchase of Angi Inc. treasury stock	—	—	—	—	—	(6,700)	—	—	—	(6,700)	—	(6,700)
Adjustment of noncontrolling interests to redemption amount	(505)	—	—	—	—	505	—	—	—	505	—	505
Adjustment to the liquidation value of Vivian Health preferred shares	—	—	—	—	—	2,442	—	—	—	2,442	(2,442)	—
Other	(242)	—	—	—	—	18	—	—	—	18		18
Balance at March 31, 2024	$32,622	$8	84,638	$1	5,789	$6,346,106	$45,954	$(6,893)	$(252,441)	$6,132,735	$684,107	$6,816,842

Balance at December 31, 2022	$27,235	$8	$84,184	$1	$5,789	$6,295,080	$(265,019)	$(13,133)	$(85,323)	$5,931,614	$640,920	$6,572,534
Net (loss) earnings	(254)	—	—	—	—	—	417,775	—	—	417,775	(2,202)	415,573
Other comprehensive (loss) income, net of income taxes	—	—	—	—	—	—	—	(1,510)	—	(1,510)	116	(1,394)
Stock-based compensation expense	—	—	—	—	—	16,063	—	—	—	16,063	13,870	29,933
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	—	73	—	—	(1,850)	—	—	—	(1,850)	—	(1,850)
Issuance of Angi Inc. common stock pursuant to stock-based awards, net of withholding taxes	—	—	—	—	—	(4,699)	—	2	—	(4,697)	2,287	(2,410)
Purchase of IAC treasury stock	—	—	—	—	—	—	—	—	(91,729)	(91,729)	—	(91,729)
Adjustment of noncontrolling interests to redemption amount	208	—	—	—	—	(208)	—	—	—	(208)	—	(208)
Adjustment to the liquidation value of Vivian Health preferred shares	—	—	—	—	—	1,812	—	—	—	1,812	(1,812)	—
Other	—	—	—	—	—	31	—	—	—	31	—	31
Balance at March 31, 2023	$27,189	$8	$84,257	$1	$5,789	$6,306,229	$152,756	$(14,641)	$(177,052)	$6,267,301	$653,179	$6,920,480

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Cash flows from operating activities:
Net earnings	$44,972	$415,319
Adjustments to reconcile net earnings to net cash provided by operating activities:
Unrealized gain on investment in MGM Resorts International	(163,751)	(704,840)
(Gains) losses on sales of businesses and investments in equity securities (including downward adjustments), net	(25,941)	2,451
Deferred income taxes	44,975	127,154
Amortization of intangibles	36,728	54,606
Depreciation	36,573	61,172
Stock-based compensation expense	28,907	28,941
Provision for credit losses	16,139	24,826
Non-cash lease expense (including right-of-use asset impairments)	14,794	58,656
Unrealized decrease (increase) in the estimated fair value of a warrant	10,231	(5,940)
Other adjustments, net	(6)	(4,076)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	56,084	43,023
Other assets	44,493	26,978
Operating lease liabilities	(17,338)	(19,723)
Accounts payable and other liabilities	(89,548)	(107,356)
Income taxes payable and receivable	8,800	8,610
Deferred revenue	17,942	15,366
Net cash provided by operating activities	64,054	25,167
Cash flows from investing activities:
Capital expenditures	(15,712)	(21,863)
Net proceeds from the sales of businesses and investments	159,678	1,179
Net proceeds from sales of assets	12,660	29,388
Proceeds from maturities of marketable debt securities	137,500	137,500
Purchases of marketable debt securities	(123,104)	(98,520)
Other, net	1,199	4,290
Net cash provided by investing activities	172,221	51,974
Cash flows from financing activities:
Principal payments on Dotdash Meredith Term Loans	(7,500)	(7,500)
Withholding taxes paid on behalf of IAC employees on net settled stock-based awards	(8,248)	(2,236)
Withholding taxes paid on behalf of Angi Inc. employees on net settled stock-based awards	(3,214)	(1,379)
Purchases of Angi Inc. treasury stock	(6,860)	—
Purchases of IAC treasury stock	—	(84,720)
Other, net	(152)	(140)
Net cash used in financing activities	(25,974)	(95,975)
Total cash provided (used)	210,301	(18,834)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(741)	322
Net increase (decrease) in cash and cash equivalents and restricted cash	209,560	(18,512)
Cash and cash equivalents and restricted cash at beginning of period	1,306,241	1,426,069
Cash and cash equivalents and restricted cash at end of period	$1,515,801	$1,407,557
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
Total Home Roofing, LLC Sale
On November 1, 2023, Angi Inc. completed the sale of 100% of its wholly-owned subsidiary, Total Home Roofing, LLC ("Roofing"), and has reflected it as a discontinued operation in its standalone financial statements. Roofing does not meet the threshold to be reflected as a discontinued operation at the IAC level. During the fourth quarter of 2023, IAC moved Roofing to Emerging & Other and prior period financial information has been recast to conform to this presentation. Following IAC's move of Roofing to Emerging & Other, Angi Inc. has three operating segments: (i) Ads and Leads, (ii) Services and (iii) International (includes Europe and Canada).
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
The unaudited interim financial statements have been prepared in accordance with GAAP for interim financial information and with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and notes required by GAAP for complete annual financial statements. In the opinion of management, the unaudited interim financial statements include all normal recurring adjustments considered necessary for a fair presentation. Interim results are not necessarily indicative of the results that may be expected for the full year. The unaudited interim financial statements should be read in conjunction with the annual audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.
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
On an ongoing basis, the Company evaluates its estimates, judgments and assumptions, including those related to: the fair values of cash equivalents and marketable debt and equity securities; the carrying value of accounts receivable, including the determination of the allowance for credit losses; the determination of the customer relationship period for certain costs to obtain a contract with a customer; the recoverability of right-of-use assets ("ROU assets"); the useful lives and recoverability of capitalized software, buildings, equipment and leasehold improvements and definite-lived intangible assets; the recoverability of goodwill and indefinite-lived intangible assets; the fair value of equity securities without readily determinable fair values; the fair value of interest rate swaps; contingencies; unrecognized tax benefits; the liability for potential refunds and customer credits; the valuation allowance for deferred income tax assets; pension and postretirement benefit expenses, including actuarial assumptions regarding discount rates, expected returns on plan assets, inflation and healthcare costs; and the fair value of and forfeiture rates for stock-based awards, among others. The Company bases its estimates, judgments and assumptions on historical experience, its forecasts and budgets and other factors that the Company considers relevant.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Interest Rate Swaps
In March 2023, Dotdash Meredith entered into interest rate swaps for a total notional amount of $350 million, which synthetically converted a portion of the Dotdash Meredith Term Loan B from a variable rate to a fixed rate to manage interest rate risk exposure, beginning on April 3, 2023. Dotdash Meredith designated the interest rate swaps as cash flow hedges and applies hedge accounting to these contracts in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 815, Derivatives and Hedging. As cash flow hedges, the interest rate swaps are recognized at fair value on the balance sheet as either assets or liabilities, with the changes in fair value recorded in "Accumulated other comprehensive loss" in the balance sheet and reclassified into “Interest expense” in the statement of operations in the periods in which the interest rate swaps affect earnings. Dotdash Meredith assessed hedge effectiveness at the time of entering into these agreements and determined these interest rate swaps are expected to be highly effective. Dotdash Meredith evaluates the hedge effectiveness of the interest rate swaps quarterly, or more frequently, if necessary, by verifying (i) that the critical terms of the interest rate swaps continue to match the critical terms of the hedged interest payments and (ii) that it is probable the counterparties will not default. If the two requirements are met, the interest rate swaps are determined to be effective and all changes in the fair value of the interest rate swaps are recorded in "Accumulated other comprehensive loss." The cash flows related to interest settlements of the hedged monthly interest payments are classified as operating activities in the statement of cash flows, consistent with the interest expense on the related Dotdash Meredith Term Loan B. See "Note 3—Long-term Debt" for additional information.
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
Deferred Revenue
Deferred revenue consists of payments that are received or are contractually due in advance of the Company's performance obligation. The Company’s deferred revenue is reported on a contract-by-contract basis at the end of each reporting period. The Company classifies deferred revenue as current when the remaining term or expected completion of its performance obligation is one year or less. The current and non-current deferred revenue balances were $128.2 million and $0.2 million, respectively, at March 31, 2024, and $143.4 million and $0.1 million, respectively, at December 31, 2023. During the three months ended March 31, 2024, the Company recognized $79.2 million of revenue that was included in the deferred revenue balance at December 31, 2023. The deferred revenue balance at March 31, 2024 also reflects the reduction of $33.2 million related to the sale of Mosaic Group in the first quarter of 2024. During the three months ended March 31, 2023, the Company recognized $95.6 million of revenue that was included in the deferred revenue balance at December 31, 2022. The current and non-current deferred revenue balances were $157.1 million and $0.2 million, respectively, at December 31, 2022. Non-current deferred revenue is included in "Other long-term liabilities" in the balance sheet.
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

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The Company also applies the practical expedient to expense sales commissions as incurred where the anticipated customer relationship period is one year or less.

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
For the three months ended March 31, 2024 and 2023, total revenue earned from Google was $131.4 million and $172.9 million, respectively, representing 14% and 16%, respectively, of the Company's revenue. The total revenue earned from the Services Agreement for the three months ended March 31, 2024 and 2023 was $102.9 million and $138.8 million, respectively, representing 11% and 13%, respectively, of the Company's total revenue. The related accounts receivable totaled $45.7 million and $52.2 million at March 31, 2024 and December 31, 2023, respectively.
The revenue attributable to the Services Agreement is earned by Ask Media Group and the Desktop business, which comprise the Search segment. For the three months ended March 31, 2024 and 2023, revenue earned from the Services Agreement was $85.4 million and $120.3 million, respectively, within Ask Media Group and $17.4 million and $18.5 million, respectively, within the Desktop business.
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
Recent Accounting Pronouncements
Recent Accounting Pronouncements Adopted by the Company
There were no recently issued accounting pronouncements adopted by the Company during the three months ended March 31, 2024.
Recent Accounting Pronouncements Not Yet Adopted by the Company
Accounting Standards Update ("ASU") 2023-07—Segment Reporting (Topic 280)—Improvements to Reportable Segment Disclosures
In November 2023, the FASB issued ASU No. 2023-07, which is intended to provide users of financial statements with more decision-useful information about reportable segments of a public business entity, primarily through enhanced disclosures of significant segment expenses. This ASU requires annual and interim disclosures of significant expenses that are regularly provided to the chief operating decision maker ("CODM") and included within each reported measure of segment profit or loss and an amount and description of its composition of other segment items. The provisions of this ASU also require entities to include all annual disclosures required by Topic 280 in the interim periods and permits entities to include multiple measures of a segment's profit or loss if such measures are used by the CODM to assess segment performance and determine allocation of resources, provided that at least one of those measures is determined in a way that is consistent with the measurement principles under GAAP. The amendments in ASU 2023-07 apply retrospectively and are effective for fiscal years beginning after December 15, 2023 and interim periods after December 15, 2024. Early adoption is permitted. The Company does not plan to early adopt and is currently assessing the impact of adopting the updated guidance on the financial statements.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
NOTE 2—FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
Marketable Securities
At March 31, 2024 and December 31, 2023, the fair value of marketable securities are as follows:

	March 31, 2024	December 31, 2023
	(In thousands)
Available-for-sale marketable debt securities	$136,459	$148,998
Total marketable securities	$136,459	$148,998
Marketable securities are carried at fair value. The Company has no investments in marketable equity securities, following the change in classification of its investment in MGM Resorts International ("MGM") to an equity method investment in the fourth quarter of 2023, described below. At March 31, 2023, the Company had two investments in marketable equity securities, other than its investment in MGM, including one investment that was fully impaired in the first quarter of 2023 due to the investee declaring bankruptcy and another investment that was sold in the third quarter of 2023. The Company recorded net unrealized pre-tax losses for these investments of $1.2 million during the three months ended March 31, 2023. The unrealized pre-tax losses related to these investments are included in "Other income, net" in the statement of operations.
At March 31, 2024 and December 31, 2023, current available-for-sale marketable debt securities are as follows:

	March 31, 2024				December 31, 2023
	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Treasury discount notes	$136,460	$1	$(2)	$136,459	$148,971	$27	$—	$148,998
Total available-for-sale marketable debt securities	$136,460	$1	$(2)	$136,459	$148,971	$27	$—	$148,998
The contractual maturities of debt securities classified as current available-for-sale at March 31, 2024 and December 31, 2023 were within one year. There were no investments in available-for-sale marketable debt securities that had been in a continuous unrealized loss position for longer than twelve months at March 31, 2024 and December 31, 2023.
Investment in MGM Resorts International

	March 31, 2024	December 31, 2023
	(In thousands)
Investment in MGM	$3,055,601	$2,891,850

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
At March 31, 2024, the Company owns 64.7 million common shares of MGM which represents 20.6% of MGM's common shares outstanding. During the fourth quarter of 2023, due to MGM's ongoing share repurchase program, which increased the Company's ownership interest passively, the Company determined that the equity method of accounting applied and elected to account for its investment in MGM pursuant to the fair value option. Prior to the fourth quarter of 2023, the Company's investment in MGM was accounted for as an equity security with a readily determinable fair value, with changes in fair value recognized through income each period. Since the Company has always marked its investment in MGM to fair value through income each period the election of the fair value option results in no change from its historical accounting for this investment. The fair value of the investment in MGM is remeasured each reporting period based upon MGM's closing stock price on the New York Stock Exchange on the last trading day in the reporting period and any unrealized pre-tax gains or losses are included in the statement of operations. For the three months ended March 31, 2024 and 2023, the Company recognized an unrealized pre-tax gain of $163.8 million and $704.8 million, respectively, on its investment in MGM. The cumulative unrealized net pre-tax gain through March 31, 2024 is $1.8 billion. A $2.00 increase or decrease in the share price of MGM would result in an unrealized gain or loss, respectively, of $129.4 million. At May 3, 2024, the fair value of the Company's investment in MGM was $2.66 billion.
The following table presents MGM's summarized financial information for the three months ended March 31, 2024. As noted above, the Company has elected to account for its investment in MGM pursuant to the fair value option. By electing the fair value option, the Company’s investment in MGM is remeasured each reporting period with any changes recognized through income based on MGM’s closing stock price. As a result, the value of our investment and the financial impacts in any given period are not necessarily correlated with the income statement information presented below.

Three Months Ended March 31, 2024
(In thousands)
Revenues	$4,383,470
Expenses	$3,899,968
Net income	$299,726
Net income attributable to MGM	$217,476
Long-term Investments
Long-term investments consist of:

	March 31, 2024	December 31, 2023
	(In thousands)
Equity securities without readily determinable fair values	$396,981	$404,848
Other	5,104	6,368
Total long-term investments	$402,085	$411,216

Equity Securities without Readily Determinable Fair Values
The following table presents a summary of unrealized pre-tax gains and losses recorded in "Other income, net" in the statement of operations as adjustments to the carrying value of equity securities without readily determinable fair values held at March 31, 2024 and 2023.

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Downward adjustments including impairments (gross unrealized pre-tax losses)	$(7,867)	$(822)
Total	$(7,867)	$(822)

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The cumulative upward and downward adjustments (including impairments) to the carrying value of equity securities without readily determinable fair values held at March 31, 2024 were $37.8 million and $133.8 million, respectively.
Realized and unrealized pre-tax gains and losses for the Company's investments without readily determinable fair values for the three months ended March 31, 2024 and 2023 are as follows:

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Realized pre-tax gains, net, for equity securities sold	$4,434	$7
Unrealized pre-tax losses, net, on equity securities held	(7,867)	(822)
Total pre-tax losses, net recognized	$(3,433)	$(815)
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

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following tables present the Company's financial instruments that are measured at fair value on a recurring basis:

	March 31, 2024
	Level 1	Level 2	Level 3	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$901,889	$—	$—	$901,889
Treasury discount notes	—	273,747	—	273,747
Time deposits	—	19,288	—	19,288
Marketable securities:
Treasury discount notes	—	136,459	—	136,459
Investment in MGM	3,055,601	—	—	3,055,601
Other non-current assets:
Warrant	—	—	39,400	39,400
Interest rate swaps(a)	—	3,914	—	3,914
Total	$3,957,490	$433,408	$39,400	$4,430,298
_____________________
(a)    Interest rate swaps relate to the $350 million notional amount entered into to hedge Dotdash Meredith's Term Loan B. The related asset at March 31, 2024 and liability at December 31, 2023 are included in "Other non-current assets" and "Other long-term liabilities," respectively, in the balance sheet. See "Note 1—The Company and Summary of Significant Accounting Policies" and "Note 3—Long-term Debt" for additional information. The fair value of interest rate swaps was determined using discounted cash flows derived from observable market prices, including swap curves, which are Level 2 inputs.

	December 31, 2023
	Level 1	Level 2	Level 3	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$910,849	$—	$—	$910,849
Treasury discount notes	—	87,251	—	87,251
Time deposits	—	19,497	—	19,497
Marketable securities:
Treasury discount notes	—	148,998	—	148,998
Investment in MGM	2,891,851	—	—	2,891,851
Other non-current assets:
Warrant	—	—	49,631	49,631
Total	$3,802,700	$255,746	$49,631	$4,108,077

Liabilities:
Other long-term liabilities
Interest rate swaps(a)	$—	$(907)	$—	$(907)

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table presents the changes in the Company's financial instruments that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended March 31,
	2024	2023
	Warrant	Warrant
	(In thousands)
Balance at January 1	$49,631	$46,799
Total net (losses) gains:
Fair value adjustments included in earnings	(10,231)	5,940
Balance at March 31	$39,400	$52,739
Warrant
The Company owns preferred shares of Turo Inc. ("Turo"), a peer-to-peer car sharing marketplace, which is accounted for as an equity security without a readily determinable fair value, as the preferred shares are not common stock equivalents. As part of the Company's original investment in Turo preferred shares, the Company received a warrant that is recorded at fair value each reporting period using an option pricing model with any change in fair value included in "Other income, net" in the statement of operations. The warrant is measured using significant unobservable inputs and is classified in the fair value hierarchy table as Level 3. The warrant is included in "Other non-current assets" in the balance sheet.
Assets measured at fair value on a nonrecurring basis
The Company's non-financial assets, such as goodwill, intangible assets, ROU assets, capitalized software, buildings, equipment and leasehold improvements, are adjusted to fair value only when an impairment is recognized. The Company's financial assets, comprising equity securities without readily determinable fair values, are adjusted to fair value when observable price changes for similar or identical securities are identified or an impairment is recognized. Such fair value measurements are based predominantly on Level 3 inputs.
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
Financial instruments measured at fair value only for disclosure purposes
The total fair value of the outstanding long-term debt, including the current portion, is estimated using observable market prices or indices for similar liabilities, which are Level 2 inputs, and was approximately $1.95 billion at both March 31, 2024 and December 31, 2023.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 3—LONG-TERM DEBT
Long-term debt consists of:

	March 31, 2024	December 31, 2023
	(In thousands)
Dotdash Meredith Debt
Dotdash Meredith Term Loan A ("Dotdash Meredith Term Loan A") due December 1, 2026	$310,625	$315,000
Dotdash Meredith Term Loan B ("Dotdash Meredith Term Loan B") due December 1, 2028	1,221,875	1,225,000
Total Dotdash Meredith long-term debt	1,532,500	1,540,000
Less: current portion of Dotdash Meredith long-term debt	34,375	30,000
Less: original issue discount	4,259	4,470
Less: unamortized debt issuance costs	7,979	8,423
Total Dotdash Meredith long-term debt, net	1,485,887	1,497,107

ANGI Group Debt
3.875% ANGI Group Senior Notes due August 15, 2028 ("ANGI Group Senior Notes"); interest payable each February 15 and August 15	500,000	500,000
Less: unamortized debt issuance costs	3,759	3,953
Total ANGI Group long-term debt, net	496,241	496,047

Total long-term debt, net	$1,982,128	$1,993,154
Dotdash Meredith Term Loans and Dotdash Meredith Revolving Facility
On December 1, 2021, Dotdash Meredith entered into a credit agreement ("Dotdash Meredith Credit Agreement"), which provides for (i) the five-year $350 million Dotdash Meredith Term Loan A, (ii) the seven-year $1.25 billion Dotdash Meredith Term Loan B (and together with the Dotdash Meredith Term Loan A, the "Dotdash Meredith Term Loans") and (iii) a five-year $150 million revolving credit facility ("Dotdash Meredith Revolving Facility"). The Dotdash Meredith Term Loan A bears interest at an adjusted term secured overnight financing rate ("Adjusted Term SOFR") as defined in the Dotdash Meredith Credit Agreement plus an applicable margin depending on Dotdash Meredith's most recently reported consolidated net leverage ratio, as defined in the Dotdash Meredith Credit Agreement. The adjustment to the secured overnight financing rate is fixed at 0.10% for the Dotdash Meredith Term Loan A. The Dotdash Meredith Term Loan B has a varying adjustment of 0.10%, 0.15% or 0.25% based upon the duration of the borrowing period. At March 31, 2024 and December 31, 2023, the Dotdash Meredith Term Loan A bore interest at Adjusted Term SOFR plus 2.25%, or 7.68% and 7.69%, respectively, and the Dotdash Meredith Term Loan B bore interest at Adjusted Term SOFR, subject to a minimum of 0.50%, plus 4.00%, or 9.43% and 9.44%, respectively. Interest payments are due at least quarterly through the terms of the Dotdash Meredith Term Loans.
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
The interest rate swaps are expected to be highly effective. See "Note 4—Accumulated Other Comprehensive Loss" for the net unrealized gains and losses before reclassifications in "Accumulated other comprehensive loss" and realized gains reclassified into "Interest expense" for the three months ended March 31, 2024 and 2023. At March 31, 2024, approximately $3.9 million is expected to be reclassified into interest expense within the next twelve months as realized gains. The related asset of $3.9 million and liability of $0.9 million are included in "Other non-current assets" and “Other long-term liabilities” in the balance sheet at March 31, 2024 and December 31, 2023, respectively.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Dotdash Meredith Term Loan A requires quarterly principal payments of approximately $4.4 million through December 31, 2024, $8.8 million through December 31, 2025 and approximately $13.1 million thereafter through maturity. The Dotdash Meredith Term Loan B requires quarterly payments of $3.1 million through maturity. The Dotdash Meredith Term Loan B may require additional annual principal payments as part of an excess cash flow sweep provision, the amount of which, in part, is governed by the applicable net leverage ratio and further subject to the excess cash flow exceeding $80 million as defined in the Dotdash Meredith Credit Agreement. No such payment was required related to the period ended December 31, 2023.
There were no outstanding borrowings under the Dotdash Meredith Revolving Facility at March 31, 2024 and December 31, 2023. The annual commitment fee on undrawn funds is based on Dotdash Meredith's consolidated net leverage ratio, as defined in the Dotdash Meredith Credit Agreement, most recently reported and was 40 basis points at both March 31, 2024 and December 31, 2023. Any borrowings under the Dotdash Meredith Revolving Facility would bear interest, at Dotdash Meredith's option, at either a base rate or Adjusted Term SOFR, plus an applicable margin, which is based on Dotdash Meredith's consolidated net leverage ratio.
As of the last day of any calendar quarter, if either (i) $1.00 or more of loans under the Dotdash Meredith Revolving Facility or Dotdash Meredith Term Loan A are outstanding, or (ii) the outstanding face amount of undrawn letters of credit, other than cash collateralized letters of credit at 102% of face value, exceeds $25 million, subject to certain increases for qualifying material acquisitions, then Dotdash Meredith will not permit the consolidated net leverage ratio, which permits netting of up to $250 million in cash and cash equivalents, as of the last day of such quarter to exceed 5.5 to 1.0. The Dotdash Meredith Credit Agreement also contains covenants that would limit Dotdash Meredith’s ability to pay dividends, incur incremental secured indebtedness, or make distributions or certain investments in the event a default has occurred or if Dotdash Meredith’s consolidated net leverage ratio exceeds 4.0 to 1.0, subject to certain available amounts as defined in the Dotdash Meredith Credit Agreement. This ratio was exceeded for both test periods ended March 31, 2024 and December 31, 2023. The Dotdash Meredith Credit Agreement also permits the Company to, among other things, contribute cash to Dotdash Meredith which will provide additional liquidity to ensure that Dotdash Meredith does not exceed certain consolidated net leverage ratios for any test period, as further defined in the Dotdash Meredith Credit Agreement. In connection with these capital contributions, Dotdash Meredith may make distributions to the Company in amounts not more than any such capital contributions, provided that no default has occurred and is continuing. Such capital contributions and subsequent distributions impact the consolidated net leverage ratios of Dotdash Meredith. In March 2024 and 2023, the Company contributed $55 million and $135 million, respectively, to Dotdash Meredith, which Dotdash Meredith subsequently distributed back to the Company in April 2024 and 2023, respectively. In addition, Dotdash Meredith distributed $105 million back to the Company in January 2024 related to the Company's contribution in December 2023.
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
The indenture governing the ANGI Group Senior Notes contains a covenant that would limit ANGI Group’s ability to incur liens for borrowed money in the event a default has occurred or ANGI Group’s secured leverage ratio exceeds 3.75 to 1.0 provided that ANGI Group is permitted to incur such liens under certain permitted credit facilities indebtedness notwithstanding the ratio, all as defined in the indenture. At March 31, 2024, there were no limitations pursuant thereto.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 4—ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables present the components of accumulated other comprehensive loss, net of income tax.

	Three Months Ended March 31, 2024
	Foreign Currency Translation Adjustment	Unrealized (Losses) Gains On Interest Rate Swaps	Unrealized Gains (Losses) On Available-For-Sale Marketable Debt Securities	Accumulated Other Comprehensive (Loss) Income
	(In thousands)
Balance at January 1	$(10,266)	$(696)	$20	$(10,942)
Other comprehensive (loss) income before reclassifications	(1,064)	5,040	(22)	3,954
Amounts reclassified to earnings	1,436	(1,343)	—	93
Net current period other comprehensive income (loss)	372	3,697	(22)	4,047
Accumulated other comprehensive loss allocated to noncontrolling interests during the period	2	—	—	2
Balance at March 31	$(9,892)	$3,001	$(2)	$(6,893)

	Three Months Ended March 31, 2023
	Foreign Currency Translation Adjustment	Unrealized Losses On Interest Rate Swaps	Unrealized Gains (Losses) On Available-For-Sale Marketable Debt Securities	Accumulated Other Comprehensive Loss
	(In thousands)
Balance at January 1	$(13,186)	$—	$53	$(13,133)
Other comprehensive income (loss)	803	(2,287)	(26)	(1,510)
Net current period other comprehensive income (loss)	803	(2,287)	(26)	(1,510)
Accumulated other comprehensive loss allocated to noncontrolling interests during the period	2	—	—	2
Balance at March 31	$(12,381)	$(2,287)	$27	$(14,641)
The amounts reclassified out of foreign currency translation adjustment into earnings for the three months ended March 31, 2024 relate to the substantial liquidation of an international subsidiary.
At March 31, 2024 and 2023, there was $0.9 million of deferred income tax provision and $0.7 million of deferred income tax benefit, respectively, related to unrealized gains and losses on interest rate swaps. At March 31, 2024, there was no deferred income tax provision or benefit related to net unrealized gains and losses on available-for-sale marketable debt securities and less than $0.1 million of deferred income tax provision at March 31, 2023.
NOTE 5—SEGMENT INFORMATION
Our reportable segments currently consist of Dotdash Meredith (Print and Digital), Angi Inc. (Ads and Leads, Services and International) and Search. Our CODM regularly reviews certain financial information by operating segment to determine allocation of resources and assess its performance. Segment profitability is determined by and presented on an Adjusted EBITDA basis consistent with the CODM’s view of profitability of its businesses, which excludes certain expenses that are required in accordance with GAAP. While not considered a reportable segment, Emerging & Other comprises various operating segments that do not meet the quantitative thresholds that require presentation as separate reportable segments.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table presents revenue by reportable segment:

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Revenue
Dotdash Meredith
Digital	$209,324	$184,797
Print	185,900	207,016
Intersegment eliminations(a)	(4,684)	(4,231)
Total Dotdash Meredith	390,540	387,582
Angi Inc.
Domestic:
Ads and Leads	249,585	293,506
Services	20,451	32,059
Total Domestic	270,036	325,565
International	35,354	29,932
Total Angi Inc.	305,390	355,497
Search	108,473	152,475
Emerging & Other	126,541	192,403
Intersegment eliminations(b)	(1,264)	(3,686)
Total	$929,680	$1,084,271
_____________________
(a)    Intersegment eliminations primarily relates to Digital performance marketing commissions earned for the placement of magazine subscriptions for Print.
(b)    Intersegment eliminations primarily relates to advertising sold by Dotdash Meredith to other IAC owned businesses and Ads and Leads revenue earned from sales to Roofing within Emerging & Other, prior to its sale on November 1, 2023.
The following table presents the revenue of the Company's reportable segments disaggregated by type of service:

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Dotdash Meredith
Digital:
Advertising revenue	$132,899	$111,817
Performance marketing revenue	51,544	50,055
Licensing and other revenue	24,881	22,925
Total Digital revenue	209,324	184,797
Print:
Subscription revenue	77,991	85,637
Advertising revenue	42,473	47,850
Project and other revenue	28,554	28,109
Newsstand revenue	26,286	32,246
Performance marketing revenue	10,596	13,174
Total Print revenue	185,900	207,016

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Intersegment eliminations(a)	(4,684)	(4,231)
Total Dotdash Meredith revenue	$390,540	$387,582

Angi Inc.
Domestic:
Ads and Leads:
Consumer connection revenue	$160,531	$212,935
Advertising revenue	77,137	67,181
Membership subscription revenue	11,778	13,199
Other revenue	139	191
Total Ads and Leads revenue	249,585	293,506
Services revenue	20,451	32,059
Total Domestic revenue	270,036	325,565
International:
Consumer connection revenue	29,669	24,745
Service professional membership subscription revenue	5,382	5,058
Advertising and other revenue	303	129
Total International revenue	35,354	29,932
Total Angi Inc. revenue	$305,390	$355,497

Search
Advertising revenue:
Google advertising revenue	$103,519	$140,734
Non-Google advertising revenue	4,442	10,973
Total advertising revenue	107,961	151,707
Other revenue	512	768
Total Search revenue	$108,473	$152,475

Emerging & Other
Subscription revenue	$64,187	$86,400
Marketplace revenue	57,592	58,419
Roofing revenue	—	38,372
Media production and distribution revenue	1,539	3,615
Advertising revenue:
Non-Google advertising revenue	2,717	2,899
Google advertising revenue	258	263
Total advertising revenue	2,975	3,162
Service and other revenue	248	2,435
Total Emerging & Other revenue	$126,541	$192,403

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Revenue by geography is based on where the customer is located. Geographic information about revenue and long-lived assets is presented below:

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Revenue:
United States	$806,159	$952,672
All other countries	123,521	131,599
Total	$929,680	$1,084,271

	March 31, 2024	December 31, 2023
	(In thousands)
Long-lived assets (excluding goodwill and intangible assets):
United States	$706,900	$743,914
All other countries	9,367	10,964
Total	$716,267	$754,878
The following tables present operating (loss) income and Adjusted EBITDA by reportable segment:

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Operating (loss) income
Dotdash Meredith
Digital	$(180)	$(17,887)
Print	(5,121)	(5,756)
Other(c)(d)	(15,528)	(87,591)
Total Dotdash Meredith	(20,829)	(111,234)
Angi Inc.
Ads and Leads	19,821	13,480
Services	(7,501)	(12,452)
Other(c)	(15,117)	(14,939)
International	5,513	3,030
Total Angi Inc.	2,716	(10,881)
Search	4,356	10,770
Emerging & Other	(8,010)	11,856
Corporate	(37,411)	(36,107)
Total	$(59,178)	$(135,596)
_____________________
(c)    Other comprises unallocated corporate expenses.
(d)    Dotdash Meredith Other operating loss for the three months ended March 31, 2023 includes impairment charges of $70.0 million related to unoccupied leased office space, of which $25.3 million is presented in "Depreciation" in the statement of operations and, therefore, is excluded from Adjusted EBITDA. Impairment charges related to unoccupied leased office space included in Adjusted EBITDA are $44.7 million for the three months ended March 31, 2023. See "Note 2—Financial Instruments and Fair Value Measurements" for additional information.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Adjusted EBITDA(e):
Dotdash Meredith
Digital	$36,959	$24,403
Print	2,947	11,334
Other(c)(d)	(9,664)	(58,854)
Total Dotdash Meredith	30,242	(23,117)
Angi Inc.
Ads and Leads	41,221	39,851
Services	10	(2,168)
Other(c)	(11,921)	(12,354)
International	6,652	4,354
Total Angi Inc.	35,962	29,683
Search	4,377	10,791
Emerging & Other	(4,206)	15,599
Corporate	(23,345)	(23,833)
Total	$43,030	$9,123
_____________________
(e)     The Company's primary financial and GAAP segment measure is Adjusted EBITDA, which is defined as operating income excluding: (1) stock-based compensation expense; (2) depreciation; and (3) acquisition-related items consisting of (i) amortization of intangible assets and impairments of goodwill and intangible assets, if applicable, and (ii) gains and losses recognized on changes in the fair value of contingent consideration arrangements, if applicable.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
We consider operating (loss) income to be the financial measure calculated and presented in accordance with GAAP that is most directly comparable to our segment reporting performance measure, Adjusted EBITDA. The following tables reconcile operating (loss) income for the Company's reportable segments and net earnings attributable to IAC shareholders to Adjusted EBITDA:

	Three Months Ended March 31, 2024
	Operating (Loss) Income	Stock-based Compensation Expense	Depreciation	Amortization of Intangibles	Adjusted EBITDA(e)
	(In thousands)
Dotdash Meredith
Digital	$(180)	$2,200	$4,857	$30,082	$36,959
Print	(5,121)	446	2,537	5,085	2,947
Other(c)	(15,528)	4,703	1,161	—	(9,664)
Total Dotdash Meredith	(20,829)	7,349	8,555	35,167	30,242
Angi Inc.
Ads and Leads	19,821	4,465	16,935	—	41,221
Services	(7,501)	1,381	6,130	—	10
Other(c)	(15,117)	3,196	—	—	(11,921)
International	5,513	355	784	—	6,652
Total Angi Inc.	2,716	9,397	23,849	—	35,962
Search	4,356	—	21	—	4,377
Emerging & Other	(8,010)	410	1,833	1,561	(4,206)
Corporate(f)	(37,411)	11,751	2,315	—	(23,345)
Total	(59,178)	$28,907	$36,573	$36,728	$43,030
Interest expense	(39,718)
Unrealized gain on investment in MGM Resorts International	163,751
Other income, net	34,805
Earnings before income taxes	99,660
Income tax provision	(54,688)
Net earnings	44,972
Net loss attributable to noncontrolling interests	59
Net earnings attributable to IAC shareholders	$45,031
_____________________
(f)    Includes stock-based compensation expense for stock-based awards granted to employees of Corporate, Search and all Emerging & Other businesses other than Vivian Health in the three months ended March 31, 2024 and 2023. The three months ended March 31, 2023 also excludes stock-based compensation granted to employees of Roofing within Emerging & Other, which was sold on November 1, 2023.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended March 31, 2023
	Operating (Loss) Income	Stock-based Compensation Expense	Depreciation	Amortization of Intangibles	Adjusted EBITDA(e)
	(In thousands)
Dotdash Meredith
Digital	$(17,887)	$1,695	$5,244	$35,351	$24,403
Print	(5,756)	146	2,635	14,309	11,334
Other(c)(d)	(87,591)	3,250	25,487	—	(58,854)
Total Dotdash Meredith	(111,234)	5,091	33,366	49,660	(23,117)
Angi Inc.
Ads and Leads	13,480	5,491	18,218	2,662	39,851
Services	(12,452)	4,209	6,075	—	(2,168)
Other(c)	(14,939)	2,585	—	—	(12,354)
International	3,030	427	897	—	4,354
Total Angi Inc.	(10,881)	12,712	25,190	2,662	29,683
Search	10,770	—	21	—	10,791
Emerging & Other	11,856	517	942	2,284	15,599
Corporate(f)	(36,107)	10,621	1,653	—	(23,833)
Total	(135,596)	$28,941	$61,172	$54,606	$9,123
Interest expense	(38,172)
Unrealized gain on investment in MGM Resorts International	704,840
Other income, net	23,749
Earnings before income taxes	554,821
Income tax provision	(139,502)
Net earnings	415,319
Net loss attributable to noncontrolling interests	2,456
Net earnings attributable to IAC shareholders	$417,775

NOTE 6—PENSION AND POSTRETIREMENT BENEFIT PLANS
The following table presents the components of net periodic benefit (credit) cost for the Dotdash Meredith pension and postretirement benefit plans:

	Three Months Ended March 31,
	2024			2023
	Pension		Postretirement	Pension		Postretirement
	Domestic	International	Domestic	Domestic	International	Domestic
	(In thousands)
Service cost	$51	$—	$—	$53	$—	$1
Interest cost	729	4,787	51	871	4,777	58
Expected return on plan assets	(564)	(4,787)	—	(501)	(4,771)	—
Actuarial (gain) loss recognition	(263)	—	—	240	—	—
Net periodic benefit (credit) cost	$(47)	$—	$51	$663	$6	$59
The Company froze and terminated the domestic funded pension plan as of December 31, 2022. The last of the required customary regulatory approvals of the termination of this plan was received in February 2024. The Company expects to complete the termination and settlement of this plan in the second half of 2024.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table summarizes the weighted average expected return on plan assets used to determine the net periodic benefit (credit) cost at March 31, 2024 following the remeasurements, and December 31, 2023, respectively:

	March 31, 2024	December 31, 2023
	Pension
	Domestic	Domestic
Expected return on plan assets	5.21%	4.48%
The components of net periodic benefit (credit) cost, other than the service cost component, are included in "Other income, net" in the statement of operations.
NOTE 7—INCOME TAXES
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
For the three months ended March 31, 2024, the Company recorded an income tax provision of $54.7 million, which represents an effective income tax rate of 55%, which is higher than the statutory rate of 21% due primarily to the nondeductible portion of goodwill in the sale of Mosaic Group, nondeductible compensation expense, and state taxes, partially offset by research credits and the realization of a capital loss. For the three months ended March 31, 2023, the Company recorded an income tax provision of $139.5 million, which represents an effective income tax rate of 25%, which is higher than the statutory rate of 21% due primarily to state taxes and nondeductible compensation expense, partially offset by research credits.
The Company's income taxes are routinely under audit by federal, state, local and foreign authorities as a result of previously filed separate company and consolidated tax returns for periods prior to the June 30, 2020 separation of IAC from Match Group (the "Match Separation") and for its tax returns filed on a standalone basis following the Match Separation. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. The Company is not currently under audit by the Internal Revenue Service. Returns filed in various other jurisdictions are open to examination for tax years beginning with 2013. Income taxes payable include unrecognized tax benefits considered sufficient to pay assessments that may result from the examination of prior year tax returns. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may not accurately anticipate actual outcomes and, therefore, may require periodic adjustment. Although management currently believes changes in unrecognized tax benefits from period to period and differences between amounts paid, if any, upon resolution of issues raised in audits and amounts previously provided will not have a material impact on the liquidity, results of operations, or financial condition of the Company, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future.
The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in the income tax provision. At March 31, 2024 and December 31, 2023, accruals for interest and penalties are not material.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
At March 31, 2024 and December 31, 2023, unrecognized tax benefits, including interest and penalties, were $20.8 million and $19.6 million, respectively. Unrecognized tax benefits, including interest and penalties, at March 31, 2024 increased by $1.2 million due primarily to research credits. If unrecognized tax benefits at March 31, 2024 are subsequently recognized, $19.7 million, net of related deferred tax assets and interest, would reduce income tax expense. The comparable amount at December 31, 2023 was $18.6 million. The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease by $0.4 million by March 31, 2025 due to expected settlements and statute expirations, all of which would reduce the income tax provision.
NOTE 8—EARNINGS PER SHARE
The Company treats its common stock and Class B common stock as one class of stock for net earnings per share ("EPS") purposes as both classes of stock participate in earnings, dividends and other distributions on the same basis. The restricted stock award granted to our Chief Executive Officer ("CEO") on November 5, 2020 is a participating security and the Company calculates basic EPS using the two-class method since those restricted shares are unvested and have a non-forfeitable dividend right in the event the Company declares a cash dividend on common shares and participate in all other distributions of the Company in the same manner as all other IAC common shares. Diluted EPS is calculated, on the most dilutive basis, which excludes awards that would be anti-dilutive, including the restricted stock award granted to our CEO.
Undistributed earnings allocated to the participating security is subtracted from earnings in determining earnings attributable to holders of IAC common stock and Class B common stock for basic EPS. Basic EPS is computed by dividing net earnings attributable to holders of IAC common stock and Class B common stock by the weighted-average number of shares of common stock and Class B common stock outstanding during the period.
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
The numerator and denominator of basic and diluted EPS computations for the Company’s common stock and Class B common stock are calculated as follows:

	Three Months Ended March 31,
	2024	2023
	(In thousands, except per share data)
Basic EPS:
Numerator:
Net earnings	$44,972	$415,319
Net loss attributable to noncontrolling interests	59	2,456
Net earnings attributed to unvested participating security	(1,571)	(14,156)
Net earnings attributable to IAC common stock and Class B common stock shareholders	$43,460	$403,619

Denominator:
Weighted average basic IAC common stock and Class B common stock shares outstanding(a)	82,972	85,534

Earnings per share:
Earnings per share attributable to IAC common stock and Class B common stock shareholders	$0.52	$4.72

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
	(In thousands, except per share data)
Diluted EPS:
Numerator:
Net earnings	$44,972	$415,319
Net loss attributable to noncontrolling interests	59	2,456
Net earnings attributed to unvested participating security	(1,521)	(13,720)
Impact from public subsidiaries' dilutive securities(b)	—	—
Net earnings attributable to IAC common stock and Class B common stock shareholders	$43,510	$404,055

Denominator:
Weighted average basic IAC common stock and Class B common stock shares outstanding(a)	82,972	85,534
Dilutive securities(b)(c)	2,886	2,819
Denominator for earnings per share—weighted average shares(b)(c)	85,858	88,353

Earnings per share:
Earnings per share attributable to IAC common stock and Class B common stock shareholders	$0.51	$4.57
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
(b)    IAC has the option to settle certain Angi Inc. stock-based awards in its shares. The impact on net earnings relates to the settlement of Angi Inc.'s dilutive securities in IAC common shares. For the three months ended March 31, 2024 and 2023, these Angi Inc. equity awards were anti-dilutive.
(c)    If the effect is dilutive, weighted average common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and subsidiary denominated equity and vesting of restricted common stock, and restricted stock units ("RSUs"). For the three months ended March 31, 2024 and 2023, 3.4 million and 3.3 million, respectively, of potentially dilutive securities were excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive.

NOTE 9—FINANCIAL STATEMENT DETAILS
Cash and Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the balance sheet to the total amounts shown in the statement of cash flows:

	March 31, 2024	December 31, 2023	March 31, 2023	December 31, 2022
	(In thousands)
Cash and cash equivalents	$1,506,988	$1,297,445	$1,398,836	$1,417,390
Restricted cash included in other current assets	8,560	8,539	1,081	1,165
Restricted cash included in other non-current assets	253	257	7,640	7,514
Total cash and cash equivalents and restricted cash as shown on the statement of cash flows	$1,515,801	$1,306,241	$1,407,557	$1,426,069

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Restricted cash included in "Other current assets" in the balance sheet at March 31, 2024 and December 31, 2023 and primarily consists of cash held in escrow related to the funded pension plan in the United Kingdom. and cash held related to insurance programs at Care.com. Restricted cash included in "Other non-current assets" in the balance sheet at March 31, 2024 and December 31, 2023 consists of deposits related to leases.
Restricted cash included in "Other current assets" in the balance sheet at March 31, 2023 and December 31, 2022 primarily consists of cash held related to insurance programs at Care.com. Restricted cash included in "Other non-current assets" in the balance sheet at March 31, 2023 and December 31, 2022 primarily consists of cash held in escrow related to the funded pension plan in the U.K as well as a check endorsement guarantee at Roofing within Emerging & Other and deposits related to leases.
Credit Losses
The following table presents the changes in the allowance for credit losses for the three months ended March 31, 2024 and 2023, respectively:

	2024	2023
	(In thousands)
Balance at January 1	$32,379	$50,971
Current period provision for credit losses	16,139	24,826
Write-offs charged against the allowance	(22,076)	(29,308)
Recoveries collected	1,435	1,489
Other	17	(466)
Balance at March 31	$27,894	$47,512
Accumulated Amortization and Depreciation
The following table provides the accumulated depreciation and amortization within the balance sheet:

Asset Category	March 31, 2024	December 31, 2023
	(In thousands)
Capitalized software, buildings, equipment and leasehold improvements	$385,568	$374,256
Intangible assets	$648,477	$636,645
Other income, net

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Net realized gain (loss) on sales of businesses, investments and upward (downward) adjustments to the carrying value of equity securities without readily determinable fair values(a)	$25,941	$(1,301)
Interest income	21,597	16,930
Unrealized (decrease) increase in the estimated fair value of a warrant	(10,232)	5,940
Foreign exchange (losses) gains, net	(1,741)	509
Unrealized loss related to marketable equity securities	—	(1,150)
Other	(760)	2,821
Other income, net	$34,805	$23,749

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
_____________________
(a)     Includes a pre-tax gain of $29.2 million on the sale of assets of Mosaic Group (within Emerging & Other), which was accounted for as a sale of a business, in the three months ended March 31, 2024.

NOTE 10—CONTINGENCIES
In the ordinary course of business, the Company is a party to various lawsuits. The Company establishes accruals for specific legal matters when it determines that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable. Management has also identified certain other legal matters where it believes an unfavorable outcome is not probable and, therefore, no accrual is established. Although management currently believes that resolving claims against the Company, including claims where an unfavorable outcome is reasonably possible, and for which the Company cannot estimate a loss or range of loss, will not have a material impact on the liquidity, results of operations, or financial condition of the Company, these matters are subject to inherent uncertainties and management's view of these matters may change in the future. The Company also evaluates other contingent matters, including uncertain income tax positions and non-income tax contingencies, to assess the likelihood of an unfavorable outcome and estimated extent of potential loss. It is possible that an unfavorable outcome of one or more of these lawsuits or other contingencies could have a material impact on the liquidity, results of operations, or financial condition of the Company. See "Note 7—Income Taxes" for information related to uncertain income tax positions.
NOTE 11—RELATED PARTY TRANSACTIONS
IAC and Angi Inc.
Allocation of CEO Compensation and Certain Expenses
Joseph Levin, CEO of IAC and Chairman of Angi Inc., was appointed CEO of Angi Inc. on October 10, 2022. As a result, for the three months ended March 31, 2024 and 2023, IAC allocated $2.2 million and $2.3 million, respectively, in costs to Angi Inc. (including salary, benefits, stock-based compensation and costs related to the CEO's office). These costs were allocated from IAC based upon time spent on Angi Inc. by Mr. Levin. Management considers the allocation method to be reasonable. The allocated costs also include costs directly attributable to Angi Inc. that were initially paid for by IAC and billed by IAC to Angi Inc.
On April 8, 2024, Jeffrey W. Kip, President of Angi Inc., was appointed to succeed Joseph Levin as CEO of Angi Inc. Mr. Levin will remain Chairman of the Angi Inc. board of directors.
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
The Company charged Vimeo rent pursuant to lease agreements of $0.9 million for both the three months ended March 31, 2024 and 2023. The Company had an outstanding receivable of $0.3 million at both March 31, 2024 and December 31, 2023 due from Vimeo pursuant to the lease agreements. These amounts are included in "Other non-current assets" in the balance sheet.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
IAC and Expedia Group
At March 31, 2024, the Company and Expedia Group each had a 50% ownership interest in two aircraft that may be used by both companies. Members of the aircraft flight crews are employed by an entity in which the Company and Expedia Group each have a 50% ownership interest. The Company and Expedia Group have agreed to share costs relating to flight crew compensation and benefits pro-rata according to each company’s respective usage of the aircraft, for which they are separately billed by the entity described above. The Company and Expedia Group are related parties because Mr. Diller serves as Chairman and Senior Executive of both IAC and Expedia Group. For the three months ended March 31, 2024 and 2023, total payments made to this entity by the Company were not material.
In addition, Expedia Group may use certain aircraft owned 100% by a subsidiary of the Company on a cost basis. For the three months ended March 31, 2024 and 2023, the payments made by Expedia Group to the Company pursuant to this arrangement were not material.

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
For a more detailed description of the Company's operating businesses, see "Description of IAC Businesses" included in "Item 1—Business" to the Company's Annual Report on Form 10-K for the year ended December 31, 2023.
Defined Terms and Operating Metrics:
Unless otherwise indicated or as the context otherwise requires, certain terms used in this quarterly report, which include the principal operating metrics we use in managing our business, are defined below:
IAC Businesses (for additional information see "Note 5—Segment Information" to the financial statements included in "Item 1—Consolidated Financial Statements"):
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
•Angi Inc. - a publicly traded company that connects quality home service professionals with consumers across more than 500 different categories, from repairing and remodeling homes to cleaning and landscaping. On November 1, 2023, Angi Inc. completed the sale of 100% of its wholly-owned subsidiary, Total Home Roofing, LLC ("Roofing"), and has reflected it as a discontinued operation in its standalone financial statements. Roofing does not meet the threshold to be reflected as a discontinued operation at the IAC level. During the fourth quarter of 2023, IAC moved Roofing to Emerging & Other and prior period financial information has been recast to conform to this presentation. Following IAC's move of Roofing to Emerging & Other, Angi Inc. has three operating segments: (i) Ads and Leads, (ii) Services and (iii) International (includes Europe and Canada). At March 31, 2024, the Company’s economic interest and voting interest in Angi Inc. were 84.3% and 98.2%, respectively;
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
•Mosaic Group, a leading developer and provider of global subscription mobile applications. The assets of Mosaic Group were sold on February 15, 2024, which was accounted for as a sale of a business, for approximately $160 million;
•Roofing (previously included within the Angi Inc. segment), a provider of roof replacement and repair services, for periods prior to its sale on November 1, 2023; and

•Vivian Health, IAC Films and The Daily Beast.
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
TRAVEL + LEISURE
Angi Inc.
•Ads and Leads Revenue - primarily comprises domestic revenue from consumer connection revenue for consumer matches, revenue from service professionals under contract for advertising and membership subscription revenue from service professionals and consumers.
•Services Revenue - primarily comprises domestic revenue from pre-priced offerings by which the consumer requests services through an Angi Inc. platform and Angi Inc. connects them with a service professional to perform the service.
•International Revenue - primarily comprises revenue generated within the International segment (consisting of businesses in Europe and Canada), including consumer connection revenue for consumer matches and membership subscription revenue from service professionals and consumers.
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
Operating Costs and Expenses:
•Cost of revenue (exclusive of depreciation) - consists primarily of traffic acquisition costs, which include (i) payments made to partners who direct traffic to our Ask Media Group websites and who distribute our business-to-business customized browser-based applications and (ii) the amortization of fees paid to Apple and Google related to the distribution of apps and the facilitation of in-app purchases. Traffic acquisition costs include payment of amounts based on revenue share and other arrangements. Cost of revenue also includes production, distribution and editorial costs at Dotdash Meredith, compensation expense (including stock-based compensation expense) and other employee-related costs, content costs, roofing material and third-party contactor costs associated with Roofing arrangements for periods prior to its sale on November 1, 2023, hosting fees, credit card processing fees, and payments made to care providers for Care For Business.
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
•General and administrative expense - consists primarily of compensation expense (including stock-based compensation expense) and other employee-related costs for personnel engaged in executive management, finance, legal, tax, human resources and customer service functions, rent expense and facilities cost (including impairments of right-of-use assets or "ROU assets"), fees for professional services, provision for credit losses and software license and maintenance costs. The customer service function at Angi Inc. and Care.com includes personnel who provide support to its service professionals and caregivers, respectively, and consumers.
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
Long-term debt (for additional information see "Note 3—Long-term Debt" to the financial statements included in "Item 1—Consolidated Financial Statements"):
•Dotdash Meredith Term Loan A - due December 1, 2026. At March 31, 2024 and December 31, 2023, the outstanding balance of the Dotdash Meredith Term Loan A was $310.6 million and $315 million, respectively, and bore interest at an adjusted term secured overnight financing rate ("Adjusted Term SOFR") plus 2.25%, or 7.68% and 7.69%, respectively. The Dotdash Meredith Term Loan A has quarterly principal payments.
•Dotdash Meredith Term Loan B - due December 1, 2028. At March 31, 2024 and December 31, 2023, the outstanding balance of the Dotdash Meredith Term Loan B was $1.22 billion and $1.23 billion, respectively, and bore interest at Adjusted Term SOFR, subject to a minimum of 0.50%, plus 4.00%, or 9.43% and 9.44%, respectively. The Dotdash Meredith Term Loan B has quarterly principal payments.
•Dotdash Meredith Revolving Facility - Dotdash Meredith's $150 million revolving credit facility expires on December 1, 2026. At March 31, 2024 and December 31, 2023, there were no outstanding borrowings under the Dotdash Meredith Revolving Facility.

•ANGI Group Senior Notes - on August 20, 2020, ANGI Group, LLC ("ANGI Group"), a direct wholly-owned subsidiary of Angi Inc., issued $500 million of its 3.875% Senior Notes due August 15, 2028, with interest payable February 15 and August 15 of each year.
Non-GAAP financial measure:
•Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") - is a non-GAAP financial measure. See "Principles of Financial Reporting" for the definition of Adjusted EBITDA and a reconciliation of net earnings attributable to IAC shareholders to operating loss to Adjusted EBITDA for the three months ended March 31, 2024 and 2023.
Certain Risks and Concentrations—Services Agreement with Google (the "Services Agreement")
The Company and Google are parties to an amended Services Agreement, which automatically renewed effective March 31, 2023 and now expires on March 31, 2025. Google has made changes to the policies under the Services Agreement and has also made industry-wide changes that have in the past and could in the future require modifications to, or prohibit and/or render obsolete certain of our products, services and/or business practices, which have been and could be costly to address or negatively impact revenue and have had and in the future could have an adverse effect on our financial condition and results of operations.
See "Note 1—The Company and Summary of Significant Accounting Policies" to the financial statements included in "Item 1—Consolidated Financial Statements" for additional information on the Services Agreement with Google.

Results of Operations for the Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023
The following discussion should be read in conjunction with "Item 1—Consolidated Financial Statements."
Revenue

	Three Months Ended March 31,
	2024	2023	2024 Change
			$ Change	% Change
	(Dollars in thousands)
Dotdash Meredith
Digital	$209,324	$184,797	$24,527	13%
Print	185,900	207,016	(21,116)	(10)%
Intersegment eliminations	(4,684)	(4,231)	(453)	(11)%
Total Dotdash Meredith	390,540	387,582	2,958	1%
Angi Inc.
Domestic
Ads and Leads	249,585	293,506	(43,921)	(15)%
Services	20,451	32,059	(11,608)	(36)%
Total Domestic	270,036	325,565	(55,529)	(17)%
International	35,354	29,932	5,422	18%
Total Angi Inc.	305,390	355,497	(50,107)	(14)%
Search	108,473	152,475	(44,002)	(29)%
Emerging & Other	126,541	192,403	(65,862)	(34)%
Intersegment eliminations	(1,264)	(3,686)	2,422	66%
Total	$929,680	$1,084,271	$(154,591)	(14)%

	Three Months Ended March 31,
	2024	2023	2024 Change
			Change	% Change
Operating metrics:
Dotdash Meredith
Digital
Total Sessions (in millions)	2,750	2,842	(92)	(3)%
Core Sessions (in millions)	2,273	2,102	171	8%

Angi Inc.
Service Requests (in thousands)	4,126	6,004	(1,878)	(31)%
Monetized Transactions (in thousands)	5,511	6,451	(940)	(15)%
Transacting SPs (in thousands)	192	206	(14)	(7)%

•Dotdash Meredith revenue increased 1% to $390.5 million due to an increase of $24.5 million, or 13%, from Digital, partially offset by a decrease of $21.1 million, or 10%, from Print.
◦The Digital increase was due primarily to increases of $21.1 million, or 19%, in Advertising Revenue, $2.0 million, or 9%, in Licensing and Other Revenue and $1.5 million, or 3% in Performance Marketing Revenue. The increase in Advertising Revenue was driven primarily by an increase in premium advertising sold through the Dotdash Meredith sales team in the Beauty, Technology and Health and Pharmaceutical categories and higher programmatic revenue as a result of an 8% increase in Core Sessions. The increase in Licensing and Other Revenue was due primarily to improved performance from content syndication partners. The increase in Performance Marketing Revenue was due primarily to an increase in affiliate commerce commission revenue, partially offset by a decrease in Performance Marketing revenue in the Finance category.
◦The Print decrease was due primarily to decreases of $7.6 million, or 9%, in subscription revenue, $6.0 million, or 18%, in newsstand revenue and $5.4 million, or 11%, in advertising revenue. The decreases in subscription revenue, newsstand revenue and advertising revenue are all due, in part, to a reduction in the number of issues sold in the current year compared to the prior year and the ongoing migration from Print to Digital.
•Angi Inc. revenue decreased 14% to $305.4 million driven by decreases of $43.9 million, or 15%, from Ads and Leads and $11.6 million, or 36%, from Services, partially offset by an increase of $5.4 million, or 18% from International.
◦The Ads and Leads decrease was due primarily to a decrease of $52.4 million, or 25%, in consumer connection revenue, partially offset by an increase of $10.0 million, or 15%, in advertising revenue. The decrease in consumer connection revenue was due primarily to declines in Monetized Transactions as a result of fewer Transacting SPs resulting from a reduction in unprofitable sales and changes to demand channels to increase lead quality to enhance the user experience for both homeowners and service professionals and to improve profitability through greater matching efficiency and bidding optimization as evidenced by a higher ratio of Monetized Transactions per Service Request. The increase in advertising revenue was primarily driven by continued growth in sales.
◦The Services decrease was due primarily to lower Service Requests as a result of certain efforts described in Ads and Leads above. In addition, the decrease in revenue reflects the residual impact from contracts entered into prior to January 1, 2023 and recognized as gross revenue in the first quarter of 2023. Effective January 1, 2023, Angi Inc. modified the Services terms and conditions resulting in net revenue reporting.
◦The International increase was driven by a larger service professional network and higher revenue per service professional.
•Search revenue decreased 29% to $108.5 million due to a decrease of $42.4 million, or 32%, from Ask Media Group resulting from a reduction in marketing from affiliate partners driving fewer visitors to ad supported search and content websites.
•Emerging & Other revenue decreased 34% to $126.5 million due primarily to the inclusion of $38.4 million in revenue from Roofing in the prior year period, which was sold on November 1, 2023, and a decrease of $22.6 million in revenue ($17.9 million in 2024 compared to $40.5 million in 2023) from Mosaic Group due to the sale of its assets on February 15, 2024.
Cost of revenue (exclusive of depreciation shown separately below)

	Three Months Ended March 31,
	2024	2023	2024 Change
			$ Change	% Change
	(Dollars in thousands)
Cost of revenue (exclusive of depreciation shown separately below)	$271,964	$342,929	$(70,965)	(21)%
As a percentage of revenue	29%	32%

Cost of revenue in 2024 decreased from 2023 due to decreases of $32.1 million from Emerging & Other, $23.1 million from Search, $11.3 million from Dotdash Meredith and $4.4 million from Angi Inc.
•The Emerging & Other decrease was due primarily to the inclusion in the prior year period of $25.1 million in expense from Roofing, which was sold on November 1, 2023, a decrease in expense of $3.1 million from Mosaic Group due to the sale of its assets on February 15, 2024, and a decrease in compensation expense of $2.9 million at Care.com due to a reduction in headcount.
•The Search decrease was due primarily to a decrease in traffic acquisition costs of $23.8 million at Ask Media Group due primarily to a decrease in the proportion of revenue earned from affiliate partners who direct traffic to our websites.
•The Dotdash Meredith decrease was due primarily to a decrease of $10.1 million from Print due primarily to a decrease of $11.9 million in production and distribution costs (postage, printing, paper and content) resulting from a reduction in circulation of certain publications and decreases in paper costs and freight surcharges.
•The Angi Inc. decrease was due primarily to a decrease of $5.9 million from Services due primarily to a $5.3 million decrease in payments to third-party professional service providers primarily reflecting the residual impact from contracts entered into prior to January 1, 2023.
Selling and marketing expense

	Three Months Ended March 31,
	2024	2023	2024 Change
			$ Change	% Change
	(Dollars in thousands)
Selling and marketing expense	$343,925	$403,297	$(59,372)	(15)%
As a percentage of revenue	37%	37%
Selling and marketing expense in 2024 decreased from 2023 due to decreases of $42.6 million from Angi Inc., $14.5 million from Search and $13.5 million from Emerging & Other, partially offset by an increase of $9.1 million from Dotdash Meredith.
•The Angi Inc. decrease was due primarily to a decrease of $40.3 million from Ads and Leads due primarily to decreases of $31.9 million and $7.5 million in advertising expense and compensation expense, respectively. The decrease in advertising expense was due primarily to improved efficiency. The decrease in compensation expense was due primarily to a reduction in headcount.
•The Search decrease was due primarily to a decrease of $13.4 million in online marketing spend at Ask Media Group.
•The Emerging & Other decrease was due primarily to the inclusion in the prior year period of $6.8 million in expense from Roofing, which was sold on November 1, 2023, and a decrease in expense of $6.4 million from Mosaic Group. The decrease from Mosaic Group was due primarily to a decrease in advertising expense of $8.2 million, partially offset by an increase of $2.1 million in severance expense including related payroll taxes, both due to the sale of its assets on February 15, 2024.
•The Dotdash Meredith increase was due primarily to an increase of $11.7 million from Digital, partially offset by a decrease of $2.2 million from Print.
◦The Digital increase was due primarily to increases in online marketing spend and compensation expense of $6.8 million and $3.3 million, respectively. The increase in compensation expense was due primarily to an increase in headcount.

◦The Print decrease was due primarily to a decrease of $4.0 million in subscription acquisition costs, partially offset by an increase of $1.0 million in compensation expense. The decrease in subscription acquisition costs was driven by lower commission payments made to third-party agents that sell magazine subscriptions resulting from the shift from print to digital subscriptions. The increase in compensation expense was due primarily to an increase in severance expense.
General and administrative expense

	Three Months Ended March 31,
	2024	2023	2024 Change
			$ Change	% Change
	(Dollars in thousands)
General and administrative expense	$212,669	$273,076	$(60,407)	(22)%
As a percentage of revenue	23%	25%
General and administrative expense in 2024 decreased from 2023 due primarily to decreases of $48.2 million from Dotdash Meredith and $11.1 million from Angi Inc.
•The Dotdash Meredith decrease was due primarily to the inclusion in the first quarter of 2023 of an impairment charge at Other (unallocated corporate costs) of $44.7 million of an ROU asset related to unoccupied lease space and the inclusion in the first quarter of 2024 of a $2.3 million gain recognized on the sale of an aircraft. See "Note 2—Financial Instruments and Fair Value Measurements" to the financial statements included in "Item 1—Consolidated Financial Statements" for additional information about the impairment charge.
•The Angi Inc. decrease was due primarily to decreases of $7.4 million from Ads and Leads and $4.3 million from Services.
◦The Ads and Leads decrease was due primarily to decreases of $7.7 million in the provision for credit losses and $3.0 million in legal-related expenses, partially offset by an impairment charge recognized in the first quarter of 2024 of $2.0 million of an ROU asset related to Angi Inc. reducing its real estate footprint. The decrease in the provision for credit losses was due primarily to lower revenue and improved collection rates.
◦The Services decrease was due primarily to a decrease of $3.7 million in compensation expense due primarily to a $2.9 million decrease in stock-based compensation as a result of a reduction in headcount.
Product development expense

	Three Months Ended March 31,
	2024	2023	2024 Change
			$ Change	% Change
	(Dollars in thousands)
Product development expense	$86,999	$84,787	$2,212	3%
As a percentage of revenue	9%	8%
Product development expense in 2024 increased from 2023 due primarily to an increase of $2.2 million from Dotdash Meredith.
•The Dotdash Meredith increase was due primarily to an increase of $2.8 million in compensation expense at Digital due to an increase in headcount.

Depreciation

	Three Months Ended March 31,
	2024	2023	2024 Change
			$ Change	% Change
	(Dollars in thousands)
Depreciation	$36,573	$61,172	$(24,599)	(40)%
As a percentage of revenue	4%	6%
Depreciation in 2024 decreased from 2023 due primarily to a decrease of $24.8 million at Dotdash Meredith due primarily to the inclusion of an impairment charge of $25.3 million recognized in the first quarter of 2023 related to leasehold improvements and furniture and equipment resulting from unoccupied leased space. See "Note 2—Financial Instruments and Fair Value Measurements" to the financial statements included in "Item 1—Consolidated Financial Statements" for additional information about the impairment charge.
Operating (loss) income

	Three Months Ended March 31,
	2024	2023	2024 Change
			$ Change	% Change
	(Dollars in thousands)
Dotdash Meredith
Digital	$(180)	$(17,887)	$17,707	99%
Print	(5,121)	(5,756)	635	11%
Other	(15,528)	(87,591)	72,063	82%
Total Dotdash Meredith	(20,829)	(111,234)	90,405	81%
Angi Inc.
Domestic
Ads and Leads	19,821	13,480	6,341	47%
Services	(7,501)	(12,452)	4,951	40%
Other	(15,117)	(14,939)	(178)	(1)%
Total Domestic	(2,797)	(13,911)	11,114	80%
International	5,513	3,030	2,483	82%
Total Angi Inc.	2,716	(10,881)	13,597	NM
Search	4,356	10,770	(6,414)	(60)%
Emerging & Other	(8,010)	11,856	(19,866)	NM
Corporate	(37,411)	(36,107)	(1,304)	(4)%
Total	$(59,178)	$(135,596)	$76,418	56%

As a percentage of revenue	(6)%	(13)%
_____________________
NM = Not meaningful

Operating loss decreased $76.4 million, or 56%, due primarily to an increase in Adjusted EBITDA of $33.9 million, described below, and decreases of $24.6 million in depreciation and $17.9 million in amortization of intangibles. The decrease in depreciation was due primarily to the impairment of leasehold improvements and furniture and equipment at Dotdash Meredith of $25.3 million related to unoccupied lease space recognized in the first quarter of 2023. The decrease in the amortization of intangibles was due primarily to lower expense at Dotdash Meredith and Angi Inc. due in part to certain intangible assets becoming fully amortized, partially offset by an increase in expense as a result of a change in classification of two Dotdash Meredith Digital trade name indefinite-lived intangible assets to definite-lived intangible assets, effective January 1, 2024.
At March 31, 2024, there was $268.5 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 3.8 years.
Adjusted EBITDA

	Three Months Ended March 31,
	2024	2023	2024 Change
			$ Change	% Change
	(Dollars in thousands)
Dotdash Meredith
Digital	$36,959	$24,403	$12,556	51%
Print	2,947	11,334	(8,387)	(74)%
Other	(9,664)	(58,854)	49,190	84%
Total Dotdash Meredith	30,242	(23,117)	53,359	NM
Angi Inc.
Domestic
Ads and Leads	41,221	39,851	1,370	3%
Services	10	(2,168)	2,178	NM
Other	(11,921)	(12,354)	433	4%
Total Domestic	29,310	25,329	3,981	16%
International	6,652	4,354	2,298	53%
Total Angi Inc.	35,962	29,683	6,279	21%
Search	4,377	10,791	(6,414)	(59)%
Emerging & Other	(4,206)	15,599	(19,805)	NM
Corporate	(23,345)	(23,833)	488	2%
Total	$43,030	$9,123	$33,907	372%

As a percentage of revenue	5%	1%
For a reconciliation of net earnings attributable to IAC shareholders to operating loss to Adjusted EBITDA, see "Principles of Financial Reporting." For a reconciliation of operating (loss) income to Adjusted EBITDA for the Company's reportable segments, see "Note 5—Segment Information" to the financial statements included in "Item 1—Consolidated Financial Statements."
•Dotdash Meredith Adjusted EBITDA increased $53.4 million to $30.2 million from a loss of $23.1 million due to a decrease in Adjusted EBITDA losses of $49.2 million from Other (unallocated corporate costs) and an increase in Adjusted EBITDA of $12.6 million from Digital, partially offset by a decrease in Adjusted EBITDA of $8.4 million from Print.
◦The Other (unallocated corporate costs) Adjusted EBITDA loss decrease was due primarily to the inclusion in the first quarter of 2023 of an impairment charge of $44.7 million of an ROU asset related to unoccupied lease space and the inclusion in the first quarter of 2024 of a $2.3 million gain recognized on the sale of an aircraft.
◦The Digital Adjusted EBITDA increase was due primarily to higher revenue and continued operating leverage.

◦The Print Adjusted EBITDA decrease was due primarily to revenue declines, partially offset by lower operating expenses.
•Angi Inc. Adjusted EBITDA increased $6.3 million to $36.0 million due to increases in Adjusted EBITDA of $2.3 million from International, $2.2 million from Services and $1.4 million from Ads and Leads.
◦The International Adjusted EBITDA increase was due primarily to an increase in revenue.
◦The Services Adjusted EBITDA increase was due primarily to lower operating expenses due to a reduced overall cost base as a result of exiting complex and less profitable offerings.
◦The Ads and Leads Adjusted EBITDA increase was due primarily to lower selling and marketing expense due to improved marketing efficiency and lower general administrative expense due to decreases in the provision for credit losses and legal-related expenses, partially offset by lower revenue and an impairment charge recognized in the first quarter of 2024 of $2.0 million of an ROU asset related to Angi Inc. reducing its real estate footprint.
•Search Adjusted EBITDA decreased 59% to $4.4 million due primarily to lower revenue, partially offset by lower traffic acquisition costs and selling and marketing expense.
•Emerging & Other Adjusted EBITDA decreased $19.8 million to a loss of $4.2 million due primarily to $16.5 million in severance expense and transaction-related costs related to the sale of assets of Mosaic Group on February 15, 2024 and lower profits from Care.com.
Interest expense

	Three Months Ended March 31,
	2024	2023	2024 Change
			$ Change	% Change
	(Dollars in thousands)
Interest expense	$(39,718)	$(38,172)	$(1,546)	4%
Interest expense in 2024 increased from 2023 due primarily to an increase in interest rates from 8.77% and 6.94% at March 31, 2023 to 9.43% and 7.68% at March 31, 2024 on the Dotdash Meredith Term Loan B and Dotdash Meredith Term Loan A, respectively.
Unrealized gain on investment in MGM Resorts International ("MGM")

	Three Months Ended March 31,
	2024	2023	2024 Change
			$ Change	% Change
	(Dollars in thousands)
Unrealized gain on investment in MGM Resorts International	$163,751	$704,840	$(541,089)	(77)%
During the fourth quarter of 2023, due to MGM's ongoing share repurchase program, which increased the Company's ownership interest passively, the Company determined that the equity method of accounting applied and elected to account for its investment in MGM pursuant to the fair value option. Prior to the fourth quarter of 2023, the Company's investment in MGM was accounted for as an equity security with a readily determinable fair value, with changes in fair value recognized through income each period. Since the Company has always marked its investment in MGM to fair value through income each period the election of the fair value option results in no change to the historical accounting for this investment.
For the three months ended March 31, 2024 and 2023, the Company recognized unrealized pre-tax gains of $163.8 million and $704.8 million, respectively, on its investment in MGM and were due to changes in the stock price of MGM's common stock as reported on the New York Stock Exchange. Based on the number of MGM common shares outstanding at March 31, 2024, the Company owns approximately 20.6% of MGM.

Other income, net

	Three Months Ended March 31,
	2024	2023
	(Dollars in thousands)
Net realized gain (loss) on sales of businesses, investments and upward (downward) adjustments to the carrying value of equity securities without readily determinable fair values(a)	$25,941	$(1,301)
Interest income	21,597	16,930
Unrealized (decrease) increase in the estimated fair value of a warrant	(10,232)	5,940
Foreign exchange (losses) gains, net	(1,741)	509
Unrealized loss related to marketable equity securities	—	(1,150)
Other	(760)	2,821
Other income, net	$34,805	$23,749

$ Change	$11,056
% Change	47%
_____________________
(a)     Includes a pre-tax gain of $29.2 million on the sale of assets of Mosaic Group (within Emerging & Other), which was accounted for as a sale of a business, in the three months ended March 31, 2024.

Income tax provision

	Three Months Ended March 31,
	2024	2023	2024 Change
			$ Change	% Change
	(Dollars in thousands)
Income tax provision	$(54,688)	$(139,502)	$84,814	61%
Effective income tax rate	55%	25%
For further details of income tax matters, see "Note 7—Income Taxes" to the financial statements included in "Item 1. Consolidated Financial Statements."
In 2024, the effective income tax rate is higher than the statutory rate of 21% due primarily to the nondeductible portion of the goodwill in the sale of Mosaic Group, nondeductible compensation expense, and state taxes, partially offset by research credits and the realization of a capital loss.
In 2023, the effective income tax rate is higher than the statutory rate of 21% due primarily to state taxes and nondeductible compensation expense, partially offset by research credits.
Net loss attributable to noncontrolling interests

	Three Months Ended March 31,
	2024	2023	2024 Change
			$ Change	% Change
	(Dollars in thousands)
Net loss attributable to noncontrolling interests	$59	$2,456	$(2,397)	(98)%
Net loss attributable to noncontrolling interests in 2024 and 2023 primarily represents the publicly-held interest in Angi Inc.'s losses.

PRINCIPLES OF FINANCIAL REPORTING
The Company reports Adjusted EBITDA as a supplemental measure to U.S. generally accepted accounting principles ("GAAP"). This measure is considered our primary segment measure of profitability and one of the metrics by which we evaluate the performance of our businesses and our internal budgets are based and may also impact management compensation. We believe that investors should have access to, and we are obligated to provide, the same set of tools that we use in analyzing our results. This non-GAAP measure should be considered in addition to results prepared in accordance with GAAP, but should not be considered a substitute for or superior to GAAP results. The Company endeavors to compensate for the limitations of the non-GAAP measure presented by providing the comparable GAAP measure with equal or greater prominence and descriptions of the reconciling items, including quantifying such items, to derive the non-GAAP measure. We encourage investors to examine the reconciling adjustments between the GAAP and non-GAAP measure, which we discuss below.
Definition of Non-GAAP Measure
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") is defined as operating income excluding: (1) stock-based compensation expense; (2) depreciation; and (3) acquisition-related items consisting of (i) amortization of intangible assets and impairments of goodwill and intangible assets, if applicable, and (ii) gains and losses recognized on changes in the fair value of contingent consideration arrangements, if applicable. We believe this measure is useful for analysts and investors as this measure allows a more meaningful comparison between our performance and that of our competitors. Adjusted EBITDA has certain limitations because it excludes the impact of these expenses.
The following table reconciles net earnings attributable to IAC shareholders to operating loss to Adjusted EBITDA:

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Net earnings attributable to IAC shareholders	$45,031	$417,775
Add back:
Net loss attributable to noncontrolling interests	(59)	(2,456)
Income tax provision	54,688	139,502
Other income, net	(34,805)	(23,749)
Unrealized gain on investment in MGM Resorts International	(163,751)	(704,840)
Interest expense	39,718	38,172
Operating loss	(59,178)	(135,596)
Add back:
Stock-based compensation expense	28,907	28,941
Depreciation	36,573	61,172
Amortization of intangibles	36,728	54,606
Adjusted EBITDA	$43,030	$9,123
For a reconciliation of operating (loss) income to Adjusted EBITDA for the Company's reportable segments, see "Note 5—Segment Information" to the financial statements included in "Item 1—Consolidated Financial Statements."
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

Depreciation is a non-cash expense relating to our capitalized software, buildings, equipment and leasehold improvements and is computed using the straight-line method to allocate the cost of depreciable assets to operations over their estimated useful lives, or, in the case of leasehold improvements, the lease term, if shorter.
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
Gains and losses recognized on changes in the fair value of contingent consideration arrangements are accounting adjustments to report liabilities for the portion of the purchase price of acquisitions, if applicable, that is contingent upon the financial performance and/or operating targets of the acquired company at fair value that are recognized in "General and administrative expense" in the statement of operations. These adjustments can be highly variable and are excluded from our assessment of performance because they are considered non-operational in nature and, therefore, are not indicative of current or future performance or the ongoing cost of doing business.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Position

	March 31, 2024	December 31, 2023
	(In thousands)
Angi Inc. cash and cash equivalents:
United States	$348,609	$354,341
All other countries	14,728	9,703
Total Angi Inc. cash and cash equivalents	363,337	364,044

Dotdash Meredith cash and cash equivalents:
United States	253,817	243,801
All other countries	14,931	17,779
Total Dotdash Meredith cash and cash equivalents	268,748	261,580

IAC (excluding Angi Inc. and Dotdash Meredith) cash and cash equivalents and marketable securities:
United States	828,617	642,613
All other countries	46,286	29,208
Total cash and cash equivalents	874,903	671,821
Marketable securities (United States)	136,459	148,998
Total IAC (excluding Angi Inc. and Dotdash Meredith) cash and cash equivalents and marketable securities	1,011,362	820,819

Total cash and cash equivalents and marketable securities	$1,643,447	$1,446,443

Dotdash Meredith Debt:
Dotdash Meredith Term Loan A	$310,625	$315,000
Dotdash Meredith Term Loan B	1,221,875	1,225,000
Total Dotdash Meredith long-term debt	1,532,500	1,540,000
Less: current portion of Dotdash Meredith long-term debt	34,375	30,000
Less: original issue discount	4,259	4,470
Less: unamortized debt issuance costs	7,979	8,423
Total Dotdash Meredith long-term debt, net	1,485,887	1,497,107

ANGI Group Debt:
ANGI Group Senior Notes	500,000	500,000
Less: unamortized debt issuance costs	3,759	3,953
Total ANGI Group long-term debt, net	496,241	496,047

Total long-term debt, net	$1,982,128	$1,993,154
The Company's international cash can be repatriated without significant tax consequences.
For a detailed description of interest rate swaps and long-term debt, see "Note 1—The Company and Summary of Significant Accounting Policies" and "Note 3—Long-term Debt" to the financial statements included in "Item 1. Consolidated Financial Statements."

Cash Flow Information
In summary, IAC's cash flows are as follows:

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Net cash provided by (used in):
Operating activities	$64,054	$25,167
Investing activities	$172,221	$51,974
Financing activities	$(25,974)	$(95,975)
Net cash provided by operating activities attributable to continuing operations consists of net earnings adjusted for non-cash items and the effect of changes in working capital. Non-cash adjustments include the unrealized gain on the investment in MGM, deferred income taxes, depreciation, non-cash lease expense (including ROU impairments), amortization of intangibles, stock-based compensation expense, net (gains) losses on sales of businesses and investments in equity securities, provision for credit losses and unrealized decrease (increase) in the estimated fair value of a warrant.
2024
Adjustments to net earnings consist primarily of an unrealized gain on the investment in MGM of $163.8 million and net gains on sales of businesses and investments in equity securities of $25.9 million primarily related to the sale of assets at Mosaic Group in February 2024, partially offset by deferred taxes of $45.0 million, amortization of intangibles of $36.7 million, depreciation of $36.6 million, stock-based compensation expense of $28.9 million, provision of credit losses of $16.1 million, non-cash lease expense of $14.8 million and an unrealized decrease in the estimated fair value of a warrant of $10.2 million. The increase from changes in working capital include a decrease in accounts receivable of $56.1 million, a decrease in other assets of $44.5 million, an increase in deferred revenue of $17.9 million and an increase in income taxes payable and receivable of $8.8 million, partially offset by decreases in accounts payable and other liabilities of $89.5 million and operating lease liabilities of $17.3 million. The decrease in accounts receivable is due primarily to a decrease in revenue in the first quarter of 2024 relative to the fourth quarter of 2023 at Dotdash Meredith and a decrease at Mosaic Group due to cash receipts prior to the sale of its assets, partially offset by an increase at Angi Inc., due primarily to timing of cash receipts. The decrease in other assets is due primarily to receipt of pre-acquisition income tax refunds at Dotdash Meredith, payment received related to insurance coverage for previously incurred legal fees at Angi Inc. and a decrease in prepaid hosting services at Angi Inc., Dotdash Meredith and Corporate. The increase in deferred revenue is due primarily to timing of annual subscription renewals at Care.com. The increase in income taxes payable and receivable is due to income tax accruals in excess of payments, primarily due to the sale of assets of Mosaic Group. The decrease in accounts payable and other liabilities is due primarily to decreases in accrued employee compensation, due primarily to payment of 2023 bonuses in 2024 and a decrease in accrued payroll due to timing of payments, and accrued traffic acquisition costs and related payables at Search and Dotdash Meredith. The decrease in operating lease liabilities is due to cash payments on leases net of interest accretion.
Net cash provided by investing activities includes net proceeds from the sales of businesses and investments of $159.7 million, including $155 million from the sale of assets of Mosaic Group, maturities of marketable debt securities of $137.5 million and net proceeds from the sales of assets of $12.7 million, principally from the sale of an aircraft at Dotdash Meredith, partially offset by $123.1 million for the purchases of marketable debt securities and capital expenditures of $15.7 million primarily related to investments of $12.7 million in capitalized software at Angi Inc. to support its products and services.
Net cash used in financing activities includes withholding taxes paid on behalf of IAC employees, excluding Angi Inc., for stock-based awards that were net settled of $8.2 million, principal payments on Dotdash Meredith Term Loan A and Dotdash Meredith Term Loan B of $7.5 million, the repurchase of 2.9 million shares of Angi Inc. Class A common stock, on a settlement date basis, for $6.9 million at an average price of $2.37 per share and withholding taxes paid on behalf of Angi Inc. employees for stock-based awards that were net settled of $3.2 million.

2023
Adjustments to net earnings consist primarily of an unrealized gain on the investment in MGM of $704.8 million and an unrealized increase in the estimated fair value of a warrant of $5.9 million, partially offset by deferred taxes of $127.2 million, depreciation of $61.2 million, non-cash lease expense of $58.7 million, amortization of intangibles of $54.6 million, stock-based compensation expense of $28.9 million, provision of credit losses of $24.8 million and net losses on sales of business and investments in equity securities of $2.5 million. The decrease from changes in working capital include decreases in accounts payable and other liabilities of $107.4 million and operating lease liabilities of $19.7 million, partially offset by a decrease in accounts receivable of $43.0 million, a decrease in other assets of $27.0 million and an increase in deferred revenue of $15.4 million. The decrease in accounts payable and other liabilities is due primarily to a decreases in accrued employee compensation, due primarily to payment of 2022 bonuses in 2023, a decrease in accrued payroll due to timing of payments and restructuring related severance payments at Dotdash Meredith, and decreases in accounts payable at Dotdash Meredith, due primarily to a decrease in spend in the first quarter of 2023 relative to the fourth quarter of 2022 and timing of payments, and at Care.com, due primarily to timing of payments. The decrease in operating lease liabilities is due to cash payments on leases net of interest accretion. The decrease in accounts receivable is due primarily to a decrease in revenue in the first quarter of 2023 relative to the fourth quarter of 2022 at Dotdash Meredith, partially offset by an increase at Angi Inc., due primarily to timing of cash receipts for credit card transactions. The decrease in other assets is due, in part, to a decrease in prepaid hosting services at Angi Inc., Dotdash Meredith and Corporate. The increase in deferred revenue is due primarily to timing of annual subscription renewals at Care.com.
Net cash provided by investing activities includes maturities of marketable debt securities of $137.5 million and net proceeds from the sales of assets of $29.4 million, including $28.9 million related to the sale of a building at Dotdash Meredith, partially offset by $98.5 million for the purchases of marketable debt securities and capital expenditures of $21.9 million primarily related to investments of $11.3 million in capitalized software at Angi Inc. to support its products and services and payment of $8.1 million related to the acquisition of the formerly leased land under IAC's New York City headquarters building. The purchase of the land was completed in April 2023.
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
Liquidity and Capital Resources
Investment in MGM
At March 31, 2024, the Company owns 64.7 million common shares of MGM. Based on the number of MGM common shares outstanding at March 31, 2024, the Company owns 20.6% of MGM.
Investment in Turo
At March 31, 2024, IAC's aggregate percentage ownership in Turo is approximately 29%, on an as-converted basis. The Company has a warrant in Turo that expires on July 23, 2024 and has the option to gross or net settle the instrument. The Company is currently assessing its options and, if gross settled, the Company expects to use approximately $200 million in cash.
Share Repurchase Authorizations and Activity
At May 3, 2024, IAC had 3.7 million shares remaining in its share repurchase authorization.
During the three months ended March 31, 2024, Angi repurchased 2.8 million shares of its Class A common stock, on a trade date basis, at an average price of $2.37 per share, or $6.7 million in aggregate. During the fourth quarter of 2023, Angi Inc. announced its intent to utilize the remaining 14.0 million shares in its stock repurchase authorization. From April 1, 2024 through May 3, 2024, Angi Inc. repurchased an additional 3.1 million shares of its common stock, on a trade date basis, at an average price of $2.22 per share, or $6.8 million in aggregate. At May 3, 2024, Angi Inc. had 4.7 million shares remaining in its share repurchase authorization.

IAC and Angi Inc. may purchase their shares pursuant to their authorizations over an indefinite period of time in the open market and in privately negotiated transactions, depending on those factors management deems relevant at any particular time, including, without limitation, market conditions, price and future outlook.
Contractual Obligations
At March 31, 2024, there have been no material changes to the Company's contractual obligations since the disclosures for the year ended December 31, 2023, included in the Company's Annual Report on Form 10-K.
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
Liquidity Assessment
On a consolidated basis, the Company generated positive cash flows from operating activities of $64.1 million for the three months ended March 31, 2024; excluding the positive cash flows from operating activities of $56.2 million and $22.3 million generated by Dotdash Meredith and Angi Inc., respectively, the Company generated negative cash flows from operating activities of $14.4 million.
At March 31, 2024, the Company's consolidated cash, cash equivalents and marketable securities, excluding MGM, were $1.6 billion, of which $363.3 million and $268.7 million was held by Angi Inc. and Dotdash Meredith, respectively. The Company's consolidated debt includes approximately $1.5 billion, which is a liability of Dotdash Meredith Inc., and $500.0 million, which is a liability of ANGI Group, a subsidiary of Angi Inc. The Dotdash Meredith Credit Agreement contains covenants that would limit Dotdash Meredith’s ability to pay dividends, incur incremental secured indebtedness, or make distributions or certain investments in the event a default has occurred or if Dotdash Meredith’s consolidated net leverage ratio exceeds 4.0 to 1.0, subject to certain available amounts as defined in the Dotdash Meredith Credit Agreement. This ratio was exceeded for the test period ended March 31, 2024. The Dotdash Meredith Credit Agreement also permits IAC to, among other things, contribute cash to Dotdash Meredith which will provide additional liquidity to ensure that Dotdash Meredith does not exceed certain consolidated net leverage ratios for any test period, as further defined in the Dotdash Meredith Credit Agreement. In connection with these capital contributions, Dotdash Meredith may make distributions to IAC in amounts not more than any such capital contributions, provided that no default has occurred and is continuing. Such capital contributions and subsequent distributions impact the consolidated net leverage ratios of Dotdash Meredith. In the three months ended March 31, 2024, IAC contributed $55 million to Dotdash Meredith, which Dotdash Meredith subsequently distributed back to IAC in April 2024. In addition, Dotdash Meredith distributed $105 million back to IAC in January 2024 related to the Company's contribution in December 2023. Angi Inc. is an independent public company with its own public shareholders and board of directors and has no obligation to provide the Company with funds. As a result, the Company cannot freely access the cash of Angi Inc. and its subsidiaries.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Equity Price Risk
At March 31, 2024, the Company owns 64.7 million common shares of MGM. During the fourth quarter of 2023, due to MGM's ongoing share repurchase program, which increased the Company's ownership interest passively, the Company determined that the equity method of accounting applied and elected to account for its investment in MGM pursuant to the fair value option. Prior to the fourth quarter of 2023, the Company's investment in MGM was accounted for as an equity security with a readily determinable fair value, with changes in fair value recognized through income each period. Since the Company has always marked its investment in MGM to fair value through income each period the election of the fair value option results in no change from its historical accounting for this investment. For the three months ended March 31, 2024 and 2023, the Company recognized an unrealized gain of $163.8 million and $704.8 million, respectively, on its investment in MGM.
The cumulative unrealized net pre-tax gain through March 31, 2024 is $1.8 billion. At March 31, 2024 and December 31, 2023, the carrying value of the Company's investment in MGM, which includes the cumulative unrealized pre-tax gains, was $3.1 billion and $2.9 billion, or approximately 29% and 28% of the Company's consolidated total assets, respectively. A $2.00 increase or decrease in the share price of MGM would result in an unrealized gain or loss, respectively, of $129.4 million. At May 3, 2024, the fair value of the Company's investment in MGM was $2.66 billion. The Company's results of operations and financial condition have in the past been and may in the future be materially impacted by increases or decreases in the price of MGM common shares, which are traded on the New York Stock Exchange.
Interest Rate Risk
At March 31, 2024, the principal amount of the Company's outstanding debt totals $2.03 billion, of which $1.53 billion is the Dotdash Meredith Term Loans, which bear interest at a variable rate, and $500 million is the ANGI Group Senior Notes, which bear interest at a fixed rate.
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
During the three months ended March 31, 2024, adjusted term secured overnight financing rate ("Adjusted Term SOFR") for the Dotdash Meredith Term Loans decreased an average of approximately two basis points relative to December 31, 2023. Had Adjusted Term SOFR been unchanged during the first quarter of 2024, the impact of this decrease would have had a nominal effect on interest expense. At March 31, 2024, the outstanding balance of $1.22 billion related to the Dotdash Meredith Term Loan B bore interest at Adjusted SOFR, subject to a minimum of 0.50%, plus 4.00%, or 9.43%, and the outstanding balance of $310.6 million related to the Dotdash Meredith Term Loan A bore interest at Adjusted Term SOFR plus 2.25%, or 7.68%. If Adjusted Term SOFR were to increase or decrease by 100 basis points, the annual interest expense on the Dotdash Meredith Term Loans, net of the impact related to the $350 million in notional amount of interest rate swaps, would increase or decrease by $11.8 million.
If market rates decline relative to interest rates on the ANGI Group Senior Notes, the Company runs the risk that the related required interest payments will exceed those based on market rates. A 100-basis point increase or decrease in the level of interest rates would, respectively, decrease or increase the fair value of the fixed-rate debt by $19.3 million. Such potential increase or decrease in fair value is based on certain simplifying assumptions, including an immediate increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period, nor changes in the credit profile.

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
During the quarter ended March 31, 2024, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Shareholder Litigation Arising Out of the MTCH Separation
This shareholder class action pending in Delaware state court is described in detail under the captions Part I-Item 3-Legal Proceedings of our annual report on Form 10-K for the fiscal year ended December 31, 2023 (pages 34-35). See In re Match Group, Inc. Derivative Litigation, No. 2020-0505 (Delaware Chancery Court). This lawsuit alleges that the terms of the MTCH Separation (as defined on page 25 of this quarterly report) are unfair to the former Match Group public shareholders and unduly beneficial to IAC as a result of undue influence by IAC and Mr. Diller over the then Match Group directors who unanimously approved the transaction and asserts a variety of claims. As previously reported, the Delaware Chancery Court granted the defendants’ motion to dismiss the action in September 2022, and the plaintiffs appealed to the Delaware Supreme Court. Following oral argument on the plaintiffs’ appeal, in May 2023, the Delaware Supreme Court issued an order directing the parties to submit supplemental briefing on the correct legal standard governing judicial review of the MTCH Separation, namely whether review under the more deferential business-judgment rule is triggered when such a transaction has been approved by either a committee of independent directors or a majority vote of the minority stockholders. Supplemental briefing was completed in September 2023 and the court heard further oral argument from the parties in December 2023.

On April 4, 2024, the Delaware Supreme Court issued its decision, holding: (i) that in order to be subject to review under the more deferential business-judgment rule, rather than “entire fairness” review, the MTCH Separation transaction must have been approved by both a committee of independent directors and a majority vote of the Match Group minority shareholders, (ii) that the Delaware Chancery Court correctly ruled that the plaintiffs had pleaded sufficient facts to call into question the independence of one of the three members of the special committee that had negotiated and approved the transaction, (iii) that the Delaware Chancery Court had incorrectly ruled that the plaintiffs had nevertheless failed to call into question the independence of the special committee as a whole, because all members of the committee must be independent in order for the committee as a whole to be independent, and (iv) that the Delaware Chancery Court had correctly dismissed the plaintiffs’ derivative claims for lack of standing, leaving only their direct claims for adjudication. The Delaware Supreme Court remanded the case to the Delaware Chancery Court for further proceedings, and the case will now proceed to discovery.

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

Actual results could differ materially from those contained in these forward-looking statements for a variety of reasons, including, among others: (i) our ability to market our products and services in a successful and cost-effective manner, (ii) the display of links to websites offering our products and services in a prominent manner in search results, (iii) changes in our relationship with (or policies implemented by) Google, (iv) our ability to compete with generative artificial intelligence technology and the related disruption to marketing technologies, (v) the failure or delay of the markets and industries in which our businesses operate to migrate online and the continued growth and acceptance of online products and services as effective alternatives to traditional products and services, (vi) our continued ability to develop and monetize versions of our products and services for mobile and other digital devices, (vii) adverse economic events or trends that adversely impact advertising spending levels, (viii) the ability of our Digital business to successfully expand the digital reach of our portfolio of publishing brands, (ix) our continued ability to market, distribute and monetize our products and services through search engines, digital app stores, advertising networks and social media platforms, (x) risks related to our Print business (declining revenue, increased paper and postage costs, reliance on a single supplier to print our magazines and potential increases in pension plan obligations), (xi) our ability to establish and maintain relationships with quality and trustworthy service professionals and caregivers, (xii) the ability of Angi Inc. to expand its pre-priced offerings, while balancing the overall mix of service requests and directory services on Angi platforms, (xiii) the ability of Angi Inc. to continue to generate leads for service professionals given changing requirements applicable to certain communications with consumers, (xiv) our ability to access, collect and use personal data about our users and subscribers, (xv) our ability to engage directly with users, subscribers, consumers, service professionals and caregivers on a timely basis, (xvi) the ability of our Chairman and Senior Executive, certain members of his family and our Chief Executive Officer to exercise significant influence over the composition of our board of directors, matters subject to stockholder approval and our operations, (xvii) risks related to our liquidity and indebtedness (the impact of our indebtedness on our ability to operate our business, our ability to generate sufficient cash to service our indebtedness and interest rate risk), (xviii) our inability to freely access the cash of Dotdash Meredith and/or Angi Inc. and their respective subsidiaries, (xix) dilution with respect to investments in IAC and Angi Inc., (xx) our ability to compete, (xxi) adverse economic events or trends (particularly those that adversely impact consumer confidence and spending behavior), either generally and/or in any of the markets in which our businesses operate, as well as geopolitical conflicts, (xxii) our ability to build, maintain and/or enhance our various brands, (xxiii) our ability to protect our systems, technology and infrastructure from cyberattacks and to protect personal and confidential user information (including credit card information), as well as the impact of cyberattacks experienced by third parties, (xxiv) the occurrence of data security breaches and/or fraud, (xxv) increased liabilities and costs related to the processing, storage, use and disclosure of personal and confidential user information, (xxvi) the integrity, quality, efficiency and scalability of our systems, technology and infrastructure (and those of third parties with whom we do business) and (xxvii) changes in key personnel.
Certain of these and other risks and uncertainties are discussed in our filings with the SEC, including under the caption Part I-Item 1A-Risk Factors of our annual report on 10-K for the fiscal year ended December 31, 2023. Other unknown or unpredictable factors that could also adversely affect IAC's business, financial condition and results of operations may arise from time to time. In light of these risks and uncertainties, the forward-looking statements discussed in this quarterly report may not prove to be accurate. Accordingly, you should not place undue reliance on these forward-looking statements, which only reflect the views of IAC management as of the date of this quarterly report. IAC does not undertake to update these forward-looking statements.
Risk Factors
In addition to the other information set forth in this quarterly report, you should carefully consider the risk factors discussed under the caption Part I-Item 1A-Risk Factors of our annual report on 10-K for the fiscal year ended December 31, 2023, any or all of which could materially and adversely affect IAC's business, financial condition or results of operations. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect IAC's business, financial condition and/or results of operations.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
The Company did not issue or sell any shares of its common stock or any other equity securities pursuant to unregistered transactions during the quarter ended March 31, 2024.
Issuer Purchases of Equity Securities
The Company did not purchase any shares of its common stock during the quarter ended March 31, 2024. As of that date, 3,686,692 shares of IAC common stock remained available for repurchase under the Company's previously announced June 2020 repurchase authorization. The Company may repurchase shares of its common stock pursuant to this repurchase authorization over an indefinite period of time in the open market and in privately negotiated transactions, depending on those factors IAC management deems relevant at any particular time, including (without limitation) market conditions, share price and future outlook.

Item 5. Other Information
Rule 10b5-1 Trading Plans
During the quarter ended March 31, 2024, none of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading plan or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S‑K).
Item 6.    Exhibits
The documents set forth below, numbered in accordance with Item 601 of Regulation S-K, are filed herewith, incorporated by reference to the location indicated or furnished herewith.

Exhibit Number	Description	Location
3.1	Restated Certificate of Incorporation of IAC Inc.	Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
3.2	Restated Certificate of Incorporation of IAC/InterActiveCorp.	Exhibit 3.1(c) to the Registrant’s Current Report on Form 8-K filed on July 2, 2020.
3.3	Certificate of Amendment of Restated Certificate of Incorporation of IAC/InterActiveCorp.	Exhibit 4.2 to Post-Effective Amendment No. 1 on Form S-8 to Registration Statement on Form S-4 (File No. 333-251656), filed by the Registrant on May 26, 2021.
3.4	Certificate of Amendment of Restated Certificate of Incorporation of IAC Inc.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on August 12, 2022.
3.5	Certificate of Designations of Series A Cumulative Preferred Stock.	Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on July 2, 2020.
3.6	Amended and Restated By-Laws of IAC Inc.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on September 18, 2023.
10.1	Joinder and Reaffirmation Agreement, dated as of March 1, 2024, by and among Dotdash Meredith Inc. (f/k/a Dotdash Media Inc.), as Borrower, and JPMorgan Chase Bank, N.A., as administrative agent, and the other parties thereto.(1)
31.1	Certification of the Chairman and Senior Executive pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.(1)
31.2	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.(1)
31.3	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.(1)
32.1	Certification of the Chairman and Senior Executive pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.(2)

32.2	Certification of the Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.(2)
32.3	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.(2)
101.INS	Inline XBRL Instance.(1)	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema.(1)
101.CAL	Inline XBRL Taxonomy Extension Calculation.(1)
101.DEF	Inline XBRL Taxonomy Extension Definition.(1)
101.LAB	Inline XBRL Taxonomy Extension Labels.(1)
101.PRE	Inline XBRL Taxonomy Extension Presentation.(1)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
_______________________________________________________________________________
(1)Filed herewith.
(2)Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	May 7, 2024
IAC INC.

		By:	/s/ CHRISTOPHER HALPIN
Christopher Halpin
Executive Vice President, Chief Financial Officer and Chief Operating Officer

Signature	Title	Date
/s/ CHRISTOPHER HALPIN	Executive Vice President, Chief Financial Officer and Chief Operating Officer	May 7, 2024
Christopher Halpin