Form 10-Q
period 2024-06-30
IAC Inc.
filed 2024-08-07
CIK 1800227

As filed with the Securities and Exchange Commission on August 7, 2024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of August 2, 2024, the following shares of the registrant's common stock were outstanding:

Common Stock	80,333,866
Class B common stock	5,789,499
Total	86,123,365

PART I
FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements
IAC INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	June 30, 2024	December 31, 2023
	(In thousands, except par value amounts)
ASSETS
Cash and cash equivalents	$1,601,775	$1,297,445
Marketable securities	87,210	148,998
Accounts receivable, net	489,853	536,650
Other current assets	189,450	257,499
Total current assets	2,368,288	2,240,592

Buildings, capitalized software, land, equipment and leasehold improvements, net	409,097	455,281
Goodwill	2,878,672	3,024,266
Intangible assets, net of accumulated amortization	793,523	874,705
Investment in MGM Resorts International	2,876,317	2,891,850
Long-term investments	401,491	411,216
Other non-current assets	476,759	473,267
TOTAL ASSETS	$10,204,147	$10,371,177

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Current portion of long-term debt	$38,750	$30,000
Accounts payable, trade	76,908	105,514
Deferred revenue	120,592	143,449
Accrued expenses and other current liabilities	648,769	671,527
Total current liabilities	885,019	950,490

Long-term debt, net	1,971,107	1,993,154
Deferred income taxes	172,307	164,612
Other long-term liabilities	450,504	474,540

Redeemable noncontrolling interests	29,132	33,378

Commitments and contingencies

SHAREHOLDERS' EQUITY:
Common Stock, $0.0001 par value; authorized 1,600,000 shares; 84,683 and 84,465 shares issued and 80,333 and 80,115 shares outstanding at June 30, 2024 and December 31, 2023, respectively	8	8
Class B common stock, $0.0001 par value; authorized 400,000 shares; 5,789 shares issued and outstanding at June 30, 2024 and December 31, 2023	1	1
Additional paid-in-capital	6,363,548	6,340,312
(Accumulated deficit) retained earnings	(96,278)	923
Accumulated other comprehensive loss	(6,473)	(10,942)
Treasury stock, 4,350 shares at June 30, 2024 and December 31, 2023	(252,441)	(252,441)
Total IAC shareholders' equity	6,008,365	6,077,861
Noncontrolling interests	687,713	677,142
Total shareholders' equity	6,696,078	6,755,003
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$10,204,147	$10,371,177
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands, except per share data)
Revenue	$949,527	$1,111,589	$1,879,207	$2,195,860
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	267,503	353,078	539,467	696,007
Selling and marketing expense	335,708	413,954	679,633	817,251
General and administrative expense	209,998	218,166	422,667	491,242
Product development expense	78,159	86,398	165,158	171,185
Depreciation	33,448	41,283	70,021	102,455
Amortization of intangibles	36,710	54,183	73,438	108,789
Total operating costs and expenses	961,526	1,167,062	1,950,384	2,386,929
Operating loss	(11,999)	(55,473)	(71,177)	(191,069)
Interest expense	(39,515)	(39,077)	(79,233)	(77,249)
Unrealized (loss) gain on investment in MGM Resorts International	(179,284)	(32,362)	(15,533)	672,478
Other income, net	54,693	10,985	89,498	34,734
(Loss) earnings before income taxes	(176,105)	(115,927)	(76,445)	438,894
Income tax benefit (provision)	34,638	24,297	(20,050)	(115,205)
Net (loss) earnings	(141,467)	(91,630)	(96,495)	323,689
Net (earnings) loss attributable to noncontrolling interests	(765)	2,585	(706)	5,041
Net (loss) earnings attributable to IAC shareholders	$(142,232)	$(89,045)	$(97,201)	$328,730

Per share information attributable to IAC common stock and Class B common stock shareholders:
Basic (loss) earnings per share	$(1.71)	$(1.07)	$(1.17)	$3.77
Diluted (loss) earnings per share	$(1.71)	$(1.07)	$(1.17)	$3.64

Stock-based compensation expense by function:
Cost of revenue	$760	$533	$1,253	$552
Selling and marketing expense	2,372	2,198	4,013	3,941
General and administrative expense	23,115	24,040	48,069	46,884
Product development expense	2,852	3,422	4,671	7,757
Total stock-based compensation expense	$29,099	$30,193	$58,006	$59,134
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Net (loss) earnings	$(141,467)	$(91,630)	$(96,495)	$323,689
Other comprehensive (loss) income, net of income taxes:
Change in foreign currency translation adjustment	(199)	2,486	19	3,405
Change in net unrealized gains on interest rate swaps	574	5,639	4,271	3,352
Change in unrealized gains and losses on available-for-sale marketable debt securities	2	(11)	(20)	(37)
Total other comprehensive income, net of income taxes	377	8,114	4,270	6,720
Comprehensive (loss) income, net of income taxes	(141,090)	(83,516)	(92,225)	330,409
Components of comprehensive (income) loss attributable to noncontrolling interests:
Net (earnings) loss attributable to noncontrolling interests	(765)	2,585	(706)	5,041
Change in foreign currency translation adjustment attributable to noncontrolling interests	41	(377)	195	(493)
Comprehensive (income) loss attributable to noncontrolling interests	(724)	2,208	(511)	4,548
Comprehensive (loss) income attributable to IAC shareholders	$(141,814)	$(81,308)	$(92,736)	$334,957
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Three and six months ended June 30, 2024
(Unaudited)

	Redeemable Noncontrolling Interests	Common Stock, $0.0001 par value		Class B common stock, $0.0001 par value		Additional Paid-in-Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total IAC Shareholders' Equity	Noncontrolling Interests	Total Shareholders' Equity
		$	Shares	$	Shares
		(In thousands)
Balance at March 31, 2024	$32,622	$8	84,638	$1	5,789	$6,346,106	$45,954	$(6,893)	$(252,441)	$6,132,735	$684,107	$6,816,842
Net (loss) earnings	(82)	—	—	—	—	—	(142,232)	—	—	(142,232)	847	(141,385)
Other comprehensive income (loss), net of income taxes	—	—	—	—	—	—	—	418	—	418	(41)	377
Stock-based compensation expense	—	—	—	—	—	20,425	—	—	—	20,425	10,093	30,518
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	—	45	—	—	(692)	—	—	—	(692)	—	(692)
Issuance of Angi Inc. common stock pursuant to stock-based awards, net of withholding taxes	—	—	—	—	—	4,113	—	2	—	4,115	(5,594)	(1,479)
Purchase of Angi Inc. treasury stock	—	—	—	—	—	(11,484)	—	—	—	(11,484)	—	(11,484)
Adjustment of noncontrolling interests to redemption amount	(3,337)	—	—	—	—	3,337	—	—	—	3,337	—	3,337
Adjustment to the liquidation value of Vivian Health preferred shares	—	—	—	—	—	1,699	—	—	—	1,699	(1,699)	—
Other	(71)	—	—	—	—	44	—	—	—	44	—	44
Balance at June 30, 2024	$29,132	$8	84,683	$1	5,789	$6,363,548	$(96,278)	$(6,473)	$(252,441)	$6,008,365	$687,713	$6,696,078

Balance at December 31, 2023	$33,378	$8	84,465	$1	5,789	$6,340,312	$923	$(10,942)	$(252,441)	$6,077,861	$677,142	$6,755,003
Net (loss) earnings	(91)	—	—	—	—	—	(97,201)	—	—	(97,201)	797	(96,404)
Other comprehensive income (loss), net of income taxes	—	—	—	—	—	—	—	4,465	—	4,465	(195)	4,270
Stock-based compensation expense	—	—	—	—	—	39,935	—	—	—	39,935	21,112	61,047
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	—	218	—	—	(8,815)	—	—	—	(8,815)	—	(8,815)
Issuance of Angi Inc. common stock pursuant to stock-based awards, net of withholding taxes	—	—	—	—	—	2,255	—	4	—	2,259	(7,002)	(4,743)
Purchase of Angi Inc. treasury stock	—	—	—	—	—	(18,184)	—	—	—	(18,184)	—	(18,184)
Adjustment of noncontrolling interests to redemption amount	(3,842)	—	—	—	—	3,842	—	—	—	3,842	—	3,842
Adjustment to the liquidation value of Vivian Health preferred shares	—	—	—	—	—	4,141	—	—	—	4,141	(4,141)	—
Other	(313)	—	—	—	—	62	—	—	—	62		62
Balance at June 30, 2024	$29,132	$8	84,683	$1	5,789	$6,363,548	$(96,278)	$(6,473)	$(252,441)	$6,008,365	$687,713	$6,696,078

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Three and six months ended June 30, 2023
(Unaudited)

	Redeemable Noncontrolling Interests	Common Stock, $0.0001 par value		Class B common stock, $0.0001 par value		Additional Paid-in-Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock	Total IAC Shareholders' Equity	Noncontrolling Interests	Total Shareholders' Equity
		$	Shares	$	Shares
		(In thousands)
Balance at March 31, 2023	$27,189	$8	84,257	$1	5,789	$6,306,229	$152,756	$(14,641)	$(177,052)	$6,267,301	$653,179	$6,920,480
Net loss	(288)	—	—	—	—	—	(89,045)	—	—	(89,045)	(2,297)	(91,342)
Other comprehensive income, net of income taxes	—	—	—	—	—	—	—	7,737	—	7,737	377	8,114
Stock-based compensation expense	—	—	—	—	—	20,064	—	—	—	20,064	11,268	31,332
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	—	103	—	—	(2,725)	—	—	—	(2,725)	—	(2,725)
Issuance of Angi Inc. common stock pursuant to stock-based awards, net of withholding taxes	—	—	—	—	—	(1,875)	—	—	—	(1,875)	172	(1,703)
Purchase of IAC treasury stock	—	—	—	—	—	—	—	—	(75,450)	(75,450)	—	(75,450)
Purchase of Angi Inc. treasury stock	—	—	—	—	—	(3,397)	—	—	—	(3,397)	—	(3,397)
Adjustment of noncontrolling interests to redemption amount	7,881	—	—	—	—	(7,881)	—	—	—	(7,881)	—	(7,881)
Adjustment to the liquidation value of Vivian Health preferred shares	—	—	—	—	—	1,877	—	—	—	1,877	(1,877)	—
Other	(4)	—	—	—	—	102	—	—	—	102	(28)	74
Balance at June 30, 2023	$34,778	$8	84,360	$1	5,789	$6,312,394	$63,711	$(6,904)	$(252,502)	$6,116,708	$660,794	$6,777,502

Balance at December 31, 2022	$27,235	$8	84,184	$1	5,789	$6,295,080	$(265,019)	$(13,133)	$(85,323)	$5,931,614	$640,920	$6,572,534
Net (loss) earnings	(542)	—	—	—	—	—	328,730	—	—	328,730	(4,499)	324,231
Other comprehensive income, net of income taxes	—	—	—	—	—	—	—	6,227	—	6,227	493	6,720
Stock-based compensation expense	—	—	—	—	—	36,127	—	—	—	36,127	25,138	61,265
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	—	176	—	—	(4,575)	—	—	—	(4,575)	—	(4,575)
Issuance of Angi Inc. common stock pursuant to stock-based awards, net of withholding taxes	—	—	—	—	—	(6,574)	—	2	—	(6,572)	2,459	(4,113)
Purchase of IAC treasury stock	—	—	—	—	—	—	—	—	(167,179)	(167,179)	—	(167,179)
Purchase of Angi Inc. treasury stock	—	—	—	—	—	(3,397)	—	—	—	(3,397)	—	(3,397)
Adjustment of noncontrolling interests to redemption amount	8,089	—	—	—	—	(8,089)	—	—	—	(8,089)	—	(8,089)
Adjustment to the liquidation value of Vivian Health preferred shares	—	—	—	—	—	3,689	—	—	—	3,689	(3,689)	—
Other	(4)	—	—	—	—	133	—	—	—	133	(28)	105
Balance at June 30, 2023	$34,778	$8	84,360	$1	5,789	$6,312,394	$63,711	$(6,904)	$(252,502)	$6,116,708	$660,794	$6,777,502

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2024	2023
	(In thousands)
Cash flows from operating activities:
Net (loss) earnings	$(96,495)	$323,689
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Amortization of intangibles	73,438	108,789
Depreciation	70,021	102,455
Stock-based compensation expense	58,006	59,134
Non-cash lease expense (including right-of-use asset impairments)	31,270	72,506
Provision for credit losses	29,648	48,608
Unrealized loss (gain) on investment in MGM Resorts International	15,533	(672,478)
Deferred income taxes	6,452	101,451
Gains on sales of businesses and investments in equity securities (including upward and downward adjustments), net	(28,203)	(1,460)
Unrealized (increase) decrease in the estimated fair value of a warrant	(20,393)	7,731
Other adjustments, net	(350)	(7,202)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	13,167	30,325
Other assets	65,974	45,688
Operating lease liabilities	(34,764)	(39,576)
Accounts payable and other liabilities	(50,519)	(57,504)
Income taxes payable and receivable	7,512	2,453
Deferred revenue	8,780	3,645
Net cash provided by operating activities	149,077	128,254
Cash flows from investing activities:
Capital expenditures	(31,804)	(108,107)
Net proceeds from sales of assets	12,759	28,890
Proceeds from maturities of marketable debt securities	262,500	325,000
Purchases of marketable debt securities	(197,117)	(197,017)
Net proceeds from the sales of businesses and investments	162,179	3,491
Decrease in notes receivable	10,083	14,197
Purchases of investments	—	(103,555)
Other, net	—	9,901
Net cash provided by (used in) investing activities	218,600	(27,200)
Cash flows from financing activities:
Principal payments on Dotdash Meredith Term Loans	(15,000)	(15,000)
Withholding taxes paid on behalf of IAC employees on net settled stock-based awards	(8,928)	(5,250)
Withholding taxes paid on behalf of Angi Inc. employees on net settled stock-based awards	(4,743)	(4,124)
Purchases of Angi Inc. treasury stock	(18,201)	(3,397)
Purchases of IAC treasury stock	—	(165,622)
Other, net	(170)	41
Net cash used in financing activities	(47,042)	(193,352)
Total cash provided (used)	320,635	(92,298)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(875)	1,724
Net increase (decrease) in cash and cash equivalents and restricted cash	319,760	(90,574)
Cash and cash equivalents and restricted cash at beginning of period	1,306,241	1,426,069
Cash and cash equivalents and restricted cash at end of period	$1,626,001	$1,335,495
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
On an ongoing basis, the Company evaluates its estimates, judgments and assumptions, including those related to: the fair values of cash equivalents and marketable debt and equity securities; the carrying value of accounts receivable, including the determination of the allowance for credit losses; the determination of the customer relationship period for certain costs to obtain a contract with a customer; the recoverability of right-of-use assets ("ROU assets"); the useful lives and recoverability of buildings, capitalized software, equipment and leasehold improvements and definite-lived intangible assets; the recoverability of goodwill and indefinite-lived intangible assets; the fair value of equity securities without readily determinable fair values; the fair value of interest rate swaps; contingencies; unrecognized tax benefits; the liability for potential refunds and customer credits; the valuation allowance for deferred income tax assets; pension and postretirement benefit expenses, including actuarial assumptions regarding discount rates, expected returns on plan assets, inflation and healthcare costs; and the fair value of and forfeiture rates for stock-based awards, among others. The Company bases its estimates, judgments and assumptions on historical experience, its forecasts and budgets and other factors that the Company considers relevant.

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
Deferred Revenue
Deferred revenue consists of payments that are received or are contractually due in advance of the Company's performance obligation. The Company’s deferred revenue is reported on a contract-by-contract basis at the end of each reporting period. The Company classifies deferred revenue as current when the remaining term or expected completion of its performance obligation is one year or less. The current and non-current deferred revenue balances were $120.6 million and $0.1 million, respectively, at June 30, 2024, and $143.4 million and $0.1 million, respectively, at December 31, 2023. During the six months ended June 30, 2024, the Company recognized $97.5 million of revenue that was included in the deferred revenue balance at December 31, 2023. The change in the deferred revenue balance from December 31, 2023 to June 30, 2024 also reflects the reduction of $33.2 million related to the sale of Mosaic Group in the first quarter of 2024. During the six months ended June 30, 2023, the Company recognized $127.3 million of revenue that was included in the deferred revenue balance at December 31, 2022. The current and non-current deferred revenue balances were $157.1 million and $0.2 million, respectively, at December 31, 2022. Non-current deferred revenue is included in "Other long-term liabilities" in the balance sheet.
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

Certain Risks and Concentrations—Services Agreement with Google (the "Services Agreement")
The Company and Google are parties to an amended Services Agreement, which automatically renewed effective March 31, 2023 and now expires on March 31, 2025. The Company earns certain other advertising revenue from Google that is not attributable to the Services Agreement. A portion of the Company’s net cash from operating activities that it can freely access is attributable to revenue earned pursuant to the Services Agreement and other revenue earned from Google.
For the three and six months ended June 30, 2024, total revenue earned from Google was $126.5 million and $257.9 million, respectively, representing 13% and 14%, respectively, of the Company's revenue. The total revenue earned from the Services Agreement for the three and six months ended June 30, 2024 was $98.5 million and $201.4 million, respectively, representing 10% and 11%, respectively, of the Company's total revenue. For the three and six months ended June 30, 2023, total revenue earned from Google was $197.9 million and $370.8 million, respectively, representing 18% and 17%, respectively, of the Company's revenue. The total revenue earned from the Services Agreement for the three and six months ended June 30, 2023 was $164.6 million and $303.3 million, respectively, representing 15% and 14%, respectively, of the Company's total revenue. The related accounts receivable totaled $42.5 million and $52.2 million at June 30, 2024 and December 31, 2023, respectively.
The revenue attributable to the Services Agreement is earned by Ask Media Group and the Desktop business, which comprise the Search segment. For the three and six months ended June 30, 2024, revenue earned from the Services Agreement was $81.8 million and $167.2 million, respectively, within Ask Media Group and $16.7 million and $34.2 million, respectively, within the Desktop business. For the three and six months ended June 30, 2023, revenue earned from the Services Agreement was $146.1 million and $266.4 million, respectively, within Ask Media Group and $18.4 million and $37.0 million, respectively, within the Desktop business.
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
Recent Accounting Pronouncements
Recent Accounting Pronouncements Adopted by the Company
There were no recently issued accounting pronouncements adopted by the Company during the six months ended June 30, 2024.
Recent Accounting Pronouncements Not Yet Adopted by the Company
Accounting Standards Update ("ASU") 2023-07—Segment Reporting (Topic 280)—Improvements to Reportable Segment Disclosures

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
NOTE 2—FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
Marketable Securities
At June 30, 2024 and December 31, 2023, the fair value of marketable securities are as follows:

	June 30, 2024	December 31, 2023
	(In thousands)
Available-for-sale marketable debt securities	$87,210	$148,998
Total marketable securities	$87,210	$148,998
Marketable securities are carried at fair value. The Company has no investments in marketable equity securities, following the change in classification of its investment in MGM Resorts International ("MGM") to an equity method investment in the fourth quarter of 2023, described below. Prior to the fourth quarter of 2023, the Company had two investments in marketable equity securities, other than its investment in MGM, including one investment that was fully impaired in the first quarter of 2023 due to the investee declaring bankruptcy and another investment that was sold in the third quarter of 2023. The Company recorded net unrealized pre-tax gains of $1.3 million and $0.1 million during the three and six months ended June 30, 2023, respectively, for these investments. The unrealized pre-tax gains related to these investments are included in "Other income, net" in the statement of operations.
At June 30, 2024 and December 31, 2023, current available-for-sale marketable debt securities are as follows:

	June 30, 2024				December 31, 2023
	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Treasury discount notes	$87,211	$—	$(1)	$87,210	$148,971	$27	$—	$148,998
Total available-for-sale marketable debt securities	$87,211	$—	$(1)	$87,210	$148,971	$27	$—	$148,998

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The contractual maturities of debt securities classified as current available-for-sale at June 30, 2024 and December 31, 2023 were within one year. There were no investments in available-for-sale marketable debt securities that had been in a continuous unrealized loss position for longer than twelve months at June 30, 2024 and December 31, 2023.
Investment in MGM Resorts International

	June 30, 2024	December 31, 2023
	(In thousands)
Investment in MGM	$2,876,317	$2,891,850
At June 30, 2024, the Company owns 64.7 million common shares of MGM which represents 21.2% of MGM's common shares outstanding. During the fourth quarter of 2023, due to MGM's ongoing share repurchase program, which increased the Company's ownership interest passively, the Company determined that the equity method of accounting applied and elected to account for its investment in MGM pursuant to the fair value option. Prior to the fourth quarter of 2023, the Company's investment in MGM was accounted for as an equity security with a readily determinable fair value, with changes in fair value recognized through income each period. Since the Company has always marked its investment in MGM to fair value through income each period the election of the fair value option results in no change from its historical accounting for this investment. The fair value of the investment in MGM is remeasured each reporting period based upon MGM's closing stock price on the New York Stock Exchange on the last trading day in the reporting period and any unrealized pre-tax gains or losses are included in the statement of operations. For the three and six months ended June 30, 2024, the Company recorded unrealized pre-tax losses on its investment in MGM of $179.3 million and $15.5 million, respectively. For the three and six months ended June 30, 2023, the Company recorded an unrealized pre-tax loss and gain on its investment of MGM of $32.4 million and $672.5 million, respectively. The cumulative unrealized net pre-tax gain through June 30, 2024 is $1.6 billion. A $2.00 increase or decrease in the share price of MGM would result in an unrealized gain or loss, respectively, of $129.4 million. At August 2, 2024, the fair value of the Company's investment in MGM was $2.3 billion.
The following table presents MGM's summarized financial information for the six months ended June 30, 2024. As noted above, the Company has elected to account for its investment in MGM pursuant to the fair value option. By electing the fair value option, the Company’s investment in MGM is remeasured each reporting period with any changes recognized through income based on MGM’s closing stock price. As a result, the value of our investment and the financial impacts in any given period are not necessarily correlated with the income statement information presented below.

Six Months Ended June 30, 2024
(In thousands)
Revenues	$8,710,845
Expenses	$7,767,503
Net income	$582,528
Net income attributable to MGM	$404,548
Long-term Investments
Long-term investments consist of:

	June 30, 2024	December 31, 2023
	(In thousands)
Equity securities without readily determinable fair values	$396,481	$404,848
Other	5,010	6,368
Total long-term investments	$401,491	$411,216

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Equity Securities without Readily Determinable Fair Values
The following tables present a summary of unrealized pre-tax gains and losses recorded in "Other income, net" in the statement of operations as adjustments to the carrying value of equity securities without readily determinable fair values held at June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Upward adjustments (gross unrealized pre-tax gains)	$—	$2,227	$—	$2,227
Downward adjustments including impairments (gross unrealized pre-tax losses)	—	(373)	(7,867)	(1,195)
Total	$—	$1,854	$(7,867)	$1,032
The cumulative upward and downward adjustments (including impairments) to the carrying value of equity securities without readily determinable fair values held at June 30, 2024 were $37.8 million and $133.8 million, respectively.
Realized and unrealized pre-tax gains and losses for the Company's investments without readily determinable fair values for the three and six months ended June 30, 2024 and 2023 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Realized pre-tax (losses) gains, net, for equity securities sold	$(18)	$993	$4,416	$1,000
Unrealized pre-tax gains (losses), net, on equity securities held	—	1,854	(7,867)	1,032
Total pre-tax (losses) gains, net recognized	$(18)	$2,847	$(3,451)	$2,032
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

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following tables present the Company's financial instruments that are measured at fair value on a recurring basis:

	June 30, 2024
	Level 1	Level 2	Level 3	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$1,095,488	$—	$—	$1,095,488
Treasury discount notes	—	199,046	—	199,046
Time deposits	—	13,493	—	13,493
Marketable securities:
Treasury discount notes	—	87,210	—	87,210
Investment in MGM	2,876,317	—	—	2,876,317
Other non-current assets:
Warrant	—	—	70,024	70,024
Interest rate swaps(a)	—	4,663	—	4,663
Total	$3,971,805	$304,412	$70,024	$4,346,241
_____________________
(a)    Interest rate swaps relate to the $350 million notional amount entered into to hedge Dotdash Meredith's Term Loan B. The related asset at June 30, 2024 and liability at December 31, 2023 are included in "Other non-current assets" and "Other long-term liabilities," respectively, in the balance sheet. See "Note 1—The Company and Summary of Significant Accounting Policies" and "Note 3—Long-term Debt" for additional information. The fair value of interest rate swaps was determined using discounted cash flows derived from observable market prices, including swap curves, which are Level 2 inputs.

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

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following tables present the changes in the Company's financial instruments that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended June 30,
	2024	2023
	Warrant
	(In thousands)
Balance at April 1	$39,400	$52,739
Total net gains (losses):
Fair value adjustments included in earnings	30,624	(13,671)
Balance at June 30	$70,024	$39,068

	Six Months Ended June 30,
	2024	2023
	Warrant

Balance at January 1	$49,631	$46,799
Total net gains (losses):
Fair value adjustments included in earnings	20,393	(7,731)
Balance at June 30	$70,024	$39,068
Warrant
The Company owns preferred shares of Turo Inc. ("Turo"), a peer-to-peer car sharing marketplace, which are accounted for as an equity security without a readily determinable fair value, as the preferred shares are not common stock equivalents. As part of the Company's original investment in Turo preferred shares, the Company received a warrant that is recorded at fair value each reporting period with any change in fair value included in "Other income, net" in the statement of operations. The warrant is measured using significant unobservable inputs and is classified in the fair value hierarchy table as Level 3. The Company net settled its Turo warrant on July 23, 2024 (the warrant expiration date) for 4.5 million shares of Series E-2 preferred stock. The Company measured the warrant at fair value as of June 30, 2024 using the estimated settlement value of the shares received pursuant to its net exercise on July 23, 2024. The warrant is included in "Other non-current assets" in the balance sheet.
Assets measured at fair value on a nonrecurring basis
The Company's non-financial assets, such as goodwill, intangible assets, ROU assets, buildings, capitalized software, equipment and leasehold improvements, are adjusted to fair value only when an impairment is recognized. The Company's financial assets, comprising equity securities without readily determinable fair values, are adjusted to fair value when observable price changes for similar or identical securities are identified or an impairment is recognized. Such fair value measurements are based predominantly on Level 3 inputs.
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

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Financial instruments measured at fair value only for disclosure purposes
The total fair value of the outstanding long-term debt, including the current portion, is estimated using observable market prices or indices for similar liabilities, which are Level 2 inputs, and was approximately $1.96 billion and $1.95 billion at June 30, 2024 and December 31, 2023, respectively.
NOTE 3—LONG-TERM DEBT
Long-term debt consists of:

	June 30, 2024	December 31, 2023
	(In thousands)
Dotdash Meredith Debt
Dotdash Meredith Term Loan A ("Dotdash Meredith Term Loan A") due December 1, 2026	$306,250	$315,000
Dotdash Meredith Term Loan B ("Dotdash Meredith Term Loan B") due December 1, 2028	1,218,750	1,225,000
Total Dotdash Meredith long-term debt	1,525,000	1,540,000
Less: current portion of Dotdash Meredith long-term debt	38,750	30,000
Less: original issue discount	4,047	4,470
Less: unamortized debt issuance costs	7,535	8,423
Total Dotdash Meredith long-term debt, net	1,474,668	1,497,107

ANGI Group Debt
3.875% ANGI Group Senior Notes due August 15, 2028 ("ANGI Group Senior Notes"); interest payable each February 15 and August 15	500,000	500,000
Less: unamortized debt issuance costs	3,561	3,953
Total ANGI Group long-term debt, net	496,439	496,047

Total long-term debt, net	$1,971,107	$1,993,154
Dotdash Meredith Term Loans and Dotdash Meredith Revolving Facility
On December 1, 2021, Dotdash Meredith entered into a credit agreement ("Dotdash Meredith Credit Agreement"), which provides for (i) the five-year $350 million Dotdash Meredith Term Loan A, (ii) the seven-year $1.25 billion Dotdash Meredith Term Loan B (and together with the Dotdash Meredith Term Loan A, the "Dotdash Meredith Term Loans") and (iii) a five-year $150 million revolving credit facility ("Dotdash Meredith Revolving Facility"). The Dotdash Meredith Term Loan A bears interest at an adjusted term secured overnight financing rate ("Adjusted Term SOFR") as defined in the Dotdash Meredith Credit Agreement plus an applicable margin depending on Dotdash Meredith's most recently reported consolidated net leverage ratio, as defined in the Dotdash Meredith Credit Agreement. The adjustment to the secured overnight financing rate is fixed at 0.10% for the Dotdash Meredith Term Loan A. The Dotdash Meredith Term Loan B has a varying adjustment of 0.10%, 0.15% or 0.25% based upon the duration of the borrowing period. At June 30, 2024 and December 31, 2023, the Dotdash Meredith Term Loan A bore interest at Adjusted Term SOFR plus 2.25%, or 7.65% and 7.69%, respectively, and the Dotdash Meredith Term Loan B bore interest at Adjusted Term SOFR, subject to a minimum of 0.50%, plus 4.00%, or 9.43% and 9.44%, respectively. Interest payments are due at least quarterly through the terms of the Dotdash Meredith Term Loans.

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
The interest rate swaps are expected to be highly effective. See "Note 4—Accumulated Other Comprehensive Loss" for the net unrealized gains and losses before reclassifications in "Accumulated other comprehensive loss" and realized gains reclassified into "Interest expense" for the three and six months ended June 30, 2024 and 2023. At June 30, 2024, approximately $3.9 million is expected to be reclassified into interest expense within the next twelve months as realized gains.

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
There were no outstanding borrowings under the Dotdash Meredith Revolving Facility at June 30, 2024 and December 31, 2023. The annual commitment fee on undrawn funds is based on Dotdash Meredith's consolidated net leverage ratio, as defined in the Dotdash Meredith Credit Agreement, most recently reported and was 40 basis points at both June 30, 2024 and December 31, 2023. Any borrowings under the Dotdash Meredith Revolving Facility would bear interest, at Dotdash Meredith's option, at either a base rate or Adjusted Term SOFR, plus an applicable margin, which is based on Dotdash Meredith's consolidated net leverage ratio.
As of the last day of any calendar quarter, if either (i) $1.00 or more of loans under the Dotdash Meredith Revolving Facility or Dotdash Meredith Term Loan A are outstanding, or (ii) the outstanding face amount of undrawn letters of credit, other than cash collateralized letters of credit at 102% of face value, exceeds $25 million, subject to certain increases for qualifying material acquisitions, then Dotdash Meredith will not permit the consolidated net leverage ratio, which permits netting of up to $250 million in cash and cash equivalents, as of the last day of such quarter to exceed 5.5 to 1.0. The Dotdash Meredith Credit Agreement also contains covenants that would limit Dotdash Meredith’s ability to pay dividends, incur incremental secured indebtedness, or make distributions or certain investments in the event a default has occurred or if Dotdash Meredith’s consolidated net leverage ratio exceeds 4.0 to 1.0, subject to certain available amounts as defined in the Dotdash Meredith Credit Agreement. This ratio was exceeded for both test periods ended June 30, 2024 and December 31, 2023. The Dotdash Meredith Credit Agreement also permits the Company to, among other things, contribute cash to Dotdash Meredith which will provide additional liquidity to ensure that Dotdash Meredith does not exceed certain consolidated net leverage ratios for any test period, as further defined in the Dotdash Meredith Credit Agreement. In connection with these capital contributions, Dotdash Meredith may make distributions to the Company in amounts not more than any such capital contributions, provided that no default has occurred and is continuing. Such capital contributions and subsequent distributions impact the consolidated net leverage ratios of Dotdash Meredith. During the three and six months ended June 30, 2024, the Company contributed $50 million and $105 million, respectively, to Dotdash Meredith, which Dotdash Meredith subsequently distributed back to the Company $50 million in July 2024 and $55 million in April 2024. In addition, Dotdash Meredith distributed $105 million back to the Company in January 2024 related to its contribution in December 2023. During the three and six months ended June 30, 2023, the Company contributed $145 million and $280 million, respectively, to Dotdash Meredith, which Dotdash Meredith subsequently distributed back to the Company $150 million during the six months ended June 30, 2023.
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

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The indenture governing the ANGI Group Senior Notes contains a covenant that would limit ANGI Group’s ability to incur liens for borrowed money in the event a default has occurred or ANGI Group’s secured leverage ratio exceeds 3.75 to 1.0 provided that ANGI Group is permitted to incur such liens under certain permitted credit facilities indebtedness notwithstanding the ratio, all as defined in the indenture. At June 30, 2024, there were no limitations pursuant thereto.
NOTE 4—ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables present the components of accumulated other comprehensive loss, net of income tax.

	Three Months Ended June 30, 2024
	Foreign Currency Translation Adjustment	Unrealized Gains On Interest Rate Swaps	Unrealized (Losses) Gains On Available-For-Sale Marketable Debt Securities	Accumulated Other Comprehensive (Loss) Income
	(In thousands)
Balance at April 1	$(9,892)	$3,001	$(2)	$(6,893)
Other comprehensive (loss) income before reclassifications	(149)	1,906	2	1,759
Amounts reclassified to earnings	(9)	(1,332)	—	(1,341)
Net current period other comprehensive (loss) income	(158)	574	2	418
Accumulated other comprehensive loss allocated to noncontrolling interests during the period	2	—	—	2
Balance at June 30	$(10,048)	$3,575	$—	$(6,473)

	Three Months Ended June 30, 2023
	Foreign Currency Translation Adjustment	Unrealized (Losses) Gains On Interest Rate Swaps	Unrealized Gains (Losses) On Available-For-Sale Marketable Debt Securities	Accumulated Other Comprehensive (Loss) Income
	(In thousands)
Balance at April 1	$(12,381)	$(2,287)	$27	$(14,641)
Other comprehensive income (loss) before reclassifications	2,109	6,659	(11)	8,757
Amounts reclassified to earnings	—	(1,020)	—	(1,020)
Net current period other comprehensive income (loss)	2,109	5,639	(11)	7,737
Balance at June 30	$(10,272)	$3,352	$16	$(6,904)

	Six Months Ended June 30, 2024
	Foreign Currency Translation Adjustment	Unrealized (Losses) Gains On Interest Rate Swaps	Unrealized Gains (Losses) On Available-For-Sale Marketable Debt Securities	Accumulated Other Comprehensive (Loss) Income
	(In thousands)
Balance at January 1	$(10,266)	$(696)	$20	$(10,942)
Other comprehensive (loss) income before reclassifications	(1,213)	6,946	(20)	5,713
Amounts reclassified to earnings	1,427	(2,675)	—	(1,248)
Net current period other comprehensive income (loss)	214	4,271	(20)	4,465
Accumulated other comprehensive loss allocated to noncontrolling interests during the period	4	—	—	4
Balance at June 30	$(10,048)	$3,575	$—	$(6,473)

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Six Months Ended June 30, 2023
	Foreign Currency Translation Adjustment	Unrealized Gains On Interest Rate Swaps	Unrealized Gains (Losses) On Available-For-Sale Marketable Debt Securities	Accumulated Other Comprehensive (Loss) Income
	(In thousands)
Balance at January 1	$(13,186)	$—	$53	$(13,133)
Other comprehensive income (loss) before reclassifications	2,912	4,372	(37)	7,247
Amounts reclassified to earnings	—	(1,020)	—	(1,020)
Net current period other comprehensive income (loss)	2,912	3,352	(37)	6,227
Accumulated other comprehensive loss allocated to noncontrolling interests during the period	2	—	—	2
Balance at June 30	$(10,272)	$3,352	$16	$(6,904)
The amounts reclassified out of foreign currency translation adjustment into earnings for the three and six months ended June 30, 2024 relate to the substantial liquidation of certain international subsidiaries.
At June 30, 2024 and 2023, there were deferred income tax provisions of $1.1 million and $1.0 million, respectively, related to unrealized gains and losses on interest rate swaps. At June 30, 2024, there was no deferred income tax benefit related to net unrealized losses on available-for-sale marketable debt securities, and at June 30, 2023 there was less than $0.1 million of deferred income tax provision on net unrealized gains.
NOTE 5—SEGMENT INFORMATION
Our reportable segments currently consist of Dotdash Meredith (Digital and Print), Angi Inc. (Ads and Leads, Services and International) and Search. Our CODM regularly reviews certain financial information by operating segment to determine allocation of resources and assess its performance. Segment profitability is determined by and presented on an Adjusted EBITDA basis consistent with the CODM’s view of profitability of its businesses, which excludes certain expenses that are required in accordance with GAAP. While not considered a reportable segment, Emerging & Other comprises various operating segments that do not meet the quantitative thresholds that require presentation as separate reportable segments.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table presents revenue by reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Revenue
Dotdash Meredith
Digital	$238,081	$211,972	$447,405	$396,769
Print	191,681	206,771	377,581	413,787
Intersegment eliminations(a)	(4,601)	(4,745)	(9,285)	(8,976)
Total Dotdash Meredith	425,161	413,998	815,701	801,580
Angi Inc.
Domestic:
Ads and Leads	257,312	292,487	506,897	585,993
Services	24,595	29,867	45,046	61,926
Total Domestic	281,907	322,354	551,943	647,919
International	33,227	29,233	68,581	59,165
Total Angi Inc.	315,134	351,587	620,524	707,084
Search	101,756	177,036	210,229	329,511
Emerging & Other	107,536	172,385	234,077	364,788
Intersegment eliminations(b)	(60)	(3,417)	(1,324)	(7,103)
Total	$949,527	$1,111,589	$1,879,207	$2,195,860
_____________________
(a)    Intersegment eliminations primarily relate to Digital performance marketing commissions earned for the placement of magazine subscriptions for Print.
(b)    Intersegment eliminations primarily relate to advertising sold by Dotdash Meredith to other IAC owned businesses for the six months ended June 30, 2024 and the three and six months ended June 30, 2023, and Ads and Leads revenue earned from sales to Roofing within Emerging & Other, prior to its sale on November 1, 2023.
The following table presents the revenue of the Company's reportable segments disaggregated by type of service:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Dotdash Meredith
Digital:
Advertising revenue	$153,429	$132,247	$286,328	$244,064
Performance marketing revenue	53,542	53,510	105,086	103,565
Licensing and other revenue	31,110	26,215	55,991	49,140
Total Digital revenue	238,081	211,972	447,405	396,769
Print:
Subscription revenue	76,115	76,032	154,106	161,669
Advertising revenue	45,136	57,487	87,609	105,337
Project and other revenue	37,990	35,566	66,544	63,675
Newsstand revenue	24,132	27,174	50,418	59,420
Performance marketing revenue	8,308	10,512	18,904	23,686
Total Print revenue	191,681	206,771	377,581	413,787

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Intersegment eliminations(a)	(4,601)	(4,745)	(9,285)	(8,976)
Total Dotdash Meredith revenue	$425,161	$413,998	$815,701	$801,580

Angi Inc.
Domestic:
Ads and Leads:
Consumer connection revenue	$167,624	$209,013	$328,155	$421,948
Advertising revenue	78,309	70,047	155,446	137,228
Membership subscription revenue	11,261	13,231	23,039	26,430
Other revenue	118	196	257	387
Total Ads and Leads revenue	257,312	292,487	506,897	585,993
Services revenue	24,595	29,867	45,046	61,926
Total Domestic revenue	281,907	322,354	551,943	647,919
International:
Consumer connection revenue	27,018	23,371	56,687	48,116
Service professional membership subscription revenue	5,947	5,753	11,329	10,811
Advertising and other revenue	262	109	565	238
Total International revenue	33,227	29,233	68,581	59,165
Total Angi Inc. revenue	$315,134	$351,587	$620,524	$707,084

Search
Advertising revenue:
Google advertising revenue	$98,888	$166,285	$202,407	$307,019
Non-Google advertising revenue	2,494	10,097	6,936	21,070
Total advertising revenue	101,382	176,382	209,343	328,089
Other revenue	374	654	886	1,422
Total Search revenue	$101,756	$177,036	$210,229	$329,511

Emerging & Other
Marketplace revenue	$52,750	$50,248	$110,342	$108,667
Subscription revenue	46,101	85,919	110,288	172,319
Media production and distribution revenue	4,739	7,110	6,278	10,725
Roofing revenue	—	24,482	—	62,854
Advertising revenue:
Non-Google advertising revenue	1,747	3,458	4,464	6,357
Google advertising revenue	152	272	410	535
Total advertising revenue	1,899	3,730	4,874	6,892
Service and other revenue	2,047	896	2,295	3,331
Total Emerging & Other revenue	$107,536	$172,385	$234,077	$364,788

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Revenue by geography is based on where the customer is located. Geographic information about revenue and long-lived assets is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Revenue:
United States	$836,995	$967,051	$1,643,154	$1,919,723
All other countries	112,532	144,538	236,053	276,137
Total	$949,527	$1,111,589	$1,879,207	$2,195,860

	June 30, 2024	December 31, 2023
	(In thousands)
Long-lived assets (excluding goodwill and intangible assets):
United States	$676,298	$743,914
All other countries	10,989	10,964
Total	$687,287	$754,878
The following tables present operating (loss) income and Adjusted EBITDA by reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Operating income (loss)
Dotdash Meredith
Digital	$26,025	$6,059	$25,845	$(11,828)
Print	5,535	(944)	414	(6,700)
Other(c)(d)	(13,222)	(22,935)	(28,750)	(110,526)
Total Dotdash Meredith	18,338	(17,820)	(2,491)	(129,054)
Angi Inc.
Ads and Leads	24,806	4,791	44,627	18,271
Services	(4,488)	(5,175)	(11,989)	(17,627)
Other(c)	(15,191)	(16,568)	(30,308)	(31,507)
International	4,060	1,571	9,573	4,601
Total Angi Inc.	9,187	(15,381)	11,903	(26,262)
Search	4,624	13,961	8,980	24,731
Emerging & Other	(6,445)	2,051	(14,455)	13,907
Corporate	(37,703)	(38,284)	(75,114)	(74,391)
Total	$(11,999)	$(55,473)	$(71,177)	$(191,069)
_____________________
(c)    Other comprises unallocated corporate expenses.
(d)    Dotdash Meredith Other operating loss includes write-offs of certain leasehold improvements and furniture and equipment of $4.2 million for the three and six months ended June 30, 2023 and impairment charges of $70.0 million related to unoccupied leased office space for the six months ended June 30, 2023, of which $4.2 million and $29.6 million is presented in "Depreciation" in the statement of operations for the three and six months ended June 30, 2023, respectively, and, therefore, is excluded from Adjusted EBITDA. Impairment charges related to unoccupied leased office space included in Adjusted EBITDA are $44.7 million for the six months ended June 30, 2023. See "Note 2—Financial Instruments and Fair Value Measurements" for additional information.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Adjusted EBITDA(e):
Dotdash Meredith
Digital	$63,446	$50,834	$100,405	$75,237
Print	13,210	17,410	16,157	28,744
Other(c)(d)	(10,232)	(14,152)	(19,896)	(73,006)
Total Dotdash Meredith	66,424	54,092	96,666	30,975
Angi Inc.
Ads and Leads	48,977	28,155	90,198	68,006
Services	1,975	1,700	1,985	(468)
Other(c)	(13,904)	(13,109)	(25,825)	(25,463)
International	5,135	2,837	11,787	7,191
Total Angi Inc.	42,183	19,583	78,145	49,266
Search	4,645	13,982	9,022	24,773
Emerging & Other	(3,812)	5,015	(8,018)	20,614
Corporate	(22,182)	(22,486)	(45,527)	(46,319)
Total	$87,258	$70,186	$130,288	$79,309
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

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
We consider operating income (loss) to be the financial measure calculated and presented in accordance with GAAP that is most directly comparable to our segment reporting performance measure, Adjusted EBITDA. The following tables reconcile operating income (loss) for the Company's reportable segments and net (loss) earnings attributable to IAC shareholders to Adjusted EBITDA:

	Three Months Ended June 30, 2024
	Operating Income (Loss)	Stock-based Compensation Expense	Depreciation	Amortization of Intangibles	Adjusted EBITDA (e)
	(In thousands)
Dotdash Meredith
Digital	$26,025	$3,436	$3,681	$30,304	$63,446
Print	5,535	723	1,868	5,084	13,210
Other(c)	(13,222)	2,521	469	—	(10,232)
Total Dotdash Meredith	18,338	6,680	6,018	35,388	66,424
Angi Inc.					—
Ads and Leads	24,806	5,996	18,175	—	48,977
Services	(4,488)	1,088	5,375	—	1,975
Other(c)	(15,191)	1,287	—	—	(13,904)
International	4,060	301	774	—	5,135
Total Angi Inc.	9,187	8,672	24,324	—	42,183
Search	4,624	—	21	—	4,645
Emerging & Other	(6,445)	253	1,058	1,322	(3,812)
Corporate(f)	(37,703)	13,494	2,027	—	(22,182)
Total	(11,999)	$29,099	$33,448	$36,710	$87,258
Interest expense	(39,515)
Unrealized loss on investment in MGM Resorts International	(179,284)
Other income, net	54,693
Loss before income taxes	(176,105)
Income tax benefit	34,638
Net loss	(141,467)
Net earnings attributable to noncontrolling interests	(765)
Net loss attributable to IAC shareholders	$(142,232)
_____________________
(f)    Includes stock-based compensation expense for stock-based awards granted to employees of Corporate, Search and all Emerging & Other businesses other than Vivian Health in the three and six months ended June 30, 2024 and 2023. The three and six months ended June 30, 2023 also excludes stock-based compensation granted to employees of Roofing within Emerging & Other, which was sold on November 1, 2023.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended June 30, 2023
	Operating Income (Loss)	Stock-based Compensation Expense	Depreciation	Amortization of Intangibles	Adjusted EBITDA (e)
	(In thousands)
Dotdash Meredith
Digital	$6,059	$2,092	$7,332	$35,351	$50,834
Print	(944)	376	3,855	14,123	17,410
Other(c)	(22,935)	3,102	5,681	—	(14,152)
Total Dotdash Meredith	(17,820)	5,570	16,868	49,474	54,092
Angi Inc.
Ads and Leads	4,791	5,307	15,394	2,663	28,155
Services	(5,175)	1,192	5,683	—	1,700
Other(c)	(16,568)	3,459	—	—	(13,109)
International	1,571	339	927	—	2,837
Total Angi Inc.	(15,381)	10,297	22,004	2,663	19,583
Search	13,961	—	21	—	13,982
Emerging & Other	2,051	188	730	2,046	5,015
Corporate(f)	(38,284)	14,138	1,660	—	(22,486)
Total	(55,473)	$30,193	$41,283	$54,183	$70,186
Interest expense	(39,077)
Unrealized loss on investment in MGM Resorts International	(32,362)
Other income, net	10,985
Loss before income taxes	(115,927)
Income tax benefit	24,297
Net loss	(91,630)
Net loss attributable to noncontrolling interests	2,585
Net loss attributable to IAC shareholders	$(89,045)

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Six Months Ended June 30, 2024
	Operating Income (Loss)	Stock-based Compensation Expense	Depreciation	Amortization of Intangibles	Adjusted EBITDA(e)
	(In thousands)
Dotdash Meredith
Digital	$25,845	$5,636	$8,538	$60,386	$100,405
Print	414	1,169	4,405	10,169	16,157
Other(c)	(28,750)	7,224	1,630	—	(19,896)
Total Dotdash Meredith	(2,491)	14,029	14,573	70,555	96,666
Angi Inc.
Ads and Leads	44,627	10,461	35,110	—	90,198
Services	(11,989)	2,469	11,505	—	1,985
Other(c)	(30,308)	4,483	—	—	(25,825)
International	9,573	656	1,558	—	11,787
Total Angi Inc.	11,903	18,069	48,173	—	78,145
Search	8,980	—	42	—	9,022
Emerging & Other	(14,455)	663	2,891	2,883	(8,018)
Corporate(f)	(75,114)	25,245	4,342	—	(45,527)
Total	(71,177)	$58,006	$70,021	$73,438	$130,288
Interest expense	(79,233)
Unrealized loss on investment in MGM Resorts International	(15,533)
Other income, net	89,498
Loss before income taxes	(76,445)
Income tax provision	(20,050)
Net loss	(96,495)
Net earnings attributable to noncontrolling interests	(706)
Net loss attributable to IAC shareholders	$(97,201)

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Six Months Ended June 30, 2023
	Operating (Loss) Income	Total Non-Cash Compensation Expense	Total Depreciation	Amortization of Intangibles	Adjusted EBITDA(e)
	(In thousands)
Dotdash Meredith
Digital	$(11,828)	$3,787	$12,576	$70,702	$75,237
Print	(6,700)	522	6,490	28,432	28,744
Other(c)(d)	(110,526)	6,352	31,168	—	(73,006)
Total Dotdash Meredith	(129,054)	10,661	50,234	99,134	30,975
Angi Inc.
Ads and Leads	18,271	10,798	33,612	5,325	68,006
Services	(17,627)	5,401	11,758	—	(468)
Other(c)	(31,507)	6,044	—	—	(25,463)
International	4,601	766	1,824	—	7,191
Total Angi Inc.	(26,262)	23,009	47,194	5,325	49,266
Search	24,731	—	42	—	24,773
Emerging & Other	13,907	705	1,672	4,330	20,614
Corporate(f)	(74,391)	24,759	3,313	—	(46,319)
Total	(191,069)	$59,134	$102,455	$108,789	$79,309
Interest expense	(77,249)
Unrealized gain on investment in MGM Resorts International	672,478
Other income, net	34,734
Earnings before income taxes	438,894
Income tax provision	(115,205)
Net earnings	323,689
Net loss attributable to noncontrolling interests	5,041
Net earnings attributable to IAC shareholders	$328,730

NOTE 6—PENSION AND POSTRETIREMENT BENEFIT PLANS
The following tables present the components of net periodic benefit (credit) cost for the Dotdash Meredith pension and postretirement benefit plans:

	Three Months Ended June 30, 2024			Three Months Ended June 30, 2023
	Pension		Postretirement	Pension		Postretirement
	Domestic	International	Domestic	Domestic	International	Domestic
	(In thousands)
Service cost	$51	$—	$—	$55	$—	$1
Interest cost	742	4,759	52	826	4,921	58
Expected return on plan assets	(548)	(4,760)	—	(633)	(4,916)	—
Actuarial gain recognition	(841)	—	—	(404)	—	—
Net periodic benefit (credit) cost	$(596)	$(1)	$52	$(156)	$5	$59

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023
	Pension		Postretirement	Pension		Postretirement
	Domestic	International	Domestic	Domestic	International	Domestic
	(In thousands)
Service cost	$102	$—	$—	$108	$—	$2
Interest cost	1,471	9,546	103	1,697	9,698	116
Expected return on plan assets	(1,112)	(9,547)	—	(1,134)	(9,687)	—
Actuarial gain recognition	(1,104)	—	—	(164)	—	—
Net periodic benefit (credit) cost	$(643)	$(1)	$103	$507	$11	$118
The Company froze and terminated the domestic funded pension plan as of December 31, 2022. The last of the required customary regulatory approvals of the termination of this plan was received in February 2024. The Company completed the termination and settlement of this plan in July 2024 by making the final distribution to the participants through a lump sum payment or through the purchase of an annuity, as directed by the participant's election.
The following table summarizes the weighted average expected return on plan assets used to determine the net periodic benefit (credit) cost at June 30, 2024 following the remeasurements, and December 31, 2023, respectively:

	June 30, 2024	December 31, 2023
	Pension
	Domestic	Domestic
Expected return on plan assets	5.21%	4.48%
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
The computation of the annual expected effective income tax rate at each interim period requires certain estimates and assumptions including, but not limited to, the expected pre-tax income (or loss) for the year, projections of the proportion of income (and/or loss) earned and taxed in foreign jurisdictions, permanent and temporary differences and the likelihood of the realization of deferred tax assets generated in the current year. The accounting estimates used to compute the provision or benefit for income taxes may change as new events occur, more experience is acquired, additional information is obtained or the Company's tax environment changes. To the extent that the expected annual effective income tax rate changes during a quarter, the effect of the change on prior quarters is included in income tax provision or benefit in the quarter in which the change occurs. Included in the income tax benefit for the three months ended June 30, 2024 was a provision of $1.3 million due to a lower estimated annual effective tax rate from that applied to the first quarter's ordinary loss. The lower estimated annual effective rate was due primarily to an increase in forecasted nondeductible compensation expense.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
For the three months ended June 30, 2024, the Company recorded an income tax benefit of $34.6 million, which represents an effective income tax rate of 20%, which is lower than the statutory rate of 21% due primarily to nondeductible compensation expense, partially offset by research credits and state taxes. For the six months ended June 30, 2024, the Company recorded an income tax provision, despite a pre-tax loss, of $20.0 million due primarily to the nondeductible portion of goodwill in the sale of Mosaic Group and nondeductible compensation expense, partially offset by research credits and the realization of a capital loss. For the three and six months ended June 30, 2023, the Company recorded an income tax benefit of $24.3 million and income tax provision of $115.2 million, which represents an effective income tax rate of 21% and 26%, respectively. For the three months ended June 30, 2023, the effective income tax rate was the same as the statutory rate of 21% due primarily to nondeductible compensation expense and foreign income taxed at different statutory rates, offset by research credits, the realization of a capital loss and a change in forecasted rate. For the six months ended June 30, 2023, the effective income tax rate was higher than the statutory rate of 21% due primarily to state taxes and non-deductible compensation expense, partially offset by research credits.
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
The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in the income tax provision. At June 30, 2024 and December 31, 2023, accruals for interest and penalties are not material.
At June 30, 2024 and December 31, 2023, unrecognized tax benefits, including interest and penalties, were $22.0 million and $19.6 million, respectively. Unrecognized tax benefits, including interest and penalties, at June 30, 2024 increased by $2.4 million due primarily to research credits. If unrecognized tax benefits at June 30, 2024 are subsequently recognized, $20.8 million, net of related deferred tax assets and interest, would reduce income tax expense. The comparable amount at December 31, 2023 was $18.6 million. The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease by $0.3 million by June 30, 2025 due to expected settlements and statute expirations, all of which would reduce the income tax provision.
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
The numerator and denominator of basic and diluted EPS computations for the Company’s common stock and Class B common stock are calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands, except per share data)
Basic EPS:
Numerator:
Net (loss) earnings	$(141,467)	$(91,630)	$(96,495)	$323,689
Net (earnings) loss attributable to noncontrolling interests	(765)	2,585	(706)	5,041
Net earnings attributed to unvested participating security	—	—	—	(11,296)
Net (loss) earnings attributable to IAC common stock and Class B common stock shareholders	$(142,232)	$(89,045)	$(97,201)	$317,434

Denominator:
Weighted average basic IAC common stock and Class B common stock shares outstanding(a)	83,100	83,081	83,036	84,301

(Loss) earnings per share:
(Loss) earnings per share attributable to IAC common stock and Class B common stock shareholders	$(1.71)	$(1.07)	$(1.17)	$3.77

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands, except per share data)
Diluted EPS:
Numerator:
Net (loss) earnings	$(141,467)	$(91,630)	$(96,495)	$323,689
Net (earnings) loss attributable to noncontrolling interests	(765)	2,585	(706)	5,041
Net earnings attributed to unvested participating security	—	—	—	(10,935)
Impact from public subsidiaries' dilutive securities(b)	—	—	—	—
Net (loss) earnings attributable to IAC common stock and Class B common stock shareholders	$(142,232)	$(89,045)	$(97,201)	$317,795

Denominator:
Weighted average basic IAC common stock and Class B common stock shares outstanding(a)	83,100	83,081	83,036	84,301
Dilutive securities(b)(c)(d)	—	—	—	2,889
Denominator for earnings per share—weighted average shares(b)(c)(d)	83,100	83,081	83,036	87,190

(Loss) earnings per share:
(Loss) earnings per share attributable to IAC common stock and Class B common stock shareholders	$(1.71)	$(1.07)	$(1.17)	$3.64
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
(b)    IAC has the option to settle certain Angi Inc. stock-based awards in its shares. The impact on net earnings relates to the settlement of Angi Inc.'s dilutive securities in IAC common shares. For the three and six months ended June 30, 2024 and 2023, these Angi Inc. equity awards were anti-dilutive.
(c)    If the effect is dilutive, weighted average common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and subsidiary denominated equity and vesting of restricted common stock, and restricted stock units ("RSUs"). For the six months ended June 30, 2023, 3.3 million potentially dilutive securities were excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive.
(d)    For the three and six months ended June 30, 2024 and the three months ended June 30, 2023, the Company had a loss from operations and as a result approximately 8.0 million of potentially dilutive securities were excluded from computing diluted EPS for each of those periods because the impact would have been anti-dilutive. Accordingly, the weighted average basic shares outstanding were used to compute the EPS amounts for the three and six months ended June 30, 2024 and the three months ended June 30, 2023.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 9—FINANCIAL STATEMENT DETAILS
Cash and Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the balance sheet to the total amounts shown in the statement of cash flows:

	June 30, 2024	December 31, 2023	June 30, 2023	December 31, 2022
	(In thousands)
Cash and cash equivalents	$1,601,775	$1,297,445	$1,326,988	$1,417,390
Restricted cash included in other current assets	23,976	8,539	8,126	1,165
Restricted cash included in other non-current assets	250	257	381	7,514
Total cash and cash equivalents and restricted cash as shown on the statement of cash flows	$1,626,001	$1,306,241	$1,335,495	$1,426,069
Restricted cash included in "Other current assets" in the balance sheet at June 30, 2024 primarily consists of cash held in an account pledged pursuant to the future purchase of certain noncontrolling interests at Angi as well as cash held in escrow related to the funded pension plan in the United Kingdom and cash held related to insurance programs at Care.com.
Restricted cash included in "Other current assets" in the balance sheet at December 31, 2023 and June 30, 2023 primarily consists of cash held in escrow related to the funded pension plan in the United Kingdom and cash held related to insurance programs at Care.com.
Restricted cash included in "Other non-current assets" in the balance sheet in all periods presented other than December 31, 2022 consists of deposits related to leases.
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
Credit Losses
The following table presents the changes in the allowance for credit losses for the six months ended June 30, 2024 and 2023, respectively:

	2024	2023
	(In thousands)
Balance at January 1	$32,379	$50,971
Current period provision for credit losses	29,648	48,608
Write-offs charged against the allowance	(40,865)	(55,198)
Recoveries collected	2,364	3,070
Other	122	(143)
Balance at June 30,	$23,648	$47,308

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Accumulated Amortization and Depreciation
The following table provides the accumulated depreciation and amortization within the balance sheet:

Asset Category	June 30, 2024	December 31, 2023
	(In thousands)
Buildings, capitalized software, equipment and leasehold improvements	$409,097	$374,256
Intangible assets	$683,538	$636,645
Other income, net

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Unrealized increase (decrease) in the estimated fair value of a warrant	$30,624	$(13,672)	$20,393	$(7,732)
Interest income	22,048	17,340	43,645	34,270
Net realized gain (loss) on sales of businesses, investments and (downward) upward adjustments to the carrying value of equity securities without readily determinable fair values(a)	2,262	2,649	28,203	1,348
Foreign exchange (losses) gains, net	(143)	1,572	(1,884)	2,081
Unrealized gain related to marketable equity securities	—	1,262	—	112
Other	(98)	1,834	(859)	4,655
Other income, net	$54,693	$10,985	$89,498	$34,734
_____________________
(a)     Includes a pre-tax gain of $29.2 million on the sale of assets of Mosaic Group (within Emerging & Other), which was accounted for as a sale of a business, in the six months ended June 30, 2024.

NOTE 10—CONTINGENCIES
In the ordinary course of business, the Company is subject to various lawsuits and other contingent matters. The Company establishes accruals for specific legal and other matters when it determines that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable. Management has also identified certain legal and other matters where it believes an unfavorable outcome is not probable and, therefore, no accrual is established. Although management currently believes that resolving claims against the Company, including claims where an unfavorable outcome is reasonably possible, and for which the Company cannot estimate a loss or range of loss, will not have a material impact on the liquidity, results of operations, or financial condition of the Company, these matters are subject to inherent uncertainties and management's view of these matters may change in the future. The Company also evaluates other contingent matters, including unrecognized tax benefits and non-income tax contingencies, to assess the likelihood of an unfavorable outcome and estimated extent of potential loss. It is possible that an unfavorable outcome of one or more of these lawsuits or other contingencies could have a material impact on the liquidity, results of operations, or financial condition of the Company. See "Note 7—Income Taxes" for information related to unrecognized tax benefits.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 11—RELATED PARTY TRANSACTIONS
IAC and Angi Inc.
Allocation of CEO Compensation and Certain Expenses
Joseph Levin, CEO of IAC and Chairman of Angi Inc., was CEO of Angi Inc. from October 10, 2022 through April 8, 2024. As a result, IAC allocated $0.3 million and $2.4 million for the three and six months ended June 30, 2024, respectively, and $2.3 million and $4.6 million for the three and six months ended June 30, 2023, respectively, in costs to Angi Inc. (including salary, benefits, stock-based compensation and costs related to the CEO's office). These costs were allocated from IAC based upon time spent on Angi Inc. by Mr. Levin. Management considers the allocation method to be reasonable. The allocated costs also include costs directly attributable to Angi Inc. that were initially paid for by IAC and billed by IAC to Angi Inc.
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
IAC and Vimeo Inc. ("Vimeo")
In connection with the spin-off of Vimeo from IAC, the parties entered in several agreements to govern their relationship following the completion of the transaction, certain of which remain in effect and are as follows: a separation agreement, a tax matters agreement and an employee matters agreement. Following the completion of the transaction, Vimeo and IAC entered into certain commercial agreements, including lease agreements. The Company and Vimeo are related parties because Mr. Diller is the beneficial owner of more than ten percent of the voting interests in both IAC and Vimeo.
The Company charged Vimeo rent pursuant to lease agreements of $0.8 million and $1.7 million for both the three and six months ended June 30, 2024 and 2023, respectively. The Company had non-current rent receivable amounts of $0.4 million and $0.3 million at June 30, 2024 and December 31, 2023, respectively, due from Vimeo pursuant to the lease agreements. These amounts are included in "Other non-current assets" in the balance sheet.
IAC and Expedia Group
At June 30, 2024, the Company and Expedia Group each had a 50% ownership interest in two aircraft that may be used by both companies. Members of the aircraft flight crews are employed by an entity in which the Company and Expedia Group each have a 50% ownership interest. The Company and Expedia Group have agreed to share costs relating to flight crew compensation and benefits pro-rata according to each company’s respective usage of the aircraft, for which they are separately billed by the entity described above. The Company and Expedia Group are related parties because Mr. Diller serves as Chairman and Senior Executive of both IAC and Expedia Group. For both the three and six months ended June 30, 2024 and 2023, total payments made to this entity by the Company were not material.
Expedia Group may also use certain aircraft owned 100% by a subsidiary of the Company on a cost basis. For both the three and six months ended June 30, 2024 and 2023, the payments made by Expedia Group to the Company pursuant to this arrangement were not material.
During the second quarter of 2024, the Company and Expedia Group entered into a five-year lease agreement where Expedia Group will occupy office space in the Company's New York City headquarters building. The total payments pursuant to this lease agreement are not material. There were no amounts charged to or paid by Expedia Group pursuant to this agreement for the three and six months ended June 30, 2024.

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
IAC Businesses (for additional information see "Note 5—Segment Information" to the financial statements included in "Item 1—Consolidated Financial Statements"):
•Dotdash Meredith - one of the largest digital and print publishers in America. Nearly 200 million people trust Dotdash Meredith to help them make decisions, take action and find inspiration. Dotdash Meredith's over 40 iconic brands include People, Better Homes & Gardens, Verywell, FOOD & WINE, The Spruce, allrecipes, Byrdie, REAL SIMPLE, Investopedia and Southern Living. Dotdash Meredith has two operating segments: (i) Digital, which includes its digital, mobile and licensing operations; and (ii) Print, which includes its magazine subscription and newsstand operations;
•Angi Inc. - a publicly traded company that connects quality home service professionals with consumers across more than 500 different categories, from repairing and remodeling homes to cleaning and landscaping. On November 1, 2023, Angi Inc. completed the sale of 100% of its wholly-owned subsidiary, Total Home Roofing, LLC ("Roofing"), and has reflected it as a discontinued operation in its standalone financial statements. Roofing does not meet the threshold to be reflected as a discontinued operation at the IAC level. During the fourth quarter of 2023, IAC moved Roofing to Emerging & Other and prior period financial information has been recast to conform to this presentation. Following IAC's move of Roofing to Emerging & Other, Angi Inc. has three operating segments: (i) Ads and Leads, (ii) Services and (iii) International (includes Europe and Canada). At June 30, 2024, the Company’s economic interest and voting interest in Angi Inc. were 84.9% and 98.2%, respectively;
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
◦Licensing and Other revenue - primarily includes revenue generated through brand and content licensing and similar agreements. Brand licensing generates royalties from multiple long-term trademark licensing agreements with retailers, manufacturers, publishers and service providers. Content licensing royalties are earned from our relationship with Apple News + as well as other content use and distribution relationships, including utilization in large-language models and other artificial intelligence-related activities.
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
Long-term debt (for additional information see "Note 3—Long-term Debt" to the financial statements included in "Item 1—Consolidated Financial Statements"):
•Dotdash Meredith Term Loan A - due December 1, 2026. At June 30, 2024 and December 31, 2023, the outstanding balance of the Dotdash Meredith Term Loan A was $306.3 million and $315 million, respectively, and bore interest at an adjusted term secured overnight financing rate ("Adjusted Term SOFR") plus 2.25%, or 7.65% and 7.69%, respectively. The Dotdash Meredith Term Loan A has quarterly principal payments.
•Dotdash Meredith Term Loan B - due December 1, 2028. At June 30, 2024 and December 31, 2023, the outstanding balance of the Dotdash Meredith Term Loan B was $1.22 billion and $1.23 billion, respectively, and bore interest at Adjusted Term SOFR, subject to a minimum of 0.50%, plus 4.00%, or 9.43% and 9.44%, respectively. The Dotdash Meredith Term Loan B has quarterly principal payments.
•Dotdash Meredith Revolving Facility - Dotdash Meredith's $150 million revolving credit facility expires on December 1, 2026. At June 30, 2024 and December 31, 2023, there were no outstanding borrowings under the Dotdash Meredith Revolving Facility.

•ANGI Group Senior Notes - on August 20, 2020, ANGI Group, LLC ("ANGI Group"), a direct wholly-owned subsidiary of Angi Inc., issued $500 million of its 3.875% Senior Notes due August 15, 2028, with interest payable February 15 and August 15 of each year.
Non-GAAP financial measure:
•Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") - is a non-GAAP financial measure. See "Principles of Financial Reporting" for the definition of Adjusted EBITDA and a reconciliation of net (loss) earnings attributable to IAC shareholders to operating loss to Adjusted EBITDA for the three and six months ended June 30, 2024 and 2023.
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

Results of Operations for the Three and Six Months Ended June 30, 2024 Compared to the Three and Six Months Ended June 30, 2023
The following discussion should be read in conjunction with "Item 1—Consolidated Financial Statements."
Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	2024 Change		2024	2023	2024 Change
			$ Change	% Change			$ Change	% Change
	(Dollars in thousands)
Dotdash Meredith
Digital	$238,081	$211,972	$26,109	12%	$447,405	$396,769	$50,636	13%
Print	191,681	206,771	(15,090)	(7)%	377,581	413,787	(36,206)	(9)%
Intersegment eliminations	(4,601)	(4,745)	144	3%	(9,285)	(8,976)	(309)	(3)%
Total Dotdash Meredith	425,161	413,998	11,163	3%	815,701	801,580	14,121	2%
Angi Inc.
Domestic
Ads and Leads	257,312	292,487	(35,175)	(12)%	506,897	585,993	(79,096)	(13)%
Services	24,595	29,867	(5,272)	(18)%	45,046	61,926	(16,880)	(27)%
Total Domestic	281,907	322,354	(40,447)	(13)%	551,943	647,919	(95,976)	(15)%
International	33,227	29,233	3,994	14%	68,581	59,165	9,416	16%
Total Angi Inc.	315,134	351,587	(36,453)	(10)%	620,524	707,084	(86,560)	(12)%
Search	101,756	177,036	(75,280)	(43)%	210,229	329,511	(119,282)	(36)%
Emerging & Other	107,536	172,385	(64,849)	(38)%	234,077	364,788	(130,711)	(36)%
Intersegment eliminations	(60)	(3,417)	3,357	98%	(1,324)	(7,103)	5,779	81%
Total	$949,527	$1,111,589	$(162,062)	(15)%	$1,879,207	$2,195,860	$(316,653)	(14)%

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	Change	% Change	2024	2023	Change	% Change
Operating metrics:
Dotdash Meredith
Digital
Total Sessions (in millions)	2,573	2,607	(34)	(1)%	5,323	5,449	(126)	(2)%
Core Sessions (in millions)	2,165	1,989	176	9%	4,438	4,091	347	8%

Angi Inc.
Service Requests (in thousands)	4,939	6,862	(1,923)	(28)%	9,065	12,866	(3,801)	(30)%
Monetized Transactions (in thousands)	6,749	7,805	(1,056)	(14)%	12,260	14,256	(1,996)	(14)%
Transacting SPs (in thousands)	187	207	(20)	(10)%

For the three months ended June 30, 2024 compared to the three months ended June 30, 2023
•Dotdash Meredith revenue increased 3% to $425.2 million due to an increase of $26.1 million, or 12%, from Digital, partially offset by a decrease of $15.1 million, or 7%, from Print.
◦The Digital increase was due primarily to increases of $21.2 million, or 16%, in Advertising Revenue and $4.9 million, or 19%, in Licensing and Other Revenue, with Performance Marketing Revenue flat compared to the prior year period. The increase in Advertising Revenue was driven primarily by higher programmatic revenue as a result of higher programmatic rates and a 9% increase in Core Sessions and an increase in premium advertising sold through the Dotdash Meredith sales team in the Home/Consumer Packaged Goods, Retail and Travel categories. The increase in Licensing and Other Revenue was due primarily to improved performance from content syndication partners including Apple News + and the addition of the OpenAI partnership, which began in May 2024. Performance Marketing Revenue was flat compared to the prior year period due primarily to a 17% increase in affiliate commerce commission revenue, offset by a decrease in Performance Marketing revenue in the Finance category.
◦The Print decrease was due primarily to decreases of $12.4 million, or 21%, in advertising revenue and $3.0 million, or 11%, in newsstand revenue. The decreases in advertising revenue and newsstand revenue are both due, in part, to a reduction in the number of issues sold in the current year compared to the prior year and the ongoing migration of audience from Print to Digital.
•Angi Inc. revenue decreased 10% to $315.1 million driven by decreases of $35.2 million, or 12%, from Ads and Leads and $5.3 million, or 18%, from Services, partially offset by an increase of $4.0 million, or 14% from International.
◦The Ads and Leads decrease was due primarily to a decrease of $41.4 million, or 20%, in consumer connection revenue, partially offset by an increase of $8.3 million, or 12%, in advertising revenue. The decrease in consumer connection revenue was driven by ongoing user-experience enhancements as well as lower sales and marketing spend, resulting in both lower Service Requests and lower acquisition of new service professionals. The increase in advertising revenue was primarily driven by continued growth in sales.
◦The Services decrease was due primarily to lower Service Requests as a result of certain efforts described in Ads and Leads above.
◦The International increase was driven by a larger service professional network and higher revenue per service professional.
•Search revenue decreased 43% to $101.8 million due to a decrease of $73.1 million, or 46%, from Ask Media Group resulting from a reduction in marketing from affiliate partners driving fewer visitors to ad supported search and content websites.
•Emerging & Other revenue decreased 38% to $107.5 million due primarily to the inclusion in the prior year period of $39.0 million in revenue from Mosaic Group, the assets of which were sold on February 15, 2024, and $24.5 million in revenue from Roofing, which was sold on November 1, 2023.

For the six months ended June 30, 2024 compared to the six months ended June 30, 2023
•Dotdash Meredith revenue increased 2% to $815.7 million due to an increase of $50.6 million, or 13%, from Digital, partially offset by a decrease of $36.2 million, or 9%, from Print.
◦The Digital increase was due primarily to increases of $42.3 million, or 17%, in Advertising Revenue, $6.9 million, or 14%, in Licensing and Other Revenue and $1.5 million, or 1%, in Performance Marketing Revenue. The increase in Advertising Revenue was driven primarily by an increase in premium advertising sold through the Dotdash Meredith sales team in the Home/Consumer Packaged Goods, Retail and Technology categories and higher programmatic revenue as a result of higher programmatic rates and an 8% increase in Core Sessions. The increase in Licensing and Other Revenue was due primarily to factors described above in the three-month discussion. The increase in Performance Marketing Revenue was due primarily to an 18% increase in affiliate commerce commission revenue, partially offset by a decrease in Performance Marketing revenue in the Finance category.
◦The Print decrease was due primarily to decreases of $17.7 million, or 17%, in advertising revenue, $9.0 million, or 15%, in newsstand revenue and $7.6 million, or 5%, in subscription revenue. The decreases in advertising revenue, newsstand revenue and subscription revenue are all due, in part, to a reduction in the number of issues sold in the current year compared to the prior year and the ongoing migration from Print to Digital.
•Angi Inc. revenue decreased 12% to $620.5 million driven by decreases of $79.1 million, or 13%, from Ads and Leads and $16.9 million, or 27%, from Services, partially offset by an increase of $9.4 million, or 16% from International.
◦The Ads and Leads decrease was due primarily to a decreases of $93.8 million, or 22%, in consumer connection revenue and $3.4 million, or 13%, in membership subscription revenue, partially offset by an increase of $18.2 million, or 13%, in advertising revenue. The decrease in consumer connection revenue and the increase in advertising revenue were due primarily to the factors described above in the three-month discussion. The decrease in membership subscription revenue was due primarily to declines in Monetized Transactions and service professionals in the Angi Inc. network.
◦The Services decrease was due primarily to lower Service Requests resulting from the factors described above in the three-month discussion. In addition, the decrease in revenue reflects the residual impact from contracts entered into prior to January 1, 2023 and recognized as gross revenue in the first quarter of 2023. Effective January 1, 2023, Angi Inc. modified the Services terms and conditions resulting in net revenue reporting.
◦The International increase was due primarily to the factors described above in the three-month discussion.
•Search revenue decreased 36% to $210.2 million due to a decrease of $115.5 million, or 40%, from Ask Media Group due primarily to the factor described above in the three-month discussion.
•Emerging & Other revenue decreased 36% to $234.1 million due primarily to the inclusion of $62.9 million in revenue from Roofing in the prior year period, which was sold on November 1, 2023, and a decrease of $61.7 million in revenue ($17.8 million in 2024 compared to $79.5 million in 2023) from Mosaic Group due to the sale of its assets on February 15, 2024.
Cost of revenue (exclusive of depreciation shown separately below)

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	2024 Change		2024	2023	2024 Change
			$ Change	% Change			$ Change	% Change
	(Dollars in thousands)
Cost of revenue (exclusive of depreciation shown separately below)	$267,503	$353,078	$(85,575)	(24)%	$539,467	$696,007	$(156,540)	(22)%
As a percentage of revenue	28%	32%			29%	32%

For the three months ended June 30, 2024 compared to the three months ended June 30, 2023
Cost of revenue in 2024 decreased from 2023 due primarily to decreases of $48.5 million from Search and $32.3 million from Emerging & Other.
•The Search decrease was due primarily to a decrease in traffic acquisition costs of $47.7 million at Ask Media Group due primarily to a decrease in the proportion of revenue earned from affiliate partners who direct traffic to our websites.
•The Emerging & Other decrease was due primarily to the inclusion in the prior year period of $17.0 million in expense from Roofing, which was sold on November 1, 2023, a decrease in expense of $10.8 million from Mosaic Group due to the sale of its assets on February 15, 2024, and a decrease in compensation expense of $2.7 million at Care.com due to a reduction in headcount.
For the six months ended June 30, 2024 compared to the six months ended June 30, 2023
Cost of revenue in 2024 decreased from 2023 due primarily to decreases of $71.7 million from Search, $64.4 million from Emerging & Other and $15.5 million from Dotdash Meredith.
•The Search decrease was due primarily to a decrease in traffic acquisition costs of $71.4 million at Ask Media Group due primarily to the factor described above in the three-month discussion.
•The Emerging & Other decrease was due primarily to the inclusion in the prior year period of $42.1 million in expense from Roofing, a decrease in expense of $13.9 million from Mosaic Group, and a decrease in compensation expense of $5.6 million at Care.com due to a reduction in headcount.
•The Dotdash Meredith decrease was due primarily to a decrease of $20.8 million from Print, partially offset by an increase of $5.4 million from Digital.
◦The Print decrease was due primarily to a decrease of $24.5 million in production and distribution costs (postage, printing, paper and content) resulting from a reduction in circulation of certain publications and decreases in paper costs and freight surcharges.
◦The Digital increase was due primarily to an increase of $6.6 million in compensation expense due primarily to an increase in headcount.
Selling and marketing expense

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	2024 Change		2024	2023	2024 Change
			$ Change	% Change			$ Change	% Change
	(Dollars in thousands)
Selling and marketing expense	$335,708	$413,954	$(78,246)	(19)%	$679,633	$817,251	$(137,618)	(17)%
As a percentage of revenue	35%	37%			36%	37%
For the three months ended June 30, 2024 compared to the three months ended June 30, 2023
Selling and marketing expense in 2024 decreased from 2023 due to decreases of $50.6 million from Angi Inc., $20.6 million from Emerging & Other and $17.8 million from Search, partially offset by an increase of $7.4 million from Dotdash Meredith.
•The Angi Inc. decrease was due primarily to a decrease of $48.4 million from Ads and Leads due primarily to decreases of $41.8 million and $3.5 million in advertising expense and compensation expense, respectively. The decrease in advertising expense was due primarily to improved efficiency. The decrease in compensation expense was due primarily to a reduction in headcount.

•The Emerging & Other decrease was due primarily to a decrease in expense of $14.6 million from Mosaic Group due to the sale of its assets on February 15, 2024 and the inclusion in the prior year period of $4.8 million in expense from Roofing, which was sold on November 1, 2023.
•The Search decrease was due primarily to a decrease of $16.4 million in online marketing spend at Ask Media Group.
•The Dotdash Meredith increase was due primarily to an increase of $7.0 million from Digital due primarily to increases in online marketing spend and compensation expense of $3.4 million and $2.2 million, respectively. The increase in compensation expense was due primarily to an increase in headcount.
For the six months ended June 30, 2024 compared to the six months ended June 30, 2023
Selling and marketing expense in 2024 decreased from 2023 due to decreases of $93.1 million from Angi Inc., $34.1 million from Emerging & Other and $32.3 million from Search, partially offset by an increase of $16.4 million from Dotdash Meredith.
•The Angi Inc. decrease was due primarily to decreases of $88.8 million from Ads and Leads and $5.4 million from Services.
◦The Ads and Leads decrease was due primarily to decreases of $73.7 million and $10.9 million in advertising expense and compensation expense, respectively. The decreases in advertising expense and compensation expense was due primarily to the factors described above in the three-month discussion.
◦The Services decrease was due primarily to decreases of $2.9 million and $1.5 million in compensation expense and third-party wages, respectively. The decrease in compensation expense was due primarily to a reduction in headcount. The decrease in third-party wages was due primarily to streamlined fulfillment operations.
•The Emerging & Other decrease was due primarily to a decrease in expense of $21.1 million from Mosaic Group due to the sale of its assets on February 15, 2024, and the inclusion in the prior year period of $11.6 million in expense from Roofing.
•The Search decrease was due primarily to a decrease of $29.8 million in online marketing spend at Ask Media Group.
•The Dotdash Meredith increase was due primarily to an increase of $18.7 million from Digital, partially offset by a decrease of $2.0 million from Print.
◦The Digital increase was due primarily to increases in online marketing spend and compensation expense of $10.2 million and $5.5 million, respectively. The increase in compensation expense was due primarily to an increase in headcount.
◦The Print decrease was due primarily to a decrease of $2.0 million in subscription acquisition costs. The decrease in subscription acquisition costs was driven by lower commission payments made to third-party agents that sell magazine subscriptions resulting from the shift from print to digital subscriptions.
General and administrative expense

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	2024 Change		2024	2023	2024 Change
			$ Change	% Change			$ Change	% Change
	(Dollars in thousands)
General and administrative expense	$209,998	$218,166	$(8,168)	(4)%	$422,667	$491,242	$(68,575)	(14)%
As a percentage of revenue	22%	20%			22%	22%
For the three months ended June 30, 2024 compared to the three months ended June 30, 2023
General and administrative expense in 2024 decreased from 2023 due primarily to decreases of $8.8 million from Angi Inc. and $4.0 million from Dotdash Meredith, partially offset by an increase of $4.3 million from Emerging & Other.

•The Angi Inc. decrease was due primarily to a decrease of $7.5 million from Ads and Leads due primarily to decreases of $6.8 million in the provision for credit losses, $1.6 million in third-party wages, $1.3 million in compensation expense and $1.2 million in professional fees, partially offset by an impairment charge recognized in the second quarter of 2024 of $4.8 million of an ROU asset related to Angi Inc. reducing its real estate footprint. The decrease in the provision for credit losses was due primarily to lower revenue and improved collection rates. The decrease in third-party wages was due primarily to reduced costs related to customer support services. The decrease in compensation expense was due primarily to a reduction in headcount. The decrease in professional fees was due primarily to a decrease in legal fees.
•The Dotdash Meredith decrease was due primarily to decreases in legal-related expenses of $2.3 million and non-payroll taxes of $1.2 million from Other (unallocated corporate costs). The decrease in non-payroll taxes was due primarily to the reversal of indemnification liabilities established for tax contingencies in connection with the Meredith acquisition.
•The Emerging & Other increase was due primarily to an increase at Care.com in legal accruals of $9.5 million related to the anticipated resolution of certain legal matters and an increase of $2.9 million in compensation expense, partially offset by the inclusion in the prior year period of $4.1 million of expense from Mosaic Group, the assets of which were sold on February 15, 2024, and $3.8 million of expense from Roofing, which was sold on November 1, 2023.
For the six months ended June 30, 2024 compared to the six months ended June 30, 2023
General and administrative expense in 2024 decreased from 2023 due primarily to decreases of $52.2 million from Dotdash Meredith and $19.9 million from Angi Inc.
•The Dotdash Meredith decrease was due primarily to the inclusion in the first quarter of 2023 of an impairment charge at Other (unallocated corporate costs) of $44.7 million of an ROU asset related to unoccupied lease space, a decrease of $2.3 million in legal-related expenses in the second quarter of 2024 and the inclusion in the first quarter of 2024 of a $2.3 million gain recognized on the sale of an aircraft. See "Note 2—Financial Instruments and Fair Value Measurements" to the financial statements included in "Item 1—Consolidated Financial Statements" for additional information about the impairment charge.
•The Angi Inc. decrease was due primarily to decreases of $15.0 million from Ads and Leads and $6.2 million from Services.
◦The Ads and Leads decrease was due primarily to decreases of $14.5 million in the provision for credit losses and $4.0 million in legal-related expenses, partially offset by impairment charges of $6.8 million recognized in 2024 of ROU assets related to Angi Inc. reducing its real estate footprint. The decrease in the provision for credit losses was due primarily to the factors described above in the three-month discussion.
◦The Services decrease was due primarily to a decrease of $4.7 million in compensation expense due primarily to a $2.6 million decrease in stock-based compensation as a result of a reduction in headcount.
Product development expense

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	2024 Change		2024	2023	2024 Change
			$ Change	% Change			$ Change	% Change
	(Dollars in thousands)
Product development expense	$78,159	$86,398	$(8,239)	(10)%	$165,158	$171,185	$(6,027)	(4)%
As a percentage of revenue	8%	8%			9%	8%
For the three months ended June 30, 2024 compared to the three months ended June 30, 2023
Product development expense in 2024 decreased from 2023 due primarily to a decrease of $7.3 million from Emerging & Other.

•The Emerging & Other decrease was due primarily to the inclusion of expense in the prior year period of $4.6 million from Mosaic Group, the assets of which were sold on February 15, 2024 and a decrease of $1.7 million due primarily to outsourced personnel costs at Care.com.
For the six months ended June 30, 2024 compared to the six months ended June 30, 2023
Product development expense in 2024 decreased from 2023 due primarily to decrease of $5.4 million from Emerging & Other.
•The Emerging & Other decrease was due primarily to a decreases of $2.9 million in outsourced personnel costs and $1.4 million in compensation expense at Care.com and Vivian Health, respectively.
Depreciation

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	2024 Change		2024	2023	2024 Change
			$ Change	% Change			$ Change	% Change
	(Dollars in thousands)
Depreciation	$33,448	$41,283	$(7,835)	(19)%	$70,021	$102,455	$(32,434)	(32)%
As a percentage of revenue	4%	4%			4%	5%
For the three months ended June 30, 2024 compared to the three months ended June 30, 2023
Depreciation in 2024 decreased due primarily to a decrease of $10.9 million at Dotdash Meredith, partially offset by an increase of $2.3 million at Angi Inc. The decrease at Dotdash Meredith was due primarily to a decrease of $5.6 million in expense related to the acceleration of depreciation on certain assets in 2023 and the inclusion in the second quarter of 2023 of a $4.2 million write-off of certain leasehold improvements and furniture and equipment. The increase at Angi Inc. was due primarily to an impairment charge of $2.5 million recognized in the second quarter of 2024 related to certain leasehold improvements and furniture and equipment related to Angi Inc. reducing its real estate footprint.
For the six months ended June 30, 2024 compared to the six months ended June 30, 2023
Depreciation in 2024 decreased from 2023 due primarily to a decrease of $35.7 million at Dotdash Meredith due primarily to the inclusion of an impairment charge of $25.3 million recognized in the first quarter of 2023 related to leasehold improvements and furniture and equipment resulting from unoccupied leased space, a $4.2 million write-off of certain leasehold improvements and furniture and equipment recognized during the second quarter of 2023 and a decrease of $4.2 million in expense related to the acceleration of depreciation on certain assets in 2023. See "Note 2—Financial Instruments and Fair Value Measurements" to the financial statements included in "Item 1—Consolidated Financial Statements" for additional information about the impairment charge recognized in the first quarter of 2023.

Operating income (loss)

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	2024 Change		2024	2023	2024 Change
			$ Change	% Change			$ Change	% Change
	(Dollars in thousands)
Dotdash Meredith
Digital	$26,025	$6,059	$19,966	330%	$25,845	$(11,828)	$37,673	NM
Print	5,535	(944)	6,479	NM	414	(6,700)	7,114	NM
Other	(13,222)	(22,935)	9,713	42%	(28,750)	(110,526)	81,776	74%
Total Dotdash Meredith	18,338	(17,820)	36,158	NM	(2,491)	(129,054)	126,563	98%
Angi Inc.
Domestic
Ads and Leads	24,806	4,791	20,015	418%	44,627	18,271	26,356	144%
Services	(4,488)	(5,175)	687	13%	(11,989)	(17,627)	5,638	32%
Other	(15,191)	(16,568)	1,377	8%	(30,308)	(31,507)	1,199	4%
Total Domestic	5,127	(16,952)	22,079	NM	2,330	(30,863)	33,193	NM
International	4,060	1,571	2,489	159%	9,573	4,601	4,972	108%
Total Angi Inc.	9,187	(15,381)	24,568	NM	11,903	(26,262)	38,165	NM
Search	4,624	13,961	(9,337)	(67)%	8,980	24,731	(15,751)	(64)%
Emerging & Other	(6,445)	2,051	(8,496)	NM	(14,455)	13,907	(28,362)	NM
Corporate	(37,703)	(38,284)	581	2%	(75,114)	(74,391)	(723)	(1)%
Total	$(11,999)	$(55,473)	$43,474	78%	$(71,177)	$(191,069)	$119,892	63%

As a percentage of revenue	(1)%	(5)%			(4)%	(9)%
_____________________
NM = Not meaningful
For the three months ended June 30, 2024 compared to the three months ended June 30, 2023
Operating loss decreased $43.5 million, or 78%, due primarily to a decrease of $17.5 million in amortization of intangibles, an increase in Adjusted EBITDA of $17.1 million, described below, and decreases of $7.8 million in depreciation and $1.1 million in stock-based compensation expense. The decrease in the amortization of intangibles was due primarily to lower expense at Dotdash Meredith and Angi Inc. due in part to certain intangible assets becoming fully amortized, partially offset by an increase in expense as a result of a change in classification of certain Dotdash Meredith Digital trade name indefinite-lived intangible assets to definite-lived intangible assets, effective January 1, 2024. The decrease in depreciation was due primarily to a decrease of $5.6 million in expense related to the acceleration of depreciation on certain assets in 2023 and the inclusion in the second quarter of 2023 of a $4.2 million write-off of certain leasehold improvements and furniture and equipment at Dotdash Meredith, partially offset by an increase at Angi Inc. of $2.5 million due to a write-off of certain leasehold improvements and furniture and equipment.recognized in the second quarter of 2024 related to Angi Inc. reducing its real estate footprint.

For the six months ended June 30, 2024 compared to the six months ended June 30, 2023
Operating loss decreased $119.9 million, or 63%, due primarily to an increase in Adjusted EBITDA of $51.0 million, described below, and decreases of $35.4 million in amortization of intangibles, $32.4 million in depreciation and $1.1 million in stock-based compensation expense. The decreases in the amortization of intangibles and depreciation are due primarily to the factors described above in the three-month discussion. Depreciation was further impacted by the impairment of leasehold improvements and furniture and equipment of $25.3 million related to unoccupied lease space recognized in the first quarter of 2023 at Dotdash Meredith.
At June 30, 2024, there was $255.0 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 3.8 years.
Adjusted EBITDA

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	2024 Change		2024	2023	2024 Change
			$ Change	% Change			$ Change	% Change
	(Dollars in thousands)
Dotdash Meredith
Digital	$63,446	$50,834	$12,612	25%	$100,405	$75,237	$25,168	33%
Print	13,210	17,410	(4,200)	(24)%	16,157	28,744	(12,587)	(44)%
Other	(10,232)	(14,152)	3,920	28%	(19,896)	(73,006)	53,110	73%
Total Dotdash Meredith	66,424	54,092	12,332	23%	96,666	30,975	65,691	212%
Angi Inc.
Domestic
Ads and Leads	48,977	28,155	20,822	74%	90,198	68,006	22,192	33%
Services	1,975	1,700	275	16%	1,985	(468)	2,453	NM
Other	(13,904)	(13,109)	(795)	(6)%	(25,825)	(25,463)	(362)	(1)%
Total Domestic	37,048	16,746	20,302	121%	66,358	42,075	24,283	58%
International	5,135	2,837	2,298	81%	11,787	7,191	4,596	64%
Total Angi Inc.	42,183	19,583	22,600	115%	78,145	49,266	28,879	59%
Search	4,645	13,982	(9,337)	(67)%	9,022	24,773	(15,751)	(64)%
Emerging & Other	(3,812)	5,015	(8,827)	NM	(8,018)	20,614	(28,632)	NM
Corporate	(22,182)	(22,486)	304	1%	(45,527)	(46,319)	792	2%
Total	$87,258	$70,186	$17,072	24%	$130,288	$79,309	$50,979	64%

As a percentage of revenue	9%	6%			7%	4%
For a reconciliation of net (loss) earnings attributable to IAC shareholders to operating loss to Adjusted EBITDA, see "Principles of Financial Reporting." For a reconciliation of operating income (loss) to Adjusted EBITDA for the Company's reportable segments, see "Note 5—Segment Information" to the financial statements included in "Item 1—Consolidated Financial Statements."
For the three months ended June 30, 2024 compared to the three months ended June 30, 2023
•Dotdash Meredith Adjusted EBITDA increased 23% to $66.4 million due to an increase in Adjusted EBITDA of $12.6 million from Digital and a decrease in Adjusted EBITDA losses of $3.9 million from Other (unallocated corporate costs), partially offset by a decrease in Adjusted EBITDA of $4.2 million from Print.
◦The Digital Adjusted EBITDA increase was due primarily to higher revenue and continued operating expense leverage.
◦The Other (unallocated corporate costs) Adjusted EBITDA loss decrease was due primarily to a decrease in legal-related expenses of $2.3 million.

◦The Print Adjusted EBITDA decrease was due primarily to revenue declines, partially offset by lower operating expenses.
•Angi Inc. Adjusted EBITDA increased 115% to $42.2 million due to increases in Adjusted EBITDA of $20.8 million from Ads and Leads and $2.3 million from International.
◦The Ads and Leads Adjusted EBITDA increase was due primarily to lower selling and marketing expense due to improved marketing efficiency and lower general administrative expense due primarily to a decrease in the provision for credit losses, partially offset by lower revenue and an impairment charge recognized in the second quarter of 2024 of $4.8 million of an ROU asset related to Angi Inc. reducing its real estate footprint.
◦The International Adjusted EBITDA increase was due primarily to an increase in revenue and continued operating expense leverage.
•Search Adjusted EBITDA decreased 67% to $4.6 million due primarily to lower revenue, partially offset by lower traffic acquisition costs and selling and marketing expense.
•Emerging & Other Adjusted EBITDA decreased $8.8 million to a loss of $3.8 million due primarily to lower profits at Care.com due primarily to an increase in legal accruals of $9.5 million related to the anticipated resolution of certain legal matters and the inclusion in the prior year period of Adjusted EBITDA of $4.3 million at Mosaic Group, the assets of which were sold on February 15, 2024.
For the six months ended June 30, 2024 compared to the six months ended June 30, 2023
•Dotdash Meredith Adjusted EBITDA increased 212% to $96.7 million due to a decrease in Adjusted EBITDA losses of $53.1 million from Other (unallocated corporate costs) and an increase in Adjusted EBITDA of $25.2 million from Digital, partially offset by a decrease in Adjusted EBITDA of $12.6 million from Print.
◦The Other (unallocated corporate costs) Adjusted EBITDA loss decrease was due primarily to the inclusion in the first quarter of 2023 of an impairment charge of $44.7 million of an ROU asset related to unoccupied lease space, the inclusion in the first quarter of 2024 of a $2.3 million gain recognized on the sale of an aircraft and a decrease in legal-related expenses of $2.3 million.
◦The Digital Adjusted EBITDA increase was due primarily to the factors described above in the three-month discussion.
◦The Print Adjusted EBITDA decrease was due primarily to the factors described above in the three-month discussion.
•Angi Inc. Adjusted EBITDA increased 59% to $78.1 million due to increases in Adjusted EBITDA of $22.2 million from Ads and Leads, $4.6 million from International and $2.5 million from Services.
◦The Ads and Leads Adjusted EBITDA increase was due primarily to lower selling and marketing expense and general administrative expense due primarily to the factors described above in the three-month discussion, partially offset by lower revenue and impairment charges of $6.8 million recognized in 2024 of ROU assets related to Angi Inc. reducing its real estate footprint.
◦The International Adjusted EBITDA increase was due primarily to the factor described above in the three-month discussion.
◦The Services Adjusted EBITDA increase was due primarily to lower operating expenses due to a reduced overall cost base as a result of exiting complex and less profitable offerings.
•Search Adjusted EBITDA decreased 64% to $9.0 million due primarily to factors described above in the three-month discussion.

•Emerging & Other Adjusted EBITDA decreased $28.6 million to a loss of $8.0 million due primarily to $16.5 million in severance expense and transaction-related costs related to the sale of assets of Mosaic Group on February 15, 2024 and lower profits at Care.com due to an increase in expense of $9.5 million in connection with the anticipated resolution of certain legal matters.
•Corporate Adjusted EBITDA loss decreased 2% to $45.5 million due primarily to lower legal-related expenses.
Interest expense

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	2024 Change		2024	2023	2024 Change
			$ Change	% Change			$ Change	% Change
	(Dollars in thousands)
Interest expense	$(39,515)	$(39,077)	$(438)	(1)%	$(79,233)	$(77,249)	$(1,984)	3%
For the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023
Interest expense in 2024 increased from 2023 due primarily to an increase in interest rates from 9.26% and 7.24% at June 30, 2023 to 9.43% and 7.65% at June 30, 2024 on the Dotdash Meredith Term Loan B and Dotdash Meredith Term Loan A, respectively.
Unrealized (loss) gain on investment in MGM Resorts International ("MGM")

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	2024 Change		2024	2023	2024 Change
			$ Change	% Change			$ Change	% Change
	(Dollars in thousands)
Unrealized (loss) gain on investment in MGM Resorts International	$(179,284)	$(32,362)	$(146,922)	(454)%	$(15,533)	$672,478	$(688,011)	NM
For the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023
During the fourth quarter of 2023, due to MGM's ongoing share repurchase program, which increased the Company's ownership interest passively, the Company determined that the equity method of accounting applied and elected to account for its investment in MGM pursuant to the fair value option. Prior to the fourth quarter of 2023, the Company's investment in MGM was accounted for as an equity security with a readily determinable fair value, with changes in fair value recognized through income each period. Since the Company has always marked its investment in MGM to fair value through income each period the election of the fair value option results in no change to the historical accounting for this investment.
The unrealized pre-tax (losses) and gains on the Company's investment in MGM were due to changes in the stock price of MGM's common stock as reported on the New York Stock Exchange. Based on the number of MGM common shares outstanding at June 30, 2024, the Company owns approximately 21.2% of MGM.

Other income, net

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in thousands)
Unrealized increase (decrease) in the estimated fair value of a warrant	$30,624	$(13,672)	$20,393	$(7,732)
Interest income	22,048	17,340	43,645	34,270
Net realized gain (loss) on sales of businesses, investments and (downward) upward adjustments to the carrying value of equity securities without readily determinable fair values(a)	2,262	2,649	28,203	1,348
Foreign exchange (losses) gains, net	(143)	1,572	(1,884)	2,081
Unrealized gain related to marketable equity securities	—	1,262	—	112
Other	(98)	1,834	(859)	4,655
Other income, net	$54,693	$10,985	$89,498	$34,734

$ Change	$43,708		$54,764
% Change	398%		158%
_____________________
(a)     Includes a pre-tax gain of $29.2 million on the sale of assets of Mosaic Group (within Emerging & Other), which was accounted for as a sale of a business, in the six months ended June 30, 2024.

Income tax benefit (provision)

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	2024 Change		2024	2023	2024 Change
			$ Change	% Change			$ Change	% Change
	(Dollars in thousands)
Income tax benefit (provision)	$34,638	$24,297	$10,341	43%	$(20,050)	$(115,205)	$95,155	83%
Effective income tax rate	20%	21%			NM	26%
For further details of income tax matters, see "Note 7—Income Taxes" to the financial statements included in "Item 1. Consolidated Financial Statements."
For the three months ended June 30, 2024 compared to the three months ended June 30, 2023
In 2024, the effective income tax rate is lower than the statutory rate of 21% due primarily to nondeductible compensation expense, partially offset by research credits and state taxes.
In 2023, the effective income tax rate is the same as the statutory rate of 21% due primarily to nondeductible compensation expense and foreign income taxed at different statutory rates, offset by research credits, the realization of a capital loss and a change in forecasted rate.
For the six months ended June 30, 2024 compared to the six months ended June 30, 2023
In 2024, the Company recorded an income tax provision of $20.0 million despite a pre-tax loss. The income tax provision was due primarily to the nondeductible portion of the goodwill in the sale of Mosaic Group and nondeductible compensation expense, partially offset by research credits and the realization of a capital loss.
In 2023, the effective income tax rate is higher than the statutory rate of 21% due primarily to state taxes and nondeductible compensation expense, partially offset by research credits.

Net (earnings) loss attributable to noncontrolling interests

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	2024 Change		2024	2023	2024 Change
			$ Change	% Change			$ Change	% Change
	(Dollars in thousands)
Net (earnings) loss attributable to noncontrolling interests	$(765)	$2,585	$(3,350)	NM	$(706)	$5,041	$(5,747)	NM
Net (earnings) loss attributable to noncontrolling interests in 2024 and 2023 primarily represents the publicly-held interest in Angi Inc.'s earnings and losses.

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
The following table reconciles net (loss) earnings attributable to IAC shareholders to operating loss to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Net (loss) earnings attributable to IAC shareholders	$(142,232)	$(89,045)	$(97,201)	$328,730
Add back:
Net loss attributable to noncontrolling interests	765	(2,585)	706	(5,041)
Income tax (benefit) provision	(34,638)	(24,297)	20,050	115,205
Other income, net	(54,693)	(10,985)	(89,498)	(34,734)
Unrealized loss (gain) on investment in MGM Resorts International	179,284	32,362	15,533	(672,478)
Interest expense	39,515	39,077	79,233	77,249
Operating loss	(11,999)	(55,473)	(71,177)	(191,069)
Add back:
Stock-based compensation expense	29,099	30,193	58,006	59,134
Depreciation	33,448	41,283	70,021	102,455
Amortization of intangibles	36,710	54,183	73,438	108,789
Adjusted EBITDA	$87,258	$70,186	$130,288	$79,309
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

Depreciation is a non-cash expense relating to our buildings, capitalized software, equipment and leasehold improvements and is computed using the straight-line method to allocate the cost of depreciable assets to operations over their estimated useful lives, or, in the case of leasehold improvements, the lease term, if shorter.
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

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Position

	June 30, 2024	December 31, 2023
	(In thousands)
Angi Inc. cash and cash equivalents:
United States	$380,577	$354,341
All other countries	4,318	9,703
Total Angi Inc. cash and cash equivalents	384,895	364,044

Dotdash Meredith cash and cash equivalents:
United States	241,655	243,801
All other countries	16,899	17,779
Total Dotdash Meredith cash and cash equivalents	258,554	261,580

IAC (excluding Angi Inc. and Dotdash Meredith) cash and cash equivalents and marketable securities:
United States	914,651	642,613
All other countries	43,675	29,208
Total cash and cash equivalents	958,326	671,821
Marketable securities (United States)	87,210	148,998
Total IAC (excluding Angi Inc. and Dotdash Meredith) cash and cash equivalents and marketable securities	1,045,536	820,819

Total cash and cash equivalents and marketable securities	$1,688,985	$1,446,443

Dotdash Meredith Debt:
Dotdash Meredith Term Loan A	$306,250	$315,000
Dotdash Meredith Term Loan B	1,218,750	1,225,000
Total Dotdash Meredith long-term debt	1,525,000	1,540,000
Less: current portion of Dotdash Meredith long-term debt	38,750	30,000
Less: original issue discount	4,047	4,470
Less: unamortized debt issuance costs	7,535	8,423
Total Dotdash Meredith long-term debt, net	1,474,668	1,497,107

ANGI Group Debt:
ANGI Group Senior Notes	500,000	500,000
Less: unamortized debt issuance costs	3,561	3,953
Total ANGI Group long-term debt, net	496,439	496,047

Total long-term debt, net	$1,971,107	$1,993,154
The Company's international cash can be repatriated without significant tax consequences.
For a detailed description of interest rate swaps and long-term debt, see "Note 1—The Company and Summary of Significant Accounting Policies" and "Note 3—Long-term Debt" to the financial statements included in "Item 1. Consolidated Financial Statements."

Cash Flow Information
In summary, IAC's cash flows are as follows:

	Six Months Ended June 30,
	2024	2023
	(In thousands)
Net cash provided by (used in):
Operating activities	$149,077	$128,254
Investing activities	$218,600	$(27,200)
Financing activities	$(47,042)	$(193,352)
Net cash provided by operating activities attributable to continuing operations consists of net earnings adjusted for non-cash items and the effect of changes in working capital. Non-cash adjustments include the unrealized loss (gain) on the investment in MGM, amortization of intangibles, depreciation, deferred income taxes, non-cash lease expense (including ROU impairments), stock-based compensation expense, provision for credit losses, net gains on sales of businesses and investments in equity securities and unrealized (increase) decrease in the estimated fair value of a warrant.
2024
Adjustments to net earnings consist primarily of amortization of intangibles of $73.4 million, depreciation of $70.0 million, stock-based compensation expense of $58.0 million, non-cash lease expense of $31.3 million, provision of credit losses of $29.6 million, an unrealized loss on the investment in MGM of $15.5 million and deferred taxes of $6.5 million, partially offset by net gains on sales of businesses and investments in equity securities of $28.2 million primarily related to the sale of assets at Mosaic Group in February 2024 and an unrealized increase in the estimated fair value of a warrant of $20.4 million. The increase from changes in working capital include a decrease in other assets of $66.0 million, a decrease in accounts receivable of $13.2 million, an increase in deferred revenue of $8.8 million and an increase in income taxes payable and receivable of $7.5 million, partially offset by decreases in accounts payable and other liabilities of $50.5 million and operating lease liabilities of $34.8 million. The decrease in other assets is due primarily to a decrease in prepaid hosting services at Angi Inc., Dotdash Meredith and Corporate, receipt of pre-acquisition income tax refunds at Dotdash Meredith and payment received related to insurance coverage for previously incurred legal fees at Angi Inc. The decrease in accounts receivable is due primarily to a decrease in revenue in the second quarter of 2024 relative to the fourth quarter of 2023 at Dotdash Meredith and Search, and a decrease at Mosaic Group due to cash receipts prior to the sale of its assets, partially offset by an increase at Angi Inc., due primarily to timing of cash receipts. The increase in deferred revenue is due primarily to timing of annual subscription renewals at Care.com. The increase in income taxes payable and receivable is due to income tax accruals in excess of payments, primarily due to the sale of assets of Mosaic Group. The decrease in accounts payable and other liabilities is due primarily to a decrease in accrued employee compensation, due primarily to payment of 2023 bonuses in 2024, a decrease in accounts payable at Angi Inc. and Care.com due to timing of payments and at Mosaic Group due to payments prior to the sale of its assets, and a decrease in accrued traffic acquisition costs and related payables at Search and Dotdash Meredith, partially offset by an increase in accrued advertising at Angi Inc. The decrease in operating lease liabilities is due to cash payments on leases net of interest accretion.
Net cash provided by investing activities includes maturities of marketable debt securities of $262.5 million, net proceeds from the sales of businesses and investments of $162.2 million, including $155 million from the sale of assets of Mosaic Group, net proceeds from the sales of assets of $12.8 million principally from the sale of an aircraft at Dotdash Meredith, and a decrease in notes receivable of $10.1 million, partially offset by $197.1 million for the purchases of marketable debt securities and capital expenditures of $31.8 million primarily related to investments of $25.1 million in capitalized software at Angi Inc. to support its products and services.
Net cash used in financing activities includes the repurchase of 8.1 million shares of Angi Inc. Class A common stock, on a settlement date basis, for $18.2 million at an average price of $2.24 per share, principal payments on Dotdash Meredith Term Loan A and Dotdash Meredith Term Loan B of $15.0 million, withholding taxes paid on behalf of IAC employees, excluding Angi Inc., for stock-based awards that were net settled of $8.9 million and withholding taxes paid on behalf of Angi Inc. employees for stock-based awards that were net settled of $4.7 million.

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
Liquidity and Capital Resources
Investment in MGM
At June 30, 2024, the Company owns 64.7 million common shares of MGM. Based on the number of MGM common shares outstanding at June 30, 2024, the Company owns 21.2% of MGM.
Investment in Turo
At June 30, 2024, IAC's aggregate percentage ownership in Turo is approximately 29%, on an as-converted basis. The Company net settled its Turo warrant on July 23, 2024 (the warrant expiration date) for 4.5 million shares of Series E-2 preferred stock, bringing IAC's ownership percentage in Turo to approximately 31%.
Share Repurchase Authorizations and Activity
At August 2, 2024, IAC had 3.7 million shares remaining in its share repurchase authorization.
During the six months ended June 30, 2024, Angi repurchased 8.2 million shares of its Class A common stock, on a trade date basis, at an average price of $2.23 per share, or $18.2 million in aggregate. During the fourth quarter of 2023, Angi Inc. announced its intent to utilize the remaining 14.0 million shares in its stock repurchase authorization. From July 1, 2024 through August 2, 2024, Angi Inc. repurchased an additional 1.9 million shares of its common stock, on a trade date basis, at an average price of $2.17 per share, or $4.0 million in aggregate. At August 2, 2024, Angi Inc. had 0.6 million shares remaining in its previous share repurchase authorization.
On August 2, 2024, the Angi Inc. board of directors approved a new stock repurchase authorization of 25 million shares.

IAC and Angi Inc. may purchase their shares pursuant to their authorizations over an indefinite period of time in the open market and in privately negotiated transactions, depending on those factors management deems relevant at any particular time, including, without limitation, market conditions, price and future outlook.
Contractual Obligations
At June 30, 2024, there have been no material changes to the Company's contractual obligations since the disclosures for the year ended December 31, 2023, included in the Company's Annual Report on Form 10-K.
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
Liquidity Assessment
On a consolidated basis, the Company generated positive cash flows from operating activities of $149.1 million for the six months ended June 30, 2024; excluding the positive cash flows from operating activities of $85.0 million and $53.5 million generated by Angi Inc. and Dotdash Meredith, respectively, the Company generated positive cash flows from operating activities of $10.6 million.
At June 30, 2024, the Company's consolidated cash, cash equivalents and marketable securities, excluding MGM, were $1.7 billion, of which $384.9 million and $258.6 million was held by Angi Inc. and Dotdash Meredith, respectively. The Company's consolidated debt includes approximately $1.5 billion, which is a liability of Dotdash Meredith Inc., and $500.0 million, which is a liability of ANGI Group, a subsidiary of Angi Inc. The Dotdash Meredith Credit Agreement contains covenants that would limit Dotdash Meredith’s ability to pay dividends, incur incremental secured indebtedness, or make distributions or certain investments in the event a default has occurred or if Dotdash Meredith’s consolidated net leverage ratio exceeds 4.0 to 1.0, subject to certain available amounts as defined in the Dotdash Meredith Credit Agreement. This ratio was exceeded for the test period ended June 30, 2024. The Dotdash Meredith Credit Agreement also permits IAC to, among other things, contribute cash to Dotdash Meredith which will provide additional liquidity to ensure that Dotdash Meredith does not exceed certain consolidated net leverage ratios for any test period, as further defined in the Dotdash Meredith Credit Agreement. In connection with these capital contributions, Dotdash Meredith may make distributions to IAC in amounts not more than any such capital contributions, provided that no default has occurred and is continuing. Such capital contributions and subsequent distributions impact the consolidated net leverage ratios of Dotdash Meredith. During the three and six months ended June 30, 2024, the Company contributed $50 million and $105 million, respectively, to Dotdash Meredith, which Dotdash Meredith subsequently distributed back to the Company $50 million in July 2024 and $55 million in April 2024. In addition, Dotdash Meredith distributed $105 million back to the Company in January 2024 related to its contribution in December 2023. Angi Inc. is an independent public company with its own public shareholders and board of directors and has no obligation to provide the Company with funds. As a result, the Company cannot freely access the cash of Angi Inc. and its subsidiaries.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Equity Price Risk
At June 30, 2024, the Company owns 64.7 million common shares of MGM. During the fourth quarter of 2023, due to MGM's ongoing share repurchase program, which increased the Company's ownership interest passively, the Company determined that the equity method of accounting applied and elected to account for its investment in MGM pursuant to the fair value option. Prior to the fourth quarter of 2023, the Company's investment in MGM was accounted for as an equity security with a readily determinable fair value, with changes in fair value recognized through income each period. Since the Company has always marked its investment in MGM to fair value through income each period the election of the fair value option results in no change from its historical accounting for this investment. For the three and six months ended June 30, 2024, the Company recorded unrealized pre-tax losses on its investment in MGM of $179.3 million and $15.5 million, respectively. For the three and six months ended June 30, 2023, the Company recorded an unrealized pre-tax loss and gain on its investment of MGM of $32.4 million and $672.5 million, respectively.
The cumulative unrealized net pre-tax gain through June 30, 2024 is $1.6 billion. At both June 30, 2024 and December 31, 2023, the carrying value of the Company's investment in MGM, which includes the cumulative unrealized pre-tax gains, was $2.9 billion, or approximately 28% of the Company's consolidated total assets. A $2.00 increase or decrease in the share price of MGM would result in an unrealized gain or loss, respectively, of $129.4 million. At August 2, 2024, the fair value of the Company's investment in MGM was $2.3 billion. The Company's results of operations and financial condition have in the past been and may in the future be materially impacted by increases or decreases in the price of MGM common shares, which are traded on the New York Stock Exchange.
Interest Rate Risk
At June 30, 2024, the principal amount of the Company's outstanding debt totals $2.03 billion, of which $1.53 billion is the Dotdash Meredith Term Loans, which bear interest at a variable rate, and $500 million is the ANGI Group Senior Notes, which bear interest at a fixed rate.
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
During the six months ended June 30, 2024, adjusted term secured overnight financing rate ("Adjusted Term SOFR") for the Dotdash Meredith Term Loans decreased an average of approximately two basis points relative to December 31, 2023. Had Adjusted Term SOFR been unchanged during the first half of 2024, the impact of this decrease would have had a nominal effect on interest expense. At June 30, 2024, the outstanding balance of $1.22 billion related to the Dotdash Meredith Term Loan B bore interest at Adjusted SOFR, subject to a minimum of 0.50%, plus 4.00%, or 9.43%, and the outstanding balance of $306.3 million related to the Dotdash Meredith Term Loan A bore interest at Adjusted Term SOFR plus 2.25%, or 7.65%. If Adjusted Term SOFR were to increase or decrease by 100 basis points, the annual interest expense on the Dotdash Meredith Term Loans, net of the impact related to the $350 million in notional amount of interest rate swaps, would increase or decrease by $11.7 million.
If market rates decline relative to interest rates on the ANGI Group Senior Notes, the Company runs the risk that the related required interest payments will exceed those based on market rates. A 100-basis point increase or decrease in the level of interest rates would, respectively, decrease or increase the fair value of the fixed-rate debt by $18.1 million. Such potential increase or decrease in fair value is based on certain simplifying assumptions, including an immediate increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period, nor changes in the credit profile.

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
During the quarter ended June 30, 2024, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Shareholder Litigation Arising Out of the Match Separation
This shareholder class action pending in Delaware state court is described in detail under the captions Part I-Item 3-Legal Proceedings of our annual report on Form 10-K for the fiscal year ended December 31, 2023 (pages 34-35). See In re Match Group, Inc. Derivative Litigation, No. 2020-0505 (Delaware Chancery Court). This lawsuit alleges that the terms of the Match Separation (as defined on page 30 of this quarterly report) are unfair to the former Match Group public shareholders and unduly beneficial to IAC as a result of undue influence by IAC and Mr. Diller over the then Match Group directors who unanimously approved the transaction and asserts a variety of claims. As previously reported, the Delaware Chancery Court granted the defendants’ motion to dismiss the action in September 2022, and the plaintiffs appealed to the Delaware Supreme Court. Following oral argument on the plaintiffs’ appeal, in May 2023, the Delaware Supreme Court issued an order directing the parties to submit supplemental briefing on the correct legal standard governing judicial review of the Match Separation, namely whether review under the more deferential business-judgment rule is triggered when such a transaction has been approved by either a committee of independent directors or a majority vote of the minority stockholders. Supplemental briefing was completed in September 2023 and the court heard further oral argument from the parties in December 2023.

On April 4, 2024, the Delaware Supreme Court issued its decision, holding: (i) that in order to be subject to review under the more deferential business-judgment rule, rather than “entire fairness” review, the Match Separation transaction must have been approved by both a committee of independent directors and a majority vote of the Match Group minority shareholders, (ii) that the Delaware Chancery Court correctly ruled that the plaintiffs had pleaded sufficient facts to call into question the independence of one of the three members of the special committee that had negotiated and approved the transaction, (iii) that the Delaware Chancery Court had incorrectly ruled that the plaintiffs had nevertheless failed to call into question the independence of the special committee as a whole, because all members of the committee must be independent in order for the committee as a whole to be independent, and (iv) that the Delaware Chancery Court had correctly dismissed the plaintiffs’ derivative claims for lack of standing, leaving only their direct claims for adjudication. The Delaware Supreme Court remanded the case to the Delaware Chancery Court for further proceedings, and the case is now in discovery. IAC remains confident in its ability to prevail on the merits and will continue to defend vigorously against the allegations in this litigation.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
The Company did not issue or sell any shares of its common stock or any other equity securities pursuant to unregistered transactions during the quarter ended June 30, 2024.
Issuer Purchases of Equity Securities
The Company did not purchase any shares of its common stock during the quarter ended June 30, 2024. As of that date, 3,686,692 shares of IAC common stock remained available for repurchase under the Company's previously announced June 2020 repurchase authorization. The Company may repurchase shares of its common stock pursuant to this repurchase authorization over an indefinite period of time in the open market and in privately negotiated transactions, depending on those factors IAC management deems relevant at any particular time, including (without limitation) market conditions, share price and future outlook.

Item 5. Other Information
Rule 10b5-1 Trading Plans
During the quarter ended June 30, 2024, none of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading plan or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S‑K).
Item 6.    Exhibits
The documents set forth below, numbered in accordance with Item 601 of Regulation S-K, are filed herewith, incorporated by reference to the location indicated or furnished herewith.

Exhibit Number	Description	Location
3.1	Restated Certificate of Incorporation of IAC Inc.(1)
3.2	Restated Certificate of Incorporation of IAC/InterActiveCorp (effective as of June 30, 2020).	Exhibit 3.1(c) to the Registrant’s Current Report on Form 8-K filed on July 2, 2020.
3.3	Certificate of Amendment of Restated Certificate of Incorporation of IAC/InterActiveCorp (effective as of May 25, 2021).	Exhibit 4.2 to Post-Effective Amendment No. 1 on Form S-8 to Registration Statement on Form S-4 (File No. 333-251656), filed by the Registrant on May 26, 2021.
3.4	Certificate of Amendment of Restated Certificate of Incorporation of IAC/InterActiveCorp (effective as of August 11, 2022).	Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on August 12, 2022.
3.5	Certificate of Amendment of Restated Certificate of Incorporation of IAC Inc. (effective as of June 12, 2024).	Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on June 13, 2024.
3.6	Certificate of Designations of Series A Cumulative Preferred Stock.	Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on July 2, 2020.
3.7	Amended and Restated By-Laws of IAC Inc.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on September 18, 2023.
31.1	Certification of the Chairman and Senior Executive pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.(1)
31.2	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.(1)
31.3	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.(1)
32.1	Certification of the Chairman and Senior Executive pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.(2)

32.2	Certification of the Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.(2)
32.3	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.(2)
101.INS	Inline XBRL Instance.(1)	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema.(1)
101.CAL	Inline XBRL Taxonomy Extension Calculation.(1)
101.DEF	Inline XBRL Taxonomy Extension Definition.(1)
101.LAB	Inline XBRL Taxonomy Extension Labels.(1)
101.PRE	Inline XBRL Taxonomy Extension Presentation.(1)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
_______________________________________________________________________________
(1)Filed herewith.
(2)Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	August 7, 2024
IAC INC.

		By:	/s/ CHRISTOPHER HALPIN
Christopher Halpin
Executive Vice President, Chief Financial Officer and Chief Operating Officer

Signature	Title	Date
/s/ CHRISTOPHER HALPIN	Executive Vice President, Chief Financial Officer and Chief Operating Officer	August 7, 2024
Christopher Halpin