Form 10-Q
period 2024-09-30
IAC Inc.
filed 2024-11-12
CIK 1800227

As filed with the Securities and Exchange Commission on November 12, 2024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of November 8, 2024, the following shares of the registrant's common stock were outstanding:

Common Stock	80,479,073
Class B common stock	5,789,499
Total	86,268,572

PART I
FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements
IAC INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	September 30, 2024	December 31, 2023
	(In thousands, except par value amounts)
ASSETS
Cash and cash equivalents	$1,719,767	$1,297,445
Marketable securities	24,947	148,998
Accounts receivable, net	477,769	536,650
Other current assets	178,422	257,499
Total current assets	2,400,905	2,240,592

Buildings, capitalized software, land, equipment and leasehold improvements, net	400,549	455,281
Goodwill	2,881,717	3,024,266
Intangible assets, net of accumulated amortization	757,777	874,705
Investment in MGM Resorts International	2,530,045	2,891,850
Long-term investments	447,771	411,216
Other non-current assets	418,427	473,267
TOTAL ASSETS	$9,837,191	$10,371,177

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Current portion of long-term debt	$43,125	$30,000
Accounts payable, trade	80,121	105,514
Deferred revenue	116,983	143,449
Accrued expenses and other current liabilities	634,287	671,527
Total current liabilities	874,516	950,490

Long-term debt, net	1,960,090	1,993,154
Deferred income taxes	84,516	164,612
Other long-term liabilities	434,831	474,540

Redeemable noncontrolling interests	28,679	33,378

Commitments and contingencies

SHAREHOLDERS' EQUITY:
Common Stock, $0.0001 par value; authorized 1,600,000 shares; 84,823 and 84,465 shares issued and 80,473 and 80,115 shares outstanding at September 30, 2024 and December 31, 2023, respectively	8	8
Class B common stock, $0.0001 par value; authorized 400,000 shares; 5,789 shares issued and outstanding at September 30, 2024 and December 31, 2023	1	1
Additional paid-in-capital	6,362,081	6,340,312
(Accumulated deficit) retained earnings	(339,997)	923
Accumulated other comprehensive loss	(9,608)	(10,942)
Treasury stock, 4,350 shares at September 30, 2024 and December 31, 2023	(252,441)	(252,441)
Total IAC shareholders' equity	5,760,044	6,077,861
Noncontrolling interests	694,515	677,142
Total shareholders' equity	6,454,559	6,755,003
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$9,837,191	$10,371,177
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands, except per share data)
Revenue	$938,719	$1,111,341	$2,817,926	$3,307,201
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	257,811	342,353	797,278	1,038,360
Selling and marketing expense	338,262	407,355	1,017,895	1,224,606
General and administrative expense	185,258	210,507	607,925	701,749
Product development expense	78,262	79,714	243,420	250,899
Depreciation	26,445	33,776	96,466	136,231
Amortization of intangibles	36,355	61,373	109,793	170,162
Goodwill impairment	—	9,000	—	9,000
Total operating costs and expenses	922,393	1,144,078	2,872,777	3,531,007
Operating income (loss)	16,326	(32,737)	(54,851)	(223,806)
Interest expense	(39,701)	(40,157)	(118,934)	(117,406)
Unrealized (loss) gain on investment in MGM Resorts International	(346,272)	(463,421)	(361,805)	209,057
Other income, net	16,363	25,455	105,861	60,189
Loss before income taxes	(353,284)	(510,860)	(429,729)	(71,966)
Income tax benefit	115,839	118,838	95,789	3,633
Net loss	(237,445)	(392,022)	(333,940)	(68,333)
Net (earnings) loss attributable to noncontrolling interests	(6,274)	1,484	(6,980)	6,525
Net loss attributable to IAC shareholders	$(243,719)	$(390,538)	$(340,920)	$(61,808)

Per share information attributable to IAC common stock and Class B common stock shareholders:
Basic loss per share	$(2.93)	$(4.72)	$(4.10)	$(0.74)
Diluted loss per share	$(2.93)	$(4.72)	$(4.10)	$(0.74)

Stock-based compensation expense by function:
Cost of revenue	$504	$553	$1,757	$1,105
Selling and marketing expense	1,443	2,552	5,456	6,493
General and administrative expense	23,737	22,849	71,806	69,733
Product development expense	2,547	3,008	7,218	10,765
Total stock-based compensation expense	$28,231	$28,962	$86,237	$88,096
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Net loss	$(237,445)	$(392,022)	$(333,940)	$(68,333)
Other comprehensive income (loss), net of income taxes:
Change in foreign currency translation adjustment	3,949	(2,987)	3,968	418
Change in net unrealized (losses) gains on interest rate swaps	(6,462)	2,855	(2,191)	6,207
Change in unrealized gains and losses on available-for-sale marketable debt securities	3	—	(17)	(37)
Total other comprehensive (loss) income, net of income taxes	(2,510)	(132)	1,760	6,588
Comprehensive loss, net of income taxes	(239,955)	(392,154)	(332,180)	(61,745)
Components of comprehensive (income) loss attributable to noncontrolling interests:
Net (earnings) loss attributable to noncontrolling interests	(6,274)	1,484	(6,980)	6,525
Change in foreign currency translation adjustment attributable to noncontrolling interests	(632)	457	(437)	(36)
Comprehensive (income) loss attributable to noncontrolling interests	(6,906)	1,941	(7,417)	6,489
Comprehensive loss attributable to IAC shareholders	$(246,861)	$(390,213)	$(339,597)	$(55,256)
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Three and nine months ended September 30, 2024
(Unaudited)

	Redeemable Noncontrolling Interests	Common Stock, $0.0001 par value		Class B common stock, $0.0001 par value		Additional Paid-in-Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total IAC Shareholders' Equity	Noncontrolling Interests	Total Shareholders' Equity
		$	Shares	$	Shares
		(In thousands)
Balance at June 30, 2024	$29,132	$8	84,683	$1	5,789	$6,363,548	$(96,278)	$(6,473)	$(252,441)	$6,008,365	$687,713	$6,696,078
Net earnings (loss)	832	—	—	—	—	—	(243,719)	—	—	(243,719)	5,442	(238,277)
Other comprehensive (loss) income, net of income taxes	—	—	—	—	—	—	—	(3,142)	—	(3,142)	632	(2,510)
Stock-based compensation expense	—	—	—	—	—	18,209	—	—	—	18,209	11,336	29,545
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	—	140	—	—	(5,822)	—	—	—	(5,822)	—	(5,822)
Issuance of Angi Inc. common stock pursuant to stock-based awards, net of withholding taxes	—	—	—	—	—	3,613	—	7	—	3,620	(4,529)	(909)
Purchase of Angi Inc. treasury stock	—	—	—	—	—	(7,588)	—	—	—	(7,588)	—	(7,588)
Purchase of noncontrolling interests	—	—	—	—	—	(11,296)	—	—	—	(11,296)	(4,723)	(16,019)
Adjustment of noncontrolling interests to redemption amount	(27)	—	—	—	—	27	—	—	—	27	—	27
Adjustment to the liquidation value of Vivian Health preferred shares	—	—	—	—	—	1,356	—	—	—	1,356	(1,356)	—
Other	(1,258)	—	—	—	—	34	—	—	—	34	—	34
Balance at September 30, 2024	$28,679	$8	84,823	$1	5,789	$6,362,081	$(339,997)	$(9,608)	$(252,441)	$5,760,044	$694,515	$6,454,559

Balance at December 31, 2023	$33,378	$8	84,465	$1	5,789	$6,340,312	$923	$(10,942)	$(252,441)	$6,077,861	$677,142	$6,755,003
Net earnings (loss)	741	—	—	—	—	—	(340,920)	—	—	(340,920)	6,239	(334,681)
Other comprehensive (loss) income, net of income taxes	—	—	—	—	—	—	—	1,323	—	1,323	437	1,760
Stock-based compensation expense	—	—	—	—	—	58,144	—	—	—	58,144	32,448	90,592
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	—	358	—	—	(14,637)	—	—	—	(14,637)	—	(14,637)
Issuance of Angi Inc. common stock pursuant to stock-based awards, net of withholding taxes	—	—	—	—	—	5,868	—	11	—	5,879	(11,531)	(5,652)
Purchase of Angi Inc. treasury stock	—	—	—	—	—	(25,772)	—	—	—	(25,772)	—	(25,772)
Purchase of noncontrolling interests	—	—	—	—	—	(11,296)	—	—	—	(11,296)	(4,723)	(16,019)
Adjustment of noncontrolling interests to redemption amount	(3,869)	—	—	—	—	3,869	—	—	—	3,869	—	3,869
Adjustment to the liquidation value of Vivian Health preferred shares	—	—	—	—	—	5,497	—	—	—	5,497	(5,497)	—
Other	(1,571)	—	—	—	—	96	—	—	—	96	—	96
Balance at September 30, 2024	$28,679	$8	84,823	$1	5,789	$6,362,081	$(339,997)	$(9,608)	$(252,441)	$5,760,044	$694,515	$6,454,559

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Three and nine months ended September 30, 2023
(Unaudited)

	Redeemable Noncontrolling Interests	Common Stock, $0.0001 par value		Class B common stock, $0.0001 par value		Additional Paid-in-Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock	Total IAC Shareholders' Equity	Noncontrolling Interests	Total Shareholders' Equity
		$	Shares	$	Shares
		(In thousands)
Balance at June 30, 2023	$34,778	$8	84,360	$1	5,789	$6,312,394	$63,711	$(6,904)	$(252,502)	$6,116,708	$660,794	$6,777,502
Net loss	(476)	—	—	—	—	—	(390,538)	—	—	(390,538)	(1,008)	(391,546)
Other comprehensive income (loss), net of income taxes	—	—	—	—	—	—	—	325	—	325	(457)	(132)
Stock-based compensation expense	—	—	—	—	—	18,221	—	—	—	18,221	12,104	30,325
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	—	48	—	—	(3,083)	—	—	—	(3,083)	—	(3,083)
Issuance of Angi Inc. common stock pursuant to stock-based awards, net of withholding taxes	—	—	—	—	—	(2,540)	—	—	—	(2,540)	1,298	(1,242)
Adjustment of noncontrolling interests to redemption amount	(650)	—	—	—	—	650	—	—	—	650	—	650
Adjustment to the liquidation value of Vivian Health preferred shares	—	—	—	—	—	1,027	—	—	—	1,027	(1,027)	—
Other	(244)	—	—	—	—	(18)	—	—	33	15	—	15
Balance at September 30, 2023	$33,408	$8	84,408	$1	5,789	$6,326,651	$(326,827)	$(6,579)	$(252,469)	$5,740,785	$671,704	$6,412,489

Balance at December 31, 2022	$27,235	$8	84,184	$1	5,789	$6,295,080	$(265,019)	$(13,133)	$(85,323)	$5,931,614	$640,920	$6,572,534
Net loss	(1,018)	—	—	—	—	—	(61,808)	—	—	(61,808)	(5,507)	(67,315)
Other comprehensive income, net of income taxes	—	—	—	—	—	—	—	6,552	—	6,552	36	6,588
Stock-based compensation expense	—	—	—	—	—	54,348	—	—	—	54,348	37,242	91,590
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	—	224	—	—	(7,658)	—	—	—	(7,658)	—	(7,658)
Issuance of Angi Inc. common stock pursuant to stock-based awards, net of withholding taxes	—	—	—	—	—	(9,114)	—	2	—	(9,112)	3,757	(5,355)
Purchase of IAC treasury stock	—	—	—	—	—	—	—	—	(167,146)	(167,146)	—	(167,146)
Purchase of Angi Inc. treasury stock	—	—	—	—	—	(3,397)	—	—	—	(3,397)	—	(3,397)
Adjustment of noncontrolling interests to redemption amount	7,439	—	—	—	—	(7,439)	—	—	—	(7,439)	—	(7,439)
Adjustment to the liquidation value of Vivian Health preferred shares	—	—	—	—	—	4,716	—	—	—	4,716	(4,716)	—
Other	(248)	—	—	—	—	115	—	—	—	115	(28)	87
Balance at September 30, 2023	$33,408	$8	84,408	$1	5,789	$6,326,651	$(326,827)	$(6,579)	$(252,469)	$5,740,785	$671,704	$6,412,489

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
	(In thousands)
Cash flows from operating activities:
Net loss	$(333,940)	$(68,333)
Adjustments to reconcile net loss to net cash provided by operating activities:
Unrealized loss (gain) on investment in MGM Resorts International	361,805	(209,057)
Amortization of intangibles	109,793	170,162
Depreciation	96,466	136,231
Stock-based compensation expense	86,237	88,096
Provision for credit losses	45,991	71,294
Non-cash lease expense (including right-of-use asset impairments)	42,564	85,647
Deferred income taxes	(109,937)	(17,583)
Unrealized (increase) decrease in the estimated fair value of a warrant	(20,393)	1,274
Gains on sales of businesses and investments in equity securities (including downward and upward adjustments), net	(16,530)	(2,521)
Goodwill impairment	—	9,000
Other adjustments, net	(6,364)	(7,521)
Changes in assets and liabilities, net of effects of dispositions:
Accounts receivable	8,869	7,122
Other assets	88,269	10,017
Operating lease liabilities	(51,821)	(56,440)
Accounts payable and other liabilities	(58,855)	(82,745)
Income taxes payable and receivable	(3,257)	(687)
Deferred revenue	5,528	8,688
Net cash provided by operating activities	244,425	142,644
Cash flows from investing activities:
Capital expenditures	(47,304)	(126,558)
Net proceeds from sales of assets	12,751	28,973
Proceeds from maturities of marketable debt securities	350,000	387,500
Purchases of marketable debt securities	(221,788)	(320,110)
Net proceeds from the sales of businesses and investments	173,556	9,186
Purchase of retirement investment fund	(15,253)	—
Proceeds from the sale of retirement investment fund	2,326	—
Decrease in notes receivable	10,083	11,297
Purchases of investments	—	(103,555)
Other, net	220	9,902
Net cash provided by (used in) investing activities	264,591	(103,365)
Cash flows from financing activities:
Principal payments on Dotdash Meredith Term Loans	(22,500)	(22,500)
Withholding taxes paid on behalf of IAC employees on net settled stock-based awards	(14,616)	(8,336)
Withholding taxes paid on behalf of Angi Inc. employees on net settled stock-based awards	(5,652)	(4,780)
Purchases of Angi Inc. treasury stock	(25,675)	(3,397)
Purchases of IAC treasury stock	—	(165,622)
Purchase of noncontrolling interests	(16,019)	—
Other, net	(230)	37
Net cash used in financing activities	(84,692)	(204,598)
Total cash provided (used)	424,324	(165,319)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	530	48
Net increase (decrease) in cash and cash equivalents and restricted cash	424,854	(165,271)
Cash and cash equivalents and restricted cash at beginning of period	1,306,241	1,426,069
Cash and cash equivalents and restricted cash at end of period	$1,731,095	$1,260,798
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
IAC today is comprised of category leading businesses, including Dotdash Meredith, Angi Inc. ("Angi") and Care.com, as well as others ranging from early stage to established businesses.
As used herein, “IAC,” the “Company,” “we,” “our,” “us” and other similar terms refer to IAC Inc. and its subsidiaries (unless the context requires otherwise).
Total Home Roofing, LLC Sale
On November 1, 2023, Angi completed the sale of 100% of its wholly-owned subsidiary, Total Home Roofing, LLC ("Roofing"), and has reflected it as a discontinued operation in its standalone financial statements. Roofing does not meet the threshold to be reflected as a discontinued operation at the IAC level. During the fourth quarter of 2023, IAC moved Roofing to Emerging & Other and prior period financial information has been recast to conform to this presentation. Following IAC's move of Roofing to Emerging & Other, Angi has three operating segments: (i) Ads and Leads, (ii) Services and (iii) International (includes Europe and Canada).
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

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Interest Rate Swaps
In March 2023, Dotdash Meredith entered into interest rate swaps for a total notional amount of $350 million, which synthetically converted a portion of the Dotdash Meredith Term Loan B due December 1, 2028 ("Dotdash Meredith Term Loan B") from a variable rate to a fixed rate to manage interest rate risk exposure for the period commencing April 3, 2023 and ending April 1, 2027. Dotdash Meredith designated the interest rate swaps as cash flow hedges and applies hedge accounting to these contracts in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 815, Derivatives and Hedging. As cash flow hedges, the interest rate swaps are recognized at fair value on the balance sheet as either assets or liabilities, with the changes in fair value recorded in "Accumulated other comprehensive loss" in the balance sheet and reclassified into “Interest expense” in the statement of operations in the periods in which the interest rate swaps affect earnings. Dotdash Meredith assessed hedge effectiveness at the time of entering into these agreements and determined these interest rate swaps are expected to be highly effective. Dotdash Meredith evaluates the hedge effectiveness of the interest rate swaps quarterly, or more frequently, if necessary, by verifying (i) that the critical terms of the interest rate swaps continue to match the critical terms of the hedged interest payments and (ii) that it is probable the counterparties will not default. If the two requirements are met, the interest rate swaps are determined to be effective and all changes in the fair value of the interest rate swaps are recorded in "Accumulated other comprehensive loss." The cash flows related to interest settlements of the hedged monthly interest payments are classified as operating activities in the statement of cash flows, consistent with the interest expense on the related Dotdash Meredith Term Loan B. See "Note 3—Long-term Debt" for additional information.
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
Deferred Revenue
Deferred revenue consists of payments that are received or are contractually due in advance of the Company's performance obligation. The Company’s deferred revenue is reported on a contract-by-contract basis at the end of each reporting period. The Company classifies deferred revenue as current when the remaining term or expected completion of its performance obligation is one year or less. The current and non-current deferred revenue balances were $117.0 million and $0.1 million, respectively, at September 30, 2024, and $143.4 million and $0.1 million, respectively, at December 31, 2023. During the nine months ended September 30, 2024, the Company recognized $108.3 million of revenue that was included in the deferred revenue balance at December 31, 2023. The change in the deferred revenue balance from December 31, 2023 to September 30, 2024 also reflects the reduction of $33.2 million related to the sale of Mosaic Group in the first quarter of 2024. During the nine months ended September 30, 2023, the Company recognized $147.8 million of revenue that was included in the deferred revenue balance at December 31, 2022. The current and non-current deferred revenue balances were $157.1 million and $0.2 million, respectively, at December 31, 2022. Non-current deferred revenue is included in "Other long-term liabilities" in the balance sheet.

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
For the three and nine months ended September 30, 2024, total revenue earned from Google was $116.6 million and $374.5 million, respectively, representing 12% and 13%, respectively, of the Company's revenue. The total revenue earned from the Services Agreement for the three and nine months ended September 30, 2024 was $86.0 million and $287.3 million, respectively, representing 9% and 10%, respectively, of the Company's total revenue. For the three and nine months ended September 30, 2023, total revenue earned from Google was $180.3 million and $551.0 million, respectively, representing 16% and 17%, respectively, of the Company's revenue. The total revenue earned from the Services Agreement for the three and nine months ended September 30, 2023 was $149.4 million and $452.7 million, respectively, representing 13% and 14%, respectively, of the Company's total revenue. The related accounts receivable totaled $43.4 million and $52.2 million at September 30, 2024 and December 31, 2023, respectively.
The revenue attributable to the Services Agreement is earned by Ask Media Group and the Desktop business, which comprise the Search segment. For the three and nine months ended September 30, 2024, revenue earned from the Services Agreement was $70.9 million and $238.1 million, respectively, within Ask Media Group and $15.0 million and $49.2 million, respectively, within the Desktop business. For the three and nine months ended September 30, 2023, revenue earned from the Services Agreement was $131.9 million and $398.3 million, respectively, within Ask Media Group and $17.5 million and $54.4 million, respectively, within the Desktop business.
The Services Agreement requires that the Company comply with certain guidelines promulgated by Google. Google may generally unilaterally update its policies and guidelines without advance notice. These updates may be specific to the Services Agreement or could be more general and thereby impact the Company as well as other companies. These policy and guideline updates have in the past (and could in the future) require modifications to, or prohibit and/or render obsolete certain of our products, services and/or business practices, which have negatively impacted revenue and been costly to address (and could in the future), which have had and could have an adverse effect on our business, financial condition and results of operations.
Recent Accounting Pronouncements
Recent Accounting Pronouncements Adopted by the Company
There were no recently issued accounting pronouncements adopted by the Company during the nine months ended September 30, 2024.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Recent Accounting Pronouncements Not Yet Adopted by the Company
Accounting Standards Update ("ASU") No. 2023-07—Segment Reporting (Topic 280)—Improvements to Reportable Segment Disclosures
In November 2023, the FASB issued ASU No. 2023-07, which is intended to provide users of financial statements with more decision-useful information about reportable segments of a public business entity, primarily through enhanced disclosures of significant segment expenses. This ASU requires annual and interim disclosures of significant expenses that are regularly provided to the chief operating decision maker ("CODM") and included within each reported measure of segment profit or loss and an amount and description of its composition of other segment items. The provisions of this ASU also require entities to include all annual disclosures required by Topic 280 in the interim periods and permits entities to include multiple measures of a segment's profit or loss if such measures are used by the CODM to assess segment performance and determine allocation of resources, provided that at least one of those measures is determined in a way that is consistent with the measurement principles under GAAP. The amendments in ASU No. 2023-07 apply retrospectively and are effective for fiscal years beginning after December 15, 2023 and interim periods after December 15, 2024, early adoption is permitted. The Company, as required, will adopt ASU No. 2023-07 in its financial statements for the year ending December 31, 2024. ASU No. 2023-07 will not impact the Company's results of operations, financial condition or cash flows. The Company is assessing the form and content of the disclosure of its significant segment expenses as required by ASU No. 2023-07.
ASU No. 2023-09—Income Taxes (Topic 740)—Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU No. 2023-09, which establishes required categories and a quantitative threshold to the annual tabular rate reconciliation disclosure and disaggregated jurisdictional disclosures of income taxes paid. The guidance's annual requirements are effective for the Company beginning with the December 31, 2025 reporting period. Early adoption is permitted and prospective disclosure should be applied. However, retrospective disclosure is permitted. The Company is currently assessing ASU No. 2023-09 and its impact on its income tax disclosures; ASU No. 2023-09 does not impact the Company's results of operations, financial condition or cash flows. The Company does not plan to early adopt ASU No. 2023-09.
ASU No. 2024-03—Income Statement-Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40)—Disaggregation of Income Statement Expenses
In November 2024, the FASB issued ASU No. 2024-03, which is intended to provide users of financial statements with more decision-useful information about expenses of a public business entity, primarily through enhanced disclosures of certain components of expenses commonly presented within captions on the statement of operations, such as purchases of inventory, employee compensation, depreciation and amortization, as well as a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. ASU No. 2024-03 also requires disclosure of the total amount of selling expenses and, in annual reporting periods, the definition of selling expenses. ASU No. 2024-03 is effective for fiscal years beginning after December 15, 2026 and for interim periods beginning after December 15, 2027. Early adoption is permitted and may be applied either prospectively or retrospectively. The Company is currently assessing ASU No. 2024-03 and its impact on its disclosures; ASU No. 2024-03 does not impact the Company's results of operations, financial condition or cash flows.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 2—FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
Marketable Securities
At September 30, 2024 and December 31, 2023, the fair value of marketable securities are as follows:

	September 30, 2024	December 31, 2023
	(In thousands)
Available-for-sale marketable debt securities	$24,947	$148,998
Total marketable securities	$24,947	$148,998
Marketable securities are carried at fair value. The Company has no investments in marketable equity securities, following the change in classification of its investment in MGM Resorts International ("MGM") to an equity method investment in the fourth quarter of 2023, described below. Prior to the fourth quarter of 2023, the Company had two investments in marketable equity securities, other than its investment in MGM, including one investment that was fully impaired in the first quarter of 2023 due to the investee declaring bankruptcy and another investment that was sold in the third quarter of 2023, resulting in a net pre-tax gain of $0.1 million. The Company recorded a net unrealized pre-tax loss of $0.3 million during the nine months ended September 30, 2023 for these investments. The realized and unrealized pre-tax gain and loss related to these investments are included in "Other income, net" in the statement of operations.
At September 30, 2024 and December 31, 2023, current available-for-sale marketable debt securities are as follows:

	September 30, 2024				December 31, 2023
	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Treasury bills	$24,942	$5	$—	$24,947	$148,971	$27	$—	$148,998
Total available-for-sale marketable debt securities	$24,942	$5	$—	$24,947	$148,971	$27	$—	$148,998
The contractual maturities of debt securities classified as current available-for-sale at September 30, 2024 and December 31, 2023 were within one year. There were no investments in available-for-sale marketable debt securities that had been in a continuous unrealized loss position for longer than twelve months at September 30, 2024 and December 31, 2023.
Investment in MGM Resorts International

	September 30, 2024	December 31, 2023
	(In thousands)
Investment in MGM	$2,530,045	$2,891,850

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
At September 30, 2024, the Company owns 64.7 million common shares of MGM, which represents 21.8% of MGM's common shares outstanding. During the fourth quarter of 2023, due to MGM's ongoing share repurchase program, which passively increased the Company's ownership interest, the Company determined that the equity method of accounting applied and elected to account for its investment in MGM pursuant to the fair value option. Prior to the fourth quarter of 2023, the Company's investment in MGM was accounted for as an equity security with a readily determinable fair value, with changes in fair value recognized through income each period. Since the Company has always marked its investment in MGM to fair value through income each period the election of the fair value option results in no change from its historical accounting for this investment. The fair value of the investment in MGM is remeasured each reporting period based upon MGM's closing stock price on the New York Stock Exchange on the last trading day in the reporting period and any unrealized pre-tax gains or losses are included in the statement of operations. For the three and nine months ended September 30, 2024, the Company recorded unrealized pre-tax losses on its investment in MGM of $346.3 million and $361.8 million, respectively. For the three and nine months ended September 30, 2023, the Company recorded an unrealized pre-tax loss and gain on its investment of MGM of $463.4 million and $209.1 million, respectively. The cumulative unrealized net pre-tax gain through September 30, 2024 is $1.3 billion. A $2.00 increase or decrease in the share price of MGM would result in an unrealized gain or loss, respectively, of $129.4 million. At November 8, 2024, the fair value of the Company's investment in MGM was $2.4 billion.
The following table presents MGM's summarized financial information for the nine months ended September 30, 2024. As noted above, the Company has elected to account for its investment in MGM pursuant to the fair value option. By electing the fair value option, the Company’s investment in MGM is remeasured each reporting period with any changes recognized through income based on MGM’s closing stock price. As a result, the value of our investment and the financial impacts in any given period are not necessarily correlated with the income statement information presented below.

Nine Months Ended September 30, 2024
(In thousands)
Revenues	$12,893,983
Expenses	$11,643,773
Net income	$826,692
Net income attributable to MGM	$589,126
Long-term Investments
Long-term investments consist of:

	September 30, 2024	December 31, 2023
	(In thousands)
Equity securities without readily determinable fair values	$447,771	$404,848
Other	—	6,368
Total long-term investments	$447,771	$411,216

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Equity Securities without Readily Determinable Fair Values
The following tables present a summary of unrealized pre-tax gains and losses recorded in "Other income, net" in the statement of operations as adjustments to the carrying value of equity securities without readily determinable fair values held at September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Upward adjustments (gross unrealized pre-tax gains)	$1,901	$—	$1,901	$2,227
Downward adjustments including impairments (gross unrealized pre-tax losses)	(17,061)	—	(24,928)	(373)
Total	$(15,160)	$—	$(23,027)	$1,854
The cumulative upward and downward adjustments (including impairments) to the carrying value of equity securities without readily determinable fair values held at September 30, 2024 were $31.4 million and $150.8 million, respectively.
Realized and unrealized pre-tax gains and losses for the Company's investments without readily determinable fair values for the three and nine months ended September 30, 2024 and 2023 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Realized pre-tax gains (losses), net, for equity securities sold	$3,361	$(109)	$7,777	$69
Unrealized pre-tax (losses) gains, net, on equity securities held	(15,160)	—	(23,027)	1,854
Total pre-tax (losses) gains, net recognized	$(11,799)	$(109)	$(15,250)	$1,923
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

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following tables present the Company's financial instruments that are measured at fair value on a recurring basis:

	September 30, 2024
	Level 1	Level 2	Level 3	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$1,322,218	$—	$—	$1,322,218
Treasury bills	—	74,980	—	74,980
Time deposits	—	16,203	—	16,203
Marketable securities:
Treasury bills	—	24,947	—	24,947
Investment in MGM	2,530,045	—	—	2,530,045
Other non-current assets:
Retirement investment fund(a)	—	12,955	—	12,955
Total	$3,852,263	$129,085	$—	$3,981,348

Liabilities:
Other long-term liabilities:
Interest rate swaps(b)	$—	$(3,766)	$—	$(3,766)
_____________________
(a)    See "Note 6—Pension and Postretirement Benefit Plans" for additional information.
(b)    Interest rate swaps relate to the $350 million notional amount entered into to hedge Dotdash Meredith's Term Loan B. See "Note 1—The Company and Summary of Significant Accounting Policies" and "Note 3—Long-term Debt" for additional information. The fair value of interest rate swaps was determined using discounted cash flows derived from observable market prices, including swap curves, which are Level 2 inputs.

	December 31, 2023
	Level 1	Level 2	Level 3	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$910,849	$—	$—	$910,849
Treasury bills	—	87,251	—	87,251
Time deposits	—	19,497	—	19,497
Marketable securities:
Treasury bills	—	148,998	—	148,998
Investment in MGM	2,891,851	—	—	2,891,851
Other non-current assets:
Warrant	—	—	49,631	49,631
Total	$3,802,700	$255,746	$49,631	$4,108,077

Liabilities:
Other long-term liabilities:
Interest rate swaps(b)	$—	$(907)	$—	$(907)

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following tables present the changes in the Company's financial instruments that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended September 30,
	2024	2023
	Warrant
	(In thousands)
Balance at July 1	$70,024	$39,068
Total net gains:
Fair value adjustments included in earnings	—	6,457
Settlements	(70,024)	—
Balance at September 30	$—	$45,525

	Nine Months Ended September 30,
	2024	2023
	Warrant

Balance at January 1	$49,631	$46,799
Total net gains (losses):
Fair value adjustments included in earnings	20,393	(1,274)
Settlements	(70,024)	—
Balance at September 30	$—	$45,525
Warrant
The Company owns preferred shares of Turo Inc. ("Turo"), a peer-to-peer car sharing marketplace, which are accounted for as an equity security without a readily determinable fair value, as the preferred shares are not common stock equivalents. As part of the Company's original investment in Turo preferred shares, the Company received a warrant that was recorded at fair value each reporting period with any change in fair value included in "Other income, net" in the statement of operations. The warrant was measured using significant unobservable inputs and classified in the fair value hierarchy table as Level 3. The Company net settled its Turo warrant on July 23, 2024 (the warrant expiration date) for 4.5 million shares of Series E-2 preferred stock and the fair value of the warrant of $70.0 million was reclassified to equity securities without readily determinable fair values. The Company had measured this warrant at fair value at June 30, 2024 using the settlement value of the shares received pursuant to its net exercise on July 23, 2024. For the periods prior to the settlement, the warrant was included in "Other non-current assets" in the balance sheet.
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
Goodwill
During the third quarter of 2023, the Company reassessed the fair value of the Mosaic Group reporting unit (included in the Emerging & Other segment prior to the sale of its assets on February 15, 2024) and recorded a goodwill impairment of $9.0 million, as a result of the projected reduction in future revenue and profits from the business and lower trading multiples of a selected peer group of companies.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Intangible Asset
During the third quarter of 2023, the Company determined that a projected reduction in future revenue related to a certain indefinite-lived trade name intangible asset in the Dotdash Meredith Digital segment was an indicator of possible impairment. Following the identification of the indicator, the Company updated its calculation of the fair value of the indefinite-lived intangible asset and recorded an impairment of $7.6 million. The impairment of indefinite-lived intangible assets is included in “Amortization of intangibles” in the statement of operations. The Company determines the fair value of indefinite-lived intangible assets using an avoided royalty discounted cash flow ("DCF") valuation analysis.

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
Financial instruments measured at fair value only for disclosure purposes
The total fair value of the outstanding long-term debt, including the current portion, is estimated using observable market prices or indices for similar liabilities, which are Level 2 inputs, and was approximately $1.98 billion and $1.95 billion at September 30, 2024 and December 31, 2023, respectively.
NOTE 3—LONG-TERM DEBT
Long-term debt consists of:

	September 30, 2024	December 31, 2023
	(In thousands)
Dotdash Meredith Debt
Dotdash Meredith Term Loan A ("Dotdash Meredith Term Loan A") due December 1, 2026	$301,875	$315,000
Dotdash Meredith Term Loan B ("Dotdash Meredith Term Loan B") due December 1, 2028	1,215,625	1,225,000
Total Dotdash Meredith long-term debt	1,517,500	1,540,000
Less: current portion of Dotdash Meredith long-term debt	43,125	30,000
Less: original issue discount	3,833	4,470
Less: unamortized debt issuance costs	7,091	8,423
Total Dotdash Meredith long-term debt, net	1,463,451	1,497,107

ANGI Group Debt
3.875% ANGI Group Senior Notes due August 15, 2028 ("ANGI Group Senior Notes"); interest payable each February 15 and August 15	500,000	500,000
Less: unamortized debt issuance costs	3,361	3,953
Total ANGI Group long-term debt, net	496,639	496,047

Total long-term debt, net	$1,960,090	$1,993,154

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Dotdash Meredith Term Loans and Dotdash Meredith Revolving Facility
On December 1, 2021, Dotdash Meredith entered into a credit agreement ("Dotdash Meredith Credit Agreement"), which provides for (i) the five-year $350 million Dotdash Meredith Term Loan A due December 1, 2026 ("Dotdash Meredith Term Loan A"), (ii) the seven-year $1.25 billion Dotdash Meredith Term Loan B (together with the Dotdash Meredith Term Loan A, the "Dotdash Meredith Term Loans") and (iii) a five-year $150 million revolving credit facility ("Dotdash Meredith Revolving Facility"). The Dotdash Meredith Term Loan A bears interest at an adjusted term secured overnight financing rate ("Adjusted Term SOFR") as defined in the Dotdash Meredith Credit Agreement plus an applicable margin depending on Dotdash Meredith's most recently reported consolidated net leverage ratio, as defined in the Dotdash Meredith Credit Agreement. The adjustment to the secured overnight financing rate is fixed at 0.10% for the Dotdash Meredith Term Loan A. The Dotdash Meredith Term Loan B has a varying adjustment of 0.10%, 0.15% or 0.25% based upon the duration of the borrowing period. At September 30, 2024 and December 31, 2023, the Dotdash Meredith Term Loan A bore interest at Adjusted Term SOFR plus 2.25%, or 7.68% and 7.69%, respectively, and the Dotdash Meredith Term Loan B bore interest at Adjusted Term SOFR, subject to a minimum of 0.50%, plus 4.00%, or 9.30% and 9.44%, respectively. Interest payments are due at least quarterly through the terms of the Dotdash Meredith Term Loans.
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
The interest rate swaps are expected to be highly effective. See "Note 4—Accumulated Other Comprehensive Loss" for the net unrealized gains and losses before reclassifications in "Accumulated other comprehensive loss" and realized gains reclassified into "Interest expense" for the three and nine months ended September 30, 2024 and 2023. At September 30, 2024, less than $0.1 million is expected to be reclassified into interest expense within the next twelve months as net realized losses.

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
There were no outstanding borrowings under the Dotdash Meredith Revolving Facility at September 30, 2024 and December 31, 2023. The annual commitment fee on undrawn funds is based on Dotdash Meredith's consolidated net leverage ratio, as defined in the Dotdash Meredith Credit Agreement, most recently reported and was 40 basis points at both September 30, 2024 and December 31, 2023. Any borrowings under the Dotdash Meredith Revolving Facility would bear interest, at Dotdash Meredith's option, at either a base rate or Adjusted Term SOFR, plus an applicable margin, which is based on Dotdash Meredith's consolidated net leverage ratio.
As of the last day of any calendar quarter, if either (i) $1.00 or more of loans under the Dotdash Meredith Revolving Facility or Dotdash Meredith Term Loan A are outstanding, or (ii) the outstanding face amount of undrawn letters of credit, other than cash collateralized letters of credit at 102% of face value, exceeds $25 million, subject to certain increases for qualifying material acquisitions, then Dotdash Meredith will not permit the consolidated net leverage ratio, which permits netting of up to $250 million in cash and cash equivalents, as of the last day of such quarter to exceed 5.5 to 1.0. This ratio was not exceeded for both test periods ended September 30, 2024 and December 31, 2023. The Dotdash Meredith Credit Agreement also contains covenants that would limit Dotdash Meredith’s ability to pay dividends, incur incremental secured indebtedness, or make distributions or certain investments in the event a default has occurred or if Dotdash Meredith’s consolidated net leverage ratio exceeds 4.0 to 1.0, subject to certain available amounts as defined in the Dotdash Meredith Credit Agreement. This ratio was exceeded for both test periods ended September 30, 2024 and December 31, 2023.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The Dotdash Meredith Credit Agreement also permits the Company to, among other things, contribute cash to Dotdash Meredith which will provide additional liquidity to ensure that Dotdash Meredith does not exceed certain consolidated net leverage ratios for any test period, as further defined in the Dotdash Meredith Credit Agreement. In connection with these capital contributions, Dotdash Meredith may make distributions to the Company in amounts not more than any such capital contributions, provided that no default has occurred and is continuing. Such capital contributions and subsequent distributions impact the consolidated net leverage ratios of Dotdash Meredith, however, absent these contributions, Dotdash Meredith's consolidated net leverage ratio would not have exceeded 5.5 to 1.0. During the three and nine months ended September 30, 2024, the Company contributed $20 million and $125 million, respectively, to Dotdash Meredith, following which Dotdash Meredith distributed $20 million in October 2024 back to the Company. During the three and nine months ended September 30, 2024, Dotdash Meredith distributed back to the Company $50 million and $210 million, respectively, including $105 million in January 2024 related to the Company's contribution in December 2023. During the three and nine months ended September 30, 2023, the Company contributed $125 million and $405 million, respectively, to Dotdash Meredith, and Dotdash Meredith distributed back to the Company $130 million and $280 million, respectively.

The obligations under the Dotdash Meredith Credit Agreement are guaranteed by certain of Dotdash Meredith's wholly-owned subsidiaries and are secured by substantially all of the assets of Dotdash Meredith and certain of its subsidiaries.
ANGI Group Debt
ANGI Group, LLC ("ANGI Group"), a direct wholly-owned subsidiary of Angi, issued the ANGI Group Senior Notes on August 20, 2020. These notes may be redeemed at the redemption prices, plus accrued and unpaid interest thereon, if any, as set forth in the indenture governing the notes.
The indenture governing the ANGI Group Senior Notes contains a covenant that would limit ANGI Group’s ability to incur liens for borrowed money in the event a default has occurred or ANGI Group’s secured leverage ratio exceeds 3.75 to 1.0 provided that ANGI Group is permitted to incur such liens under certain permitted credit facilities indebtedness notwithstanding the ratio, all as defined in the indenture. At September 30, 2024 and December 31, 2023, there were no limitations pursuant thereto.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 4—ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables present the components of accumulated other comprehensive loss, net of income tax.

	Three Months Ended September 30, 2024
	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) On Interest Rate Swaps	Unrealized Gains On Available-For-Sale Marketable Debt Securities	Accumulated Other Comprehensive Loss
	(In thousands)
Balance at July 1	$(10,048)	$3,575	$—	$(6,473)
Other comprehensive income (loss) before reclassifications	3,317	(5,136)	3	(1,816)
Amounts reclassified to earnings	—	(1,326)	—	(1,326)
Net current period other comprehensive income (loss)	3,317	(6,462)	3	(3,142)
Accumulated other comprehensive loss allocated to noncontrolling interests during the period	7	—	—	7
Balance at September 30	$(6,724)	$(2,887)	$3	$(9,608)

	Three Months Ended September 30, 2023
	Foreign Currency Translation Adjustment	Unrealized Gains On Interest Rate Swaps	Unrealized Gains On Available-For-Sale Marketable Debt Securities	Accumulated Other Comprehensive (Loss) Income
	(In thousands)
Balance at July 1	$(10,272)	$3,352	$16	$(6,904)
Other comprehensive (loss) income before reclassifications	(2,530)	4,140	—	1,610
Amounts reclassified to earnings	—	(1,285)	—	(1,285)
Net current period other comprehensive (loss) income	(2,530)	2,855	—	325
Balance at September 30	$(12,802)	$6,207	$16	$(6,579)

	Nine Months Ended September 30, 2024
	Foreign Currency Translation Adjustment	Unrealized Losses On Interest Rate Swaps	Unrealized Gains On Available-For-Sale Marketable Debt Securities	Accumulated Other Comprehensive (Loss) Income
	(In thousands)
Balance at January 1	$(10,266)	$(696)	$20	$(10,942)
Other comprehensive income (loss) before reclassifications	2,104	1,810	(17)	3,897
Amounts reclassified to earnings	1,427	(4,001)	—	(2,574)
Net current period other comprehensive income (loss)	3,531	(2,191)	(17)	1,323
Accumulated other comprehensive loss allocated to noncontrolling interests during the period	11	—	—	11
Balance at September 30	$(6,724)	$(2,887)	$3	$(9,608)

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Nine Months Ended September 30, 2023
	Foreign Currency Translation Adjustment	Unrealized Gains On Interest Rate Swaps	Unrealized Gains (Losses) On Available-For-Sale Marketable Debt Securities	Accumulated Other Comprehensive (Loss) Income
	(In thousands)
Balance at January 1	$(13,186)	$—	$53	$(13,133)
Other comprehensive income (loss) before reclassifications	382	8,512	(37)	8,857
Amounts reclassified to earnings	—	(2,305)	—	(2,305)
Net current period other comprehensive income (loss)	382	6,207	(37)	6,552
Accumulated other comprehensive loss allocated to noncontrolling interests during the period	2	—	—	2
Balance at September 30	$(12,802)	$6,207	$16	$(6,579)
The amounts reclassified out of foreign currency translation adjustment into earnings for the nine months ended September 30, 2024 relate to the substantial liquidation of certain international subsidiaries.
At September 30, 2024 and 2023, there was a deferred income tax benefit of $0.9 million and a deferred income tax provision of $1.9 million, respectively, related to unrealized losses and gains on interest rate swaps. At both September 30, 2024 and 2023, there was a deferred income tax provision of less than $0.1 million related to net unrealized gains on available-for-sale marketable debt securities.
NOTE 5—SEGMENT INFORMATION
Our reportable segments currently consist of Dotdash Meredith (Digital and Print), Angi (Ads and Leads, Services and International) and Search. Our CODM regularly reviews certain financial information by operating segment to determine allocation of resources and assess its performance. Segment profitability is determined by and presented on an Adjusted EBITDA basis consistent with the CODM’s view of profitability of its businesses, which excludes certain expenses that are required in accordance with GAAP. While not considered a reportable segment, Emerging & Other comprises various operating segments that do not meet the quantitative thresholds that require presentation as separate reportable segments.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table presents revenue by reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Revenue
Dotdash Meredith
Digital	$246,431	$212,050	$693,836	$608,819
Print	198,515	211,259	576,096	625,046
Intersegment eliminations(a)	(5,483)	(5,852)	(14,768)	(14,828)
Total Dotdash Meredith	439,463	417,457	1,255,164	1,219,037
Angi
Domestic:
Ads and Leads	241,231	291,993	748,128	877,986
Services	23,702	29,964	68,748	91,890
Total Domestic	264,933	321,957	816,876	969,876
International	31,786	29,274	100,367	88,439
Total Angi	296,719	351,231	917,243	1,058,315
Search	88,284	166,068	298,513	495,579
Emerging & Other	114,311	179,825	348,388	544,613
Intersegment eliminations(b)	(58)	(3,240)	(1,382)	(10,343)
Total	$938,719	$1,111,341	$2,817,926	$3,307,201
_____________________
(a)    Intersegment eliminations primarily relate to Digital performance marketing commissions earned for the placement of magazine subscriptions for Print.
(b)    Intersegment eliminations primarily relate to advertising sold by Dotdash Meredith to other IAC owned businesses for the nine months ended September 30, 2024 and the three and nine months ended September 30, 2023, and Ads and Leads revenue earned from sales to Roofing within Emerging & Other, prior to its sale on November 1, 2023.
The following table presents the revenue of the Company's reportable segments disaggregated by type of service:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Dotdash Meredith
Digital:
Advertising revenue	$165,562	$131,204	$451,890	$375,268
Performance marketing revenue	52,324	56,436	157,410	160,001
Licensing and other revenue	28,545	24,410	84,536	73,550
Total Digital revenue	246,431	212,050	693,836	608,819
Print:
Subscription revenue	81,195	86,195	235,301	247,864
Advertising revenue	47,105	53,064	134,714	158,401
Project and other revenue	37,380	32,538	103,924	96,213
Newsstand revenue	25,706	29,679	76,124	89,099
Performance marketing revenue	7,129	9,783	26,033	33,469
Total Print revenue	198,515	211,259	576,096	625,046

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Intersegment eliminations(a)	(5,483)	(5,852)	(14,768)	(14,828)
Total Dotdash Meredith revenue	$439,463	$417,457	$1,255,164	$1,219,037

Angi
Domestic:
Ads and Leads:
Consumer connection revenue	$151,893	$203,579	$480,048	$625,527
Advertising revenue	78,782	75,074	234,228	212,302
Membership subscription revenue	10,452	13,167	33,491	39,597
Other revenue	104	173	361	560
Total Ads and Leads revenue	241,231	291,993	748,128	877,986
Services revenue	23,702	29,964	68,748	91,890
Total Domestic revenue	264,933	321,957	816,876	969,876
International:
Consumer connection revenue	26,024	23,144	82,711	71,260
Membership subscription revenue	5,562	6,023	16,891	16,834
Advertising and other revenue	200	107	765	345
Total International revenue	31,786	29,274	100,367	88,439
Total Angi revenue	$296,719	$351,231	$917,243	$1,058,315

Search
Advertising revenue:
Google advertising revenue	$86,191	$151,993	$288,598	$459,012
Non-Google advertising revenue	1,745	13,505	8,681	34,575
Total advertising revenue	87,936	165,498	297,279	493,587
Other revenue	348	570	1,234	1,992
Total Search revenue	$88,284	$166,068	$298,513	$495,579

Emerging & Other
Marketplace revenue	$62,718	$63,566	$173,060	$172,233
Subscription revenue	45,039	86,703	155,327	259,022
Media production and distribution revenue	1,266	4,007	7,544	14,732
Roofing revenue	—	21,400	—	84,254
Advertising revenue:
Non-Google advertising revenue	1,312	3,066	5,776	9,423
Google advertising revenue	215	163	625	698
Total advertising revenue	1,527	3,229	6,401	10,121
Service and other revenue	3,761	920	6,056	4,251
Total Emerging & Other revenue	$114,311	$179,825	$348,388	$544,613

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Revenue by geography is based on where the customer is located. Geographic information about revenue and long-lived assets is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Revenue:
United States	$840,014	$964,816	$2,483,168	$2,884,539
All other countries	98,705	146,525	334,758	422,662
Total	$938,719	$1,111,341	$2,817,926	$3,307,201

	September 30, 2024	December 31, 2023
	(In thousands)
Long-lived assets (excluding goodwill and intangible assets):
United States	$658,017	$743,914
All other countries	10,057	10,964
Total	$668,074	$754,878
The following tables present operating income (loss) and Adjusted EBITDA by reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Operating income (loss)
Dotdash Meredith
Digital	$30,673	$1,467	$56,518	$(10,361)
Print	7,601	2,003	8,015	(4,697)
Other(c)(d)	(16,213)	(7,043)	(44,963)	(117,569)
Total Dotdash Meredith	22,061	(3,573)	19,570	(132,627)
Angi
Ads and Leads	21,107	8,115	65,734	26,386
Services	(324)	(3,887)	(12,313)	(21,514)
Other(c)	(15,714)	(14,854)	(46,022)	(46,361)
International	2,748	2,764	12,321	7,365
Total Angi	7,817	(7,862)	19,720	(34,124)
Search	2,389	12,011	11,369	36,742
Emerging & Other	13,114	606	(1,341)	14,513
Corporate	(29,055)	(33,919)	(104,169)	(108,310)
Total	$16,326	$(32,737)	$(54,851)	$(223,806)
_____________________
(c)    Other comprises unallocated corporate expenses.
(d)    Dotdash Meredith Other operating loss for the nine months ended September 30, 2023 includes impairment charges of $70.0 million related to unoccupied leased office space and write-offs of certain leasehold improvements and furniture and equipment of $4.2 million, of which $29.6 million is included in "Depreciation" in the statement of operations and, therefore, is excluded from Adjusted EBITDA. Impairment charges related to unoccupied leased office space included in Adjusted EBITDA are $44.7 million for the nine months ended September 30, 2023. See "Note 2—Financial Instruments and Fair Value Measurements" for additional information.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Adjusted EBITDA(e):
Dotdash Meredith
Digital	$66,402	$51,830	$166,807	$127,067
Print	14,613	19,267	30,770	48,011
Other(c)(d)	(12,374)	(2,834)	(32,270)	(75,840)
Total Dotdash Meredith	68,641	68,263	165,307	99,238
Angi
Ads and Leads	42,248	32,198	132,446	100,204
Services	3,883	3,534	5,868	3,066
Other(c)	(14,388)	(11,933)	(40,213)	(37,396)
International	3,666	4,046	15,453	11,237
Total Angi	35,409	27,845	113,554	77,111
Search	2,451	12,033	11,473	36,806
Emerging & Other	15,990	12,987	7,972	33,601
Corporate	(15,134)	(20,754)	(60,661)	(67,073)
Total	$107,357	$100,374	$237,645	$179,683
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

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
We consider operating income (loss) to be the financial measure calculated and presented in accordance with GAAP that is most directly comparable to our segment reporting performance measure, Adjusted EBITDA. The following tables reconcile operating income (loss) for the Company's reportable segments and net loss attributable to IAC shareholders to Adjusted EBITDA:

	Three Months Ended September 30, 2024
	Operating Income (Loss)	Stock-based Compensation Expense	Depreciation	Amortization of Intangibles	Adjusted EBITDA (e)
	(In thousands)
Dotdash Meredith
Digital	$30,673	$2,149	$3,631	$29,949	$66,402
Print	7,601	516	1,411	5,085	14,613
Other(c)	(16,213)	3,167	672	—	(12,374)
Total Dotdash Meredith	22,061	5,832	5,714	35,034	68,641
Angi
Ads and Leads	21,107	7,823	13,318	—	42,248
Services	(324)	730	3,477	—	3,883
Other(c)	(15,714)	1,326	—	—	(14,388)
International	2,748	145	773	—	3,666
Total Angi	7,817	10,024	17,568	—	35,409
Search	2,389	—	62	—	2,451
Emerging & Other	13,114	478	1,077	1,321	15,990
Corporate(f)	(29,055)	11,897	2,024	—	(15,134)
Total	16,326	$28,231	$26,445	$36,355	$107,357
Interest expense	(39,701)
Unrealized loss on investment in MGM Resorts International	(346,272)
Other income, net	16,363
Loss before income taxes	(353,284)
Income tax benefit	115,839
Net loss	(237,445)
Net earnings attributable to noncontrolling interests	(6,274)
Net loss attributable to IAC shareholders	$(243,719)
_____________________
(f)    Includes stock-based compensation expense for stock-based awards granted to employees of Corporate, Search and all Emerging & Other businesses other than Vivian Health in the three and nine months ended September 30, 2024 and 2023. The three and nine months ended September 30, 2023 also excludes stock-based compensation granted to employees of Roofing within Emerging & Other, which was sold on November 1, 2023.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended September 30, 2023
	Operating Income (Loss)	Stock-based Compensation Expense	Depreciation	Amortization of Intangibles	Goodwill Impairment	Adjusted EBITDA (e)
	(In thousands)
Dotdash Meredith
Digital	$1,467	$2,247	$5,169	$42,947	$—	$51,830
Print	2,003	417	3,097	13,750	—	19,267
Other(c)	(7,043)	3,747	462	—	—	(2,834)
Total Dotdash Meredith	(3,573)	6,411	8,728	56,697	—	68,263
Angi
Ads and Leads	8,115	6,082	15,368	2,633	—	32,198
Services	(3,887)	1,096	6,325	—	—	3,534
Other(c)	(14,854)	2,921	—	—	—	(11,933)
International	2,764	482	800	—	—	4,046
Total Angi	(7,862)	10,581	22,493	2,633	—	27,845
Search	12,011	—	22	—	—	12,033
Emerging & Other	606	596	742	2,043	9,000	12,987
Corporate(f)	(33,919)	11,374	1,791	—	—	(20,754)
Total	(32,737)	$28,962	$33,776	$61,373	$9,000	$100,374
Interest expense	(40,157)
Unrealized loss on investment in MGM Resorts International	(463,421)
Other income, net	25,455
Loss before income taxes	(510,860)
Income tax benefit	118,838
Net loss	(392,022)
Net loss attributable to noncontrolling interests	1,484
Net loss attributable to IAC shareholders	$(390,538)

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Nine Months Ended September 30, 2024
	Operating Income (Loss)	Stock-based Compensation Expense	Depreciation	Amortization of Intangibles	Adjusted EBITDA(e)
	(In thousands)
Dotdash Meredith
Digital	$56,518	$7,785	$12,169	$90,335	$166,807
Print	8,015	1,685	5,816	15,254	30,770
Other(c)	(44,963)	10,391	2,302	—	(32,270)
Total Dotdash Meredith	19,570	19,861	20,287	105,589	165,307
Angi
Ads and Leads	65,734	18,284	48,428	—	132,446
Services	(12,313)	3,199	14,982	—	5,868
Other(c)	(46,022)	5,809	—	—	(40,213)
International	12,321	801	2,331	—	15,453
Total Angi	19,720	28,093	65,741	—	113,554
Search	11,369	—	104	—	11,473
Emerging & Other	(1,341)	1,141	3,968	4,204	7,972
Corporate(f)	(104,169)	37,142	6,366	—	(60,661)
Total	(54,851)	$86,237	$96,466	$109,793	$237,645
Interest expense	(118,934)
Unrealized loss on investment in MGM Resorts International	(361,805)
Other income, net	105,861
Loss before income taxes	(429,729)
Income tax benefit	95,789
Net loss	(333,940)
Net earnings attributable to noncontrolling interests	(6,980)
Net loss attributable to IAC shareholders	$(340,920)

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Nine Months Ended September 30, 2023
	Operating (Loss) Income	Stock-based Compensation Expense	Depreciation	Amortization of Intangibles	Goodwill Impairment	Adjusted EBITDA(e)
	(In thousands)
Dotdash Meredith
Digital	$(10,361)	$6,034	$17,745	$113,649	$—	$127,067
Print	(4,697)	939	9,587	42,182	—	48,011
Other(c)(d)	(117,569)	10,099	31,630	—	—	(75,840)
Total Dotdash Meredith	(132,627)	17,072	58,962	155,831	—	99,238
Angi
Ads and Leads	26,386	16,880	48,980	7,958	—	100,204
Services	(21,514)	6,497	18,083	—	—	3,066
Other(c)	(46,361)	8,965	—	—	—	(37,396)
International	7,365	1,248	2,624	—	—	11,237
Total Angi	(34,124)	33,590	69,687	7,958	—	77,111
Search	36,742	—	64	—	—	36,806
Emerging & Other	14,513	1,301	2,414	6,373	9,000	33,601
Corporate(f)	(108,310)	36,133	5,104	—	—	(67,073)
Total	(223,806)	$88,096	$136,231	$170,162	$9,000	$179,683
Interest expense	(117,406)
Unrealized gain on investment in MGM Resorts International	209,057
Other income, net	60,189
Loss before income taxes	(71,966)
Income tax benefit	3,633
Net loss	(68,333)
Net loss attributable to noncontrolling interests	6,525
Net loss attributable to IAC shareholders	$(61,808)

NOTE 6—PENSION AND POSTRETIREMENT BENEFIT PLANS
The following tables present the components of net periodic benefit (credit) cost for the Dotdash Meredith pension and postretirement benefit plans:

	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023
	Pension		Postretirement	Pension		Postretirement
	Domestic	International	Domestic	Domestic	International	Domestic
	(In thousands)
Service cost	$50	$—	$1	$53	$—	$1
Interest cost	289	4,892	51	780	5,033	57
Expected return on plan assets	(181)	(4,891)	—	(550)	(5,026)	—
Actuarial gain recognition	(4,353)	—	—	(1,037)	—	—
Net periodic benefit (credit) cost	$(4,195)	$1	$52	$(754)	$7	$58

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
	Pension		Postretirement	Pension		Postretirement
	Domestic	International	Domestic	Domestic	International	Domestic
	(In thousands)
Service cost	$152	$—	$1	$161	$—	$3
Interest cost	1,760	14,438	154	2,477	14,731	173
Expected return on plan assets	(1,293)	(14,438)	—	(1,684)	(14,713)	—
Actuarial gain recognition	(5,457)	—	—	(1,201)	—	—
Net periodic benefit (credit) cost	$(4,838)	$—	$155	$(247)	$18	$176
The Company froze and terminated the domestic funded pension plan as of December 31, 2022. The last of the required customary regulatory approvals of the termination of this plan was received in February 2024. In connection with the termination of this plan, the liabilities were settled through a combination of (i) lump sum payments to eligible participants who elected to receive them and (ii) the purchase of annuity contracts for participants who either did not elect lump sums or were already receiving benefits. During the third quarter of 2024, the domestic funded pension plan’s remaining assets of $15.3 million were transferred to a suspense account in the trust for the IAC Inc. Retirement Savings Plan (the "IAC Plan"), a qualified retirement plan ("QRP"). In accordance with Internal Revenue Service ("IRS") requirements, assets in the suspense account are to be allocated to active Dotdash Meredith participants in the IAC Plan no less than ratably over a period not to exceed seven years, which may be accelerated. During the third quarter of 2024, Dotdash Meredith made its first asset allocation under the requirements. The assets were transferred to a fund that is considered to be a fair value hierarchy Level 2 investment. The amount transferred to the QRP is reflected as a retirement investment fund in "Other non-current assets" in the balance sheet, and the account is restricted in nature.
The actuarial gain of $4.4 million and $5.5 million for the three and nine months ended September 30, 2024, respectively, primarily relates to the final annuity contract pricing and lump sum payments for the domestic funded pension plan, partially offset by investment performance and plan expenses. The actuarial gain of $1.0 million and $1.2 million for the three and nine months ended September 30, 2023, respectively, primarily relates to updates to participant census data, investment performance and an increase in the discount rate.
The following table summarizes the weighted average expected return on plan assets used to determine the net periodic benefit (credit) cost at September 30, 2024 following the remeasurements, and December 31, 2023, respectively:

	September 30, 2024	December 31, 2023
	Pension
	Domestic	Domestic
Expected return on plan assets	5.22%	4.48%
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
For the three and nine months ended September 30, 2024, the Company recorded an income tax benefit of $115.8 million and $95.8 million, respectively, which represents an effective income tax rate of 33% and 22%, respectively. Following the purchase of the remaining noncontrolling interests of a foreign subsidiary, we reorganized related business operations, which resulted in the release of a valuation allowance for foreign net operating losses in the amount of $31.3 million as a discrete item in the third quarter because we are now forecasting the utilization of the net operating losses within the foreseeable future.
For the three months ended September 30, 2024, the effective income tax rate was higher than the statutory rate of 21% due primarily to the valuation allowance release mentioned above and state taxes. For the nine months ended September 30, 2024, the effective income tax rate was higher than the statutory rate of 21% due primarily to the valuation allowance release mentioned above, research credits and the realization of capital losses, partially offset by nondeductible compensation expense and the nondeductible portion of goodwill in the sale of Mosaic Group. For the three and nine months ended September 30, 2023, the Company recorded an income tax benefit of $118.8 million and $3.6 million, respectively, which represents an effective income tax rate of 23% and 5%, respectively. For the three months ended September 30, 2023, the effective income tax rate was higher than the statutory rate of 21% due primarily to state taxes. For the nine months ended September 30, 2023, the effective income tax rate was lower than the statutory rate of 21% due primarily to non-deductible compensation expense, return to provision adjustments, foreign income taxed at different statutory rates and unconsolidated tax losses, partially offset by research credits and the realization of capital losses.
The Company's income taxes are routinely under audit by federal, state, local and foreign authorities as a result of previously filed separate company and consolidated tax returns for periods prior to the June 30, 2020 separation of IAC from Match Group, Inc. (the "Match Separation") and for its tax returns filed on a standalone basis following the Match Separation. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. The Company is not currently under audit by the IRS. Returns filed in various other jurisdictions are open to examination for tax years beginning with 2014. Income taxes payable include unrecognized tax benefits considered sufficient to pay assessments that may result from the examination of prior year tax returns. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may not accurately anticipate actual outcomes and, therefore, may require periodic adjustment. Although management currently believes changes in unrecognized tax benefits from period to period and differences between amounts paid, if any, upon resolution of issues raised in audits and amounts previously provided will not have a material impact on the liquidity, results of operations, or financial condition of the Company, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future.
The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in the income tax provision. At September 30, 2024 and December 31, 2023, accruals for interest and penalties are not material.
At September 30, 2024 and December 31, 2023, unrecognized tax benefits, including interest and penalties, were $23.3 million and $19.6 million, respectively. Unrecognized tax benefits, including interest and penalties, at September 30, 2024 increased by $3.7 million due primarily to research credits. If unrecognized tax benefits at September 30, 2024 are subsequently recognized, $22.1 million, net of related deferred tax assets and interest, would reduce income tax expense. The comparable amount at December 31, 2023 was $18.6 million. The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease by $0.3 million by September 30, 2025 due to expected settlements and statute expirations, all of which would reduce the income tax provision.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 8—LOSS PER SHARE
The Company treats its common stock and Class B common stock as one class of stock for net earnings (loss) per share ("EPS") purposes as both classes of stock participate in earnings, dividends and other distributions on the same basis. The restricted stock award granted to our Chief Executive Officer ("CEO") on November 5, 2020 is a participating security and the Company calculates basic EPS using the two-class method since those restricted shares are unvested and have a non-forfeitable dividend right in the event the Company declares a cash dividend on common shares and participate in all other distributions of the Company in the same manner as all other IAC common shares. Diluted EPS is calculated on the most dilutive basis, which excludes stock-based awards that would be anti-dilutive, including the restricted stock award granted to our CEO.
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
The numerator and denominator of basic and diluted EPS computations for the Company’s common stock and Class B common stock are calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands, except per share data)
Basic EPS:
Numerator:
Net loss	$(237,445)	$(392,022)	$(333,940)	$(68,333)
Net (earnings) loss attributable to noncontrolling interests	(6,274)	1,484	(6,980)	6,525
Net earnings attributed to unvested participating security	—	—	—	—
Net loss attributable to IAC common stock and Class B common stock shareholders	$(243,719)	$(390,538)	$(340,920)	$(61,808)

Denominator:
Weighted average basic IAC common stock and Class B common stock shares outstanding(a)	83,178	82,826	83,084	83,804

Loss per share:
Loss per share attributable to IAC common stock and Class B common stock shareholders	$(2.93)	$(4.72)	$(4.10)	$(0.74)

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands, except per share data)
Diluted EPS:
Numerator:
Net loss	$(237,445)	$(392,022)	$(333,940)	$(68,333)
Net (earnings) loss attributable to noncontrolling interests	(6,274)	1,484	(6,980)	6,525
Net earnings attributed to unvested participating security	—	—	—	—
Impact from public subsidiaries' dilutive securities(b)	—	—	—	—
Net loss attributable to IAC common stock and Class B common stock shareholders	$(243,719)	$(390,538)	$(340,920)	$(61,808)

Denominator:
Weighted average basic IAC common stock and Class B common stock shares outstanding(a)	83,178	82,826	83,084	83,804
Dilutive securities(b)(c)	—	—	—	—
Denominator for earnings per share—weighted average shares(b)(c)	83,178	82,826	83,084	83,804

Loss per share:
Loss per share attributable to IAC common stock and Class B common stock shareholders	$(2.93)	$(4.72)	$(4.10)	$(0.74)
_____________________
(a)     On November 5, 2020, IAC's CEO was granted a stock-based award in the form of 3.0 million shares of restricted common stock (the "restricted shares"). The number of restricted shares that ultimately vests is subject to the satisfaction of growth targets in IAC's stock price over the 10-year service condition of the award. These restricted shares have a non-forfeitable dividend right in the event the Company declares a cash dividend on its common shares and participate in all other distributions of the Company in the same manner as all other IAC common shares. Accordingly, the two-class method of calculating EPS is used. While the restricted shares are presented as outstanding shares in the balance sheet, these shares are excluded from the weighted average shares outstanding in calculating basic EPS and the allocable portion of net earnings are also excluded. Fully diluted EPS reflects the impact on earnings and fully diluted shares in the manner that is most dilutive.
(b)    IAC has the option to settle certain Angi stock-based awards in its shares. The impact on net earnings relates to the settlement of Angi's dilutive securities in IAC common shares. For the three and nine months ended September 30, 2024 and 2023, these Angi equity awards were anti-dilutive.
(c)    For the three and nine months ended September 30, 2024 and 2023, the Company had a loss from operations and as a result approximately 7.8 million and 8.0 million of potentially dilutive securities, respectively, were excluded from computing diluted EPS for each of those periods because the impact would have been anti-dilutive. Accordingly, the weighted average basic shares outstanding were used to compute the EPS amounts for the three and nine months ended September 30, 2024 and 2023.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 9—FINANCIAL STATEMENT DETAILS
Cash and Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the balance sheet to the total amounts shown in the statement of cash flows:

	September 30, 2024	December 31, 2023	September 30, 2023	December 31, 2022
	(In thousands)
Cash and cash equivalents	$1,719,767	$1,297,445	$1,252,212	$1,417,390
Restricted cash included in other current assets	11,068	8,539	8,215	1,165
Restricted cash included in other non-current assets	260	257	371	7,514
Total cash and cash equivalents and restricted cash as shown on the statement of cash flows	$1,731,095	$1,306,241	$1,260,798	$1,426,069
Restricted cash included in "Other current assets" in the balance sheet at September 30, 2024 primarily consists of cash held in escrow related to the funded pension plan in the United Kingdom ("U.K."), cash received from Care.com’s payment solutions customers for payroll and related taxes, which were remitted subsequent to period end, and cash held related to insurance programs at Care.com.
Restricted cash included in "Other current assets" in the balance sheet at December 31, 2023 and September 30, 2023 primarily consists of cash held in escrow related to the funded pension plan in the U.K. and cash held related to insurance programs at Care.com.
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
Credit Losses
The following table presents the changes in the allowance for credit losses for the nine months ended September 30, 2024 and 2023, respectively:

	2024	2023
	(In thousands)
Balance at January 1	$32,379	$50,971
Current period provision for credit losses	45,991	71,294
Write-offs charged against the allowance	(56,979)	(83,178)
Recoveries collected	3,578	4,466
Other	200	12
Balance at September 30,	$25,169	$43,565

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Accumulated Depreciation and Amortization
The following table provides the accumulated depreciation and amortization within the balance sheet:

Asset Category	September 30, 2024	December 31, 2023
	(In thousands)
Buildings, capitalized software, equipment and leasehold improvements	$425,594	$374,256
Intangible assets	$720,424	$636,645
Other income, net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Interest income	$22,364	$18,342	$66,009	$52,612
Net periodic pension benefit costs, other than the service cost component	4,193	743	4,836	217
Foreign exchange gains (losses), net	1,374	(1,685)	(510)	396
Net (downward) upward adjustments to the carrying value of equity securities without readily determinable fair values and realized gain (loss) on sales of businesses and investments(a)	(11,673)	1,318	16,530	2,666
Unrealized increase (decrease) in the estimated fair value of a warrant	—	6,457	20,393	(1,274)
Other	105	280	(1,397)	5,572
Other income, net	$16,363	$25,455	$105,861	$60,189
_____________________
(a)     Includes a pre-tax gain of $29.2 million on the sale of assets of Mosaic Group (within Emerging & Other), which was accounted for as a sale of a business, in the nine months ended September 30, 2024.

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

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 11—RELATED PARTY TRANSACTIONS
IAC and Angi
Allocation of CEO Compensation and Certain Expenses
Joseph Levin, CEO of IAC and Chairman of Angi, was CEO of Angi from October 10, 2022 through April 8, 2024. As a result, IAC allocated $2.4 million for the nine months ended September 30, 2024 and $2.6 million and $7.2 million for the three and nine months ended September 30, 2023, respectively, in costs to Angi (including salary, benefits, stock-based compensation and costs related to the CEO's office). These costs were allocated from IAC based upon time spent on Angi by Mr. Levin. Management considers the allocation method to be reasonable. The allocated costs also include costs directly attributable to Angi that were initially paid for by IAC and billed by IAC to Angi.
On April 8, 2024, Jeffrey W. Kip, President of Angi, was appointed to succeed Joseph Levin as CEO of Angi. Mr. Levin remains Chairman of the Angi board of directors.
The Combination and Related Agreements
The Company and Angi, in connection with the transaction resulting in the formation of Angi in 2017, which is referred to as the "Combination," entered into a contribution agreement; an investor rights agreement; a services agreement; a tax sharing agreement; and an employee matters agreement, which collectively govern the relationship between IAC and Angi.
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
The Company charged Vimeo rent pursuant to lease agreements of $0.9 million and $2.6 million for both the three and nine months ended September 30, 2024 and 2023, respectively. The Company had non-current rent receivable amounts of $0.4 million and $0.3 million at September 30, 2024 and December 31, 2023, respectively, due from Vimeo pursuant to the lease agreements. These amounts are included in "Other non-current assets" in the balance sheet.
IAC and Expedia Group
At September 30, 2024, the Company and Expedia Group each had a 50% ownership interest in two aircraft that may be used by both companies. Members of the aircraft flight crews are employed by an entity in which the Company and Expedia Group each have a 50% ownership interest. The Company and Expedia Group have agreed to share costs relating to flight crew compensation and benefits pro-rata according to each company’s respective usage of the aircraft, for which they are separately billed by the entity described above. The Company and Expedia Group are related parties because Mr. Diller serves as Chairman and Senior Executive of both IAC and Expedia Group. For both the three and nine months ended September 30, 2024 and 2023, total payments made to this entity by the Company were not material.
Expedia Group may also use certain aircraft owned 100% by a subsidiary of the Company on a cost basis. For both the three and nine months ended September 30, 2024 and 2023, the payments made by Expedia Group to the Company pursuant to this arrangement were not material.
During the second quarter of 2024, the Company and Expedia Group entered into a five-year lease agreement, commencing October 2024, for Expedia Group to occupy office space in the Company's New York City headquarters building. The total payments pursuant to this lease agreement are not material.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 12—SUBSEQUENT EVENT
On November 11, 2024, the Company announced it is considering a spin-off of its ownership stake in Angi to its shareholders.

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
•Angi Inc. ("Angi") - a publicly traded company that connects quality home professionals with consumers across more than 500 different categories, from repairing and remodeling homes to cleaning and landscaping. On November 1, 2023, Angi completed the sale of 100% of its wholly-owned subsidiary, Total Home Roofing, LLC ("Roofing"), and has reflected it as a discontinued operation in its standalone financial statements. Roofing does not meet the threshold to be reflected as a discontinued operation at the IAC level. During the fourth quarter of 2023, IAC moved Roofing to Emerging & Other and prior period financial information has been recast to conform to this presentation. Following IAC's move of Roofing to Emerging & Other, Angi has three operating segments: (i) Ads and Leads, (ii) Services and (iii) International (includes Europe and Canada). At September 30, 2024, the Company’s economic interest and voting interest in Angi were 85.3% and 98.3%, respectively;
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
•Mosaic Group, a leading developer and provider of global subscription mobile applications for periods prior to the sale of its assets on February 15, 2024, which was accounted for as a sale of a business, for approximately $160 million;
•Roofing (previously included within the Angi segment), a provider of roof replacement and repair services, for periods prior to its sale on November 1, 2023; and
•Vivian Health, IAC Films and The Daily Beast.

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
◦Licensing and Other revenue - primarily includes revenue generated through brand and content licensing and similar agreements. Brand licensing generates royalties from multiple long-term trademark licensing agreements with retailers, manufacturers, publishers and service providers. Content licensing royalties are earned from our relationship with Apple News+ as well as other content use and distribution relationships, including utilization in large-language models and other artificial intelligence-related activities.
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
TRAVEL + LEISURE
Angi
•Ads and Leads Revenue - primarily comprises domestic revenue from consumer connection revenue for consumer matches, revenue from professionals under contract for advertising and membership subscription revenue from professionals and consumers.
•Services Revenue - primarily comprises domestic revenue from pre-priced offerings by which the consumer requests services through an Angi platform and Angi connects them with a professional to perform the service.
•International Revenue - primarily comprises revenue generated within the International segment (consisting of businesses in Europe and Canada), including consumer connection revenue for consumer matches and membership subscription revenue from professionals and consumers.
•Service Requests - are (i) fully completed and submitted domestic service requests for connections with Ads and Leads professionals, (ii) contacts to Ads and Leads professionals generated via the professional directory from unique users in unique categories (such that multiple contacts from the same user in the same category in the same day are counted as one Service Request) and (iii) requests to book Services jobs in the period.

•Monetized Transactions - are (i) Service Requests that are matched to a paying Ads and Leads professional in the period and (ii) completed and in-process Services jobs in the period; a single Service Request can result in multiple monetized transactions.
•Transacting Professionals ("Transacting Pros" formerly known as Transacting Service Professionals or "Transacting SPs") - are the number of (i) Ads and Leads professionals that paid for consumer matches or advertising and (ii) Services professionals that performed a Services job, during the most recent quarter.
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
•Selling and marketing expense - consists primarily of advertising expenditures, which include online marketing expenditures, including fees paid to search engines, social media sites, other online marketing platforms, app platforms and partner-related payments to those who direct traffic to the brands within our Angi segment, offline marketing expenditures, which primarily consists of costs related to television advertising, compensation expense (including stock-based compensation expense) and other employee-related costs for sales force and marketing personnel, subscription acquisition costs related to Dotdash Meredith, outsourced personnel and consulting costs and service guarantee expense at Angi.
•General and administrative expense - consists primarily of compensation expense (including stock-based compensation expense) and other employee-related costs for personnel engaged in executive management, finance, legal, tax, human resources and customer service functions, rent expense and facilities cost (including impairments of right-of-use assets or "ROU assets"), fees for professional services, provision for credit losses and software license and maintenance costs. The customer service function at Angi and Care.com includes personnel who provide support to its professionals and caregivers, respectively, and consumers.
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
Long-term debt (for additional information see "Note 3—Long-term Debt" to the financial statements included in "Item 1—Consolidated Financial Statements"):
•Dotdash Meredith Term Loan A - due December 1, 2026. At September 30, 2024 and December 31, 2023, the outstanding balance of the Dotdash Meredith Term Loan A was $301.9 million and $315.0 million, respectively, and bore interest at an adjusted term secured overnight financing rate ("Adjusted Term SOFR") plus 2.25%, or 7.68% and 7.69%, respectively. The Dotdash Meredith Term Loan A has quarterly principal payments.
•Dotdash Meredith Term Loan B - due December 1, 2028. At September 30, 2024 and December 31, 2023, the outstanding balance of the Dotdash Meredith Term Loan B was $1.22 billion and $1.23 billion, respectively, and bore interest at Adjusted Term SOFR, subject to a minimum of 0.50%, plus 4.00%, or 9.30% and 9.44%, respectively. The Dotdash Meredith Term Loan B has quarterly principal payments.
•Dotdash Meredith Revolving Facility - Dotdash Meredith's $150 million revolving credit facility expires on December 1, 2026. At September 30, 2024 and December 31, 2023, there were no outstanding borrowings under the Dotdash Meredith Revolving Facility.

•ANGI Group Senior Notes - on August 20, 2020, ANGI Group, LLC ("ANGI Group"), a direct wholly-owned subsidiary of Angi, issued $500 million of its 3.875% Senior Notes due August 15, 2028, with interest payable February 15 and August 15 of each year.
Non-GAAP financial measure:
•Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") - is a non-GAAP financial measure. See "Principles of Financial Reporting" for the definition of Adjusted EBITDA and a reconciliation of net loss attributable to IAC shareholders to operating income (loss) to Adjusted EBITDA for the three and nine months ended September 30, 2024 and 2023.
Certain Risks and Concentrations—Services Agreement with Google (the "Services Agreement")
The Company and Google are parties to an amended Services Agreement, which automatically renewed effective March 31, 2023 and expires on March 31, 2025. Google has made changes to the policies under the Services Agreement and has also made industry-wide changes that have in the past (and could in the future) require modifications to, or prohibit and/or render obsolete certain of our products, services and/or business practices, which have negatively impacted revenue and been costly to address (and could in the future), which have had and could have an adverse effect on our business, financial condition and results of operations.
See "Note 1—The Company and Summary of Significant Accounting Policies" to the financial statements included in "Item 1—Consolidated Financial Statements" for additional information on the Services Agreement with Google.

Results of Operations for the Three and Nine Months Ended September 30, 2024 Compared to the Three and Nine Months Ended September 30, 2023
The following discussion should be read in conjunction with "Item 1—Consolidated Financial Statements."
Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	2024 Change		2024	2023	2024 Change
			$ Change	% Change			$ Change	% Change
	(Dollars in thousands)
Dotdash Meredith
Digital	$246,431	$212,050	$34,381	16%	$693,836	$608,819	$85,017	14%
Print	198,515	211,259	(12,744)	(6)%	576,096	625,046	(48,950)	(8)%
Intersegment eliminations	(5,483)	(5,852)	369	6%	(14,768)	(14,828)	60	—%
Total Dotdash Meredith	439,463	417,457	22,006	5%	1,255,164	1,219,037	36,127	3%
Angi
Domestic
Ads and Leads	241,231	291,993	(50,762)	(17)%	748,128	877,986	(129,858)	(15)%
Services	23,702	29,964	(6,262)	(21)%	68,748	91,890	(23,142)	(25)%
Total Domestic	264,933	321,957	(57,024)	(18)%	816,876	969,876	(153,000)	(16)%
International	31,786	29,274	2,512	9%	100,367	88,439	11,928	13%
Total Angi	296,719	351,231	(54,512)	(16)%	917,243	1,058,315	(141,072)	(13)%
Search	88,284	166,068	(77,784)	(47)%	298,513	495,579	(197,066)	(40)%
Emerging & Other	114,311	179,825	(65,514)	(36)%	348,388	544,613	(196,225)	(36)%
Intersegment eliminations	(58)	(3,240)	3,182	98%	(1,382)	(10,343)	8,961	87%
Total	$938,719	$1,111,341	$(172,622)	(16)%	$2,817,926	$3,307,201	$(489,275)	(15)%

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	Change	% Change	2024	2023	Change	% Change
Operating metrics:
Dotdash Meredith
Digital
Total Sessions (in millions)	2,675	2,575	100	4%	7,998	8,024	(26)	—%
Core Sessions (in millions)	2,297	2,024	274	14%	6,735	6,115	620	10%

Angi
Service Requests (in thousands)	4,490	6,065	(1,575)	(26)%	13,554	18,931	(5,377)	(28)%
Monetized Transactions (in thousands)	6,867	7,355	(488)	(7)%	19,126	21,611	(2,485)	(11)%
Transacting Pros (in thousands)	178	202	(24)	(12)%

For the three months ended September 30, 2024 compared to the three months ended September 30, 2023
•Dotdash Meredith revenue increased 5% to $439.5 million due to an increase of $34.4 million, or 16%, from Digital, partially offset by a decrease of $12.7 million, or 6%, from Print.
◦The Digital increase was due primarily to increases of $34.4 million, or 26%, in Advertising Revenue and $4.1 million, or 17%, in Licensing and Other Revenue, partially offset by a decrease of $4.1 million, or 7%, in Performance Marketing Revenue. The increase in Advertising Revenue was driven primarily by an increase in premium advertising sold through the Dotdash Meredith sales team in the Beauty, Technology, Pharmaceuticals and Retail categories, as well as higher programmatic revenue as a result of an increase in programmatic rates and a 14% increase in Core Sessions. The increase in Licensing and Other Revenue was due primarily to the addition of the OpenAI partnership, which began in May 2024 and improved performance in the case of content syndication partners including Apple News+. The decrease in Performance Marketing Revenue was due primarily to declines primarily in the Finance category, partially offset by affiliate commerce commission revenue growth.
◦The Print decrease was due primarily to decreases of $6.0 million, or 11%, in advertising revenue, $5.0 million, or 6%, in subscription revenue and $4.0 million, or 13%, in newsstand revenue. The decreases in advertising revenue, subscription revenue and newsstand revenue are all due, in part, to a reduction in the number of issues sold in the current year compared to the prior year and the ongoing migration of audience from print to digital format and platforms.
•Angi revenue decreased 16% to $296.7 million driven by decreases of $50.8 million, or 17%, from Ads and Leads and $6.3 million, or 21%, from Services, partially offset by an increase of $2.5 million, or 9% from International.
◦The Ads and Leads decrease was due primarily to decreases of $51.7 million, or 25%, in consumer connection revenue and $2.7 million, or 21%, in membership subscription revenue, partially offset by an increase of $3.7 million, or 5%, in advertising revenue. The decrease in consumer connection revenue was driven by ongoing user-experience enhancements as well as lower sales and marketing spend, resulting in both lower Service Requests and lower acquisition of new professionals. The decrease in membership subscription revenue was due primarily to a decrease in professionals in the Angi network. The increase in advertising revenue was primarily due to an increase in advertising sold through Angi's sales force.
◦The Services decrease was due primarily to a lower amount of Service Requests as a result of certain efforts described in Ads and Leads above.
◦The International increase was driven by a larger professional network and higher revenue per professional.
•Search revenue decreased 47% to $88.3 million due to a decrease of $74.8 million, or 51%, from Ask Media Group, resulting from a reduction in marketing from affiliate partners that drove fewer visitors to our ad supported search and content websites.
•Emerging & Other revenue decreased 36% to $114.3 million due primarily to the inclusion in the prior year period of $38.7 million in revenue from Mosaic Group, the assets of which were sold on February 15, 2024, and $21.4 million in revenue from Roofing, which was sold on November 1, 2023, and a decrease in revenue of $5.8 million from Care.com.

For the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023
•Dotdash Meredith revenue increased 3% to $1.3 billion due to an increase of $85.0 million, or 14%, from Digital, partially offset by a decrease of $49.0 million, or 8%, from Print.
◦The Digital increase was due primarily to increases of $76.6 million, or 20%, in Advertising Revenue and $11.0 million, or 15%, in Licensing and Other Revenue, partially offset by a decrease of $2.6 million, or 2%, in Performance Marketing Revenue. The increase in Advertising Revenue was driven primarily by an increase in premium advertising sold through the Dotdash Meredith sales team in the Home/Consumer Packaged Goods, Retail and Technology categories, as well as higher programmatic revenue as a result of an increase in programmatic rates and an 10% increase in Core Sessions. The increase in Licensing and Other Revenue was due primarily to factors described above in the three-month discussion. The decrease in Performance Marketing Revenue was due primarily to a decrease in Performance Marketing revenue in the Finance and Food and Beverage categories, partially offset by affiliate commerce commission revenue growth.
◦The Print decrease was due primarily to decreases of $23.7 million, or 15%, in advertising revenue, $13.0 million, or 15%, in newsstand revenue and $12.6 million, or 5%, in subscription revenue. The decreases in advertising revenue, newsstand revenue and subscription revenue are all due to the factors described above in the three-month discussion.
•Angi revenue decreased 13% to $917.2 million driven by decreases of $129.9 million, or 15%, from Ads and Leads and $23.1 million, or 25%, from Services, partially offset by an increase of $11.9 million, or 13% from International.
◦The Ads and Leads decrease was due primarily to decreases of $145.5 million, or 23%, in consumer connection revenue and $6.1 million, or 15%, in membership subscription revenue, partially offset by an increase of $21.9 million, or 10%, in advertising revenue. The decreases in consumer connection revenue and membership subscription revenue and the increase in advertising revenue were due primarily to the factors described above in the three-month discussion.
◦The Services decrease was due primarily to lower Service Requests resulting from the factors described above in the three-month discussion. In addition, the decrease in revenue reflects the residual impact from contracts entered into prior to January 1, 2023 and recognized as gross revenue in the first quarter of 2023. Effective January 1, 2023, Angi modified the Services terms and conditions resulting in net revenue reporting.
◦The International increase was due primarily to the factors described above in the three-month discussion.
•Search revenue decreased 40% to $298.5 million due to a decrease of $190.3 million, or 44%, from Ask Media Group due primarily to the factor described above in the three-month discussion.
•Emerging & Other revenue decreased 36% to $348.4 million due primarily to a decrease of $100.3 million in revenue ($17.8 million in 2024 compared to$118.2 million in 2023) from Mosaic Group, the assets of which were sold on February 15, 2024, the inclusion of $84.3 million in revenue from Roofing in the prior year period, which was sold on November 1, 2023, and a decrease of $7.8 million in revenue from Care.com.
Cost of revenue (exclusive of depreciation shown separately below)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	2024 Change		2024	2023	2024 Change
			$ Change	% Change			$ Change	% Change
	(Dollars in thousands)
Cost of revenue (exclusive of depreciation shown separately below)	$257,811	$342,353	$(84,542)	(25)%	$797,278	$1,038,360	$(241,082)	(23)%
As a percentage of revenue	27%	31%			28%	31%

For the three months ended September 30, 2024 compared to the three months ended September 30, 2023
Cost of revenue in 2024 decreased from 2023 due primarily to decreases of $56.0 million from Search and $32.3 million from Emerging & Other.
•The Search decrease was due primarily to a decrease in traffic acquisition costs of $54.0 million at Ask Media Group due primarily to a decrease in the proportion of revenue earned from affiliate partners who direct traffic to our websites.
•The Emerging & Other decrease was due primarily to the inclusion in the prior year period of $15.1 million in expense from Roofing, which was sold on November 1, 2023, a decrease in expense of $10.7 million from Mosaic Group, the assets of which were sold on February 15, 2024, and a decrease in compensation expense of $2.7 million at Care.com due to a reduction in headcount.
For the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023
Cost of revenue in 2024 decreased from 2023 due primarily to decreases of $127.6 million from Search, $96.7 million from Emerging & Other and $12.8 million from Dotdash Meredith.
•The Search decrease was due primarily to a decrease in traffic acquisition costs of $125.4 million at Ask Media Group due primarily to the factor described above in the three-month discussion.
•The Emerging & Other decrease was due primarily to the inclusion in the prior year period of $57.1 million in expense from Roofing, which was sold on November 1, 2023, a decrease in expense of $24.5 million from Mosaic Group, the assets of which were sold on February 15, 2024, and decreases in compensation expense of $8.3 million at Care.com due to a reduction in headcount and production costs of $1.7 million at IAC Films.
•The Dotdash Meredith decrease was due primarily to a decrease of $30.5 million from Print, partially offset by an increase of $17.7 million from Digital.
◦The Print decrease was due primarily to a decrease of $38.5 million in production and distribution costs (postage, printing, paper and content) resulting from a planned reduction in printed copies of certain publications and decreases in paper costs and freight surcharges, partially offset by an increase of $6.4 million in third-party costs in connection with certain project-related revenue, including audience targeted advertising.
◦The Digital increase was due primarily to increases of $11.6 million in compensation expense, $2.7 million in traffic acquisition costs and $1.7 million in content costs. The increase in compensation expense was due primarily to an increase in headcount. The increase in traffic acquisition costs was due primarily to a new contractual relationship to increase programmatic rates. The increase in content costs was due primarily to an investment in video production.
Selling and marketing expense

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	2024 Change		2024	2023	2024 Change
			$ Change	% Change			$ Change	% Change
	(Dollars in thousands)
Selling and marketing expense	$338,262	$407,355	$(69,093)	(17)%	$1,017,895	$1,224,606	$(206,711)	(17)%
As a percentage of revenue	36%	37%			36%	37%
For the three months ended September 30, 2024 compared to the three months ended September 30, 2023
Selling and marketing expense in 2024 decreased from 2023 due to decreases of $44.7 million from Angi, $25.3 million from Emerging & Other and $12.6 million from Search, partially offset by an increase of $10.9 million from Dotdash Meredith.

•The Angi decrease was due primarily to a decrease of $46.4 million from Ads and Leads which was primarily the result of decreases of $40.1 million and $6.9 million in advertising expense and compensation expense, respectively. The decrease in advertising expense was due primarily to improved marketing efficiencies including optimizations to matching and online bidding that resulted in increased Monetized Transactions per Service Request as well as a decrease in offline media spend. The decrease in compensation expense was due primarily to a reduction in headcount.
•The Emerging & Other decrease was due primarily to a decrease in expense of $16.7 million from Mosaic Group, assets of which were sold on February 15, 2024, the inclusion in the prior year period of $4.7 million in expense from Roofing, which was sold on November 1, 2023, and a decrease of $1.7 million in advertising expense at Care.com due primarily to lower television advertising spend.
•The Search decrease was due primarily to a decrease of $11.2 million in online marketing spend at Ask Media Group.
•The Dotdash Meredith increase was due primarily to increases of $6.8 million from Digital and $3.7 million from Print.
◦The Digital increase was due primarily to increases of $2.1 million in compensation expense and $2.0 in online marketing spend. The increase in compensation expense was due primarily to increases in salary, commissions and employee benefits.
◦The Print increase was due primarily to an increase of $3.3 million in offline marketing spend primarily as a result of expense related to the promotion of Dotdash Meredith's inaugural Food & Wine Charleston event in September 2024.
For the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023
Selling and marketing expense in 2024 decreased from 2023 due to decreases of $137.8 million from Angi, $59.5 million from Emerging & Other and $44.9 million from Search, partially offset by an increase of $27.3 million from Dotdash Meredith.
•The Angi decrease was due primarily to decreases of $135.2 million from Ads and Leads and $5.0 million from Services, partially offset by an increase of $3.7 million from International.
◦The Ads and Leads decrease was due primarily to decreases of $113.8 million and $17.8 million in advertising expense and compensation expense, respectively. The decreases in advertising expense and compensation expense was due primarily to the factors described above in the three-month discussion.
◦The Services decrease was due primarily to decreases of $3.0 million in compensation expense and $1.4 million in third-party wages. The decrease in compensation expense was due primarily to a reduction in headcount. The decrease in third-party wages was due primarily to streamlined fulfillment operations.
◦The International increase was due primarily to an increase of $3.3 million in advertising expense due primarily to an increase in online advertising spend to increase brand awareness.
•The Emerging & Other decrease was due primarily to a decrease in expense of $37.8 million from Mosaic Group, the assets of which were sold on February 15, 2024, the inclusion in the prior year period of $16.3 million in expense from Roofing, which was sold on November 1, 2023, and a decrease in advertising expense of $2.5 million at Care.com due primarily to the factor described above in the three-month discussion.
•The Search decrease was due primarily to decreases of $41.1 million in online marketing spend and $3.3 million in compensation expense at Ask Media Group. The decrease in compensation expense was due primarily to a reduction in headcount.
•The Dotdash Meredith increase was due primarily to an increase of $25.5 million from Digital due primarily to increases in online marketing spend and compensation expense of $12.3 million and $7.6 million, respectively. The increase in compensation expense was due primarily to the factors described above in the three-month discussion.

General and administrative expense

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	2024 Change		2024	2023	2024 Change
			$ Change	% Change			$ Change	% Change
	(Dollars in thousands)
General and administrative expense	$185,258	$210,507	$(25,249)	(12)%	$607,925	$701,749	$(93,824)	(13)%
As a percentage of revenue	20%	19%			22%	21%
For the three months ended September 30, 2024 compared to the three months ended September 30, 2023
General and administrative expense in 2024 decreased from 2023 due primarily to decreases of $21.9 million from Angi, $5.3 million from Emerging & Other and $4.6 million from Corporate, partially offset by an increase of $5.8 million from Dotdash Meredith.
•The Angi decrease was due primarily to decreases of $15.6 million from Ads and Leads and $6.2 million from Services.
◦The Ads and Leads decrease was due primarily to decreases of $4.9 million in software license and maintenance costs, $4.8 million in the provision for credit losses, $4.8 million in legal-related expense and $1.8 million in third-party wages. The decrease in software license and maintenance costs and third-party wages were due primarily to reduced costs related to customer support services. The decrease in the provision for credit losses was primarily due to lower revenue and improved collection rates. The decrease in legal-related expense was due, in part, to a $3.2 million benefit in 2024 related to insurance coverage for previously incurred legal fees.

◦The Services decrease was due primarily to decreases of $2.7 million in compensation expense and $1.3 million in third-party wages. The decrease in compensation expense was due primarily to a reduction in headcount. The decrease in third-party wages was due primarily to reduced costs related to customer support services.
•The Emerging & Other decrease was due primarily to the inclusion in the prior year period of $3.8 million of expense from Mosaic Group, the assets of which were sold on February 15, 2024, and $3.8 million of expense from Roofing, which was sold on November 1, 2023, partially offset by an increase in expense of $2.6 million at Care.com due primarily to an increase of $2.2 million in compensation expense resulting from an increase in headcount.
•The Corporate decrease was due primarily to a $10.0 million benefit in 2024 related to a favorable settlement of a legal matter, partially offset by an increase in compensation expense and higher professional fees.
•The Dotdash Meredith increase was due primarily to a $6.2 million increase in non-payroll related taxes resulting primarily from the inclusion in the prior year period of $8.0 million related to the reversal of certain pre-acquisition indemnification liabilities related to the 2021 acquisition of Meredith.
For the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023
General and administrative expense in 2024 decreased from 2023 due primarily to decreases of $46.4 million from Dotdash Meredith, $41.8 million from Angi, $4.4 million from Corporate and $3.5 million from Emerging & Other.
•The Dotdash Meredith decrease was due primarily to the inclusion in the first quarter of 2023 of an impairment charge of $44.7 million of an ROU asset related to unoccupied lease space at Other (unallocated corporate costs), the inclusion in the first quarter of 2024 of a $2.3 million gain recognized on the sale of an aircraft and a decrease in the current year of $1.8 million in legal-related expenses, partially offset by an increase of $7.0 million in non-payroll related taxes due primarily to the factor described above in the three-month discussion. See "Note 2—Financial Instruments and Fair Value Measurements" to the financial statements included in "Item 1—Consolidated Financial Statements" for additional information about the impairment charge.
•The Angi decrease was due primarily to decreases of $30.6 million from Ads and Leads and $12.5 million from Services.

◦The Ads and Leads decrease was due primarily to decreases of $19.3 million in the provision for credit losses, $8.9 million in legal-related expense, $4.3 million in software license and maintenance costs and $3.2 million in third-party wages, partially offset by impairment charges of $6.8 million recognized in 2024 of ROU assets related to Angi reducing its real estate footprint. The decreases in the provision for credit losses, software license and maintenance costs and third-party wages were due primarily to the factors described above in the three-month discussion. The decrease in legal-related expense is due primarily to a reduction in legal settlement costs and related legal expenses.
◦The Services decrease was due primarily to decreases of $7.3 million in compensation expense, $1.1 million in software license and maintenance costs and $1.0 million in third-party wages. The decrease in compensation expense was due primarily to a reduction in headcount. The decreases in software license and maintenance costs and third-party wages are due primarily to reduced costs related to customer support services.

•The Corporate decrease was due primarily to the factors described above in the three-month discussion.
•The Emerging & Other decrease was due primarily to the inclusion in the prior year period of $13.4 million of expense from Roofing, which was sold on November 1, 2023, a decrease in expense of $4.4 million from Mosaic Group, the assets of which were sold on February 15, 2024, and decreases of $4.0 million in compensation expense at Newco (IAC's former incubator company), due primarily to a reduction in headcount, and $3.1 million in consulting costs at IAC Films, partially offset by increases at Care.com of $11.1 million of legal-related expenses related to the resolution of certain legal matters and $8.0 million in compensation expense due primarily to an increase in headcount.
Product development expense

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	2024 Change		2024	2023	2024 Change
			$ Change	% Change			$ Change	% Change
	(Dollars in thousands)
Product development expense	$78,262	$79,714	$(1,452)	(2)%	$243,420	$250,899	$(7,479)	(3)%
As a percentage of revenue	8%	7%			9%	8%
For the three months ended September 30, 2024 compared to the three months ended September 30, 2023
Product development expense in 2024 decreased from 2023 due primarily to a decrease of $5.7 million from Emerging & Other, partially offset by increases of $2.8 million from Angi and $1.7 million from Dotdash Meredith.
•The Emerging & Other decrease was due primarily to the inclusion of expense in the prior year period of $3.6 million from Mosaic Group, the assets of which were sold on February 15, 2024, and a decrease of $1.5 million due primarily to outsourced personnel costs at Care.com.
•The Angi increase was due primarily to an increase of $1.0 million from Ads and Leads primarily as a result of an increase in software license and maintenance costs.
•The Dotdash Meredith increase was due primarily to an increase at Digital, resulting from an increase in compensation expense due to an increase in headcount.
For the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023
Product development expense in 2024 decreased from 2023 due primarily to a decrease of $11.1 million from Emerging & Other, partially offset by an increase of $4.7 million from Dotdash Meredith.
•The Emerging & Other decrease was due primarily to decreases of $4.4 million in outsourced personnel costs at Care.com, $4.3 million in expense from Mosaic Group, the assets of which were sold on February 15, 2024, and $2.2 million in compensation expense at Vivian Health.

•The Dotdash Meredith increase was due primarily to an increase of $5.7 million from Digital due primarily to an increase of $9.7 million in compensation expense, partially offset by decreases of $2.4 million in outsourced personnel costs and $2.0 million in software license and maintenance costs. The increase in compensation expense is due to an increase in headcount, which was partially offset by a reduction in outsourced personnel costs due to a reduction in the use of third-party contractors. The decrease in software license and maintenance costs was due primarily to a reduction in software contract renewals.
Depreciation

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	2024 Change		2024	2023	2024 Change
			$ Change	% Change			$ Change	% Change
	(Dollars in thousands)
Depreciation	$26,445	$33,776	$(7,331)	(22)%	$96,466	$136,231	$(39,765)	(29)%
As a percentage of revenue	3%	3%			3%	4%
For the three months ended September 30, 2024 compared to the three months ended September 30, 2023
Depreciation in 2024 decreased due primarily to decreases of $4.9 million and $3.0 million at Angi and Dotdash Meredith, respectively. The decrease at Angi was due primarily to the write-off of certain leasehold improvements and furniture and fixtures in connection with Angi reducing its real estate footprint in the first half of 2024 and the reduction in depreciation of capitalized software as a result of certain assets being fully depreciated. The decrease at Dotdash Meredith was due primarily to the acceleration of depreciation on certain assets in 2023.
For the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023
Depreciation in 2024 decreased from 2023 due primarily to a decrease of $38.7 million at Dotdash Meredith due primarily to the inclusion of an impairment charge of $25.3 million recognized in the first quarter of 2023 related to leasehold improvements and furniture and equipment resulting from unoccupied leased space, a $4.2 million write-off of certain leasehold improvements and furniture and equipment recognized during the second quarter of 2023 and a decrease of $4.7 million in expense related to the acceleration of depreciation on certain assets in 2023. See "Note 2—Financial Instruments and Fair Value Measurements" to the financial statements included in "Item 1—Consolidated Financial Statements" for additional information about the impairment charge recognized in the first quarter of 2023.

Operating income (loss)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	2024 Change		2024	2023	2024 Change
			$ Change	% Change			$ Change	% Change
	(Dollars in thousands)
Dotdash Meredith
Digital	$30,673	$1,467	$29,206	1,991%	$56,518	$(10,361)	$66,879	NM
Print	7,601	2,003	5,598	279%	8,015	(4,697)	12,712	NM
Other	(16,213)	(7,043)	(9,170)	(130)%	(44,963)	(117,569)	72,606	62%
Total Dotdash Meredith	22,061	(3,573)	25,634	NM	19,570	(132,627)	152,197	NM
Angi
Domestic
Ads and Leads	21,107	8,115	12,992	160%	65,734	26,386	39,348	149%
Services	(324)	(3,887)	3,563	92%	(12,313)	(21,514)	9,201	43%
Other	(15,714)	(14,854)	(860)	(6)%	(46,022)	(46,361)	339	1%
Total Domestic	5,069	(10,626)	15,695	NM	7,399	(41,489)	48,888	NM
International	2,748	2,764	(16)	(1)%	12,321	7,365	4,956	67%
Total Angi	7,817	(7,862)	15,679	NM	19,720	(34,124)	53,844	NM
Search	2,389	12,011	(9,622)	(80)%	11,369	36,742	(25,373)	(69)%
Emerging & Other	13,114	606	12,508	2,064%	(1,341)	14,513	(15,854)	NM
Corporate	(29,055)	(33,919)	4,864	14%	(104,169)	(108,310)	4,141	4%
Total	$16,326	$(32,737)	$49,063	NM	$(54,851)	$(223,806)	$168,955	75%

As a percentage of revenue	2%	(3)%			(2)%	(7)%
_____________________
NM = Not meaningful
For the three months ended September 30, 2024 compared to the three months ended September 30, 2023
Operating income increased $49.1 million in 2024 to $16.3 million from a loss of $32.7 million in 2023, due primarily to a decrease of $25.0 million in amortization of intangibles, the inclusion in the prior year period of a goodwill impairment of $9.0 million at Mosaic Group, a decrease of $7.3 million in depreciation, an increase in Adjusted EBITDA of $7.0 million, described below, and a decrease of $0.7 million in stock-based compensation expense. The decrease in the amortization of intangibles was due primarily to lower expense at Dotdash Meredith and Angi due in part to certain intangible assets becoming fully amortized and the inclusion in prior year of a $7.6 million indefinite-lived intangible asset impairment at the Dotdash Meredith Digital segment, partially offset by an increase in expense as a result of a change in classification of certain Dotdash Meredith Digital trade name indefinite-lived intangible assets to definite-lived intangible assets, effective January 1, 2024. The goodwill impairment at Mosaic Group in 2023 was a result of the projected reduction in future revenue and profits from the business and lower trading multiples of a selected peer group of companies. The decrease in depreciation was due primarily to write-off, in the first half of 2024, of certain leasehold improvements and furniture and fixtures in connection with Angi reducing its real estate footprint, the reduction in depreciation of capitalized software as result of certain assets being fully depreciated at Angi and a decrease in depreciation at Dotdash Meredith related to the acceleration of depreciation on certain assets in 2023.

For the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023
Operating loss decreased $169.0 million, or 75%, due primarily to a decrease of $60.4 million in amortization of intangibles, an increase in Adjusted EBITDA of $58.0 million, described below, and decrease of $39.8 million in depreciation, a goodwill impairment of $9.0 million at Mosaic Group recognized in the third quarter of 2023 and a decrease of $1.9 million in stock-based compensation expense. The decreases in the amortization of intangibles and depreciation and the goodwill impairment at Mosaic Group in 2023 are due primarily to the factors described above in the three-month discussion. Depreciation was further impacted by the impairment of leasehold improvements and furniture and equipment of $25.3 million related to unoccupied lease space recognized in the first quarter of 2023 at Dotdash Meredith.
See "Note 2—Financial Instruments and Fair Value Measurements" to the financial statements included in "Item 1—Consolidated Financial Statements" for additional information on the 2023 Mosaic Group goodwill impairment, the Dotdash Meredith Digital 2023 indefinite-lived intangible asset impairment and the Dotdash Meredith 2023 leasehold improvements and furniture and equipment impairment charge.
At September 30, 2024, there was $227.1 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 3.7 years.
Adjusted EBITDA

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	2024 Change		2024	2023	2024 Change
			$ Change	% Change			$ Change	% Change
	(Dollars in thousands)
Dotdash Meredith
Digital	$66,402	$51,830	$14,572	28%	$166,807	$127,067	$39,740	31%
Print	14,613	19,267	(4,654)	(24)%	30,770	48,011	(17,241)	(36)%
Other	(12,374)	(2,834)	(9,540)	(337)%	(32,270)	(75,840)	43,570	57%
Total Dotdash Meredith	68,641	68,263	378	1%	165,307	99,238	66,069	67%
Angi
Domestic
Ads and Leads	42,248	32,198	10,050	31%	132,446	100,204	32,242	32%
Services	3,883	3,534	349	10%	5,868	3,066	2,802	91%
Other	(14,388)	(11,933)	(2,455)	(21)%	(40,213)	(37,396)	(2,817)	(8)%
Total Domestic	31,743	23,799	7,944	33%	98,101	65,874	32,227	49%
International	3,666	4,046	(380)	(9)%	15,453	11,237	4,216	38%
Total Angi	35,409	27,845	7,564	27%	113,554	77,111	36,443	47%
Search	2,451	12,033	(9,582)	(80)%	11,473	36,806	(25,333)	(69)%
Emerging & Other	15,990	12,987	3,003	23%	7,972	33,601	(25,629)	(76)%
Corporate	(15,134)	(20,754)	5,620	27%	(60,661)	(67,073)	6,412	10%
Total	$107,357	$100,374	$6,983	7%	$237,645	$179,683	$57,962	32%

As a percentage of revenue	11%	9%			8%	5%
For a reconciliation of net loss attributable to IAC shareholders to operating income (loss) to Adjusted EBITDA, see "Principles of Financial Reporting." For a reconciliation of operating income (loss) to Adjusted EBITDA for the Company's reportable segments, see "Note 5—Segment Information" to the financial statements included in "Item 1—Consolidated Financial Statements."

For the three months ended September 30, 2024 compared to the three months ended September 30, 2023
•Dotdash Meredith Adjusted EBITDA increased 1% to $68.6 million due to an increase in Adjusted EBITDA of $14.6 million from Digital, partially offset by an increase in Adjusted EBITDA losses of $9.5 million from Other (unallocated corporate costs) and a decrease in Adjusted EBITDA of $4.7 million from Print.
◦The Digital Adjusted EBITDA increase was due primarily to higher revenue and continued operating expense leverage.
◦The Other (unallocated corporate costs) Adjusted EBITDA loss increase was due primarily to the inclusion in the prior year period of $8.0 million related to the reversal of certain pre-acquisition indemnification liabilities related to the 2021 Meredith acquisition.
◦The Print Adjusted EBITDA decrease was due primarily to revenue declines, partially offset by lower operating expenses.
•Angi Adjusted EBITDA increased 27% to $35.4 million due to an increase in Adjusted EBITDA of $10.1 million from Ads and Leads, partially offset by an increase in Adjusted EBITDA losses of $2.5 million from Other (corporate unallocated costs).
◦The Ads and Leads Adjusted EBITDA increase was due primarily to lower selling and marketing expense due to improved marketing efficiency and lower general administrative expense due primarily to lower software license and maintenance costs and decreases in the provision for credit losses and professional fees due, in part, to a $3.2 million benefit in 2024 related to insurance coverage for previously incurred legal fees.
◦The Other (corporate unallocated costs) Adjusted EBITDA losses increase was due primarily to an increase in compensation expense.
•Search Adjusted EBITDA decreased 80% to $2.5 million due primarily to lower revenue, partially offset by lower traffic acquisition costs and selling and marketing expense.
•Emerging & Other Adjusted EBITDA increased 23% to $16.0 million due primarily to profits at both The Daily Beast and Vivian Health in 2024 compared to losses in 2023 and the inclusion in the prior year period of Adjusted EBITDA losses of $2.0 million at Roofing, which was sold on November 1, 2023, partially offset by $3.7 million in profits in 2023 at Mosaic Group, the assets of which were sold on February 15, 2024.
•Corporate Adjusted EBITDA loss decreased 27% to $15.1 million due primarily to a $10.0 million benefit in 2024 related to a favorable settlement of a legal matter, partially offset by higher professional fees and an increase in compensation expense.
For the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023
•Dotdash Meredith Adjusted EBITDA increased 67% to $165.3 million due to a decrease in Adjusted EBITDA losses of $43.6 million from Other (unallocated corporate costs) and an increase in Adjusted EBITDA of $39.7 million from Digital, partially offset by a decrease in Adjusted EBITDA of $17.2 million from Print.
◦The Other (unallocated corporate costs) Adjusted EBITDA loss decrease was due primarily to the inclusion in the first quarter of 2023 of an impairment charge of $44.7 million of an ROU asset related to unoccupied lease space and the inclusion in the first quarter of 2024 of a $2.3 million gain recognized on the sale of an aircraft, partially offset by the inclusion in the prior year period of $8.0 million related to the reversal of certain pre-acquisition indemnification liabilities described above in the three-month discussion.
◦The Digital Adjusted EBITDA increase was due primarily to the factors described above in the three-month discussion.

◦The Print Adjusted EBITDA decrease was due primarily to the factors described above in the three-month discussion.
•Angi Adjusted EBITDA increased 47% to $113.6 million due to increases in Adjusted EBITDA of $32.2 million from Ads and Leads and $4.2 million from International.
◦The Ads and Leads Adjusted EBITDA increase was due primarily to the factors described above in the three-month discussion, partially offset by lower revenue and impairment charges of $6.8 million recognized in 2024 of ROU assets related to Angi reducing its real estate footprint.
◦The International Adjusted EBITDA increase was due primarily to an increase in revenue and continued operating expense leverage.
•Search Adjusted EBITDA decreased 69% to $11.5 million due primarily to factors described above in the three-month discussion.
•Emerging & Other Adjusted EBITDA decreased 76% to $8.0 million due primarily to $16.5 million in severance expense and transaction-related costs related to the sale of assets of Mosaic Group on February 15, 2024 and lower profits at Care.com due to an increase in expense of $11.1 million in legal expense primarily related to the resolution of certain legal matters.
•Corporate Adjusted EBITDA loss decreased 10% to $60.7 million due to the factors described above in the three-month discussion.
Interest expense

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	2024 Change		2024	2023	2024 Change
			$ Change	% Change			$ Change	% Change
	(Dollars in thousands)
Interest expense	$(39,701)	$(40,157)	$456	1%	$(118,934)	$(117,406)	$(1,528)	1%
For the three months ended September 30, 2024 compared to the three months ended September 30, 2023
Interest expense was relatively flat compared to the prior year period.
For the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023
Interest expense increased, principally at Dotdash Meredith, due primarily to an increase in the average interest rates over the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, partially offset by a decrease in the debt outstanding on the Dotdash Meredith's Term Loans.
Unrealized (loss) gain on investment in MGM Resorts International ("MGM")

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	2024 Change		2024	2023	2024 Change
			$ Change	% Change			$ Change	% Change
	(Dollars in thousands)
Unrealized (loss) gain on investment in MGM Resorts International	$(346,272)	$(463,421)	$117,149	25%	$(361,805)	$209,057	$(570,862)	NM

For the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023
During the fourth quarter of 2023, due to MGM's ongoing share repurchase program, which passively increased the Company's ownership interest, the Company determined that the equity method of accounting applied and elected to account for its investment in MGM pursuant to the fair value option. Prior to the fourth quarter of 2023, the Company's investment in MGM was accounted for as an equity security with a readily determinable fair value, with changes in fair value recognized through income each period. Since the Company has always marked its investment in MGM to fair value through income each period the election of the fair value option results in no change to the historical accounting for this investment.
The unrealized pre-tax (losses) and gains on the Company's investment in MGM were due to changes in the stock price of MGM's common stock as reported on the New York Stock Exchange. Based on the number of MGM common shares outstanding at September 30, 2024, the Company owns approximately 21.8% of MGM.
Other income, net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in thousands)
Interest income	$22,364	$18,342	$66,009	$52,612
Net periodic pension benefit costs, other than the service cost component	4,193	743	4,836	217
Foreign exchange gains (losses), net	1,374	(1,685)	(510)	396
Net (downward) upward adjustments to the carrying value of equity securities without readily determinable fair values and realized gain (loss) on sales of businesses and investments(a)	(11,673)	1,318	16,530	2,666
Unrealized increase (decrease) in the estimated fair value of a warrant	—	6,457	20,393	(1,274)
Other	105	280	(1,397)	5,572
Other income, net	$16,363	$25,455	$105,861	$60,189

$ Change	$(9,092)		$45,672
% Change	(36)%		76%
_____________________
(a)     Includes a pre-tax gain of $29.2 million on the sale of assets of Mosaic Group (within Emerging & Other), which was accounted for as a sale of a business, in the nine months ended September 30, 2024.

Income tax benefit

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	2024 Change		2024	2023	2024 Change
			$ Change	% Change			$ Change	% Change
	(Dollars in thousands)
Income tax benefit (provision)	$115,839	$118,838	$(2,999)	(3)%	$95,789	$3,633	$92,156	2,537%
Effective income tax rate	33%	23%			22%	5%
For further details of income tax matters, see "Note 7—Income Taxes" to the financial statements included in "Item 1. Consolidated Financial Statements."
For the three months ended September 30, 2024 compared to the three months ended September 30, 2023
In 2024, the effective income tax rate is higher than the statutory rate due primarily to the valuation allowance release for foreign net operating losses and state taxes. Following the purchase of the remaining noncontrolling interests of a foreign subsidiary, we reorganized related business operations, which resulted in the release of a valuation allowance for foreign net operating losses in the amount of $31.3 million as a discrete item in the third quarter because we are now forecasting the utilization of the net operating losses within the foreseeable future.

In 2023, the effective income tax rate is higher than the statutory rate of 21% due primarily to state taxes.
For the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023
In 2024, the effective income tax rate is higher than the statutory rate of 21% due primarily to the valuation allowance release described in the three-month discussion, research credits and the realization of capital losses, partially offset by nondeductible compensation expense and the nondeductible portion of goodwill in the sale of Mosaic Group.
In 2023, the effective income tax rate is lower than the statutory rate of 21% due primarily to nondeductible compensation expense, return to provision adjustments, foreign income taxed at different statutory rates and unconsolidated tax losses, partially offset by research credits and realization of capital losses.
Net (earnings) loss attributable to noncontrolling interests

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	2024 Change		2024	2023	2024 Change
			$ Change	% Change			$ Change	% Change
	(Dollars in thousands)
Net (earnings) loss attributable to noncontrolling interests	$(6,274)	$1,484	$(7,758)	NM	$(6,980)	$6,525	$(13,505)	NM
Net (earnings) loss attributable to noncontrolling interests in 2024 and 2023 primarily represents the publicly-held interest in Angi's earnings and losses.

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
The following table reconciles net loss attributable to IAC shareholders to operating income (loss) to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Net loss attributable to IAC shareholders	$(243,719)	$(390,538)	$(340,920)	$(61,808)
Add back:
Net earnings (loss) attributable to noncontrolling interests	6,274	(1,484)	6,980	(6,525)
Income tax benefit	(115,839)	(118,838)	(95,789)	(3,633)
Other income, net	(16,363)	(25,455)	(105,861)	(60,189)
Unrealized loss (gain) on investment in MGM Resorts International	346,272	463,421	361,805	(209,057)
Interest expense	39,701	40,157	118,934	117,406
Operating income (loss)	16,326	(32,737)	(54,851)	(223,806)
Add back:
Stock-based compensation expense	28,231	28,962	86,237	88,096
Depreciation	26,445	33,776	96,466	136,231
Amortization of intangibles	36,355	61,373	109,793	170,162
Goodwill impairment	—	9,000	—	9,000
Adjusted EBITDA	$107,357	$100,374	$237,645	$179,683
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
Amortization of intangible assets and impairments of goodwill and intangible assets are non-cash expenses related primarily to acquisitions. At the time of an acquisition, the identifiable definite-lived intangible assets of the acquired company, such as advertiser relationships, technology, licensee relationships, trade names, content, customer lists and user base, professional relationships and subscriber relationships, are valued and amortized over their estimated lives. Value is also assigned to acquired indefinite-lived intangible assets, which comprise trade names and trademarks, and goodwill that are not subject to amortization. An impairment is recorded when the carrying value of an intangible asset or goodwill exceeds its fair value. We believe that intangible assets represent costs incurred by the acquired company to build value prior to acquisition and the related amortization and impairments of intangible assets or goodwill, if applicable, are not ongoing costs of doing business.
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

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Position

	September 30, 2024	December 31, 2023
	(In thousands)
Angi cash and cash equivalents:
United States	$390,281	$354,341
All other countries	4,949	9,703
Total Angi cash and cash equivalents	395,230	364,044

Dotdash Meredith cash and cash equivalents:
United States	245,947	243,801
All other countries	18,017	17,779
Total Dotdash Meredith cash and cash equivalents	263,964	261,580

IAC (excluding Angi and Dotdash Meredith) cash and cash equivalents and marketable securities:
United States	1,016,410	642,613
All other countries	44,163	29,208
Total cash and cash equivalents	1,060,573	671,821
Marketable securities (United States)	24,947	148,998
Total IAC (excluding Angi and Dotdash Meredith) cash and cash equivalents and marketable securities	1,085,520	820,819

Total cash and cash equivalents and marketable securities	$1,744,714	$1,446,443

Dotdash Meredith Debt:
Dotdash Meredith Term Loan A	$301,875	$315,000
Dotdash Meredith Term Loan B	1,215,625	1,225,000
Total Dotdash Meredith long-term debt	1,517,500	1,540,000
Less: current portion of Dotdash Meredith long-term debt	43,125	30,000
Less: original issue discount	3,833	4,470
Less: unamortized debt issuance costs	7,091	8,423
Total Dotdash Meredith long-term debt, net	1,463,451	1,497,107

ANGI Group Debt:
ANGI Group Senior Notes	500,000	500,000
Less: unamortized debt issuance costs	3,361	3,953
Total ANGI Group long-term debt, net	496,639	496,047

Total long-term debt, net	$1,960,090	$1,993,154
The Company's international cash can be repatriated without significant tax consequences.
For a detailed description of interest rate swaps and long-term debt, see "Note 1—The Company and Summary of Significant Accounting Policies" and "Note 3—Long-term Debt" to the financial statements included in "Item 1. Consolidated Financial Statements."

Cash Flow Information
In summary, IAC's cash flows are as follows:

	Nine Months Ended September 30,
	2024	2023
	(In thousands)
Net cash provided by (used in):
Operating activities	$244,425	$142,644
Investing activities	$264,591	$(103,365)
Financing activities	$(84,692)	$(204,598)
Net cash provided by operating activities consists of net earnings (loss) adjusted for non-cash items and the effect of changes in working capital. Non-cash adjustments include the unrealized loss (gain) on the investment in MGM, amortization of intangibles, depreciation, deferred income taxes, stock-based compensation expense, non-cash lease expense (including ROU impairments), provision for credit losses, unrealized (increase) decrease in the estimated fair value of a warrant, net gains on sales of businesses and investments in equity securities (including downward and upward adjustments) and goodwill impairment.
2024
Adjustments to net loss consist primarily of an unrealized loss on the investment in MGM of $361.8 million, amortization of intangibles of $109.8 million, depreciation of $96.5 million, stock-based compensation expense of $86.2 million, provision of credit losses of $46.0 million and non-cash lease expense of $42.6 million, partially offset by deferred income taxes of $109.9 million, an unrealized increase in the estimated fair value of a warrant of $20.4 million and net gains on sales of businesses and investments in equity securities (including downward and upward adjustments) of $16.5 million, including $29.2 million gain on the sale of assets at Mosaic Group in February 2024. The decrease from changes in working capital include decreases in accounts payable and other liabilities of $58.9 million and operating lease liabilities of $51.8 million, partially offset by a decrease in other assets of $88.3 million and a decrease in accounts receivable of $8.9 million. The decrease in accounts payable and other liabilities is due primarily to a decrease in accrued employee compensation due primarily to timing of payments, including the payment of 2023 bonuses in 2024, and a decrease in accrued traffic acquisition costs and related payables at Search and Dotdash Meredith, partially offset by an increase in accrued advertising at Search and Angi. The decrease in operating lease liabilities is due to cash payments on leases net of interest accretion. The decrease in other assets is due primarily to a decrease in prepaid hosting services at Dotdash Meredith, Corporate and Angi, receipt of pre-acquisition income tax refunds at Dotdash Meredith, the liquidation of the domestic funded pension plan at Dotdash Meredith in connection with the termination of the plan and payment received related to insurance coverage for previously incurred legal fees at Angi. The decrease in accounts receivable is due primarily to a decrease in revenue in the third quarter of 2024 relative to the fourth quarter of 2023 at Dotdash Meredith and Search, and a decrease at Mosaic Group due to cash receipts prior to the sale of its assets, partially offset by an increase at Angi due primarily to timing of cash receipts.
Net cash provided by investing activities includes maturities of marketable debt securities of $350.0 million, net proceeds from the sales of businesses and investments of $173.6 million, including $155 million from the sale of assets of Mosaic Group, net proceeds from the sales of assets of $12.8 million principally from the sale of an aircraft at Dotdash Meredith, and a decrease in notes receivable of $10.1 million, partially offset by $221.8 million for the purchases of marketable debt securities, capital expenditures of $47.3 million, primarily related to investments of $36.9 million in capitalized software at Angi to support its products and services, and the purchase of a retirement investment fund of $15.3 million at Dotdash Meredith in connection with the termination of the domestic funded pension plan and transfer of the remaining assets to the IAC Inc. Retirement Savings Plan.
Net cash used in financing activities includes the repurchase of 11.4 million shares of Angi Class A common stock, on a settlement date basis, for $25.7 million at an average price of $2.25 per share, principal payments on Dotdash Meredith Term Loan A and Dotdash Meredith Term Loan B of $22.5 million, purchase of the remaining noncontrolling interests of a foreign subsidiary at Angi of $16.0 million, withholding taxes paid on behalf of IAC employees, excluding Angi for stock-based awards that were net settled of $14.6 million and withholding taxes paid on behalf of Angi employees for stock-based awards that were net settled of $5.7 million.

2023
Adjustments to net loss consist primarily of amortization of intangibles of $170.2 million, depreciation of $136.2 million, stock-based compensation expense of $88.1 million, non-cash lease expense of $85.6 million, provision for credit losses of $71.3 million, goodwill impairment of $9.0 million and an unrealized decrease in the estimated fair value of a warrant of $1.3 million, partially offset by an unrealized gain on the investment in MGM of $209.1 million, deferred income taxes of $17.6 million and net gains on investments in equity securities and sales of businesses (including upward and downward adjustments) of $2.5 million. The decrease from changes in working capital include decreases in accounts payable and other liabilities of $82.7 million and operating lease liabilities of $56.4 million, partially offset by a decrease in other assets of $10.0 million, an increase in deferred revenue of $8.7 million and a decrease in accounts receivable of $7.1 million. The decrease in accounts payable and other liabilities is due, in part, to a decrease in accrued employee compensation, due primarily to restructuring related severance payments at Dotdash Meredith and timing of payments, and a decrease in accrued traffic acquisition costs and related payables at Dotdash Meredith and Search. The decrease in operating lease liabilities is due to cash payments on leases net of interest accretion. The decrease in other assets is due, in part, to refunds of pre-acquisition income tax receivables at Dotdash Meredith and timing of payments. The increase in deferred revenue is due primarily to the timing of annual subscription renewals and subscription growth at Care.com and timing of cash receipts at Angi. The decrease in accounts receivable is due primarily to a decrease in revenue relative to the fourth quarter of 2022 at Dotdash Meredith and Search, partially offset by an increase at Angi due to timing of cash receipts.
Net cash used in investing activities includes $320.1 million for the purchases of marketable debt securities, capital expenditures of $126.6 million, primarily related to payment of approximately $80 million for the acquisition of the formerly leased land under IAC's New York City headquarters building as well as investments of $34.0 million in capitalized software at Angi to support its products and services and $103.6 million for the purchase of additional shares of Turo Inc. ("Turo"), partially offset by maturities of marketable debt securities of $387.5 million, proceeds from the sales of assets of $29.0 million, including $28.2 million related to the sale of a building at Dotdash Meredith, a decrease in notes receivable of $11.3 million and net proceeds from the sale of businesses and investments of $9.2 million.
Net cash used in financing activities includes the repurchase of 3.2 million shares of IAC common stock, on a settlement date basis, for $165.6 million at an average price of $51.00 per share, principal payments on Dotdash Meredith Term Loan A and Dotdash Meredith Term Loan B of $22.5 million, withholding taxes paid on behalf of IAC employees, excluding Angi, for stock-based awards that were net settled of $8.3 million, withholding taxes paid on behalf of Angi employees for stock-based awards that were net settled of $4.8 million and the repurchase of 1.1 million shares of Angi Class A common stock, on a settlement date basis, for $3.4 million at an average price of $3.22 per share.
Liquidity and Capital Resources
Investment in MGM
At September 30, 2024, the Company owns 64.7 million common shares of MGM. Based on the number of MGM common shares outstanding at September 30, 2024, the Company owns 21.8% of MGM.
Investment in Turo
The Company net settled its Turo warrant on July 23, 2024 (the warrant expiration date) for 4.5 million shares of Series E-2 preferred stock, bringing IAC's ownership percentage in Turo to approximately 32% at September 30, 2024.
Share Repurchase Authorizations and Activity
At November 8, 2024, IAC has 3.7 million shares remaining in its share repurchase authorization.
During the nine months ended September 30, 2024, Angi repurchased 11.4 million shares of its Class A common stock, on a trade date basis, at an average price of $2.25 per share, or $25.6 million in aggregate. During the fourth quarter of 2023, Angi announced its intent to repurchase the 14.0 million shares remaining in its stock repurchase authorization from March 2020 (the "2020 Share Authorization"). On August 2, 2024, the board of directors of Angi approved a new stock repurchase authorization of 25 million shares (the "2024 Share Authorization"). As of August 19, 2024, Angi had no shares remaining under the 2020 Authorization. From October 1, 2024 through November 8, 2024, Angi repurchased an additional 1.1 million shares of its common stock, on a trade date basis, at an average price of $2.49 per share, or $2.8 million in aggregate. As of November 8, 2024, Angi had 23.1 million shares remaining in its 2024 Share Authorization.

IAC and Angi may repurchase shares pursuant to their repurchase authorizations over an indefinite period of time in the open market and in privately negotiated transactions, depending on those factors management deems relevant at any particular time, including, without limitation, market conditions, price and future outlook.
Contractual Obligations
At September 30, 2024, there were no material changes to the Company's contractual obligations disclosures as of December 31, 2023, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.
Capital Expenditures
The Company anticipates that it will need to make capital expenditures in connection with the development and expansion of its operations. The Company's 2024 capital expenditures are expected to be lower than its 2023 capital expenditures of $141.4 million by approximately 45% to 50%, due primarily to the acquisition of the formerly leased land under IAC's New York City headquarters building in 2023, partially offset by an increase related to capitalized software at Angi.
Liquidity Assessment
On a consolidated basis, the Company generated positive cash flows from operating activities of $244.4 million for the nine months ended September 30, 2024; excluding the positive cash flows from operating activities of $115.9 million and $113.3 million generated by Angi and Dotdash Meredith, respectively, the Company generated positive cash flows from operating activities of $15.3 million.
At September 30, 2024, the Company's consolidated cash, cash equivalents and marketable securities, excluding MGM, were $1.7 billion, of which $395.2 million and $264.0 million was held by Angi and Dotdash Meredith, respectively. The Company's consolidated debt includes approximately $1.5 billion, which is the liability of Dotdash Meredith Inc., and $500.0 million, which is the liability of ANGI Group, a subsidiary of Angi.
The Dotdash Meredith Credit Agreement contains covenants that would limit Dotdash Meredith’s ability to pay dividends, incur incremental secured indebtedness, or make distributions or certain investments in the event a default has occurred or if Dotdash Meredith’s consolidated net leverage ratio exceeds 4.0 to 1.0, subject to certain available amounts as defined in the Dotdash Meredith Credit Agreement. This ratio was exceeded for the test period ended September 30, 2024. The Dotdash Meredith Credit Agreement also permits IAC to, among other things, contribute cash to Dotdash Meredith which will provide additional liquidity to ensure that Dotdash Meredith does not exceed certain consolidated net leverage ratios for any test period, as further defined in the Dotdash Meredith Credit Agreement. In connection with these capital contributions, Dotdash Meredith may make distributions to IAC in amounts not more than any such capital contributions, provided that no default has occurred and is continuing. Such capital contributions and subsequent distributions impact the consolidated net leverage ratios of Dotdash Meredith. During the three and nine months ended September 30, 2024, the Company contributed $20 million and $125 million, respectively, to Dotdash Meredith, following which Dotdash Meredith distributed $20 million in October 2024 back to the Company. During the three and nine months ended September 30, 2024, Dotdash Meredith distributed back to the Company $50 million and $210 million, respectively, including $105 million in January 2024 related to the Company's contribution in December 2023. See "Note 3—Long-term Debt" to the financial statements included in "Item 1. Consolidated Financial Statements" for additional information.
Angi is an independent public company with its own public shareholders and board of directors and has no obligation to provide the Company with funds. As a result, the Company cannot freely access the cash of Angi and its subsidiaries.
The Company's liquidity could be negatively affected by a decrease in demand for its products and services due to economic or other factors.
The Company believes Angi's and Dotdash Meredith's existing cash, cash equivalents and expected positive cash flows from operations, and the Company's existing cash and cash equivalents, marketable debt securities and expected positive cash flows from operations, excluding Angi and Dotdash Meredith, will be sufficient to fund their respective normal operating requirements, including capital expenditures, debt service, the payment of withholding taxes paid on behalf of employees for net-settled stock-based awards and investing and other commitments for the next twelve months. The Company may need to raise additional capital through future debt or equity financing to make acquisitions and investments. Additional financing may not be available on terms favorable to the Company, or at all, and may also be impacted by any disruptions in the financial markets. The indebtedness at Dotdash Meredith and Angi could further limit the Company's ability to raise additional financing.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Equity Price Risk
At September 30, 2024, the Company owns 64.7 million common shares of MGM. During the fourth quarter of 2023, due to MGM's ongoing share repurchase program, which passively increased the Company's ownership interest, the Company determined that the equity method of accounting applied and elected to account for its investment in MGM pursuant to the fair value option. Prior to the fourth quarter of 2023, the Company's investment in MGM was accounted for as an equity security with a readily determinable fair value, with changes in fair value recognized through income each period. Since the Company has always marked its investment in MGM to fair value through income each period the election of the fair value option results in no change from its historical accounting for this investment. For the three and nine months ended September 30, 2024, the Company recorded unrealized pre-tax losses on its investment in MGM of $346.3 million and $361.8 million, respectively. For the three and nine months ended September 30, 2023, the Company recorded an unrealized pre-tax loss and gain on its investment of MGM of $463.4 million and $209.1 million, respectively.
The cumulative unrealized net pre-tax gain through September 30, 2024 is $1.3 billion. At September 30, 2024 and December 31, 2023, the carrying value of the Company's investment in MGM, which includes the cumulative unrealized pre-tax gains, was $2.5 billion and $2.9 billion, or approximately 26% and 28% of the Company's consolidated total assets, respectively. A $2.00 increase or decrease in the share price of MGM would result in an unrealized gain or loss, respectively, of $129.4 million. At November 8, 2024, the fair value of the Company's investment in MGM was $2.4 billion. The Company's results of operations and financial condition have in the past been and may in the future be materially impacted by increases or decreases in the price of MGM common shares, which are traded on the New York Stock Exchange.
Interest Rate Risk
At September 30, 2024, the principal amount of the Company's outstanding debt totals $2.02 billion, of which $1.52 billion is the Dotdash Meredith Term Loans, which bear interest at a variable rate, and $500 million is the ANGI Group Senior Notes, which bear interest at a fixed rate.
In March 2023, Dotdash Meredith entered into interest rate swaps on the Dotdash Meredith Term Loan B for a total notional amount of $350 million, which synthetically converted a portion of the Dotdash Meredith Term Loan B from a variable rate to a fixed rate to manage interest rate exposure for the period commencing April 3, 2023 and ending April 1, 2027, and applies hedge accounting to these contracts. See "Note 1—The Company and Summary of Significant Accounting Policies" and "Note 3—Long-term Debt" to the financial statements included in "Item 1—Consolidated Financial Statements" for more information. The fair value of the interest rate swaps is determined using discounted cash flows derived from observable market prices, including swap curves, and represents what Dotdash Meredith would pay or receive to terminate the swap agreements. Dotdash Meredith intends to continue to meet the conditions for hedge accounting, however, if these interest rate swaps were not highly effective in offsetting cash flows attributable to the hedged risk, the changes in the fair value of the interest rate swaps used as hedges could have a significant impact on future results of operations.
During the nine months ended September 30, 2024, adjusted term secured overnight financing rate ("Adjusted Term SOFR") for the Dotdash Meredith Term Loans decreased an average of approximately 12 basis points relative to December 31, 2023. This decrease was largely in the three months ended September 30, 2024 and, therefore, had Adjusted Term SOFR been unchanged during the nine months ended September 30, 2024, the impact of this decrease would have had a nominal effect on interest expense. At September 30, 2024, the outstanding balance of $1.22 billion related to the Dotdash Meredith Term Loan B bore interest at Adjusted SOFR, subject to a minimum of 0.50%, plus 4.00%, or 9.30%, and the outstanding balance of $301.9 million related to the Dotdash Meredith Term Loan A bore interest at Adjusted Term SOFR plus 2.25%, or 7.68%. If Adjusted Term SOFR were to increase or decrease by 100 basis points, the annual interest expense on the Dotdash Meredith Term Loans, net of the impact related to the $350 million in notional amount of interest rate swaps, would increase or decrease by $11.6 million.
If market rates decline relative to interest rates on the ANGI Group Senior Notes, the Company runs the risk that the related required interest payments will exceed those based on market rates. A 100-basis point increase or decrease in the level of interest rates would, respectively, decrease or increase the fair value of the fixed-rate debt by $17.5 million. Such potential increase or decrease in fair value is based on certain simplifying assumptions, including an immediate increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period, nor changes in the credit profile.

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
During the quarter ended September 30, 2024, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Shareholder Litigation Arising Out of the Match Separation
This shareholder class action pending in Delaware state court is described in detail under the captions Part I-Item 3-Legal Proceedings of our Annual Report on Form 10-K for the year ended December 31, 2023 (pages 34-35). See In re Match Group, Inc. Stockholder Litigation, No. 2020-0505 (Delaware Chancery Court). This lawsuit alleges that the terms of the Match Separation (as defined on page 32 of this quarterly report) are unfair to the former Match Group, Inc. public shareholders and unduly beneficial to IAC as a result of undue influence by IAC and Mr. Diller over the then Match Group, Inc. directors who unanimously approved the transaction and asserts a variety of claims. As previously reported, the Delaware Chancery Court granted the defendants’ motion to dismiss the action in September 2022, and the plaintiffs appealed to the Delaware Supreme Court. Following oral argument on the plaintiffs’ appeal, in May 2023, the Delaware Supreme Court issued an order directing the parties to submit supplemental briefing on the correct legal standard governing judicial review of the Match Separation, namely whether review under the more deferential business-judgment rule is triggered when such a transaction has been approved by either a committee of independent directors or a majority vote of the minority stockholders. Supplemental briefing was completed in September 2023 and the court heard further oral argument from the parties in December 2023.

On April 4, 2024, the Delaware Supreme Court issued its decision, holding that: (i) in order to be subject to review under the more deferential business-judgment rule, rather than “entire fairness” review, the Match Separation transaction must have been approved by both a committee of independent directors and a majority vote of the Match Group, Inc. minority shareholders, (ii) the Chancery Court correctly ruled that the plaintiffs had pleaded sufficient facts to call into question the independence of one of the three members of the special committee that had negotiated and approved the transaction, (iii) the Chancery Court had incorrectly ruled that the plaintiffs had nevertheless failed to call into question the independence of the special committee as a whole, because all members of the committee must be independent in order for the committee as a whole to be independent, and (iv) the Chancery Court had correctly dismissed the plaintiffs’ derivative claims for lack of standing, leaving only their direct claims for adjudication. The Delaware Supreme Court remanded the case to the Chancery Court for further proceedings.

On October 2, 2024, the Chancery Court issued an order: (i) granting Mr. Diller’s motion to dismiss the claims asserted against him individually and (ii) denying the motion to dismiss filed by five individual defendants who, at the time of the approval of the Match Separation by Match Group, Inc.'s board of directors, were both Match Group, Inc. directors and officers or directors of IAC. The case is currently in discovery. IAC remains confident in its ability to prevail on the merits and will continue to defend vigorously against the allegations in this litigation.

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

Actual results could differ materially from those contained in these forward-looking statements for a variety of reasons, including, among others: (i) our ability to market our products and services in a successful and cost-effective manner, (ii) the display of links to websites offering our products and services in a prominent manner in search results, (iii) changes in our relationship with (or policies implemented by) Google, (iv) our ability to compete with generative artificial intelligence technology and the related disruption to marketing technologies, (v) the failure or delay of the markets and industries in which our businesses operate to migrate online and the continued growth and acceptance of online products and services as effective alternatives to traditional products and services, (vi) our continued ability to develop and monetize versions of our products and services for mobile and other digital devices, (vii) adverse economic events or trends that adversely impact advertising spending levels, (viii) the ability of our Digital business to successfully expand the digital reach of our portfolio of publishing brands, (ix) our continued ability to market, distribute and monetize our products and services through search engines, digital app stores, advertising networks and social media platforms, (x) risks related to our Print business (declining revenue, increased paper and postage costs, reliance on a single supplier to print our magazines and potential increases in pension plan obligations), (xi) our ability to establish and maintain relationships with quality and trustworthy professionals and caregivers, (xii) the ability of Angi to expand its pre-priced offerings, while balancing the overall mix of service requests and directory services on Angi platforms, (xiii) the ability of Angi to continue to generate leads for professionals given changing requirements applicable to certain communications with consumers, (xiv) our ability to access, collect and use personal data about our users and subscribers, (xv) our ability to engage directly with users, subscribers, consumers, professionals and caregivers on a timely basis, (xvi) the ability of our Chairman and Senior Executive, certain members of his family and our Chief Executive Officer to exercise significant influence over the composition of our board of directors, matters subject to stockholder approval and our operations, (xvii) risks related to our liquidity and indebtedness (the impact of our indebtedness on our ability to operate our business, our ability to generate sufficient cash to service our indebtedness and interest rate risk), (xviii) our inability to freely access the cash of Dotdash Meredith and/or Angi and their respective subsidiaries, (xix) dilution with respect to investments in IAC and Angi (xx) our ability to compete, (xxi) adverse economic events or trends (particularly those that adversely impact consumer confidence and spending behavior), either generally and/or in any of the markets in which our businesses operate, as well as geopolitical conflicts, (xxii) our ability to build, maintain and/or enhance our various brands, (xxiii) our ability to protect our systems, technology and infrastructure from cyberattacks and to protect personal and confidential user information (including credit card information), as well as the impact of cyberattacks experienced by third parties, (xxiv) the occurrence of data security breaches and/or fraud, (xxv) increased liabilities and costs related to the processing, storage, use and disclosure of personal and confidential user information, (xxvi) the integrity, quality, efficiency and scalability of our systems, technology and infrastructure (and those of third parties with whom we do business) and (xxvii) changes in key personnel.
Certain of these and other risks and uncertainties are discussed in our filings with the SEC, including under the caption Part I-Item 1A-Risk Factors of our annual report on 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on February 29, 2024 (the "Annual Report"). Other unknown or unpredictable factors that could also adversely affect IAC's business, financial condition and results of operations may arise from time to time. In light of these risks and uncertainties, the forward-looking statements discussed in this quarterly report may not prove to be accurate. Accordingly, you should not place undue reliance on these forward-looking statements, which only reflect the views of IAC management as of the date of this quarterly report. IAC does not undertake to update these forward-looking statements.
Risk Factors
There have been no material changes to the risk factors disclosed in Part I-Item 1A-Risk Factors of our Annual Report. In addition to the other information set forth in this quarterly report, you should carefully consider the risk factors discussed under the caption Part I-Item 1A-Risk Factors of our Annual Report, any or all of which could materially and adversely affect IAC's business, financial condition or results of operations. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect IAC's business, financial condition and/or results of operations.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
The Company did not issue or sell any shares of its common stock or any other equity securities pursuant to unregistered transactions during the quarter ended September 30, 2024.

Issuer Purchases of Equity Securities
The Company did not purchase any shares of its common stock during the quarter ended September 30, 2024. As of that date, 3,686,692 shares of IAC common stock remained available for repurchase under the Company's previously announced June 2020 repurchase authorization. The Company may repurchase shares of its common stock pursuant to this repurchase authorization over an indefinite period of time in the open market and in privately negotiated transactions, depending on those factors IAC management deems relevant at any particular time, including (without limitation) market conditions, share price and future outlook.

Item 5. Other Information
Rule 10b5-1 Trading Plans
During the quarter ended September 30, 2024, none of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading plan or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S‑K).
Item 6.    Exhibits
The documents set forth below, numbered in accordance with Item 601 of Regulation S-K, are filed herewith, incorporated by reference to the location indicated or furnished herewith.

Exhibit Number	Description	Location
3.1	Restated Certificate of Incorporation of IAC Inc.	Exhibit 3.1 to the Registrant Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2024.
3.2	Restated Certificate of Incorporation of IAC/InterActiveCorp (effective as of June 30, 2020).	Exhibit 3.1(c) to the Registrant’s Current Report on Form 8-K filed on July 2, 2020.
3.3	Certificate of Amendment of Restated Certificate of Incorporation of IAC/InterActiveCorp (effective as of May 25, 2021).	Exhibit 4.2 to Post-Effective Amendment No. 1 on Form S-8 to Registration Statement on Form S-4 (File No. 333-251656), filed by the Registrant on May 26, 2021.
3.4	Certificate of Amendment of Restated Certificate of Incorporation of IAC/InterActiveCorp (effective as of August 11, 2022).	Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on August 12, 2022.
3.5	Certificate of Amendment of Restated Certificate of Incorporation of IAC Inc. (effective as of June 12, 2024).	Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on June 13, 2024.
3.6	Certificate of Designations of Series A Cumulative Preferred Stock.	Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on July 2, 2020.
3.7	Amended and Restated By-Laws of IAC Inc.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on September 18, 2023.
31.1	Certification of the Chairman and Senior Executive pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.(1)
31.2	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.(1)
31.3	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.(1)
32.1	Certification of the Chairman and Senior Executive pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.(2)

32.2	Certification of the Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.(2)
32.3	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.(2)
101.INS	Inline XBRL Instance.(1)	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema.(1)
101.CAL	Inline XBRL Taxonomy Extension Calculation.(1)
101.DEF	Inline XBRL Taxonomy Extension Definition.(1)
101.LAB	Inline XBRL Taxonomy Extension Labels.(1)
101.PRE	Inline XBRL Taxonomy Extension Presentation.(1)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
_______________________________________________________________________________
(1)Filed herewith.
(2)Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	November 12, 2024
IAC INC.

		By:	/s/ CHRISTOPHER HALPIN
Christopher Halpin
Executive Vice President, Chief Financial Officer and Chief Operating Officer

Signature	Title	Date
/s/ CHRISTOPHER HALPIN	Executive Vice President, Chief Financial Officer and Chief Operating Officer	November 12, 2024
Christopher Halpin