Form 10-K
period 2024-12-31
IAC Inc.
filed 2025-02-28
CIK 1800227

As filed with the Securities and Exchange Commission on February 28, 2025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2024
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒   No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of February 7, 2025, the following shares of the registrant's Common Stock were outstanding:

Common Stock	77,493,837
Class B Common Stock	5,789,499
Total	83,283,336
The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2024 was $3,558,323,640. For the purpose of the foregoing calculation only, all directors and executive officers of the registrant are assumed to be affiliates of the registrant.
Documents Incorporated By Reference:
Portions of the registrant's proxy statement for its 2025 Annual Meeting of Stockholders are incorporated by reference into Part III herein.

PART I
Item 1.    Business
OVERVIEW
Who We Are
IAC is today comprised of category leading businesses, including Dotdash Meredith Inc., Angi Inc. and Care.com, as well as others ranging from early stage to established businesses. IAC also holds strategic equity positions in businesses across several industries, including in MGM Resorts International and Turo Inc.

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
In 2017, we completed the combination of the businesses in our former HomeAdvisor financial reporting segment with those of Angie’s List, Inc. under a new public company, ANGI Homeservices Inc. (now known as Angi Inc.), that we control. And in 2018, through this entity we acquired Handy Technologies, Inc., a leading platform in the United States for connecting consumers looking for household services with top-quality, pre-screened independent home professionals.
In February 2020, we acquired Care.com, a leading online destination for families to connect with caregivers for their children, aging parents, pets and homes, and for caregivers to connect with families seeking care services. In June 2020, we completed the separation of our online dating businesses into an independent public company, Match Group, Inc.
In May 2021, we completed the spin-off of our full stake in our Vimeo business, after which Vimeo, Inc. (formerly Vimeo Holdings, Inc. (“Vimeo”)) became an independent public company. In December 2021, through Dotdash Media Inc., we completed the acquisition of Meredith Holdings Corp., owner of a portfolio of publishing brands. Following this acquisition, we refer to the combined entity, which operates the brands and businesses of our former Dotdash financial reporting segment and those of Meredith Holdings Corp., as Dotdash Meredith Inc. (“Dotdash Meredith”).
In November 2022, we completed the sale of Bluecrew, a technology driven staffing platform exclusively for flexible W-2 work. On February 15, 2024, we completed the sale of assets of Mosaic Group, a leading developer and provider of global subscription mobile applications, for approximately $160 million.
Lastly, we hold meaningful minority stakes in MGM Resorts International, a leader in gaming, hospitality and leisure, and Turo Inc., a car sharing marketplace, as well as a controlling interest in Vivian Health, a platform to efficiently connect healthcare professionals with job opportunities.

On January 13, 2025, IAC announced that its board of directors approved a plan to spin off its full stake in Angi Inc. (“Angi”) to IAC stockholders. The Company intends to effect the spin-off through a dividend to the holders of its common stock and Class B common stock of all of the common stock of Angi owned by the Company (the “Distribution”). Prior to the effective time of the Distribution, the Company intends to voluntarily convert all of the shares of Class B common stock of Angi that it owns to shares of Class A common stock of Angi. The completion of the Distribution remains subject to customary conditions and to the final approval of IAC's board of directors and may not be completed, on the anticipated terms or at all. IAC expects to complete the Distribution as soon as March 31, 2025.

EQUITY OWNERSHIP AND VOTE
IAC has outstanding shares of common stock, with one vote per share, and shares of Class B common stock, with ten votes per share and which are convertible into shares of common stock on a one-for-one basis. As of the date of this report, Barry Diller, IAC’s Chairman and Senior Executive, his spouse (Diane von Furstenberg) and his stepson (Alexander von Furstenberg), collectively hold (directly and through certain trusts) 5,789,499 shares of Class B common stock, representing 100% of the outstanding shares of Class B common stock. Together with shares of common stock held as of the date of this report by Mr. Diller (172,708), Mr. von Furstenberg (81,348), a trust for the benefit of certain members of Mr. Diller’s family (136,711) and a family foundation (1,711), these holdings collectively represent approximately 43% of the total outstanding voting power of IAC (based on the number of shares of IAC common and Class B common stock outstanding on February 7, 2025). As of the date of this report, Mr. Diller also holds 1,000,000 vested options to purchase shares of IAC common stock.
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
These Digital and Print businesses engage consumers across multiple media platforms and formats, as well as through licensing arrangements and magazines. Dotdash Meredith's portfolio of publishing brands (by vertical, brand and format) is as follows:
•Entertainment: PEOPLE (digital and print), Entertainment Weekly (digital) and People en Español (digital);
•Lifestyle: allrecipes (digital and print), Better Homes & Gardens (digital and print), Southern Living (digital and print), TRAVEL + LEISURE (digital and print), FOOD & WINE (digital and print), REAL SIMPLE (digital and print), InStyle (digital), EatingWell (digital and print), The Spruce (digital), Simply Recipes (digital), The Spruce Eats (digital), Martha Stewart (digital), Serious Eats (digital), Lifewire (digital), MAGNOLIA JOURNAL (print), BYRDIE (digital), Liquor.com (digital), Shape (digital), The Spruce Pets (digital), ThoughtCo (digital), Midwest Living (digital and print), Brides (digital), Daily Paws (digital), The Spruce Crafts (digital), TripSavvy (digital), Treehugger (digital), Life.com (digital), MyDomaine (digital), CookingLight (print), COASTAL LIVING (print), Hello Giggles (digital), Successful Farming (digital and print), American Patchwork & Quilting (digital and print), WOOD (digital and print) and TRADITIONAL HOME (print); and

•Health & Finance (all digital): Verywell Health, Investopedia, Health, Parents, Verywell Mind, Verywell Fit and The Balance.
Digital
The Digital business delivers digital content through a portfolio of brands that have leadership in those subject areas that Dotdash Meredith believes matter most to consumer audiences (including entertainment, food, home, beauty, travel, health, family, luxury and fashion). The Digital business provides original and engaging digital content in a variety of formats, including articles, illustrations, videos and images, working with hundreds of experts in their respective fields (including doctors, chefs and certified financial advisors, among others) to create and produce thousands of pieces of original content that we publish across our portfolio of brands.
Through the Digital business, we offer a variety of digital advertising products and services, from traditional digital display advertisements and performance marketing arrangements to new advertising products and services developed in response to evolving digital advertising trends, such as D/Cipher. Our D/Cipher product allows advertisers to target users based on intent. For example, when users visit one of Dotdash Meredith’s digital brands, D/Cipher predicts what advertising marketing segments are relevant to the reader, based on their intent, in real time. D/Cipher reaches users on all devices, including Apple (iOS) audiences and can be accessed through premium direct and programmatic ad channels.
Print
Through the Print business, we are a leading magazine publisher in the United States. The Print business published 18 magazines as of December 31, 2024, as well as approximately 370 special interest publications during the year ended December 31, 2024.
Print editorial teams create premium content covering subjects that Dotdash Meredith believes matter most to consumer audiences in a format that it believes consumers enjoy for its convenience and thoughtful editorial curation. The majority of the publishing brands and content within the Print business (for example, PEOPLE, Better Homes & Gardens and Southern Living) is focused on interests related to women and lifestyle. In addition, special interest publications provide in-depth information, education and entertainment on single topics and trends that Dotdash Meredith believes are timely and relevant to consumer audiences (including food, home, entertainment and health and wellness). Most special interest publications have a high ratio of editorial to advertising content and are premium priced (for consumers) relative to subscription titles.

The Print business distributes print magazines on a subscription basis (both direct and via agency partners) and through newsstands, with the majority of distribution occurring on a subscription basis. The Print business had approximately 16.1 million active subscriptions as of December 31, 2024. The majority of Dotdash Meredith subscription publications are issued between four and twelve times annually, with PEOPLE issued weekly. Single copies of subscription and special interest publications are sold through newsstands.
Revenue
Dotdash Meredith revenue consists of digital and print revenue. Digital revenue consists principally of advertising, performance marketing and licensing and other revenue. Print revenue consists principally of subscription, advertising, project and other, newsstand and performance marketing revenue.
Digital. Advertising revenue is generated primarily through digital advertisements sold by Dotdash Meredith's sales team directly to advertisers or through advertising agencies and programmatic advertising networks. Performance marketing revenue includes commissions generated through affiliate commerce, affinity marketing channels and performance marketing. Affiliate commerce commission revenue is generated when Dotdash Meredith's branded content refers consumers to commerce partner websites resulting in a purchase or transaction. Affinity marketing programs are arrangements where Dotdash Meredith acts as an agent for both Dotdash Meredith and third-party publishers to market and place magazine subscriptions online. Licensing and other revenue include symbolic licenses, which include direct-to-retail product partnerships based on Dotdash Meredith's brands, and functional licenses, which consist of content use and distribution relationships, including utilization in large-language models and other artificial intelligence-related activities.
Print. Subscription revenue relates to the sale of Dotdash Meredith magazine subscriptions, including digital editions. Dotdash Meredith sells both print and digital subscriptions through online retailers, direct mail advertising, other online advertising and third-party agents. Print advertising revenue relates to the sale of advertising in magazines directly to advertisers or through advertising agencies. Project and other revenue relates to other revenue streams that are primarily project based and may relate to any one or combination of the following activities: audience targeting advertising, custom publishing, content strategy and development, email marketing, social media, database marketing and search engine optimization. Newsstand revenue is related to single copy print magazines or bundles of single copy magazines sold to wholesalers for resale on newsstands. Performance marketing principally consists of affinity marketing revenue, in connection with which Dotdash Meredith partners with traditional customer facing channels (such as brick and mortar retailers and call centers) to place print magazine subscriptions for third-party publishers.
Marketing
The Digital business markets its digital content through a full suite of digital distribution channels, as well as via direct navigation to its various branded websites. The Print business markets its content through a variety of channels, including direct mail, search engines, social media, email, websites, affiliate links and third-party partnerships. Dotdash Meredith prefers a subscription-focused distribution approach for print publications because it believes that this approach fosters long-term, direct relationships with consumers and creates greater monetization opportunities.
Competition
The Digital business is characterized by ever evolving technology, frequent product evolution and changing preferences of consumers, advertisers and marketers. Digital media is intensely competitive, particularly for consumer attention (both attracting and retaining), driving traffic to various Dotdash Meredith Digital brands through search engines (and the display of information from such brands and links to websites offering Dotdash Meredith content within search engine results) and spending from advertisers and marketers. In the case of the Digital business, competitors primarily include diversified multi-platform media companies, other online publishers and destination websites with brands in similar vertical content categories, news aggregators, search engines, social media platforms and generative artificial intelligence (“GAI”) services. Some of these competitors may have longer operating histories, greater brand recognition, larger user bases and/or greater financial, technical or marketing resources than Dotdash Meredith does. As a result, these competitors may have the ability to devote comparatively greater resources to the development and promotion of their digital content, which could result in greater market acceptance of their digital content relative to Dotdash Meredith digital content.
Print publishing is a highly competitive business. Dotdash Meredith Print magazines and related publishing products and services compete primarily with other print magazine publishers, as well as other mass media (online and offline) and many other leisure-time activities. While competition is strong for established print magazine brands, gaining readership and advertising support for new print magazines is especially competitive and a launch would require significant investment over a multi-year endeavor.

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
•the ability to continue to attract (and increase) traffic to Digital publishing brands through search engines, including the ability to ensure that information from such brands and related links are displayed prominently in search engine results, as well as the ability to respond to changes in the usage and functioning of search engines and the introduction of new means for consumers to obtain information powered by generative artificial intelligence;
•the ability to continue to build and maintain brand recognition, trust and loyalty across the Dotdash Meredith portfolio of publishing brands;
•the performance and visibility of the Dotdash Meredith portfolio of publishing brands (primarily across digital platforms) relative to those of its competitors;
•the ability to continue to grow and diversify monetization solutions, including advertising, e-commerce and affiliate relationships, performance marketing, licensing arrangements and other solutions;
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
•the ability to maintain print advertising rates and the number of pages sold by brand and issue;
•the prices charged for print magazines; and
•the ability to provide quality customer service to advertisers, marketers and subscribers.

Angi
Overview
Angi is a publicly traded company that connects quality home professionals with consumers across more than 500 different categories, from repairing and remodeling homes to cleaning and landscaping. Approximately 168,000 transacting professionals actively sought consumer matches, completed jobs or advertised work through Angi platforms during the three months ended December 31, 2024. Additionally, consumers turned to at least one of Angi's businesses to find a professional for approximately 17 million projects during the twelve months ended December 31, 2024. At December 31, 2024, IAC’s economic interest and voting interest in Angi were 85.3% and 98.3%, respectively.
Following the sale of Total Home Roofing, LLC (“Roofing”) on November 1, 2023, our Angi segment has three operating segments: (i) Ads and Leads, (ii) Services and (iii) International (Europe and Canada), with the various businesses within those segments operating under multiple brands and the historical results of Roofing reflected in Emerging & Other.
In the United States, Angi, through several differentiated experiences, provides consumers with tools and resources to help them find local, pre-screened and customer-rated professionals, refers consumers to independently established home professionals engaged in a trade, occupation and/or businesses that customarily provides such services and provides consumers with tools to communicate with professionals and pay for related services. Consumers are generally presented with a combination of Ads, Leads and/or Services professionals depending on the nature of the service request and the path through which it was submitted. Professionals are presented to consumers by way of Angi's proprietary algorithm, based on several factors (including the type of services desired, location, job date and time, and/or the number of professionals available to fulfill the request).
In the case of:

•Ads and Leads, professionals pay for connections to consumers; and
•Services, consumers make payment through the Angi platform for a specific job and professionals accept and complete the job and receive a portion of the job fee.
Domestic
In the United States, the Company, through several differentiated experiences, provides consumers with tools and resources to help them find local, pre-screened and customer-rated professionals, refers consumers to independently established home professionals engaged in a trade, occupation and/or businesses that customarily provides such services and provides consumers with tools to communicate with professionals and pay for related services. Consumers are generally presented with a combination of Ads, Leads and/or Services professionals depending on the nature of the service request and the path through which it was submitted. Professionals are presented to consumers by way of our proprietary algorithm, based on several factors (including the type of services desired, location, job date and time, and/or the number of professionals available to fulfill the request).
In the case of:

•Ads and Leads, professionals pay for connections to consumers; and
•Services, consumers make payment through the Angi platform for a specific job and professionals accept and complete the job and receive a portion of the job fee.

Consumers

Consumers can connect with professionals across more than 500 service categories in our nationwide network through our digital marketplace and certain third-party affiliate platforms. In some cases, consumers can pay directly on the Angi platform for requested home services as well as select third-party retail partners (online and in store, where available) for assembly, installation and other related services to be fulfilled by professionals referred by Angi. Consumers can access our network and related basic tools and services, free of charge upon registration, as well as by way of purchased membership packages. This includes consumers access to our online True Cost Guide, which provides project cost information for hundreds of project types nationwide, ratings, reviews, and certain promotions, as well as a library of home services-related content consisting primarily of articles about home improvement, repair and maintenance, tools to assist consumers with the research, planning and management of their projects, and general advice for working with professionals.

In each of Ads, Leads and Services, professionals may contact consumers who have selected them, and consumers can generally review profiles, ratings and reviews of presented professionals and select the professional whom they believe best meets their specific needs. Consumers are under no obligation to work with any professional(s) referred by or found through any of our branded or third-party affiliate platforms. Consumers can rate professionals on a one to five star rating scale based on a variety of criteria, including, but not limited to, overall experience, availability, price, quality, responsiveness, punctuality and professionalism, depending on the type of service provided. Ratings on each applicable criterion are weighted across all reviews submitted for a given professional to produce such professional’s overall rating. Consumers can also provide a detailed description of their experiences with professionals. Ratings and reviews cannot be submitted anonymously and there are processes in place to prevent professionals from reporting on themselves or their competitors, as well as to detect fraudulent or otherwise problematic reviews.
Professionals

In order to become an approved professional in the Angi network, professionals must satisfy certain criteria. Generally, professionals with an average consumer rating below a “3” are not eligible for an approved status. In addition to retaining the requisite member rating, the owners or principals of businesses affiliated with professionals must pass certain criminal background checks and attest to applicable state and local licensure requirements. If an approved professional fails to meet any eligibility criteria during the applicable contract term, refuses to participate in our complaint resolution process, and/or engages in what we determine to be prohibited behavior through any of our platforms, existing service and access to the platform will be subject to termination.

Once eligibility criteria are satisfied, professionals are approved and can purchase service and be referred to consumers utilizing our proprietary algorithm. Services professionals pay fees for such referrals, however, there is no charge to enroll and no charge to view and select a requested service once enrolled. Our Ads and Leads business sells memberships, term-based website, mobile, and magazine advertising and, beginning in 2024, subscriptions to approved professionals through our salesforce and online, as well as provides them with a variety of services. The membership package includes membership in our digital marketplace, as well as access to consumer referrals (for which additional fees are generally paid) and a listing in our online directory and certain other affiliated directories. Basic annual membership also includes a business profile page on HomeAdvisor.com and Angi.com, a mobile application and access to various online tools designed to help professionals more effectively market to, manage and connect with, consumers to whom they have been referred. In 2025, it is expected that Ads and Leads professionals will only be able to participate in the following three types of offerings: full-priced leads within a monthly budget, access to discounted leads in a subscription package, and/or double opt-in leads on an a-la-carte basis.

International (Europe and Canada)
Through the International (Europe and Canada) segment, Angi also owns and operates the following international businesses that connect consumers with professionals, including: (i) HomeStars, MyBuilder, MyHammer, Travaux and Werkspot, leading home services marketplaces in Canada, the United Kingdom, Germany, France and the Netherlands, respectively, (ii) the Austrian operations of MyHammer and (iii) the Italian operations of Werkspot. The business models of these businesses differ in certain respects from the business models of Angi’s various domestic businesses.

Revenue
Ads and Leads revenue includes consumer connection revenue, which comprises fees paid by professionals for consumer matches (regardless of whether the professional ultimately provides the requested service), revenue from professionals under contract for advertising, membership subscription revenue from professionals and consumers and revenue from other services. Consumer connection revenue varies based upon several factors, including the service requested, product experience offered and geographic location of service. Services revenue primarily reflects domestic revenue from pre-priced offerings by which the consumer requests services through an Angi platform and Angi engages a professional to perform the service. International revenue primarily comprises consumer connection revenue for matches between consumers and professionals and membership subscription revenue from professionals.
Marketing
Angi markets its various products and services to consumers primarily through digital marketing (primarily paid and free search engine marketing, display advertising and third-party affiliate agreements), as well as through traditional offline marketing (national television and radio campaigns) and email. Pursuant to third-party affiliate agreements, third parties agree to advertise and promote Angi’s various products and services (and those of its various professionals) on their platforms. In exchange for these efforts, these third parties are paid a fee when visitors from their platforms click through and submit a valid service request through Angi platforms or when visitors submit a valid service request on an affiliate platform and the relevant affiliate transmits the service request to Angi. Angi also markets its various products and services to consumers through relationships with select third-party retail partners and, to a lesser extent, through partnerships with other contextually related websites and direct mail.
Angi markets term-based advertising and related products, as well as matching services and digital marketplace membership subscriptions, to professionals primarily through its sales force. These products and services are also marketed, together with pre-priced offerings and various directories, through paid search engine marketing, digital media advertising and direct relationships with trade associations and manufacturers.
Angi has made (and we expect that it will continue to make) substantial investments in digital and traditional offline marketing to consumers and professionals to promote its various products and services and drive visitors to Angi platforms and professionals.
Competition
The home services industry is highly competitive and fragmented, and in many important respects, local in nature. In the case of Angi, competitors primarily include: (i) search engines and online directories, (ii) home and/or local services-related platforms, (iii) providers of consumer ratings, reviews and referrals and (iv) various forms of traditional offline advertising (primarily local in nature), including radio, direct marketing campaigns, yellow pages, newspapers and other offline directories. These businesses also compete with local and national retailers of home improvement products that offer or promote installation services. We believe Angi’s biggest competition comes from the traditional methods most people currently use to find professionals, which are by word-of-mouth and through referrals.
We believe that the ability of Angi to compete successfully will depend primarily upon the following factors:
•the ability to continue to successfully build and maintain awareness of, and trust and loyalty to, the Angi brand;
•the functionality of Angi websites and mobile applications and the attractiveness of their features and Angi Inc. products and services generally to consumers and professionals, as well as the continued ability to introduce new products and services that resonate with consumers and professionals generally;
•the ability to expand pre-priced offerings, while balancing the overall mix of service requests and directory services on Angi platforms generally;
•the size, quality, diversity and stability of the network of professionals and the breadth of online directory listings;
•the ability to consistently generate service requests and pre-priced bookings through Angi platforms that convert into revenue for professionals in a cost-effective manner;
•the ability to continue to attract (and increase) traffic to Angi brands and platforms through search engines, including the ability to ensure that information from such brands and platforms and related links are displayed prominently in free search engine results and that paid search marketing efforts are cost-effective, as well as the ability to respond to changes in the usage and functioning of search engines and the introduction of new technology;
•the ability to increasingly engage with consumers directly through Angi platforms, including various mobile applications (rather than through search engine marketing or via free search engine referrals); and
•the quality and consistency of professional pre-screening processes and ongoing quality control efforts, as well as the reliability, depth and timeliness of customer ratings and reviews.
Care.com
Overview
Care.com is a leading online destination for families to connect with caregivers for their children, aging parents, pets and homes and for caregivers to connect with families seeking care services. Care.com’s brands include Care For Business, Care.com offerings to enterprises and HomePay.
Services
Care.com primarily provides online consumer matching and, in some cases, consumer payment solutions for families searching for care, as well as enterprise solutions for employers seeking to provide care-related benefits to their employees.

Consumer matching solutions. Through free and paid memberships, Care.com offers a variety of resources designed to help families match with suitable care solutions. A free basic membership provides families with the ability to set up an account, post a job, search and review caregiver profiles and receive applications from background-checked caregivers. To engage with caregivers, families must upgrade to a paid premium membership, which includes all basic membership features, plus the ability to contact caregivers to schedule interviews, purchase additional background checks, reply to applications and messages from caregivers and access certain promotions and discounts. In addition, where available, families can book caregivers for certain care services directly through the platform for a fee and make electronic payments to caregivers through a related payment solution.
Through consumer matching services, families can match with caregivers (in-home and out-of-home) who meet their diverse and evolving care needs (full-time, part-time, long-term, short-term and occasional at irregular intervals). Matching is facilitated by algorithms designed to highlight relevant caregivers (based on certain job requirements and caregiver activity patterns). In-home caregivers create and post detailed Care.com profiles that may include photos, bios, work histories, ratings and reviews, the type of care they primarily provide, their experience, certifications and qualifications, and their availability, hourly rate and payment details, among other information. Before caregivers can communicate directly with families seeking care, they must complete a background check (conducted by a third-party consumer reporting agency). Care.com also offers families and caregivers the ability to purchase multiple levels of additional background check options through a third-party consumer reporting agency. While Care.com strongly believes that CareCheck and the additional background checks are good safety measures, they have limitations and cannot guarantee the future behavior of any caregiver affiliated with Care.com.
Care.com also maintains a Safety Center that provides resources and information designed to help families and caregivers make safer and more informed hiring and job selection decisions, including recommendations for screening, interviewing and the ongoing monitoring of caregivers, as well as recommendations to caregivers for avoiding scams. Care.com also encourages members and caregivers to contact Care.com if they believe another member or caregiver may have violated Care.com's community guidelines.
Out-of-home care-related businesses (such as daycare centers, senior care communities, tutoring companies, camps and activities providers) can also market their services through Care.com.
Consumer tax and payment solutions. Through Care.com, we also offer our HomePay service, a leading tax and payroll product for families who employ nannies, housekeepers or other domestic employees. HomePay is a technology-based, turnkey service that provides household employer-related tax filings at the federal, state and local levels for families who are required to treat their caregivers as household employees and such caregivers' wages exceed the annual reportable threshold amount that would require them to make tax filings. Facilitating household employer-related tax filings helps to ensure that families are able to avail themselves of certain tax credits and savings, which can help mitigate care-related costs. The services also include automated payroll processing ancillary to those tax services. Similarly, caregivers who are paid legally can more easily access a variety of benefits, including unemployment insurance and social security benefits (among others). HomePay is available to anyone (not just Care.com members) for a fee.
Enterprise solutions. Care.com also offers a comprehensive suite of family caregiving benefits and related services that employers can offer as an employee benefit. Currently, employers can choose from a number of services, including:
•consumer matching solutions;
•back-up care services (in-home and in-center) for employees who need alternative care arrangements for their child or senior when their regular caregiver is not available (for example, due to a school closure or caregiver illness);
•on-demand tutoring and college admissions counseling (Care for College);
•access to consultation and referral services to support a wide array of work-life challenges faced by employees, such as senior care planning services to help employees find the most suitable care option for aging family members, access to mental health experts and resources, tutoring and college prep assistance, lactation support, relocation services and financial guidance and legal services (among other services); and
•access to proprietary, members-only discounts on certain nationally recognized brand-name products and services.
Employers generally pay for enterprise solutions on a per-employee, per-year basis. These solutions also provide employers with features that allow them to manage employee access and track aggregate usage. Depending on the suite of services selected and employer preferences, employers may subsidize all, a portion or none of the cost of these solutions for employees. Additionally, employers may add services during the term of their contract on an as-needed basis to enhance the support they provide to their employees.
Revenue

Care.com revenue consists of consumer and enterprise revenue. Consumer revenue is primarily generated through subscription fees from families and caregivers, both domestically and internationally, for Care.com's suite of products and services. Consumer revenue also includes revenue generated through Care.com's comprehensive household payroll and tax support services (HomePay), as well as through contracts with businesses that advertise through Care.com platforms. Enterprise revenue is primarily generated through annual contracts with businesses (employers or re-sellers) that provide access to Care.com’s suite of products and services as an employee benefit.
Marketing

Care.com markets its various products and services to families and caregivers through a diverse mix of free and paid offline and online marketing. Care.com believes that most families and caregivers currently find Care.com through unpaid marketing channels (primarily through word-of-mouth, referrals and online communities and forums), as well as through search engine marketing (free and paid) and repeat users. Paid direct marketing efforts include offline channels, such as network and cable TV, OTT channels and direct mail, as well as through paid search engine marketing, social media advertising, influencer marketing, display advertising, third-party affiliate agreements and select paid job board sites. In addition, Care.com markets its employee-benefit product offerings directly to enterprises through brokers and its own sales team.
Competition

In the case of consumer matching solutions, Care.com primarily competes with traditional offline consumer resources for finding caregivers, as well as online job boards and other online care marketplaces, and online care-related platforms in vertical categories. We believe Care.com’s biggest competition comes from the traditional offline methods, such as word-of-mouth, referrals and online communities and forums. In the case of HomePay, Care.com primarily competes with similar products offered by providers of online and offline payroll services. In the case of its enterprise solutions business, Care.com primarily competes with other providers of employer-sponsored care services and employee benefit products, particularly those that provide back-up child and senior care services.
We believe that Care.com’s ability to compete successfully will depend primarily upon the following factors:

•the volume, quality, diversity and stability of the families and caregivers on Care.com platforms;

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
•the quality, completeness and consistency of caregiver profiles and job postings;
•the reliability of background checks and other safety measures designed to prevent safety incidents;
•the ability to continue to build and maintain awareness of, trust in, and loyalty to, the Care.com brand;
•the ability to continue to expand the enterprise solutions business; and
•the ability to continue to attract (and increase) traffic to Care.com platforms through search engines, including the ability to ensure that links to Care.com platforms are displayed prominently in free search engine results and that paid search marketing efforts are cost-effective, as well as the ability to respond to changes in the usage and functioning of search engines and the introduction of new technology.

Search
Overview
Our Search segment consists of Ask Media Group, a collection of websites providing general search services and information, and a Desktop business, which includes business-to-business partnership operations and the remaining installed base of our legacy direct-to-consumer downloadable desktop applications. Ask Media Group’s websites include, among others: Ask.com, a search site with a variety of fresh and contemporary content (celebrities, culture, entertainment, travel and general knowledge); Reference.com, a search and general knowledge content site that provides content across select vertical categories (history, business and finance and geography, among other verticals); Consumersearch.com, a search and content website that provides content designed to simplify the product research process; and Shopping.net, a vertical shopping search site, each of which contains a mix of search services and/or content targeted to various user or segment demographics.
Products, Services and Content
Through Ask Media Group, we provide search services that generally involve the generation and display on a search results page of a set of hyperlinks to web pages deemed relevant to search queries entered by users. In addition to these algorithmic search results, paid listings are also generally displayed in response to search queries. Paid listings are advertisements displayed on search results pages that generally contain a link to an advertiser’s website. Paid listings are generally displayed based on keywords selected by the advertiser and relevancy to the search query. Through certain of Ask Media Group’s various websites, digital content in a variety of formats, primarily articles with images, is also provided in addition to general search services. Display advertisements and/or native advertising (advertising that matches the look, feel and function of the content alongside which it appears) generally appear alongside digital content.
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
Revenue
Ask Media Group revenue consists principally of advertising revenue generated principally through the display of paid listings in response to search queries, as well as from display advertisements appearing alongside content on its various websites and, to a lesser extent, affiliate commerce commission revenue. The majority of the paid listings displayed by Ask Media Group is supplied to us by Google Inc. (“Google”) pursuant to our services agreement with Google (the “Services Agreement”). Pursuant to the Services Agreement, Ask Media Group businesses transmit search queries to Google, which in turn transmits a set of relevant and responsive paid listings back to these businesses for display in search results. This ad-serving process occurs independently of, but concurrently with, the generation of algorithmic search results for the same search queries. Paid listings are displayed separately from algorithmic search results and are identified as sponsored listings on search results pages. Paid listings are priced on a price-per-click basis and when a user submits a search query through an Ask Media Group business and then clicks on a paid listing displayed in response to the query, Google bills the advertiser that purchased the paid listing and shares a portion of the fee charged to the advertiser with the Ask Media Group business. Ask Media Group recognizes paid listing revenue when it delivers the user's click. In cases where the user’s click is generated due to the efforts of a third-party distributor, we recognize the amount due from Google as revenue and record a payment obligation to the third-party distributor as traffic acquisition costs. See “Item 1A — Risk Factors — Risk Factors — Risks Relating to Our Business, Operations and Ownership — Certain of our businesses depend upon arrangements with Google.”

Revenue from our Desktop business principally consists of advertising revenue generated principally through the display of paid listings in response to search queries. The majority of the paid listings displayed are supplied to us by Google in the manner, and pursuant to the Services Agreement, as described above.
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
•Mosaic Group, a former developer and provider of global subscription mobile applications, for periods prior to the sale of its assets on February 15, 2024, which was accounted for as a sale of a business, for approximately $160 million;
•Roofing, a provider of roof replacement and repair services, for periods prior to its sale on November 1, 2023; and
•Bluecrew, a technology driven staffing platform, for periods prior to its sale on November 9, 2022.
Intellectual Property
We rely heavily upon our trademarks, service marks and related domain names and logos to market our brands and to build and maintain brand loyalty and recognition, as well as upon trade secrets, and regard this intellectual property as critical to our success. We also rely, to a lesser extent upon patented and patent-pending proprietary technologies with expiration dates ranging from various dates in late 2025 to 2035.
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

Because we receive, store and use a substantial amount of information received from or generated by our users and subscribers, we are also impacted by laws and regulations governing privacy, the collection, storage, sharing, use, processing, disclosure and protection of personal data and data security. Examples of comprehensive regulatory initiatives in the area of privacy and data security include a comprehensive European Union privacy and data protection reform, the General Data Protection Regulation (the “GDPR”), which became effective in May 2018. The GDPR, which applies to certain companies that are organized in the European Union or otherwise provide services to (or monitor) consumers who reside in the European Union, imposes significant penalties (monetary and otherwise) for non-compliance, as well as provides a private right of action for individual claimants. The GDPR will continue to be interpreted by European Union data protection regulators, which may require us to make changes to our business practices and could generate additional risks and liabilities. In addition, enforcement actions brought by data protection regulators in European Union member states continue to rise. Furthermore, the GDPR has been influential in the development of comprehensive privacy laws globally, with major trading nations such a Brazil, China, India and the United Kingdom adopting national privacy laws modeled, to an extent, after the GDPR, and raising similar compliance challenges.
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
Moreover, while multiple legislative proposals concerning privacy and the protection of user information are being considered at the federal and state level in the U.S., many U.S. state legislatures have already enacted privacy legislation, one of the strictest and most comprehensive of which is the California Consumer Privacy Act of 2018, which became effective on January 1, 2020 (the “CCPA”). The CCPA provides data privacy rights for California consumers and restricts the ability of certain of our businesses to use personal California user and subscriber information in connection with their various products, services and operations. The CCPA also provides consumers with a private right of action for security breaches, as well as provides for statutory damages. In addition, in November 2020, California voters approved Proposition 24 (the “California Privacy Rights Act of 2020”), which amended certain provisions of the CCPA and became fully enforceable on July 1, 2023. The California Privacy Rights Act of 2020 further restricts the ability of certain of our businesses to use personal California user and subscriber information in connection with their various products and services and/or could impose additional operational requirements on such businesses. Many other U.S. states have passed comprehensive privacy legislation that became effective in 2024 or are expected to become effective in 2025, some of which are similar to the CCPA, as amended by the California Privacy Rights Act of 2020. In addition to these comprehensive laws, new state laws and regulations focused on specific privacy issues, such as biometric privacy, children’s privacy and the use of artificial intelligence, further complicate privacy compliance.
As privacy regulation and related legal challenges continue to evolve, we may need to devote increased resources in connection with compliance efforts generally and/or make changes to our business practices, which could be costly. Furthermore, privacy litigation claims related to the use of standard website technologies that assist in generating revenue from advertising, such as cookies and pixels, and the sharing of personal information with third parties in connection with advertising efforts are becoming increasingly prevalent and could adversely impact our business, financial condition and results of operations. Lastly, the U.S. Federal Trade Commission (the “FTC”) continues to increase its focus on privacy, data sharing and data security practices and we anticipate this focus to continue. If so, we could be subject to various private and governmental claims and actions in this area. See “Item 1A — Risk Factors — Risk Factors — General Risk Factors — The processing, storage, use and disclosure of personal data could give rise to liabilities and increased costs.”

As a provider of certain subscription-based products and services, we are also impacted by laws or regulations affecting whether and how our businesses may periodically charge users for membership or subscription renewals. For example, in November 2024, the FTC amended its Negative Option Rule to impose additional requirements on the marketing and sale of subscription-based products and services, including separate opt-in requirements for subscription sign-ups, clear and conspicuous disclosure of material subscription terms immediately adjacent to where consumers enrolled for a given subscription and ensuring the consumer can cancel a given subscription by way of the same means through which they enrolled (the “Amended Negative Option Rule”). The Amended Negative Option Rule also prohibits misrepresentations in connection with the advertising or offering of a product or service with a negative option feature, which may significantly increase the risk associated with the offering of subscription-based products or services and related advertising. While the Amended Negative Option Rule is being challenged in federal court, its core provisions are expected to become effective in May 2025 and may require changes to the manner in which our businesses market subscription-based products and services. Compliance with the Amended Negative Option Rule could be costly and related changes to our platforms and marketing efforts could adversely affect consumer conversion and renewal rates. The Amended Negative Option Rule also expands the ability of the FTC to seek civil penalties and consumer redress for violations, including for product misrepresentations. In addition, the European Union Payment Services Directive, which became effective in 2018, could impact the ability of certain of our businesses to efficiently process auto-renewal payments for, as well as offer promotional or differentiated pricing to, users who reside in the European Union. Similar laws exist in the U.S., including the federal Restore Online Shoppers' Confidence Act and various U.S. state laws, and legislative and regulatory enactments or amendments are under consideration and being adopted in a number of U.S. states. The adoption of the Amended Negative Option Rule and/or any other law that adversely affects revenue from subscription-based products and services and/or the manner in which we market and sell such products and services could adversely affect our business, financial condition and results of operations, particularly in the case of our Dotdash Meredith, Angi and Care.com businesses.
We are also subject to laws, rules and regulations governing the marketing and advertising activities of our various businesses conducted by or through telephone, email, mobile digital devices and the Internet, including the Telephone Consumer Protection Act of 1991 (the “TCPA”), the Telemarketing Sales Rule, the CAN-SPAM act and similar state laws, rules and regulations, as well as local laws, rules and regulations and relevant agency guidelines governing background screening. See “Item 1A — Risk Factors — Risk Factors — Risks Related to Our Business and Industry — Changes to certain requirements applicable to certain communications with consumers may adversely impact our ability to generate leads for professionals.”
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
In addition, primarily in the case of certain businesses within our Angi segment, we are sensitive to the adoption of worker classification laws, specifically, laws that could effectively require us to change the classification of certain professionals from independent contractors to employees. The Angi businesses sensitive to these laws continue to monitor such laws to ensure compliance and if they are required to reclassify professionals from independent contractors to employees and/or the classification of professionals as independent contractors is challenged for any reason, we could be exposed to various liabilities and additional costs for prior and future periods, including exposure under federal, state and local tax laws, workers’ compensation and unemployment benefits, minimum and overtime wage laws and other labor and employment laws, as well as potential liability for penalties and interest. If the amounts related to such liabilities and additional costs are significant, our business, financial condition and results of operations could be adversely affected. See “Item 8 — Financial Statements and Supplementary Data — Note 15 — Contingencies.”
We are also subject to new laws and regulations being considered and adopted by various state legislatures and federal agencies that regulate the use and disclosure of artificial intelligence (“AI”). Such laws and regulations could adversely impact our ability to effectively incorporate AI into our products and services and/or make it more difficult to transparently market such products and services that incorporate AI.

In addition, we may become subject to various climate disclosure regimes regulating the disclosure of greenhouse gas emissions and related information, such as the European Union’s Corporate Sustainability Reporting Directive and California’s Climate Corporate Data Accountability Act and Climate Related Financial Risk Act. The interpretation and enforcement of such climate disclosure regimes remains uncertain, and compliance may require the investment of significant resources, increase our costs, disrupt our business operations and pose reputational and other risks.
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
As of December 31, 2024, IAC had approximately 8,300 employees, substantially all of whom were full-time employees and the substantial majority of whom were based in the United States.
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
In the case of retirement benefits, in the U.S. we offer our employees a 401(k) retirement savings program with generous employer matching contributions, subject to an annual cap per employee. We believe that we have a responsibility to encourage (and contribute to) the retirement readiness of each of our employees and believe that this generous 401(k) retirement savings program matching contribution is a meaningful commitment to the long-term welfare and security of our workforce.

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
Additional Information
Company Website and Public Filings
The Company maintains a website at www.iac.com. Neither the information on the Company’s website, nor the information on the website of any IAC business, is incorporated by reference into this annual report, or into any other filings with, or into any other information furnished or submitted to, the U.S. Securities and Exchange Commission (the “SEC”).
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
Risk Factors
Summary of Risk Factors
Our business is subject to numerous risks and uncertainties, including those described in this Item 1A. These risks include, but are not limited to the following:
•Marketing efforts designed to drive visitors to our various brands and businesses may not be successful or cost-effective.
•We rely on search engines to drive traffic to our various properties.
•Certain of our businesses depend upon arrangements with Google.
•Changes in the usage and functioning of search engines related to GAI technology, related disruption to marketing technologies and platforms and use of our content by GAI chatbots could adversely impact our business, financial condition and results of operations.
•Our success depends, in part, on our continued ability to develop and monetize versions of our products and services for mobile and other digital devices.
•Our success depends, in part, on the ability of our Digital business to successfully expand the digital reach of our portfolio of publishing brands.
•Our success depends, in part, on the ability of Angi and Care.com to establish and maintain relationships with quality and trustworthy professionals and caregivers.
•Our success depends, in part, on the ability of Angi to balance their various offerings to professionals across the Angi platforms.
•Changes to certain requirements applicable to certain communications with consumers may adversely impact the ability of our Angi businesses to generate leads for professionals.
•Our success depends, in part, on our ability to access, collect and use personal data about our users and subscribers.
•Our ability to engage directly with our users, subscribers, consumers, professionals and caregivers on a timely basis is critical to our success.
•Mr. Diller and certain members of his family are able to exercise significant influence over the composition of IAC’s board of directors, matters subject to stockholder approval and IAC’s operations.
•Current and future indebtedness could affect our ability to operate our business, which could have a material adverse effect on our business, financial condition and results of operations.
•We may not be able to generate sufficient cash to service all of our indebtedness.
•We may not be able to freely access the cash of Dotdash Meredith and/or Angi and their respective subsidiaries.

•IAC and Angi may be unable to achieve some or all of the benefits that they expect to achieve as a result of the Distribution.
•Following the Distribution, IAC will be a smaller, less diversified company than IAC prior to the Distribution.
•If the Distribution fails to qualify as a transaction that is generally tax-free for U.S. federal income tax purposes, IAC, Angi and their respective stockholders could suffer material adverse consequences.
•The aggregate value of the IAC and Angi securities that current holders of IAC capital stock will hold after the Distribution could be less than the value of the IAC securities they held before the Distribution.
•Our businesses operate in especially competitive and evolving industries.
•We are sensitive to general economic events and trends, particularly those that adversely impact consumer confidence and spending behavior, as well as general geopolitical risks.
•We may not be able to protect our systems, technology and infrastructure from cybersecurity incidents or cybersecurity incidents experienced by third parties could adversely affect us.
•If personal, confidential or sensitive user information is breached or otherwise accessed by unauthorized persons, it may be costly to mitigate and our reputation could be harmed.
•Our success depends, in part, on the integrity, quality, efficiency and scalability of our systems, technology and infrastructure, and those of third parties.
•We depend on our key personnel.
The summary risk factors described above should be read together with the text of the full risk factors below and the other information set forth in this annual report, including our consolidated financial statements and the related notes, as well as in other documents that we file with the SEC. The risks summarized above or described in full below are not the only risks that we face. Additional risks and uncertainties not precisely known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, results of operations and future growth prospects.
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

We rely heavily on free search engine marketing to drive traffic to our properties. The display, including rankings, of search results can be affected by a number of factors, many of which are not in our direct control, and may change frequently. Search engines have made changes in the past to their ranking algorithms, methodologies and design layouts that have reduced the prominence of links to websites offering our products and services and negatively impacted traffic to such websites, and we expect that search engines will continue to make such changes from time to time in the future. However, we may not know how (or otherwise be in a position) to influence actions of this nature taken by search engines. With respect to search results in particular, even when search engines announce the details of their methodologies, their parameters may change from time to time, be poorly defined or be inconsistently interpreted. In addition, changes in the usage and functioning of search engines or decreases in consumer use of search engines could negatively impact IAC’s ability to drive traffic to its properties. For example, as a result of the continued development of AI technology, search engines now have the ability to create customized search engine results pages that display AI-generated answers for users, which could result in our products and services not being displayed prominently, or at all.

Our failure to respond successfully to rapid and frequent changes in the operating and pricing dynamics of search engines, as well as changing policies and guidelines applicable to keyword advertising and content quality (which may be unilaterally updated by search engines without advance notice) and any other changes in the usage and functioning of search engines (including decreased consumer use of search engines), could adversely affect our paid and free search engine marketing efforts. Specifically, such changes could adversely affect paid listings (both their placement and pricing), as well as the ranking or appearance of links to websites offering our products and services within search results, any or all of which could increase our marketing costs (particularly if free traffic is replaced with paid traffic) and adversely affect the effectiveness of our marketing efforts overall. In addition, the failure to respond successfully to the phasing out (or blocking) of third-party cookies by web browsers, as well as consumers increasingly choosing to use browsers that do not support third-party cookies, could also adversely affect the effectiveness of our marketing efforts at those of our businesses that rely on cookies as a meaningful part of their overall marketing strategy.
Lastly, in connection with the acquisition of traffic and leads directly from third parties, certain of our businesses also enter into various arrangements with such parties (including advertising and marketing firms) to drive traffic to their various brands and businesses and generate leads, which arrangements are generally more cost-effective than traditional marketing efforts. If these businesses are unable to renew existing (and enter into new) arrangements of this nature, or such arrangements are no longer as beneficial due to developments in AI technology such as the ability to customize a search engine, sales and marketing costs as a percentage of revenue would increase over the long-term, which could adversely affect our business, financial condition and results of operations. In addition, recent regulatory developments may make it more difficult for these businesses, particularly those within our Angi segment, to obtain traffic and leads by way of third-party affiliate relationships. See“ — Changes to certain requirements applicable to certain communications with consumers may adversely impact our ability to generate leads for professionals.” Lastly, in the case of traffic and leads acquired directly and generated through third-party affiliates, the quality, validity (from real users with genuine interest and, if applicable, otherwise acquired in a manner that complies with contractual obligations in place with paid listings providers or advertisers) and convertibility of such traffic and leads are dependent on many factors, most of which are generally outside of our control. If the quality, validity or convertibility of traffic and leads we acquire directly and/or via third-party affiliates do not meet the expectations of the users of our various products and services, our paid listings providers or advertisers (as well any third parties who may acquire such traffic or leads from our paid listings providers or advertisers), as applicable, our business, financial condition and results of operations could be adversely affected.
We rely on search engines to drive traffic to our various properties. Certain search engine operators offer products and services that compete directly with our products and services. If links to websites offering our products and services are not displayed prominently in search results, traffic to our properties could decline and our business could be adversely affected.
As discussed above, the amount of traffic we attract through search engines is due in large part to how and where websites offering our products and services (and related information and links to those properties) are displayed on search engine results pages. Certain search engine operators offer products and services that compete directly with our products and services and may change their displays or rankings in order to promote their products or services or the products or services of one or more of our competitors, or to retain users on their sites for longer periods of use. Any such action could negatively impact the search rankings of links to websites offering our products and services, or the prominence with which such links appear in search results. Our success depends on the ability of links to websites offering our products and services to maintain a prominent position in search results, and in the event operators of search engines promote their own competing products in the future in a manner that has the effect of reducing the prominence or ranking of links to websites offering our products and services, our business, financial condition and results of operations could be adversely affected.

Certain of our businesses depend upon arrangements with Google.

A portion of our consolidated revenue (and a portion of our net cash from operations that we can freely access) is attributable to the Services Agreement. Pursuant to the Services Agreement, we display and syndicate paid listings provided by Google in response to search queries generated through the businesses within our Search segment. In exchange for making our search traffic available to Google, we receive a share of the revenue generated by the paid listings supplied to us, as well as certain other search related services. The Services Agreement expires on March 31, 2026, with an automatic renewal for an additional one-year period absent a notice of non-renewal from either party on or before December 31, 2025.

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

The Services Agreement also requires that we comply with certain guidelines for the use of Google brands and services, including the Chrome browser and Chrome Web Store. These guidelines govern which of our products and applications may access Google services or be distributed through its Chrome Web Store, and the manner in which Google’s paid listings are displayed within search results across various third-party platforms and products (including our properties). The Services Agreement also requires that we establish guidelines to govern certain activities of third parties to whom we syndicate paid listings, including the manner in which these parties drive search traffic to their websites and display paid listings. Google may unilaterally update its policies and guidelines without advance notice, whether under the Services Agreement or otherwise, which could in turn require modifications to, or prohibit and/or render obsolete certain of our products, services and/or business practices, which could be costly to address or otherwise adversely affect our business, financial condition and results of operations. Noncompliance with Google’s guidelines by us or the third parties to whom we are permitted to syndicate paid listings or through which we secure distribution arrangements for the businesses within our Search financial reporting segment could result in the suspension of some or all Google services to us (or the websites of our third-party partners) and/or the termination of the Services Agreement by Google. Google has, in the past, made policy changes generally and under the Services Agreement, which had a negative impact on the historical and expected future results of operations of our Desktop business, as well as suspended services with respect to some of our Desktop products, and may take continued or further action with respect to our products and businesses in the future.
The termination of the Services Agreement by Google (including the non-renewal of the agreement upon its expiration), the curtailment or worsening of our rights under the Services Agreement, including less favorable economic terms, the failure to allow our products to access Google services (whether pursuant to the terms thereof or otherwise), and/or the failure of Google to perform its obligations under the Services Agreement and/or policy changes implemented by Google under the Services Agreement or otherwise would have an adverse effect on our business, financial condition and results of operations. For example, changes to certain of the economic terms of the Services Agreement that become effective April 1, 2025 could negatively impact Search revenue.
If any of these events were to occur, and as a result, we needed to find an alternate provider of paid listings, we may not be able to find another suitable provider (or if an alternate provider were found, the economic and other terms of the agreement and the quality of paid listings may be inferior relative to our arrangements with (and the paid listings supplied by) Google) or otherwise replace the lost revenues, which could have an adverse effect on our business, financial condition and results of operations.

Changes in the usage and functioning of search engines related to GAI technology, related disruption to marketing technologies and platforms and use of our content by GAI chatbots could adversely impact our business, financial condition and results of operations.
GAI-powered chatbots and other tools are changing the way people access and consume information, and if they supplant traffic to the websites of our businesses (in particular, the Digital business within our Dotdash Meredith segment), we could experience decreased traffic and advertising revenues, which could adversely impact our business, financial condition and results of operations. In addition, GAI has the potential to generate digital content and information and develop digital products and services at a much greater scale and in a more cost-effective manner relative to traditional efforts, which could result in increased competition.
The regulatory landscape surrounding GAI is evolving rapidly. Several jurisdictions worldwide have proposed or enacted laws, rules and regulations governing GAI, and could impose new compliance requirements or restrictions in the future, and compliance with such laws, rules and regulations could be costly. To the extent GAI chatbots misappropriate or misuse our copyrighted content, the value of this content will be diminished and our ability to invest in new content will be adversely impacted, which could adversely affect our business, financial condition and results of operations.
In addition, the failure to adopt or otherwise adapt to evolving GAI capabilities could adversely affect our ability to compete generally, which could adversely affect our business, financial condition and results of operations. Further, our competitors or other third parties may incorporate GAI into their business, services and products more rapidly or more successfully than we do, which could adversely affect our ability to compete effectively. Lastly, the use of GAI could lead to unintended consequences, including the generation of content that appears correct but is factually inaccurate, misleading or otherwise flawed. Implementing the use of GAI successfully and ethically will be costly and could adversely affect IAC’s business, financial condition and results of operations.
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
For example, the success of our Angi and Care.com businesses depends, in substantial part, on the continued migration of the home services and care-related services markets, respectively, online. If for any reason these markets do not migrate online as quickly as (or at lower levels than) we expect and consumers and professionals (and subscribers and caregivers) continue, in large part, to rely on traditional offline efforts to connect with one another, our business, financial condition and results of operations could be adversely affected.
Lastly, the success of our advertising-supported businesses also depends, in part, on their ability to compete for a share of available advertising expenditures as more traditional offline and emerging media companies continue to enter the online advertising market, the continued growth and acceptance of online advertising generally and their ability to successfully adapt to changes in the overall digital advertising landscape (for example, in response to the phasing out (or blocking) of third-party cookies by web browsers and consumers increasingly choosing to use browsers that do not support third-party cookies). Any lack of growth in the market for online advertising and/or our inability to successfully adapt to changes in the overall digital advertising landscape could adversely affect our business, financial condition and results of operations. See also “-Our success depends, in part, on the ability of our Digital business to successfully expand the digital reach of our portfolio of publishing brands.”

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
A significant portion of our consolidated revenue is attributable to digital and other advertising, primarily revenue from the businesses within our Dotdash Meredith and Search segments. Accordingly, events and trends that put economic pressure on advertisers and consumers could continue to result in decreased advertising expenditures and related revenues generally, which would continue to adversely affect our business, financial condition and results of operations. For example, demand for advertising is highly dependent upon the strength of the economy in the United States, so any general economic downturn, social or political instability, recessionary concerns, rising interest rates and increased inflation, as well as any sudden disruption in business conditions, could adversely affect demand for advertising and consumer confidence, and in turn, our business, financial condition and results of operations. Also, as alternative forms of media and entertainment continue to grow (relative to traditional forms of media), competition for advertising will continue to increase, which could adversely affect demand for (and the effectiveness of) advertising through our various platforms, which in turn could adversely affect our business, financial condition and results of operations. Significant shifts in advertiser demand preferences and allocation of budgets across various forms and channels of advertising (such as search, social, display and retail media networks) could also have a negative impact on our ability to grow digital advertising revenue. In addition, the phasing out (or blocking) of third-party cookies by web browsers, as well as consumers increasingly choosing to use browsers that do not support third-party cookies, could also adversely affect our ability to sell advertising and the effectiveness of our marketing efforts at those of our businesses that rely on cookies as a meaningful part of their overall marketing strategy.

While our Dotdash Meredith business has developed an advertising product that allows advertisers to target consumers based on intent instead of utilizing cookies, there can be no guarantee that advertisers will find this or any other alternative solution to be effective, and the perception that this or any other solution is not effective could cause advertisers to shift more spend away from the open Internet and towards closed platforms or ecosystems, which rely less on cookies given that they are able to use logged-in user data for targeting and tracking purposes.

Our success depends, in part, on the ability of our Digital business to successfully expand the digital reach of our portfolio of publishing brands.
We intend to continue to focus on digital content, advertising and other means of monetization across its portfolio of publishing brands, including growing audiences and products across the digital lifestyle brands at Dotdash Meredith. As a result, we intend to continue to increase our investment in our Digital business. If this focus and increased investment does not generate increased revenue from our Digital business and/or if we otherwise do not successfully execute this strategy generally and/or in a cost-effective manner, our business, financial condition and results of operations will be adversely affected.
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
Our Print business generates revenue from various channels, the largest of which are the sale of print magazine subscriptions to consumers and magazine advertising, followed by newsstand sales. The profitability of our print magazine publications (and in turn, our Print business) depends, in substantial part, on our ability to both maintain a profitable audience and sell advertising based on that audience. The industry in which our Print business operates is extremely competitive and such business will continue to face increasing competition from alternative forms of media and entertainment (primarily digital channels). As a result, we have implemented certain restructuring actions that eliminated the print component in the case of certain of our publishing brands and reduced the circulation of others. In addition, the Print segment is dependent on certain audience targeted advertising revenues that are tied to cyclical events, such as political advertising campaigns. These actions, together with other continuing trends in the print magazine industry, have negatively impacted, and continue to negatively impact, our Print revenue. We continue to expect Print revenue from print magazine subscriptions, advertisers and newsstand sales to decline over the next few years. If we do not offset the decrease in Print magazine subscriptions by increasing subscription prices, our revenue may decline. As a result of this continuing decline, during the fourth quarter of 2024, we implemented a reduction in force, primarily in the case of our Print business, in an attempt to improve efficiencies and better align our cost structure. If we do not offset future reductions in revenue with additional cost-cutting measures and continue to proactively manage this decline, our business, financial condition and results of operations could be adversely affected.
Increases in paper and postage prices are difficult to predict and control.
In the case of our Print business, paper and postage represent a significant component of costs. Paper is a commodity and its price can be subject to significant volatility, particularly in times of macroeconomic uncertainty. Paper prices reached all time-highs in early 2023. We rely on multiple third parties to supply us with paper for our print magazines, the largest of which are located in the European Union. Our paper supply contracts currently provide for price adjustments based on prevailing market prices and historically, we have been able to realize favorable paper pricing through volume discounts. Our paper suppliers and/or the paper mills upon which they rely for inventory may experience events outside of their and our control that result in supply chain disruptions (for example, labor force disruptions (strikes and union negotiations) and weather, among other events). The United States Postal Service (the “USPS”) distributes substantially all our subscription magazines and many of our marketing materials. Postal rates are dependent on the operating efficiency of the USPS and on legislative mandates imposed upon the USPS. Although we work with others in the industry and through trade organizations to encourage the USPS to implement efficiencies that will minimize postal rate increases, we have no control over such matters. The USPS is currently committed to increasing postal rates, which combined with the impact of volatility in paper prices and paper supply chain disruptions, could adversely affect our business, financial condition and results of operations.
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
In connection with the acquisition of Meredith Holdings Corp. in December 2021, our Dotdash Meredith business assumed certain pension plan obligations. The two largest of these pension plans were funded plans in the United Kingdom and the United States.

The funded pension plan in the United Kingdom relates to a business that was sold by Meredith Corporation prior to December 2021, and as of the date of this report, there are no active participants in such plan accruing benefits. This plan has entered into two annuity contracts designed to provide payments equal to all future designated contractual benefit payments to covered participants. The value of these annuity contracts and the liabilities with respect to participants are expected to match. While the Company does not expect to have to make any contributions to the funded United Kingdom plan, that could change based upon future events.

The funded pension plan in the United States was terminated effective December 31, 2022, and from and after such date, no participants accrued additional service credits under that plan. Participant benefits were fully satisfied under such plan in the third quarter of 2024, with each plan participant receiving either a lump sum cash payment or an annuity purchased on the relevant participant's behalf. As of December 31, 2024, there are no assets or liabilities under the United States funded plan and no future contributions will be required to this plan.

Our success depends, in part, on the ability of Angi and Care.com to establish and maintain relationships with quality and trustworthy professionals and caregivers.
We must continue to attract, retain and grow the number of skilled and reliable professionals who can provide services across Angi platforms and caregivers who can provide care-related services through the Care.com platform. If we do not offer innovative products and services that resonate with consumers, professionals, subscribers and caregivers generally, as well as provide professionals and caregivers with an attractive return on their marketing and advertising investments, the number of professionals and caregivers affiliated with Angi and Care.com platforms, respectively, would decrease. Any such decreases would result in smaller and less diverse networks and directories of professionals and caregivers, and in turn, decreases in service requests, pre-priced bookings and directory searches, as well as subscriber requests for caregivers, which could adversely impact our business, financial condition and results of operations.
In addition to valuing the skill and reliability of professionals and caregivers, consumers and families want to work with professionals and caregivers whom they trust to work in their homes and with their family members and with whom they feel safe. Similarly, in order to continue to attract, retain and grow the number of professionals and caregivers, professionals and caregivers need to feel safe in their work environment. While there are screening processes and certain other safety-related measures in place at these businesses (which generally include certain limited background checks) intended to prevent unsuitable participants, including professionals, caregivers and consumers or subscribers, from joining and remaining on these platforms, these processes have limitations and, even with these safety measures, no assurances can be provided regarding the future behavior of any professional or caregiver affiliated with, or consumer or subscriber utilizing, these platforms. Inappropriate and/or unlawful professional and/or caregiver behavior generally (particularly behavior that compromises their trustworthiness and/or of the safety of consumers and families) could result in decreases in service requests for professionals and subscriber requests for caregivers and related care services, bad publicity and related damage to our reputation, brands and brand-building efforts and/or actions by governmental and regulatory authorities, criminal proceedings and/or litigation. Similarly, inappropriate and/or unlawful behavior towards professionals or caregivers by consumers or subscribers (particularly behavior that compromises their safety) could result in a reduction in the number of professionals or caregivers willing to provide services through the Angi platform or the Care.com platform, as applicable, bad publicity and related damage to our reputation, brands and brand-building efforts and/or actions by governmental and regulatory authorities, criminal proceedings and/or litigation. The occurrence or any of these events could, in turn, adversely affect our business, financial condition and results of operations.
Our success depends, in part, on the ability of Angi to balance their various offerings to professionals across the Angi platforms.
The Services business within our Angi segment provides a pre-priced offering, pursuant to which consumers can request services through the Angi and Handy platforms and pay for such services on the applicable platform directly. These service requests are then fulfilled by independently established home services providers engaged in a trade, occupation and/or business that customarily provide such services. Increased participation in pre-priced offerings could reduce the levels of professional participation at Angi’s other businesses, and in turn, adversely affect our business, financial condition and results of operations.

Changes to certain requirements applicable to certain communications with consumers may adversely impact the ability of our Angi businesses to generate leads for professionals.
In connection with the marketing of our products and services and efforts to generate leads for professionals, the businesses within our Angi segment have historically relied on their ability (and the ability of professionals) to communicate with consumers via phone and text message, in some cases, using automated technology, as have third-party affiliates through which Angi businesses market their products and services. In an effort to reduce robocalls and robotexts, there has been an increased effort by U.S. regulatory authorities and telecommunications carriers to ensure that consumers opt in to receiving certain marketing calls and text messages from businesses. To the extent that any regulatory restrictions are implemented, such restrictions could adversely impact consumer engagement levels and consumer conversion in the case of Angi’s products and services, which would decrease leads generated on Angi platforms, as well as Angi’s ability to obtain leads through its third party affiliate relationships, which, in turn, could adversely affect our business, financial condition and results of operations. Additionally, phone carriers increasingly dictate rules for obtaining consent from consumers to receive text messages. This may reduce the number of consumers who opt in to receiving both marketing and transactional text messages from Angi businesses and professionals, which could further adversely impact the ability of Angi businesses to generate leads for professionals and, in turn, our business, financial condition and results of operations.

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
Our ability to engage directly with our users, subscribers, consumers, professionals and caregivers on a timely basis is critical to our success.
As consumers increasingly communicate via mobile and other digital devices and messaging and social media apps, email usage (particularly among younger consumers) has declined, and we expect this trend to continue. In addition, deliverability and other restrictions could limit or prevent our ability to send emails to users, subscribers, consumers, professionals and caregivers.
The laws and regulations governing the use of email for marketing purposes continue to evolve, and changes in technology, the marketplace or consumer preferences may lead to the adoption of additional laws or regulations or changes in interpretation of existing laws or regulations. If new laws or regulations are adopted, or existing laws and regulations are interpreted or enforced, to impose additional restrictions on our ability to send emails to users, subscribers, consumers, professionals and caregivers, we may not be able to communicate with them in a cost-effective manner. In addition, Internet service providers, email service providers and others attempt to block the transmission of unsolicited email, commonly known as “spam.” For example, in early 2024, email providers tightened their spam thresholds. Exceeding these more stringent spam thresholds could result in some or all of the emails from our various businesses being delayed or blocked, and therefore less likely to be opened. We cannot assure you that any alternative means of communication (for example, push notifications and text messaging) will be as effective as email has been historically.

Further, consumers also increasingly screen their incoming emails, telephone calls and text messages, including via screening tools and warnings, and, therefore, our users, subscribers, consumers, professionals and caregivers may not reliably receive communications from our various businesses. A continued and significant erosion in our ability to engage with users, subscribers, consumers, professionals and caregivers via email or alternative means of communication a result of legislation, blockage, screening technologies or otherwise, could adversely impact the user experience, engagement levels and conversion rates, which could adversely affect our business, financial condition and results of operations.

Mr. Diller and certain members of his family are able to exercise significant influence over the composition of IAC’s board of directors, matters subject to stockholder approval and IAC’s operations.
As of February 7, 2025, Mr. Diller, his spouse (Diane von Furstenberg) and his stepson (Alexander von Furstenberg) collectively held (directly and through certain trusts) shares of Class B common stock and common stock that represented approximately 43% of the total outstanding voting power of IAC (based on the number of shares of Class B and common stock outstanding on February 7, 2025).
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
On December 1, 2021, Dotdash Meredith, Inc. entered into the Dotdash Meredith Credit Agreement, which provides for: (i) a five year $350 million Dotdash Meredith Term Loan A, (ii) a seven-year Dotdash Meredith $1.25 billion Term Loan B and (iii) a five year $150 million Dotdash Meredith Revolving Facility. On November 26, 2024, Dotdash Meredith Inc. entered into an amendment to the Dotdash Meredith Credit Agreement (as amended, the “Amended Dotdash Meredith Credit Agreement”), which governs both the existing Dotdash Meredith Term Loan A and the Dotdash Meredith Revolving Facility, and replaced $1.18 billion of then outstanding Dotdash Meredith Term Loan B principal with an equal amount of Dotdash Meredith Term Loan B-1 principal. As of December 31, 2024, we had total debt outstanding of approximately $2.0 billion, consisting of $297.5 million and $1.18 billion under Dotdash Meredith Term Loan A and Dotdash Meredith Term Loan B, respectively, and $500.0 million of ANGI Group Senior Notes.

The Amended Dotdash Meredith Credit Agreement contains a number of covenants that restrict the ability of Dotdash Meredith and certain of its subsidiaries to take specified actions, including, among other things (and subject to certain exceptions): (i) creating liens, (ii) incurring indebtedness, (iii) making investments and acquisitions, (iv) engaging in mergers, dissolutions and other fundamental changes, (v) making dispositions, (vi) making restricted payments (including dividends and certain prepayments of junior debt, if any), (vii) consummating transactions with affiliates, (viii) entering into sale-leaseback transactions, (ix) placing restrictions on distributions from subsidiaries, and (x) changing its fiscal year. The Amended Dotdash Meredith Credit Agreement also contains customary affirmative covenants and events of default. For a description of certain restrictions in effect following the test period ended December 31, 2024, see “Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Position, Liquidity and Capital Resources — Liquidity and Capital Resources — Liquidity Assessment.”
The obligations under the Amended Dotdash Meredith Credit Agreement are guaranteed by certain of Dotdash Meredith’s wholly-owned subsidiaries and are secured by substantially all of the assets of Dotdash Meredith and certain of its subsidiaries. Neither we nor any of our subsidiaries (other than Dotdash Meredith and its subsidiaries in the case of obligations under the Amended Dotdash Meredith Credit Agreement) guarantee any indebtedness of Dotdash Meredith nor are they subject to any of the covenants related to such indebtedness.

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
We may incur, and subject to restrictions in the Amended Dotdash Meredith Credit Agreement, Dotdash Meredith may incur, additional, indebtedness. Any additional indebtedness incurred by us (or Dotdash Meredith in compliance with applicable restrictions) that is significant could increase the risks described above.
For additional information regarding the Amended Dotdash Meredith Credit Agreement and indebtedness outstanding thereunder, see “Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Position, Liquidity and Capital Resources.”
We may not be able to generate sufficient cash to service all of our indebtedness.
The ability of Dotdash Meredith and Angi to satisfy scheduled debt obligations under their respective debt agreements will depend upon, among other things:
•their future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, many of which are beyond our control;
•their future ability to incur indebtedness; and
•in the case of Dotdash Meredith only, the future ability to borrow under the Dotdash Meredith Revolving Facility, which will depend on, among other things, the ability of Dotdash Meredith to comply with the covenants governing its current indebtedness.
Neither Dotdash Meredith nor Angi may be able to generate sufficient cash flow from their respective operations (and/or, in the case of Dotdash Meredith only, borrow under the Dotdash Meredith Revolving Facility) in amounts sufficient to meet their respective scheduled debt obligations. See also “-We may not freely access the cash of Dotdash Meredith and Angi Inc. and its subsidiaries” below. If so, they could be forced to reduce or delay capital expenditures, sell assets or seek additional capital (in the case of Dotdash Meredith only, in a manner that complies with the terms (including certain restrictions and limitations) of the Amended Dotdash Meredith Credit Agreement). If these efforts do not generate sufficient funds to meet scheduled debt obligations, they would need to seek additional financing and/or negotiate with lenders to restructure or refinance their respective outstanding indebtedness. Their ability to do so would depend on the condition of the capital markets and their respective financial condition at such time. Any such financing, restructuring or refinancing could be on less favorable terms than those of their current respective indebtedness (and if Dotdash Meredith is the borrower, would need to comply with the terms (including certain restrictions and limitations) of such agreement).

Variable rate indebtedness and interest rate swaps subject us to interest rate risk and counterparty risk, respectively.
As of December 31, 2024, we had total debt outstanding of approximately $2.0 billion, consisting of $297.5 million and $1.18 billion under Dotdash Meredith Term Loan A and Dotdash Meredith Term Loan B-1, respectively, which bear interest at variable rates, and $500.0 million in aggregate principal amount of ANGI Group Senior Notes, which bear interest at a fixed rate. As of that date, we had borrowing availability of $150 million under the Dotdash Meredith Revolving Facility. Borrowings under Dotdash Meredith Term Loans A and B-1 are, and any borrowings under the Dotdash Meredith Revolving Facility will be, at variable interest rates, which exposes us to interest rate risk. To hedge a portion of the interest rate risk in respect of this indebtedness, Dotdash Meredith has entered into interest rate swaps in the case of the Dotdash Meredith Term Loan B-1) for a total notional amount of $350 million with a maturity date of April 1, 2027. These interest rate swaps expose Dotdash Meredith to counterparty credit risk based on the potential default of one or more counterparties.
For details regarding: (i) the variable interest rates applicable to indebtedness outstanding under the Amended Dotdash Meredith Credit Agreement as of December 31, 2024 and how certain increases and decreases in those rates would affect related interest expense as of December 31, 2024 and generally, (ii) the interest rate swaps on Dotdash Meredith Term Loan B-1 and (iii) the fixed interest rates applicable to the ANGI Group Senior Notes and how certain increases and decreases in market rates relative to those rates would affect the fair value of this indebtedness, see “Item 7A — Quantitative and Qualitative Disclosures About Market Risk.”
We may not be able to freely access the cash of Dotdash Meredith and/or Angi and their respective subsidiaries.
Our potential sources of cash include our available cash balances, net cash from the operating activities of certain of our subsidiaries and proceeds from asset sales, including marketable securities. While the ability of our operating subsidiaries to pay dividends or make other payments or advances to us depends on their individual operating results and applicable statutory, regulatory or contractual restrictions generally, in the case of Dotdash Meredith, the terms of the Amended Dotdash Meredith Credit Agreement limit the ability of Dotdash Meredith to pay dividends or make distributions, loans or advances to stockholders (including IAC) in certain circumstances. See “Item 8 — Financial Statements and Supplementary Data — Note 6 — Long-Term Debt.” In addition, because Angi is a separate and distinct publicly traded legal entity, Angi has no obligation to provide us with funds.
You may experience dilution with respect to your investment in IAC, and IAC may experience dilution with respect to its investment in Angi, as a result of compensatory equity awards.
IAC has issued various compensatory equity awards, including stock options, restricted stock units and stock appreciation rights denominated in shares of IAC common stock, as well as in equity of certain of its consolidated subsidiaries, including Angi and certain of its subsidiaries.
The issuance of shares of IAC common stock in settlement of these equity awards could dilute your ownership interest in IAC. Angi compensatory equity awards that are settled in shares of Class A common stock of Angi could dilute IAC’s ownership interest in Angi. The dilution of IAC’s ownership stake in Angi could impact its ability, among other things, to maintain Angi as part of its consolidated tax group for U.S. federal income tax purposes, to effect a tax-free distribution of its Angi stake to its stockholders or to maintain control of Angi. As IAC generally has the right to maintain its levels of ownership in Angi to the extent Angi issues additional shares of its capital stock in the future pursuant to an investor rights agreement, IAC does not currently intend to allow any of the foregoing to occur. With respect to awards denominated in shares of IAC’s non-publicly traded subsidiaries, IAC estimates the dilutive impact of those awards based on the estimated fair value of those subsidiaries. Those estimates may change from time to time, and the fair value determined in connection with vesting and liquidity events could lead to more or less dilution than reflected in IAC’s diluted earnings per share calculation.

Risks Relating to the Distribution

IAC and Angi may be unable to achieve some or all of the benefits that they expect to achieve as a result of the Distribution.

IAC and Angi may be unable to achieve the full strategic and financial benefits they expect to achieve as a result of the Distribution, or such benefits may be delayed or may never occur at all. The Distribution is expected to provide the following benefits, among others:

•enabling each of IAC and Angi to adopt a capital structure and make investments best suited for its own objectives and needs;
•facilitating capital raising and strategic acquisitions by each company;

•the potential increase in the aggregate equity value of the two companies, including by way of attracting new investors to Angi post-Distribution; and
•increased transparency at IAC through the simplification of IAC’s corporate structure.

The parties may not achieve these or other anticipated benefits for a variety of reasons, including, among others: (i) the possibility that the Distribution will be abandoned prior to completion, or will otherwise not be completed, (ii) the possibility that IAC’s non-Angi businesses will not be successful, and that IAC will not succeed in identifying new profitable acquisitions or other opportunities, (iii) the fact that the prices of IAC and Angi securities may be more susceptible to market fluctuations and other adverse events following the consummation of the Distribution, (iv) the risk of litigation, injunctions or other legal proceedings relating to the Distribution, and (v) the Distribution will require significant amounts of management time and effort, which may divert management attention from operating and growing the respective businesses of IAC and Angi. If IAC and Angi fail to achieve some or all of the benefits they expected to achieve as a result of the Distribution, or if such benefits are delayed, the business, financial condition and results of operations of IAC and/or Angi could be materially and adversely affected.

Following the Distribution, IAC will be a smaller, less diversified company than IAC prior to the Distribution.

Following the Distribution, IAC will be a smaller, less diversified company with fewer businesses. As a result, IAC may be more vulnerable to changing market conditions, which could have a material adverse effect on its business, financial condition and results of operations and may subject the price of its common stock to increased volatility.

If the Distribution fails to qualify as a transaction that is generally tax-free for U.S. federal income tax purposes, IAC, Angi and their respective stockholders could suffer material adverse consequences.

It is a condition to the completion of the Distribution that IAC receive an opinion of outside counsel, among other things, to the effect that the Distribution will qualify as a transaction that is generally tax-free for U.S. federal income tax purposes under Section 355(a) of the Internal Revenue Code (the “Code”). This opinion will be based upon and rely on, among other things, various facts and assumptions, as well as certain representations, statements and undertakings of IAC and Angi, including those relating to the past and future conduct of IAC and Angi. If any of these representations, statements or undertakings is, or becomes, inaccurate or incomplete, or if any of the representations or covenants contained in any of the Distribution-related agreements and documents or in any document relating to the opinion of counsel are inaccurate or not complied with by IAC, Angi or any of their respective subsidiaries, such opinion may be invalid and the conclusions reached therein could be jeopardized.

Notwithstanding the receipt of an opinion of counsel regarding the Distribution, the U.S. Internal Revenue Service (the “IRS”) could determine that the Distribution should be treated as a taxable transaction for U.S. federal income tax purposes if it determines that any of the representations, assumptions or undertakings upon which such opinion was based are inaccurate or have not been complied with. This opinion will represent the judgment of IAC’s outside counsel and will not be binding on the IRS or any court, and the IRS or a court may disagree with the conclusions in such opinion. Accordingly, notwithstanding the receipt of such opinion by IAC, there can be no assurance that the IRS will not assert that the Distribution does not qualify for tax-free treatment for U.S. federal income tax purposes or that a court would not sustain such a challenge. In the event the IRS were to prevail with such a challenge, IAC and Angi and their respective stockholders could suffer material adverse consequences.

If the Distribution fails to qualify as a transaction that is generally tax-free for U.S. federal income tax purposes under Section 355 of the Code, in general, for U.S. federal income tax purposes, IAC would recognize a taxable gain as if it had sold the Angi capital stock to be distributed to its stockholders in the Distribution in a taxable sale for its fair market value. In such circumstance, holders of IAC common stock who received Angi Class A common stock in the Distribution would be subject to tax as if they had received a taxable distribution equal to the fair market value of such shares. Even if the Distribution were otherwise to qualify as a tax-free transaction under Section 355(a) of the Code, the Distribution may result in taxable gain to IAC, but not its stockholders, under Section 355(e) of the Code if the Distribution were deemed to be part of a plan (or series of related transactions) pursuant to which one or more persons acquire, directly or indirectly, shares representing a 50 percent or greater interest (by vote or value) in IAC or Angi. For this purpose, any acquisitions of IAC or Angi capital stock within the period beginning two years before (and ending two years after) the Distribution are presumed to be part of such a plan, although IAC or Angi may be able to rebut that presumption (including by qualifying for one or more safe harbors under applicable Treasury Regulations).

Under the existing tax sharing agreement between IAC and Angi, Angi is generally required to indemnify IAC for any taxes resulting from the failure of the Distribution to qualify for the intended tax-free treatment (and related amounts) to the extent that any such failure to so qualify is attributable to: (i) an acquisition of all or a portion of the equity securities or assets of Angi, whether by merger or otherwise (and regardless of whether Angi participated in or otherwise facilitated the acquisition), (ii) other actions or failures to act on the part of Angi or (iii) any of the representations or undertakings made by

Angi in any of the documents relating to the opinion of counsel discussed above being incorrect or violated. Any such indemnity obligations could be material to Angi.

Angi may not be able to engage in desirable capital-raising or strategic transactions following the Distribution due to restrictions under its tax sharing agreement with IAC.

Under current U.S. federal income tax law, a distribution that otherwise qualifies for tax-free treatment can be rendered taxable to the distributing corporation and its stockholders as a result of certain post-distribution transactions, including certain acquisitions of shares or assets of the corporation the stock of which is distributed. To preserve the tax-free treatment of the Distribution, the existing tax sharing agreement between IAC and Angi entered into in 2017 imposes certain restrictions on Angi and its subsidiaries during the two-year period following the Distribution (including restrictions on share issuances, business combinations, sales of assets and similar transactions). The tax sharing agreement also prohibits Angi from taking or failing to take any action that would prevent the Distribution from qualifying as a transaction that is generally tax-free for U.S. federal income tax purposes under Section 355 of the Code. These restrictions may limit the ability of Angi to pursue certain equity issuances, strategic transactions, repurchases or other transactions that it may otherwise believe to be in the best interests of its stockholders or that might increase the value of its business.

After the Distribution, actual or potential conflicts of interest may develop between the management and directors of IAC, on the one hand, and the management and directors of Angi, on the other hand, or between management and directors of either entity and the management and directors of Expedia Group, Match Group or Vimeo, Inc.

After the completion of the Distribution, the management and directors of IAC and Angi may own both IAC capital stock and Angi capital stock. This overlap could create (or appear to create) potential conflicts of interest when directors and executive officers of IAC and Angi face decisions that could have different implications for IAC and Angi. For example, potential conflicts of interest could arise in connection with the resolution of any dispute between IAC and Angi regarding the post-Distribution relationship between IAC and Angi, including any commercial agreements between the parties or their affiliates. Potential conflicts of interest could also arise if IAC and Angi enter into any commercial arrangements in the future.

The Distribution is subject to certain closing conditions that, if not satisfied or waived, will result in the Distribution not being completed. If the Distribution is not completed, the market price of IAC and Angi securities may decline.

The IAC board of directors may abandon the Distribution at any time prior to completion. In addition, the completion of the Distribution is subject to the satisfaction (or waiver) of a number of conditions, including the final approval of the IAC board of directors. Some of the conditions to the completion of the Distribution are outside of the control of IAC and Angi. If any condition to the closing of the Distribution is not satisfied or waived, or if the IAC board of directors otherwise determines to abandon the Distribution, the Distribution will not be completed.

If IAC does not complete the Distribution, the price of IAC and Angi securities may fluctuate to the extent that the current prices of those shares reflect a market assumption that the Distribution will be completed and could decline. IAC and Angi will also be obligated to pay certain legal and accounting fees and related expenses in connection with the Distribution, whether or not it is completed. In addition, each of IAC and Angi has expended and will continue to expend, significant management resources in an effort to complete the Distribution.

IAC or Angi may fail to perform their obligations pursuant to certain agreements between them.

IAC and Angi are party to a number of agreements that either include obligations relating to the Distribution and/or will survive the completion of the Distribution. Each party will rely on the other to satisfy its obligations pursuant to these agreements. If either party is unable to satisfy its obligations pursuant to these agreements, including indemnification obligations, such non-compliance could have a material adverse effect on the other party’s business, financial condition and results of operations.

Risks Relating to IAC and Angi Securities Following the Distribution

The aggregate value of the IAC and Angi securities that current holders of IAC capital stock will hold after the Distribution could be less than the value of the IAC securities they held before the Distribution.

If IAC completes the Distribution, holders of IAC capital stock as of immediately prior to the Distribution will receive shares of Angi Class A common stock capital stock. We cannot predict the prices at which shares of IAC common stock and/or Angi Class A common stock will trade at post-Distribution.

Additionally, the value of IAC common stock and/or Angi Class A common stock may be negatively impacted by a number of factors after the completion of the Distribution. Some of these factors are described in these risk factors, others may or may not have be identified by IAC or Angi prior to the completion of the Distribution and many of them are not within the control of IAC or Angi. Should any adverse circumstances, facts, changes or effects come to pass, the aggregate value of the IAC and Angi securities that current holders of IAC capital stock will hold after the Distribution could be less than the value of the IAC securities they held before the Distribution.

The market price and trading volume of IAC common stock and/or Angi Class A common stock could be volatile and face negative pressure.

IAC cannot accurately predict how investors in IAC common stock and/or Angi Class A common stock will behave after the Distribution. The market price for IAC common stock and/or Angi Class A common stock following the Distribution could be more volatile than the market price of IAC and Angi securities before the Distribution. The market price of IAC common stock and Angi Class A common stock could fluctuate significantly for many reasons, including the risks identified in this annual report or reasons unrelated to each company’s performance. Among the factors that could affect each company’s stock price are:

•actual or anticipated fluctuations in operating results;
•changes in earnings estimates or in either company’s ability to meet those estimates;
•the operating and stock price performance of comparable companies;
•changes to the regulatory and legal environments under which IAC and Angi operate;
•changes in relationships with significant customers; and
•domestic and worldwide economic conditions.

These factors, among others, may result in short- or long-term negative pressure on the value of IAC common stock and/or Angi Class A common stock.

Substantial sales of IAC common stock following the Distribution, or the perception that such sales might occur, could depress the market price of IAC common stock, which is already expected to be lower than the pre-Distribution market price of IAC common stock due to IAC no longer having any ownership interest in Angi.

The post-Distribution market price of IAC common stock is expected to be lower than the pre-Distribution market price of IAC common stock, as IAC will no longer have an ownership interest in Angi. In addition, the smaller size and different investment characteristics of IAC post-Distribution may not appeal to the current investor base of IAC and/or could result in less equity analyst coverage, which could result in sales of substantial amounts of IAC common stock in the public market following the Distribution, or the perception that such sales might occur. There is no assurance that there will be sufficient buying interest to offset any such sales, and, accordingly, the price of IAC common stock may be depressed by those sales and have periods of volatility.

Substantial sales of Angi Class A common stock following the Distribution, or the perception that such sales might occur, could depress the market price of Angi Class A common stock.

Holders of IAC capital stock may not wish to continue to hold the shares of Angi Class A common stock that they will receive as a result of the Distribution, which may lead to the disposition of a substantial number of shares of Angi Class A common stock following the Distribution. There is no assurance that there will be sufficient buying interest to offset any such sales, and, accordingly, the price of Angi Class A common stock may be depressed by those sales, or by the perception that such sales may occur, and have periods of volatility.

After the Distribution, financial institutions may remove IAC common stock from investment indices and Angi Class A common stock may not qualify for those investment indices. In addition, IAC common stock and/or Angi Class A common stock may fail to meet the investment guidelines of institutional investors. In either case, these factors may negatively impact the price of IAC common stock and/or Angi Class A common stock and may impair the ability of IAC and/or Angi to raise capital through the sale of securities.

Some of the holders of IAC common stock are index funds tied to Nasdaq or other stock or investment indices, or are institutional investors bound by various investment guidelines. Companies are generally selected for investment indices, and in some cases selected by institutional investors, based on factors such as market capitalization, industry, trading liquidity and financial condition. The Distribution will reduce IAC’s market capitalization. As a result, one or more investment indices may remove IAC common stock from their indices and Angi Class A common stock may not qualify for those investment indices. In addition, shares of Angi Class A common stock received in the Distribution may not meet the investment guidelines of some institutional investors. Consequently, these index funds and institutional investors may have to sell some or all of the shares of Angi Class A common stock they receive in the Distribution, and the prices of IAC common stock and/or Angi Class A common stock may fall as a result. Any such decline could impair the ability of IAC or Angi to raise capital through future sales of their capital stock.

If securities or industry analysts do not publish research or publish unfavorable research about IAC or Angi, the applicable company’s stock price and trading volume could decline.

The trading market for IAC common stock and Angi Class A common stock is, and will continue to be, influenced by the research and reports that industry or securities analysts publish about IAC or Angi, respectively, and their respective businesses. If one or more of these analysts ceases coverage or fails to publish reports about the applicable company regularly, IAC or Angi, as applicable, could lose visibility in the financial markets, which in turn could cause its stock price and/or trading volume to decline. Moreover, if IAC’s or Angi’s operating results do not meet the expectations of the investor community, one or more of the analysts who cover such company may change their recommendations regarding such company, and the applicable stock price could decline.

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
Events and trends that result in decreased levels of consumer confidence and discretionary spending (for example, a general economic downturn, recessionary concerns, high interest rates and increased inflation, as well as any sudden disruption in business conditions) could adversely affect our business, financial condition and results of operations. The businesses in our Angi segment are sensitive to events and trends that could result in consumers delaying or foregoing home services projects (including difficulties obtaining supplies for and financing such projects) and professionals being less likely to pay for Angi's various products and services. Similarly, our Care.com business is particularly sensitive to events and trends that could adversely impact the ability of families to pay for caregiver services. Any such events or trends could adversely impact the number and quality of professionals and caregivers affiliated with these businesses and/or could adversely impact the reach of (and breadth of services offered through) these businesses, any or all of which could adversely affect our business, financial condition and results of operations. Lastly, given the adverse financial and operational impact we experienced as a result of the coronavirus and measures designed to contain its spread, any future outbreak of a widespread health epidemic or pandemic could adversely impact our ability to conduct ordinary course business activities and employee productivity and increase operating costs.

Our success depends, in part, on our ability to build, maintain and/or enhance our various brands.
Through our various businesses, we own and operate a number of widely known consumer brands with strong brand appeal and recognition within their respective markets and industries, as well as emerging brands that we are in the process of building. We believe that our success depends, in large part, on our continued ability to maintain and enhance our established brands, as well as build awareness of (and loyalty to) our emerging brands. Events that could adversely impact our brands and brand-building efforts include (among others): product and service quality concerns, consumer complaints or lawsuits, lack of awareness of the policies of our various businesses and/or how they are applied in practice, our failure to respond to consumer, user, service professional and caregiver feedback, ineffective advertising, inappropriate and/or unlawful actions taken by consumers, users, professionals and caregivers, actions taken by governmental or regulatory authorities, data protection and security breaches and related bad publicity. The occurrence or any of these events could, in turn, adversely affect our business, financial condition and results of operations.
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

For example, on January 13, 2025, we announced that Joseph Levin will cease to serve as our Chief Executive Officer and as a member of the IAC board of directors, effective upon the first to occur of the completion of the Distribution and May 31, 2025. Following Mr. Levin’s transition, we do not intend to appoint a new Chief Executive Officer. This leadership change increases our dependency on the remaining members of our management team and the failure to successfully manage this transition or retain such executives could adversely impact our business, financial condition and results of operations.

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
Education, training and preparedness efforts. Education, training and preparedness are an important part of our information security program. In connection with our education and training efforts, we have developed and implemented a set of Company-wide policies and procedures regarding cybersecurity matters that impose responsibility on our employees through the course of their work to: (i) protect our systems, technology, infrastructure and data from cybersecurity threats, (ii) quickly report known or suspected cybersecurity incidents or other suspicious activity through designated channels and respond effectively to such events and (iii) use Company and personal information technology in a secure manner. In addition, we generally mandate information security training for our employees and our software developers generally receive additional technical training, each on an annual basis. In connection with our preparedness efforts, we periodically conduct tabletop exercises with the goal of helping management effectively respond to cybersecurity incidents that may occur. We also maintain documented incident response policies to help ensure that our response activities are consistent and appropriate.
Governance. See the disclosure under the caption “Cybersecurity Governance” below.
Cybersecurity Governance
Our board of directors is responsible for overseeing Company management’s execution of its cybersecurity responsibilities, including our approach to cybersecurity risk management. Our board of directors executes this oversight in coordination with our audit committee, which pursuant to its charter, assists the board of directors with risk assessment and risk management policies as they relate to cybersecurity risk exposure (among other risk exposures), as well as part of its regularly scheduled meetings and through discussions with Company management on an as needed basis.
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

Cybersecurity Risks
As discussed above and under “Item 1A —Risk Factors—Risk Factors—General Risk Factors,” we face a number of cybersecurity risks across our various businesses, and from time to time we have experienced threats to and unauthorized intrusions of our systems, technology and infrastructure. Despite our efforts, we cannot eliminate all risks from cybersecurity threats or incidents, or provide assurances that we have not experienced an undetected cybersecurity incident. While we have implemented a risk management process designed to mitigate cybersecurity risks that arise from utilizing third-party service providers, suppliers, and vendors, our control over and ability to monitor the security posture of third parties with whom we do business remains limited and there can be no assurance that we can prevent, mitigate, or remediate the risk of any compromise or failure in the security infrastructure owned or controlled by such third parties. Additionally, any contractual protections with such third parties, including our right to indemnification, if any at all, may be limited or insufficient to prevent a negative impact on our business from such compromise or failure.
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
IAC believes that its principal properties, whether owned or leased, are currently adequate for the purposes for which they are used and are suitably maintained for these purposes. IAC does not anticipate any future problems renewing or obtaining suitable leases on commercially reasonable terms for any of its principal businesses. IAC’s nearly 200,000 square foot corporate headquarters in New York, New York houses offices for IAC corporate and various IAC businesses within Angi and Emerging & Other. In addition, through our Dotdash Meredith financial reporting segment, we own a building in Des Moines, Iowa with approximately 208,000 in square footage that primarily houses offices and production facilities for certain Dotdash Meredith employees.
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
Shareholder Litigation Arising Out of the MTCH Separation
On June 24, 2020, a shareholder class action and derivative lawsuit was filed in Delaware state court against then
IAC/InterActiveCorp (now Match Group, Inc.), then IAC Holdings, Inc. (subsequently renamed IAC/InterActiveCorp and now known as IAC Inc.), IAC's Chairman and Senior Executive, Barry Diller, former Match Group (as a nominal defendant only), and the ten members of former Match Group's board of directors at the time of the separation of the Match Group business from then IAC/InterActiveCorp (the “MTCH Separation”), challenging, on behalf of a putative class of then Match Group public shareholders, the agreed-upon terms of the MTCH Separation. See David Newman v. IAC/InterActiveCorp et al., No. 2020-0505 (Delaware Chancery Court). The gravamen of the complaint was that the terms of the MTCH Separation were unfair to former Match Group public shareholders and unduly beneficial to IAC as a result of undue influence by IAC and Mr. Diller over the then Match Group directors who unanimously approved the transaction. The complaint asserted direct and derivative claims for: (i) breach of fiduciary duty against IAC and Mr. Diller as alleged former controlling shareholders of Match Group, (ii) breach of fiduciary duty against the Match Group directors who unanimously approved the MTCH Separation, (iii) breach of contract (i.e., a provision of former Match Group's charter), (iv) breach of the implied covenant of good faith and fair dealing, and (v) tortious interference with contract against IAC. The complaint sought various declarations and damages in an unspecified amount.

On September 24, 2020, the defendants filed motions to dismiss the complaint. On January 8, 2021, instead of responding to the motions to dismiss, the plaintiff, joined by another plaintiff, Boilermakers National Annuity Trust, filed an amended complaint. In addition, on January 7, 2021, another complaint challenging the MTCH Separation was filed against substantially the same defendants in the same court. See Construction Industry & Laborers Joint Pension Trust for Southern Nevada Plan A v. IAC/InterActiveCorp et al. (Delaware Chancery Court). The two cases were consolidated under the caption In re Match Group, Inc. Derivative Litigation, No. 2020-0505. On March 15, 2021, the court issued an order appointing Construction Industry and Laborers Joint Pension Trust for Southern Nevada Plan A (“Southern Nevada”) as lead plaintiff in the litigation and directing it to file a consolidated complaint by April 14, 2021, and on that date Southern Nevada filed the consolidated complaint.
On June 22, 2021, the defendants filed motions to dismiss the consolidated complaint. On September 3, 2021, instead of responding to the motions, the plaintiffs filed motions to add City of Hallandale Beach Police Officers’ and Firefighters’ Personnel Retirement Trust (“Hallandale”) as a co-lead plaintiff and to amend and supplement the consolidated complaint, which latter motion the defendants opposed. On October 27, 2021, the court issued an order granting the motions. On November 2, 2021, the plaintiffs filed an amended and supplemented consolidated complaint.
On December 10, 2021, the defendants filed motions to dismiss the amended and supplemented consolidated complaint, which the plaintiffs opposed. On September 1, 2022, the court, applying the business-judgment standard of review, issued an opinion and order granting the defendants' motions to dismiss the complaint with prejudice. On October 3, 2022, the plaintiffs filed a notice of appeal to the Delaware Supreme Court from the Chancery Court's order of dismissal. On May 3, 2023, the Delaware Supreme Court heard oral argument on the plaintiffs’ appeal. On May 30, 2023, the court issued an order directing the parties to submit supplemental briefing on the correct legal standard governing judicial review of the MTCH Separation, namely whether review under the more deferential business-judgment rule is triggered when such a transaction has been approved by either a committee of independent directors or a majority vote of the minority stockholders. Supplemental briefing was completed on September 29, 2023. On December 13, 2023, the court heard further oral argument from the parties.
On April 4, 2024, the Delaware Supreme Court issued its decision, holding: (i) that in order to be subject to review under the more deferential business-judgment rule, rather than “entire fairness” review, the MTCH Separation transaction must have been approved by both a committee of independent directors and a majority vote of the Match Group minority shareholders, (ii) that the Chancery Court correctly ruled that the plaintiffs had pleaded sufficient facts to call into question the independence of one of the three members of the special committee that had negotiated and approved the transaction, (iii) that the Chancery Court had incorrectly ruled that the plaintiffs had nevertheless failed to call into question the independence of the special committee as a whole, because all members of the committee must be independent in order for the committee as a whole to be independent, and (iv) that the Chancery Court had correctly dismissed the plaintiffs’ derivative claims for lack of standing, thereby leaving only their direct claims for adjudication and Hallandale as the sole lead plaintiff. The Delaware Supreme Court remanded the case to the Chancery Court for further proceedings under the “entire fairness” standard of review, and the case is now in discovery.
On October 2, 2024, the Chancery Court issued a decision and order dismissing the plaintiff’s claim against Mr. Diller on the principal grounds that he was not a controlling stockholder of Match Group.
Trial is scheduled for February 9, 2026. IAC believes that the allegations in this litigation are without merit and will continue to defend vigorously against them.
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
As of February 7, 2025, there were 737 holders of record of IAC common stock and four holders of record of IAC Class B common stock. Because the substantial majority of the outstanding shares of IAC common stock are held by brokers and other institutions on behalf of shareholders, IAC is not able to estimate the total number of beneficial holders represented by these record holders.
Dividends
Other than the Distribution, we do not currently expect that any cash or other dividends will be paid to holders of IAC common stock or Class B common stock in the near future. Any future cash dividend or other dividend declarations are subject to the determination of IAC’s board of directors.
Unregistered Sales of Equity Securities
During the quarter ended December 31, 2024, the Company did not issue or sell any shares of IAC common stock or other equity securities pursuant to unregistered transactions.
Issuer Purchases of Equity Securities
We did not purchase any shares of IAC common stock during the quarter ended December 31, 2024. As of that date, 3,686,692 shares of IAC common stock remained available for repurchase under our previously announced June 2020 repurchase authorization. We may repurchase shares of IAC common stock pursuant to this repurchase authorization over an indefinite period of time in the open market and in privately negotiated transactions, depending on those factors IAC management deems relevant at any particular time, including (without limitation) market conditions, share price and future outlook.
Item 6.    Reserved

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Proposed Angi Inc. Spin-off
On January 13, 2025, IAC announced that its Board of Directors approved a plan to spin off its full stake in Angi Inc. (“Angi”) to IAC shareholders. The Company intends to effect the spin-off through a dividend to the holders of its common stock and Class B common stock of all of the common stock of Angi owned by the Company (the “Distribution”). Prior to the effective time of the Distribution, the Company intends to voluntarily convert all of the shares of Class B common stock of Angi that it owns to shares of Class A common stock of Angi. The completion of the Distribution remains subject to customary conditions and to the final approval of the Company's Board of Directors and may not be completed, on the anticipated terms or at all. The Company expects to complete the Distribution as soon as March 31, 2025.

Defined Terms and Operating Metrics:
Unless otherwise indicated or as the context otherwise requires, certain terms used in this annual report, which include the principal operating metrics we use in managing our business, are defined below:

IAC Businesses (for additional information see “Note 9—Segment Information” to the accompanying notes to the financial statements included in “Item 8—Financial Statements and Supplementary Data”):

•Dotdash Meredith - one of the largest digital and print publishers in America. Nearly 200 million people trust Dotdash Meredith each month to help them make decisions, take action, and find inspiration. Dotdash Meredith's over 40 iconic brands include People, Better Homes & Gardens, Verywell, FOOD & WINE, The Spruce, allrecipes, BYRDIE, REAL SIMPLE, Investopedia, and Southern Living. Dotdash Meredith has two operating segments: (i) Digital, which includes its digital, mobile and licensing operations; and (ii) Print, which includes its magazine subscription and newsstand operations;

•Angi - a publicly traded company that connects quality home professionals with consumers across more than 500 different categories, from repairing and remodeling homes to cleaning and landscaping. On November 1, 2023, Angi completed the sale of 100% of its wholly-owned subsidiary, Total Home Roofing, LLC (“Roofing”), and has reflected it as a discontinued operation in its standalone financial statements. Roofing did not meet the threshold to be reflected as a discontinued operation at the IAC level. During the fourth quarter of 2023, IAC moved Roofing to Emerging & Other. Following the sale of Roofing, Angi has three operating segments: (i) Ads and Leads, (ii) Services and (iii) International (includes Europe and Canada). At December 31, 2024, the Company’s economic interest and voting interest in Angi were 85.3% and 98.3%, respectively;

•Care.com, a leading online destination for families to connect with caregivers for their children, aging parents, pets and homes and for caregivers to connect with families seeking care services. Care.com's brands include Care For Business, Care.com's offerings to enterprises, and HomePay;

•Search - consists of Ask Media Group, a collection of websites providing general search services and information, and Desktop, which includes our business-to-business partnership operations and the remaining installed base of our legacy direct-to-consumer downloadable desktop applications; and

•Emerging & Other - consists of:
◦Vivian Health, a platform to efficiently connect healthcare professionals with job opportunities;
◦Mosaic Group, a former developer and provider of global subscription mobile applications, for periods prior to the sale of its assets on February 15, 2024, which was accounted for as a sale of a business, for approximately $160 million;
◦Roofing, a provider of roof replacement and repair services, for periods prior to its sale on November 1, 2023; and
◦The Daily Beast, IAC Films and, for periods prior to its sale on November 9, 2022, Bluecrew.
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
•Total Sessions - represents unique visits to all sites that are part of Dotdash Meredith's network and is sourced from Google Analytics.
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
•International Revenue - primarily comprises revenue generated within the International segment (consisting of businesses in Europe and Canada), including consumer connection revenue for consumer matches and membership subscription revenue from professionals.

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

•Transacting Professionals (“Transacting Pros” formerly known as Transacting Service Professionals or “Transacting SPs”) - are the number of (i) Ads and Leads professionals that paid for consumer matches or advertising and (ii) Services professionals that performed a Services job, during the most recent quarter.

Operating Costs and Expenses:
•Cost of revenue (exclusive of depreciation) - consists primarily of traffic acquisition costs, which include (i) payments made to partners who direct traffic to our Ask Media Group websites and who distribute our business-to-business customized browser-based applications and (ii) the amortization of fees paid to Apple and Google related to the distribution of apps and the facilitation of in-app purchases. Traffic acquisition costs include payment of amounts based on revenue share and other arrangements. Cost of revenue also includes production, distribution and editorial costs at Dotdash Meredith, compensation expense (including stock-based compensation expense) and other employee-related costs, content costs, roofing material and third-party contactor costs associated with Roofing arrangements for periods prior to its sale on November 1, 2023, hosting fees, credit card processing fees, payments made to independent third-party professionals who performed work contracted under Services arrangements that were entered into prior to January 1, 2023 and the change to net revenue reporting described below and payments made to care providers for Care For Business.
•Selling and marketing expense - consists primarily of advertising expenditures, which include online marketing expenditures, including fees paid to search engines, social media sites and other online marketing platforms, app platforms and partner-related payments to those who direct traffic to the brands within our Angi segment, offline marketing expenditures, which primarily consists of costs related to television, streaming and radio advertising within our Angi and Care.com segments, compensation expense (including stock-based compensation expense) and other employee-related costs for sales force and marketing personnel, subscription acquisition costs related to Dotdash Meredith, outsourced personnel and consulting costs and service guarantee expense at Angi.
•General and administrative expense - consists primarily of compensation expense (including stock-based compensation expense) and other employee-related costs for personnel engaged in executive management, finance, legal, tax, human resources and customer service functions, rent expense and facilities cost (including impairments of right-of-use assets or “ROU assets”), fees for professional services (including transaction-related costs related to the Distribution and acquisitions), provision for credit losses, software license and maintenance costs and acquisition-related contingent consideration fair value adjustments (described below). The customer service function at Angi and Care.com includes personnel who provide support to its professionals and caregivers, respectively, and consumers.
•Product development expense - consists primarily of compensation expense (including stock-based compensation expense) and other employee-related costs and third-party contractor costs that are not capitalized for personnel engaged in the design, development, testing and enhancement of product offerings and related technology and software license and maintenance costs.
•Acquisition-related contingent consideration fair value adjustments - relate to the portion of the purchase price of certain acquisitions that is contingent upon the financial performance and/or operating metric targets of the acquired company. Changes in the estimated fair value of the contingent consideration arrangements, if applicable, are recognized during each reporting period in “General and administrative expense” in the statement of operations.
Long-term debt (for additional information see “Note 6—Long-term Debt” in the accompanying notes to the financial statements included in “Item 8—Financial Statements and Supplementary Data”):
•Dotdash Meredith Term Loan A - due December 1, 2026. At December 31, 2024 and 2023, the outstanding balance of Dotdash Meredith Term Loan A was $297.5 million and $315.0 million, respectively, and bore interest at an adjusted term secured overnight financing rate (“Adjusted Term SOFR”) plus 2.25%, or 6.94% and 7.69%, respectively. Dotdash Meredith Term Loan A has quarterly principal payments.
•Dotdash Meredith Term Loan B-1 (replaced Dotdash Meredith Term Loan B) - due December 1, 2028. On November 26, 2024, Dotdash Meredith entered into Amendment No. 1 to the Dotdash Meredith Credit Agreement (the “Amended Dotdash Meredith Credit Agreement”), which governs both the existing Dotdash Meredith Term Loan A and the Dotdash Meredith Revolving Facility, and replaced $1.18 billion of then outstanding Dotdash Meredith Term Loan B principal with an equal amount of the Dotdash Meredith Term Loan B-1 (together with Dotdash Meredith Term Loan A, these loans are collectively referred to as “Dotdash Meredith Term Loans”). At December 31, 2024, the outstanding balance of Dotdash Meredith Term Loan B-1 was $1.18 billion and bore interest at Adjusted Term SOFR, subject to a minimum of 0.50%, plus 3.50%, or 8.05%. At December 31, 2023, the outstanding balance of Dotdash Meredith Term Loan B was $1.23 billion and bore interest at Adjusted Term SOFR, subject to a minimum of 0.50%, plus 4.00%, or 9.44%. Dotdash Meredith Term Loan B-1 has quarterly principal payments.

•Dotdash Meredith Revolving Facility - Dotdash Meredith's $150 million revolving credit facility expires on December 1, 2026. At December 31, 2024 and 2023, there were no outstanding borrowings under the Dotdash Meredith Revolving Facility.
•ANGI Group Senior Notes - on August 20, 2020, ANGI Group, LLC (“ANGI Group”), a direct wholly-owned subsidiary of Angi, issued $500.0 million of its 3.875% Senior Notes due August 15, 2028, with interest payable February 15 and August 15 of each year.
Non-GAAP financial measure:
•Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) - is a non-GAAP financial measure. See “Principles of Financial Reporting” for the definition of Adjusted EBITDA and required non-GAAP reconciliations.
MANAGEMENT OVERVIEW
For a more complete description of the Company's operating businesses, see “Description of IAC Businesses” included in “Item 1—Business.”
As used herein, “IAC,” the “Company,” “we,” “our” or “us” and similar terms refer to IAC Inc. and its subsidiaries (unless the context requires otherwise).
Sources of Revenue
Dotdash Meredith

Dotdash Meredith revenue consists of digital and print revenue. Digital revenue consists principally of advertising, performance marketing and licensing and other revenue. Print revenue consists principally of subscription, advertising, project and other, newsstand and performance marketing revenue.

Digital

Advertising revenue is generated primarily through digital advertisements sold by Dotdash Meredith's sales team directly to advertisers or through advertising agencies and programmatic advertising networks. Performance marketing revenue includes commissions generated through affiliate commerce, affinity marketing channels and performance marketing. Affiliate commerce commission revenue is generated when Dotdash Meredith's branded content refers consumers to commerce partner websites resulting in a purchase or transaction. Affinity marketing programs market and place magazine subscriptions online for both Dotdash Meredith and third-party publisher titles. Performance marketing commissions are generated on a cost-per-click or cost-per-action basis. Licensing and other revenue primarily includes revenue generated through brand and content licensing and similar agreements.

Print

Subscription revenue relates to the sale of Dotdash Meredith's magazines, including digital editions. Most of Dotdash Meredith's subscription sales are prepaid at the time of order and may be canceled at any time for a refund of the pro rata portion of the initial subscription. Advertising revenue relates to the sale of advertising in magazines directly to advertisers or through advertising agencies. Revenue is recognized on the magazine issue’s on-sale date, which is the date the magazine is published. Project and other revenue include other revenue streams that are primarily project based and may relate to any one or combination of the following activities: audience targeted advertising, custom publishing, content strategy and development, email marketing, social media, database marketing and search engine optimization. Newsstand revenue is related to single copy magazines or bundles of single copy magazines sold to wholesalers for resale on newsstands. Publications sold to magazine wholesalers are sold with the right to receive credit from Dotdash Meredith for magazines returned to the wholesaler by retailers. Performance marketing revenue principally consists of affinity marketing revenue through which Dotdash Meredith places magazine subscriptions for third-party publishers.

Angi

Ads and Leads revenue includes consumer connection revenue, which comprises fees paid by professionals for consumer matches (regardless of whether the professional ultimately provides the requested service), revenue from professionals under contract for advertising, membership subscription revenue from professionals and consumers and revenue from other services. Consumer connection revenue varies based upon several factors including the service requested, product experience offered, and geographic location of service. Services revenue primarily reflects domestic revenue from pre-priced offerings by which the consumer requests services through an Angi platform and Angi engages a professional to perform the service. International revenue primarily comprises consumer connection revenue for consumer matches and membership subscription revenue from professionals.

From January 1, 2020 through December 31, 2022, Services recorded revenue on a gross basis. Effective January 1, 2023, Angi modified the Services terms and conditions so that the professional, rather than Angi, has the contractual relationship with the consumer to deliver the service and Angi's performance obligation to the consumer is to connect them with the professional. This change in contractual terms requires revenue to be reported as the net amount of what is received from the consumer after deducting the amounts owed to the professional providing the service effective for all arrangements entered into after December 31, 2022. There is no impact to operating loss or Adjusted EBITDA from this change in revenue recognition. For the year ended December 31, 2022, if Services revenue were recorded on a net basis, revenue would have been reduced by $242.6 million.

Care.com
Care.com consists of consumer and enterprise revenue. Consumer revenue is primarily generated through subscription fees from families and caregivers, both domestically and internationally, for Care.com's suite of products and services. Consumer also includes revenue generated through Care.com's comprehensive household payroll and tax support services (HomePay), as well as through contracts with businesses that advertise through Care.com's platform. Enterprise revenue is primarily generated through annual contracts with businesses (employers or re-sellers) that provide access to Care.com’s suite of products and services as an employee benefit. Fees from enterprise contracts include subscription revenue and backup care (including child, senior and pet) for employees.
Search
The Search segment consists of Ask Media Group and the Desktop business. Ask Media Group and Desktop revenue consist principally of advertising revenue, which is generated primarily through the display of paid listings in response to search queries. The majority of the paid listings displayed are supplied to us by Google Inc. (“Google”) pursuant to our services agreement with Google, dated as of October 26, 2015 and as subsequently amended (the “Services Agreement”), described in more detail in “Note 2—Summary of Significant Accounting Policies” to the financial statements included in “Item 8—Financial Statements and Supplementary Data.”
Emerging & Other
Included within Emerging & Other is Vivian Health and, prior to their sales on each of February 15, 2024 and November 1, 2023, respectively, Mosaic Group and Roofing. Vivian Health revenue consists of subscription and usage revenue, which is generated through recruiting agencies and other employers that seek access to qualified healthcare professionals. Mosaic Group revenue primarily consisted of fees paid by subscribers for downloadable mobile applications distributed through the Apple App Store and Google Play Store and fees received directly from consumers, as well as display advertisements. Roofing revenue primarily consisted of revenue from the roof replacement business offering by which the consumer purchased services directly from the Roofing business and Roofing then engaged a professional to perform the service. Revenue for the remaining businesses within Emerging & Other is generated primarily through subscriptions, media production and distribution and advertising.
Services Agreement with Google
On January 20, 2025, the Company entered into a further amendment to its Services Agreement (the “Amendment”), with the amended terms to be effective on April 1, 2025. Following the execution of the Amendment, the expiration date of the Services Agreement was extended from March 31, 2025 to March 31, 2026, with an automatic renewal for an additional one-year period absent a notice of non-renewal from either party on or before December 31, 2025.

Google has made changes to the policies under the Services Agreement and has also made industry-wide changes that have in the past (and could in the future) require modifications to, or prohibit and/or render obsolete certain of our products, services and/or business practices, which have negatively impacted revenue and been costly to address (and could in the future), which have had and could have an adverse effect on our business, financial condition and results of operations. Further, changes to certain of the economic terms of the Services Agreement will become effective April 1, 2025 and the Company expects this could negatively impact Search revenue. See “Note 2—Summary of Significant Accounting Policies” to the financial statements included in “Item 8—Financial Statements and Supplementary Data” for additional information on the Services Agreement with Google.
Dotdash Meredith Restructuring and Other Charges
Restructuring Charges
During 2022, Dotdash Meredith management committed to several actions to improve efficiencies and better align its cost structure following the acquisition of Meredith on December 1, 2021, which included: (i) the discontinuation of certain print publications and the shutdown of PeopleTV, for which the related expense was primarily reflected in the first quarter of 2022, (ii) a voluntary retirement program, for which the related expense was primarily reflected in the first half of 2022, (iii) the consolidation of certain leased office space, for which the related expense was reflected in the third quarter of 2022 and (iv) a reduction in force plan, which was announced in the first quarter of 2022. These actions resulted in $80.2 million of restructuring charges incurred for the year ended December 31, 2022.
For the year ended December 31, 2022, restructuring charges included impairment charges of $21.3 million related to the consolidation of certain leased spaces following the Meredith acquisition, consisting of impairments of $14.3 million and $7.0 million of an ROU asset and related leasehold improvements, furniture and equipment, respectively, which are included in “General and administrative expense” and “Depreciation,” respectively, in the statement of operations.
Other Charges
During the first quarter of 2023, due to the continued decline in the commercial real estate market, Dotdash Meredith recorded impairment charges of $70.0 million related to certain unoccupied leased office space consisting of impairments of $44.7 million and $25.3 million of an ROU asset and related leasehold improvements, furniture and equipment, respectively, which are included in “General and administrative expense” and “Depreciation,” respectively, in the statement of operations.
See “Note 2—Summary of Significant Accounting Policies” and “Note 17—Dotdash Meredith Restructuring Charges, Transaction-Related Expenses and Change-in-Control Payments” to the financial statements included in “Item 8. Financial Statements and Supplementary Data” for additional information on impairment and restructuring charges, respectively.
Distribution, Marketing and Advertiser Relationships
We pay traffic acquisition costs, which consist of payments made to partners who direct traffic to our Ask Media Group websites and who distribute our business-to-business customized browser-based applications, and fees paid to Apple and Google related to the distribution of apps and the facilitation of in-app purchases. We also pay to market and distribute our services on third-party distribution channels, such as Google and other search engines and social media websites such as Facebook. We also incur certain costs at Dotdash Meredith Print, including subscription acquisition costs, which represent commission payments to third-party agents to sell magazine subscriptions, and fulfillment and distribution costs, which represents costs to distribute magazines to subscribers and newsstands. In addition, some of our businesses manage affiliate programs, pursuant to which we pay commissions and fees to third parties based on revenue earned. These distribution channels might also offer their own services and products, as well as those of other third parties, which compete with those we offer.
We market and offer our services and products to consumers through branded websites, allowing consumers to transact directly with us in a convenient manner. We have made, and expect to continue to make, substantial investments in online and offline advertising to build our brands and drive traffic to our websites and consumers and advertisers to our businesses.

Results of Operations for the Years Ended December 31, 2024, 2023 and 2022
The following discussion should be read in conjunction with “Item 8—Financial Statements and Supplementary Data.”
Revenue

	Year Ended December 31,
	2024	2023	2022	2024 Change		2023 Change
				$ Change	% Change	$ Change	% Change
	(Dollars in thousands)
Dotdash Meredith
Digital	$1,004,417	$892,426	$931,482	$111,991	13%	$(39,056)	(4)%
Print	794,045	823,456	1,026,128	(29,411)	(4)%	(202,672)	(20)%
Intersegment eliminations	(21,233)	(20,989)	(22,911)	(244)	(1)%	1,922	8%
Total Dotdash Meredith	1,777,229	1,694,893	1,934,699	82,336	5%	(239,806)	(12)%
Angi
Domestic
Ads and Leads	962,601	1,124,908	1,282,061	(162,307)	(14)%	(157,153)	(12)%
Services	93,521	118,033	381,256	(24,512)	(21)%	(263,223)	(69)%
Total Domestic	1,056,122	1,242,941	1,663,317	(186,819)	(15)%	(420,376)	(25)%
International	128,990	115,807	101,038	13,183	11%	14,769	15%
Total Angi	1,185,112	1,358,748	1,764,355	(173,636)	(13)%	(405,607)	(23)%
Care.com	369,620	375,039	362,570	(5,419)	(1)%	12,469	3%
Search	387,699	629,038	731,431	(241,339)	(38)%	(102,393)	(14)%
Emerging & Other	89,028	320,018	460,895	(230,990)	(72)%	(140,877)	(31)%
Intersegment eliminations	(1,455)	(12,501)	(18,670)	11,046	88%	6,169	33%
Total	$3,807,233	$4,365,235	$5,235,280	$(558,002)	(13)%	$(870,045)	(17)%

	Year Ended December 31,
	2024	2023	2022	2024 Change		2023 Change
				Change	% Change	Change	% Change
Operating metrics:
Dotdash Meredith
Digital
Total Sessions (in millions)	10,664	10,813	11,947	(149)	(1)%	(1,134)	(9)%
Core Sessions (in millions)	9,062	8,370	8,186	692	8%	184	2%

Angi
Service Requests (in thousands)	17,184	23,255	29,459	(6,071)	(26)%	(6,204)	(21)%
Monetized Transactions (in thousands)	24,381	27,111	28,938	(2,730)	(10)%	(1,827)	(6)%
Transacting Pros (in thousands)	168	196	220	(28)	(14)%	(24)	(11)%
For the year ended December 31, 2024 compared to the year ended December 31, 2023
•Dotdash Meredith revenue increased 5% to $1.8 billion due to an increase of $112.0 million, or 13%, from Digital, partially offset by a decrease of $29.4 million, or 4%, from Print.

◦The Digital increase was due primarily to increases of $82.9 million, or 15%, in Advertising Revenue, $16.2 million, or 16%, in Licensing and Other Revenue and $12.8 million, or 6%, in Performance Marketing Revenue. The increase in Advertising Revenue was driven primarily by an increase in premium advertising sold through the Dotdash Meredith sales team in the Technology, Home/Consumer Packaged Goods and Pharmaceuticals categories, as well as higher programmatic revenue as a result of an increase in programmatic rates and an 8% increase in Core Sessions. The increase in Licensing and Other Revenue was due primarily to the addition of the OpenAI partnership, which began in May 2024, and improved performance of content syndication partners including Apple News+, partially offset by a decrease in brand licensing revenue due to lower royalties. The increase in Performance Marketing Revenue was due primarily to an increase in affiliate commerce commission revenue, partially offset by a decrease in Performance Marketing revenue in the Finance and Food and Beverage categories.
◦The Print decrease was due primarily to decreases of $28.3 million, or 14%, in advertising revenue, $15.2 million, or 13%, in newsstand revenue and $10.3 million, or 23%, in performance marketing revenue, partially offset by an increase of $26.7 million, or 21%, in project and other revenue. The decreases in advertising revenue, newsstand revenue and performance marketing revenue are all due, in part, to a reduction in the number of issues sold in the current year compared to the prior year and the ongoing migration of audience from print to digital platforms. The increase in project and other revenue was due primarily to higher revenue from a legacy agency business due to political advertising spend on third-party publisher platforms.
•Angi revenue decreased 13% to $1.2 billion driven by decreases of $162.3 million, or 14%, from Ads and Leads and $24.5 million, or 21%, from Services, partially offset by an increase of $13.2 million, or 11% from International.
◦The Ads and Leads decrease was due primarily to decreases of $174.5 million, or 22%, in consumer connection revenue and $9.2 million, or 18%, in membership subscription revenue, partially offset by an increase of $21.5 million, or 7%, in advertising revenue. The decrease in consumer connection revenue was driven by ongoing user-experience enhancements as well as lower sales and marketing spend, resulting in both lower Service Requests and lower acquisition of new professionals. The decrease in membership subscription revenue was due primarily to a decrease in professionals in the Angi network. The increase in advertising revenue was primarily due to an increase in advertising sold through Angi's sales force.
◦The Services decrease was due primarily to fewer Service Requests as a result of certain efforts described in Ads and Leads above. In addition, the decrease in revenue reflects the residual impact from contracts entered into prior to January 1, 2023 and recognized as gross revenue in the first quarter of 2023. Effective January 1, 2023, Angi modified the Services terms and conditions resulting in net revenue reporting.
◦The International increase was driven by a larger professional network and higher revenue per professional.
•Care.com revenue decreased 1% to $369.6 million due primarily to a decrease of $19.2 million, or 9%, in consumer revenue, partially offset by an increase of $13.8 million, or 8%, in enterprise revenue. The decrease in consumer revenue was driven by lower subscriptions on the Care.com platform. The increase in enterprise revenue was primarily due to an increase in backup care usage.
•Search revenue decreased 38% to $387.7 million due primarily to a decrease of $230.2 million, or 42%, from Ask Media Group resulting from a reduction in marketing from affiliate partners that drove fewer visitors to our ad supported search and content websites.
•Emerging & Other revenue decreased 72% to $89.0 million due primarily to a decrease of $137.8 million in revenue ($17.8 million in 2024 compared to $155.7 million in 2023) from Mosaic Group, the assets of which were sold on February 15, 2024, the inclusion of $90.6 million in revenue from Roofing in the prior year period, which was sold on November 1, 2023 and a decrease of $8.0 million in revenue from IAC Films, partially offset by an increase of $6.0 million in revenue from The Daily Beast.
For the year ended December 31, 2023 compared to the year ended December 31, 2022
•Dotdash Meredith revenue decreased 12% to $1.7 billion due primarily to decreases of $202.7 million, or 20%, from Print and $39.1 million, or 4%, from Digital.

◦The decrease from Print was due to the planned reduction in circulation of certain publications and the discontinuation of others in the first quarter of 2022.
◦The decrease from Digital was due primarily to decreases of $60.9 million and $10.8 million, or 10% each, in Advertising Revenue and Licensing and Other Revenue, respectively, partially offset by an increase of $32.6 million, or 16% in Performance Marketing Revenue. The decrease in Advertising Revenue resulted primarily from lower programmatic revenue as a result of a 9% decline in Total Sessions and declines in premium advertising sold through the Dotdash Meredith sales team. Despite the increase in Core Sessions, Total Sessions was impacted by traffic declines in the first quarter of 2023 due to COVID-19 supported traffic levels in early 2022 and traffic declines in the second and third quarters of 2023 driven primarily by the Entertainment category and certain partner sites. The decrease in Licensing and Other Revenue was due primarily to lower royalties earned from retail partners. The increase in Performance Marketing Revenue was due primarily to an increase in affiliate commerce commission revenue, partially offset by a decrease in Performance Marketing revenue in the Finance and Health categories.
•Angi revenue decreased 23% to $1.4 billion driven by decreases of $263.2 million, or 69%, from Services and $157.2 million, or 12%, from Ads and Leads, partially offset by an increase of $14.8 million, or 15%, from International.
◦The Services decrease was due primarily to the change to net revenue reporting described above under “Sources of Revenue - Angi” and a decrease of $92.4 million due primarily to the continued shift away from complex and less profitable offerings, and lower Service Requests as a result of certain efforts described in Ads and Leads below.
◦The Ads and Leads decrease was due primarily to decreases of $173.6 million, or 18%, in consumer connection revenue and $8.1 million, or 13%, in membership subscription revenue, partially offset by an increase of $25.3 million, or 10%, in advertising revenue. The decrease in consumer connection revenue was due primarily to declines in Monetized Transactions as a result of an effort to rationalize sales to professionals that are unprofitable as well as efforts to increase lead quality, including changes to certain demand channels, to enhance the user experience for both homeowners and professionals. The decrease in membership subscription revenue was due primarily to a decline in professionals in the Angi network. The increase in advertising revenue was due primarily to continued growth in sales and improved retention.
◦The International increase was driven by a larger professional network and higher revenue per professional.
•Care.com revenue increased 3% to $375.0 million due to an increase of $19.7 million, or 14%, in enterprise revenue, partially offset by a decrease of $7.2 million, or 3%, in consumer revenue. The increase in enterprise revenue was primarily due to an increase in backup care usage. The decrease in consumer revenue was primarily due to lower subscriptions on the Care.com platform.
•Search revenue decreased 14% to $629.0 million due to decreases of $81.1 million, or 13%, from Ask Media Group and $21.3 million, or 21%, from Desktop. The decrease from Ask Media Group was due to a reduction in marketing by affiliate partners driving fewer visitors to ad supported search and content websites. The decrease from Desktop was due primarily to certain Google policy changes and the subsequent discontinuation of new products effective March 2021.
•Emerging & Other revenue decreased 31% to $320.0 million due primarily to the inclusion of Bluecrew in the prior year period, which was sold on November 9, 2022, a decrease at Roofing due to a decline in projects and a strategic shift in operations to select markets prior to its sale on November 1, 2023, and decreases in revenue at Mosaic Group and IAC Films, partially offset by growth of 40% at Vivian Health.

Cost of revenue (exclusive of depreciation shown separately below)

	Year Ended December 31,
	2024	2023	2022	2024 Change		2023 Change
				$ Change	% Change	$ Change	% Change
	(Dollars in thousands)
Cost of revenue (exclusive of depreciation shown separately below)	$1,059,990	$1,343,254	$1,933,705	$(283,264)	(21)%	$(590,451)	(31)%
As a percentage of revenue	28%	31%	37%
For the year ended December 31, 2024 compared to the year ended December 31, 2023
Cost of revenue in 2024 decreased from 2023 due primarily to decreases of $168.5 million from Search, $102.6 million from Emerging & Other and $5.0 million from Angi, partially offset by an increase of $5.2 million from Dotdash Meredith.
•The Search decrease was due primarily to a decrease in traffic acquisition costs of $166.1 million following a decrease in revenue and the proportion of revenue earned from affiliate partners who direct traffic to our websites.
•The Emerging & Other decrease was due primarily to the inclusion in the prior year period of $61.5 million in expense from Roofing, which was sold on November 1, 2023, and a decrease in expense of $34.4 million from Mosaic Group, the assets of which were sold on February 15, 2024.
•The Angi decrease was due primarily to a decrease of $9.3 million from Services, partially offset by an increase of $3.3 million from Ads and Leads.
◦The Services decrease was due primarily to decreases in payments to third-party professionals of $7.9 million primarily reflecting the residual impact from contracts entered into prior to January 1, 2023 and recognized as gross revenue in the first quarter of 2023 and credit card processing fees of $1.2 million.
◦The Ads and Leads increase was due primarily to higher hosting fees of $6.2 million attributable, in part, to the migration of data to a third-party computing platform, partially offset by a decrease in credit card processing fees of $2.9 million.
•The Dotdash Meredith increase was due primarily to an increase of $31.7 million from Digital, partially offset by a decrease of $26.1 million from Print.
◦The Digital increase was due primarily to increases of $19.7 million in compensation expense, $7.5 million in traffic acquisition costs and $2.7 million in content costs. The increase in compensation expense was due primarily to an increase in headcount. The increase in traffic acquisition costs was due primarily to a new contractual relationship to increase programmatic rates. The increase in content costs was due primarily to an investment in video production.
◦The Print decrease was due primarily to a decrease of $48.3 million in production and distribution costs (postage, printing, paper and content) resulting from a planned reduction in the number of printed copies of certain publications and decreases in paper costs and freight surcharges, partially offset by increases of $17.9 million in third-party costs in connection with certain project-related revenue, including audience targeted advertising and $3.0 million in compensation expense due, in part, to $2.1 million in severance expense incurred in the fourth quarter of 2024 primarily related to headcount reductions intended to better align resources with strategic initiatives.
For the year ended December 31, 2023 compared to the year ended December 31, 2022

Cost of revenue in 2023 decreased from 2022 due primarily to decreases of $274.8 million from Angi, $178.8 million from Dotdash Meredith, $110.4 million from Emerging & Other and $29.2 million from Search.
•The Angi decrease was due to a decrease of $274.8 million from Services due primarily to a $248.8 million decrease in payments to third-party professional service providers due primarily to the change to net revenue reporting effective January 1, 2023, described above. Additionally, payments to third-party professional service providers decreased as a result of the shift away from complex and less profitable offerings.
•The Dotdash Meredith decrease was due primarily to decreases of $112.2 million from Print and $67.0 million from Digital.
◦The decrease from Print was due primarily to decreases of $69.5 million in production and distribution costs (postage, paper, printing and content) due to the discontinuation of several publications in the first quarter of 2022 and the planned reduction in circulation of others. Print was further impacted by decreases of $24.2 million in compensation expense due to the voluntary retirement program in the first quarter of 2022 and the reduction in force described above under “Dotdash Meredith Restructuring and Other Charges” and $13.4 million in third-party advertising campaign fulfillment costs due to lower project-related revenue.
◦The decrease from Digital was due primarily to decreases of $35.9 million in traffic acquisition costs, $14.0 million in compensation expense and $13.9 million in content creation costs. The decreases in traffic acquisition costs and content creation costs were due primarily to lower revenue. The decrease in compensation expense was due primarily to lower headcount due to the aforementioned voluntary retirement program in the first quarter of 2022 and the reduction in force.
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
•The Search decrease was due primarily to a decrease in traffic acquisition costs of $28.0 million due primarily to a decrease in the proportion of revenue earned from affiliate partners who direct traffic to our websites.
Selling and marketing expense

	Year Ended December 31,
	2024	2023	2022	2024 Change		2023 Change
				$ Change	% Change	$ Change	% Change
	(Dollars in thousands)
Selling and marketing expense	$1,338,732	$1,576,229	$1,914,878	$(237,497)	(15)%	$(338,649)	(18)%
As a percentage of revenue	35%	36%	37%
For the year ended December 31, 2024 compared to the year ended December 31, 2023
Selling and marketing expense in 2024 decreased from 2023 due primarily to decreases of $163.6 million from Angi, $70.0 million from Emerging & Other and $46.5 million from Search, partially offset by an increase of $41.0 million from Dotdash Meredith.
•The Angi decrease was due primarily to a decrease of $169.0 million from Ads and Leads due primarily to decreases of $129.9 million in advertising expense and $34.1 million in compensation expense. The decrease in advertising expense was due primarily to improved marketing efficiencies, including optimizations to matching and online bidding that resulted in fewer Service Requests but increased Monetized Transactions per Service Request, and a decrease in offline media spend. The decrease in compensation expense was due primarily to a reduction in headcount.
•The Emerging & Other decrease was due primarily to a decrease in expense of $50.2 million from Mosaic Group, the assets of which were sold on February 15, 2024, and the inclusion in the prior year period of $17.7 million in expense from Roofing, which was sold on November 1, 2023.

•The Search decrease was due primarily to decreases of $41.4 million in online marketing spend and $4.4 million in compensation expense. The decrease in online marketing was primarily due to the discontinuation of certain products and lower traffic volume. The decrease in compensation expense was due primarily to reductions in headcount.
•The Dotdash Meredith increase was due primarily to increases of $29.9 million from Digital and $10.9 million from Print.
◦The Digital increase was due primarily to increases of $15.1 million in online marketing spend and $9.5 million in compensation expense. The increase in online marketing spend was due primarily to an increase in paid affiliate commerce. The increase in compensation expense was due primarily to increases in salary, commissions and employee benefits.
◦The Print increase was due primarily to increases of $8.6 million in subscription acquisition costs and $7.0 million in compensation expense. The increase in subscription acquisition costs resulted from an increase in the use of agents to source subscribers. The increase in compensation expense was due primarily to increases of $3.5 million in severance expense incurred in the fourth quarter of 2024 primarily related to headcount reductions intended to better align resources with strategic initiatives and $3.1 million in sales commissions resulting primarily from an increase in sales from a legacy agency business due to political advertising sold on third-party publisher platforms.
For the year ended December 31, 2023 compared to the year ended December 31, 2022
Selling and marketing expense in 2023 decreased from 2022 due primarily to decreases of $125.1 million from Angi, $124.7 million from Dotdash Meredith, $59.7 million from Emerging & Other and $33.6 million from Search.
•The Angi decrease was due primarily to decreases of $81.8 million from Ads and Leads, $34.8 million from Services and $5.8 million from International.
◦The Ads and Leads decrease was due primarily to a decrease of $82.0 million in advertising expense, following a decrease of $107.5 million in online marketing spend due to increased efficiency, partially offset by an increase of $25.3 million in television spend primarily due to efforts to build awareness of the Angi brand.
◦The Services decrease was due primarily to decreases of $20.4 million in consulting fees and outsourced personnel costs, $19.1 million in compensation expense and $7.1 million in advertising expense, partially offset by an increase of $14.9 million in service guarantee expense. The decreases in consulting fees and outsourced personnel costs were due to $12.7 million less phone-based sales wages primarily resulting from increased reliance on more profitable digital conversion channels and $6.1 million less due to streamlined fulfillment operations, partially offset by fewer complex services. The decrease in compensation expense was due primarily to lower headcount. The decrease in advertising expense was due primarily to a decrease of $4.7 million in professional marketing spend. The increase in service guarantee expense is due to the aforementioned change in contractual terms and conditions resulting in the change to net revenue reporting such that this expense is no longer a component of cost of revenue, which is where the expense was recorded prior to January 1, 2023.
◦The International decrease was due primarily to a decrease of $10.2 million in advertising expense due primarily to decreases of $6.3 million and $4.2 million in online marketing spend and television spend, respectively, partially offset by an increase of $3.4 million in compensation expense due to higher headcount.
•The Dotdash Meredith decrease was due primarily to a decrease of $121.7 million from Print due primarily to decreases of $78.9 million in subscription acquisition costs and $28.7 million in compensation expense. The decrease in subscription acquisition costs was driven by lower commission payments made to third-party agents that sell magazine subscriptions due to the planned reduction in the circulation of certain publications and the discontinuation of several publications in the first quarter of 2022. The decrease in compensation expense was due primarily to the voluntary retirement program in the first quarter of 2022 and the reduction in force described above under “Dotdash Meredith Restructuring and Other Charges.”

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
•The Search decrease was due primarily to a decrease of $32.6 million in online marketing spend.
General and administrative expense

	Year Ended December 31,
	2024	2023	2022	2024 Change		2023 Change
				$ Change	% Change	$ Change	% Change
	(Dollars in thousands)
General and administrative expense	$817,658	$891,958	$991,983	$(74,300)	(8)%	$(100,025)	(10)%
As a percentage of revenue	21%	20%	19%
For the year ended December 31, 2024 compared to the year ended December 31, 2023
General and administrative expense in 2024 decreased from 2023 due primarily to decreases of $42.6 million from Dotdash Meredith, $39.4 million from Angi and $24.9 million from Emerging & Other, partially offset by an increase of $30.3 million from Care.com.
•The Dotdash Meredith decrease was due primarily to the inclusion in 2023 of an impairment charge of $44.7 million of an ROU asset related to unoccupied lease space at Other (unallocated corporate costs), as described above under “Dotdash Meredith Restructuring and Other Charges.”

•The Angi decrease was due primarily to decreases of $31.7 million from Ads and Leads and $13.2 million from Services, partially offset by an increase of $3.0 million from International.
◦The Ads and Leads decrease was due primarily to decreases of $22.9 million in the provision for credit losses, $7.5 million in software license and maintenance costs and $3.8 million in third-party wages, partially offset by an increase in lease expense of $3.2 million. The decrease in the provision for credit losses was primarily due to lower revenue and improved collection rates. The decreases in software license and maintenance costs and third-party wages were due primarily to reduced costs related to customer support services. The increase in lease expense was primarily due to impairment charges of $6.8 million recognized in 2024 of ROU assets, partially offset by a gain on lease termination of $2.0 million in the second half of 2024 both related to Angi reducing its real estate footprint.

◦The Services decrease was due primarily to decreases of $9.2 million in compensation expense and $3.3 million in third-party wages. The decrease in compensation expense was due primarily to a reduction in headcount. The decrease in third-party wages was due primarily to reduced costs related to customer support services.

◦The International increase was due primarily to increases of $3.0 million in the provision for credit losses, $1.8 million in non-payroll taxes and $1.6 million in professional fees, partially offset by a decrease of $2.2 million in compensation expense. The increase in the provision for credit losses was due primarily to reduced collection rates and higher revenue. The increase in non-payroll taxes was primarily due to digital services tax. The increase in professional fees was due to an increase of $1.4 million in consulting costs. The decrease in compensation expense was due primarily to a reduction in headcount.

•The Emerging & Other decrease was due primarily to the inclusion in the prior year period of $14.5 million of expense from Roofing, which was sold on November 1, 2023, a decrease in expense of $8.2 million from Mosaic Group, the assets of which were sold on February 15, 2024, and decreases of $4.4 million in compensation expense at Newco (IAC's former incubator company), due primarily to a reduction in headcount, and $3.0 million in consulting costs at IAC Films, partially offset by an increase of $8.1 million in legal fees.

•The Care.com increase was due primarily to an increase of $18.7 million related to the resolution of certain legal matters and an increase in compensation expense due, in part, to an increase in headcount.
For the year ended December 31, 2023 compared to the year ended December 31, 2022
General and administrative expense in 2023 decreased from 2022 due primarily to decreases of $87.8 million from Angi, $21.0 million from Emerging & Other and $5.4 million from Dotdash Meredith, partially offset by increases of $12.5 million from Corporate and $3.0 million from Care.com.
•The Angi decrease was due primarily to decreases of $69.9 million from Ads and Leads and $22.7 million from Services.
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
•The Emerging & Other decrease was due primarily to a decrease in expense of $12.5 million from Roofing due, in part, to a decrease in compensation expense resulting from a reduction in headcount prior to its sale on November 1, 2023, and the inclusion in the prior year period of $6.8 million in expense from Bluecrew, which was sold on November 9, 2022.
•The Dotdash Meredith decrease was due primarily to the inclusion in 2022 of $28.1 million in restructuring costs related to activities described above under “Dotdash Meredith Restructuring and Other Charges” and the inclusion of $6.8 million in 2022 of transaction-related costs related to the 2021 acquisition of Meredith, a decrease in expense in 2023 of $8.0 million due to the reversal of certain pre-acquisition indemnification liabilities related to the 2021 Meredith acquisition and a decrease of $4.8 million in legal fees, partially offset by the inclusion in the first quarter of 2023 of $44.7 million related to an impairment charge of an ROU asset related to unoccupied lease space.
•The Corporate increase was due primarily to an increase of $13.0 million in compensation expense.
•The Care.com increase was due primarily to the inclusion in the prior year period of a $3.2 million gain related to the termination of a lease and $2.3 million in impairment charges related to ROU assets in 2023, partially offset by a decrease of $1.6 million in non-payroll related taxes primarily related to a sales tax refund received in 2023.

Product development expense

	Year Ended December 31,
	2024	2023	2022	2024 Change		2023 Change
				$ Change	% Change	$ Change	% Change
	(Dollars in thousands)
Product development expense	$323,687	$334,491	$318,028	$(10,804)	(3)%	$16,463	5%
As a percentage of revenue	9%	8%	6%

For the year ended December 31, 2024 compared to the year ended December 31, 2023
Product development expense in 2024 decreased from 2023 due primarily to decreases of $12.1 million from Emerging & Other, $3.7 million from Care.com and $2.3 million from Search, partially offset by an increase of $8.4 million from Dotdash Meredith.
•The Emerging & Other decrease was due primarily to decreases of $8.8 million in expense from Mosaic Group, the assets of which were sold on February 15, 2024, and $2.6 million in compensation expense at Vivian Health due primarily to a reduction in headcount.
•The Care.com decrease was due primarily to a decrease of $5.1 million in outsourced personnel costs resulting from the completion of certain projects in 2023, partially offset by an increase of $1.6 million in consulting costs resulting from investment in a specific project in 2024.
•The Search decrease was due primarily to a decrease in outsourced personnel costs of $1.9 million.
•The Dotdash Meredith increase was due primarily to an increase of $9.1 million from Digital due primarily to an increase of $14.2 million in compensation expense, partially offset by decreases of $3.5 million in outsourced personnel costs and $2.4 million in software license and maintenance costs. The increase in compensation expense is due to an increase in headcount, which was partially offset by a reduction in outsourced personnel costs due to a reduction in the use of third-party contractors. The decrease in software license and maintenance costs was due primarily to a reduction in software contract renewals.
For the year ended December 31, 2023 compared to the year ended December 31, 2022
Product development expense in 2023 increased from 2022 due primarily to an increase of $22.8 million from Angi, partially offset by decreases of $5.8 million from Emerging & Other and $2.0 million from Care.com.
•The Angi increase was due primarily to an increase of $20.0 million from Ads and Leads due primarily to an increase of $21.8 million in compensation expense resulting from a decrease in capitalized projects in 2023 as compared to 2022.
•The Emerging & Other decrease was due primarily to the inclusion in the prior year period of $8.8 million of expense at Bluecrew, which was sold on November 9, 2022 and decreases of $2.2 million and $1.2 million in compensation expense at Mosaic Group and Newco (IAC's former incubator company), respectively, due to reductions in headcount, partially offset by an increase of $4.7 million in compensation expense at Vivian Health. The increase in compensation expense at Vivian Health was due primarily to a $7.1 million increase in payroll-related expenses due to higher headcount, partially offset by a $2.4 million charge related to the sale of equity interests held by certain members of its management and the settlement of certain employee stock-based awards in conjunction with an equity raise in the second quarter of 2022.
•The Care.com decrease was due primarily to a decrease of $2.7 million in outsourced personnel costs resulting from the completion of certain projects in 2022, partially offset by an increase of $1.2 million in software license and maintenance costs resulting from improvements to Care.com's online platform.
Depreciation

	Year Ended December 31,
	2024	2023	2022	2024 Change		2023 Change
				$ Change	% Change	$ Change	% Change
	(Dollars in thousands)
Depreciation	$126,890	$175,096	$130,986	$(48,206)	(28)%	$44,110	34%
As a percentage of revenue	3%	4%	3%

For the year ended December 31, 2024 compared to the year ended December 31, 2023
Depreciation in 2024 decreased from 2023 due primarily to decreases of $44.0 million at Dotdash Meredith and $7.6 million at Angi. The decrease at Dotdash Meredith was due primarily to the inclusion of an impairment charge of $25.3 million recognized in 2023 related to leasehold improvements and furniture and equipment resulting from unoccupied leased space, a $4.2 million write-off of certain leasehold improvements and furniture and equipment during 2023 and a decrease in expense related to the acceleration of depreciation on certain assets in 2023. The decrease at Angi was due primarily to the reduction in depreciation of capitalized software as a result of certain assets being fully depreciated, partially offset by the impairment of certain leasehold improvements and furniture and equipment in connection with the reduction of Angi's real estate footprint in 2024.
For the year ended December 31, 2023 compared to the year ended December 31, 2022
Depreciation in 2023 increased from 2022 due primarily to increases of $28.9 million at Dotdash Meredith and $16.1 million at Angi. The increase at Dotdash Meredith was due primarily to an impairment of leasehold improvements and furniture and equipment of $25.3 million in the first quarter of 2023 related to unoccupied leased space and a $4.2 million write-off of certain leasehold improvements and furniture and equipment during the second quarter of 2023, partially offset by the inclusion of a $7.0 million impairment recorded in the third quarter of 2022 of leasehold improvements and furniture and equipment related to the consolidation of certain leased spaces, as described above under “Dotdash Meredith Restructuring and Other Charges.” The increase at Angi was due primarily to an increase in capitalized software projects placed in service and investments in capitalized software.
Amortization of Intangibles

	Year Ended December 31,
	2024	2023	2022	2024 Change		2023 Change
				$ Change	% Change	$ Change	% Change
	(Dollars in thousands)
Amortization of intangibles	$144,506	$295,970	$307,718	$(151,464)	(51)%	$(11,748)	(4)%
As a percentage of revenue	4%	7%	6%
For the year ended December 31, 2024 compared to the year ended December 31, 2023
Amortization of intangibles in 2024 decreased from 2023 due primarily to decreases of $143.3 million at Dotdash Meredith and $5.4 million at Angi. The decrease at Dotdash Meredith was due primarily to the inclusion in 2023 of indefinite-lived intangible asset impairments totaling $87.5 million at the Dotdash Meredith Digital segment and certain intangible assets becoming fully amortized, partially offset by an increase of $8.3 million in expense as a result of a change in classification of certain Dotdash Meredith Digital trade name indefinite-lived intangible assets to definite-lived intangible assets, effective January 1, 2024. The decrease at Angi was due primarily to all definite-lived intangible assets becoming fully amortized, partially offset by an indefinite-lived intangible asset impairment of $2.6 million at the Angi Services segment in the fourth quarter of 2024.
For the year ended December 31, 2023 compared to the year ended December 31, 2022
Amortization of intangibles in 2023 decreased from 2022 due primarily to decreases of $6.3 million at Care.com and $5.8 million at Angi, partially offset by an increase of $2.0 million at Dotdash Meredith. The decreases at both Care.com and Angi were due primarily to certain intangible assets becoming fully amortized. The increase at Dotdash Meredith was due primarily to $79.9 million and $7.6 million indefinite-lived intangible asset impairments at the Dotdash Meredith Digital segment in the fourth and third quarters of 2023, respectively, partially offset by higher expense in 2022 resulting from fair value adjustments recorded during the measurement period to identifiable intangible assets in connection with the completion of purchase accounting related to the 2021 acquisition of Meredith.
See “Note 2—Summary of Significant Accounting Policies” in the accompanying notes to the financial statements included in “Item 8—Financial Statements and Supplementary Data” for further discussion of the Company’s assessment of impairment of indefinite-lived intangible assets.
Goodwill Impairment

	Year Ended December 31,
	2024	2023	2022	2024 Change		2023 Change
				$ Change	% Change	$ Change	% Change
	(Dollars in thousands)
Goodwill Impairment	$—	$9,000	$112,753	$(9,000)	NM	$(103,753)	(92)%
As a percentage of revenue	—%	0%	2%
________________________
NM = Not meaningful.
For the years ended December 31, 2024, 2023 and 2022
There were no goodwill impairments recorded in 2024.
The Company recorded a goodwill impairment in 2023 of $9.0 million at Mosaic Group as a result of the projected reduction in future revenue and profits from the business and lower trading multiples of a selected peer group of companies.
The Company recorded goodwill impairments in 2022 of $86.7 million and $26.0 million at Mosaic Group and Roofing, respectively. The goodwill impairment at Mosaic Group was a result of the projected reduction in future revenue and profits from the business and lower trading multiples of a selected peer group of companies. The goodwill impairment at Roofing was due to the business exiting certain markets and the projected reduction in future profits.
See “Note 2—Summary of Significant Accounting Policies” in the accompanying notes to the financial statements included in “Item 8—Financial Statements and Supplementary Data” for further discussion of the Company’s assessment of impairment of goodwill.

Operating income (loss)

	Year Ended December 31,
	2024	2023	2022	2024 Change		2023 Change
				$ Change	% Change	$ Change	% Change
	(Dollars in thousands)
Dotdash Meredith
Digital	$146,838	$(16,656)	$(66,629)	$163,494	NM	$49,973	75%
Print	24,588	(3,500)	(54,448)	28,088	NM	50,948	94%
Other	(64,552)	(130,582)	(67,014)	66,030	51%	(63,568)	(95)%
Total Dotdash Meredith	106,874	(150,738)	(188,091)	257,612	NM	37,353	20%
Angi
Domestic
Ads and Leads	94,428	50,043	85,593	44,385	89%	(35,550)	(42)%
Services	(19,440)	(23,450)	(95,166)	4,010	17%	71,716	75%
Other	(64,845)	(61,377)	(61,794)	(3,468)	(6)%	417	1%
Total Domestic	10,143	(34,784)	(71,367)	44,927	NM	36,583	51%
International	11,742	8,286	(4,253)	3,456	42%	12,539	NM
Total Angi	21,885	(26,498)	(75,620)	48,383	NM	49,122	65%
Care.com	33,744	45,204	31,189	(11,460)	(25)%	14,015	45%
Search	17,406	44,198	83,398	(26,792)	(61)%	(39,200)	(47)%
Emerging & Other	(37,695)	(26,441)	(188,028)	(11,254)	(43)%	161,587	86%
Corporate	(146,444)	(146,488)	(137,619)	44	—%	(8,869)	(6)%
Total	$(4,230)	$(260,763)	$(474,771)	$256,533	98%	$214,008	45%

As a percentage of revenue	—%	(6)%	(9)%
For the year ended December 31, 2024 compared to the year ended December 31, 2023
Operating loss decreased $256.5 million, or 98%, due primarily to a decrease of $151.5 million in amortization of intangibles, described above, an increase of $43.2 million in Adjusted EBITDA, described below, decreases of $48.2 million in depreciation and $9.0 million in goodwill impairment, both described above, and a decrease of $4.7 million in stock-based compensation expense. The decrease in stock-based compensation expense was due primarily to a reduction in headcount at Angi and an increase in awards being forfeited in the current year, partially offset by new awards granted in 2024.
At December 31, 2024, there was $206.8 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, including Angi, which is expected to be recognized over a weighted average period of approximately 3.6 years. Included in the aforementioned unrecognized compensation costs at December 31, 2024 is $81.0 million of unrecognized compensation costs related to Mr. Levin's restricted stock award that was forfeited in January 2025 in connection with his Employment Transition Agreement. Excluding Mr. Levin's restricted stock award, there was $125.8 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 2.1 years. The amount of unrecognized compensation cost, net of estimated forfeitures, at December 31, 2024 related to Angi is $36.5 million.
See “Note 10—Stock-Based Compensation” in the accompanying notes to the financial statements included in “Item 8—Financial Statements and Supplementary Data” for further discussion of Mr. Levin's restricted stock award.
For the year ended December 31, 2023 compared to the year ended December 31, 2022

Operating loss decreased $214.0 million, or 45%, due primarily to an increase of $136.9 million in Adjusted EBITDA, described below, decreases of $103.8 million in goodwill impairments, $11.7 million in amortization of intangibles and $6.3 million in stock-based compensation expense, partially offset by an increase of $44.1 million in depreciation and income of $0.6 million in 2022 related to an acquisition-related contingent consideration fair value adjustment. For the decreases in goodwill impairments and amortization of intangibles and for the increase in depreciation refer to the discussions above. The decrease in stock-based compensation expense was due primarily to lower expense at Angi's Services segment due to a reduction in headcount as a result of the shift away from complex and less profitable offerings.
Adjusted EBITDA

	Year Ended December 31,
	2024	2023	2022	2024 Change		2023 Change
				$ Change	% Change	$ Change	% Change
	(Dollars in thousands)
Dotdash Meredith
Digital	$289,393	$242,969	$186,696	$46,424	19%	$56,273	30%
Print	53,793	64,226	31,135	(10,433)	(16)%	33,091	106%
Other	(47,766)	(84,438)	(65,682)	36,672	43%	(18,756)	(29)%
Total Dotdash Meredith	295,420	222,757	152,149	72,663	33%	70,608	46%
Angi
Domestic
Ads and Leads	180,334	147,357	168,952	32,977	22%	(21,595)	(13)%
Services	4,469	8,123	(52,126)	(3,654)	(45)%	60,249	NM
Other	(55,441)	(50,076)	(49,866)	(5,365)	(11)%	(210)	—%
Total Domestic	129,362	105,404	66,960	23,958	23%	38,444	57%
International	15,953	13,074	(481)	2,879	22%	13,555	NM
Total Angi	145,315	118,478	66,479	26,837	23%	51,999	78%
Care.com	45,181	56,205	46,899	(11,024)	(20)%	9,306	20%
Search	17,510	44,283	83,486	(26,773)	(60)%	(39,203)	(47)%
Emerging & Other	(35,995)	(14,366)	(69,942)	(21,629)	(151)%	55,576	79%
Corporate	(87,742)	(90,873)	(79,521)	3,131	3%	(11,352)	(14)%
Total	$379,689	$336,484	$199,550	$43,205	13%	$136,934	69%

As a percentage of revenue	10%	8%	4%
See “Principles of Financial Reporting” for the definition of Adjusted EBITDA and required non-GAAP reconciliations.
For the year ended December 31, 2024 compared to the year ended December 31, 2023
•Dotdash Meredith Adjusted EBITDA increased 33% to $295.4 million due to an increase in Adjusted EBITDA of $46.4 million from Digital and a decrease in Adjusted EBITDA losses of $36.7 million from Other (unallocated corporate costs), partially offset by a decrease in Adjusted EBITDA of $10.4 million from Print.
◦The Digital Adjusted EBITDA increase was due primarily to higher revenue, partially offset by higher compensation expense and online marketing spend. The increase in compensation expense is due, in part, to $4.0 million in severance expense in the fourth quarter of 2024 primarily related to headcount reductions intended to better align resources with strategic initiatives.

◦The Other (unallocated corporate costs) Adjusted EBITDA loss decrease was due primarily to the inclusion in the first quarter of 2023 of an impairment charge of $44.7 million of an ROU asset related to unoccupied lease space and the inclusion in the first quarter of 2024 of a $2.3 million gain recognized on the sale of an aircraft, partially offset by an increase in compensation expense and a decrease in expense in 2023 of $8.0 million due to the reversal of certain pre-acquisition indemnification liabilities related to the 2021 Meredith acquisition. The increase in compensation expense is due, in part, to $2.5 million in severance expense in the fourth quarter of 2024 primarily related to headcount reductions intended to better align resources with strategic initiatives.

◦The Print Adjusted EBITDA decrease was due primarily to revenue declines and $6.4 million in severance expense in the fourth quarter of 2024 primarily related to headcount reductions intended to better align resources with strategic initiatives.

•Angi Adjusted EBITDA increased 23% to $145.3 million due to an increase in Adjusted EBITDA of $33.0 million from Ads and Leads, partially offset by an increase in Adjusted EBITDA losses of $5.4 million from Other (corporate unallocated costs).
◦    The Ads and Leads Adjusted EBITDA increase was due primarily to lower selling and marketing expense due to improved marketing efficiency and lower general administrative expense due primarily to decreases in the provision for credit losses, software license and maintenance costs and third-party wages, partially offset by impairment charges of $6.8 million recognized in 2024 of ROU assets related to Angi reducing its real estate footprint.

◦    The Other (corporate unallocated costs) Adjusted EBITDA losses increase was due primarily to an increase in compensation expense.

•Care.com Adjusted EBITDA decreased 20% to $45.2 million due primarily to an increase of $18.7 million related to the resolution of certain legal matters.
•Search Adjusted EBITDA decreased 60% to $17.5 million due primarily to lower revenue, partially offset by lower traffic acquisition costs and selling and marketing expense.
•Emerging & Other Adjusted EBITDA losses increased 151% to $36.0 million due primarily to $16.5 million in severance expense and transaction-related costs related to the sale of assets of Mosaic Group on February 15, 2024 and an increase of $8.1 million in legal fees, partially off by reduced losses at Newco (IAC's former incubator company), The Daily Beast and Vivian Health, and the inclusion in the prior year period of $2.9 million of losses from Roofing, which was sold on November 1, 2023.
•Corporate Adjusted EBITDA loss decreased 3% to $87.7 million due primarily to a $10.0 million benefit in 2024 related to a favorable settlement of a legal matter, partially offset by $3.3 million of transaction-related costs related to the proposed Distribution.
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
◦The Other (unallocated corporate costs) Adjusted EBITDA loss increase was due primarily to an impairment charge of $44.7 million of an ROU asset related to unoccupied lease space recognized in the first quarter of 2023, partially offset by the inclusion in 2022 of $12.3 million of restructuring charges and transaction-related expenses and a decrease in expense in 2023 of $8.0 million due to the reversal of certain pre-acquisition indemnification liabilities related to the 2021 Meredith acquisition.
See “Note 2—Summary of Significant Accounting Policies” and “Note 17—Dotdash Meredith Restructuring Charges, Transaction-Related Expenses and Change-In-Control Payments” to the financial statements included in “Item 8. Financial Statements and Supplementary Data” for additional information on impairment and restructuring charges, respectively.

•Angi Adjusted EBITDA increased $52.0 million to $118.5 million due primarily to increases in Adjusted EBITDA of $60.2 million and $13.6 million from Services and International, respectively, partially offset by a decrease in Adjusted EBITDA of $21.6 million from Ads and Leads.
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
•Care.com Adjusted EBITDA increased $9.3 million to $56.2 million due primarily to higher revenue and lower product development expense resulting from lower outsourced personnel costs and software license and maintenance expense, partially offset by an increase in general administrative expense due primarily to the inclusion in the prior year period of a $3.2 million gain related to the termination of a lease and $2.3 million in impairment charges related to ROU assets in 2023, partially offset by a decrease of $1.6 million in non-payroll related taxes related to a sales tax refund received in 2023.
•Search Adjusted EBITDA decreased 47% to $44.3 million due primarily to lower revenue resulting from a reduction in marketing by affiliate partners driving fewer visitors to ad supported search and content websites and the wind-down of the B2C business.
•Emerging & Other Adjusted EBITDA loss decreased $55.6 million to a loss of $14.4 million due primarily to the sale of Bluecrew, which had Adjusted EBITDA losses of $23.1 million in the prior year period, reduced losses of $18.5 million at Roofing due primarily to a strategic shift of operations to select markets prior to its sale on November 1, 2023, higher profits at Mosaic Group, the inclusion in the second quarter of 2022 of a $9.8 million charge at Vivian Health related to the sale of equity interests held by certain members of its management and the settlement of certain employee stock-based awards in conjunction with an equity raise in the second quarter of 2022 and lower losses at Newco (IAC's former incubator company).
•Corporate Adjusted EBITDA loss increased $11.4 million to $90.9 million due primarily to increased compensation expense.
Interest expense

	Year Ended December 31,
	2024	2023	2022	2024 Change		2023 Change
				$ Change	% Change	$ Change	% Change
	(Dollars in thousands)
Interest expense	$155,888	$157,632	$110,165	$(1,744)	(1)%	$47,467	43%
For the year ended December 31, 2024 compared to the year ended December 31, 2023
Interest expense in 2024 decreased from 2023 due primarily to a decrease in the amount of debt outstanding under the Dotdash Meredith Term Loans.
For the year ended December 31, 2023 compared to the year ended December 31, 2022
Interest expense in 2023 increased from 2022 due primarily to an increase in average interest rates on the Dotdash Meredith Term Loans.
Unrealized (loss) gain on investment in MGM Resorts International (“MGM”)

	Year Ended December 31,
	2024	2023	2022	2024 Change		2023 Change
				$ Change	% Change	$ Change	% Change
	(Dollars in thousands)
Unrealized (loss) gain on investment in MGM Resorts International	$(649,178)	$721,668	$(723,515)	$(1,370,846)	NM	$1,445,183	NM
In the fourth quarter of 2023, MGM's ongoing share repurchase program passively increased the Company's ownership interest in MGM and the Company determined that the equity method of accounting applied and elected to account for its investment in MGM pursuant to the fair value option. Prior to the fourth quarter of 2023, the Company's investment in MGM was accounted for as an equity security with a readily determinable fair value, with changes in fair value recognized through income each period. Since the Company has always marked its investment in MGM to fair value through income each period, the election of the fair value option resulted in no change to the accounting for its investment in MGM.
The unrealized pre-tax (losses) and gains from the Company's investment in MGM were due to changes in the stock price of MGM's common stock as reported on the New York Stock Exchange. Based on the number of MGM common shares outstanding at December 31, 2024, the Company owns approximately 22.0% of MGM.
Other income (expense), net

	Year Ended December 31,
	2024	2023	2022
	(Dollars in thousands)
Interest income	$86,495	$71,114	$24,916
Unrealized increase (decrease) in the estimated fair value of a warrant	20,393	2,832	(62,495)
Net realized gain (loss) on sales of businesses and investments and (downward) upward adjustments to the carrying value of equity securities without readily determinable fair values(a)(b)(c)	10,373	(19,201)	59,299
Net periodic pension benefit credit (costs), other than the service cost component(d)	5,656	139	(206,422)
Unrealized gain (loss) related to marketable equity securities	121	(145)	(20,342)
Dotdash Meredith Credit Agreement amendment fees(e)	(3,453)	—	—
Foreign exchange (losses) gains, net	(2,588)	1,528	(8,503)
Other	(100)	7,595	(4,238)
Other income (expense), net	$116,897	$63,862	$(217,785)

$ Change	$53,035	$281,647
% Change	83%	NM
_____________________
(a)    Includes downward and upward adjustments to the carrying value of equity securities without readily determinable fair values. For the years ended December 31, 2024, 2023 and 2022, the Company recorded net downward adjustments of $32.3 million, $20.2 million and $89.1 million, respectively.
(b)    Includes a pre-tax gain of $29.2 million on the sale of assets of Mosaic Group, which was included within Emerging & Other, and was accounted for as a sale of a business, in the year ended December 31, 2024.
(c) Includes a gain of approximately $132.2 million on the sale of Bluecrew in the year ended December 31, 2022. On November 9, 2022, the Company completed the sale of Bluecrew, which was included within Emerging & Other, to EmployBridge, a provider of light industrial staffing solutions, for cash and stock with the Company becoming a minority shareholder in the combined company.
(d)    Includes pre-tax actuarial gains (losses) of $6.0 million, $1.7 million and $(213.4) million for the years ended December 31, 2024, 2023 and 2022, respectively, related to the pension plans in the U.S and U.K. See “Note 11—Pension and Post-Retirement Benefit Plans” in the accompanying notes to the financial statements included in “Item 8—Financial Statements and Supplementary Data” for additional information.

(e)     Relates to third-party fees in connection with the Amended Dotdash Meredith Credit Agreement entered into on November 26, 2024. See “Note 6—Long-term debt” for additional information.

Income tax benefit (provision)

	Year Ended December 31,
	2024	2023	2022	2024 Change		2023 Change
				$ Change	% Change	$ Change	% Change
	(Dollars in thousands)
Income tax benefit (provision)	$159,069	$(108,818)	$331,087	$267,887	NM	$(439,905)	NM
Effective income tax rate	23%	30%	22%
For further details of income tax matters, see “Note 12—Income Taxes” in the accompanying notes to the financial statements included in “Item 8—Financial Statements and Supplementary Data.”
In 2024, the effective income tax rate is higher than the statutory rate of 21% due primarily to the valuation allowance release for foreign net operating losses (as described below), state taxes, research credits and the realization of capital losses, partially offset by the nondeductible portion of goodwill in the sale of Mosaic Group and nondeductible compensation expense. Following the purchase of the remaining noncontrolling interests of a foreign subsidiary, we reorganized the related business operations, which resulted in the release of a valuation allowance for foreign net operating losses in the amount of $31.1 million as a discrete item in the third quarter, because we are now forecasting the utilization of the net operating losses within the foreseeable future.

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
Net (earnings) loss attributable to noncontrolling interests

	Year Ended December 31,
	2024	2023	2022	2024 Change		2023 Change
				$ Change	% Change	$ Change	% Change
	(Dollars in thousands)
Net (earnings) loss attributable to noncontrolling interests	$(6,567)	$7,625	$22,285	$(14,192)	NM	$(14,660)	(66)%

Net (earnings) loss attributable to noncontrolling interests in 2024, 2023 and 2022 primarily represents the publicly-held interest in Angi's earnings and losses.

Net loss attributable to noncontrolling interests in 2022 also included noncontrolling interest in a subsidiary that primarily held investments in equity securities. The subsidiary recorded net unrealized losses in 2022.

PRINCIPLES OF FINANCIAL REPORTING
The Company reports Adjusted EBITDA as a supplemental measure to U.S. generally accepted accounting principles (“GAAP”). This measure is considered our primary segment measure of profitability and one of the metrics by which we evaluate the performance of our businesses and our internal budgets are based and may also impact management compensation. We believe that investors should have access to, and we are obligated to provide, the same set of tools that we use in analyzing our results. This non-GAAP measure should be considered in addition to results prepared in accordance with GAAP, but should not be considered a substitute for or superior to GAAP results. The Company endeavors to compensate for the limitations of the non-GAAP measure presented by providing the comparable GAAP measure with equal or greater prominence and descriptions of the reconciling items, including quantifying such items, to derive the non-GAAP measure. We encourage investors to examine the reconciling adjustments between the GAAP and non-GAAP measure, which we discuss below.
Definition of Non-GAAP Measure
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) is defined as operating income excluding: (1) stock-based compensation expense; (2) depreciation; and (3) acquisition-related items consisting of, (i) amortization of intangible assets and impairments of goodwill and intangible assets, if applicable and (ii) gains and losses recognized on changes in the fair value of contingent consideration arrangements, if applicable. We believe this measure is useful for analysts and investors as this measure allows a more meaningful comparison between our performance and that of our competitors. Adjusted EBITDA has certain limitations because it excludes the impact of these expenses.
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
Amortization of intangible assets and impairments of goodwill and intangible assets are non-cash expenses related primarily to acquisitions. At the time of an acquisition, the identifiable definite-lived intangible assets of the acquired company, such as advertiser relationships, technology, licensee relationships, trade names, content, customer lists and user base, and professional relationships, are valued and amortized over their estimated lives. Value is also assigned to acquired indefinite-lived intangible assets, which comprise trade names and trademarks, and goodwill that are not subject to amortization. An impairment is recorded when the carrying value of an intangible asset or goodwill exceeds its fair value. We believe that intangible assets represent costs incurred by the acquired company to build value prior to acquisition and the related amortization and impairments of intangible assets or goodwill, if applicable, are not ongoing costs of doing business.
Gains and losses recognized on changes in the fair value of contingent consideration arrangements are accounting adjustments to report liabilities for the portion of the purchase price of acquisitions, if applicable, that is contingent upon the financial performance and/or operating targets of the acquired company at fair value that are recognized in “General and administrative expense” in the statement of operations. These adjustments can be highly variable and are excluded from our assessment of performance because they are considered non-operational in nature and, therefore, are not indicative of current or future performance or the ongoing cost of doing business.

The following tables reconcile operating income (loss) to Adjusted EBITDA for the Company's reportable segments and net (loss) earnings attributable to IAC shareholders:

	Year Ended December 31, 2024
	Operating Income (Loss)	Stock-Based Compensation Expense	Depreciation	Amortization of Intangibles	Adjusted EBITDA
	(In thousands)
Dotdash Meredith
Digital	$146,838	$10,097	$15,916	$116,542	$289,393
Print	24,588	2,045	7,285	19,875	53,793
Other(a)	(64,552)	13,683	3,103	—	(47,766)
Total Dotdash Meredith	106,874	25,825	26,304	136,417	295,420
Angi
Ads and Leads	94,428	20,415	65,491	—	180,334
Services	(19,440)	3,835	17,474	2,600	4,469
Other(a)	(64,845)	9,404	—	—	(55,441)
International	11,742	1,124	3,087	—	15,953
Total Angi	21,885	34,778	86,052	2,600	145,315
Care.com	33,744	—	5,957	5,480	45,181
Search	17,406	—	104	—	17,510
Emerging & Other	(37,695)	1,626	65	9	(35,995)
Corporate(b)	(146,444)	50,294	8,408	—	(87,742)
Total	(4,230)	$112,523	$126,890	$144,506	$379,689
Interest expense	(155,888)
Unrealized loss on investment in MGM Resorts International	(649,178)
Other income, net	116,897
Loss before income taxes	(692,399)
Income tax benefit	159,069
Net loss	(533,330)
Net earnings attributable to noncontrolling interests	(6,567)
Net loss attributable to IAC shareholders	$(539,897)
_____________________
(a)    Other comprises unallocated corporate expenses.
(b)     Includes stock-based compensation expense for stock-based awards granted to employees of Corporate, Care.com, Search and all Emerging & Other businesses other than Vivian Health for the years ended December 31, 2024, 2023 and 2022. The years ended December 31, 2023 and 2022 also exclude stock-based compensation granted to employees of Roofing within Emerging & Other, which was sold on November 1, 2023.

	Year Ended December 31, 2023
	Operating (Loss) Income	Stock-Based Compensation Expense	Depreciation	Amortization of Intangibles	Goodwill Impairment	Adjusted EBITDA
	(In thousands)
Dotdash Meredith
Digital	$(16,656)	$8,159	$24,772	$226,694	$—	$242,969
Print	(3,500)	1,381	13,302	53,043	—	64,226
Other(a)(c)	(130,582)	13,961	32,183	—	—	(84,438)
Total Dotdash Meredith	(150,738)	23,501	70,257	279,737	—	222,757
Angi
Ads and Leads	50,043	23,145	66,211	7,958	—	147,357
Services	(23,450)	7,586	23,987	—	—	8,123
Other(a)	(61,377)	11,301	—	—	—	(50,076)
International	8,286	1,382	3,406	—	—	13,074
Total Angi	(26,498)	43,414	93,604	7,958	—	118,478
Care.com	45,204	—	3,238	7,763	—	56,205
Search	44,198	—	85	—	—	44,283
Emerging & Other	(26,441)	1,805	758	512	9,000	(14,366)
Corporate(b)	(146,488)	48,461	7,154	—	—	(90,873)
Total	(260,763)	$117,181	$175,096	$295,970	$9,000	$336,484
Interest expense	(157,632)
Unrealized gain on investment in MGM Resorts International	721,668
Other income, net	63,862
Earnings before income taxes	367,135
Income tax provision	(108,818)
Net earnings	258,317
Net loss attributable to noncontrolling interests	7,625
Net earnings attributable to IAC shareholders	$265,942
_____________________
(c)    Operating loss includes impairment charges of $70.0 million related to unoccupied leased office space and write-offs of certain leasehold improvements and furniture and equipment of $4.2 million, of which $29.6 million is presented in “Depreciation” in the statement of operations and, therefore, is excluded from Adjusted EBITDA. Impairment charges related to unoccupied leased office space included in Adjusted EBITDA are $44.7 million. See “Note 2—Summary of Significant Accounting Policies” in the accompanying notes to the financial statements included in “Item 8—Financial Statements and Supplementary Data” for additional information on the impairment charges.

	Year Ended December 31, 2022
	Operating (Loss) Income	Stock-Based Compensation Expense	Depreciation	Amortization of Intangibles	Acquisition-related Contingent Consideration Fair Value Adjustments	Goodwill Impairment	Adjusted EBITDA
	(In thousands)
Dotdash Meredith
Digital(d)	$(66,629)	$20,596	$27,569	$205,772	$(612)	$—	$186,696
Print(e)	(54,448)	1,023	12,620	71,940	—	—	31,135
Other(a)(f)	(67,014)	136	1,196	—	—	—	(65,682)
Total Dotdash Meredith	(188,091)	21,755	41,385	277,712	(612)	—	152,149
Angi
Ads and Leads	85,593	19,972	52,737	10,650	—	—	168,952
Services	(95,166)	18,012	21,904	3,124	—	—	(52,126)
Other(a)	(61,794)	11,928	—	—	—	—	(49,866)
International	(4,253)	890	2,882	—	—	—	(481)
Total Angi	(75,620)	50,802	77,523	13,774	—	—	66,479
Care.com	31,189	—	1,609	14,101	—	—	46,899
Search	83,398	—	88	—	—	—	83,486
Emerging & Other	(188,028)	2,373	829	2,131	—	112,753	(69,942)
Corporate(b)	(137,619)	48,546	9,552	—	—	—	(79,521)
Total	(474,771)	$123,476	$130,986	$307,718	$(612)	$112,753	$199,550
Interest expense	(110,165)
Unrealized loss on investment in MGM Resorts International	(723,515)
Other expense, net	(217,785)
Loss from continuing operations before income taxes	(1,526,236)
Income tax benefit	331,087
Net loss from continuing operations	(1,195,149)
Earnings from discontinued operations, net of tax	2,694
Net loss	(1,192,455)
Net loss attributable to noncontrolling interests	22,285
Net loss attributable to IAC shareholders	$(1,170,170)
_____________________
(d)    Operating loss includes $39.2 million of restructuring charges, of which a $7.0 million impairment charge is presented in “Depreciation” in the statement of operations and, therefore, is excluded from Adjusted EBITDA. Restructuring charges included in Adjusted EBITDA are $32.2 million. Operating loss also includes transaction-related expenses in connection with the 2021 acquisition of Meredith of $1.1 million. See “Note 2—Summary of Significant Accounting Policies” and “Note 17—Dotdash Meredith Restructuring Charges, Transaction-Related Expenses and Change-in-Control Payments” in the accompanying notes to the financial statements included in “Item 8—Financial Statements and Supplementary Data” for additional information on impairment and restructuring charges, respectively.
(e)    Operating loss includes $33.4 million of restructuring charges and $1.4 million of transaction-related expenses in connection with the 2021 acquisition of Meredith. See “Note 17—Dotdash Meredith Restructuring Charges, Transaction-Related Expenses and Change-in-Control Payments” in the accompanying notes to the financial statements included in “Item 8—Financial Statements and Supplementary Data” for additional information.
(f)    Operating loss includes restructuring charges of $7.6 million and transaction-related expenses in connection with the 2021 acquisition of Meredith of $4.7 million. See “Note 17—Dotdash Meredith Restructuring Charges, Transaction-Related Expenses and Change-in-Control Payments” in the accompanying notes to the financial statements included in “Item 8—Financial Statements and Supplementary Data” for additional information.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Position

	December 31,
	2024	2023
	(In thousands)
Angi cash and cash equivalents:
United States	$411,298	$354,341
All other countries	5,136	9,703
Total Angi cash and cash equivalents	416,434	364,044

Dotdash Meredith cash and cash equivalents:
United States	230,436	243,801
All other countries	19,491	17,779
Total Dotdash Meredith cash and cash equivalents	249,927	261,580

IAC (excluding Angi and Dotdash Meredith) cash and cash equivalents and marketable securities:
United States	1,093,675	642,613
All other countries	38,134	29,208
Total cash and cash equivalents	1,131,809	671,821
Marketable securities (United States)	—	148,998
Total IAC (excluding Angi and Dotdash Meredith) cash and cash equivalents and marketable securities	1,131,809	820,819

Total cash and cash equivalents and marketable securities	$1,798,170	$1,446,443

Dotdash Meredith Debt:
Dotdash Meredith Term Loan A	$297,500	$315,000
Dotdash Meredith Term Loan B-1	1,182,500	—
Dotdash Meredith Term Loan B	—	1,225,000
Total Dotdash Meredith long-term debt	1,480,000	1,540,000
Less: current portion of Dotdash Meredith long-term debt	35,000	30,000
Less: original issue discount	3,512	4,470
Less: unamortized debt issuance costs	6,481	8,423
Total Dotdash Meredith long-term debt, net	1,435,007	1,497,107

ANGI Group Debt:
ANGI Group Senior Notes	500,000	500,000
Less: unamortized debt issuance costs	3,160	3,953
Total ANGI Group long-term debt, net	496,840	496,047

Total long-term debt, net	$1,931,847	$1,993,154
The Company's international cash can be repatriated without significant tax consequences. During the year ended December 31, 2024, international cash repatriated to the U.S. was not material.
For a detailed description of long-term debt and interest rate swaps, see “Note 2—Summary of Significant Accounting Policies” and “Note 6—Long-term Debt” in the accompanying notes to the financial statements included in “Item 8—Financial Statements and Supplementary Data.”

Cash Flow Information
In summary, IAC's cash flows are as follows:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Net cash provided by (used in):
Operating activities attributable to continuing operations	$354,518	$189,528	$(82,791)
Investing activities attributable to continuing operations	$276,825	$(87,467)	$(494,808)
Financing activities attributable to continuing operations	$(129,099)	$(223,013)	$(112,651)
Net cash provided by operating activities attributable to continuing operations consists of net earnings adjusted for non-cash items and the effect of changes in working capital. Non-cash adjustments include the unrealized losses (gains) on the investment in MGM, deferred income taxes, amortization of intangibles, pension and post-retirement benefit (credit) cost, depreciation, stock-based compensation expense, provision for credit losses, goodwill impairment, non-cash lease expense (including ROU asset impairments), unrealized (increase) decrease in the estimated fair value of a warrant and net (gains) losses on sales of businesses and investments in equity securities (including downward and upward adjustments).
2024
Adjustments to net earnings consist primarily of an unrealized loss on the investment in MGM of $649.2 million, amortization of intangibles of $144.5 million, depreciation of $126.9 million, stock-based compensation expense of $112.5 million, provision of credit losses of $61.9 million and non-cash lease expense of $54.1 million, partially offset by deferred income taxes of $181.0 million, an unrealized increase in the estimated fair value of a warrant of $20.4 million, net gains on sales of businesses and investments in equity securities (including downward and upward adjustments) of $10.5 million, including $29.2 million gain on the sale of assets of Mosaic Group in February 2024, and pension and post-retirement benefit credit of $5.5 million. The decrease from changes in working capital include a decrease in operating lease liabilities of $69.8 million, an increase in accounts receivable of $51.8 million and decreases in deferred revenue of $12.5 million and accounts payable and other liabilities of $9.3 million, partially offset by a decrease in other assets of $103.9 million. The decrease in operating lease liabilities is due to cash payments on leases net of interest accretion. The increase in accounts receivable is due primarily to an increase at Angi due primarily to timing of cash receipts and an increase at Dotdash Meredith in revenue in the fourth quarter of 2024 relative to 2023, partially offset by a decrease at Mosaic Group due to cash receipts prior to the sale of its assets and a decrease in revenue at Search in the fourth quarter of 2024 relative to 2023. The decrease in deferred revenue is due primarily to lower annual memberships at Angi, primarily at Ads and Leads, and a decrease at Care.com primarily due to the timing of the utilization of services provided through Care for Business and lower subscriptions on the Care.com platform. The decrease in accounts payable and other liabilities is due primarily to timing of payments and a decrease at Search in accrued traffic acquisition costs and related payables, partially offset by an increase in accrued employee compensation, due primarily to an increase in accrued severance related to headcount reductions at Dotdash Meredith and an increase in accrued bonuses, an increase in accrued professional fees at Corporate and Angi due, in part, to the Distribution and an increase in an accrual at Care.com related to the resolution of certain legal matters. The decrease in other assets is due primarily to a decrease in prepaid hosting services at Corporate, Dotdash Meredith and Angi, receipt of pre-acquisition income tax refunds at Dotdash Meredith, the liquidation of the domestic funded pension plan at Dotdash Meredith in connection with the termination of the plan, lower capitalized sales commissions at Angi due, in part, to a reduction in headcount and payment received at Angi related to insurance coverage for previously incurred legal fees.

Net cash provided in investing activities includes maturities of marketable debt securities of $375.0 million, net proceeds from the sales of businesses and investments of $177.2 million, including $155 million from the sale of assets of Mosaic Group, net proceeds from the sales of assets of $12.8 million principally from the sale of an aircraft at Dotdash Meredith and collections of notes receivable of $11.8 million. partially offset by $221.8 million for the purchases of marketable debt securities, capital expenditures of $65.5 million, primarily related to investments of $49.5 million in capitalized software at Angi to support its products and services, and the purchase of a retirement investment fund of $16.0 million at Dotdash Meredith in connection with the termination of the domestic funded pension plan and transfer of the remaining assets to the IAC Inc. Retirement Savings Plan.

Net cash used in financing activities includes payments on the Dotdash Meredith Term Loans of $68.0 million, including a $30.0 million principal prepayment and $8.0 million of additional principal payments made to certain Dotdash Meredith Term Loan B lenders; the $8.0 million in additional principal payments were offset by additional borrowings from new and existing lenders under Dotdash Meredith Term Loan B-1 of $8.0 million. Net cash used in financing activities also includes $28.6 million for the repurchase of 12.6 million shares of Angi Class A common stock, on a settlement date basis, at an average price of $2.27 per share, the purchase of the remaining noncontrolling interests of a foreign subsidiary at Angi of $16.0 million, withholding taxes paid on behalf of IAC employees, excluding Angi, for stock-based awards that were net settled of $15.0 million and withholding taxes paid on behalf of Angi employees for stock-based awards that were net settled of $7.6 million.
2023
Adjustments to net earnings consist primarily of amortization of intangibles of $296.0 million, depreciation of $175.1 million, stock-based compensation expense of $117.2 million, non-cash lease expense of $101.7 million, deferred income taxes of $88.8 million, provision of credit losses of $87.7 million, net losses on investments in equity securities (including downward and upward adjustments) and sales of businesses of $19.3 million and goodwill impairment of $9.0 million, partially offset by an unrealized gain on the investment in MGM of $721.7 million and an unrealized increase in the estimated fair value of a warrant of $2.8 million. The decrease from changes in working capital include a decrease in accounts payable and other liabilities of $120.3 million, a decrease in operating lease liabilities of $74.3 million and an increase in accounts receivable of $37.3 million. The decrease in accounts payable and other liabilities is due, in part, to a decrease in accrued traffic acquisition costs and related payables at Search and Dotdash Meredith, a decrease in accrued advertising at Angi and Search and a decrease in accrued employee compensation, due primarily to restructuring related severance payments at Dotdash Meredith. The decrease in operating lease liabilities is due to cash payments on leases net of interest accretion. The increase in accounts receivable is due primarily to timing of cash receipts at Angi and an increase in revenue relative to the fourth quarter of 2022 at Dotdash Meredith Digital, partially offset by a decrease in revenue relative to the fourth quarter of 2022 at Search.
Net cash used in investing activities includes $455.4 million for the purchase of marketable debt securities, capital expenditures of $141.4 million, primarily related to payment of approximately $80 million for the acquisition of the formerly leased land under IAC's New York City headquarters building as well as investments of $45.2 million in capitalized software at Angi to support its products and services, and $103.6 million for the purchase of additional preferred shares of Turo, partially offset by maturities of marketable debt securities of $550.0 million, net proceeds from the sales of assets of $29.8 million, including $28.2 million related to the sale of a building at Dotdash Meredith, net proceeds from the sales of businesses and investments of $11.9 million and net collections of notes receivable of $11.3 million.
Net cash used in financing activities includes the repurchase of 3.2 million shares of IAC common stock, on a settlement date basis, for $165.6 million at an average price of $51.00 per share, principal payments on the Dotdash Meredith Term Loans of $30.0 million, the repurchase of 4.4 million shares of Angi Class A common stock, on a settlement date basis, for $10.9 million at an average price of $2.50 per share, withholding taxes paid on behalf of IAC employees, excluding Angi, for stock-based awards that were net settled of $10.6 million and withholding taxes paid on behalf of Angi employees for stock-based awards that were net settled of $6.0 million.

2022
Adjustments to net loss attributable to continuing operations consist primarily of an unrealized loss on the investment in MGM of $723.5 million, amortization of intangibles of $307.7 million, pension and post-retirement benefit cost of $210.0 million, depreciation of $131.0 million, stock-based compensation expense of $123.5 million, provision of credit losses of $116.6 million, goodwill impairment of $112.8 million, non-cash lease expense (including ROU asset impairments) of $70.9 million and an unrealized decrease in the estimated fair value of a warrant of $62.5 million, partially offset by deferred income taxes of $337.8 million and net gains on sales of businesses and investments in equity securities (including downward and upward adjustments) of $39.0 million. The decrease from changes in working capital include a decrease in accounts payable and other liabilities of $247.9 million, an increase in accounts receivable of $66.7 million, a decrease in operating lease liabilities of $63.8 million and a decrease in deferred revenue of $11.0 million. The decrease in accounts payable and other liabilities is due primarily to (i) a decrease in accrued employee compensation due, in part, to change-in-control payments, partially offset by an increase in restructuring charges, at Dotdash Meredith, (ii) a decrease in accrued traffic acquisition costs and related payables at Search, (iii) a decrease in accounts payable at Dotdash Meredith due primarily to timing of payments and lower spend due to the discontinuation of certain print publications, (iv) a payment of pre-acquisition income tax indemnification liabilities at Dotdash Meredith and (v) a decrease in customer deposit liabilities at Dotdash Meredith due, in part, to the discontinuation of certain print publications. The increase in accounts receivable is due primarily to revenue growth at Angi, primarily attributable to Services, and an increase in revenue related to various production deals at IAC Films, partially offset by a decrease in revenue at Search and a decrease at Dotdash Meredith primarily due to the discontinuation of certain publications, reduced circulation of other publications and continued secular declines at Print and decreases in performance marketing and advertising revenue at Digital. The decrease in operating lease liabilities is due to cash payments on leases net of interest accretion. The decrease in deferred revenue is due primarily to timing of the utilization of services provided through Care for Business at Care.com, lower annual memberships at Angi, primarily at Ads and Leads, and a decrease in Digital licensing contracts at Dotdash Meredith.
Net cash used in investing activities attributable to continuing operations includes $244.3 million for the purchase of 5.7 million additional shares of MGM, $233.9 million for the purchase of marketable debt securities and capital expenditures of $139.8 million primarily related to investments in capitalized software at Angi, Care.com and Dotdash Meredith, partially offset by net proceeds from the sale of certain businesses and investments of $90.8 million and collections of notes receivable of $19.5 million.
Net cash used in financing activities attributable to continuing operations includes the repurchase of 1.1 million shares of IAC common stock, on a settlement date basis, for $85.3 million at an average price of $77.44 per share, principal payments on the Dotdash Meredith Terms of $30.0 million, withholding taxes paid on behalf of IAC employees, excluding Angi, for stock-based awards that were net settled of $18.1 million, withholding taxes paid on behalf of Angi employees for stock-based awards that were net settled of $8.8 million and the repurchase of 1.0 million shares of Angi Class A common stock, on a settlement date basis, for $8.1 million at an average price of $7.80 per share, partially offset by proceeds from the issuance of Vivian Health preferred shares, net of fees of $34.7 million.
Liquidity and Capital Resources
Financing Arrangements
On November 26, 2024, the Company entered into the Amended Dotdash Meredith Credit Agreement, which governs both the existing Dotdash Meredith Term Loan A and the Dotdash Meredith Revolving Facility. Prior to the effectiveness of the Amended Dotdash Meredith Credit Agreement, Dotdash Meredith Term Loan B bore an interest rate of Adjusted Term SOFR plus 4.00%, plus a varying adjustment of 0.10%, 0.15% or 0.25% based upon the duration of the borrowing period. The Amended Dotdash Meredith Credit Agreement reset the interest rate on Dotdash Meredith Term Loan B-1 to Adjusted Term SOFR plus 3.50% and removed the varying adjustment. At December 31, 2024, Dotdash Meredith Term Loan B-1 bore interest at Adjusted Term SOFR, subject to a minimum of 0.50%, plus 3.50%, or 8.05%. Immediately prior to the effectiveness of the Amended Dotdash Meredith Credit Agreement, the Company prepaid $30 million in aggregate principal of Dotdash Meredith Term Loan B.

For a detailed description of long-term debt, see “Note 6—Long-term Debt” in the accompanying notes to the financial statements included in “Item 8—Financial Statements and Supplementary Data.”

Investment in MGM
At December 31, 2024, the Company owns 64.7 million common shares of MGM. Based on the number of MGM common shares outstanding at December 31, 2024, the Company owns 22.0% of MGM.
Investment in Turo
The Company net settled its Turo warrant on July 23, 2024 (the warrant expiration date) for 4.5 million shares of Series E-2 preferred stock, bringing IAC's ownership percentage in Turo to approximately 32% at December 31, 2024.
Share Repurchase Authorizations and Activity
At February 7, 2025, IAC had 3.7 million shares remaining in its share repurchase authorization. There were no repurchases of IAC common stock in 2024.
During the year ended December 31, 2024, Angi repurchased 12.5 million shares of its Class A common stock, on a trade date basis, at an average price of $2.27 per share, or $28.4 million in aggregate. During the fourth quarter of 2023, Angi announced its intent to repurchase the 14.0 million shares remaining in its stock repurchase authorization from March 2020 (the “2020 Share Authorization”). On August 2, 2024, the board of directors of Angi approved a new stock repurchase authorization of 25 million shares (the “2024 Share Authorization”). As of August 19, 2024, Angi had no shares remaining under the 2020 Authorization. As of February 7, 2025, Angi had 23.1 million shares remaining in its 2024 Share Authorization.
IAC and Angi may repurchase shares pursuant to their repurchase authorizations over an indefinite period of time in the open market and in privately negotiated transactions, depending on those factors management deems relevant at any particular time, including, without limitation, market conditions, price and future outlook.
Contractual Obligations
The Company enters into various contractual arrangements as a part of its continued operations. Material contractual obligations as of December 31, 2024 are described in the accompanying notes to the financial statements within “Item 8—Financial Statements and Supplementary Data”; these include operating leases as described in “Note 5—Leases,” principal and interest payments on long-term debt as described in “Note 6—Long-Term Debt” and pension and post-retirement benefits as described in “Note 11—Pension and Post-Retirement Benefit Plans.” On January 28, 2025, the Company entered into an agreement to terminate its lease for unoccupied office space that otherwise would have expired in 2032 for total payments of $43.1 million, of which $21.6 million was paid in January 2025 and the remaining balance will be paid in April 2025. The gain on the lease termination of $36.2 million will be recognized in the first quarter of 2025. The termination of this lease reduces future fixed lease payments by $101.7 million.
The Company has material purchase obligations, which represent legally binding agreements to purchase goods and services that specify all significant terms. Future payments under these agreements at December 31, 2024 are as follows:

	Amount of Commitment Expiration Per Period
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total Amounts Committed
	(In thousands)
Purchase obligations	$74,667	$20,032	$—	$—	$94,699
Purchase obligations include future payments of (i) $32.6 million related to cloud computing arrangements, (ii) $12.6 million related to email marketing services, (iii) $12.0 million related to advertisement placement services in 2025, (iv) $8.8 million related to research tools and (v) $6.4 million related to office productivity and email tools.
Capital Expenditures
The Company anticipates that it will need to make capital expenditures in connection with the development and expansion of its operations. The Company's 2025 capital expenditures are expected to be higher than its 2024 capital expenditures of $65.5 million by approximately 20% to 30%, due primarily to an increase in capitalized software at Angi and Dotdash Meredith.

Liquidity Assessment
On a consolidated basis, the Company generated positive cash flows from operating activities of $354.5 million for the year ended December 31, 2024; excluding the positive cash flows from operating activities of $162.3 million and $155.9 million generated by Dotdash Meredith and Angi, respectively, the Company generated positive cash flows from operating activities of $36.3 million.
At December 31, 2024, the Company's consolidated cash and cash equivalents were $1.8 billion, of which $416.4 million and $249.9 million was held by Angi and Dotdash Meredith, respectively. The Company's consolidated debt consists of $1.5 billion, which is the liability of Dotdash Meredith, Inc., and $500.0 million, which is the liability of ANGI Group, a subsidiary of Angi.
The Amended Dotdash Meredith Credit Agreement contains covenants that would limit Dotdash Meredith’s ability to pay dividends, incur incremental secured indebtedness, or make distributions or certain investments in the event a default has occurred or if Dotdash Meredith’s consolidated net leverage ratio exceeds 4.0 to 1.0, subject to certain available amounts as defined in the Amended Dotdash Meredith Credit Agreement. Dotdash Meredith did not exceed this ratio for the test period ended December 31, 2024. The Amended Dotdash Meredith Credit Agreement also permits IAC to, among other things, contribute cash to Dotdash Meredith which will provide additional liquidity to ensure that Dotdash Meredith does not exceed certain consolidated net leverage ratios for any test period, as further defined in the Amended Dotdash Meredith Credit Agreement. In connection with these capital contributions, Dotdash Meredith may make distributions to IAC in amounts not more than any such capital contributions, provided that no default has occurred and is continuing. Such capital contributions and subsequent distributions impact the consolidated net leverage ratios of Dotdash Meredith. During the year ended December 31, 2024, the Company contributed $125 million to Dotdash Meredith, following which Dotdash Meredith distributed $230 million back to the Company, including $105 million in January 2024 related to the Company's contribution in December 2023. The contributions ceased in September 2024, which Dotdash Meredith distributed back to the Company in October 2024 and, therefore, there are no contributions or distributions outstanding as of December 31, 2024. See “Note 6—Long-Term Debt” to the financial statements included in “Item 8—Financial Statements and Supplementary Data” for additional information.
Angi is an independent public company with its own public shareholders and board of directors and has no obligation to provide the Company with funds. As a result, the Company cannot freely access the cash of Angi and its subsidiaries.
The Company's liquidity could be negatively affected by a decrease in demand for its products and services due to economic or other factors.
The Company believes Angi's and Dotdash Meredith's existing cash, cash equivalents and expected positive cash flows from operations, and the Company's existing cash and cash equivalents and expected positive cash flows from operations, excluding Angi and Dotdash Meredith, will be sufficient to fund their respective normal operating requirements, including capital expenditures, debt service, the payment of withholding taxes paid on behalf of employees for net-settled stock-based awards and investing and other commitments for the next twelve months. The Company may need to raise additional capital through future debt or equity financing to make acquisitions and investments. Additional financing may not be available on terms favorable to the Company, or at all, and may also be impacted by any disruptions in the financial markets. The indebtedness at Dotdash Meredith and Angi could further limit the Company's ability to raise additional financing.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The following disclosure is provided to supplement the descriptions of IAC's accounting policies contained in “Note 2—Summary of Significant Accounting Policies” in the accompanying notes to the financial statements included in “Item 8—Financial Statements and Supplementary Data” in regard to significant areas of judgment. Management of the Company is required to make certain estimates, judgments and assumptions during the preparation of its financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”). These estimates, judgments and assumptions affect the amounts and disclosures reported in the financial statements and accompanying notes. Actual results could differ from these estimates. Because of the size of the financial statement elements to which they relate, some of our accounting policies and estimates have a more significant impact on our financial statements than others. What follows is a discussion of some of our more significant accounting policies and estimates.
Business Combinations
Acquisitions, which are generally referred to in GAAP as business combinations, are an important part of the Company's growth strategy. The purchase price of an acquisition is attributed to the assets acquired and liabilities assumed based on their fair values at the date of acquisition, including identifiable intangible assets that either arise from a contractual or legal right or are separable from goodwill.
Management makes two critical determinations at the time of an acquisition: (1) the reporting unit(s) that will benefit from the acquisition and to which goodwill will be assigned and (2) the allocation of the purchase price of the acquired business to the assets acquired and the liabilities assumed based upon their fair values. The reporting unit determination is important beyond the initial allocation of purchase price because future impairment assessments of goodwill, as described below, are performed at the reporting unit level. Historically, when the Company’s acquisitions have been complementary to existing reporting units, the goodwill is allocated to an existing reporting unit. Acquisitions within Emerging & Other usually result in the creation of a new reporting unit because it is a standalone business with unique product offerings, management or target markets. There have been no acquisitions made since the 2021 acquisition of Meredith, for which the allocation of purchase price to the assets acquired and liabilities assumed, the determination of the reporting units and the allocation of goodwill to the reporting units were finalized during the fourth quarter of 2022.
The allocation of purchase price to the assets acquired and liabilities assumed is based upon their fair values and is complex because of the judgments involved in determining these values. The determination of purchase price and the fair value of monetary assets acquired and liabilities assumed is typically the least complex aspect of the Company’s accounting for business combinations due to management’s experience and/or the inherently lower level of judgment required. Due to the higher degree of complexity associated with the valuation of acquired intangible assets, the Company usually obtains the assistance of outside valuation experts in the allocation of purchase price to the identifiable intangible assets acquired, which can be both definite-lived, such as advertiser relationships, technology, licensee relationships, trade names, content, customer lists and user base, and professional relationships, or indefinite lived, such as trade names and trademarks. While outside valuation experts may be used, management has the ultimate responsibility for the valuation methods, models and inputs used and the resulting purchase price allocation. The excess purchase price over the value of net tangible and identifiable intangible assets acquired is recorded as goodwill and is assigned to the reporting unit(s) expected to benefit from the business combination as of the acquisition date.
Recoverability of Goodwill and Indefinite-Lived Intangible Assets
The carrying value of goodwill is $2.9 billion and $3.0 billion at December 31, 2024 and 2023, respectively. Indefinite-lived intangible assets, which consist of the Company's acquired trade names and trademarks, have a carrying value of $513.1 million and $544.2 million at December 31, 2024 and 2023, respectively.
Goodwill and indefinite-lived intangible assets are assessed annually for impairment as of October 1 or more frequently if an event occurs or circumstances change that would indicate that it is more likely than not that the fair value of a reporting unit or the fair value of an indefinite-lived intangible asset has declined below its carrying value. In performing its annual goodwill impairment assessment, the Company has the option under GAAP to qualitatively assess whether it is more likely than not that the fair value of a reporting unit is less than its carrying value; if the conclusion of the qualitative assessment is that there are no indicators of impairment, the Company does not perform a quantitative test, which would require a valuation of the reporting unit, as of October 1. GAAP provides a not all-inclusive set of examples of macroeconomic, industry, market and company specific factors for entities to consider in performing the qualitative assessment described above; management considers the factors it deems relevant in making its more-likely-than-not assessments. While the Company has the option under GAAP to qualitatively assess whether it is more likely than not that the fair values of its indefinite-lived intangible assets are less than their carrying values, the Company's policy is to determine the fair value of each of its indefinite-lived intangible assets annually as of October 1, in part, because the level of effort required to perform the quantitative and qualitative assessments is essentially equivalent.

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
For the Company's annual goodwill test as of October 1, 2024, qualitative assessments of the goodwill of the Dotdash Meredith Digital, Angi International and Vivian Health reporting units were performed because the Company concluded it was more likely than not that the fair value of these reporting units was in excess of their respective carrying values. The primary factors that the Company considered in its qualitative assessment for each of these reporting units are described below:
•The Company considered the strong forecasted operating performance, in addition to actual operating results in the current year of the Dotdash Meredith Digital reporting unit and, based on the Company's latest valuation prepared as of October 1, 2023, the excess of its estimated fair value of the reporting unit compared to its carrying value. The Company also considered the valuations of Dotdash Meredith as of December 31, 2023 and June 30, 2024 that were prepared in connection with the issuance and/or settlement of equity awards that are denominated in its equity. These valuations were prepared time proximate to, however, not as of, October 1, 2024.
•The Company prepared a valuation of the Angi International and Vivian Health reporting units primarily in connection with the issuance and/or settlement of equity awards that are denominated in the equity of these businesses as of June 30, 2024. These valuations were prepared time proximate to, however, not as of, October 1, 2024. The fair value of these businesses were in excess of their October 1, 2024 carrying values.
For the Company's annual goodwill test at October 1, 2024, the Company quantitatively tested the Angi Ads and Leads, Angi Services, and Care.com reporting units. The Company's quantitative tests resulted in no impairments. The Company's remaining reporting units, Dotdash Meredith Print, Search, The Daily Beast and IAC Films, have no goodwill as of October 1, 2024.
Given the decline in Angi's and the Company's stock prices after October 1, 2024, the Company subsequently quantitatively tested all reporting units with goodwill as of December 31, 2024 and no impairments were noted.
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
In the fourth quarter of 2022, prior to its sale in 2023, a quantitative assessment was performed on the Roofing reporting unit; this test resulted in a full impairment of $26.0 million due to Roofing exiting certain markets and a projected reduction in future profits from the business, which reduced its fair value.
There is no goodwill for which the most recent estimate of the excess of fair value over carrying value is less than 20%.

The fair value of the Company's reporting units is determined using both an income approach based on discounted cash flows (“DCF”) and a market approach when it tests goodwill for impairment, either on an interim basis or annual basis as of October 1 each year. The Company uses the same approach in determining the fair value of its businesses in connection with its non-public subsidiary denominated stock-based compensation plans, which can be a significant factor in the decision to apply the qualitative assessment rather than a quantitative test. Determining fair value using a DCF analysis requires the exercise of significant judgment with respect to several items, including the amount and timing of expected future cash flows and appropriate discount rates. The expected cash flows used in the DCF analyses are based on the Company's most recent forecast and budget and, for years beyond the budget, the Company's estimates, which are based, in part, on forecasted growth rates. The discount rates used in the DCF analyses are intended to reflect the risks inherent in the expected future cash flows of the respective reporting units. Assumptions used in the DCF analyses, including the discount rate, are assessed based on each reporting unit's current results and forecasted future performance, as well as macroeconomic and industry specific factors. The discount rates used in the quantitative tests as of December 31, 2024 for determining the fair values of the Dotdash Meredith Digital, Angi Ads and Leads, Angi Services, Angi International, Care.com and Vivian Health reporting units were 14.5%, 13%, 14%, 15%, 14.5% and 23%, respectively. The discount rates used in the quantitative tests as of October 1, 2024 for determining the fair values of the Angi Ads and Leads, Angi Services and Care.com reporting units were 12.5%, 13.5% and 14%, respectively. The discount rates used in the quantitative tests as of October 1, 2023 for determining the fair value of the Company's Dotdash Meredith Digital, Care.com and Mosaic Group reporting unit were 15.5%,16% and 16%, respectively. Determining fair value using a market approach considers multiples of financial metrics based on both acquisitions and trading multiples of a selected peer group of companies. From the comparable companies, a representative market multiple is determined, which is applied to financial metrics to estimate the fair value of a reporting unit. To determine a peer group of companies for our respective reporting units, we considered companies relevant in terms of consumer use, monetization model, margin and growth characteristics, and brand strength operating in their respective sectors.
The Company determines the fair value of indefinite-lived intangible assets using an avoided royalty DCF valuation analysis. Significant judgments inherent in this analysis include the selection of appropriate royalty and discount rates and estimating the amount and timing of expected future cash flows. The discount rates used in the DCF analyses are intended to reflect the risks inherent in the expected future cash flows generated by the respective intangible assets. The royalty rates used in the DCF analyses are based upon an estimate of the royalty rates that a market participant would pay to license the Company's trade names and trademarks. The future cash flows are based on the Company's most recent forecast and budget and, for years beyond the budget, the Company's estimates, which are based, in part, on forecasted growth rates. Assumptions used in the avoided royalty DCF analyses, including the discount rate and royalty rate, are assessed annually based on the actual and projected cash flows related to the asset, as well as macroeconomic and industry specific factors. The discount rates used in the Company's annual indefinite-lived impairment assessment ranged from 12.5% to 14.5% in 2024 and 15% to 17% in 2023, and the royalty rates used ranged from 2% to 8% in both 2024 and 2023. The October 1, 2023 annual quantitative assessment of indefinite-lived intangible assets identified an impairment of $79.9 million related to certain other indefinite-lived trade name intangible assets in the Dotdash Meredith Digital segment. The discount rate used to value these trade names was 15.5% and the royalty rate was 6%.

In the fourth quarter of 2024, the Company identified an impairment charge of $2.6 million related to a certain indefinite-lived trade name at Angi Services. The discount rate used to value this trade name was 14.0% and the royalty rate was 2.5%.
During the first quarter of 2024, the Company determined that a projected reduction in future revenue related to certain indefinite-lived trade name intangible assets with a carrying value of $20.7 million in the Dotdash Meredith Digital segment resulted in a change in classification to definite-lived intangible assets to be amortized over their respective useful lives. There was no impairment recorded in connection with the change in classification.
During the third quarter of 2023, the Company determined that a projected reduction in future revenue related to a certain indefinite-lived trade name intangible asset in the Dotdash Meredith Digital segment was an indicator of possible impairment. Following the identification of the indicator, the Company updated its calculation of the fair value of the indefinite-lived intangible asset and recorded an impairment of $7.6 million. The discount rate used to value the trade name was 16% and the royalty rate was 8%. A quantitative assessment of this indefinite-lived trade name intangible asset was prepared as of October 1, 2023; this test resulted in no additional impairment as its carrying value approximates its fair value.
If the carrying value of an indefinite-lived intangible asset exceeds its estimated fair value, an impairment equal to the excess is recorded. There is one indefinite-lived intangible asset at Angi Services with a value of approximately $16.2 million for which the most recent estimate of the excess of fair value over carrying value is less than 20%.
The impairment of indefinite-lived intangible assets are included in “Amortization of intangibles” in the accompanying statement of operations.
Recoverability of Long-Lived Assets
We review the carrying value of all long-lived assets, other than goodwill and indefinite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The carrying value of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying value is deemed not to be recoverable, an impairment loss is recorded equal to the amount by which the carrying value of the long-lived asset exceeds its fair value. The carrying value of these long-lived assets is $857.0 million and $1.1 billion at December 31, 2024 and 2023, respectively.
During the first quarter of 2023, due to the continued decline in the commercial real estate market, Dotdash Meredith recorded impairment charges of $70.0 million related to certain unoccupied leased office space consisting of impairments of $44.7 million and $25.3 million of an ROU asset and related leasehold improvements, furniture and equipment, respectively.
During the third quarter of 2022, Dotdash Meredith recorded impairment charges of $21.3 million related to the consolidation of certain leased spaces following the Meredith acquisition consisting of impairments of $14.3 million and $7.0 million of an ROU asset and related leasehold improvements, furniture and equipment, respectively. See “Note 17—Dotdash Meredith Restructuring Charges, Transaction-Related Expenses and Change-in-Control Payments” in the accompanying notes to the financial statements included in “Item 8—Financial Statements and Supplementary Data” for additional information.
The impairment charges related to ROU assets are included in “General and administrative expense” and the impairment charges related to leasehold improvements, furniture and equipment are included in “Depreciation” in the statement of operations. The impairment charges represent the amount by which the carrying value of the asset group exceeded its estimated fair value, calculated using a DCF approach using sublease market assumptions of the expected cash flows and discount rate. The impairment charges were allocated between the ROU assets and related leasehold improvements, furniture and equipment of the asset group based on their relative carrying values.
Income Taxes
The Company accounts for income taxes under the liability method, and deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying values of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided if it is determined that it is more likely than not that the deferred tax asset will not be realized. At December 31, 2024 and 2023, the balance of the Company's net deferred tax assets (liabilities) is $16.1 million and $(162.9) million, respectively.

The Company evaluates and accounts for uncertain tax positions using a two-step approach. Recognition (step one) occurs when the Company concludes that a tax position, based solely on its technical merits, is more likely than not to be sustainable upon examination. Measurement (step two) determines the amount of benefit that is greater than 50% likely to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. De-recognition of a tax position that was previously recognized would occur when the Company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. This measurement step is inherently difficult and requires subjective estimations of such amounts to determine the probability of various possible outcomes. At December 31, 2024 and 2023, the Company has unrecognized tax benefits, including interest and penalties, of $23.8 million and $19.6 million, respectively. We consider many factors when evaluating and estimating our tax positions and unrecognized tax benefits, which may require periodic adjustment and which may not accurately anticipate actual outcomes. Although management currently believes changes to unrecognized tax benefits from period to period and differences between amounts paid, if any, upon resolution of issues raised in audits and amounts previously provided will not have a material impact on the liquidity, results of operations, or financial condition of the Company, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future.
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
Stock-Based Compensation
Stock-based compensation at the Company is inherently complex. Our desire is to attract, retain, incentivize and reward our management team and employees at each of our subsidiaries, including those employed by companies we acquire, by allowing them to benefit directly from the value they help to create. We accomplish these objectives, in part, by issuing equity awards denominated in the equity of our non-publicly traded subsidiaries as well as in IAC and Angi. We further refine this approach by tailoring certain equity awards to the applicable circumstances. For example, we have in the past issued certain equity awards for which vesting is linked to the achievement of a performance target such as revenue or profits; these awards are referred to as performance-based awards. In other cases, we link the vesting of equity awards to the achievement of a value target for a subsidiary or IAC or Angi's stock price, as applicable; these awards are referred to as market-based awards. The nature and variety of these types of equity-based awards creates complexity in our determination of stock-based compensation expense.
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
Stock-based compensation expense reflected in our statement of operations includes expense related to equity awards issued by certain of our subsidiaries and awards granted to the Company's Corporate employees and the employees of Angi. The awards granted to the Company's Corporate employees and the employees of Angi have principally been in the form of restricted stock units (“RSUs”), performance-based RSUs, market-based RSUs and restricted stock. For RSUs, the value of the instrument is measured at the grant date as the fair value of the underlying common stock and expensed as stock-based compensation expense over the vesting term. For performance-based RSUs, the value of the instrument is measured at the grant date as the fair value of the underlying common stock and expensed as stock-based compensation over the vesting term when the performance targets are considered probable of being achieved. For market-based RSUs, a lattice model is used to estimate the value of the awards. For IAC restricted stock, a lattice model was used to estimate the fair value of the award which was based on the satisfaction of IAC's stock price targets. See “Note 10—Stock-Based Compensation” in the accompanying notes to the financial statements included in “Item 8—Financial Statements and Supplementary Data” for a discussion of the forfeiture of the IAC restricted stock award on January 13, 2025.

The principal form of equity awards to the employees and management of its non-publicly traded subsidiaries is stock settled stock appreciation rights that are denominated in the equity of the relevant subsidiary of the Company or Angi, in the case of its International business, which are settleable in shares of the Company or Angi as applicable. The value of the stock settled stock appreciation rights is tied to the value of the common stock of these subsidiaries. Accordingly, these interests only have value to the extent the relevant business appreciates in value above the initial value utilized to determine the exercise price and these interests can have substantial value in the event of significant appreciation. The grant date value of these stock settled stock appreciation rights is measured at grant date, using a Black-Scholes option pricing model and, for those with a market condition, a lattice model, at fair value and is expensed over the vesting term.
The Company estimates the fair value of stock options upon issuance or modification using a Black-Scholes option pricing model and, for those with a market condition, a lattice model. No stock options were issued by the Company in the years ended December 31, 2024, 2023 and 2022, respectively.
Investments in Equity Securities
The Company's equity securities, other than those of its consolidated subsidiaries and those accounted for under the equity method, are accounted for at fair value under the measurement alternative in accordance with ASC Subtopic 321, Investments - Equity Securities, with any changes to fair value recognized in “Other income (expense), net” in the statement of operations each reporting period. Under the measurement alternative, equity investments without readily determinable fair values are carried at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar securities of the same issuer; fair value is generally determined based on a market approach as of the transaction date. A security will be considered identical or similar if it has identical or similar rights to the equity securities held by the Company. The Company reviews its investments in equity securities without readily determinable fair values for impairment each reporting period when there are qualitative factors or events that indicate possible impairment. Factors the Company considers in making this determination include negative changes in industry and market conditions, financial performance, business prospects, and other relevant events and factors. When indicators of impairment exist, the Company prepares quantitative assessments of the fair value of its investments in equity securities, which require judgment and the use of estimates. When the Company's assessment indicates that the fair value of the investment is below its carrying value, the Company writes down the investment to its fair value and records the corresponding charge in “Other income (expense), net” in the statement of operations.
The carrying value of the Company’s equity securities without readily determinable fair values is $438.5 million and $404.8 million at December 31, 2024 and 2023, respectively, which is included in “Long-term investments” in the balance sheet.
The Company has no investments in marketable equity securities, following the change in classification of its investment in MGM to an equity method investment in the fourth quarter of 2023, described below. Prior to the fourth quarter of 2023, the Company had two investments in marketable equity securities, other than its investment in MGM, including one investment that was fully impaired in the first quarter of 2023 due to the investee declaring bankruptcy and another investment that was sold in the third quarter of 2023. The Company recorded net unrealized pre-tax losses of $0.3 million and $20.3 million for these investments during the years ended December 31, 2023 and 2022, respectively. The realized and unrealized pre-tax gain and losses related to these investments are included in “Other income (expense), net” in the statement of operations.
At December 31, 2024, the Company owns 64.7 million common shares of MGM, which represents 22.0% of MGM's common shares outstanding. In the fourth quarter of 2023, MGM's ongoing share repurchase program passively increased the Company's ownership interest in MGM and the Company determined that the equity method of accounting applied and elected to account for its investment in MGM pursuant to the fair value option. Prior to the fourth quarter of 2023, the Company's investment in MGM was accounted for as an equity security with a readily determinable fair value, with changes in fair value recognized through income each period. Since the Company has always marked its investment in MGM to fair value through income each period the election of the fair value option resulted in no change to the accounting for its investment in MGM.
The fair value of the investment in MGM is remeasured each reporting period based upon MGM's closing stock price on the New York Stock Exchange on the last trading day in the reporting period and any unrealized pre-tax gains or losses are included in the statement of operations. The cumulative unrealized net pre-tax gain through December 31, 2024 is $978.8 million. For the years ended December 31, 2024, 2023 and 2022, the Company recognized unrealized pre-tax (losses) gains of $(649.2) million, $721.7 million and $(723.5) million, respectively from its investment in MGM. A $2.00 increase or decrease in the share price of MGM would result in an unrealized gain or loss, respectively, of $129.4 million. At February 7, 2025, the fair value of the Company's investment in MGM was $2.2 billion.

Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements, see “Note 2—Summary of Significant Accounting Policies” in the accompanying notes to the financial statements included in “Item 8—Financial Statements and Supplementary Data.”

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Equity Price Risk
At December 31, 2024, the Company owns 64.7 million common shares of MGM. In the fourth quarter of 2023, MGM's ongoing share repurchase program passively increased the Company's ownership interest in MGM and the Company determined that the equity method of accounting applied and elected to account for its investment in MGM pursuant to the fair value option. Prior to the fourth quarter of 2023, the Company's investment in MGM was accounted for as an equity security with a readily determinable fair value, with changes in fair value recognized through income each period. Since the Company has always marked its investment in MGM to fair value through income each period, the election of the fair value option resulted in no change to the accounting for its investment in MGM. For the years ended December 31, 2024, 2023 and 2022, the Company recorded unrealized pre-tax (losses) gains from its investment in MGM in its statement of operations of $(649.2) million, $721.7 million and $(723.5) million, respectively.
The cumulative unrealized net pre-tax gain at December 31, 2024 is $978.8 million. At December 31, 2024 and 2023, the carrying value of the Company's investment in MGM, which includes the cumulative unrealized pre-tax gains, was $2.2 billion and $2.9 billion, or approximately 23% and 28% of the Company’s consolidated total assets, respectively. A $2.00 increase or decrease in the share price of MGM would result in an unrealized gain or loss, respectively, of $129.4 million. At February 7, 2025, the fair value of the Company's investment in MGM was $2.2 billion. The Company’s results of operations and financial condition have in the past been and may in the future be materially impacted by increases or decreases in the price of MGM common shares, which are traded on the New York Stock Exchange.
Interest Rate Risk
At December 31, 2024, the principal amount of the Company's outstanding debt totals $1.98 billion, of which $1.48 billion at Dotdash Meredith bears interest at a variable rate, and $500.0 million is the ANGI Group Senior Notes, which bear interest at a fixed rate.
Dotdash Meredith entered into interest rate swaps for a total notional amount of $350 million in March 2023 on Dotdash Meredith Term Loan B due December 1, 2028 or, following the effectiveness of Amendment No. 1 to the Dotdash Meredith Credit Agreement on November 26, 2024 (the “Amended Dotdash Meredith Credit Agreement”), Dotdash Meredith Term Loan B-1. The interest rate swaps synthetically converted a portion of this loan from a variable rate to a fixed rate to manage interest rate exposure for the period commencing April 3, 2023 and ending April 1, 2027, and Dotdash Meredith applies hedge accounting to these contracts. See “Note 2—Summary of Significant Accounting Policies” and “Note 6—Long-term Debt” to the financial statements included in “Item 8—Financial Statements and Supplementary Data” for more information. The fair value of the interest rate swaps is determined using discounted cash flows derived from observable market prices, including swap curves, and represents what Dotdash Meredith would pay or receive to terminate the swap agreements. Dotdash Meredith intends to continue to meet the conditions for hedge accounting, however, if these interest rate swaps were not highly effective in offsetting cash flows attributable to the hedged risk, the changes in the fair value of the interest rate swaps used as hedges could have a significant impact on future results of operations.
Prior to the effectiveness of the Amended Dotdash Meredith Credit Agreement, Dotdash Meredith Term Loan B bore an interest rate of Adjusted Term SOFR plus 4.00%, plus a varying adjustment of 0.10%, 0.15% or 0.25% based upon the duration of the borrowing period. The Amended Dotdash Meredith Credit Agreement reset the interest rate on Dotdash Meredith Term Loan B-1 to Adjusted Term SOFR plus 3.50% and removed the varying adjustment. At December 31, 2024, the outstanding balance of $1.18 billion related to the Dotdash Meredith Term Loan B-1 bore interest at Adjusted Term SOFR, subject to a minimum of 0.50%, plus 3.50%, or 8.05%, and the outstanding balance of $297.5 million related to Dotdash Meredith Term Loan A bore interest at Adjusted Term SOFR plus 2.25%, or 6.94%. If Adjusted Term SOFR were to increase or decrease by 100 basis points, the annual interest expense on the Dotdash Meredith Term Loans, net of the impact related to the $350 million in notional amount of interest rate swaps, would increase or decrease by $11.3 million.

If market rates decline relative to interest rates on the ANGI Group Senior Notes, the Company runs the risk that the related required interest payments will exceed those based on market rates. A 100-basis point increase or decrease in the level of interest rates would, respectively, decrease or increase the fair value of the fixed-rate debt by $16.1 million. Such potential increase or decrease in fair value is based on certain simplifying assumptions, including an immediate increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period, nor changes in the credit profile.
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

In addition, certain of the Company’s U.S. operations have customers in international markets. International revenue, including revenue of our operations located outside the U.S., which is measured based upon where the customer is located, accounted for 11%, 13% and 10% for the years ended December 31, 2024, 2023 and 2022, respectively.
The Company is also exposed to foreign currency transaction gains and losses to the extent it or its subsidiaries conduct transactions in and/or have assets and/or liabilities that are denominated in a currency other than the entity's functional currency. For the years ended December 31, 2024, 2023 and 2022, the Company recorded foreign exchange (losses) gains of $(2.6) million, $1.5 million and $(8.5) million, respectively.
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

Item 8.    Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of IAC Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of IAC Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2025 expressed an unqualified opinion thereon.

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

Valuation of Goodwill

Description of the Matter
As of December 31, 2024, the Company’s goodwill was $2.9 billion. As disclosed in Note 2 to the consolidated financial statements, goodwill is assessed annually for impairment using either a qualitative or quantitative approach as of October 1, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.

Auditing management’s quantitative impairment tests for goodwill was challenging given the inherent judgements and estimates involved in estimating the fair value of the reporting units. Specifically, the fair value estimates of the Company’s Angi Ads and Leads, Angi Services and Care.com reporting units were sensitive to assumptions such as the discount rate, revenue growth rates and future cash flows, which are affected by factors such as expected future industry or economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s controls over its goodwill impairment review process. For example, we tested the controls over the Company’s review of the significant assumptions in estimating the fair value of the reporting units.

To test the estimated fair values of the Angi Ads and Leads, Angi Services, and Care.com reporting units, our audit procedures included, among others, assessing the methodologies used to develop the estimated fair values and testing the significant assumptions and underlying data used by the Company. We evaluated the Company’s underlying forecast and budget information by comparing the significant assumptions to historical results, forecasted information included in analyst reports and the Company's guideline companies in the same industry and current economic trends. We performed sensitivity analyses of significant assumptions to evaluate the changes in the estimated fair values of the reporting units that would result from changes in the assumptions. In addition, we involved internal valuation specialists to assist in evaluating the methodologies and significant assumptions applied in developing the fair value estimates.

Revenue Processed by Highly Automated Proprietary Systems - Consumer Connection Revenue

Description of the Matter
As described in Note 2 to the consolidated financial statements, the Company’s revenue includes domestic Ads and Leads revenue. Ads and Leads revenue includes consumer connection revenue, which comprises fees paid by service professionals for consumer matches. Domestic consumer connection revenue was $606.6 million, as disclosed in Note 9, for the year ended December 31, 2024. The Company’s domestic consumer connection revenue is based on contractual terms with the Company’s customers and is comprised of a significant volume of low-dollar transactions. The processing and recording of domestic consumer connection revenue is highly automated within the Company’s information technology (“IT”) systems that are principally proprietary.

Given the complexity of the IT systems involved, auditing domestic consumer connection revenue required a significant extent of effort and increased involvement of professionals with expertise in IT to identify, test, and evaluate the Company’s relevant systems and automated controls utilized to process and record these transactions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s controls related to the recording and accounting for domestic consumer connection revenue. With the involvement of IT professionals, we identified the relevant systems used by the Company to process, calculate, and record revenue. Where applicable, we tested the IT general controls over those systems, including testing of user access controls, change management controls, and IT operations controls as well as certain automated application controls related to the recording of revenue at period end. We also tested the Company’s controls to address the completeness and accuracy of transaction data.

Our audit procedures related to the Company’s domestic consumer connection revenue also included reconciling revenue recorded to cash received, testing the details for a sample of specific cash receipts to third party banking information and evidence of the related customer arrangement, testing the calculations of revenue performed within the Company’s systems to the amount recorded in the general ledger, and reviewing revenue trends occurring near year-end.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2019.
New York, New York
February 28, 2025

IAC INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	December 31,
	2024	2023
	(In thousands, except par value amounts)
ASSETS
Cash and cash equivalents	$1,798,170	$1,297,445
Marketable securities	—	148,998
Accounts receivable, net	519,690	536,650
Other current assets	167,175	257,499
Total current assets	2,485,035	2,240,592

Buildings, land, capitalized software, equipment and leasehold improvements, net	392,761	455,281
Goodwill	2,877,078	3,024,266
Intangible assets, net of accumulated amortization	722,135	874,705
Investment in MGM Resorts International	2,242,672	2,891,850
Long-term investments	438,534	411,216
Other non-current assets	388,945	473,267
TOTAL ASSETS	$9,547,160	$10,371,177

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Current portion of long-term debt	$35,000	$30,000
Accounts payable, trade	71,991	105,514
Deferred revenue	98,568	143,449
Accrued expenses and other current liabilities	680,633	671,527
Total current liabilities	886,192	950,490

Long-term debt, net	1,931,847	1,993,154
Deferred income taxes	13,867	164,612
Other long-term liabilities	410,866	474,540

Redeemable noncontrolling interests	25,415	33,378

Commitments and contingencies

SHAREHOLDERS' EQUITY:
Common Stock, $0.0001 par value; authorized 1,600,000 shares; 84,831 and 84,465 shares issued and 80,481 and 80,115 shares outstanding at December 31, 2024 and 2023, respectively	8	8
Class B common stock, $0.0001 par value; authorized 400,000 shares; 5,789 shares issued and outstanding at December 31, 2024 and 2023	1	1
Additional paid-in capital	6,380,700	6,340,312
(Accumulated deficit) retained earnings	(538,974)	923
Accumulated other comprehensive loss	(11,396)	(10,942)
Treasury stock, 4,350 shares at December 31, 2024 and 2023	(252,441)	(252,441)
Total IAC shareholders' equity	5,577,898	6,077,861
Noncontrolling interests	701,075	677,142
Total shareholders' equity	6,278,973	6,755,003
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$9,547,160	$10,371,177
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31,
	2024	2023	2022
	(In thousands, except per share data)
Revenue	$3,807,233	$4,365,235	$5,235,280
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	1,059,990	1,343,254	1,933,705
Selling and marketing expense	1,338,732	1,576,229	1,914,878
General and administrative expense	817,658	891,958	991,983
Product development expense	323,687	334,491	318,028
Depreciation	126,890	175,096	130,986
Amortization of intangibles	144,506	295,970	307,718
Goodwill impairment	—	9,000	112,753
Total operating costs and expenses	3,811,463	4,625,998	5,710,051
Operating loss	(4,230)	(260,763)	(474,771)
Interest expense	(155,888)	(157,632)	(110,165)
Unrealized (loss) gain on investment in MGM Resorts International	(649,178)	721,668	(723,515)
Other income (expense), net	116,897	63,862	(217,785)
(Loss) earnings from continuing operations before income taxes	(692,399)	367,135	(1,526,236)
Income tax benefit (provision)	159,069	(108,818)	331,087
Net (loss) earnings from continuing operations	(533,330)	258,317	(1,195,149)
Earnings from discontinued operations, net of taxes	—	—	2,694
Net (loss) earnings	(533,330)	258,317	(1,192,455)
Net (earnings) loss attributable to noncontrolling interests	(6,567)	7,625	22,285
Net (loss) earnings attributable to IAC shareholders	$(539,897)	$265,942	$(1,170,170)

Per share information from continuing operations:
Basic (loss) earnings per share	$(6.49)	$3.07	$(13.58)
Diluted (loss) earnings per share	$(6.49)	$2.97	$(13.58)

Per share information attributable to IAC common stock and Class B common stock shareholders:
Basic (loss) earnings per share	$(6.49)	$3.07	$(13.55)
Diluted (loss) earnings per share	$(6.49)	$2.97	$(13.55)

Stock-based compensation expense by function:
Cost of revenue	$2,219	$1,613	$47
Selling and marketing expense	7,241	8,808	8,293
General and administrative expense	93,524	93,506	99,993
Product development expense	9,539	13,254	15,143
Total stock-based compensation expense	$112,523	$117,181	$123,476
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE OPERATIONS

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Net (loss) earnings	$(533,330)	$258,317	$(1,192,455)
Other comprehensive (loss) income, net of income taxes:
Change in foreign currency translation adjustment	(2,860)	3,428	(18,829)
Change in net unrealized gains and losses on interest rate swaps	2,003	(696)	—
Change in unrealized gains and losses on available-for-sale marketable debt securities	(20)	(33)	53
Total other comprehensive (loss) income, net of income taxes	(877)	2,699	(18,776)
Comprehensive (loss) income, net of income taxes	(534,207)	261,016	(1,211,231)
Components of comprehensive (income) loss attributable to noncontrolling interests:
Net (earnings) loss attributable to noncontrolling interests	(6,567)	7,625	22,285
Change in foreign currency translation adjustment attributable to noncontrolling interests	412	(513)	1,235
Comprehensive (income) loss attributable to noncontrolling interests	(6,155)	7,112	23,520
Comprehensive (loss) income attributable to IAC shareholders	$(540,362)	$268,128	$(1,187,711)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

	Redeemable Noncontrolling Interests	Common Stock, $.0001 par value		Class B Common Stock, $.0001 par value		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total IAC Shareholders' Equity	Noncontrolling Interests	Total Shareholders' Equity
		$	Shares	$	Shares
		(In thousands)
Balance at December 31, 2021	$18,741	$8	83,922	$1	5,789	$6,265,669	$905,151	$4,397	$—	$7,175,226	$573,734	$7,748,960
Net loss	(2,130)	—	—	—	—	—	(1,170,170)	—	—	(1,170,170)	(20,155)	(1,190,325)
Other comprehensive loss	—	—	—	—	—	—	—	(17,541)	—	(17,541)	(1,235)	(18,776)
Stock-based compensation expense	—	—	—	—	—	70,808	—	—	—	70,808	55,891	126,699
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	—	262	—	—	(16,905)	—	—	—	(16,905)	—	(16,905)
Issuance of Angi Inc. common stock pursuant to stock-based awards, net of withholding taxes	—	—	—	—	—	(12,276)	—	11	—	(12,265)	3,638	(8,627)
Purchase of IAC treasury stock	—	—	—	—	—	—	—	—	(85,323)	(85,323)	—	(85,323)
Purchase of Angi Inc. treasury stock	—	—	—	—	—	(8,144)	—	—	—	(8,144)	—	(8,144)
Purchase of noncontrolling interests	(1,179)	—	—	—	—	—	—	—	—	—	—	—
Adjustment of noncontrolling interests to redemption amount	24,229	—	—	—	—	(24,229)	—	—	—	(24,229)	—	(24,229)
Issuance of Vivian Health preferred shares, net of fees, and the reclassification and creation of noncontrolling interest and subsequent adjustment to liquidation value	(11,782)	—	—	—	—	17,818	—	—	—	17,818	36,882	54,700
Adjustment to noncontrolling interests resulting from the reorganization of a foreign subsidiary	—	—	—	—	—	7,580	—	—	—	7,580	(7,835)	(255)
Other	(644)	—	—	—	—	(5,241)	—	—	—	(5,241)		(5,241)
Balance at December 31, 2022	$27,235	$8	84,184	$1	5,789	$6,295,080	$(265,019)	$(13,133)	$(85,323)	$5,931,614	$640,920	$6,572,534
Net (loss) earnings	(1,175)	—	—	—	—	—	265,942	—	—	265,942	(6,450)	259,492
Other comprehensive income, net of income taxes	—	—	—	—	—	—	—	2,186	—	2,186	513	2,699
Stock-based compensation expense	—	—	—	—	—	73,562	—	—	—	73,562	48,388	121,950
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	—	281	—	—	(9,814)	—	—	—	(9,814)	—	(9,814)
Issuance of Angi Inc. common stock pursuant to stock-based awards, net of withholding taxes	—	—	—	—	—	(5,620)	—	5	—	(5,615)	(673)	(6,288)
Purchase of IAC treasury stock	—	—	—	—	—	—	—	—	(167,118)	(167,118)	—	(167,118)
Purchase of Angi Inc. treasury stock	—	—	—	—	—	(11,099)	—	—	—	(11,099)	—	(11,099)
Adjustment of noncontrolling interests to redemption amount	7,567	—	—	—	—	(7,567)	—	—	—	(7,567)	—	(7,567)
Adjustment to the liquidation value of Vivian Health preferred shares	—	—	—	—	—	5,527	—	—	—	5,527	(5,527)	—
Other	(249)	—	—	—	—	243	—	—	—	243	(29)	214
Balance at December 31, 2023	$33,378	$8	84,465	$1	5,789	$6,340,312	$923	$(10,942)	$(252,441)	$6,077,861	$677,142	$6,755,003

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (CONTINUED)

	Redeemable Noncontrolling Interests	Common Stock, $0.0001 par value		Class B Common Stock, $0.0001 par value		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock	Total IAC Shareholders' Equity	Noncontrolling Interests	Total Shareholders' Equity
		$	Shares	$	Shares
		(In thousands)
Balance at December 31, 2023	$33,378	$8	84,465	$1	5,789	$6,340,312	$923	$(10,942)	$(252,441)	$6,077,861	$677,142	$6,755,003
Net earnings (loss)	587	—	—	—	—	—	(539,897)	—	—	(539,897)	5,980	(533,917)
Other comprehensive loss, net of income taxes	—	—	—	—	—	—	—	(465)	—	(465)	(412)	(877)
Stock-based compensation expense	—	—	—	—	—	77,745	—	—	—	77,745	40,619	118,364
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	—	366	—	—	(14,845)	—	—	—	(14,845)	—	(14,845)
Issuance of Angi Inc. common stock pursuant to stock-based awards, net of withholding taxes	—	—	—	—	—	4,013	—	11	—	4,024	(11,377)	(7,353)
Purchase of Angi Inc. treasury stock	—	—	—	—	—	(28,581)	—	—	—	(28,581)	—	(28,581)
Purchase of noncontrolling interests	—	—	—	—	—	(11,296)	—	—	—	(11,296)	(4,723)	(16,019)
Adjustment of noncontrolling interests to redemption amount	(6,970)	—	—	—	—	6,970	—	—	—	6,970	—	6,970
Adjustment to the liquidation value of Vivian Health preferred shares	—	—	—	—	—	6,154	—	—	—	6,154	(6,154)	—
Other	(1,580)	—	—	—	—	228	—	—	—	228	—	228
Balance at December 31, 2024	$25,415	$8	84,831	$1	5,789	$6,380,700	$(538,974)	$(11,396)	$(252,441)	$5,577,898	$701,075	$6,278,973
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Cash flows from operating activities attributable to continuing operations:
Net (loss) earnings	$(533,330)	$258,317	$(1,192,455)
Less: Earnings from discontinued operations, net of tax	—	—	2,694
Net (loss) earnings attributable to continuing operations	(533,330)	258,317	(1,195,149)
Adjustments to reconcile net (loss) earnings to net cash provided by (used in) operating activities attributable to continuing operations:
Unrealized loss (gain) on investment in MGM Resorts International	649,178	(721,668)	723,515
Amortization of intangibles	144,506	295,970	307,718
Depreciation	126,890	175,096	130,986
Stock-based compensation expense	112,523	117,181	123,476
Provision for credit losses	61,949	87,729	116,553
Non-cash lease expense (including right-of-use asset impairments)	54,050	101,695	70,922
Deferred income taxes	(181,037)	88,792	(337,758)
Unrealized (increase) decrease in the estimated fair value of a warrant	(20,393)	(2,832)	62,495
(Gains) losses on sales of businesses and investments in equity securities (including downward and upward adjustments), net	(10,493)	19,346	(38,956)
Pension and post-retirement benefit (credit) cost	(5,453)	76	209,991
Goodwill impairment	—	9,000	112,753
Other adjustments, net	(1,521)	(12,315)	17,963
Changes in assets and liabilities, net of effects of dispositions:
Accounts receivable	(51,783)	(37,296)	(66,706)
Other assets	103,861	11,281	8,920
Operating lease liabilities	(69,783)	(74,256)	(63,843)
Accounts payable and other liabilities	(9,333)	(120,259)	(247,912)
Income taxes payable and receivable	(2,780)	2,884	(6,739)
Deferred revenue	(12,533)	(9,213)	(11,020)
Net cash provided by (used in) operating activities attributable to continuing operations	354,518	189,528	(82,791)
Cash flows from investing activities attributable to continuing operations:
Capital expenditures	(65,506)	(141,364)	(139,753)
Net proceeds from sales of fixed assets	12,832	29,805	9,780
Proceeds from maturities of marketable debt securities	375,000	550,000	—
Purchases of marketable debt securities	(221,788)	(455,413)	(233,928)
Net proceeds from the sales of businesses and investments	177,163	11,861	90,767
Purchase of retirement investment fund	(15,968)	—	—
Proceeds from the sale of retirement investment fund	2,326	—	—
Net collections of notes receivable	11,834	11,297	19,497
Purchases of investments	(53)	(103,555)	(3,036)
Purchases of investment in MGM Resorts International	—	—	(244,256)
Other, net	985	9,902	6,121
Net cash provided by (used in) investing activities attributable to continuing operations	276,825	(87,467)	(494,808)
Cash flows from financing activities attributable to continuing operations:
Principal payments on Dotdash Meredith Term Loans	(67,964)	(30,000)	(30,000)
Proceeds from the issuance of Dotdash Meredith Term Loan B-1	7,964	—	—
Proceeds from the exercise of IAC stock options	—	130	—
Withholding taxes paid on behalf of IAC employees on net settled stock-based awards	(14,976)	(10,587)	(18,068)
Withholding taxes paid on behalf of Angi Inc. employees on net settled stock-based awards	(7,578)	(5,994)	(8,827)
Purchases of Angi Inc. treasury stock	(28,605)	(10,932)	(8,144)
Purchases of IAC treasury stock	—	(165,622)	(85,323)
Purchase of noncontrolling interests	(16,019)	—	(1,179)
Proceeds from the issuance of Vivian Health preferred shares, net of fees	—	—	34,700
Other, net	(1,921)	(8)	4,190
Net cash used in financing activities attributable to continuing operations	(129,099)	(223,013)	(112,651)
Total cash provided by (used in) continuing operations	502,244	(120,952)	(690,250)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(1,230)	1,124	(5,545)
Net increase (decrease) in cash and cash equivalents and restricted cash	501,014	(119,828)	(695,795)
Cash and cash equivalents and restricted cash at beginning of period	1,306,241	1,426,069	2,121,864
Cash and cash equivalents and restricted cash at end of period	$1,807,255	$1,306,241	$1,426,069
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION
Company overview
IAC today is comprised of category leading businesses, including Dotdash Meredith, Angi Inc. (“Angi”) and Care.com, as well as others ranging from early stage to established businesses. IAC also holds strategic equity positions in businesses across several industries, including in MGM Resorts International (“MGM”) and Turo, Inc (“Turo”).
As used herein, “IAC,” the “Company,” “we,” “our,” “us” and other similar terms refer to IAC Inc. and its subsidiaries (unless the context requires otherwise).
Dotdash Meredith
Dotdash Meredith is one of the largest digital and print publishers in America. Nearly 200 million people trust Dotdash Meredith each month to help them make decisions, take action, and find inspiration. Dotdash Meredith's over 40 iconic brands include People, Better Homes & Gardens, Verywell, FOOD & WINE, The Spruce, allrecipes, BYRDIE, REAL SIMPLE, Investopedia, and Southern Living.
Dotdash Meredith has two operating segments: (i) Digital, which includes its digital, mobile and licensing operations; and (ii) Print, which includes its magazine subscription and newsstand operations.
Angi
On January 13, 2025, IAC announced that its Board of Directors approved a plan to spin off its full stake in Angi to IAC shareholders. The Company intends to effect the spin-off through a dividend to the holders of its common stock and Class B common stock of all of the common stock of Angi owned by the Company (the “Distribution”). Prior to the effective time of the Distribution, the Company intends to voluntarily convert all of the shares of Class B common stock of Angi that it owns to shares of Class A common stock of Angi. The completion of the Distribution remains subject to customary conditions and to the final approval of the Company's Board of Directors and may not be completed, on the anticipated terms or at all. The Company expects to complete the Distribution as soon as March 31, 2025.
Angi is a publicly traded company that connects quality home professionals with consumers across more than 500 different categories, from repairing and remodeling homes to cleaning and landscaping. Approximately 168,000 transacting professionals actively sought consumer matches, completed jobs or advertised work through Angi platforms during the three months ended December 31, 2024. Additionally, consumers turned to at least one Angi business to find a professional for approximately 17 million projects during the twelve months ended December 31, 2024. At December 31, 2024, IAC’s economic interest and voting interest in Angi were 85.3% and 98.3%, respectively.
On November 1, 2023, Angi completed the sale of 100% of its wholly-owned subsidiary, Total Home Roofing, LLC (“Roofing”), and has reflected it as a discontinued operation in its standalone financial statements. Roofing did not meet the threshold to be reflected as a discontinued operation at the IAC level. During the fourth quarter of 2023, IAC moved Roofing to Emerging & Other. Following the sale of Roofing, Angi has three operating segments: (i) Ads and Leads, (ii) Services and (iii) International (includes Europe and Canada), and operates under multiple brands including Angi, HomeAdvisor and Handy. Ads and Leads provides professionals the capability to engage with potential customers, including quoting and invoicing services, and provides consumers with tools and resources to help them find local, pre-screened and customer-rated professionals nationwide for home repair, maintenance and improvement projects. Services consumers can request household services directly through the Angi platform, and such requests are fulfilled by independently established home services providers engaged in a trade, occupation and/or business that customarily provides such services. Matching service, booking of pre-priced services and related tools and directories are provided to consumers free of charge upon registration.
Care.com
Care.com, a leading online destination for families to connect with caregivers for their children, aging parents, pets and homes and for caregivers to connect with families seeking care services. Care.com's brands include Care For Business, Care.com offerings to enterprises and HomePay.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Search
The Search segment consists of Ask Media Group and the Desktop business. Ask Media Group is a collection of websites providing general search services and information. The Desktop business includes our business-to-business partnership operations and the remaining installed base of our legacy direct-to-consumer downloadable desktop applications. Ask Media Group’s websites include, among others: Ask.com, a search site with a variety of fresh and contemporary content (celebrities, culture, entertainment, travel and general knowledge); Reference.com, a search and general knowledge content site that provides content across select vertical categories (history, business and finance and geography, among other verticals); Consumersearch.com, a search and content website that provides content designed to simplify the product research process; and Shopping.net, a vertical shopping search site, each of which contains a mix of search services and/or content targeted to various user or segment demographics.
Emerging & Other
Emerging & Other primarily includes:
•Vivian Health, a platform to efficiently connect healthcare professionals with job opportunities;
•The Daily Beast, a website dedicated to news, commentary, culture and entertainment that publishes original reporting and opinion from its roster of full-time journalists and contributors;
•IAC Films, a provider of producer services for feature films, primarily for initial sale and distribution through theatrical releases and video-on-demand services in the United States (“U.S.”) and internationally;
•Mosaic Group, a former developer and provider of global subscription mobile applications, for periods prior to the sale of its assets on February 15, 2024, which was accounted for as a sale of a business, for approximately $160 million;
•Roofing, a provider of roof replacement and repair services, for periods prior to its sale on November 1, 2023; and
•Bluecrew, a technology driven staffing platform, for periods prior to its sale on November 9, 2022.
Discontinued Operation
Following the spin-off of IAC's full stake in Vimeo, Inc. (“Vimeo”) to IAC shareholders on May 25, 2021, Vimeo became an independent, separately traded public company and was presented as a discontinued operation within the Company's financial statements. During the fourth quarter of 2022, the Company allocated to Vimeo certain federal and state net operating losses based on the filing of its 2021 tax returns. The Company recorded a $2.7 million tax benefit through discontinued operations and deferred taxes to reflect this allocation.
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The Company prepares its consolidated financial statements (referred to herein as “financial statements”) in accordance with U.S. generally accepted accounting principles (“GAAP”). The financial statements include all accounts of the Company, all entities that are wholly-owned by the Company and all entities in which the Company has a controlling financial interest. All intercompany transactions and balances between entities comprising the Company have been eliminated.
Accounting Estimates
Management of the Company is required to make certain estimates, judgments and assumptions during the preparation of its financial statements in accordance with GAAP. These estimates, judgments and assumptions affect the amounts and disclosures reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On an ongoing basis, the Company evaluates its estimates, judgments and assumptions, including those related to: the fair values of cash equivalents and marketable debt and equity securities; the carrying value of accounts receivable, including the determination of the allowance for credit losses; the determination of the customer relationship period for certain costs to obtain a contract with a customer; the recoverability of right-of-use assets (“ROU assets”); the useful lives and recoverability of buildings, capitalized software, equipment and leasehold improvements and definite-lived intangible assets; the recoverability of goodwill and indefinite-lived intangible assets; the fair value of equity securities without readily determinable fair values; the fair value of interest rate swaps; contingencies; the fair value of acquisition-related contingent consideration arrangements; unrecognized tax benefits; the liability for potential refunds and customer credits; the valuation allowance for deferred income tax assets; pension and post-retirement benefit expenses, including actuarial assumptions regarding discount rates, expected returns on plan assets, inflation and healthcare costs; and the fair value of and forfeiture rates for stock-based awards, among others. The Company bases its estimates, judgments and assumptions on historical experience, its forecasts and budgets and other factors that the Company considers relevant.
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
The Company's disaggregated revenue disclosures are presented in “Note 9—Segment Information.”
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
Arrangements with Multiple Performance Obligations
The Company’s contracts with customers may include multiple performance obligations. For such arrangements, the Company allocates revenue to each performance obligation based on its relative standalone selling price. The Company determines standalone selling prices based on the prices charged to customers, which are directly observable or an estimate if not directly observable.
Practical Expedients and Exemptions
For contracts that have an original duration of one year or less, the Company uses the practical expedient available under ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), applicable to such contracts and does not consider the time value of money.
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

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company also applies the practical expedient to expense sales commissions as incurred where the anticipated customer relationship period is one year or less as noted below.

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
Commissions Paid to Employees Pursuant to Sales Incentive Programs
The Company has determined that commissions paid to employees pursuant to certain sales incentive programs meet the requirements to be capitalized as the incremental costs to obtain a contract with a customer. When customer renewals are expected and the renewal commission is not commensurate with the initial commission, the average customer life includes renewal periods. Capitalized commissions paid to employees pursuant to these sales incentive programs are amortized over the estimated customer relationship period and are included in “Selling and marketing expense” in the statement of operations. The Company calculates the anticipated customer relationship period as the average customer life, which is based on historical data.
For sales incentive programs where the anticipated customer relationship period is one year or less, the Company has elected the practical expedient to expense the commissions as incurred. Beginning October 1, 2022, commissions earned on certain transactions within the Angi Ads and Leads segment were expensed as incurred after determining the related customer relationship was less than one year.
App Store Fees
The Company pays fees to the Apple App Store and the Google Play Store for the distribution of our paid mobile apps. The Company capitalizes and amortizes mobile app store fees related to subscriptions over the term of the applicable subscription. The amortization of mobile app store fees is included in “Cost of revenue” in the statement of operations.
Summary of Costs to Obtain a Contract with a Customer
The following table presents the capitalized costs to obtain a contract with a customer at December 31, 2024 and 2023:

	December 31,
	2024			2023
	Sales Commissions	App Store Fees	Total	Sales Commissions	App Store Fees	Total
	(In thousands)
Current	$26,302	$865	$27,167	$36,589	$7,835	$44,424
Non-current	3,606	—	3,606	6,058	—	6,058
Total	$29,908	$865	$30,773	$42,647	$7,835	$50,482
During the years ended December 31, 2024, 2023 and 2022, the Company recognized expense of $62.4 million, $97.4 million and $95.5 million, respectively, related to the amortization of capitalized costs to obtain a contract with a customer. The change in capitalized app store fees from December 31, 2023 to December 31, 2024 reflects the reduction of $7.0 million due to the sale of assets of Mosaic Group on February 15, 2024.
The current and non-current capitalized costs to obtain a contract with a customer are included in “Other current assets” and “Other non-current assets,” respectively, in the balance sheet.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Commissions Paid to Third-Party Agents for the Sales of Magazine Subscriptions
Dotdash Meredith uses third-party agents to obtain certain magazine subscribers. The agents are paid a commission, which can be as much as the subscription price charged to the subscriber. Dotdash Meredith subscriptions do not have substantive termination penalties; therefore, the contract term is determined on an issue-by-issue basis. Accordingly, these commissions do not qualify for capitalization because there is no contract with a customer until a copy is prepared for shipment, at which point these costs are expensed. In the event a subscriber cancels its subscription, Dotdash Meredith recognizes a liability to the extent the commission is refundable to the third-party agent. Dotdash Meredith expenses additional amounts paid to agents (such as per subscriber bounties) to acquire subscribers as incurred. Expenses related to third-party agent sales of magazine subscriptions are included in “Selling and marketing expense” in the statement of operations.
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
Performance Marketing
Performance marketing revenue includes commissions generated through affiliate commerce, affinity marketing channels and performance marketing. Affiliate commerce commission revenue is generated when Dotdash Meredith's branded content refers consumers to commerce partner websites resulting in a purchase or transaction. Performance marketing commissions are generated on a cost-per-click or cost-per-action basis. Performance marketing and affiliate commerce partners are invoiced monthly.
Affinity marketing programs are arrangements where Dotdash Meredith acts as an agent for both Dotdash Meredith and third-party publishers to market and place magazine subscriptions online. Dotdash Meredith net settles with the third-party publishers monthly.
Licensing and Other
Licensing and other revenue include symbolic licenses, which include direct-to-retail product partnerships based on Dotdash Meredith's brands, and functional licenses, which consist of content use and distribution relationships, including utilization in large-language models and other artificial intelligence-related activities. Revenues from symbolic licenses are in the form of a royalty based on the sale or usage of the branded product, which is recognized over time when the sale or use occurs. Generally, revenues are accrued based on estimated sales and adjusted as actual sales are reported by partners. These adjustments are typically recorded within three months of the initial estimates and have not been material. Minimum guarantees, if applicable, are generally recognized as revenue over the term of the applicable contract. Revenue from functional licenses is recognized as Dotdash Meredith's content is delivered or access to the content is granted.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Print
Subscription
Subscription revenue relates to the sale of Dotdash Meredith magazine subscriptions, including digital editions. Subscriptions do not have substantive termination penalties; therefore, the contract term is determined on an issue-by-issue basis. Most of Dotdash Meredith’s subscription sales are prepaid at the time of order and may be canceled at any time for a refund of the pro rata portion of the initial subscription. Accordingly, the amounts received from prepaid subscriptions are recorded as a customer deposit liability rather than as deferred revenue. Each issue is a distinct performance obligation and revenue is recognized when the publication is sent to the customer.
Advertising
Advertising revenue primarily relates to the sale of advertising in magazines directly to advertisers or through advertising agencies. Revenue is recognized on the magazine issue’s on-sale date, which is the date the magazine is published. The customer is invoiced, net of agency commissions, once the advertisements are published under normal industry trade terms.
Project and Other
Project and other revenue include other revenue streams that are primarily project based and may relate to any one or combination of the following activities: audience targeted advertising, custom publishing, content strategy and development, email marketing, social media, database marketing and search engine optimization. Depending on the contractual arrangement, revenue is recognized either as the purchased advertising is run on third-party platforms, or over the contractual period when the products do not have an alternate use to the Company or its other clients. Payment terms vary based on the nature of the contract.
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

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Angi
Ads and Leads
Ads and Leads revenue includes consumer connection revenue which comprises fees paid by professionals for consumer matches (regardless of whether the professional ultimately provides the requested service), revenue from professionals under contract for advertising, membership subscription revenue from professionals and consumers and revenue from other services. Consumer connection revenue varies based upon several factors, including the service requested, product experience offered, and geographic location of service. Consumer connection revenue is generally billed one week following a consumer match, with payment due upon receipt of invoice. Angi maintains a liability for potential credits issued to professionals. Angi professionals generally pay for advertisements in advance on a monthly or annual basis at the option of the professional, with the average advertising contract term being approximately one year. Angi website, mobile and call center advertising revenue is recognized ratably over the contract term. Revenue from the sale of advertising in the Angie’s List Magazine is recognized in the period in which the publication is distributed. Professional membership subscription revenue is initially deferred upon receipt of payment and is recognized using the straight-line method over the applicable subscription period, which is typically one year. Angi prepaid consumer membership subscription fees are recognized as revenue using the straight-line method over the term of the applicable subscription period, which is typically one year.
Services
Services revenue primarily reflects domestic revenue from pre-priced offerings by which the consumer requests services through an Angi platform and Angi engages a professional to perform the service. Consumers are billed when a job is started through the Services platform. Billing practices are governed by the contract terms of each project as negotiated with the consumer. Billings do not necessarily correlate with revenue recognized over time as this is based on the timing of when the consumer receives the promised services.
From January 1, 2020 through December 31, 2022, Services recorded revenue on a gross basis. Effective January 1, 2023, Angi modified the Services terms and conditions so that the professional, rather than Angi, has the contractual relationship with the consumer to deliver the service and Angi's performance obligation to the consumer is to connect them with the professional. This change in contractual terms requires revenue to be reported as the net amount of what is received from the consumer after deducting the amounts owed to the professional providing the service effective for all arrangements entered into after December 31, 2022. There is no impact to operating loss or Adjusted EBITDA from this change in revenue recognition. For the year ended December 31, 2022, if Services revenue were recorded on a net basis, revenue would have been reduced by $242.6 million.
International
International revenue primarily comprises consumer connection revenue for matches between consumers and professionals and membership subscription revenue from professionals.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Care.com
Care.com consists of consumer and enterprise revenue. Consumer revenue is primarily generated through subscription fees from families and caregivers, both domestically and internationally, for Care.com's suite of products and services. Consumer also includes revenue generated through Care.com's comprehensive household payroll and tax support services (HomePay), as well as through contracts with businesses that advertise through Care.com's platform. Subscription fees for consumer services are deferred and recognized over the applicable subscription period, which ranges from one month up to one year. Enterprise revenue is primarily generated through annual contracts with businesses (employers or re-sellers) that provide access to Care.com’s suite of products and services as an employee benefit. Fees from enterprise contracts include subscription revenue, which is deferred and recognized over the applicable subscription period, and backup care (including child, senior and pet) for employees, which is recognized upon delivery of service.
Search
Ask Media Group revenue consists primarily of advertising revenue generated principally through the display of paid listings in response to search queries, as well as from display advertisements appearing alongside content on its various websites and, to a lesser extent, affiliate commerce commission revenue. Paid listings are advertisements displayed on search results pages that generally contain a link to advertiser websites. The majority of the paid listings displayed by Ask Media Group is supplied to us by Google Inc. (“Google”) pursuant to our services agreement with Google, dated as of October 26, 2015 and as subsequently amended (the “Services Agreement”), described below under “Services Agreement with Google.” Pursuant to this agreement, Ask Media Group businesses transmit search queries to Google, which in turn transmits a set of relevant and responsive paid listings back to these businesses for display in search results. This ad-serving process occurs independently of, but concurrently with, the generation of algorithmic search results for the same search queries. Google paid listings are displayed separately from algorithmic search results and are identified as sponsored listings on search results pages. Paid listings are priced on a price-per-click basis and when a user submits a search query through an Ask Media Group business and then clicks on a Google paid listing displayed in response to the query, Google bills the advertiser that purchased the paid listing and shares a portion of the fee charged to the advertiser with the Ask Media Group business. The Company recognizes paid listing revenue from Google when it delivers the user’s click. In cases where the user’s click is generated due to the efforts of a third-party distributor, we recognize the amount due from Google as revenue and record a revenue share or other payment obligation to the third-party distributor as traffic acquisition costs.
Desktop revenue principally consists of advertising revenue generated principally through the display of paid listings in response to search queries. The majority of the paid listings displayed are supplied to us by Google in the manner, and pursuant to the services agreement with Google, described above.
Emerging & Other
Vivian Health revenue consists of subscription and usage revenue, which is generated through recruiting agencies and other employers that seek access to qualified healthcare professionals. Subscription revenue is recognized at the earlier of the full delivery of the promised services or over the length of the subscription period. There is usage revenue when the usage is in excess of the allotted amount included in the subscription; the usage revenue is recognized in the period in which services were delivered.
Revenue of IAC Films is generated primarily through media production and distribution and recognized when control is transferred to the customer to broadcast or exhibit.
The Daily Beast revenue consists of advertising revenue, which is generated primarily through display advertisements (sold directly and through programmatic advertising networks), and to a lesser extent, subscription revenue and affiliate commerce commission revenue. Fees related to display advertisements are recognized when an advertisement is displayed.
Mosaic Group revenue for periods prior to its sale on February 14, 2024 primarily consisted of fees paid by subscribers for downloadable mobile applications distributed through the Apple App Store and Google Play Store and fees received directly from consumers, as well as display advertisements. Fees related to subscription downloadable mobile applications were initially deferred and generally recognized either over the term of the subscription period, which was up to one year or at the time of the sale when the software license was delivered. Fees related to display advertisements were recognized when an advertisement was displayed.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Roofing revenue for periods prior to its sale on November 1, 2023 primarily consisted of revenue from the roof replacement business offering by which the consumer purchased services directly from the Roofing business and Roofing then engaged a professional to perform the service. Consumers typically paid when a job was completed and revenue was recognized based on the Company's progress in satisfying the roofing service.
Bluecrew revenue for periods prior to its sale on November 9, 2022 consisted of service revenue, which was generated through staffing workers and recognized as control of the promised services was transferred to our customers.
Accounts Receivable, Net of the Allowance for Credit Losses
Accounts receivable include amounts billed and currently due from customers. The allowance for credit losses is based upon a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history, the specific customer’s ability to pay its obligation and any other forward-looking data regarding customers' ability to pay that is available. Customer payments that are not collected in advance of the transfer of promised services or goods are generally due no later than 30 days from the invoice date, with the exception of invoices at Dotdash Meredith, which vary by revenue stream as described above.
Deferred Revenue
Deferred revenue consists of payments that are received or are contractually due in advance of the Company’s performance obligation. The Company’s deferred revenue is reported on a contract-by-contract basis at the end of each reporting period. The Company classifies deferred revenue as current when the remaining term or expected completion of its performance obligation is one year or less. The current and non-current deferred revenue balances were $98.6 million and $0.1 million, respectively, at December 31, 2024, and $143.4 million and $0.1 million, respectively, at December 31, 2023. During the year ended December 31, 2024, the Company recognized $112.7 million of revenue that was included in the deferred revenue balance at December 31, 2023. The change in the deferred revenue balance from December 31, 2023 to December 31, 2024 also reflects a further reduction of $24.5 million related to the sale of assets of Mosaic Group on February, 15, 2024. During the year ended December 31, 2023, the Company recognized $152.7 million of revenue that was included in the deferred revenue balance at December 31, 2022. The current and non-current deferred revenue balances were $157.1 million and $0.2 million, respectively, at December 31, 2022. Non-current deferred revenue is included in “Other long-term liabilities” in the balance sheet.
Cash and Cash Equivalents
Cash and cash equivalents include cash and short-term investments, with maturities of less than 91 days from the date of purchase. Domestically, cash equivalents primarily consist of AAA rated government money market funds and treasury bills. Internationally, cash equivalents primarily consist of AAA rated government money market funds and time deposits.
Accounting for Investments in Marketable Debt Securities
At times, the Company invests in marketable debt securities with active secondary or resale markets to ensure portfolio liquidity to fund current operations or satisfy other cash requirements as needed. Marketable debt securities are adjusted to fair value each quarter, and the unrealized gains and losses, net of tax, are included in accumulated other comprehensive (loss) income as a separate component of shareholders’ equity. The specific-identification method is used to determine the cost of debt securities sold and the amount of unrealized gains and losses reclassified out of accumulated other comprehensive (loss) income into earnings. The Company also invests in non-marketable debt securities as part of its investment strategy. We review our debt securities for impairment each reporting period. The Company recognizes an unrealized loss on debt securities in net earnings when the impairment is determined to be other-than-temporary. Factors we consider in making such a determination include the duration, severity and reason for the decline in value and the potential recovery and our intent to sell the debt security. We also consider whether we will be required to sell the security before recovery of its amortized cost basis and whether the amortized cost basis cannot be recovered because of credit losses. If an impairment is considered to be other-than-temporary, the debt security will be written down to its fair value and the loss will be recognized within “Other (expense) income, net” in the statement of operations. At December 31, 2024 there were no marketable debt securities. At December 31, 2023 marketable debt securities consist of treasury bills of $149.0 million.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Certain Risks and Concentrations
Services Agreement with Google
On January 20, 2025, the Company entered into a further amendment to its Services Agreement (the “Amendment”), with the amended terms to be effective on April 1, 2025. Following the execution of the Amendment, the expiration date of the Services Agreement was extended from March 31, 2025 to March 31, 2026, with an automatic renewal for an additional one-year period absent a notice of non-renewal from either party on or before December 31, 2025. The Company earns certain other advertising revenue from Google that is not attributable to the Services Agreement. A portion of the Company’s net cash from operating activities that it can freely access is attributable to revenue earned pursuant to the Services Agreement and other revenue earned from Google.
The Services Agreement requires that the Company comply with certain guidelines promulgated by Google. Google may generally unilaterally update its policies and guidelines without advance notice. These updates may be specific to the Services Agreement or could be more general and thereby impact the Company as well as other companies. These policy and guideline updates have in the past (and could in the future) require modifications to, or prohibit and/or render obsolete certain of our products, services and/or business practices, which have negatively impacted revenue and been costly to address (and could in the future), which have had and could have an adverse effect on our business, financial condition and results of operations. Further, changes to certain of the economic terms of the Services Agreement will become effective April 1, 2025 and the Company expects this could negatively impact Search revenue.
For the years ended December 31, 2024, 2023 and 2022, total revenue earned from Google was $503.5 million, $715.0 million and $701.5 million, respectively, representing 13%, 16% and 13%, respectively, of the Company's revenue. The related accounts receivable totaled $43.7 million and $52.2 million at December 31, 2024 and 2023, respectively. The revenue attributable to the Services Agreement is earned at Search and, for the years ended December 31, 2024, 2023 and 2022, was $375.4 million, $574.3 million and $514.8 million, respectively, representing 10%, 13% and 10%, respectively, of the Company's total revenue.
Equity Price Risk
At December 31, 2024, the Company owns 64.7 million common shares of MGM, which represents 22.0% of MGM's common shares outstanding. In the fourth quarter of 2023, MGM's ongoing share repurchase program passively increased the Company's ownership interest in MGM and the Company determined that the equity method of accounting applied and elected to account for its investment in MGM pursuant to the fair value option. Prior to the fourth quarter of 2023, the Company's investment in MGM was accounted for as an equity security with a readily determinable fair value, with changes in fair value recognized through income each period. Since the Company has always marked its investment in MGM to fair value through income each period, the election of the fair value option resulted in no change to the accounting for its investment in MGM. For the years ended December 31, 2024, 2023 and 2022, the Company recorded unrealized pre-tax (losses) gains from its investment in MGM in its statement of operations of $(649.2) million, $721.7 million and $(723.5) million, respectively.
The cumulative unrealized net pre-tax gain at December 31, 2024 is $978.8 million. At December 31, 2024 and 2023, the carrying value of the Company's investment in MGM, which includes the cumulative unrealized pre-tax gains, was $2.2 billion and $2.9 billion, or approximately 23% and 28% of the Company’s consolidated total assets, respectively. A $2.00 increase or decrease in the share price of MGM would result in an unrealized gain or loss, respectively, of $129.4 million. At February 7, 2025, the fair value of the Company's investment in MGM was $2.2 billion. The Company’s results of operations and financial condition have in the past been and may in the future be materially impacted by increases or decreases in the price of MGM common shares, which are traded on the New York Stock Exchange.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Interest Rate Risk
At December 31, 2024, the principal amount of the Company's outstanding debt totals $1.98 billion, of which $1.48 billion at Dotdash Meredith bears interest at a variable rate. Dotdash Meredith entered into interest rate swaps for a total notional amount of $350 million in March 2023. See “Interest Rate Swaps” below and Note 6—Long-term Debt for additional information. At December 31, 2024, the outstanding balance of $1.18 billion related to Dotdash Meredith Term Loan B-1 due December 1, 2028 (“Dotdash Meredith Term Loan B-1”) bore interest at an adjusted term secured overnight financing rate (“Adjusted SOFR”), subject to a minimum of 0.50%, plus 3.50%, or 8.05%, and the outstanding balance of $297.5 million related to Dotdash Meredith Term Loan A due December 1, 2026 (“Dotdash Meredith Term Loan A”) bore interest at Adjusted Term SOFR plus 2.25%, or 6.94%. If Adjusted Term SOFR were to increase or decrease by 100 basis points, the annual interest expense on Dotdash Meredith Term Loan A and Dotdash Meredith Term Loan B-1, net of the impact related to the $350 million in notional amount of interest rate swaps, would increase or decrease by $11.3 million.
Credit Risk
The Company has counterparty credit risk exposure to the private limited life insurance company, which issued the annuity contracts held by the IPC Pension Scheme (“IPC Plan”), which is the funded plan in the United Kingdom (“U.K.”), as well as certain financial institutions that are counterparties to the interest rate swaps. In addition, cash and cash equivalents are maintained with financial institutions and are in excess of any applicable third-party insurance limits, such as the Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation.
Other Risks
The Company is subject to certain risks and concentrations including dependence on third-party technology providers and exposure to risks associated with online commerce security.
Buildings, Land, Capitalized Software, Equipment and Leasehold Improvements
Buildings, land, capitalized software, equipment and leasehold improvements are recorded at cost or at fair value to the extent acquired in a business combination. Repairs and maintenance costs are expensed as incurred. Amortization of leasehold improvements, which is included in “Depreciation” in the statement of operations, and depreciation are computed using the straight-line method over the estimated useful lives of the assets, or, in the case of leasehold improvements, the lease term, if shorter.

Asset Category	Estimated Useful Lives
Buildings	5 to 39 Years
Capitalized software	2 to 3 Years
Equipment (including furniture)	3 to 12 Years
Leasehold improvements	1 to 11 Years

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company capitalizes certain internal use software costs including external direct costs utilized in developing or obtaining the software and compensation for personnel directly associated with the development of the software. Capitalization of such costs begins when the preliminary project stage is complete and ceases when the project is substantially complete and ready for its intended purpose. The net book value of capitalized internal use software is $82.8 million and $109.7 million at December 31, 2024 and 2023, respectively.
Business Combinations
The purchase price of an acquisition is attributed to the assets acquired and liabilities assumed based on their fair values at the date of acquisition, including identifiable intangible assets that either arise from a contractual or legal right or are separable from goodwill. The Company usually obtains the assistance of outside valuation experts in the allocation of purchase price to the identifiable intangible assets acquired. While outside valuation experts may be used, management has the ultimate responsibility for the valuation methods, models and inputs used and the resulting purchase price allocation. The excess purchase price over the value of net tangible and identifiable intangible assets acquired is recorded as goodwill and is assigned to the reporting unit(s) that is expected to benefit from the business combination as of the acquisition date. There have been no acquisitions made since the 2021 acquisition of Meredith Holdings Corporation (“Meredith”), for which the allocation of purchase price to the assets acquired and liabilities assumed, the determination of the reporting units and the allocation of goodwill to the reporting units were finalized during the fourth quarter of 2022.
Goodwill and Indefinite-Lived Intangible Assets
Dotdash Meredith's operating segments and reporting units are Digital and Print. Angi's Ads and Leads, Services and International are separate operating segments and reporting units. Care.com and Search are separate operating segments and reporting units. Within Emerging & Other, Mosaic Group (prior to the sale of its assets on February 15, 2024), Roofing (prior to its sale on November 1, 2023), Vivian Health, The Daily Beast, IAC Films, Newco (IAC's former incubator company) and Bluecrew (prior to its sale on November 9, 2022), are separate operating segments and reporting units. Goodwill is tested for impairment at the reporting unit level. See “Note 9—Segment Information” for additional information regarding the Company's method of determining operating and reportable segments.
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
For the Company's annual goodwill test as of October 1, 2024, qualitative assessments of the goodwill of the Dotdash Meredith Digital, Angi International and Vivian Health reporting units were performed because the Company concluded it was more likely than not that the fair value of these reporting units was in excess of their respective carrying values. The primary factors that the Company considered in its qualitative assessment for each of these reporting units are described below:
•The Company considered the strong forecasted operating performance, in addition to actual operating results in the current year, of the Dotdash Meredith Digital reporting unit and, based on the Company's latest valuation prepared as of October 1, 2023, the excess of its estimated fair value of the reporting unit compared to its carrying value. The Company also considered the valuations of Dotdash Meredith as of December 31, 2023 and June 30, 2024 that were prepared in connection with the issuance and/or settlement of equity awards that are denominated in its equity. These valuations were prepared time proximate to, however, not as of, October 1, 2024.
•The Company prepared a valuation of the Angi International and Vivian Health reporting units primarily in connection with the issuance and/or settlement of equity awards that are denominated in the equity of these businesses as of June 30, 2024. These valuations were prepared time proximate to, however, not as of, October 1, 2024. The fair value of these businesses were in excess of their October 1, 2024 carrying values.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Company's annual goodwill test at October 1, 2024, the Company quantitatively tested the Angi Ads and Leads, Angi Services, and Care.com reporting units. The Company's quantitative tests resulted in no impairments. The Company's remaining reporting units, Dotdash Meredith Print, Search, The Daily Beast and IAC Films, have no goodwill as of October 1, 2024.
Given the decline in Angi's and the Company's stock prices after October 1, 2024, the Company subsequently quantitatively tested all reporting units with goodwill as of December 31, 2024 and no impairments were noted.
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
In the fourth quarter of 2022, prior to its sale in 2023, a quantitative assessment was performed on the Roofing reporting unit; this test resulted in a full impairment of $26.0 million due to Roofing exiting certain markets and a projected reduction in future profits from the business, which reduced its fair value.
There is no goodwill for which the most recent estimate of the excess of fair value over carrying value is less than 20%.
The fair value of the Company's reporting units is determined using both an income approach based on discounted cash flows (“DCF”) and a market approach when it tests goodwill for impairment, either on an interim basis or annual basis as of October 1 each year. The Company uses the same approach in determining the fair value of its businesses in connection with its non-public subsidiary denominated stock-based compensation plans, which can be a significant factor in the decision to apply the qualitative assessment rather than a quantitative test. Determining fair value using a DCF analysis requires the exercise of significant judgment with respect to several items, including the amount and timing of expected future cash flows and appropriate discount rates. The expected cash flows used in the DCF analyses are based on the Company's most recent forecast and budget and, for years beyond the budget, the Company's estimates, which are based, in part, on forecasted growth rates. The discount rates used in the DCF analyses are intended to reflect the risks inherent in the expected future cash flows of the respective reporting units. Assumptions used in the DCF analyses, including the discount rate, are assessed based on each reporting unit's current results and forecasted future performance, as well as macroeconomic and industry specific factors. The discount rates used in the quantitative tests as of December 31, 2024 for determining the fair values of the Dotdash Meredith Digital, Angi Ads and Leads, Angi Services, Angi International, Care.com and Vivian Health reporting units were 14.5%, 13%, 14%, 15%, 14.5% and 23%, respectively. The discount rates used in the quantitative tests as of October 1, 2024 for determining the fair values of the Angi Ads and Leads, Angi Services and Care.com reporting units were 12.5%, 13.5% and 14%, respectively. The discount rates used in the quantitative tests as of October 1, 2023 for determining the fair value of the Company's Dotdash Meredith Digital, Care.com and Mosaic Group reporting unit were 15.5%, 16% and 16%, respectively. Determining fair value using a market approach considers multiples of financial metrics based on both acquisitions and trading multiples of a selected peer group of companies. From the comparable companies, a representative market multiple is determined, which is applied to financial metrics to estimate the fair value of a reporting unit. To determine a peer group of companies for our respective reporting units, we considered companies relevant in terms of consumer use, monetization model, margin and growth characteristics, and brand strength operating in their respective sectors.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

While the Company has the option to qualitatively assess whether it is more likely than not that the fair values of its indefinite-lived intangible assets are less than their carrying values, the Company's policy is to determine the fair value of each of its indefinite-lived intangible assets annually as of October 1, in part, because the level of effort required to perform the quantitative and qualitative assessments is essentially equivalent. The Company determines the fair value of indefinite-lived intangible assets using an avoided royalty DCF valuation analysis. Significant judgments inherent in this analysis include the selection of appropriate royalty and discount rates and estimating the amount and timing of expected future cash flows. The discount rates used in the DCF analyses are intended to reflect the risks inherent in the expected future cash flows generated by the respective intangible assets. The royalty rates used in the DCF analyses are based upon an estimate of the royalty rates that a market participant would pay to license the Company's trade names and trademarks. The future cash flows are based on the Company's most recent forecast and budget and, for years beyond the budget, the Company's estimates, which are based, in part, on forecasted growth rates. Assumptions used in the avoided royalty DCF analyses, including the discount rate and royalty rate, are assessed annually based on the actual and projected cash flows related to the asset, as well as macroeconomic and industry specific factors. The discount rates used in the Company's annual indefinite-lived impairment assessment ranged from 12.5% to 14.5% in 2024 and 15% to 17% in 2023, and the royalty rates used ranged from 2% to 8% in both 2024 and 2023.The October 1, 2023 annual quantitative assessment of indefinite-lived intangible assets identified an impairment of $79.9 million related to certain other indefinite-lived trade name intangible assets in the Dotdash Meredith Digital segment. The discount rate used to value these trade names was 15.5% and the royalty rate was 6%.
In the fourth quarter of 2024, the Company identified an impairment charge of $2.6 million related to a certain indefinite-lived trade name at Angi Services. The discount rate used to value this trade name was 14.0% and the royalty rate was 2.5%.
During the first quarter of 2024, the Company determined that a projected reduction in future revenue related to certain indefinite-lived trade name intangible assets with a carrying value of $20.7 million in the Dotdash Meredith Digital segment resulted in a change in classification to definite-lived intangible assets to be amortized over their respective useful lives. There was no impairment recorded in connection with the change in classification.
During the third quarter of 2023, the Company determined that a projected reduction in future revenue related to a certain indefinite-lived trade name intangible asset in the Dotdash Meredith Digital segment was an indicator of possible impairment. Following the identification of the indicator, the Company updated its calculation of the fair value of the indefinite-lived intangible asset and recorded an impairment of $7.6 million. The discount rate used to value the trade name was 16% and the royalty rate was 8%. A quantitative assessment of this indefinite-lived trade name intangible asset was prepared as of October 1, 2023; this test resulted in no additional impairment as its carrying value approximates its fair value.
If the carrying value of an indefinite-lived intangible asset exceeds its estimated fair value, an impairment equal to the excess is recorded. There is one indefinite-lived intangible asset at Angi Services with a value of approximately $16.2 million for which the most recent estimate of the excess of fair value over carrying value is less than 20%.
The impairment of indefinite-lived intangible assets are included in “Amortization of intangibles” in the statement of operations.
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
During the first quarter of 2023, due to the continued decline in the commercial real estate market, Dotdash Meredith recorded impairment charges of $70.0 million related to certain unoccupied leased office space consisting of impairments of $44.7 million and $25.3 million of an ROU asset and related leasehold improvements, furniture and equipment, respectively.
During the third quarter of 2022, Dotdash Meredith recorded impairment charges of $21.3 million related to the consolidation of certain leased spaces following the Meredith acquisition consisting of impairments of $14.3 million and $7.0 million of an ROU asset and related leasehold improvements, furniture and equipment, respectively. See “Note 17—Dotdash Meredith Restructuring Charges, Transaction-Related Expenses and Change-in-Control Payments” for additional information.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The impairment charges related to ROU assets are included in “General and administrative expense” and the impairment charges related to leasehold improvements, furniture and equipment are included in “Depreciation” in the statement of operations. The impairment charges represent the amount by which the carrying value of the asset group exceeded its estimated fair value, calculated using a DCF approach using sublease market assumptions of the expected cash flows and discount rate. The impairment charges were allocated between the ROU assets and related leasehold improvements, furniture and equipment of the asset group based on their relative carrying values.
Accounting for Investments in Equity Securities
The Company's equity securities, other than those of its consolidated subsidiaries and those accounted for under the equity method, are accounted for at fair value or under the measurement alternative in accordance with ASC Subtopic 321, Investments - Equity Securities, with any changes to fair value recognized in “Other income (expense), net” in the statement of operations each reporting period. Under the measurement alternative, equity investments without readily determinable fair values are carried at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar securities of the same issuer; fair value is generally determined based on a market approach as of the transaction date. A security will be considered identical or similar if it has identical or similar rights to the equity securities held by the Company. The Company reviews its investments in equity securities without readily determinable fair values for impairment each reporting period when there are qualitative factors or events that indicate possible impairment. Factors the Company considers in making this determination include negative changes in industry and market conditions, financial performance, business prospects, and other relevant events and factors. When indicators of impairment exist, the Company prepares quantitative assessments of the fair value of its investments in equity securities, which require judgment and the use of estimates. When the Company's assessment indicates that the fair value of the investment is below its carrying value, the Company writes down the investment to its fair value and records the corresponding charge in “Other income (expense), net” in the statement of operations.
As described above under “Equity Price Risk”, in the fourth quarter of 2023, MGM's ongoing share repurchase program passively increased the Company's ownership interest in MGM and the Company determined that the equity method of accounting applied and the Company elected to account for its investment in MGM pursuant to the fair value option.
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

•Level 3: Unobservable inputs for which there is little or no market data and require the Company to develop its own assumptions, based on the best information available in the circumstances, about the assumptions market participants would use in pricing the assets or liabilities. See “Note 3—Financial Instruments and Fair Value Measurements” for a discussion of fair value measurements made using Level 3 inputs.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Assets measured at fair value on a nonrecurring basis
The Company's non-financial assets, such as goodwill, intangible assets, ROU assets, buildings, capitalized software, equipment and leasehold improvements are adjusted to fair value only when an impairment is recognized. The Company's financial assets, comprising equity securities without readily determinable fair values, are adjusted to fair value when observable price changes are identified or an impairment is recognized. Such fair value measurements are based predominantly on Level 3 inputs. Refer to “Goodwill and Indefinite-Lived Intangible Assets” and “Long-Lived Assets” above for a description of impairment charges.
Advertising Costs
Advertising costs are expensed in the period incurred (when the advertisement first runs for production costs that are initially capitalized) and primarily represent online marketing, including fees paid to search engines, social media sites and other online marketing platforms, app platform and partners who direct traffic to the brands at Angi, offline marketing, which is primarily television, streaming and radio advertising within our Angi and Care.com segments and direct-mail costs for magazine subscription acquisition efforts at Dotdash Meredith. Advertising expense is $650.5 million, $858.1 million and $1.0 billion for the years ended December 31, 2024, 2023 and 2022, respectively.

Legal Costs
Legal costs, other than certain costs incurred to obtain financing, which are generally capitalized, are expensed as incurred.
Interest Rate Swaps
In March 2023, Dotdash Meredith entered into interest rate swaps for a total notional amount of $350 million, which synthetically converted a portion of Dotdash Meredith Term Loan B due December 1, 2028 (“Dotdash Meredith Term Loan B”) and, following the effectiveness of Amendment No. 1 to the Dotdash Meredith Credit Agreement on November 26, 2024 (the “Amended Dotdash Meredith Credit Agreement”), Dotdash Meredith Term Loan B-1, from a variable rate to a fixed rate to manage interest rate risk exposure for the period commencing April 3, 2023 and ending April 1, 2027. Dotdash Meredith designated the interest rate swaps as cash flow hedges and applies hedge accounting to these contracts in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging. As cash flow hedges, the interest rate swaps are recognized at fair value on the balance sheet as either assets or liabilities, with the changes in fair value recorded in “Accumulated other comprehensive loss” in the balance sheet and reclassified into “Interest expense” in the statement of operations in the periods in which the interest rate swaps affect earnings. Dotdash Meredith assessed hedge effectiveness at the time of entering into these agreements and determined these interest rate swaps are expected to be highly effective. Dotdash Meredith evaluates the hedge effectiveness of the interest rate swaps quarterly, or more frequently, if necessary, by verifying (i) that the critical terms of the interest rate swaps continue to match the critical terms of the hedged interest payments and (ii) that it is probable the counterparties will not default. If the two requirements are met, the interest rate swaps are determined to be effective and all changes in the fair value of the interest rate swaps are recorded in “Accumulated other comprehensive loss.” The cash flows related to interest settlements of the hedged monthly interest payments are classified as operating activities in the statement of cash flows, consistent with the interest expense on the related Dotdash Meredith Term Loan B-1 and Dotdash Meredith Term Loan B.
Original Issue Discount, Debt Issuance Costs and Deferred Financing Costs
Costs incurred to obtain financing are deferred and amortized to “Interest expense” in the statement of operations over the related financing period using the effective interest method. The Company records debt issuance costs as a direct reduction of the carrying value of the related debt. Financing costs related to the undrawn revolving credit facility are included in “Other non-current assets” in the balance sheet.

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
Pensions and Post-Retirement Benefits
In connection with the acquisition of Meredith in December 2021, the Company assumed certain pension plan obligations. The two largest of these pension plans were funded plans in the U.K. and the U.S.
The IPC Plan relates to a business that was sold by Meredith Corporation prior to December 2021. The IPC Plan has entered into two annuity contracts designed to provide payments equal to all future designated contractual benefit payments to covered participants. The value of these annuity contracts and the liabilities with respect to participants are expected to match. There are no active participants in the IPC Plan or the unfunded pension plan in the U.K. so there are no service costs. While the Company does not expect to have to make any contributions to the IPC Plan, that could change based upon future events.
The domestic funded plan and unfunded plan were frozen with respect to new participants January 1, 2018. The domestic funded pension plan was terminated as of December 31, 2022, and therefore, has no service costs after that date. No future contributions will be required to the domestic funded plan due to its termination.
The domestic unfunded plan was frozen as of December 31, 2024, and therefore, will have no service costs in the future. Pension benefits for the domestic plan are based on formulas that reflect pay credits allocated to participants’ accounts based on years of benefit service and annual pensionable earnings.
The unfunded plan in the U.S. and the unfunded plan in the U.K. are funded as payments are made to the plan participants, which can include the purchase of annuity contracts. In addition, the Company provides health care benefits for certain employees in the U.S. upon their retirement. This plan is the only plan with active participants that are accruing benefits based upon service and the expected cost of which is accrued over the period that the employees render service; this plan is funded as claims are paid.
The Company utilizes a mark-to-market approach to account for pension and post-retirement benefits. Under this approach, the Company recognizes changes in the fair value of plan assets and actuarial gains or losses in the fourth quarter of each fiscal year or whenever a plan is required to be remeasured. Events requiring a plan remeasurement are recognized in the quarter in which the remeasurement event occurs. The remaining components of pension and other post-retirement plan net periodic benefit (credit) cost are recorded on a quarterly basis.
The discount rate for the IPC Plan is an effective insurance settlement rate, using the estimated discount rates inherent in the annuity contracts at each measurement date. The discount rates utilized for the domestic plans and the unfunded U.K. plan were based on the investment yields of high-quality corporate bonds available in the marketplace with maturities equal to projected cash flows of future benefit payments as of the measurement date.
See “Note 11—Pension and Post-Retirement Benefit Plans” for additional information.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Earnings Per Share
Basic net earnings (loss) per share (“EPS”) is computed by dividing net earnings (loss) attributable to holders of IAC common stock and Class B common stock by the weighted-average number of shares of common stock and Class B common stock outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vested resulting in the issuance of common stock that could share in the earnings of the Company. Undistributed earnings allocated to the participating security is subtracted from earnings in determining earnings attributable to holders of IAC common stock and Class B common stock for EPS. See “Note 13—Earnings (Loss) Per Share” for additional information on dilutive securities.
Foreign Currency Translation and Transaction Gains and Losses
The financial position and operating results of foreign entities whose primary economic environment is based on their local currency are consolidated using the local currency as the functional currency. These local currency assets and liabilities are translated at the rates of exchange as of the balance sheet date, and local currency revenue and expenses of these operations are translated at average rates of exchange during the period. Translation gains and losses are included in “Accumulated other comprehensive (loss) income” as a component of shareholders' equity. Transaction gains and losses resulting from assets and liabilities denominated in a currency other than the functional currency are included in the statement of operations as a component of “Other income (expense), net.” See “Note 14—Financial Statement Details” for additional information regarding foreign currency exchange gains and losses.
Translation gains and losses relating to foreign entities that are liquidated or substantially liquidated are reclassified out of accumulated other comprehensive (loss) income into earnings. During the years ended December 31, 2024 and 2022, losses of $1.4 million and less than $0.1 million, respectively, were reclassified into earnings and included in “Other income (expense), net” in the statement of operations. During the year ended December 31, 2023, no gains or losses were reclassified into earnings.
Stock-Based Compensation
Stock-based compensation is measured at the grant date based on the fair value of the award and is generally expensed over the requisite service period. See “Note 10—Stock-Based Compensation” for a discussion of the Company's stock-based compensation plans.
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
In connection with the acquisition of certain subsidiaries, management of these businesses has retained an ownership interest. The Company is party to fair value put and call arrangements with respect to these interests. These put and call arrangements allow management of these businesses to require the Company to purchase their interests or allow the Company to acquire such interests at fair value, respectively. The put arrangements do not meet the definition of a derivative instrument as the put agreements do not provide for net settlement. These put and call arrangements become exercisable by the Company and the counterparty at various dates in the future. There were no arrangements exercised during the years ended December 31, 2024, 2023 and 2022. These put arrangements are exercisable by the counterparty outside the control of the Company. Accordingly, to the extent that the redemption amount of these interests exceeds the value determined by normal noncontrolling interest accounting, the value of such interests is adjusted to the redemption amount with a corresponding adjustment to additional paid-in capital. During the years ended December 31, 2024, 2023 and 2022, the Company recorded adjustments of $(7.0) million, $7.6 million and $24.2 million, respectively, to (decrease) increase these interests to their redemption amounts. Adjustments to these interests require high levels of judgment and are based on various valuation techniques, including market comparables and discounted cash flow projections.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Recent Accounting Pronouncements
Recent Accounting Pronouncements Adopted by the Company
Accounting Standards Update (“ASU”) No. 2023-07—Segment Reporting (Topic 280)—Improvements to Reportable Segment Disclosures
In November 2023, the FASB issued ASU No. 2023-07, which is intended to provide users of financial statements with more decision-useful information about reportable segments of a public business entity, primarily through enhanced disclosures of significant segment expenses. The Company adopted ASU No. 2023-07 effective for the fiscal year beginning January 1, 2024 and applied the new guidance retrospectively to all prior periods presented in the financial statements. See “Note 9—Segment Information” for additional information on the impact to the Company.
Recent Accounting Pronouncements Not Yet Adopted by the Company
ASU No. 2023-09—Income Taxes (Topic 740)—Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU No. 2023-09, which establishes required categories and a quantitative threshold to the annual tabular rate reconciliation disclosure and disaggregated jurisdictional disclosures of income taxes paid. The guidance's annual requirements are effective for the Company beginning with the reporting period for the fiscal year ending December 31, 2025. Early adoption is permitted and ASU No. 2023-09 may be applied either prospectively or retrospectively. The Company is currently assessing ASU No. 2023-09, its impact on its income tax disclosures and the method of adoption. ASU No. 2023-09 does not affect the Company's results of operations, financial condition or cash flows. The Company does not plan to adopt ASU No. 2023-09 early.
ASU No. 2024-03—Income Statement-Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40)—Disaggregation of Income Statement Expenses
In November 2024, the FASB issued ASU No. 2024-03, which is intended to provide users of financial statements with more decision-useful information about expenses of a public business entity, primarily through enhanced disclosures of certain components of expenses commonly presented within captions on the statement of operations, such as purchases of inventory, employee compensation, depreciation and amortization, as well as a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. ASU No. 2024-03 also requires disclosure of the total amount of selling expenses and, in annual reporting periods, the definition of selling expenses. ASU No. 2024-03 is effective for fiscal years beginning after December 15, 2026 and for interim periods beginning after December 15, 2027. Early adoption is permitted and ASU No. 2024-03 may be applied either prospectively or retrospectively. The Company is currently assessing ASU No. 2024-03, its impact on its disclosures and the timing and method of adoption. ASU No. 2024-03 does not affect the Company's results of operations, financial condition or cash flows.

Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
Marketable Securities
At December 31, 2024, the Company has no outstanding available-for-sale marketable debt securities.
At December 31, 2023, the fair value of marketable securities are as follows:

December 31, 2023
(In thousands)
Available for sale marketable debt securities	$148,998
Total marketable securities	$148,998
Marketable securities are carried at fair value. The Company has no investments in marketable equity securities, following the change in classification of its investment in MGM to an equity method investment in the fourth quarter of 2023, described below. Prior to the fourth quarter of 2023, the Company had two investments in marketable equity securities, other than its investment in MGM, including one investment that was fully impaired in the first quarter of 2023 due to the investee declaring bankruptcy and another investment that was sold in the third quarter of 2023. The Company recorded net unrealized pre-tax losses of $0.3 million and $20.3 million for these investments during the years ended December 31, 2023 and 2022, respectively. The realized and unrealized pre-tax gain and losses related to these investments are included in “Other income (expense), net” in the statement of operations.
At December 31, 2023, current available-for-sale marketable debt securities are as follows:

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Fair Value
	(In thousands)
Treasury bills	$148,971	$27	$148,998
Total available-for-sale marketable debt securities	$148,971	$27	$148,998
The contractual maturities of debt securities classified as current available-for-sale at December 31, 2023 were within one year. There were no investments in available-for-sale marketable debt securities that had been in a continuous unrealized loss position for longer than twelve months at December 31, 2023.
Investment in MGM Resorts International

	December 31,
	2024	2023
	(In thousands)
Investment in MGM	$2,242,672	$2,891,850
In the fourth quarter of 2023, MGM's ongoing share repurchase program passively increased the Company's ownership interest in MGM and the Company determined that the equity method of accounting applied and elected to account for its investment in MGM pursuant to the fair value option. See “Note 2—Summary of Significant Accounting Policies” for further discussion of the Company’s investment in MGM.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Long-term Investments
Long-term investments consist of:

	December 31,
	2024	2023
	(In thousands)
Equity securities without readily determinable fair values	$438,534	$404,848
Other	—	6,368
Total long-term investments	$438,534	$411,216
Equity Securities without Readily Determinable Fair Values
The following tables present a summary of unrealized pre-tax gains and losses recorded in “Other income (expense), net” in the statement of operations as adjustments to the carrying value of equity securities without readily determinable fair values held at December 31, 2024 and 2023.

	Year Ended December 31,
	2024	2023
	(In thousands)
Upward adjustments (gross unrealized pre-tax gains)	$1,901	$2,227
Downward adjustments including impairments (gross unrealized pre-tax losses)	(34,218)	(22,463)
Total	$(32,317)	$(20,236)
The cumulative upward and downward adjustments (including impairments) to the carrying value of equity securities without readily determinable fair values held at December 31, 2024 were $31.4 million and $160.1 million, respectively.
Realized and unrealized pre-tax gains and losses for the Company's investments without readily determinable fair values for the years ended December 31, 2024, 2023 and 2022 are as follows:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Realized pre-tax gains, net, for equity securities sold	$8,943	$89	$12,434
Unrealized pre-tax losses, net, on equity securities held	(32,317)	(20,236)	(89,137)
Total pre-tax losses, net recognized	$(23,374)	$(20,147)	$(76,703)
All pre-tax gains and losses on equity securities without readily determinable fair values, realized and unrealized, are recognized in “Other income (expense), net” in the statement of operations.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value Measurements
The following tables present the Company's financial instruments that are measured at fair value on a recurring basis:

	December 31, 2024
	Level 1	Level 2	Level 3	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$1,476,919	$—	$—	$1,476,919
Time deposits	—	18,098	—	18,098
Other current assets:
Retirement investment fund(a)	—	13,763	—	13,763
Investment in MGM	2,242,672	—	—	2,242,672
Other non-current assets:
Interest rate swaps(b)	—	1,715	—	1,715
Total	$3,719,591	$33,576	$—	$3,753,167
_____________________
(a)    See “Note 11—Pension and Post-Retirement Benefit Plans” for additional information.
(b)    Interest rate swaps relate to the $350 million notional amount entered into to hedge Dotdash Meredith's Term Loan B-1. See “Note 2—Summary of Significant Accounting Policies” and “Note 6—Long-term Debt” for additional information. The fair value of interest rate swaps was determined using discounted cash flows derived from observable market prices, including swap curves, which are Level 2 inputs.

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

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the changes in the warrant, which was measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Year Ended December 31,
	2024	2023
	(In thousands)
Balance at January 1	$49,631	$46,799
Total net gains:
Fair value adjustments included in earnings	20,393	2,832
Settlements	(70,024)	—
Balance at December 31	$—	$49,631
Warrant
The Company owns preferred shares of Turo, a peer-to-peer car sharing marketplace, which are accounted for as an equity security without a readily determinable fair value, as the preferred shares are not common stock equivalents. As part of the Company's original investment in Turo preferred shares, the Company received a warrant that was recorded at fair value each reporting period with any change in fair value included in “Other income (expense), net” in the statement of operations. The warrant was measured using significant unobservable inputs and classified in the fair value hierarchy table as Level 3. The Company net settled its Turo warrant on July 23, 2024 (the warrant expiration date) for 4.5 million shares of Series E-2 preferred stock and the fair value of the warrant of $70.0 million was reclassified to equity securities without readily determinable fair values. The Company had measured this warrant at fair value at June 30, 2024 using the settlement value of the shares received pursuant to its net exercise on July 23, 2024. For the periods prior to the settlement, the warrant was included in “Other non-current assets” in the balance sheet.
Financial instruments measured at fair value only for disclosure purposes
The total fair value of the outstanding long-term debt, including the current portion, is estimated using observable market prices or indices for similar liabilities, which are Level 2 inputs, and was approximately $1.93 billion and $1.95 billion at December 31, 2024 and 2023, respectively.
NOTE 4—GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets, net are as follows:

	December 31,
	2024	2023
	(In thousands)
Goodwill	$2,877,078	$3,024,266
Intangible assets with indefinite lives	513,113	544,228
Intangible assets with definite lives, net of accumulated amortization	209,022	330,477
Total goodwill and intangible assets, net	$3,599,213	$3,898,971

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the balance of goodwill by reportable segment, including the changes in the carrying value of goodwill and accumulated impairment losses, for the year ended December 31, 2024:

	Balance at December 31, 2023	Deductions	Foreign Exchange Translation	Balance at December 31, 2024	Accumulated Impairment Losses at December 31, 2024
	(In thousands)
Dotdash Meredith
Digital	$1,497,642	$—	$—	$1,497,642	$(198,329)
Total Dotdash Meredith	1,497,642	—	—	1,497,642	(198,329)

Angi
Ads and Leads	761,571	—	—	761,571	—
Services	51,095	—	—	51,095	—
International	73,717	—	(2,607)	71,110	—
Total Angi	886,383	—	(2,607)	883,776	—

Care.com	490,896		—	490,896	—
Search	—	—	—	—	(981,308)
Emerging & Other	149,345	(144,581)	—	4,764	(95,748)
Total	$3,024,266	$(144,581)	$(2,607)	$2,877,078	$(1,275,385)
Deductions at Emerging & Other are due to the sale of assets of Mosaic Group on February 15, 2024. The accumulated impairment losses at December 31, 2024 and 2023 within Emerging & Other are attributable to Mosaic Group. See “Note 2—Summary of Significant Accounting Policies” for further discussion of the Company’s assessments of impairment of goodwill. Prior to the acquisition of Meredith in 2021, Dotdash’s previous goodwill balance of $198.3 million was fully impaired, resulting in its balance reflected in accumulated impairment losses at both December 31, 2024 and 2023. As a result of impairments previously recorded, the Search reportable segment has no goodwill.
The following table presents the balance of goodwill by reportable segment, including the changes in the carrying value of goodwill and accumulated impairment losses, for the year ended December 31, 2023:

	Balance at December 31, 2022	Impairment	Foreign Exchange Translation	Balance at December 31, 2023	Accumulated Impairment Losses at December 31, 2023
	(In thousands)
Dotdash Meredith
Digital	$1,497,642	$—	$—	$1,497,642	$(198,329)
Total Dotdash Meredith	1,497,642	—	—	1,497,642	(198,329)

Angi
Ads and Leads	761,571	—	—	761,571	—
Services	51,095	—	—	51,095	—
International	70,619	—	3,098	73,717	—
Total Angi	883,285	—	3,098	886,383	—

Care.com	490,896	—	—	490,896	—
Search	—	—	—	—	(981,308)
Emerging & Other	158,345	(9,000)	—	149,345	(95,748)
Total	$3,030,168	$(9,000)	$3,098	$3,024,266	$(1,275,385)

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the third quarter of 2023, the Company reassessed the fair value of the Mosaic Group reporting unit (included within Emerging & Other prior to the sale of its assets on February 15, 2024) and recorded a goodwill impairment of $9.0 million. See “Note 2—Summary of Significant Accounting Policies” for further discussion of the Company’s assessments of impairment of goodwill.
At December 31, 2024 and 2023, intangible assets with definite lives are as follows:

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-Average Useful Life
	(In thousands)			(Years)
Advertiser relationships	$297,000	$(211,694)	$85,306	5.0
Technology	174,052	(174,052)	—	3.7
Licensee relationships	171,000	(123,115)	47,885	4.9
Trade names	139,419	(78,940)	60,479	8.3
Content	104,939	(104,939)	—	2.9
Customer lists and user base	68,084	(52,732)	15,352	6.4
Professional relationships	6,298	(6,298)	—	2.7
Total	$960,792	$(751,770)	$209,022	5.1

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-Average Useful Life
	(In thousands)			(Years)
Advertiser relationships	$297,000	$(154,819)	$142,181	5.0
Technology	198,344	(196,816)	1,528	3.5
Licensee relationships	171,000	(85,496)	85,504	4.9
Trade names	120,759	(55,541)	65,218	9.2
Content	104,939	(88,845)	16,094	2.9
Customer lists and user base	68,661	(48,721)	19,940	6.4
Professional relationships	6,419	(6,407)	12	2.7
Total	$967,122	$(636,645)	$330,477	5.1
At December 31, 2024, amortization of intangible assets with definite lives for each of the next five years and thereafter is estimated to be as follows:

Year Ending December 31,	(In thousands)
2025	$92,710
2026	73,030
2027	15,142
2028	5,519
2029	5,359
Thereafter	17,262
Total	$209,022

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—LEASES
The Company primarily leases office space used in connection with its operations under various operating leases, the majority of which contain escalation clauses.
ROU assets represent the Company’s right to use the underlying assets for the lease term and lease liabilities represent the present value of the Company’s obligation to make payments arising from these leases. ROU assets and related lease liabilities are based on the present value of fixed lease payments over the lease term using the Company's and certain of its subsidiaries' respective incremental borrowing rates on the lease commencement date, the date of acquisition for any leases acquired in connection with a business combination or January 1, 2019, the date ASC Topic 842, Leases (“ASC 842”) was adopted, for leases that commenced prior to that date. The Company combines the lease and non-lease components of lease payments in determining ROU assets and related lease liabilities. If the lease includes one or more options to extend the term of the lease, the renewal option is considered in the lease term if it is reasonably certain the Company will exercise the option(s). Lease expense is recognized on a straight-line basis over the term of the lease. As permitted by ASC 842, leases with an initial term of twelve months or less (“short-term leases”) are not recorded on the balance sheet.
Variable lease payments consist primarily of common area maintenance, utilities and taxes, which are not included in the recognition of ROU assets and related lease liabilities. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
The following table presents the balances of ROU assets and lease liabilities within the balance sheet:

		December 31,
Leases	Balance Sheet Classification	2024	2023
		(In thousands)
Assets:
ROU assets	Other non-current assets	$255,177	$299,597

Liabilities:
Current lease liabilities	Accrued expenses and other current liabilities	$62,055	$68,126
Long-term lease liabilities	Other long-term liabilities	344,654	401,118
Total lease liabilities		$406,709	$469,244
The following table presents the net lease expense within the statement of operations:

		Year Ended December 31,
Lease Expense	Statement of Operations Classification	2024	2023	2022
		(In thousands)
Fixed lease expense	Cost of revenue	$1,149	$708	$1,283
Fixed lease expense	Selling and marketing expense	666	2,362	6,229
Fixed lease expense	General and administrative expense	56,404	110,177	61,886
Fixed lease expense	Product development expense	1,043	658	999
Total fixed lease expense(a)		59,262	113,905	70,397
Variable lease expense	Selling and marketing expense	—	79	199
Variable lease expense	General and administrative expense	18,728	19,610	16,406
Variable lease expense	Product development expense	—	157	89
Total variable lease expense		18,728	19,846	16,694
Net lease expense		$77,990	$133,751	$87,091

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

_____________________
(a) Includes (i) lease impairment charges of $7.2 million, $48.9 million and $2.3 million, (ii) short-term lease expense of $1.0 million, $1.6 million and $4.0 million, (iii) sublease income of $16.0 million, $15.2 million and $17.1 million and (iv) gains (losses) on termination of leases of $2.2 million, $(0.2) million and $3.3 million for the years ended December 31, 2024, 2023 and 2022, respectively. Impairment charges related to ROU assets are included in “General and administrative expense” in the statement of operations. Impairment charges during the year ended December 31, 2023 include $44.7 million related to certain unoccupied leased office space at Dotdash Meredith due to the continued decline in the commercial real estate market. During the year ended December 31, 2022, the Company also recorded $14.3 million of impairment charges related to the consolidation of certain leased spaces following the Meredith acquisition, which is included in “General and administration expense” in the statement of operations as a restructuring charge. See “Note 2—Summary of Significant Accounting Policies” and “Note 17—Dotdash Meredith Restructuring Charges, Transaction-Related Expenses and Change-in-Control Payments” for additional information on impairment and restructuring charges, respectively.
Maturities of lease liabilities at December 31, 2024(b) are summarized below:

Year Ending December 31,	(In thousands)
2025	$80,861
2026	76,224
2027	65,141
2028	61,116
2029	56,844
Thereafter	142,594
Total	482,780
Less: Interest	76,071
Present value of lease liabilities	$406,709
_____________________
(b) Lease payments exclude $7.7 million of legally binding minimum lease payments for leases signed but not yet commenced.
The following are the weighted average assumptions used for lease term and discount rate:

	December 31,
	2024	2023
Remaining lease term	6.8 years	7.5 years
Discount rate	5.16%	5.07%
The following is the supplemental cash flow information:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
ROU assets obtained in exchange for lease liabilities	$10,580	$7,545	$9,608
Derecognition of ROU assets due to termination or modification	$(462)	$(34,809)	$(4,612)
Cash paid for amounts included in the measurement of lease liabilities	$92,304	$100,328	$93,864

In addition, purchase accounting adjustments related to the 2021 acquisition of Meredith were completed during the year ended December 31, 2022 and ROU assets were adjusted downward by $4.3 million and lease liabilities were adjusted upward by $7.1 million.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—LONG-TERM DEBT
Long-term debt consists of:

	December 31,
	2024	2023
	(In thousands)
Dotdash Meredith Debt
Dotdash Meredith Term Loan A due December 1, 2026	$297,500	$315,000
Dotdash Meredith Term Loan B-1 due December 1, 2028	1,182,500	—
Dotdash Meredith Term Loan B due December 1, 2028	—	1,225,000
Total Dotdash Meredith long-term debt	1,480,000	1,540,000
Less: current portion of Dotdash Meredith long-term debt	35,000	30,000
Less: original issue discount	3,512	4,470
Less: unamortized debt issuance costs	6,481	8,423
Total Dotdash Meredith long-term debt, net	1,435,007	1,497,107

ANGI Group Debt
3.875% ANGI Group Senior Notes due August 15, 2028 (“ANGI Group Senior Notes”); interest payable each February 15 and August 15	500,000	500,000
Less: unamortized debt issuance costs	3,160	3,953
Total ANGI Group long-term debt, net	496,840	496,047

Total long-term debt, net	$1,931,847	$1,993,154
Dotdash Meredith Term Loans and Dotdash Meredith Revolving Facility
On December 1, 2021, Dotdash Meredith entered into a credit agreement (“Dotdash Meredith Credit Agreement”), which provided for (i) the five-year $350 million Dotdash Meredith Term Loan A, (ii) the seven-year $1.25 billion Dotdash Meredith Term Loan B and (iii) a five-year $150 million revolving credit facility (“Dotdash Meredith Revolving Facility”). On November 26, 2024, Dotdash Meredith entered into the Amended Dotdash Meredith Credit Agreement, which governs both the existing Dotdash Meredith Term Loan A and the Dotdash Meredith Revolving Facility, and replaced $1.18 billion of then outstanding Dotdash Meredith Term Loan B principal with an equal amount of Dotdash Meredith Term Loan B-1 (together with Dotdash Meredith Term Loan A, these loans are collectively referred to as “Dotdash Meredith Term Loans”).

Dotdash Meredith Term Loan A bears interest at an Adjusted Term SOFR, as defined in the Amended Dotdash Meredith Credit Agreement, plus an applicable margin depending on Dotdash Meredith's most recently reported consolidated net leverage ratio, as defined in the Amended Dotdash Meredith Credit Agreement. The adjustment to the secured overnight financing rate is fixed at 0.10% for Dotdash Meredith Term Loan A. At December 31, 2024 and 2023, Dotdash Meredith Term Loan A bore interest at Adjusted Term SOFR plus 2.25%, or 6.94% and 7.69%, respectively. Prior to the effectiveness of the Amended Dotdash Meredith Credit Agreement, Dotdash Meredith Term Loan B bore an interest rate of Adjusted Term SOFR plus 4.00%, plus a varying adjustment of 0.10%, 0.15% or 0.25% based upon the duration of the borrowing period. The Amended Dotdash Meredith Credit Agreement reset the interest rate on Dotdash Meredith Term Loan B-1 to Adjusted Term SOFR plus 3.50% and removed the varying adjustment. At December 31, 2024, Dotdash Meredith Term Loan B-1 bore interest at Adjusted Term SOFR, subject to a minimum of 0.50%, plus 3.50%, or 8.05%. At December 31, 2023, Dotdash Meredith Term Loan B bore interest at Adjusted Term SOFR, subject to a minimum of 0.50%, plus 4.00%, or 9.44%. Interest payments are due at least quarterly through the respective maturity dates of the Dotdash Meredith Term Loans.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Immediately prior to the effectiveness of the Amended Dotdash Meredith Credit Agreement, the Company prepaid $30 million in aggregate principal of Dotdash Meredith Term Loan B. This prepayment and the reset of the interest rate of Dotdash Meredith Term Loan B-1 were evaluated on a creditor-by-creditor basis to determine whether the transaction should be accounted for as a modification or extinguishment of debt. As a result of this evaluation, a portion of the transaction was determined to be an extinguishment of debt and, therefore, the Company recorded a debt extinguishment loss of $0.3 million in the fourth quarter of 2024 to write off a pro-rata amount of unamortized issuance costs and original issue discount, and less than $0.1 million was capitalized as debt issuance costs. The extinguishment loss is recorded in “Interest expense” in the statement of operations. Third-party fees in connection with the Amended Dotdash Meredith Credit Agreement of $3.5 million are recorded in “Other income (expense), net” in the statement of operations.

The interest rate swaps entered into in March 2023, with a maturity date of April 1, 2027, synthetically converted $350 million of Dotdash Meredith Term Loan B and, following the effectiveness of the Amended Dotdash Meredith Credit Agreement, Dotdash Meredith Term Loan B-1, from a variable rate to a fixed rate. Following the effectiveness of the Amended Dotdash Meredith Credit Agreement, should Adjusted Term SOFR continue to equal or exceed 0.50%, then the fixed rate for Dotdash Meredith Term Loan B-1 will be approximately 7.32% ((i) the weighted average fixed interest rate of approximately 3.82% on the interest rate swaps and (ii) the base rate of 3.50%). In the event Adjusted Term SOFR becomes less than 0.50%, then the interest rate swaps would be fixed in a range from approximately 7.32% to 7.42% as determined by the governing agreements. Prior to the effectiveness of the Amended Dotdash Meredith Credit Agreement, the fixed rate for Dotdash Meredith Term Loan B was approximately 7.92% ((i) the weighted average fixed interest rate of approximately 3.82% on the interest rate swaps, (ii) the base rate of 4.00% and (iii) the adjustment to the secured overnight financing rate of 0.10%).
The interest rate swaps are expected to be highly effective. See “Note 8—Accumulated Other Comprehensive (Loss) Income” for the net unrealized gains and losses before reclassifications in “Accumulated other comprehensive loss” and realized gains reclassified into “Interest expense” for the years ended December 31, 2024 and 2023. At December 31, 2024, approximately $1.1 million is expected to be reclassified into interest expense within the next twelve months as net realized gains.

Dotdash Meredith Term Loan A requires quarterly principal payments of approximately $8.8 million through December 31, 2025 and approximately $13.1 million thereafter through maturity. Prior to the effectiveness of the Amended Dotdash Meredith Credit Agreement, Dotdash Meredith Term Loan B required quarterly payments of $3.1 million. Following the effectiveness of the Amended Dotdash Meredith Credit Agreement, Dotdash Meredith Term Loan B-1 now requires quarterly payments of $3.0 million commencing March 31, 2026 through maturity. Dotdash Meredith Term Loan B and Dotdash Meredith Term Loan B-1 may require additional annual principal payments as part of an excess cash flow sweep provision, the amount of which, in part, is governed by the applicable net leverage ratio and further subject to the excess cash flow exceeding certain thresholds as defined in the Dotdash Meredith Credit Agreement and Amended Dotdash Meredith Credit Agreement, respectively. No such payment is currently expected related to the period ended December 31, 2024 and no such payment was required related to the period ended December 31, 2023.
There were no outstanding borrowings under the Dotdash Meredith Revolving Facility at both December 31, 2024 and 2023. The annual commitment fee on undrawn funds is based on the most recently reported Dotdash Meredith's consolidated net leverage ratio, as defined in the governing agreements, was 40 basis points at both December 31, 2024 and 2023. Any borrowings under the Dotdash Meredith Revolving Facility would bear interest, at Dotdash Meredith's option, at either a base rate or Adjusted Term SOFR, plus an applicable margin, which is based on Dotdash Meredith's consolidated net leverage ratio.
As of the last day of any calendar quarter, subject to certain exemptions and increases for qualifying material acquisitions, Dotdash Meredith will not permit the consolidated net leverage ratio as of the last day of such quarter to exceed 5.5 to 1.0, all as defined in the governing agreements. This ratio was not exceeded for both test periods ended December 31, 2024 and 2023. The Amended Dotdash Meredith Credit Agreement also contains covenants, which are consistent with the Dotdash Meredith Credit Agreement, that would limit Dotdash Meredith’s ability to pay dividends, incur incremental secured indebtedness, or make distributions or certain investments in the event a default has occurred or if Dotdash Meredith’s consolidated net leverage ratio exceeds 4.0 to 1.0, subject to certain available amounts as defined in the governing agreements. Dotdash Meredith did not exceed this ratio for the test period ended December 31, 2024, but this ratio was exceeded for the test period ended December 31, 2023.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Dotdash Meredith Credit Agreement and the Amended Dotdash Meredith Credit Agreement permit the Company to, among other things, contribute cash to Dotdash Meredith which will provide additional liquidity to ensure that Dotdash Meredith does not exceed certain consolidated net leverage ratios for any test period, as further defined in the governing agreements. In connection with these capital contributions, Dotdash Meredith may make distributions to the Company in amounts not more than any such capital contributions, provided that no default has occurred and is continuing. Such capital contributions and subsequent distributions impact the consolidated net leverage ratios of Dotdash Meredith, however, absent these contributions, Dotdash Meredith's consolidated net leverage ratio would not have exceeded 5.5 to 1.0 for the years ended December 31, 2024 or 2023. During the year ended December 31, 2024, the Company contributed $125 million to Dotdash Meredith, following which Dotdash Meredith distributed $230 million back to the Company, including $105 million in January 2024 related to the Company's contribution in December 2023. The contributions ceased in September 2024, which Dotdash Meredith distributed back to the Company in October 2024 and, therefore, there are no contributions or distributions outstanding as of December 31, 2024. During the year ended December 31, 2023, the Company contributed $510 million to Dotdash Meredith, following which Dotdash Meredith distributed $405 million back to the Company.
The obligations under the Amended Dotdash Meredith Credit Agreement are guaranteed by certain of Dotdash Meredith's wholly-owned subsidiaries and are secured by substantially all of the assets of Dotdash Meredith and certain of its subsidiaries.
ANGI Group Debt
ANGI Group, LLC (“ANGI Group”) a direct wholly-owned subsidiary of Angi, issued the ANGI Group Senior Notes on August 20, 2020. These notes may be redeemed at the redemption prices set forth below, plus accrued and unpaid interest thereon, if any, to the applicable redemption date, if redeemed during the twelve-month period beginning on August 15 of the years indicated below:

Year	Percentage
2024	100.969%
2025 and thereafter	100.000%
The indenture governing the ANGI Group Senior Notes contains a covenant that would limit ANGI Group’s ability to incur liens for borrowed money in the event a default has occurred or ANGI Group’s secured leverage ratio exceeds 3.75 to 1.0 provided that ANGI Group is permitted to incur such liens under certain permitted credit facilities indebtedness notwithstanding the ratio, all as defined in the indenture. At December 31, 2024 and 2023, there were no limitations pursuant thereto.
Long-term Debt Maturities:
Long-term debt maturities at December 31, 2024 are summarized in the table below:

Year Ending December 31,	(In thousands)
2025	$35,000
2026	274,325
2027	11,825
2028	1,658,850
Total	1,980,000
Less: current portion of long-term debt	35,000
Less: unamortized original issue discount	3,512
Less: unamortized debt issuance costs	9,641
Total long-term debt, net	$1,931,847

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Common Stock Repurchases
On June 30, 2020, the Board of Directors of the Company authorized repurchases up to 8.0 million shares of common stock. The Company did not repurchase any of its common stock during the year ended December 31, 2024. During the years ended December 31, 2023 and 2022, IAC repurchased 3.2 million and 1.1 million shares of its common stock, on a trade date basis, at an average price of $51.00 and $77.44 per share, or $165.6 million and $85.3 million in aggregate, respectively. At December 31, 2024, the Company has 3.7 million shares remaining in its share repurchase authorization.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables present the components of accumulated other comprehensive loss, net of income tax.

	Year Ended December 31, 2024
	Foreign Currency Translation Adjustment	Unrealized (Losses) Gains On Interest Rate Swaps	Unrealized Gains (Losses) On Available-For-Sale Marketable Debt Securities	Accumulated Other Comprehensive (Loss) Income
	(In thousands)
Balance at January 1	$(10,266)	$(696)	$20	$(10,942)
Other comprehensive (loss) income before reclassifications	(3,875)	6,785	(20)	2,890
Amounts reclassified to earnings	1,427	(4,782)	—	(3,355)
Net current period other comprehensive (loss) income	(2,448)	2,003	(20)	(465)
Accumulated other comprehensive loss allocated to noncontrolling interests during the period	11	—	—	11
Balance at December 31	$(12,703)	$1,307	$—	$(11,396)

	Year Ended December 31, 2023
	Foreign Currency Translation Adjustment	Unrealized Losses On Interest Rate Swaps	Unrealized Gains (Losses) On Available-For-Sale Marketable Debt Securities	Accumulated Other Comprehensive (Loss) Income
	(In thousands)
Balance at January 1	$(13,186)	$—	$53	$(13,133)
Other comprehensive income (loss) before reclassifications	2,915	2,958	(33)	5,840
Amounts reclassified to earnings	—	(3,654)	—	(3,654)
Net current period other comprehensive income (loss)	2,915	(696)	(33)	2,186
Accumulated other comprehensive loss allocated to noncontrolling interests during the period	5	—	—	5
Balance at December 31	$(10,266)	$(696)	$20	$(10,942)

	Year Ended December 31, 2022
	Foreign Currency Translation Adjustment	Unrealized Gains On Available-For-Sale Marketable Debt Securities	Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance at January 1	$4,397	$—	$4,397
Other comprehensive (loss) income before reclassifications	(17,636)	53	(17,583)
Amounts reclassified to earnings	42	—	42
Net current period other comprehensive (loss) income	(17,594)	53	(17,541)
Accumulated other comprehensive loss allocated to noncontrolling interests during the period	11	—	11
Balance at December 31	$(13,186)	$53	$(13,133)

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The amounts reclassified out of foreign currency translation adjustment into earnings for the years ended December 31, 2024 and 2022 relate to the substantial liquidation of certain international subsidiaries.
At December 31, 2024 and 2023, there was a deferred income tax provision of $0.4 million and a deferred income tax benefit of $0.2 million, respectively, related to unrealized gains and losses, respectively, on interest rate swaps. At December 31, 2023, and 2022, there was a deferred income tax provision of less than $0.1 million related to net unrealized gains on available-for-sale marketable debt securities.
NOTE 9—SEGMENT INFORMATION
The overall concept that the Company employs in determining its operating segments is to present the financial information in a manner consistent with the chief operating decision maker's (“CODM”) view of the businesses. The Office of the Chairman, which is comprised of certain executives and members of the board of directors, is the CODM of the Company. We consider how the businesses are organized as to segment management and the focus of the businesses with regards to the types of services or products offered or the target market. Operating segments are combined for reporting purposes in the case of Emerging & Other because they do not meet the quantitative thresholds that require presentation as separate reportable segments.
Disaggregated Revenue
The following table presents revenue by reportable segment:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Revenue
Dotdash Meredith
Digital	$1,004,417	$892,426	$931,482
Print	794,045	823,456	1,026,128
Intersegment eliminations(a)	(21,233)	(20,989)	(22,911)
Total Dotdash Meredith	1,777,229	1,694,893	1,934,699
Angi
Domestic:
Ads and Leads	962,601	1,124,908	1,282,061
Services	93,521	118,033	381,256
Total Domestic	1,056,122	1,242,941	1,663,317
International	128,990	115,807	101,038
Total Angi	1,185,112	1,358,748	1,764,355
Care.com	369,620	375,039	362,570
Search	387,699	629,038	731,431
Emerging & Other	89,028	320,018	460,895
Intersegment eliminations(b)	(1,455)	(12,501)	(18,670)
Total	$3,807,233	$4,365,235	$5,235,280
_____________________
(a)    Intersegment eliminations primarily relate to Dotdash Meredith Digital performance marketing commissions earned for the placement of magazine subscriptions for Dotdash Meredith Print.
(b)    Intersegment eliminations primarily relate to advertising sold by Dotdash Meredith to other IAC owned businesses and Ads and Leads revenue earned from sales to Roofing prior to its sale.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the revenue of the Company's segments disaggregated by type of service:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Dotdash Meredith
Digital:
Advertising revenue	$643,725	$560,786	$621,714
Performance marketing revenue	243,895	231,087	198,441
Licensing and other revenue	116,797	100,553	111,327
Total Digital revenue	1,004,417	892,426	931,482
Print:
Subscription revenue	327,079	329,357	422,700
Advertising revenue	174,889	203,210	260,282
Project and other revenue	155,090	128,354	154,807
Newsstand revenue	102,096	117,316	132,855
Performance marketing revenue	34,891	45,219	55,484
Total Print revenue	794,045	823,456	1,026,128
Intersegment eliminations(a)	(21,233)	(20,989)	(22,911)
Total Dotdash Meredith revenue	$1,777,229	$1,694,893	$1,934,699

Angi
Domestic:
Ads and Leads:
Consumer connection revenue	$606,560	$781,089	$954,735
Advertising revenue	312,281	290,799	265,466
Membership subscription revenue	43,076	52,305	60,411
Other revenue	684	715	1,449
Total Ads and Leads revenue	962,601	1,124,908	1,282,061
Services revenue	93,521	118,033	381,256
Total Domestic revenue	1,056,122	1,242,941	1,663,317
International:
Consumer connection revenue	106,324	92,635	71,851
Membership subscription revenue	21,709	22,548	28,192
Advertising and other revenue	957	624	995
Total International revenue	128,990	115,807	101,038
Total Angi revenue	$1,185,112	$1,358,748	$1,764,355

Care.com
Consumer revenue	$191,274	$210,455	$217,691
Enterprise revenue	178,346	164,584	144,879
Total Care.com revenue	$369,620	$375,039	$362,570

Search
Advertising revenue:
Google advertising revenue	$376,970	$582,481	$525,987
Non-Google advertising revenue	9,280	44,068	200,435
Total advertising revenue	386,250	626,549	726,422
Other revenue	1,449	2,489	5,009
Total Search revenue	$387,699	$629,038	$731,431

Emerging & Other
Subscription revenue	$52,207	$180,940	$196,965
Marketplace revenue	11,509	14,172	70,180

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Media production and distribution revenue	7,819	15,847	31,555
Roofing revenue	—	90,557	137,509
Advertising revenue:
Non-Google advertising revenue	7,367	12,568	16,057
Google advertising revenue	955	946	2,192
Total advertising revenue	8,322	13,514	18,249
Service and other revenue	9,171	4,988	6,437
Total Emerging & Other revenue	$89,028	$320,018	$460,895

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Segment Expenses
The following table presents the significant expenses included in the Company's segment reporting performance measure, Segment Adjusted EBITDA, that are regularly provided to the CODM by the Company's reportable segments:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Segment Expenses:
Dotdash Meredith
Digital:
Cost of revenue	$272,225	$240,985	$309,100
Selling and marketing expense	221,862	192,204	196,696
General and administrative expense	97,932	102,751	127,671
Product development expense	123,005	113,517	111,319
Total Digital expenses	715,024	649,457	744,786
Print:
Cost of revenue	389,089	415,354	527,858
Selling and marketing expense	290,709	280,302	402,564
General and administrative expense	49,898	52,335	54,082
Product development expense	10,556	11,239	10,489
Total Print expenses	740,252	759,230	994,993
Other:
Other(c)	47,766	84,438	65,682
Intersegment eliminations	(21,233)	(20,989)	(22,911)
Total Dotdash Meredith expenses(d)	$1,481,809	$1,472,136	$1,782,550

Angi
Domestic(e):
Consumer marketing expense(f)	$309,139	$435,620	$520,744
Professional acquisition expense(g)	233,645	274,209	296,374
Fixed expense(h)	206,687	212,837	226,030
Variable expense(i)	124,150	155,776	218,644
Cost of revenue(j)	53,139	59,095	334,565
Total Domestic expenses	926,760	1,137,537	1,596,357
International:
Fixed expense(h)	51,393	48,422	46,064
Other segment items(k)	61,644	54,311	55,455
Total International expenses	113,037	102,733	101,519
Total Angi expenses	$1,039,797	$1,240,270	$1,697,876

Care.com
Cost of revenue	$79,167	$91,494	$88,806
Selling and marketing expense	99,612	108,320	108,840
General and administrative expense	91,146	60,826	57,788
Product development expense	54,514	58,194	60,237
Total Care.com expenses	$324,439	$318,834	$315,671

Search
Traffic acquisition costs and online marketing(l)	$328,573	$536,099	$596,080
Other segment items(m)	41,616	48,656	51,865
Total Search expenses	$370,189	$584,755	$647,945
_____________________
(c)    Other comprises unallocated corporate expenses.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(d)    Includes certain lease impairment and restructuring charges for the years ended December 31, 2023 and 2022. See “Segment Reporting Performance Measure and Reconciliations” below for additional information.
(e)    Angi Domestic expenses are provided in total to the CODM rather than at the segment level.
(f)     Consumer marketing expense includes (i) advertising expenditures to promote the brand to consumers with (a) online marketing, including fees paid to search engines and other online marketing platforms, partners who direct traffic to the brands within the Angi segment, and app platforms, and (b) offline marketing, which is primarily television, streaming and radio advertising, (ii) compensation expense, excluding stock-based compensation, and other employee-related costs for consumer marketing personnel and (iii) outsourced personnel costs.
(g)     Professional acquisition expense includes (i) advertising expenditures to promote the brand to professionals with (a) online marketing, including fees paid to search engines and other online marketing platforms, partners who direct traffic to the brands within the Angi segment, and app platforms, and (b) offline marketing, which is primarily television, streaming and radio advertising and (ii) compensation expense, excluding stock-based compensation, and other employee-related costs for professional acquisition sales and marketing personnel.
(h)     Fixed expense includes (i) compensation expense, excluding stock-based compensation, and other employee-related costs for personnel engaged in (a) the design, development, testing, and enhancement of product offerings and related technology and (b) executive management, finance, legal, tax, marketing and human resources functions, (ii) software license and maintenance costs, (iii) rent expense and facilities costs (including impairments of ROU assets), (iv) fees for professional services and (iv) outsourced personnel costs for personnel engaged in product development.
(i)     Variable expense includes (i) compensation expense, excluding stock-based compensation, and other employee-related costs for personnel engaged in customer service functions, (ii) provision for credit losses, (iii) outsourced personnel costs for personnel engaged in assisting in customer service functions and (iv) service guarantee expense.
(j)     Cost of revenue consists primarily of (i) credit card processing fees, (ii) hosting fees and (iii) payments made to independent third-party professionals who perform work.
(k)    Angi International other segment items include cost of revenue, consumer marketing expense, professional marketing expense, provision for credit losses and other operating expenses.
(l)    Traffic acquisition costs include (i) payments made to partners who direct traffic to our Ask Media Group websites and who distribute our business-to-business customized browser-based applications and (ii) the amortization of fees paid to Apple and Google related to the distribution of apps and the facilitation of in-app purchases and online marketing includes fees paid to search engines and other online marketing platforms.
(m)    Search other segment items include compensation expense, excluding stock-based compensation, and other operating expenses.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Segment Reporting Performance Measure and Reconciliations
Adjusted EBITDA is the Company's primary financial and GAAP segment measure. Adjusted EBITDA is defined as operating income excluding: (1) stock-based compensation expense; (2) depreciation; and (3) acquisition-related items consisting of, if applicable, (i) amortization of intangible assets and impairments of goodwill and intangible assets and (ii) gains and losses recognized on changes in the fair value of contingent consideration arrangements. Adjusted EBITDA is the segment reporting performance measure used by the CODM as one of the metrics by which we evaluate the performance of our businesses and our internal budgets are based and may impact management compensation. The following table presents a summary of Segment Adjusted EBITDA:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Segment Adjusted EBITDA:
Dotdash Meredith
Digital	$289,393	$242,969	$186,696
Print	53,793	64,226	31,135
Other(c)	(47,766)	(84,438)	(65,682)
Total Dotdash Meredith(n)(o)	295,420	222,757	152,149
Angi
Domestic:
Ads and Leads	180,334	147,357	168,952
Services	4,469	8,123	(52,126)
Other(c)	(55,441)	(50,076)	(49,866)
Total Domestic	129,362	105,404	66,960
International	15,953	13,074	(481)
Total Angi	145,315	118,478	66,479
Care.com	45,181	56,205	46,899
Search	17,510	44,283	83,486
Emerging & Other	(35,995)	(14,366)	(69,942)
Total Segment Adjusted EBITDA	$467,431	$427,357	$279,071
_____________________
(n)    The year ended December 31, 2023 includes impairment charges of $44.7 million related to unoccupied leased office space at Dotdash Meredith Other. See “Note 2—Summary of Significant Accounting Policies” for additional information.
(o)    The year ended December 31, 2022 includes $32.2 million, $33.4 million and $7.6 million of restructuring charges and $1.1 million, $1.4 million and $4.7 million of transaction-related expenses in connection with the 2021 acquisition of Meredith at Dotdash Meredith Digital, Print and Other, respectively. See “Note 17—Dotdash Meredith Restructuring Charges, Transaction-Related Expenses and Change-in-Control Payments” for additional information.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table reconciles total Segment Adjusted EBITDA to (loss) earnings from continuing operations before income taxes:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Total Segment Adjusted EBITDA	$467,431	$427,357	$279,071
Corporate Adjusted EBITDA loss	(87,742)	(90,873)	(79,521)
Stock-based compensation expense	(112,523)	(117,181)	(123,476)
Depreciation	(126,890)	(175,096)	(130,986)
Amortization of intangibles	(144,506)	(295,970)	(307,718)
Acquisition-related contingent consideration fair value adjustments	—	—	612
Goodwill impairment	—	(9,000)	(112,753)
Interest expense	(155,888)	(157,632)	(110,165)
Unrealized (loss) gain on investment in MGM Resorts International	(649,178)	721,668	(723,515)
Other income (expense), net	116,897	63,862	(217,785)
(Loss) earnings from continuing operations before income taxes	$(692,399)	$367,135	$(1,526,236)
Capital Expenditures
The following table presents capital expenditures as viewed by the CODM:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Capital expenditures:
Dotdash Meredith	$14,293	$10,370	$12,885
Angi	50,492	47,780	115,479
Care.com	510	2,039	9,911
Search	—	—	17
Emerging & Other	—	7	1,071
Corporate	211	81,168	390
Total	$65,506	$141,364	$139,753
Asset information is not provided to the Company’s CODM as that information is not used in the allocation of resources or in assessing the performance of the Company’s segments.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Geographic Information
Geographic information about revenue and long-lived assets is presented below. Revenue by geography is based on where the customer is located.

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Revenue:
United States	$3,374,726	$3,798,229	$4,720,504
All other countries	432,507	567,006	514,776
Total	$3,807,233	$4,365,235	$5,235,280

	December 31,
	2024	2023
	(In thousands)
Long-lived assets (excluding goodwill and intangible assets):
United States	$639,898	$743,914
All other countries	8,040	10,964
Total	$647,938	$754,878
NOTE 10—STOCK-BASED COMPENSATION
IAC currently has one active plan (the “Plan”) under which stock-based awards denominated in shares of or stock-based awards settleable in IAC common stock have been and may be granted. The Plan has a stated term of ten years. The Plan does not specify grant dates or vesting schedules of awards as those determinations have been delegated to the Compensation and Human Resources Committee of IAC's Board of Directors (the “Committee”). Each grant agreement reflects the vesting schedule for that grant as determined by the Committee. There are also outstanding stock-based awards that were granted under older plans that have since expired or been discontinued. The Plan provides for grants of stock options to acquire shares of IAC common stock (the exercise price of stock options granted will not be less than the market price of the Company's common stock on the grant date), RSUs denominated in shares of IAC common stock, including those that may be linked to the achievement of the Company's stock price, known as market-based awards (“MSUs”) and those that may be linked to the achievement of a performance target, known as performance-based awards (“PSUs”), restricted stock, as well as other equity awards, including those denominated or settleable in IAC shares. The Plan authorizes the Company to grant awards to its employees, officers, directors and consultants. At December 31, 2024, there are 29.9 million IAC common shares of stock reserved for future issuance under this plan.
IAC Denominated Stock-based Awards
IAC Restricted Common Stock
On November 5, 2020, the Company entered into a ten-year employment agreement and a Restricted Stock Agreement (the “RSA Agreement”) with Joseph Levin, IAC's Chief Executive Officer (“CEO”). The RSA Agreement provided for a grant of 3.0 million shares of IAC restricted common stock.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On January 13, 2025, the Company and Mr. Levin entered into an Employment Transition Agreement (the “Agreement”) pursuant to which the Employment Agreement, by and between Mr. Levin and the Company, dated November 5, 2020 (“Employment Agreement”), and the Amended and Restated RSA, dated June 7, 2021 were terminated, except as provided in Section 6 of the RSA Agreement. As a result, the 3.0 million shares of IAC restricted stock granted to Mr. Levin pursuant to the RSA Agreement were forfeited by Mr. Levin. Accordingly, the cumulative previously recognized stock-based compensation expense of $60.0 million recognized by the Company with respect to the restricted stock will be reversed in the quarter ending March 31, 2025. Of the $60.0 million of stock-based compensation expense that will be reversed, $10.2 million was recognized by Angi as it was attributable to the period from October 10, 2022 through April 8, 2024 when Mr. Levin served as CEO of Angi.
Pursuant to the Agreement, the Company transferred 5.0 million shares of Angi held by the Company to Mr. Levin and paid $9.3 million to satisfy applicable tax withholding obligations.
The Company will record $14.9 million of stock-based compensation expense with respect to the transfer of shares of Angi to Mr. Levin and $0.1 million of stock-based compensation expense with respect to the extension of the exercise period of certain IAC stock options in the quarter ending March 31, 2025 as provided in the Agreement.
IAC Restricted Stock Units
Broad based RSU awards issued through December 31, 2024 generally cliff-vest after a five-year period or vest over a four-year period from the grant date. There are no MSU or PSU awards outstanding at December 31, 2024 and 2023.
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
Unvested RSUs outstanding at December 31, 2024 and changes during the period ended December 31, 2024 are as follows:

	RSUs
	Number of Shares	Weighted Average Grant Date Fair Value
	(Shares in thousands)
Unvested at January 1	1,822	$82.28
Granted	351	51.29
Vested	(360)	74.45
Forfeited	(105)	74.27
Unvested at December 31	1,708	$78.06
The Company currently settles RSU awards on a net basis, with the award holder entitled to receive IAC shares equal to the number of RSUs vesting less a number of shares with a value equal to the required cash tax withholding payment, which will be paid by the Company. The number of IAC common shares that would be required to net settle RSUs outstanding at February 7, 2025 is 0.9 million shares. In addition, withholding taxes, which will be paid by the Company on behalf of the employees upon vesting, would have been $34.0 million at February 7, 2025, assuming a 50% withholding rate.
The weighted average fair value of RSUs granted for the years ended December 31, 2024, 2023 and 2022, based on market prices of IAC's common stock on the grant date, was $51.29, $53.41 and $114.27, respectively.
The total fair value of RSUs that vested for the years ended December 31, 2024, 2023 and 2022 was $26.8 million, $8.3 million and $12.7 million, respectively.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

IAC Stock Options
All outstanding stock options are fully vested.
Stock options outstanding at December 31, 2024 and changes during the period ended December 31, 2024 are as follows:

	December 31, 2024
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
	(Shares and intrinsic value in thousands)
Options Outstanding at January 1	2,570	$14.23
Granted	—	—
Exercised	(121)	13.74
Forfeited	—	—
Expired	—	—
Options Outstanding at December 31	2,449	$14.25	0.9	$70,756
Options exercisable	2,449	$14.25	0.9	$70,756
The aggregate intrinsic value in the table above represents the difference between IAC's closing stock price on the last trading day of 2024 and the exercise price, multiplied by the number of in-the-money options that would have been exercised had all option holders exercised their options on December 31, 2024. The total intrinsic value of IAC stock options exercised during the years ended December 31, 2024, 2023 and 2022 was $5.1 million, $11.3 million and $3.4 million, respectively.
The following table summarizes the information about stock options outstanding and exercisable at December 31, 2024:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding at December 31, 2024	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Exercisable at December 31, 2024	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
	(Shares in thousands)
Less than $10.00	426	1.2	$8.61	426	1.2	$8.61
$10.01 to $15.00	552	0.3	13.71	552	0.3	13.71
$15.01 to $20.00	1,471	1.0	16.09	1,471	1.0	16.09
	2,449	0.9	$14.25	2,449	0.9	$14.25
The fair value of stock option awards, with the exception of market-based awards, is estimated on the grant date using the Black-Scholes option pricing model. The Black-Scholes option pricing model incorporates various assumptions, including expected volatility, risk-free interest rate and expected term.
The Company has the discretion to settle IAC stock options net of withholding tax and exercise price or require the award holder to pay its share of the withholding tax, which he or she may do so by selling IAC common shares. The aggregate intrinsic value of IAC's stock options outstanding as of February 7, 2025, is $66.7 million. Assuming all stock options outstanding on February 7, 2025 were net settled on that date, the Company would have issued 0.8 million common shares and would have remitted $33.4 million in cash for withholding taxes (assuming a 50% withholding rate). Assuming all stock options outstanding on February 7, 2025 were settled through the issuance of a number of IAC common shares equal to the number of stock options exercised, the Company would have issued 2.4 million common shares and would have received $34.8 million in cash proceeds.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock-based Awards Denominated in the Shares of Certain Subsidiaries
Non-publicly traded Subsidiaries
The following description excludes awards denominated in Angi shares.
The Company has granted stock settled stock appreciation rights to employees and management that are denominated in the equity of certain non-publicly traded subsidiaries of the Company. These equity awards vest over a period of years or upon the occurrence of certain prescribed events. The value of the stock settled stock appreciation rights is tied to the value of the common stock of these subsidiaries. Accordingly, these interests only have value to the extent the relevant business appreciates in value above the initial value utilized to determine the exercise price. These interests can have significant value in the event of significant appreciation. The fair value of these interest is generally determined by the Board of Directors of the applicable subsidiary, which will occur at various dates through 2030. These equity awards are settled on a net basis, with the award holder entitled to receive a payment in IAC common shares equal to the intrinsic value of the award at exercise less an amount equal to the required cash tax withholding payment, which will be paid by the Company. The number of IAC common shares ultimately needed to settle these awards may vary significantly from the estimated number below as a result of both movements in our stock price and a determination of fair value of the relevant subsidiary that is different than our estimate. The expense associated with these equity awards is initially measured at fair value at the grant date and is expensed as stock-based compensation over the vesting term. The number of IAC common shares that would be required to settle these interests at current estimated fair values, including vested and unvested interests, at February 7, 2025 is 0.6 million shares. Withholding taxes, which will be paid by the Company on behalf of the employees upon exercise, would have been $25.8 million at February 7, 2025, assuming a 50% withholding rate.

Angi
Angi currently settles all of its equity awards on a net basis. Certain Angi stock appreciation rights issued prior to the transaction resulting in formation of Angi in 2017 (the “Combination”) are settleable in either shares of Angi common stock or shares of IAC common stock at IAC's option. If settled in IAC common stock, Angi reimburses IAC in shares of its common stock. At February 7, 2025 these awards are out of the money and have no intrinsic value. Certain equity awards denominated in shares of an Angi subsidiary may be settled in either shares of Angi common stock or IAC common stock at IAC's option. The aggregate intrinsic value of the subsidiary denominated equity awards at February 7, 2025 is $5.6 million ($4.4 million for awards currently vested and $1.2 million for awards currently unvested); assuming these awards were net settled on that date, the withholding taxes that would be payable by Angi on behalf of the employees are $2.8 million, assuming a 50% withholding rate, and Angi would have issued 1.6 million shares of its common stock. If IAC elects to settle the vested subsidiary denominated equity awards outstanding IAC would have issued 0.1 million shares of its common stock. To the extent shares of IAC common stock are issued in settlement of these awards, Angi is obligated to reimburse IAC for the cost of those shares by issuing shares of Angi common stock. The aggregate intrinsic value of all other Angi equity awards, including stock options and RSUs at February 7, 2025 is $41.3 million; assuming these awards were net settled on that date, the withholding taxes that would be payable by Angi on behalf of the employees are $19.2 million, assuming a 50% withholding rate, and Angi would have issued 12.5 million shares of its common stock.
Forfeitures and Unrecognized Compensation Cost
The amount of stock-based compensation expense recognized in the statement of operations is net of estimated forfeitures. The forfeiture rate is estimated at the grant date based on historical experience and revised, if necessary, in subsequent periods if actual forfeitures differ from the estimated rate. The expense ultimately recorded is for the awards that vest. At December 31, 2024, there is $206.8 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, including Angi, which is expected to be recognized over a weighted average period of approximately 3.6 years. Included in the aforementioned unrecognized compensation costs at December 31, 2024 is $81.0 million of unrecognized compensation costs related to Mr. Levin's restricted stock award that was forfeited in January 2025 in connection with his Employment Transition Agreement. Excluding Mr. Levin's restricted stock award, there was $125.8 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 2.1 years. The amount of unrecognized compensation cost, net of estimated forfeitures, at December 31, 2024 related to Angi is $36.5 million.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tax Benefits
The total income tax benefit recognized in the statement of operations for the years ended December 31, 2024, 2023 and 2022 related to all stock-based compensation expense is $13.6 million, $17.2 million and $20.0 million, respectively.
The aggregate income tax benefit recognized related to the exercise of stock options for the years ended December 31, 2024, 2023 and 2022, is $2.0 million, $4.0 million and $1.7 million, respectively. There may be some delay in the timing of the realization of the cash benefit of the income tax deductions related to stock-based compensation because it will be dependent upon the amount and timing of future taxable income and the timing of estimated income tax payments.
NOTE 11—PENSION AND POST-RETIREMENT BENEFIT PLANS
Pension and Post-Retirement Plans
In connection with the 2021 acquisition of Meredith, the Company assumed the obligations under Meredith’s various pension plans. The plans include U.S. noncontributory pension plans that cover substantially all employees who were employed by Meredith prior to January 1, 2018. There are two international pension plans in the U.K., including the IPC Plan. The international plans have no active participants. The two U.S. and two U.K. plans consist of a qualified (funded) plan and a nonqualified (unfunded) plan in each country. These plans provide participants with retirement benefits in accordance with benefit provision formulas. The unfunded pension plans provide retirement benefits to certain highly compensated employees. The Company also assumed Meredith's defined healthcare and life insurance plans that provide benefits to eligible employees upon their retirement.
U.S. Pension Plans and Post-Retirement Plan
On December 28, 2024, Dotdash Meredith amended the domestic unfunded pension plan to freeze active participation as of December 31, 2024. All plan participants will continue as participants in this plan with respect to their accrued benefits until their accrued benefits are distributed to them or their beneficiaries. The plan was closed to new participants as of December 31, 2022, and participant's covered compensation was frozen effective December 31, 2024. Participants continue to receive interest accumulation pursuant to the terms of the plan. Because the plan is unfunded, Dotdash Meredith will make benefit payments to the participants once they reach their benefit eligibility date.
Dotdash Meredith froze and terminated the domestic funded pension plan as of December 31, 2022. The last of the required customary regulatory approvals of the termination of this plan was received in February 2024. In connection with the termination of this plan, the liabilities were settled through a combination of (i) lump sum payments to eligible participants who elected to receive them and (ii) the purchase of annuity contracts for participants who either did not elect lump sums or were already receiving benefits. During 2024, the domestic funded pension plan’s remaining assets of $16.0 million were transferred to a suspense account in the trust for the IAC Inc. Retirement Savings Plan (the “IAC Plan”), a qualified retirement plan (“QRP”). In accordance with Internal Revenue Service (“IRS”) requirements, assets in the suspense account are to be allocated to active Dotdash Meredith participants in the IAC Plan no less than ratably over a period not to exceed seven years, which may be accelerated. During the third quarter of 2024, Dotdash Meredith made its first asset allocation under the IRS requirements, in the amount of $2.3 million, and expects to allocate the remaining funds in 2025. The assets transferred to the QRP are restricted in nature and considered to be a Level 2 investment in the fair value hierarchy. The remaining assets in the QRP are reflected as a retirement investment fund in “Other current assets” in the balance sheet as of December 31, 2024.
In addition, Dotdash Meredith provides health care benefits for certain employees in the U.S. upon their retirement. This plan is the only plan with active participants that are accruing benefits based upon service and the expected cost of which is accrued over the period that the employees render services; this plan is funded as claims are paid.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

U.K. Pension Plans
The IPC plan and the unfunded international plan relate to certain Meredith operations that were sold prior to the Company’s 2021 acquisition of Meredith; Meredith retained the pension obligations related to these operations. On July 28, 2022, following approval by the trustees of the IPC Plan, the IPC Plan entered into an annuity contract with a private limited life insurance company covering all IPC Plan participants who were not covered by an annuity contract entered into in May 2020. The annuity contracts are designed to provide payments equal to all future designated contractual benefit payments. The value of the annuity contracts and the liabilities with respect to participants are expected to match. Dotdash Meredith remains responsible for paying pension benefits to the IPC Plan participants. While Dotdash Meredith currently does not expect to be required to make additional contributions to the IPC Plan, this may change based upon future events or as additional information becomes available.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Obligations and Funded Status
Change in Net Assets/Liabilities
The following tables present changes in, and components of, Dotdash Meredith's net assets/liabilities for pension and other post-retirement benefits:

	Year Ended December 31, 2024			Year Ended December 31, 2023
	Pension		Post-Retirement	Pension		Post-Retirement
	Domestic	International	Domestic	Domestic	International	Domestic
	(In thousands)
Change in benefit obligation
Benefit obligation, beginning of year	$56,722	$488,269	$4,248	$72,988	$467,829	$4,473
Service cost	202	—	1	211	—	4
Interest cost	1,816	19,288	206	3,140	19,610	231
Net actuarial gain	(7,357)	(62,955)	(370)	(49)	(6,420)	(496)
Benefits paid (including lump sums)	(496)	(18,822)	(43)	(19,568)	(17,796)	36
Settlements	(46,856)	—	—	—	—	—
Curtailment gain	(399)	—	—	—	—	—
Foreign currency exchange rate impact	—	(5,154)	—	—	25,046	—
Benefit obligation, end of year	$3,632	$420,626	$4,042	$56,722	$488,269	$4,248
Change in plan assets
Fair value of plan assets, beginning of year	$62,008	$488,701	$—	$78,199	$467,891	$—
Actual return on plan assets	823	(45,117)	—	2,765	13,728	—
Employer contributions	489	172	—	612	163	—
Benefits paid (including lump sums)	(496)	(18,822)	—	(19,568)	(17,796)	—
Settlements	(46,856)	—	—	—	—	—
Transfer to QRP	(15,968)	—	—	—	—	—
Foreign currency exchange rate impact	—	(4,971)	—	—	24,715	—
Fair value of plan assets, end of year	$—	$419,963	$—	$62,008	$488,701	$—
(Under) over funded status, end of year	$(3,632)	$(663)	$(4,042)	$5,286	$432	$(4,248)

Benefits paid directly from Dotdash Meredith assets for the unfunded domestic and international plans and the post-retirement plan are included both in employer contributions and benefits paid.
Domestic Plans
The over funded status as of December 31, 2023 was the result of the decision to freeze and terminate the funded plan, which shifted the investment strategy of the plan until the eventual distribution to the plan participants in 2024 discussed above.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

International Plans
The international pension plans primarily consist of the IPC Plan. All IPC Plan participants are covered by the annuity contracts referenced above, which are held with a private limited life insurance company. As described above, the full benefits under the plan have been annuitized, which resulted in the limited change in the (under) over funded status of the international plans during the years ended December 31, 2024 and 2023.
Balance Sheet Classification
The following amounts are recognized in the December 31, 2024 and 2023 balance sheet, respectively:

	December 31,
	2024			2023
	Pension		Post-Retirement	Pension		Post-Retirement
	Domestic	International	Domestic	Domestic	International	Domestic
	(In thousands)
Other current assets
Prepaid benefit cost	$—	$3,275	$—	$—	$4,850	$—
Other non-current assets
Prepaid benefit cost	—	—	—	10,225	—	—
Accrued expenses and other current liabilities
Accrued benefit liability	(1,619)	(186)	(432)	(1,430)	(4,418)	(433)
Other long-term liabilities
Accrued benefit liability	(2,013)	(3,752)	(3,610)	(3,509)	—	(3,815)
Net amount recognized	$(3,632)	$(663)	$(4,042)	$5,286	$432	$(4,248)
The accumulated benefit obligation for the domestic defined benefit pension plans was $3.6 million and $56.1 million at December 31, 2024 and 2023, respectively. The accumulated benefit obligation for the international defined benefit pension plans was $420.6 million and $488.3 million at December 31, 2024 and 2023, respectively.
Accumulated and Projected Benefit Obligations
The following table provides information about pension plans with projected benefit obligations and accumulated benefit obligations in excess of plan assets:

	December 31,
	2024		2023
	Domestic	International	Domestic	International
	(In thousands)
Projected benefit obligation	$3,632	$3,938	$4,939	$4,419
Accumulated benefit obligation	$3,632	$3,938	$4,290	$4,419
Fair value of plan assets	$—	$—	$—	$—

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Costs
The components of net periodic benefit (credit) cost recognized in the statement of operations were as follows:

	Year Ended December 31, 2024			Year Ended December 31, 2023			Year Ended December 31, 2022
	Pension		Post-Retirement	Pension		Post-Retirement	Pension		Post-Retirement
	Domestic	International	Domestic	Domestic	International	Domestic	Domestic	International	Domestic
	(In thousands)
Service cost	$202	$—	$1	$211	$—	$4	$3,562	$—	$7
Interest cost	1,816	19,288	206	3,140	19,610	231	4,372	15,014	262
Expected return on plan assets	(1,293)	(19,289)	—	(1,881)	(19,586)	—	(2,748)	(16,857)	—
Actuarial (gain) loss recognition	(6,887)	1,272	(370)	(932)	(225)	(496)	8,154	208,957	(3,717)
Settlement	—	—	—	—	—	—	(918)	—	(3,037)
Curtailment gain	(399)	—	—	—	—	—	(3,060)	—	—
Net periodic benefit (credit) cost	$(6,561)	$1,271	$(163)	$538	$(201)	$(261)	$9,362	$207,114	$(6,485)
The domestic pension plans actuarial gain for the year ended December 31, 2024 primarily relates to the final annuity contract pricing and lump sum payments for the funded plan, partially offset by investment performance and plan expenses. The curtailment gain was triggered by the freeze of the unfunded plan discussed above. For the domestic pension and post-retirement plans, the curtailment and settlement gains during the year ended December 31, 2022 were triggered by the freeze and termination events described above, as well as the discontinuation of a life insurance plan.
The international pension plans actuarial loss for the year ended December 31, 2022 is the result of higher interest rates with the decline in the value of plan assets exceeding the benefit of the reduction in the plan obligation.
The components of net periodic benefit (credit) cost, other than the service cost component, are included in “Other income (expense), net” in the statement of operations.
Assumptions
Benefit obligations were determined using the following weighted average assumptions:

	Year Ended December 31, 2024			Year Ended December 31, 2023
	Pension		Post-Retirement	Pension		Post-Retirement
	Domestic	International	Domestic	Domestic	International	Domestic
Discount rate	5.27%	4.99%	5.55%	5.19%	4.06%	5.11%
Rate of compensation increase	2.96%	N/A	3.50%	2.90%	N/A	3.50%
Cash balance interest credit rate	2.39%	N/A	N/A	2.39%	N/A	N/A

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net periodic benefit (credit) cost were determined using the following weighted average assumptions:

	Year Ended December 31, 2024			Year Ended December 31, 2023			Year Ended December 31, 2022
	Pension		Post-Retirement	Pension		Post-Retirement	Pension		Post-Retirement
	Domestic	International	Domestic	Domestic	International	Domestic	Domestic	International	Domestic
Discount rate	5.36%	4.06%	5.11%	5.48%	4.13%	5.46%	3.28%	1.67%	2.61%
Expected return on plan assets	5.22%	4.06%	N/A	4.48%	4.12%	N/A	2.80%	1.90%	N/A
Rate of compensation increase	2.90%	N/A	3.50%	2.99%	N/A	3.50%	2.95%	N/A	3.50%
Cash balance interest credit rate	2.39%	N/A	N/A	2.39%	N/A	N/A	3.65%	N/A	N/A

The assumed healthcare trend rates used to measure the expected cost of benefits for the post-retirement plan were as follows:

	December 31,
	2024	2023	2022
Initial level	6.50%	6.00%	6.25%
Ultimate level	5.00%	5.00%	5.00%
Years to ultimate level	6	4	5

Since Dotdash Meredith utilizes the mark-to-market approach to account for pension and post-retirement benefits, the expected long-term rate of return on assets has no effect on the overall amount of net periodic benefit (credit) cost recorded for the year. The expectation for the U.K. annuity contracts represents the implied yields for those contracts.
The market-related value of plan assets is multiplied by the expected long-term rate of return on assets to compute the expected return on plan assets, a component of net periodic benefit (credit) cost. The market-related value of plan assets is fair value.
Plan Assets
Due to the decision to freeze and terminate the domestic funded pension plan in 2022, the plan fiduciaries shifted the investment strategy to seek to preserve capital to protect the strong funded status, manage liquidity to align with potential benefit commencements and optimize yield to take advantage of the rising interest rate environment. The plan initially adopted a fixed income ladder investment strategy through which most of the plan assets were invested in U.S. Treasury securities of various maturities and a money market fund that invests mostly in U.S. Treasury securities. During 2023, principally all of the plan assets were reinvested in the money market fund as the U.S. Treasury securities matured in an effort to increase liquidity. These cash and cash equivalents that represent the investment balance in the U.S. represented Level 1 fair value measurements during 2023 and up until they were fully paid out during 2024. Refer to “Note 2—Summary of Significant Accounting Policies” for a discussion of the three levels in the hierarchy of fair values.
The investments of the IPC Plan as of December 31, 2024 and 2023 primarily include insurance annuity contracts and cash and cash equivalents. Refer to further discussion of the insurance annuity contracts above.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair value measurements for the international pension plan assets were as follows:

	December 31, 2024
	Level 1	Level 2	Level 3	Total Fair Value Measurements
	(In thousands)
Cash and cash equivalents	$6,384	$—	$—	$6,384
Fixed income	—	—	332	332
Insurance annuity contracts	—	—	413,247	413,247
Total assets at fair value	$6,384	$—	$413,579	$419,963

	December 31, 2023
	Level 1	Level 2	Level 3	Total Fair Value Measurements
	(In thousands)
Cash and cash equivalents	$8,199	$—	$—	$8,199
Fixed income	—	—	399	399
Insurance annuity contracts	—	—	480,103	480,103
Total assets at fair value	$8,199	$—	$480,502	$488,701
The annuity contracts held by the IPC Plan are valued using significant unobservable inputs.
The following table provides a reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Year Ended December 31,
	2024	2023
	(In thousands)
Balance at January 1	$480,502	$460,278
Settlements	(18,899)	(17,378)
Change in fair value	(44,238)	12,915
Foreign currency translation	(3,786)	24,253
Other	—	434
Balance at December 31	$413,579	$480,502
There were no transfers in or out of Level 3 investments for the years ended December 31, 2024 and 2023.
Cash Flows
While Dotdash Meredith currently does not expect to be required to make any additional contributions to the IPC Plan, Dotdash Meredith has deposited amounts into an escrow account for the benefit of the IPC Plan that total £5.7 million at December 31, 2024.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following benefit payments, which will primarily be made from funded plans internationally, are expected to be paid:

	Pension Benefits		Post-Retirement Benefits
	Domestic	International	Domestic
Year Ending December 31,	(In thousands)
2025	$1,662	$16,067	$444
2026	303	16,886	415
2027	269	17,798	395
2028	439	18,669	378
2029	238	19,568	365
2030-2034	922	112,082	1,544
Net amount recognized, end of year	$3,833	$201,070	$3,541

Defined Contribution Plans
IAC Inc. Retirement Savings Plan
IAC employees in the U.S. can elect to participate in a retirement savings program, the IAC Plan, that qualifies under Section 401(k) of the Internal Revenue Code. Under the IAC Plan, participating employees may contribute up to 50% of their eligible compensation, but not more than statutory limits. The Company matches 100% of the first 10% of an employee's pre-tax or Roth contribution, subject to IRS limits on the Company's matching contribution maximum, that a participant contributes to the IAC Plan, with certain exceptions at Dotdash Meredith and Angi. Dotdash Meredith matches 100% of the first 5% of pre-tax or Roth contributions for employees who were previously under the Meredith Savings and Investment Plan (the “Meredith Plan”), described below, and any U.S. Dotdash Meredith employees hired after January 1, 2023. Angi matches fifty cents for each dollar a participant contributes in the IAC Plan, with a maximum contribution of 3% of a participant's eligible compensation. The IAC Plan generally limits Company matching contributions to a maximum of $10,000 per participant on an annual basis. Matching contributions to the IAC Plan for the years ended December 31, 2024, 2023 and 2022 were $36.6 million, $36.1 million and $25.6 million, respectively. Matching contributions are invested in the same manner as each participant's voluntary contributions in the investment options provided under the IAC Plan. An investment option in the IAC Plan is IAC common stock, but neither participant nor matching contributions are required to be invested in IAC common stock. The increase in matching contributions in 2023 is the result of the Meredith Plan merger with additional employees covered by the IAC Plan. The IAC Plan also provides for a discretionary matching contribution and/or a discretionary profit-sharing contribution, each of which is made on an annual basis and is subject to a last day of the plan year allocation requirement (with exceptions for retirement, death, or disability). There was no such discretionary matching contribution or discretionary profit-sharing contribution for the years ended December 31, 2024, 2023 and 2022.
IAC also has or participates in various benefit plans, principally defined contribution plans, for its international employees. IAC's contributions to these plans for the years ended December 31, 2024, 2023 and 2022 were $1.5 million, $1.4 million and $1.1 million, respectively.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Meredith Savings and Investment Plan
In connection with the 2021 acquisition of Meredith, the Company assumed the Meredith Plan, its U.S. defined contribution savings plan, which allowed eligible employees to contribute a percentage of their salary, commissions and bonuses in accordance with plan limitations and provisions of Section 401(k) of the Internal Revenue Code. Dotdash Meredith made matching contributions to the Meredith plan subject to the plan limits. Effective January 1, 2023, Dotdash Meredith, as permitted by the relevant IAC Plan documents, merged the Meredith Plan into the IAC Plan.

Under the Meredith Plan, prior to the merge of plans effective January 1, 2023, Dotdash Meredith matched 100% of the first 4% and 50% of the next 1% of employee contributions for employees eligible for Dotdash Meredith’s pension benefits and 100% of the first 5% for employees ineligible for the Company’s pension benefits. Matching contributions to the Meredith Plan for the year ended December 31, 2022 was $10.4 million.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—INCOME TAXES
U.S. and foreign (loss) earnings before income taxes and noncontrolling interests are as follows:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
U.S.	$(719,791)	$353,188	$(1,320,332)
Foreign	27,392	13,947	(205,904)
Total	$(692,399)	$367,135	$(1,526,236)
The components of the income tax provision (benefit) are as follows:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Current income tax provision:
Federal	$1,888	$1,474	$777
State	7,498	8,998	4,712
Foreign	12,582	9,554	1,182
Current income tax provision	21,968	20,026	6,671

Deferred income tax (benefit) provision:
Federal	(128,443)	79,941	(252,022)
State	(21,255)	9,153	(44,335)
Foreign	(31,339)	(302)	(41,401)
Deferred income tax (benefit) provision	(181,037)	88,792	(337,758)
Income tax (benefit) provision	$(159,069)	$108,818	$(331,087)
A reconciliation of the income tax provision (benefit) to the amounts computed by applying the statutory federal income tax rate to earnings before income taxes is shown as follows:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Income tax (benefit) provision at the federal statutory rate of 21%	$(145,404)	$77,098	$(320,510)
State income taxes, net of effect of federal tax benefit	(14,341)	12,542	(26,708)
Change in judgement on beginning of the year valuation allowance	(34,769)	(240)	3,523
Non-deductible portion of goodwill in the sale of Mosaic	23,839	—	—
Non-deductible executive compensation	10,941	10,383	12,359
Research credit	(10,897)	(11,973)	(19,041)
Change in valuation allowance on capital losses	(8,720)	774	10,010
Non-deductible goodwill impairment	—	1,659	15,764
Deferred tax adjustment for enacted changes in tax laws and rates	389	407	(7,152)
Other, net	19,893	18,168	668
Income tax (benefit) provision	$(159,069)	$108,818	$(331,087)

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The tax effects of cumulative temporary differences that give rise to significant deferred tax assets and deferred tax liabilities are presented below. The valuation allowance relates to deferred tax assets for which it is more likely than not that the tax benefit will not be realized.

	December 31,
	2024	2023
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$375,385	$435,318
Capitalized research & development expenditures	120,456	91,550
Long-term lease liabilities	97,932	112,178
Tax credit carryforwards	74,512	72,369
Accrued expenses	56,800	53,551
Other	85,761	101,356
Total deferred tax assets	810,846	866,322
Less: valuation allowance	(94,429)	(132,058)
Total deferred tax assets, net of valuation allowance	716,417	734,264

Deferred tax liabilities:
Investment in MGM Resorts International	(230,499)	(383,170)
Investment in subsidiaries	(223,780)	(226,898)
Intangible assets, net of accumulated amortization	(157,666)	(174,933)
Right-of-use assets	(61,673)	(71,531)
Other	(26,736)	(40,668)
Total deferred tax liabilities	(700,354)	(897,200)
Net deferred tax assets (liabilities)	$16,063	$(162,936)
At December 31, 2024, the Company had both U.S. federal and state net operating losses (“NOLs”) of $1.1 billion, available to offset future income. Federal NOLs of $1.1 billion can be carried forward indefinitely. State NOLs of $0.1 billion can be carried forward indefinitely and $1.0 billion, if not utilized, will expire at various times between 2025 and 2044. Federal and state NOLs of $1.0 billion and $0.8 billion, respectively, can be used against future taxable income without restriction and the remaining NOLs are subject to limitations under Section 382 of the Internal Revenue Code, separate return limitations, and applicable law. At December 31, 2024, the Company had foreign NOLs of $397.1 million available to offset future income. Of these foreign NOLs, $386.0 million can be carried forward indefinitely and $11.1 million, if not utilized, will expire at various times between 2025 and 2044. During 2024, the Company recognized tax benefits related to NOLs of $36.4 million.
At December 31, 2024, the Company had tax credit carryforwards of $97.9 million. Of this amount, $90.1 million relates to credits for research activities, $5.9 million relates to credits for foreign taxes, and $1.9 million relates to various other credits. Of these credit carryforwards, $14.4 million can be carried forward indefinitely and $83.5 million, if not utilized, will expire between 2025 and 2044.
During 2024, the Company's valuation allowance decreased by $37.6 million primarily due to the valuation allowance release for foreign net operating losses (as discussed below), and the realization of previously unbenefited capital losses, partially offset by state NOLs. At December 31, 2024, the Company had a valuation allowance of $94.4 million related to the portion of tax loss carryforwards, tax credits and other items for which it is more likely than not that the tax benefit will not be realized.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Following the purchase of the remaining noncontrolling interests of a foreign subsidiary, we reorganized the related business operations, which resulted in the release of a valuation allowance for foreign net operating losses in the amount of $31.1 million as a discrete item in the third quarter, because we are now forecasting the utilization of these net operating losses within the foreseeable future.
A reconciliation of the beginning and ending amount of unrecognized tax benefits, including penalties but excluding interest, is as follows:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Balance at January 1	$19,002	$16,013	$17,449
Additions for tax positions related to the current year	4,312	5,187	5,557
Settlements	—	(2,505)	(7,100)
Additions for tax positions of prior years	—	1,008	1,715
Reductions for tax positions of prior years	(252)	(701)	(1,608)
Expiration of statutes	(33)	—	—
Balance at December 31	$23,029	$19,002	$16,013
The Company is routinely under audit by federal, state, local and foreign authorities in the area of income tax. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. The Company is not currently under audit by the Internal Revenue Services (“IRS”). Returns filed in various other jurisdictions are open to examination for tax years beginning with 2015. Income taxes payable include unrecognized tax benefits considered sufficient to pay assessments that may result from the examination of prior year tax returns. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may not accurately anticipate actual outcomes and, therefore, may require periodic adjustment. Although management currently believes changes in unrecognized tax benefits from period to period and differences between amounts paid, if any, upon resolution of issues raised in audits and amounts previously provided will not have a material impact on the liquidity, results of operations, or financial condition of the Company, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future.
The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in the income tax provision. At December 31, 2024 and 2023, accruals for interest and penalties are not material.
At December 31, 2024 and 2023, unrecognized tax benefits, including interest and penalties, were $23.8 million and $19.6 million, respectively. Unrecognized tax benefits, including interest and penalties, at December 31, 2024 increased by $4.2 million due primarily to research credits. If unrecognized tax benefits at December 31, 2024 are subsequently recognized, $22.6 million, net of related deferred tax assets and interest, would reduce income tax expense. The comparable amount at December 31, 2023 was $18.6 million. The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease by $0.5 million by December 31, 2025 due to expected settlements and statute expirations, all of which would reduce the income tax provision.
NOTE 13—(LOSS) EARNINGS PER SHARE
The Company treats its common stock and Class B common stock as one class of stock for EPS purposes as both classes of stock participate in earnings, dividends and other distributions on the same basis. The restricted stock award granted to our CEO on November 5, 2020 is a participating security. On January 13, 2025, the restricted stock award was forfeited by Mr. Levin pursuant to the Agreement between Mr. Levin and the Company. For all periods presented in these financial statements, the Company calculated basic EPS using the two-class method since those restricted shares were unvested and had a non-forfeitable dividend right in the event the Company declared a cash dividend on its common shares and would have participated in all other distributions of the Company in the same manner as all other IAC common shares. Diluted EPS is calculated on the most dilutive basis, which excludes stock-based awards that would be anti-dilutive, including the restricted stock award granted to our CEO.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The numerator and denominator of basic and diluted EPS computations for the Company’s common stock and Class B common stock are calculated as follows:

	Year Ended December 31,
	2024	2023	2022
	(In thousands, except per share data)
Basic EPS:
Numerator:
Net (loss) earnings from continuing operations	$(533,330)	$258,317	$(1,195,149)
Net (earnings) loss attributable to noncontrolling interests of continuing operations	(6,567)	7,625	22,285
Net earnings attributed to unvested participating security	—	(9,216)	—
Net (loss) earnings from continuing operations attributable to IAC common stock and Class B common stock shareholders	(539,897)	256,726	(1,172,864)

Earnings from discontinued operations, net of taxes	—	—	2,694
Net earnings attributable to noncontrolling interests of discontinued operations	—	—	—
Net earnings attributed to unvested participating security	—	—	—
Net earnings from discontinued operations attributable to IAC common stock and Class B common stock shareholders	—	—	2,694

Net (loss) earnings attributable to IAC common stock and Class B common stock shareholders	$(539,897)	$256,726	$(1,170,170)

Denominator:
Weighted average basic IAC common stock and Class B common stock shares outstanding(a)	83,130	83,569	86,350

(Loss) Earnings per share:
(Loss) earnings per share from continuing operations attributable to IAC common stock and Class B common stock shareholders	$(6.49)	$3.07	$(13.58)
Earnings per share from discontinued operations, net of tax, attributable to IAC common stock and Class B common stock shareholders	—	—	0.03
(Loss) earnings per share attributable to IAC common stock and Class B common stock shareholders	$(6.49)	$3.07	$(13.55)

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31,
	2024	2023	2022
	(In thousands, except per share data)
Diluted EPS:
Numerator:
Net (loss) earnings from continuing operations	$(533,330)	$258,317	$(1,195,149)
Net (earnings) loss attributable to noncontrolling interests of continuing operations	(6,567)	7,625	22,285
Net earnings attributed to unvested participating security	—	(8,918)	—
Net (loss) earnings from continuing operations attributable to IAC common stock and Class B common stock shareholders	(539,897)	257,024	(1,172,864)

Earnings from discontinued operations, net of taxes	—	—	2,694
Net earnings attributable to noncontrolling interests of discontinued operations	—	—	—
Net earnings attributed to unvested participating security	—	—	—
Net earnings from discontinued operations attributable to IAC common stock and Class B common stock shareholders	—	—	2,694

Net (loss) earnings attributable to IAC common stock and Class B common stock shareholders	$(539,897)	$257,024	$(1,170,170)

Denominator:
Weighted average basic IAC common stock and Class B common stock shares outstanding(a)	83,130	83,569	86,350
Dilutive securities(b)(c)(d)	—	2,895	—
Denominator for earnings per share—weighted average shares(b)(c)(d)	83,130	86,464	86,350

(Loss) earnings per share:
(Loss) earnings per share from continuing operations attributable to IAC common stock and Class B common stock shareholders	$(6.49)	$2.97	$(13.58)
Earnings per share from discontinued operations, net of tax, attributable to IAC common stock and Class B common stock shareholders	—	—	0.03
(Loss) earnings per share attributable to IAC common stock and Class B common stock shareholders	$(6.49)	$2.97	$(13.55)
_____________________
(a)     On November 5, 2020, IAC's CEO was granted a stock-based award in the form of 3.0 million shares of restricted common stock. On January 13, 2025, the restricted stock award was forfeited by Mr. Levin pursuant to the Agreement between Mr. Levin and the Company. See “Note 10—Stock-Based Compensation” for additional information. For all periods presented in these financial statements, the Company calculated EPS using the two-class method since those restricted shares were unvested and had a non-forfeitable dividend right in the event the Company declared a cash dividend on its common shares and would have participated in all other distributions of the Company in the same manner as all other IAC common shares. While the restricted shares are presented as outstanding shares in the balance sheet, these shares are excluded from the weighted average shares outstanding in calculating basic EPS and the allocable portion of net earnings are also excluded. Fully diluted EPS reflects the impact on earnings and fully diluted shares in the manner that is most dilutive.
(b)     IAC has the option to settle certain Angi stock-based awards in its shares. The impact on net earnings relates to the settlement of Angi's dilutive securities in IAC common shares. For the years ended December 31, 2024, 2023 and 2022 these Angi equity awards were anti-dilutive.
(c)     For the years ended December 31, 2024 and 2022, the Company had losses from continuing operations and, as a result, approximately 8.5 million and 7.9 million potentially dilutive securities, respectively, were excluded from computing diluted EPS for each of these periods because the impact would have been anti-dilutive. Accordingly, the weighted average basic shares outstanding were used to compute the EPS amounts for the years ended December 31, 2024 and 2022.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(d)     If the effect is dilutive, weighted average common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and subsidiary denominated equity and vesting of restricted common stock, restricted stock units (“RSUs”) and market-based awards (“MSUs”). For the year ended December 31, 2023, 3.6 million of potentially dilutive securities were excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive.

NOTE 14—FINANCIAL STATEMENT DETAILS
Cash and Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the balance sheet to the total amounts shown in the statement of cash flows:

	December 31, 2024	December 31, 2023	December 31, 2022	December 31, 2021
	(In thousands)
Cash and cash equivalents	$1,798,170	$1,297,445	$1,417,390	$2,118,730
Restricted cash included in other current assets	8,974	8,539	1,165	1,941
Restricted cash included in other non-current assets	111	257	7,514	1,193
Total cash and cash equivalents and restricted cash as shown on the statement of cash flows	$1,807,255	$1,306,241	$1,426,069	$2,121,864
Restricted cash included in “Other current assets” in the balance sheet at December 31, 2024 and December 31, 2023 primarily consist of cash held in escrow related to the funded pension plan in the U.K. and cash held related to insurance programs at Care.com.
Restricted cash included in “Other current assets” in the balance sheet at December 31, 2022 primarily consists of cash held related to insurance programs at Care.com. Restricted cash included in “Other non-current assets” in the balance sheet at December 31, 2022 primarily consists of cash held in escrow related to the funded pension plan in the U.K. as well as a check endorsement guarantee at Roofing within Emerging & Other and deposits related to leases.
Restricted cash included in “Other current assets” in the balance sheet at December 31, 2021 primarily consists of cash held in escrow related to the funded pension plan in the U.K. Restricted cash included in “Other non-current assets” in the balance sheet at December 31, 2021 consists of deposits related to leases and a check endorsement guarantee at Roofing within Emerging & Other.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Credit Losses
The following table presents the changes in the allowance for credit losses:

	Year Ended December 31,
	2024	2023
	(In thousands)
Balance at January 1	$32,379	$50,971
Current period provision for credit losses	61,949	87,729
Write-offs charged against the allowance	(73,825)	(104,764)
Recoveries collected	5,384	5,227
Sale of a business	—	(6,958)
Other	2,026	174
Balance at December 31	$27,913	$32,379
Other current assets

	December 31,
	2024	2023
	(In thousands)
Prepaid expenses	$51,802	$91,118
Other	115,373	166,381
Other current assets	$167,175	$257,499

Buildings, land, capitalized software, equipment and leasehold improvements, net

	December 31,
	2024	2023
	(In thousands)
Capitalized software	$291,165	$299,763
Buildings	165,700	160,567
Equipment (including furniture)	136,881	160,991
Leasehold improvements	92,324	108,273
Land	86,045	86,032
Projects in progress	40,187	13,911
Total gross carrying amount	812,302	829,537
Accumulated depreciation and amortization	(419,541)	(374,256)
Buildings, land, capitalized software, equipment and leasehold improvements, net	$392,761	$455,281

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accrued expenses and other current liabilities

	December 31,
	2024	2023
	(In thousands)
Accrued employee compensation and benefits	$199,398	$180,384
Customer deposit liability	118,464	118,522
Accrued advertising expense	62,705	56,055
Other	300,066	316,566
Accrued expenses and other current liabilities	$680,633	$671,527

Other income (expense), net

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Interest income	$86,495	$71,114	$24,916
Unrealized increase (decrease) in the estimated fair value of a warrant	20,393	2,832	(62,495)
Net realized gain (loss) on sales of businesses and investments and (downward) upward adjustments to the carrying value of equity securities without readily determinable fair values(a)(b)(c)	10,373	(19,201)	59,299
Net periodic pension benefit credit (costs), other than the service cost component(d)	5,656	139	(206,422)
Unrealized gain (loss) related to marketable equity securities	121	(145)	(20,342)
Dotdash Meredith Credit Agreement amendment fees(e)	(3,453)	—	—
Foreign exchange (losses) gains, net	(2,588)	1,528	(8,503)
Other	(100)	7,595	(4,238)
Other income (expense), net	$116,897	$63,862	$(217,785)
_____________________
(a) Includes downward and upward adjustments to the carrying value of equity securities without readily determinable fair values. For the years ended December 31, 2024, 2023 and 2022, the Company recorded net downward adjustments of $32.3 million, $20.2 million and $89.1 million, respectively.
(b)    Includes a pre-tax gain of $29.2 million on the sale of assets of Mosaic Group, which was included within Emerging & Other, and was accounted for as a sale of a business, in the year ended December 31, 2024.

(c)    Includes a gain of approximately $132.2 million on the sale of Bluecrew in the year ended December 31, 2022. On November 9, 2022, the Company completed the sale of Bluecrew, which was included within Emerging & Other, to EmployBridge, a provider of light industrial staffing solutions, for cash and stock with the Company becoming a minority shareholder in the combined company.
(d)    Includes pre-tax actuarial gains (losses) of $6.0 million, $1.7 million and $(213.4) million for the years ended December 31, 2024, 2023 and 2022, respectively, related to the pension plans in the U.S. and U.K. See “Note 11—Pension and Post-Retirement Benefit Plans” for additional information.
(e)    Relates to third-party fees in connection with the Amended Dotdash Meredith Credit Agreement entered into on November 26, 2024. See “Note 6—Long-term debt” for additional information.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Supplemental Disclosure of Cash Flow Information:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Cash (paid) received during the year for:
Interest, net(f)	$(150,610)	$(156,172)	$(98,150)
Income tax payments	$(30,635)	$(18,782)	$(16,407)
Income tax refunds	$5,887	$1,667	$3,004
(f)     Includes receipts of $5.0 million and $3.2 million related to the interest rate swaps for the years ended December 31, 2024 and 2023, respectively. See “Note 2—Summary of Significant Accounting Policies” and “Note 6—Long-term Debt” for additional information.
NOTE 15—CONTINGENCIES
In the ordinary course of business, the Company is subject to various lawsuits and other contingent matters. The Company establishes accruals for specific legal and other matters when it determines that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable. Management has also identified certain legal and other matters where it believes an unfavorable outcome is not probable and, therefore, no accrual is established. Although management currently believes that resolving claims against the Company, including claims where an unfavorable outcome is reasonably possible and for which the Company cannot estimate a loss or range of loss, will not have a material impact on the liquidity, results of operations or financial condition of the Company, these matters are subject to inherent uncertainties and management's view of these matters may change in the future. The Company also evaluates other contingent matters, including unrecognized tax benefits and non-income tax contingencies, to assess the likelihood of an unfavorable outcome and estimated extent of potential loss. It is possible that an unfavorable outcome of one or more of these lawsuits or other contingencies could have a material impact on the liquidity, results of operations, or financial condition of the Company. See “Note 12—Income Taxes” for information related to unrecognized tax benefits.
NOTE 16—RELATED PARTY TRANSACTIONS
IAC and Angi
Allocation of CEO Compensation and Certain Expenses
Joseph Levin, CEO of IAC and Chairman of Angi, was CEO of Angi from October 10, 2022 through April 8, 2024. As a result, IAC allocated $2.4 million, $9.4 million and $2.1 million for the years ended December 31, 2024 and 2023 and for the period from October 10, 2022 to December 31, 2022, respectively, in costs to Angi (including salary, benefits, stock-based compensation and costs related to the CEO’s office). These costs were allocated from IAC based upon time spent on Angi by Mr. Levin. Management considers the allocation method to be reasonable. The allocated costs also include costs directly attributable to Angi that were initially paid for by IAC and billed by IAC to Angi.

On April 8, 2024, Jeffrey W. Kip, President of Angi, was appointed to succeed Joseph Levin as CEO of Angi. Mr. Levin remains Chairman of the Angi board of directors. Further on January 13, 2025 and in connection with the Distribution, Mr. Levin will step down from his role as CEO of IAC and become an advisor to the Company on the earlier of the completion of the spin-off of Angi or May 31, 2025. Concurrent with IAC's announcement, Angi announced its appointment of Mr. Levin as Executive Chairman of Angi, effective upon his departure from IAC. See “Note 10—Stock-Based Compensation” and “Note 18—Subsequent Event” for a discussion of the impact the Agreement has on the Company.
The Combination and Related Agreements
The Company and Angi, in connection with the Combination, entered into a contribution agreement, an investor rights agreement, a services agreement, a tax sharing agreement and an employee matters agreement, which collectively govern the relationship between IAC and Angi.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Following the Distribution, Angi will continue to be an independent, publicly traded company and IAC will no longer own any shares of Angi capital stock. The agreements between IAC and Angi that were put in place in connection with the Combination will survive the Distribution in accordance with their terms, with certain exceptions.
The services agreement currently governs services that IAC has agreed to provide to Angi through September 29, 2025, with automatic renewal for successive one year terms, subject to IAC’s continued ownership of a majority of the total combined voting power of Angi’s voting stock and any subsequent extension(s) or truncation(s) agreed to by Angi and IAC. The scope, nature and extent of services may be changed from time to time as Angi and IAC may agree. In connection with the Distribution, Angi and IAC anticipate that they will update the schedule of services provided under the services agreement to reflect the provision of certain services requested by Angi for an agreed period of time following the Distribution, on terms consistent with the services agreement, including Angi’s continued participation in IAC’s U.S. health and welfare plans, 401(k) plan and flexible benefits plan until January 1, 2026.
Pursuant to the employee matters agreement, in the event of a distribution of Angi capital stock to IAC stockholders in a transaction intended to qualify as tax-free for U.S. federal income tax purposes, the Compensation and Human Capital Committee of the IAC Board of Directors has the exclusive authority to determine the treatment of outstanding IAC equity awards. Such authority includes (but is not limited to) the ability to convert all or part of IAC equity awards outstanding immediately prior to any such distribution into equity awards denominated in shares of Angi Class A common stock, which Angi would be obligated to assume and which would be dilutive to Angi stockholders. Following the Distribution, solely for purposes of determining the expiration of options with respect to shares of common stock of one company held by employees of the other company, IAC and Angi employees will be deemed employed by both companies for so long as they continue to be employed by whichever of the companies employs them immediately following the Distribution. IAC expects to terminate the employee matters agreement upon the completion of the Distribution, with Angi’s continued participation in IAC’s U.S. health and welfare plans, 401(k) plan and flexible benefits plan to be covered under the services agreement as described above.
In connection with the Distribution, IAC and Angi anticipate that they will terminate the sub-lease arrangements and investor rights agreement.
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
The Company charged Vimeo rent pursuant to lease agreements of $3.5 million for both the years ended December 31, 2024 and 2023, and $4.6 million for the year ended December 31, 2022. At December 31, 2024 and 2023, the Company had non-current rent receivable amounts of $0.4 million and $0.3 million, respectively, due from Vimeo pursuant to the lease agreements. These amounts are included in “Other non-current assets” in the balance sheet.
IAC and Expedia Group
At December 31, 2024, the Company and Expedia Group each have a 50% ownership interest in two aircraft that may be used by both companies. In the fourth quarter of 2022, the Company and Expedia Group sold a corporate aircraft that was jointly owned for total proceeds of $19.0 million (sales price net of related costs), with each company receiving 50% of the proceeds. Members of the aircraft flight crews are employed by an entity in which the Company and Expedia Group each have a 50% ownership interest. The Company and Expedia Group have agreed to share costs relating to flight crew compensation and benefits pro-rata according to each company’s respective usage of the aircraft, for which they are separately billed by the entity described above. The Company and Expedia are related parties because Mr. Diller serves as Chairman and Senior Executive of both IAC and Expedia Group. For each of the years in the three-year period ended December 31, 2024, the payments made to this entity by the Company were not material.
Expedia Group may also use certain aircraft owned 100% by a subsidiary of the Company on a cost basis. For the years ended December 31, 2024, 2023 and 2022, the payments made by Expedia Group to the Company pursuant to this arrangement were not material.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the second quarter of 2024, the Company and Expedia Group entered into a five-year lease agreement, commencing October 2024, for Expedia Group to occupy office space in the Company's New York City headquarters building. The total payments pursuant to this lease agreement are not material.
NOTE 17—DOTDASH MEREDITH RESTRUCTURING CHARGES, TRANSACTION-RELATED EXPENSES AND CHANGE-IN-CONTROL PAYMENTS
Restructuring Charges
During 2022, Dotdash Meredith management committed to several actions to improve efficiencies and better align its cost structure following the acquisition of Meredith on December 1, 2021, which included: (i) the discontinuation of certain print publications and the shutdown of PeopleTV, for which the related expense was primarily reflected in the first quarter of 2022, (ii) a voluntary retirement program, for which the related expense was primarily reflected in the first half of 2022, (iii) the consolidation of certain leased office space, for which the related expense was reflected in the third quarter of 2022 and (iv) a reduction in force plan, which was announced in the first quarter of 2022. These actions resulted in $80.2 million of restructuring charges incurred for the year ended December 31, 2022. During 2024 and 2023, Dotdash Meredith recorded adjustments related to certain of these restructurings and no liability remains as of December 31, 2024.
A summary of the charges incurred, reversals of initial costs, payments and related accruals is presented below. As of December 31, 2024, there are no expected remaining costs associated with the 2022 restructuring events.

		Year Ended December 31, 2024
	Accrued December 31, 2023	Charges Incurred	Reversal of Initial Cost	Payments	Accrued December 31, 2024	Cumulative Charges Incurred
	(In thousands)
Digital	$473	$—	$(223)	$(250)	$—	$38,546
Print	1,119	94	(108)	(1,105)	—	33,398
Other(a)	298	36	—	(334)	—	7,568
Total	$1,890	$130	$(331)	$(1,689)	$—	$79,512
_____________________
(a)    Other comprises unallocated corporate expenses, which are corporate overhead expenses not attributable to the Digital or Print segments.

		Year Ended December 31, 2023
	Accrued December 31, 2022	Charges Incurred	Reversal of Initial Cost	Payments	Accrued December 31, 2023
		(In thousands)
Digital	$10,950	$1,371	$(1,827)	$(10,021)	$473
Print	12,055	1,625	(1,645)	(10,916)	1,119
Other(a)	4,389	678	(727)	(4,042)	298
Total	$27,394	$3,674	$(4,199)	$(24,979)	$1,890

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The costs are allocated as follows in the statement of operations:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Cost of revenue	$(205)	$744	$24,527
Selling and marketing expense	(116)	(1,300)	17,174
General and administrative expense(b)	126	(282)	28,096
Product development expense	(6)	313	3,435
Depreciation(c)	—	—	7,006
Total	$(201)	$(525)	$80,238
_____________________
(b)    Includes impairment charge of $14.3 million of an ROU asset for the year ended December 31, 2022. See “Note 2—Summary of Significant Accounting Policies” for additional information on the impairment charges.

(c)    Includes impairment charge of $7.0 million of leasehold improvements and furniture and equipment for the year ended December 31, 2022. See “Note 2—Summary of Significant Accounting Policies” for additional information on the impairment charges.
Transaction-Related Expenses
For the year ended December 31, 2022, Dotdash Meredith incurred $7.1 million of transaction-related expenses related to the 2021 acquisition of Meredith, other than costs related to change-in-control payments.
Change-in-Control Payments
During 2022, Dotdash Meredith made the final $87.4 million in change-in-control payments, which were triggered by the acquisition and the terms of certain former executives’ contracts. These payments included amounts accrued in December 2021, as well as amounts previously accrued that became payable following the change-in-control.
NOTE 18—SUBSEQUENT EVENT
As described in the IAC Restricted Common Stock section of Note 10—Stock-Based Compensation, on January 13, 2025, the Company and Mr. Levin entered the Agreement pursuant to which the Employment Agreement and the Amended and Restated RSA Agreement were terminated, except as provided in Section 6 of the RSA Agreement. See "Note 10—Stock-Based Compensation" for a discussion of the impact the Agreement has on stock-based compensation expense.
Pursuant to the Agreement, Mr. Levin will continue to serve as IAC’s CEO until the earlier of the completion of the spin-off of Angi or May 31, 2025. Mr. Levin received additional separation benefits pursuant to the Agreement totaling $18.0 million payable over six years for advisory services. The Company will record an estimated $14.5 million of expense, which reflects a discount of $3.5 million given the amount is payable over six years. The cash payable to Mr. Levin, will be expensed over the period from January 13, 2025 to the date of the completion of the Distribution or May 31, 2025, whichever is earlier.

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
Management's Report on Internal Control Over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) for the Company. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria for effective internal control over financial reporting described in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
Based on this assessment, management has determined that, as of December 31, 2024, the Company's internal control over financial reporting is effective. The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report, included herein.
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

During the quarter ended December 31, 2024, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting. See "Item 8—Financial Statements and Supplementary Data" and "Report of Independent Registered Public Accounting Firm," which report is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of IAC Inc.
Opinion on Internal Control Over Financial Reporting
We have audited IAC Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, IAC Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) and our report dated February 28, 2025 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
New York, New York
February 28, 2025

Item 9B.    Other Information
Rule 10b5-1 Trading Plans
During the year ended December 31, 2024, none of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading plan or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S‑K).

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
The information required by Part III (Items 10, 11, 12, 13 and 14) has been incorporated herein by reference to IAC's definitive proxy statement to be used in connection with IAC’s 2025 Annual Meeting of Stockholders (the "2025 Proxy Statement"), as set forth below in accordance with General Instruction G(3) of Form 10-K.
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by Items 401 and 405 of Regulation S-K relating to directors and executive officers of IAC and their compliance with Section 16(a) of the Exchange Act is set forth in the sections entitled "Information Concerning Director Nominees," "Information Concerning IAC Executive Officers Who Are Not Directors" and "Delinquent 16(a) Reports," respectively, in the 2025 Proxy Statement and is incorporated herein by reference.
The information required by Item 406 of Regulation S-K relating to IAC's Code of Business Conduct and Ethics is set forth under the caption "Part I—Item 1—Business—Description of IAC Businesses—Additional Information—Code of Business Conduct and Ethics" of this annual report and is incorporated herein by reference. The information required by subsections (c)(3), (d)(4) and (d)(5) of Item 407 of Regulation S-K is set forth in the sections entitled "Corporate Governance" and "The Board and Board Committees" in the 2025 Proxy Statement and is incorporated herein by reference.
We have adopted a securities trading policy governing the purchase, sale and/or other transfer of (and certain other transactions involving) IAC securities by: (i) our directors, officers and employees (and certain persons and entities affiliated with such persons) and (ii) any other persons (such as contractors or consultants) who have access to material non-public information concerning IAC and its businesses from time to time that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations and NASDAQ listing standards. A copy of this policy is filed as Exhibit 19.1 to this annual report.
Item 11.    Executive Compensation
The information required by Item 402 of Regulation S-K relating to executive and director compensation and pay ratio disclosure is set forth in the sections entitled "Executive Compensation," "Director Compensation" and "Pay Ratio Disclosure" in the 2025 Proxy Statement and is incorporated herein by reference. The information required by subsections (e)(4) and (e)(5) of Item 407 of Regulation S-K relating to certain compensation committee matters is set forth in the sections entitled "The Board and Board Committees," "Compensation Committee Report" and "Compensation Committee Interlocks and Insider Participation" in the 2025 Proxy Statement and is incorporated herein by reference; provided, however, that the information set forth in the section entitled "Compensation Committee Report" shall be deemed furnished herein and shall not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information regarding ownership of IAC common stock and Class B common stock required by Item 403 of Regulation S-K and securities authorized for issuance under IAC's various equity compensation plans required by Item 201(d) of Regulation S-K is set forth in the sections entitled "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information," respectively, in the 2025 Proxy Statement and is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
Information regarding certain relationships and related transactions involving IAC required by Item 404 of Regulation S-K and director independence determinations required by Item 407(a) of Regulation S-K is set forth in the sections entitled "Certain Relationships and Related Person Transactions" and "Corporate Governance," respectively, in the 2025 Proxy Statement and is incorporated herein by reference.
Item 14.    Principal Accountant Fees and Services
Information required by Item 9(e) of Schedule 14A regarding the fees and services of IAC's independent registered public accounting firm and the pre-approval policies and procedures applicable to services provided to IAC by such firm is set forth in the sections entitled "Fees Paid to Our Independent Registered Public Accounting Firm" and "Audit and Non-Audit Services Pre-Approval Policy," respectively, in the 2025 Proxy Statement and is incorporated herein by reference.

PART IV
Item 15.    Exhibits and Financial Statement Schedules
(a)   List of documents filed as part of this Report:

(1)   Consolidated Financial Statements of IAC
Report of Independent Registered Public Accounting Firm: Ernst & Young LLP (PCAOB ID: 42).
Consolidated Balance Sheet as of December 31, 2024 and 2023.
Consolidated Statement of Operations for the Years Ended December 31, 2024, 2023 and 2022.
Consolidated Statement of Comprehensive Operations for the Years Ended December 31, 2024, 2023 and 2022.
Consolidated Statement of Shareholders' Equity for the Years Ended December 31, 2024, 2023 and 2022.
Consolidated Statement of Cash Flows for the Years Ended December 31, 2024, 2023 and 2022.
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

Exhibit No.	Description	Location
2.1	Agreement and Plan of Merger, dated as of October 6, 2021, by and among, About, Inc., Meredith Corporation, Meredith Holdings Corporation and, for certain limited purposes set forth therein, IAC/InterActiveCorp.	Filed as Exhibit 2.1 to IAC/InterActiveCorp's Current Report on Form 8-K, filed on October 7, 2021.
2.2	Transaction Agreement, dated as of December 19, 2019, by and among Old IAC, IAC/InterActiveCorp, Valentine Merger Sub LLC and Match Group, Inc.(1)	Filed as Annex A to the joint proxy statement/prospectus forming a part of IAC/InterActiveCorp’s Registration Statement on Form S-4 filed by Old IAC and IAC/InterActiveCorp on February 13, 2020.
2.3	Amendment No. 1, dated April 28, 2020, to the Transaction Agreement, dated as of December 19, 2019, by and among Old IAC, IAC/InterActiveCorp, Valentine Merger Sub LLC and Match Group, Inc.	Filed as Exhibit 2.1 to Old IAC’s Current Report on Form 8-K, filed on April 28, 2020.
2.4	Amendment No. 2, dated June 22, 2020, to the Transaction Agreement, dated as of December 19, 2019, by and among Old IAC, IAC/InterActiveCorp, Valentine Merger Sub LLC and Match Group, Inc.	Filed as Exhibit 2.1 to Old IAC’s Current Report on Form 8-K, filed on June 22, 2020.
3.1	Restated Certificate of Incorporation of IAC Inc.	Exhibit 3.1 to IAC Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2024.
3.2	Restated Certificate of Incorporation of IAC/InterActiveCorp (effective as of June 30, 2020).	Filed as Exhibit 3.1(c) to IAC/InterActiveCorp’s Current Report on Form 8-K filed on July 2, 2020.
3.3	Certificate of Amendment of Restated Certificate of Incorporation of IAC/InterActiveCorp (effective as of May 25, 2021).	Exhibit 4.2 to the Post-Effective Amendment No. 1 on Form S-8 to Registration Statement on Form S-4 (File No. 333-251656), filed by IAC/InterActiveCorp on May 26, 2021.
3.4	Certificate of Amendment of Restated Certificate of Incorporation of IAC/InterActiveCorp (effective August 11, 2022).	Exhibit 3.1 to IAC Inc.'s Current Report on Form 8-K, filed on August 12, 2022.
3.5	Certificate of Amendment of Restated Certificate of Incorporation of IAC Inc. (effective June 12, 2024).	Exhibit 3.1 to IAC Inc.'s Current Report on Form 8-K, filed on June 13, 2024.
3.6	Certificate of Designations of Series A Cumulative Preferred Stock.	Filed as Exhibit 3.2 to IAC/InterActiveCorp’s Current Report on Form 8-K filed on July 2, 2020.
3.5	Amended and Restated By-laws of IAC Inc.	Exhibit 3.1 to IAC Inc.'s Current Report on Form 8-K, filed on September 18, 2023.
4.1	Description of IAC Inc. Capital Stock.	Filed as Exhibit 4.1 to IAC Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
4.2	Indenture, dated as of August 20, 2020, among ANGI Group, LLC, the guarantors party thereto and Computershare Trust Company, N.A., as trustee.	Filed as Exhibit 4.1 to the Current Report on Form 8-K filed by ANGI Homeservices Inc. on August 20, 2020.
10.1	Amended and Restated Governance Agreement, dated as of August 9, 2005, among IAC/InterActiveCorp, Liberty Media Corporation and Barry Diller.	Filed as Exhibit 10.1 to Old IAC’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005.
10.2	Letter Agreement, dated as of December 1, 2010, by and among IAC/InterActiveCorp, Liberty Media Corporation, Liberty USA Holdings, LLC and Barry Diller.	Filed as Exhibit 10.1 to Old IAC’s Current Report on Form 8-K, filed on December 6, 2010.

10.3	Letter Agreement, dated as of December 1, 2010, by and between IAC/InterActiveCorp and Barry Diller.	Filed as Exhibit 10.2 to Old IAC’s Current Report on Form 8-K, filed on December 6, 2010.
10.4	Credit Agreement, dated as of December 1, 2021, by and among Dotdash Meredith, Inc., as Borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other parties thereto.	Filed as Exhibit 10.1 to IAC/InterActiveCorp's Current Report on Form 8-K, filed on December 1, 2021.
10.5	Amendment No. 1 to Credit Agreement, dated as of November 26, 2024, by and among Dotdash Meredith, Inc., as Borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other parties thereto.	Filed as Exhibit 10.1 to IAC's Current Report on Form 8-K, filed on November 26, 2024.
10.6	IAC/InterActiveCorp 2018 Stock and Annual Incentive Plan.(2)	Filed as Exhibit 10.1 to Old IAC’s Current Report on Form 8-K, filed on June 29, 2018.
10.7	Form of Notice and Terms and Conditions for 2020 Five-Year Restricted Stock Unit Awards.(2)	Filed as Exhibit 10.7 to IAC/InterActiveCorp's Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
10.8	Form of Notice and Terms and Conditions for 2023, 2024 and 2025 Restricted Stock Units.(2)(3)
10.9	IAC/InterActiveCorp 2013 Stock and Annual Incentive Plan.(2)	Filed as Exhibit 10.1 to Old IAC’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013.
10.10	Form of Terms and Conditions for Stock Options granted under the IAC/InterActiveCorp 2013 Stock and Annual Incentive Plan.(2)	Filed as Exhibit 10.6 to Old IAC’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
10.11	IAC/InterActiveCorp 2008 Stock and Annual Incentive Plan.(2)	Filed as Annex F to Old IAC’s Definitive Proxy Statement, filed on July 11, 2008.
10.12	Form of Terms and Conditions for Stock Options granted under the IAC/InterActiveCorp 2008 Stock and Annual Incentive Plan.(2)	Filed as Exhibit 10.7 to Old IAC’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
10.13	Summary of Non-Employee Director Compensation Arrangements.(2)	Filed as Exhibit 10.16 to IAC/InterActiveCorp's Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
10.14	2011 IAC/InterActiveCorp Deferred Compensation Plan for Non-Employee Directors.(2)	Filed as Exhibit 10.1 to Old IAC's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2011.

10.15	Equity and Bonus Compensation Arrangement, dated as of August 24, 1995, between Barry Diller and the Registrant.(2)	Filed as Exhibit 10.26 to Old IAC’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
10.16	Employment Transition Agreement between Joseph Levin and IAC Inc., dated as of January 13, 2025. (2)	Filed as Exhibit 10.1 to IAC Inc.'s Current Report on Form 8-K, filed on January 13, 2025.
10.17	Second Amended and Restated Employment Agreement between Victor A. Kaufman and IAC/InterActiveCorp, dated as of March 15, 2012.(2)	Filed as Exhibit 10.1 to Old IAC’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012.
10.18	Employment Agreement between Christopher Halpin and IAC/InterActiveCorp, dated as of January 4, 2022.(2)	Filed as Exhibit 10.19 to IAC/InterActiveCorp's Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
10.19	Employment Agreement between Kendall Handler and IAC/InterActiveCorp, dated as of December 31, 2020.(2)	Filed as Exhibit 10.25 to IAC/InterActiveCorp's Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
10.20	Google Services Agreement, dated as of October 26, 2015, between IAC/InterActiveCorp and Google Inc.(4)	Filed as Exhibit 10.24 to IAC's Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

10.21	Amendment No. 3 to Google Services Agreement, dated as of February 11, 2019 (with an effective date of April 1, 2020), between IAC/InterActiveCorp and Google LLC.(4)	Filed as Exhibit 10.25 to IAC's Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
10.22	Amendment No. 4 to Google Services Agreement, dated as of August 23, 2021 (with an effective date of August 1, 2021), between IAC/InterActiveCorp and Google LLC and certain of their respective subsidiaries.(4)	Filed as Exhibit 10.26 to IAC/InterActiveCorp's Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
10.23	Amendment No. 5 to Google Services Agreement, dated as of January 20, 2025 (with an effective date of April 1, 2025), between IAC Inc. and Google LLC and certain of their respective subsidiaries.(3)(4)
10.24	Employee Matters Agreement by and between IAC/InterActiveCorp and Vimeo, Inc., dated as of May 24, 2021.	Filed as Exhibit 10.2 to IAC/InterActiveCorp's Current Report on Form 8-K, filed on May 28, 2021.
10.25	Tax Matters Agreement by and between IAC/InterActiveCorp and Vimeo, Inc., dated as of May 24, 2021.	Filed as Exhibit 10.3 to IAC/InterActiveCorp's Current Report on Form 8-K, filed on May 28, 2021.
10.26	Amended and Restated Employee Matters Agreement, dated as of June 30, 2020, by and between IAC/InterActiveCorp and Match Group, Inc.	Filed as Exhibit 10.3 to IAC/InterActiveCorp's Current Report on Form 8-K, filed on July 2, 2020.
10.27	Tax Matters Agreement, dated as of June 30, 2020, by and between IAC/InterActiveCorp and Match Group, Inc.	Filed as Exhibit 10.2 to IAC/InterActiveCorp’s Current Report on Form 8-K, filed on July 2, 2020.
10.28	Contribution Agreement, dated as of September 29, 2017, by and between IAC/InterActiveCorp and ANGI Homeservices Inc.	Filed as Exhibit 2.1 to Old IAC’s Current Report on Form 8-K, filed on October 2, 2017.
10.29	Employee Matters Agreement, dated as of September 29, 2017, by and between IAC/InterActiveCorp and ANGI Homeservices Inc.(1)	Filed as Exhibit 2.5 to Old IAC’s Current Report on Form 8-K, filed on October 2, 2017.
10.30	Investor Rights Agreement, dated as of September 29, 2017, by and between IAC/InterActiveCorp and ANGI Homeservices Inc.	Filed as Exhibit 2.2 to Old IAC’s Current Report on Form 8-K, filed on October 2, 2017.
10.31	Tax Sharing Agreement, dated as of September 29, 2017, by and between IAC/InterActiveCorp and ANGI Homeservices Inc.	Filed as Exhibit 2.4 to Old IAC’s Current Report on Form 8-K, filed on October 2, 2017.
10.32	Services Agreement, dated as of September 29, 2017, by and between IAC/InterActiveCorp and ANGI Homeservices Inc.(1)	Filed as Exhibit 2.3 to Old IAC’s Current Report on Form 8-K, filed on October 2, 2017.
19.1	IAC Inc. Securities Trading Policy.(3)
21.1	Subsidiaries of the Registrant as of December 31, 2024.(3)
23.1	Consent of Ernst & Young LLP.(3)
23.2	Consent of Deloitte & Touche LLP.(3)
31.1	Certification of the Chairman and Senior Executive pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(3)
31.2	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(3)

31.3	Certification of the Chief Financial Officer and Chief Operating Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(3)

32.1	Certification of the Chairman and Senior Executive pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(5)
32.2	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(5)
32.3	Certification of the Chief Financial Officer and Chief Operating Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(5)
97.1	IAC Inc. Compensation Clawback Policy.	Filed as Exhibit 97.1 to IAC's Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
99.1
Consolidated Financial Statements of MGM Resorts International, Report of Independent Registered Public Accounting Firm thereon and Notes to such Consolidated Financial Statements - Incorporated by reference to Item 8 of MGM Resorts International's Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (File No. 001-10362) filed with the Securities and Exchange Commission on February 18, 2025.

Item 8 of MGM Resorts International's Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (File No. 001-10362) filed with the Securities and Exchange Commission on February 18, 2025.

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

February 28, 2025	IAC INC.
	By:	/s/ CHRISTOPHER HALPIN
Christopher Halpin
Executive Vice President, Chief Financial Officer and Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 28, 2025:

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
Richard F. Zannino

Schedule II
IAC INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charges to Earnings		Charges to Other Accounts		Deductions		Balance at End of Period
	(In thousands)
2024
Allowance for credit losses	$32,379	$61,949	(a)	$2,026		$(68,441)	(b)	$27,913
Deferred tax valuation allowance	$132,058	$(36,199)	(c)	$(1,430)	(d)	$—		$94,429
Other reserves	$1,391							$1,344
2023
Allowance for credit losses	$50,971	$87,729	(a)	$174		$(106,495)	(b)	$32,379
Deferred tax valuation allowance	$124,012	$4,373	(e)	$3,673	(d)	$—		$132,058
Other reserves	$1,880							$1,391
2022
Allowance for credit losses	$36,637	$116,553	(a)	$109		$(102,328)	(b)	$50,971
Deferred tax valuation allowance	$112,640	$(4,497)	(f)	$15,869	(g)	$—		$124,012
Other reserves	$2,530							$1,880
_________________________________________________________
(a)     Additions to the allowance for credit losses are charged to expense.
(b)    Amount is primarily write-offs of fully reserved accounts receivable, net of recoveries.
(c)    Amount is primarily due to a change in judgement on the realizability of foreign net operating losses ("NOLs") following the purchase of the remaining noncontrolling interest of a foreign subsidiary and the realization of previously unbenefited capital losses, partially offset by state NOLs.
(d)    Amount primarily relates to currency translation adjustments on foreign NOLs.
(e)    Amount primarily relates to a net increase in unbenefited capital losses and foreign NOLs, partially offset by expiring foreign tax credits.
(f)    Amount primarily relates to a decrease in federal NOLs, partially offset by a net increase in unbenefited capital losses.
(g)     Amount primarily relates to a change in judgement on the realizability of foreign NOLs related to Meredith, acquired by Dotdash on December 1, 2021, partially offset by currency translation adjustments on foreign NOLs.