Form 10-K/A
period 2024-12-31
IAC Inc.
filed 2025-04-29
CIK 1800227

As filed with the Securities and Exchange Commission on April 29, 2025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K
(Amendment No. 1)

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

Auditor Name	Auditor Location	Auditor Firm ID
Ernst & Young LLP	New York, NY	42

EXPLANATORY NOTE

IAC Inc. (“IAC” or the “Registrant”) is filing this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 28, 2025 (the “Original Form 10-K”). This Amendment No. 1 on Form 10-K/A is being filed for the sole purpose of amending Part III of the Original Form 10-K to include the information required by Part III (Items 10, 11, 12, 13 and 14) of Form 10-K. This information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information required by Part III to be incorporated by reference from the Registrant’s definitive proxy statement if such statement is filed no later than 120 days after the end of its fiscal year.

In addition, pursuant to applicable SEC rules, Item 15 of Part IV has been amended to include contemporaneously dated certifications of the Registrant’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the “302 Certifications”), which are filed as Exhibits 31.4 and 31.5 hereto. Because this Amendment No. 1 on Form 10-K/A does not contain any financial statements or other financial information, nor does it contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K of the Securities Act of 1933, as amended: (i) paragraphs 3, 4 and 5 of the 302 Certifications have been omitted and (ii) no certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 are being filed as exhibits hereto.

Except as described above, no other changes have been made to the Original Form 10-K. The Original Form 10-K continues to speak as of the date on which it was filed, and the Registrant has not updated the disclosures contained therein to reflect any events that have occurred at a date subsequent to the date on which it was filed. Accordingly, this Amendment No. 1 on Form 10-K/A should be read in conjunction with the Original Form 10-K and with the Registrant’s other filings made with the SEC subsequent to the filing of the Original Form 10-K.

Item 10. Directors, Executive Officers and Corporate Governance

IAC’s board of directors currently consists of 11 directors. Background information about each director is set forth below, including information regarding the specific experiences, characteristics, attributes and skills which the Nominating Committee and the Board believe provide IAC with the perspective and judgment needed to guide, monitor and execute its strategies. References to service at IAC prior to June 2020 refer to IAC’s predecessor entity or entities (as applicable).

Chelsea Clinton, Vice Chair, The Clinton Foundation, and Co-Founder and Partner, Metrodora Ventures

AGE:	DIRECTOR OF IAC SINCE:	COMMITTEES:
45	September 2011	None

PROFESSIONAL EXPERIENCE

Since March 2013, Ms. Clinton has served as Vice Chair of The Clinton Foundation, where her work emphasizes improving global and domestic health, creating service opportunities and empowering the next generation of leaders. She has also served as Vice Chair of the Clinton Health Access Initiative and the Clinton Health Access Initiative Board since January 2022 and is a New York Times bestselling author of a number of books for adults and young readers, including the She Persisted series. Ms. Clinton is also a co-founder and partner of Metrodora Ventures, a venture capital firm focused on health and learning businesses. In addition, Ms. Clinton currently teaches at Columbia University’s Mailman School of Public Health. Ms. Clinton has served as a member of the board of directors of the Clinton Health Access Initiative since September 2011 and previously served as a member of the board of directors of the Clinton Foundation from September 2011 to February 2013. From March 2010 through May 2013, Ms. Clinton served as an Assistant Vice Provost at New York University, where she focused on interfaith initiatives and the university’s global expansion program. From November 2011 to August 2014, Ms. Clinton also worked as a special correspondent for NBC News. Prior to these efforts, Ms. Clinton worked as an associate at McKinsey & Company, a consulting firm, from August 2003 to October 2006, and as an associate at Avenue Capital Group, an investment firm, from October 2006 to November 2009.

OTHER PUBLIC COMPANY EXPERIENCE

Ms. Clinton has served as a member of the board of directors and the compensation committee of Expedia Group, Inc. (“Expedia Group”) since March 2017 and as a member of the board of directors of Clover Health Investments, Corp. (a next-generation Medicare Advantage insurance company) from before its January 2021 initial public offering to date.

OTHER AFFILIATIONS

In addition to her for-profit affiliations, Ms. Clinton currently serves as a member of the boards of directors of The School of American Ballet, the Africa Center, the Weill Cornell Medical College, HiddenLight Productions Limited and Columbia University’s Mailman School of Public Health.

When concluding that Ms. Clinton should serve as a director, the Board considered her broad public policy experience and keen intellectual acumen, which the Board believes brings a unique perspective to IAC’s businesses and initiatives, as well as her private equity and venture capital experience, which the Board believes gives her particular insight into investment strategy.

Barry Diller, Chairman and Senior Executive, IAC

AGE:	DIRECTOR OF IAC SINCE:	COMMITTEES:
83	August 1995	Executive Committee

PROFESSIONAL EXPERIENCE

Mr. Diller has been a director and Chairman and Senior Executive of IAC since December 2010 and previously served as a director and Chairman and Chief Executive Officer of IAC from August 1995 to November 2010. Mr. Diller also serves as Chairman and Senior Executive of Expedia Group, which position he has held since August 2005. Mr. Diller, along with Expedia Group’s then Vice Chairman, oversaw the company’s executive leadership team, managing day-to-day operations, from December 2019 until April 2020, when Expedia Group’s Vice Chairman also became its Chief Executive Officer. Prior to joining IAC, Mr. Diller was Chairman of the board of directors and Chief Executive Officer of QVC, Inc. from December 1992 through December 1994. From 1984 to April 1992, Mr. Diller served as Chairman and Chief Executive Officer of Fox, Inc. (“Fox”) and was responsible for the creation of the Fox Broadcasting Company and Fox's motion picture operations. Before joining Fox, Mr. Diller served for 10 years as the Chairman and Chief Executive of Paramount Pictures Corporation (“Paramount”). In March 1983, in addition to Paramount, he became President of the conglomerate's newly formed Entertainment and Communications Group, which included Simon & Schuster, Inc. (a major U.S. book publisher), Madison Square Garden Corporation and SEGA Enterprises, Inc. (a video gaming company).

OTHER PUBLIC COMPANY EXPERIENCE

Mr. Diller served as Chairman (in a non-executive capacity) of the board of directors of Live Nation Entertainment, Inc. (and its predecessor companies, Ticketmaster Entertainment and Ticketmaster) (“Live Nation”)) from August 2008 to October 2010, and continued to serve as a member of the board of directors of Live Nation through January 2011.

Mr. Diller also served as Chairman and Senior Executive of TripAdvisor, Inc., an online travel company (“TripAdvisor”), from December 2011 to December 2012, served as a member of the board of directors of TripAdvisor from December 2011 through April 2013 and served as a special advisor to the Chief Executive Officer of TripAdvisor from April 2013 to March 2017. Mr. Diller was a member of the board of directors of The Coca-Cola Company from 2002 to 2024 and is currently a member of the board of directors of MGM Resorts International (a leader in gaming, hospitality and leisure (“MGM”)).

OTHER AFFILIATIONS

In addition to his for-profit affiliations, Mr. Diller, through his family foundation, conceived and funded Little Island (a public park and performance space on the Hudson River), and has also supported a range of cultural and civic organizations, including The High Line, the Motion Picture & Television Fund, the UCLA Foundation and The Shed.

The Board nominated Mr. Diller because he has been Chairman and Senior Executive since 2010 and prior to that time, served as Chairman and Chief Executive Officer of IAC since 1995. As a result, he possesses a great depth of knowledge and experience regarding IAC and its businesses. In addition, the Board noted Mr. Diller’s ability to exercise influence (subject to IAC’s organizational documents and Delaware law) over the outcome of matters involving IAC that require stockholder approval given the fact that he and certain members of his family collectively have sole voting and/or investment power over all shares of IAC Class B common stock outstanding, which shares represent a significant percentage of the voting power of IAC common stock and Class B common stock outstanding.

Michael D. Eisner, Chairman, The Tornante Company, LLC

AGE:	DIRECTOR OF IAC SINCE:	COMMITTEES:
83	March 2011	Executive and Nominating Committees

PROFESSIONAL EXPERIENCE

Mr. Eisner has served as Chairman of The Tornante Company, LLC, a privately held company that invests in, acquires, incubates and operates media and entertainment companies (“Tornante”), since 2005. In addition, Mr. Eisner currently serves as Chairman of the board of directors of the Portsmouth Community Football Club Limited, a Championship League English football club, which Tornante acquired in August 2017. Mr. Eisner also previously served as Chairman of two Tornante portfolio companies, The Topps Company, a leading creator and marketer of sports cards, distinctive confectionery and other entertainment products, and Vuguru, a studio focusing on the production of groundbreaking programming for the internet and other digital platforms. Mr. Eisner served as Chairman of The Topps Company from October 2007 to April 2013, and then again from January 1, 2021 until January 2022, when the sports and entertainment portion of the company was sold, leaving the candy and digital card services portion (known as The Bazooka Companies, Inc.) until December 2024, when such businesses were sold. Prior to founding Tornante, Mr. Eisner served as a director and Chairman and Chief Executive Officer of The Walt Disney Company from 1984.

OTHER AFFILIATIONS

In addition to his for-profit affiliations, Mr. Eisner is a member of The Business Council, among other not-for-profit affiliations.

When concluding that Mr. Eisner should serve as a director, the Board considered his experience with Tornante, which the Board believes gives him particular insight into investments in, and the development and operation of, media and entertainment companies that focus on programming and content for emerging platforms. The Board also considered Mr. Eisner’s experience as Chairman and Chief Executive Officer of The Walt Disney Company, which the Board believes gives him particular insight into business strategy and leadership, marketing and consumer branding, as well as a high level of financial literacy and insight into the media and entertainment industries.

Bonnie S. Hammer, Vice Chairman, NBCUniversal

AGE:	DIRECTOR OF IAC SINCE:	COMMITTEES:
74	September 2014	Nominating Committee

PROFESSIONAL EXPERIENCE

From September 2020 until December 2024, Ms. Hammer served as Vice Chairman of NBCUniversal. Prior to assuming the Vice Chairman role, from October 2019, Ms. Hammer served as Chairman of NBCUniversal Content Studios, in which capacity she oversaw its television studios (Universal Television, Universal Content Productions and NBCUniversal International Studios). Prior to her tenure as Chairman of NBCUniversal Content Studios, Ms. Hammer served as Chairman of NBCUniversal Direct to Consumer and Digital Enterprises (January 2019 to October 2019), where she led the development of NBCUniversal’s Peacock streaming service. Prior to this role, Ms. Hammer served as Chairman of NBCUniversal Cable Entertainment (February 2013 to January 2019). In this capacity, Ms. Hammer had executive oversight over a number of leading cable brands (including USA, Syfy, E! Entertainment, Bravo, Oxygen and Universal Kids networks), as well as Universal Cable Productions, which created original scripted content for cable, broadcast and streaming platforms, and Wilshire Studios, which produced original reality programming. Prior to her tenure as Chairman of NBCUniversal Cable Entertainment, Ms. Hammer served as Chairman of NBCUniversal Cable Entertainment and Cable Studios from November 2010. In this capacity, Ms. Hammer had executive oversight over certain well known cable brands (including USA, Syfy, E! Entertainment, Chiller, Cloo and Universal HD networks), as well as Universal Cable Productions and Wilshire Studios. Prior to joining NBCUniversal in May 2004, Ms. Hammer served as President of Syfy from 2001 to 2004 and held other senior executive positions at Syfy and USA Network from 1989 to 2000. Earlier in her career, she was an original programming executive at Lifetime Television Network from 1987 to 1989.

OTHER PUBLIC COMPANY EXPERIENCE

Ms. Hammer previously served as a member of the board of directors of eBay, Inc. from 2015 until 2022.

OTHER AFFILIATIONS

Ms. Hammer served as a member of the board of directors of Participant Media, LLC, a private American independent film production company, from March 2022 until April 2024.

In addition to her for-profit affiliations, Ms. Hammer formerly sat on the Board of Governors for the Motion Picture & Television Fund, currently sits on the Board of Trustees for the American Film Institute and serves on the strategic planning committee for Boston University’s College of Communication, her alma mater, and from which she received an honorary doctorate degree in 2017.

When concluding that Ms. Hammer should serve as a director, the Board considered her experience as Vice Chairman of NBCUniversal, as well as her experience as Chairman of both NBCUniversal Content Studios and NBCUniversal Direct to Consumer and Digital Enterprises, and her prior roles with NBCUniversal Cable Entertainment, NBCUniversal Media, LLC, USA Network and Lifetime Television Network, which the Board believes give her particular insight into business strategy and leadership, as well as a high level of financial literacy and a seasoned insight into the media and entertainment industries, particularly pay television network programming and production and multiplatform branding.

Victor A. Kaufman, Vice Chairman, IAC

AGE:	DIRECTOR OF IAC SINCE:	COMMITTEES:
81	December 1996	Executive Committee

PROFESSIONAL EXPERIENCE

Mr. Kaufman has been Vice Chairman of IAC since October 1999. Mr. Kaufman also served as Vice Chairman of Expedia Group, Inc. from August 2005 to June 2018. Previously, Mr. Kaufman served in IAC’s Office of the Chairman from January 1997 to November 1997 and as IAC’s Chief Financial Officer from November 1997 to October 1999. Prior to joining IAC, Mr. Kaufman served as Chairman and Chief Executive Officer of Savoy Pictures Entertainment, Inc. from March 1992 and as a director of Savoy from February 1992. Mr. Kaufman was the founding Chairman and Chief Executive Officer of Tri-Star Pictures, Inc. (“Tri-Star”) and served in such capacities from 1983 until December 1987, at which time he became President and Chief Executive Officer of Tri-Star’s successor company, Columbia Pictures Entertainment, Inc. (“Columbia”). He resigned from these positions at the end of 1989 following the acquisition of Columbia by Sony USA, Inc. Mr. Kaufman joined Columbia in 1974 and served in a variety of senior positions at Columbia and its affiliates prior to the founding of Tri-Star.

OTHER PUBLIC COMPANY EXPERIENCE

Mr. Kaufman served as a member of the board of directors of Expedia Group from August 2005 to March 2020. He also served as Vice Chairman of the board of directors of Live Nation from August 2008 through January 2010 and continued to serve as a member of the board of directors of Live Nation from January 2010 through December 2010. In addition, Mr. Kaufman served as a member of the board of directors of TripAdvisor from December 2011 to February 2013.

When concluding that Mr. Kaufman should serve as a director, the Board considered the unique knowledge and experience regarding IAC and its businesses that he has gained through his involvement with IAC in various roles since 1996, as well as his high level of financial literacy and expertise regarding mergers, acquisitions, investments and other strategic transactions.

Bryan Lourd, Partner and Managing Director, Creative Artists Agency

AGE:	DIRECTOR OF IAC SINCE:	COMMITTEES:
64	April 2005	Audit Committee

PROFESSIONAL EXPERIENCE

Mr. Lourd has served as a partner, co-chairman and Chief Executive Officer of Creative Artists Agency (“CAA”) since October 1995. CAA is one of the world’s leading entertainment agencies and is based in Los Angeles, California, with offices in Nashville, New York, London and Beijing, among other locations. He is a graduate of the University of Southern California.

OTHER AFFILIATIONS

In addition to his for-profit affiliations, Mr. Lourd serves as a director of the Lincoln Center for the Performing Arts.

When concluding that Mr. Lourd should serve as a director, the Board considered his extensive experience as a principal of CAA, which the Board believes gives him particular insight into business strategy and leadership, as well as his unique and specialized experience regarding the entertainment industry and marketing.

David Rosenblatt, Chief Executive Officer, 1stdibs.com, Inc.

AGE:	DIRECTOR OF IAC SINCE:	COMMITTEES:
57	December 2008	Compensation and Human Capital Committee

PROFESSIONAL EXPERIENCE

Mr. Rosenblatt has served as the Chief Executive Officer of 1stdibs.com, Inc. (an online marketplace for design, including furniture, art, jewelry and fashion (“1stdibs.com”)) since November 2011. Mr. Rosenblatt previously served as President, Global Display Advertising, of Google, Inc. (“Google”) from October 2008 through May 2009. Mr. Rosenblatt joined Google in March 2008 in connection with Google’s acquisition of DoubleClick, Inc. (a provider of digital marketing technology and services, “Doubleclick”). Mr. Rosenblatt joined DoubleClick in 1997 as part of its initial management team and held several executive positions during his tenure, including Chief Executive Officer of DoubleClick from July 2005 through March 2008 and President of DoubleClick from 2000 through July 2005.

OTHER PUBLIC COMPANY EXPERIENCE

Mr. Rosenblatt currently serves as a member of the board of 1stdibs.com and Etsy.com (an online marketplace where individuals can buy and sell handmade, vintage, and craft supply items) and previously served as a member of the boards of directors of Twitter, Inc. and Farfetch UK Limited (the world’s largest digital marketplace for luxury fashion) during the past five years.

When concluding that Mr. Rosenblatt should serve as a director, the Board considered his extensive and unique experience in the online advertising and digital marketing technology and services industries, as well as his management experience with 1stdibs.com, google and DoubleClick, which the Board believes gives him particular insight into business strategy and leadership, as well as a deep understanding of the online advertising and e-commerce industries.

Maria Seferian, President and Chief Legal Officer, Hillspire, LLC

AGE:	DIRECTOR OF IAC SINCE:	COMMITTEES:
52	December 2023	None

PROFESSIONAL EXPERIENCE

Ms. Seferian currently serves as President and Chief Legal Officer of Hillspire, LLC, an integrated, single-family investment and management firm (“Hillspire”), and has served as General Counsel of Hillspire since 2014. Prior to joining Hillspire, Ms. Seferian worked (most recently as a partner) at Munger, Tolles & Olson, LLP (a law firm with a national and international practice) from 2001, where she specialized in mergers and acquisitions, joint ventures, capital markets and general corporate transactions, representing private and public clients across diverse industries from private equity to entertainment. From 2013 to 2014, Ms. Seferian also served as Interim Director and Chief Executive Officer of the Museum of Contemporary Art in Los Angeles (“MOCA”), where she led the institution through a financial turn-around, securing its long-term stability. Ms Seferian also serves as Executive Vice Chair of Relativity Space, an aerospace manufacturing and launch services company. Ms. Seferian holds a Bachelor of Arts in philosophy and Master of Arts from the University of Illinois at Urbana-Champaign and a J.D. with honors from Harvard Law School. Following law school and before entering private practice, Ms. Seferian served as a judicial clerk for the Honorable Justice James L. Oakes in the U.S. Court of Appeals for the Second Circuit.

OTHER AFFILIATIONS

In addition to her for-profit affiliations, Ms. Seferian serves as Chairperson of the Board of Trustees of MOCA and as a director of the Schmidt Family Foundation.

When concluding that Ms. Seferian should serve as a director, the Board considered her legal expertise and experience at Hillspire, as well as her high level of financial literacy and expertise regarding mergers, acquisitions, investments and other strategic transactions.

Alan G. Spoon, Former General Partner and Partner Emeritus, Polaris Partners

AGE:	DIRECTOR OF IAC SINCE:	COMMITTEES:
73	February 2003	Audit Committee

PROFESSIONAL EXPERIENCE

Mr. Spoon served as General Partner and Partner Emeritus of Polaris Partners from 2011 to 2018. He previously served as Managing General Partner of Polaris Partners from 2000 to 2010. Polaris Partners is a private investment firm that provides venture capital and management assistance to development stage information technology and life sciences companies. Mr. Spoon was Chief Operating Officer and a director of The Washington Post Company (now known as Graham Holdings Company) from March 1991 through May 2000 and served as its President from September 1993 through May 2000. Prior to his service in these roles, he held a wide variety of positions at The Washington Post Company, including as President of Newsweek from September 1989 to May 1991.

OTHER PUBLIC COMPANY EXPERIENCE

Mr. Spoon has served as a member of the board of directors of Danaher Corporation (a designer, manufacturer and marketer of professional, medical, industrial and commercial products and services) since July 1999, as a member of the board of directors of Match Group since November 2015 and as Chairman of the board of directors of Fortive Corporation (a developer, manufacturer and marketer of professional and engineered products, software and services for a variety of end markets) from July 2016 until December 2025 and will continue to serve as a director of Fortive Corporation through June 2025. Mr. Spoon previously served as a member of the board of directors of Cable One, Inc. (a leading broadband communications provider) during the past five years.

OTHER AFFILIATIONS

In addition to his for-profit affiliations, Mr. Spoon was a member of the Board of Regents at the Smithsonian Institution (formerly Vice Chairman) and is a longtime member of the MIT Corporation, where he serves as a member of the Risk and Audit Committee and previously served as a member of its Executive Committee and as Chair of its Risk and Audit Committee until 2024. He also serves on the advisory board of MIT’s College of Computing and AI and serves as director of The Axim Collaborative Foundation (a social enterprise dedicated to expanding access to education and deepening its impact for learners).

When concluding that Mr. Spoon should serve as a director, the Board considered his extensive private and public company board experience and public company management experience, all of which the Board believes give him particular insight into business strategy, leadership and marketing in the media industry, as well as his experience serving on audit committees (and his attendant risk oversight duties), which the Board believes give him particular insight into risk management. The Board also considered Mr. Spoon’s private equity experience and engagement with the MIT Corporation, which the Board believes gives him particular insight into trends within the internet and technology industries, as well as into acquisition strategy and financing.

Alexander von Furstenberg, Chief Investment Officer, Ranger Global Advisors, LLC

AGE:	DIRECTOR OF IAC SINCE:	COMMITTEES:
55	December 2008	None

PROFESSIONAL EXPERIENCE

Mr. von Furstenberg currently serves as Chief Investment Officer of Ranger Global Advisors, LLC, a family office focused on value-based investing (“Ranger”), which he founded in June 2011. Prior to founding Ranger, Mr. von Furstenberg founded Arrow Capital Management, LLC, a private investment firm focused on global public equities, where he served as Co-Managing Member and Chief Investment Officer from 2003 to 2011. Since 2001, he has acted as Chief Investment Officer of Arrow Finance, LLC (formerly known as Arrow Investments, Inc.), the private investment office that serves his family. Mr. von Furstenberg also serves as a partner and Co-Chairman of Diane von Furstenberg Studio, LLC.

OTHER PUBLIC COMPANY EXPERIENCE

Mr. von Furstenberg has served as a member of the board of directors of Expedia Group and Vimeo, Inc. (“Vimeo”) since December 2015 and June 2023, respectively. Mr. von Furstenberg has also served as a director of Giovanni Agnelli B.V. since May 2023. Mr. von Furstenberg previously served on the board of directors of La Scogliera (an Italian financial holding company with a majority stake in Banca Ifis) during the past five years.

OTHER AFFILIATIONS

In addition to his for-profit affiliations, Mr. Von Furstenberg serves as a director of The Diller-von Furstenberg Family Foundation and as a member of the board of directors of Friends of the High Line. He also created the Center for Security and Emerging Technology and is an advocate for the Retirement Savings for Americans Act.

When concluding that Mr. von Furstenberg should serve as a director, the Board considered his private investment and public board experience, which the Board believes give him particular insight into capital markets and investment strategy, as well as a high level of financial literacy. Mr. von Furstenberg is Mr. Diller’s stepson.

Richard F. Zannino, Managing Director, CCMP Capital Advisors, LLC

AGE:	DIRECTOR OF IAC SINCE:	COMMITTEES:
66	June 2009	Audit and Compensation and Human Capital Committees

PROFESSIONAL EXPERIENCE

Mr. Zannino has been a Managing Director at CCMP Capital Advisors, LLC, a private equity firm, where he also serves as a member of the firm’s Investment Committee, since July 2009. Mr. Zannino previously served as Chief Executive Officer and a member of the board of directors of Dow Jones & Company (“Dow Jones”) from February 2006 to December 2007, when Mr. Zannino resigned from these positions upon the acquisition of Dow Jones by News Corp. Prior to this time, Mr. Zannino served as Chief Operating Officer of Dow Jones from July 2002 to February 2006 and as Executive Vice President and Chief Financial Officer of Dow Jones from February 2001 to June 2002. Prior to his tenure at Dow Jones, Mr. Zannino served in a number of executive capacities at Liz Claiborne from 1998 to January 2001, and prior to that time served as Executive Vice President and Chief Financial Officer of General Signal (a manufacturer of equipment for the process, electrical and industrial technology industries) and in a number of executive capacities at Saks Fifth Avenue.

OTHER PUBLIC COMPANY EXPERIENCE

Mr. Zannino has served as lead independent director and a member of the boards of directors of The Estée Lauder Companies, Inc. (a multinational manufacturer and marketer of skincare, makeup, fragrance and haircare products) and Ollie’s Bargain Outlet (a leading American retailer of closeout merchandise and excess inventory) since January 2010 and July 2015, respectively. He previously served as a member of the board of directors of Hillman Solutions Corp. (a leading North American provider of complete hardware solutions) during the past five years.

OTHER AFFILIATIONS

In addition to his for-profit affiliations, Mr. Zannino currently serves as Vice Chairman of the Board of Trustees of Pace University.

When concluding that Mr. Zannino should serve as a director, the Board considered his extensive public company management experience, which the Board believes gives him particular insight into business strategy, leadership and marketing, and his high level of financial literacy, as well as his experience serving on audit committees (and his attendant risk oversight duties), which the Board believes gives him particular insight into risk management. IAC’s Board also considered Mr. Zannino’s private equity experience, which the Board believes gives him particular insight into acquisition and investment strategy and financing.

Information Concerning IAC Executive Officers Who Are Not Directors

Background information about IAC’s current executive officers and its former Chief Executive Officer, none of which are director nominees, is set forth below. For background information about IAC’s Chairman and Senior Executive, Barry Diller, and Vice Chairman, Victor A. Kaufman, see Information Concerning Directors.

JOSEPH LEVIN Former Chief Executive Officer

Joseph Levin, age 45, served as Chief Executive Officer of IAC from June 2015 until March 31, 2025. Prior to this appointment, Mr. Levin served as Chief Executive Officer of IAC Search & Applications, overseeing the desktop software, mobile applications and media properties that comprised IAC’s former Search & Applications segment, from January 2012 to June 2015. From November 2009 to January 2012, Mr. Levin served as Chief Executive Officer of Mindspark Interactive Network, an IAC subsidiary, and previously served in various capacities at IAC in strategic planning, mergers and acquisitions and finance since joining IAC. Mr. Levin also served as Chief Executive Officer of Angi Inc.(“Angi”) from October 2022 until April 2024.

Mr. Levin has served as a director and Executive Chairman of the board of directors of Angi since September 2017 and April 1, 2025, respectively, and prior to that time, served as Chairman of Angi from September 2017 to March 31, 2025. He has served as a director of MGM and Warner Bros. Discovery, Inc. (a leading global media and entertainment company) since March 2020 and January 2025, respectively. Mr. Levin previously served as a director of Turo Inc. (a peer-to-peer car sharing company in which IAC is the largest shareholder (“Turo”)), from July 2019 until February 2025, as a director and Chairman of the board of directors of Vimeo (from May 2021 through March 2023), as a director of Match Group, Inc. ((“Match Group”) from October 2015 through September 2022) and as a director of Groupon, Inc. (from March 2017 to July 2019).

In addition to his for-profit affiliations, Mr. Levin serves as a member of the Undergraduate Executive Board of Wharton School.

CHRISTOPHER HALPIN Executive Vice President, Chief Operating Officer and Chief Financial Officer	Christopher Halpin, age 48, has served as Executive Vice President, Chief Operating Officer and Chief Financial Officer of IAC since February 2023 and prior to that time, served as Executive Vice President and Chief Financial Officer of IAC since January 2022. Prior to joining IAC, Mr. Halpin spent nearly a decade in leadership roles at the National Football League (the “NFL” or the “League”), most recently as NFL Executive Vice President and Chief Strategy & Growth Officer from December 2018 to January 2022, in which capacity he oversaw all strategic growth and development opportunities, including the League’s digital and sports betting strategies, data and analytics, and its expansion internationally. From March 2017 to December 2018, Mr. Halpin served as the League’s Chief Strategy Officer. Prior to (and from March 2017 to March 2018, contemporaneously with) this role, Mr. Halpin led the League’s Consumer Products business from August 2014 to March 2018, including its activities in e-commerce and gaming, and before that time, he led strategy and business development for the League’s media business from June 2013 to August 2014. Before joining the NFL, Mr. Halpin was a Partner and Managing Director at Providence Equity Partners, where he worked for thirteen years, during which time he led transactions across the firm’s media, entertainment and technology investments. Mr. Halpin began his career in the Merchant Banking Department of Goldman Sachs & Co. Mr. Halpin previously served on the board of directors of Angi from June 2022 until March 2025. Mr. Halpin has served on the board of directors of Turo since February 2025.

KENDALL HANDLER Executive Vice President, Chief Legal Officer and Secretary	Kendall Handler, age 40, has served as Executive Vice President and Chief Legal, Officer of IAC since January 2022, and prior to that time, served as Senior Vice President and General Counsel of IAC from January 2021 to December 2021. Prior to assuming these roles, Ms. Handler spent over three years overseeing all legal aspects of IAC’s merger and acquisitions activity, first in her capacity as M&A Counsel of IAC and then as Vice President, M&A Counsel of IAC. Before joining IAC in 2017, Ms. Handler served for over six years as an associate at Wachtell, Lipton, Rosen & Katz (a New York law firm), where she advised clients on mergers and acquisitions, corporate governance and other general corporate matters. Ms. Handler served on the board of directors of Angi from December 2020 until March 2025 and served on the board of directors of Vimeo from May 2021 to June 2023.

Corporate Governance

Leadership Structure

IAC’s business and affairs are overseen by its Board, which currently has eleven members. There are two members of management on the Board and, of the nine remaining current directors, eight are independent.

Board of Directors
Management Directors			Independent Directors
Barry Diller	Victor A. Kauman	Alexander von Furstenberg	Chelsea Clinton	Michael D. Eisner	Bonnie S. Hammer	Bryan Lourd	David Rosenblatt	Maria Seferian	Alan G. Spoon	Richard Zannino

The Board has standing Audit, Compensation and Human Capital and Nominating Committees, each comprised solely of independent directors, as well as an Executive Committee. For more information regarding director independence and committees of the Board, see the discussion under Director Independence and Board of Directors and Board Committees below. All directors play an active role in Board matters, are encouraged to communicate among themselves and directly with IAC’s Chairman and Senior Executive and have full access to IAC management at all times.

Independent directors meet in scheduled executive sessions without IAC management present at least twice a year and may schedule additional meetings as they deem appropriate. The Board does not have a lead independent director or any other formally appointed leader for these sessions. The independent membership of the Audit, Compensation and Human Capital and Nominating Committees ensures that directors with no ties to IAC management are charged with oversight for all of the financial reporting and executive compensation-related decisions made by IAC management, as well as for the recommendation of candidates for Board membership. At each regularly scheduled board meeting, the Chairperson of each of these committees (as applicable) provides the full Board with an update of all significant matters discussed, reviewed, considered and/or approved by the relevant committee since the last regularly scheduled board meeting.

Mr. Diller currently serves as both Chairman and Senior Executive of IAC and has held both positions (for IAC and its predecessor entity) since December 2010. Following Mr. Levin’s transition from his role as the Chief Executive Officer of IAC (“IAC CEO”) on March 31, 2025 (see Item 11. Executive Compensation-Compensation Discussion and Analysis-CEO Transition), as of the date of this Amendment No. 1, there is no IAC CEO and IAC does not currently intend to appoint a new IAC CEO. As of the date of this Amendment No. 1, Christopher Halpin, Executive Vice President, Chief Operating Officer and Chief Financial Officer, and Kendall Handler, Executive Vice President, Chief Legal Officer and Secretary, report directly to Mr. Diller. The Board believes that direct leadership from Mr. Diller, leveraging his extensive industry experience and proven ability to navigate complex environments, is in the best interests of IAC and its shareholders at this time. Therefore, Mr. Diller will continue to provide strategic oversight and vision, working closely with Mr. Halpin and Ms. Handler to drive IAC’s continued growth, as they contemporaneously maintain their focus on the day-to-day management of IAC's operations.

Risk Oversight

IAC management is responsible for assessing and managing IAC’s exposure to various risks on a day-to-day basis, which responsibilities include the creation of appropriate risk management programs and policies. IAC management has developed and implemented guidelines and policies to identify, assess and manage significant risks facing IAC. Such guidelines and policies include (among others) an assessment across all of IAC’s businesses, in connection with which management at each IAC business assesses, on an ongoing basis, strategic, financial, operational, information security and regulatory risks, together with related mitigation plans.

The results of these assessments are then consolidated and reviewed by an Executive Risk Committee, which consists of members of IAC senior management. As part of its review, the Executive Risk Committee will prioritize risks and discuss mitigation plans. Following such review, these risk assessments are discussed at least semi-annually with the Audit Committee and at least annually with the Board.

In developing this framework, IAC management recognizes that leadership and success are impossible without taking risks; however, also recognizes that the imprudent acceptance of risks or the failure to appropriately identify and mitigate risks could adversely impact IAC stockholder value. The Board is responsible for overseeing IAC management in the execution of its responsibilities and for assessing IAC’s overall approach to risk management. The Board exercises these responsibilities periodically as part of its meetings and through discussions with IAC management, as well as through the Audit Committee (which examines various components of financial and cybersecurity risks, among other risks) and the Compensation and Human Capital Committee (which examines compensation-related and workplace conduct risks, among other risks) as part of their responsibilities.

Information security and cybersecurity are key risks to IAC and its various business, and are therefore key focuses of our risk management efforts. We assess, identify and manage cybersecurity risks as part of a comprehensive information security program that is intended to align with standard industry frameworks, such as International Organization for Standardization (IOS) 27000 and the National Institute of Standards and Technology (NIST) Cyber Security Framework. The Board is responsible for overseeing IAC management’s execution of its information security and cybersecurity responsibilities, including its approach to information security and cybersecurity risk management. The Board executes this oversight in coordination with the Audit Committee, which pursuant to its charter, assists the Board with risk assessment and risk management policies as they relate to information security and cybersecurity risk exposure (among other risks), as well as part of its regularly scheduled meetings and through discussions with IAC management on an as needed basis.

Certain compensation-related matters are also key components of risk management at IAC, with IAC periodically conducting risk assessments of its compensation policies and practices, including those related to its executive compensation programs. The goal of these assessments is to determine whether the general structure of IAC’s compensation policies and programs and the administration of these programs pose any material risks to IAC. Any material findings as a result of these assessments are discussed with the Compensation and Human Capital Committee and (as appropriate) the Board. Based upon these assessments, IAC believes that its compensation policies and programs do not encourage excessive or unnecessary risk-taking and are not reasonably likely to have a material adverse effect on IAC.

In addition, an overall review of risks is inherent in the consideration by the Board of IAC’s long-term strategies and in the transactions and other matters presented to the Board, including significant capital expenditures, acquisitions and divestitures and financial matters. The role of the Board in risk oversight of IAC is consistent with IAC’s leadership structure, with IAC’s Chairman and Senior Executive and other members of IAC senior management having responsibility for assessing and managing IAC’s risk exposure, and the Board and its committees providing oversight in connection with these efforts.

Clawback Policy

In 2023, IAC adopted a compensation clawback policy in accordance with the adoption of the final rules implementing the incentive-based compensation recovery provisions of the Dodd-Frank Act Wall Street Reform and the Consumer Protection Act by the SEC. This policy provides for the mandatory recovery of erroneously awarded “incentive-based compensation” from current and former IAC “executive officers” (as such terms are defined in the final rules) in the event of certain accounting restatements specified in the final rules. The recovery of such compensation applies regardless of whether a given executive officer engaged in misconduct or otherwise caused or contributed to the relevant accounting restatement.

Our compensation clawback policy has been filed as Exhibit 97.1 to the Original Form 10-K.

Stock Ownership Policy

IAC has a stock ownership policy that covers members of the Board and executive officers. The policy provides for a minimum IAC ownership target that each non-employee director, as well as IAC’s Chairman and Senior Executive and its other executive officers, is expected to accumulate and hold. Under the policy, all non-employee directors are expected to hold the lesser of a number of shares of IAC common stock with a value of at least five times their annual cash retainer (rounded down to the nearest 100 shares) and 12,400 shares of IAC common stock. For ownership target levels applicable to IAC’s Chairman and Senior Executive and its other executive officers, see Item 11. Executive Compensation-Compensation Discussion and Analysis—Stock Ownership Policy.

Securities Trading Policy

The Board has adopted a securities trading policy (the “Securities Trading Policy”) governing the purchase, sale and/or other transfer of (and certain other transactions involving) IAC securities by: (i) IAC directors, officers and employees (and certain persons and entities affiliated with such persons) and (ii) any other persons (such as contractors or consultants) who have access to material non-public information concerning IAC and its businesses from time to time (such individuals, collectively, “Covered Persons”). IAC believes that such policy is reasonably designed to promote compliance with insider trading laws, rules and regulations and the listing standards of The Nasdaq Stock Market, LLC (“Nasdaq”).

The Securities Trading Policy also expressly prohibits all Covered Persons from engaging in: (i) transactions in publicly traded options, warrants, puts and calls or similar instruments relating to securities of IAC, (ii) short sales of securities of IAC and/or (iii) hedging transactions (or any other transaction that hedges or offsets, or is designed to hedge or offset) any decrease in the market value of securities of IAC (“Hedging and Monetization Transactions”). This prohibition extends to any and all forms of Hedging and Monetization transactions, such as zero-cost collars and forward sale contracts (among others).

In addition, the Securities Trading Policy provides that Covered Persons may not enter into any transaction(s) that involve the pledging of IAC securities, including by purchasing securities of IAC on margin or holding securities of IAC in an account utilizing margins (“Pledges”).

Our Securities Trading Policy has been filed as Exhibit 10.19 to the Original Form 10-K.

Hedging and Pledging Policies and Practices

As noted above, the Securities Trading Policy provides that Covered Persons may not engage in Hedging and Monetization Transactions and Pledges.

Director Independence

Under the Marketplace Rules of Nasdaq (the “Marketplace Rules”), the Board has a responsibility to make an affirmative determination that those members of the Board who serve as independent directors do not have any relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In connection with the independence determinations described below, the Board reviewed information regarding transactions, relationships and arrangements relevant to independence, including those required by the Marketplace Rules. Such information is obtained from director responses to questionnaires circulated by IAC management, as well as from IAC records and publicly available information. Following these determinations, IAC management monitors those transactions, relationships and arrangements that were relevant to such determinations, as well as periodically solicits updated information potentially relevant to independence from internal personnel and directors, to determine whether there have been any developments that could potentially have an adverse impact on prior independence determinations.

In connection with such review, the Board determined that each of Messrs. Eisner, Lourd, Rosenblatt, Spoon and Zannino and Mses. Clinton, Hammer and Seferian satisfied the director independence requirements set forth in the Marketplace Rules. The Board also determined that the members of the Audit and Compensation and Human Capital Committees satisfied separate independence requirements under standards imposed by applicable SEC rules and the Marketplace Rules for audit committee and compensation committee members.

Of the remaining incumbent directors, Messrs. Diller and Kaufman are executive officers of IAC and Mr. von Furstenberg is Mr. Diller’s stepson. Given these relationships, none of these directors is independent.

Director Nominations

The Nominating Committee identifies, reviews and evaluates individuals potentially qualified to become members of the Board and recommends potential candidates to the Board. While there are no specific requirements for eligibility to serve as a director of IAC, in evaluating candidates, the Nominating Committee will consider (regardless of how the candidate was identified or recommended) whether the professional and personal ethics and values of the candidate are consistent with those of IAC, whether the candidate’s experience and expertise would be beneficial to the Board, whether the candidate is willing and able to devote the necessary time and energy to the work of the Board and whether the candidate is prepared and qualified to represent the best interests of IAC’s stockholders. While the Board does not have a formal diversity policy, the Nominating Committee also considers the overall diversity of the experiences, characteristics, attributes, skills and backgrounds of candidates relative to those of other members of the Board and those represented by the Board as a whole to ensure that the Board has the right mix of skills, expertise and background.

The Board does not have a formal policy regarding the consideration of director nominees recommended by stockholders; however, the Board will evaluate and consider any director nominees in accordance with IAC’s bylaws. Stockholders who wish to make a recommendation for a director nominee should send the recommendation to IAC Inc., 555 West 18th Street, New York, New York 10011, Attention: Corporate Secretary. The envelope must contain a clear notation that the enclosed letter is a “Director Nominee Recommendation.” The letter must identify the author as an IAC stockholder, provide a brief summary of the candidate’s qualifications and history, together with an indication that the recommended individual would be willing to serve (if elected), and must be accompanied by evidence of the sender’s IAC stock ownership. Any director recommendations will be reviewed by IAC’s Corporate Secretary and the Chairman and Senior Executive, and if deemed appropriate, forwarded to the Nominating Committee for further review. If the Nominating Committee believes that the candidate fits the profile of a director described above, the recommendation will be shared with the Board.

Communications with the Board

Stockholders who wish to communicate with the Board or a particular director may send any such communication to IAC Inc., 555 West 18th Street, New York, New York 10011, Attention: Corporate Secretary. The mailing envelope must contain a clear notation indicating that the enclosed letter is a “Stockholder—Board Communication” or “Stockholder—Director Communication.” All such letters must identify the author as an IAC stockholder, provide evidence of the sender’s IAC stock ownership and clearly state whether the intended recipients are all members of the Board or a particular director or directors. IAC’s Corporate Secretary will then review such correspondence and forward it to the Board, or to the specified director(s), if appropriate.

The Board and Board Committees

The Board

During 2024, the Board met four (4) times and took action by written consent once. All then-incumbent directors attended at least 75% of the meetings of the Board and the Board committees on which they served during 2024. Directors are not required to attend annual meetings of IAC stockholders. Two members of the Board attended IAC’s 2024 annual meeting of stockholders.

The Board currently has four standing committees: the Audit Committee, the Compensation and Human Capital Committee, the Nominating Committee and the Executive Committee.

Board Committees

The following table sets forth the members of each committee of the Board, the number of meetings held by each such committee during 2024 and the number of times that each such committee took action by written consent during 2024. Each committee member identified below served in the capacity or capacities (as applicable) set forth in the following table for all of 2024.

Name	Audit Committee	Compensation and Human Capital Committee	Nominating Committee	Executive Committee
Chelsea Clinton(1)	—	—	—	—
Barry Diller	—	—	—	X
Michael D. Eisner(1)	—	—	X	X
Bonnie S. Hammer(1)	—	—	X	—
Victor A. Kaufman	—	—	—	X
Joseph Levin(2)	—	—	—	—
Bryan Lourd(1)	X	—	—	—
David Rosenblatt(1)	—	Chair	—	—
Maria Seferian(1)	—	—	—	—
Alan G. Spoon(1)	Chair	—	—	—
Alexander von Furstenberg	—	—	—	—
Richard F. Zannino(1)	X	X	—	—
Number of Meetings	8	5	0	0
Number of Written Consents	0	6	1	1

(1) Independent director.

(2) Former Chief Executive Officer and director.

Audit Committee

The Audit Committee of the Board functions pursuant to a written charter adopted by the Board, the most recent version of which was filed as Appendix A to the proxy statement filed in connection with our 2023 annual meeting of stockholders (the “2023 Proxy Statement”). The Audit Committee is appointed by the Board to assist the Board with a variety of matters described in the charter, which include monitoring: (i) the integrity of IAC’s financial statements, (ii) the effectiveness of IAC’s internal control over financial reporting, (iii) the qualifications and independence of IAC’s independent registered public accounting firm, (iv) the performance of IAC’s internal audit function and independent registered public accounting firm, (v) IAC’s risk assessment and risk management policies as they relate to financial, information security and cybersecurity and other risk exposures, and (vi) the compliance by IAC with legal and regulatory requirements. In fulfilling its purpose, the Audit Committee maintains free and open communication among its members, IAC’s independent registered public accounting firm, IAC’s internal audit function and IAC management. The Audit Committee may form and delegate authority to subcommittees and may delegate authority to one or more of its members. The formal report of the Audit Committee is set forth under the caption Audit Committee Matters—Audit Committee Report.

The Board has previously concluded that Mr. Spoon is an “audit committee financial expert,” as such term is defined in applicable SEC rules and the Marketplace Rules and has satisfied the independence requirements set forth therein.

Compensation and Human Capital Committee

The Compensation and Human Capital Committee of the Board functions pursuant to a written charter adopted by the Board, the most recent version of which was filed as Appendix B to the 2023 Proxy Statement. The Compensation and Human Capital Committee is appointed by the Board to assist the Board with all matters relating to the compensation of IAC’s executive officers, as well as with those relating to human capital and workplace conduct. Consistent with its responsibility for these matters, the Compensation and Human Capital Committee has overall responsibility for approving and evaluating all compensation plans, policies and programs of IAC as they relate to IAC’s executive officers, as well as works with IAC management to assess risks relating to compensation, human capital and workplace conduct. The Compensation and Human Capital Committee may form and delegate authority to subcommittees and may delegate authority to one or more of its members. The Compensation and Human Capital Committee may also delegate to one or more IAC executive officers the authority to make grants of equity-based compensation to eligible individuals (other than directors and executive officers) to the extent allowed under Delaware law. For additional information on IAC’s processes and procedures for the consideration and determination of executive compensation and the related roles of the Compensation and Human Resources Committee, IAC management and consultants, see the discussion under Compensation Discussion and Analysis. The formal report of the Compensation and Human Capital Committee is set forth under the caption Compensation and Human Capital Committee Report.

Nominating Committee

The Nominating Committee of the Board functions pursuant to a written charter adopted by the Board, the most recent version of which was filed as Appendix C to the 2023 Proxy Statement. The Nominating Committee is appointed by the Board to assist the Board with all matters relating to: (i) the identification, review and evaluation of individuals qualified to become members of the Board, (ii) the recommendation of director nominees for the next annual meeting of stockholders (and nominees to fill vacancies on the Board as necessary) and (iii) the making of recommendations with respect to the compensation and benefits of non-employee directors.

Executive Committee

The Executive Committee of the Board has all the power and authority of the Board, except those powers specifically reserved to the Board by Delaware law or IAC’s organizational documents.

Audit Committee Report

The Audit Committee functions pursuant to a written charter adopted by the Board, the most recent version of which was filed as Appendix A to the proxy statement filed in connection with our 2023 annual meeting of stockholders. The Audit Committee charter governs the operations of the Audit Committee and sets forth its responsibilities, which include providing assistance to the Board with the monitoring of: (i) the integrity of IAC’s financial statements, (ii) the effectiveness of IAC’s internal control over financial reporting, (iii) the qualifications and independence of IAC’s independent registered public accounting firm, (iv) the performance of IAC’s internal audit function and independent registered public accounting firm, IAC’s risk assessment and risk management policies as they relate to financial and other risk exposures and (vi) the compliance by IAC with legal and regulatory requirements. It is not the duty of the Audit Committee to plan or conduct audits or to determine that IAC’s financial statements and disclosures are complete, accurate and have been prepared in accordance with generally accepted accounting principles and applicable rules and regulations. Management is responsible for IAC’s financial reporting process, including systems of internal control over financial reporting. The independent registered public accountants are responsible for performing an independent audit of IAC’s consolidated financial statements and the effectiveness of IAC’s internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (the “PCAOB”) and to issue a report thereon. The Audit Committee’s responsibility is to engage the independent auditor and otherwise to monitor and oversee these processes.

In fulfilling its responsibilities, the Audit Committee has reviewed and discussed the audited consolidated financial statements of IAC included in the Annual Report on Form 10-K for the year ended December 31, 2024 with IAC’s management and Ernst & Young LLP, IAC’s independent registered public accounting firm (“Ernst & Young”), as well as related reports regarding such financial statements and internal control over financial reporting with Ernst & Young.

The Audit Committee has discussed with Ernst & Young the matters required to be discussed by the applicable requirements of the PCAOB and the SEC. In addition, the Audit Committee has received the written disclosures and the letter from Ernst & Young required by applicable requirements of the PCAOB regarding Ernst & Young’s communications with the Audit Committee concerning independence and has discussed with Ernst & Young its independence from IAC and its management.

In reliance on the reviews and discussions referred to above, the Audit Committee recommended to the Board that the audited consolidated financial statements for IAC be included in IAC’s Annual Report on Form 10-K for the year ended December 31, 2024, as amended by this Amendment No. 1.

Members of the Audit Committee

Alan G. Spoon (Chair)
Bryan Lourd
Richard Zannino

Item 11. Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Philosophy and Objectives

Overview

The executive officers whose compensation is discussed in this compensation discussion and analysis (the “CD&A”), and to whom IAC refers to as its named executive officers in this CD&A (the “NEOs”), are:

•	Barry Diller, Chairman and Senior Executive;

•	Joseph Levin, former Chief Executive Officer (until March 31, 2025);

•	Christopher Halpin, Executive Vice President, Chief Operating Officer and Chief Financial Officer;

•	Kendall Handler, Executive Vice President, Chief Legal Officer and Secretary; and

•	Victor Kaufman, Vice Chairman.

IAC’s executive compensation program is designed to increase long-term stockholder value by attracting, retaining, motivating and rewarding leaders with the competence, character, experience and ambition necessary to enable IAC to meet its growth objectives.

Although IAC is a publicly traded company, it attempts to foster an entrepreneurial culture, and attract and retain senior executives with entrepreneurial backgrounds, attitudes and aspirations. Accordingly, when attempting to recruit and retain executive officers, as well as other executives who may become executive officers at a later time, IAC competes not only with other public companies, but also with earlier stage companies, companies funded by private equity and venture capital and other professional firms. IAC structures its executive compensation program so that it can compete in this varied marketplace for talent, with an emphasis on variable, contingent compensation and long-term equity ownership.

While IAC considers competitive market data in establishing broad compensation policies and practices and annually assesses the compensation associated with particular executive positions, it does not definitively rely on competitive market data or other benchmarking information in establishing executive compensation levels or structures. IAC makes decisions based on a host of factors particular to a given executive officer’s situation, including its firsthand experience with competition for recruiting executives and its understanding of the current environment, and believes that over-reliance on survey data (or a benchmarking approach) is too rigid for the dynamic and fast changing marketplace for talent in which IAC competes.

Similarly, IAC believes that arithmetic approaches to measuring and rewarding short-term performance often fail to adequately consider the multiple factors that contribute to success at a given individual executive and business level. In any given fiscal year, IAC may have multiple objectives, and these objectives (and their relative importance) often change as competitive and strategic landscapes shift and as IAC’s portfolio of businesses evolves. Accordingly, IAC has historically avoided the use of strict formulas in its annual bonus program, believing that they often over-compensate or under-compensate a given performance level. IAC instead relies primarily on an approach that, while based on clear objectives, is not formulaic and allows for the exercise of discretion by the Compensation and Human Capital Committee of the Board (for purposes of this CD&A, the “Committee”), based on its review of a range of Company factors and, to a lesser extent, each executive’s individual performance and other considerations, in setting final bonus amounts.

In addition, IAC is of the view that long-term incentive compensation in the form of equity awards aligns the interests of its executives with those of its stockholders. To further this important goal, equity awards play a prominent role in IAC’s overall executive compensation program. IAC has changed the form of its equity awards periodically over the years. For example, in 2019, IAC shifted from stock options to full value restricted stock unit (“RSU”) awards in an effort to reduce the dilutive impact of equity awards granted to its executive officers and strengthen the durability of retention, while still aligning the interests of its executives with those of its stockholders. Then, in 2020, IAC granted five (5) year cliff-vesting RSU awards (and, in the case of Mr. Levin only, a long-term, cliff-vesting performance-based restricted stock award (the “Restricted Stock Award”), which was cancelled and forfeited in connection with the CEO Transition (defined and described below)). In 2023, IAC moved to annual RSU awards generally vesting in equal installments over a four (4) year period and, in 2025, to reduce the number of shares issued to management, the Committee approved annual RSU awards generally vesting in equal installments over a three (3) year period. However, vesting schedules for the RSU awards granted in each of 2023, 2024 and 2025 vary by individual executive based on the vesting schedules of outstanding awards as of the relevant grant dates. If previously granted cliff-vesting RSUs remained outstanding, in most cases, new RSU awards were backloaded to avoid incremental vestings in the year of the cliff vesting. IAC will continue to evaluate the appropriate form of equity-based incentive awards as market conditions evolve.

CEO Transition

On January 13, 2025, IAC announced that Mr. Levin would cease to serve as IAC’s Chief Executive Officer and as a member of the Board, effective as of the completion of the spin-off of Angi (the “Angi Spin-Off”). In connection with this announcement, IAC and Mr. Levin entered into an employment transition agreement, dated January 13, 2025 (the “ETA”). Pursuant to the ETA, Mr. Levin transitioned out of his role as Chief Executive Officer of IAC and resigned as a member of the Board immediately following the completion of the Angi Spin-Off on March 31, 2025 (the “CEO Transition”).

Pursuant to the ETA: (i) each of the employment agreement, by and between IAC and Mr. Levin, dated November 5, 2020 (the “CEO Employment Agreement”), the Amended and Restated Restricted Stock Agreement, by and between IAC and Mr. Levin, dated June 7, 2021 (the “RSA”), and the Voting Agreement, by and among Mr. Diller and the trustees of certain trusts, on the one hand, and Mr. Levin, on the other hand, dated November 5, 2020 (the “Voting Agreement”), were terminated, and (ii) the Restricted Stock Award granted to Mr. Levin was forfeited and cancelled in its entirety; provided, however, that the customary restrictive covenants contained in the CEO Employment Agreement (confidentiality, non-compete, non-solicit and those relating to proprietary rights and the related assignment of such rights) will remain in effect in accordance with the terms thereof.

Mr. Levin continued to serve as Chief Executive Officer and as a member of the Board through March 31, 2025 (the “CEO Transition Period”). During the CEO Transition Period, the Company paid Mr. Levin his then current annual base salary ($1,000,000) and provided him with his then current employee benefits. Following the CEO Transition Period, pursuant to the ETA, Mr. Levin agreed to provide consulting services to IAC for a period of six (6) years following March 31, 2025 (the “Consulting Services”). In consideration for the Consulting Services to be provided by Mr. Levin, the Company agreed to pay Mr. Levin an annual fee in the amount of $3,000,000 per year, with $1,000,000 of such annual fee payable in equal monthly installments, and the remaining $2,000,000 of such annual fee payable on the first business day following each of March 31, 2026, 2027, 2028, 2029, 2030 and 2031. If IAC terminates the Consulting Services other than for Cause (as defined in the ETA), if Mr. Levin terminates the Consulting Services due to a Company payment default or in the event of Mr. Levin’s death or disability during the six (6) year Consulting Services period, IAC will pay all unpaid consulting fees for the balance of such period in one lump sum installment. IAC’s payment obligations related to the Consulting Services will immediately cease if IAC terminates the Consulting Services for Cause.

IAC believes that its executive compensation program puts the substantial majority of compensation at risk, rewards both individual executive officer and corporate performance in a targeted fashion, pays amounts appropriate to attract and retain those key individuals necessary to grow IAC and aligns the interests of its key executive officers with those of its stockholders.

Annual Advisory Vote on NEO Compensation

IAC provides its stockholders with the opportunity to cast an advisory vote to approve the compensation of its NEOs on an annual basis. At IAC’s 2024 annual meeting of stockholders, approximately 92% of the shares voted were cast in support of the annual say-on-pay proposal (a “say-on-pay” vote). The Committee believes that the vote reflected stockholder support for IAC’s approach to executive compensation, and, as such, did not factor into any changes to our compensation program in 2024 or early 2025. IAC regularly evaluates and refines its executive compensation program and will continue to do so, considering evolving best practices and stockholder feedback, including the results of future annual say on pay votes.	2024 SAY-ON-PAY SUPPORT

Compensation Decisions — Roles and Responsibilities

The Committee has primary responsibility for establishing the compensation of our executive officers. All compensation decisions referred to throughout this CD&A have been made by the Committee at meetings, based (in part) on recommendations from Messrs. Diller and, prior to the CEO Transition, Mr. Levin, as well as on such additional information deemed pertinent by the Committee in its discretion (as described below). The Committee currently consists of Messrs. Rosenblatt (Chair) and Zannino.

Our executive officers participate in structuring IAC-wide compensation programs and establishing appropriate annual cash bonus and equity pools. In early 2025, Mr. Diller met with the Committee and discussed his views regarding corporate and individual executive officer performance for 2024 for Messrs. Levin, Halpin and Kaufman and Ms. Handler, and his recommendations for annual bonuses for these executive officers. Mr. Diller also separately discussed his views regarding his own performance with the Committee. Following these discussions, the Committee met in an executive session to review and discuss these recommendations. After consideration of these recommendations, the Committee ultimately determined annual cash bonuses and RSU awards in respect of performance for the 2024 fiscal year for each executive officer and determined to increase Mr. Halpin’s base salary to $750,000 given his increased duties and responsibilities following the CEO Transition. In establishing a given executive officer’s compensation package, each individual component was evaluated independently and in relation to the package as a whole. Prior earning histories and outstanding long-term compensation arrangements were also reviewed and considered. However, the Committee does not believe in any formulaic relationship or targeted allocation between these elements. Instead, each individual executive officer’s situation was evaluated on a case-by-case basis (and is each year), considering a variety of relevant factors at the time.

The Committee periodically solicits advice from consulting firms and engages legal counsel (as appropriate). The Committee also receives, on at least an annual basis, a live presentation by an independent compensation consultant (see below) about recent developments and best practices concerning executive compensation, which took place in early 2024 and 2025. IAC may also periodically solicit survey or peer compensation data from various consulting firms and review this information with the Committee.

In addition, when structuring and determining compensation packages for Messrs. Diller and Kaufman, the Committee utilizes an independent compensation consultant, Compensia, Inc. (“Compensia”), chosen after considering such factors that the Committee reasonably determined to be appropriate and as may be required by 5605(d)(3) of the Marketplace Rules. From time to time, the Committee will direct Compensia to furnish any reports and/or peer studies as may be required by the Committee and continues to work with Compensia when structuring executive compensation.

The Committee initially retained Compensia in late 2021. As part of the annual review process for 2024 compensation, IAC asked Compensia to conduct a competitive market assessment of the Company’s executive compensation program. Compensia compiled data from proxy statements filed by (and other publicly available information regarding) peer companies and industry specific compensation survey data regarding compensation for executive officer positions (where available) to assist the Committee in its general understanding of current compensation practices.

Based on the consideration of the various independence factors specified in applicable SEC rules and the Marketplace Rules, and a review of these factors for 2024 and through early 2025, the Committee determined that its relationship with Compensia, and the work of Compensia on behalf of the Committee, does not raise any conflict of interest. The Committee will review the independence of Compensia (or such other compensation consultant as the Committee may retain from time to time) annually.

Compensation Elements

Compensation packages for our executive officers primarily consist of base salary, annual cash bonuses, equity awards and, in certain instances, perquisites and other benefits.

Base Salary

Base salary represents the fixed portion of an executive officer’s compensation and is intended to provide compensation for expected day-to-day performance. IAC typically negotiates a new executive officer’s starting salary upon arrival, based on factors such as prior compensation levels for the particular position within IAC, IAC’s New York City location, salary levels of other executive officers within IAC and salary levels available to the individual in alternative opportunities. Base salaries are reviewed periodically and may be increased based on a number of factors, including the assumption of additional responsibilities and other factors that demonstrate an executive officer’s increased value to IAC and review of competitive market data.

Annual Cash Bonuses

General

IAC’s bonus program is designed to reward performance on an annual basis and annual cash bonuses are discretionary. Annual cash bonuses for IAC’s executive officers tend to be highly variable from year-to-year depending on IAC’s performance and, in certain circumstances, individual executive officer performance. Because of the variable nature of the annual cash bonus program, and because in any given year, annual cash bonuses can make up the significant majority of an executive officer’s total cash compensation, IAC believes its executive officer annual cash bonus program provides a strong incentive for its executive officers to achieve annual corporate, strategic and individual performance objectives. Annual cash bonuses for IAC executive officers in respect of performance for the 2024 fiscal year were determined and paid in February 2025.

In making its determinations regarding individual annual cash bonus amounts, the Committee considers a variety of factors, such as growth in profitability and/or achievement of strategic objectives by IAC and, to a lesser extent, an individual executive officer’s performance and contribution to IAC. The Committee does not quantify the weight given to any specific factor or otherwise follow a formulaic calculation. Rather, the Committee engages in an overall assessment of appropriate annual cash bonus levels based on an evaluation of all of the criteria it determines to be relevant.

2024 Cash Bonuses

In determining cash bonus amounts for IAC executive officers in respect of performance for the 2024 fiscal year, the Committee considered a variety of factors specific to IAC’s overall performance, including the following:

OPERATING RESULTS	• While revenue generally declined in 2024 relative to 2023 across IAC’s various businesses, on a consolidated basis, operating income (loss) and Adjusted EBITDA improved in 2024 relative to 2023.*
STRATEGIC INITIATIVES

•      In the case of IAC’s Dotdash Meredith Inc. (“DDM”) business, audience gains across Digital properties, improved digital advertising sales and the implementation of DDM’s new, cookie-less advertising product (D/Cipher);

•      in the case of IAC’s Angi business, improved service professional retention rates and quality generally, the streamlining of Angi’s sales force, improved marketing efficiencies and increased service professional presentation in response to service requests;

•      the planned CEO Transition;

•      the then-planned (now completed) Angi Spin-Off; and

•      IAC’s continued involvement and ownership stake in MGM and Turo.

CASH POSITION

•      IAC ended the year with approximately $1.8 billion of cash and cash equivalents and marketable debt securities on a consolidated basis, of which $416.0 million and $250 million were held by Angi and DDM, respectively. IAC believes that this cash balance positions it for further long-term growth as it continues to invest in its businesses and identify new opportunities for expansion.

*	Adjusted EBITDA is a supplemental measure to U.S. generally accepted accounting principles (“GAAP”). For a definition and description of Adjusted EBITDA, as well as a full reconciliation of Adjusted EBITDA to operating income (loss) (the most directly comparable financial measure per GAAP), see the disclosure set forth under the captions Item 7—Management’s Discussion and Analysis—Principles of Financial Reporting” on pages 66-67 and Note 9— Segment Information to IAC’s consolidated financial statements on pages 131-132, in each case, of the Original 10-K.

While the factors noted above were the primary factors considered in determining annual cash bonus amounts, the Committee also considered each executive officer’s role and responsibilities, the relative contributions made by each executive officer during the year, the relative size of annual cash bonuses paid to other executive officers, the recommendations of the Chairman and Senior Executive (other than for his own annual cash bonus) and market data. In addition, the Committee considered achievements in 2024 as compared to achievements and annual cash bonus levels in prior years.

With respect to Mr. Diller’s annual cash bonus in respect of performance for the 2024 fiscal year, the Committee considered his continuing strategic oversight of IAC’s businesses and involvement with MGM, the Company’s profitability on a consolidated basis for 2024 and his prior compensation history, as well as reviewed a market assessment of compensation for Chairperson roles conducted by Compensia. With respect to Mr. Levin’s annual cash bonus in respect of performance for the 2024 fiscal year, the Committee considered his contributions during the year, notwithstanding the CEO Transition.

With respect to annual cash bonuses in the case of our other NEOs in respect of performance for the 2024 fiscal year, the Committee considered the following in the case of: (i) Mr. Halpin, his continuing role as both Chief Operating Officer and Chief Financial Officer, as well as his role in managing the Company’s balance sheet and capital position, his contributions to strategic, cost management and other operational initiatives and his operational responsibilities as Chief Operating Officer, (ii) Ms. Handler, her overall leadership, as well as her ongoing oversight of IAC’s legal, human resources, regulatory and compliance activities and contributions to strategic and operational initiatives, and (iii) Mr. Kaufman, his participation in strategic oversight of the Company.

Long-Term Incentives

Overview

Due to IAC’s entrepreneurial philosophy, we believe that providing a meaningful equity stake in our business is essential to create compensation opportunities that can compete, on a risk-adjusted basis, with the wide range of entrepreneurial employment alternatives in the competitive market. In addition, IAC believes that ownership shapes behavior, and that by providing compensation in the form of equity awards, it aligns executive officer incentives with stockholder interests in a manner that drives superior performance over time.

In determining the size of equity awards for an executive officer for any given period, the Committee reviews and evaluates on an individual-by-individual basis the amount of outstanding unvested and/or unexercised equity awards, as well as previously earned or exercised equity awards. In setting award levels, the predominant factors considered by the Committee are providing the executive officer with effective retention incentives, appropriate reward for past performance and incentives for strong future performance and competitive conditions. The annual corporate performance factors relevant to setting annual cash bonus amounts are also considered, although equity awards tend to be more forward-looking, and are a longer-term retention and reward instrument relative to annual cash bonuses.

IAC’s practice has been to schedule Committee meetings at which equity awards are to be granted well in advance of (and without regard to) the timing of the release of earnings or other material information.

2024 Equity Awards

In late 2023 and early 2024, the Committee reviewed outstanding equity awards held by our executive officers (other than Mr. Levin) and other employees. At such time, for NEOs, these awards consisted of RSU awards for Messrs. Diller, Halpin and Kaufman and Ms. Handler scheduled to cliff vest in each of 2025, 2027, 2025 and 2025, respectively. Although these prior RSU awards granted in 2020 (and in the case of Mr. Halpin only, 2022) were generally intended to be multi-year awards, in early 2023 and 2024, the Committee gradually shifted to a more systematic annual grant program in light of then current market conditions and retention profiles. As a result, in February 2024, the Committee granted RSUs to:

•	Mr. Halpin with a grant date value of $3.5 million, vesting 50% on each of the second and fourth anniversaries of the grant date, respectively, subject to continued service through the applicable vesting dates; and

•	Ms. Handler with a grant date value of $2.5 million, vesting 33% on each of the second, third and fourth anniversaries of the grant date, respectively, subject to continued service through the applicable vesting dates.

In determining the RSU awards for 2024, the Committee noted current market conditions and retention profiles. For Mr. Halpin, the Committee considered overall annual compensation for his role and the vesting schedules of his outstanding RSU awards, which resulted in the majority of his equity compensation vesting in 2027. For Ms. Handler, the Committee noted overall annual compensation for her role, as well as the vesting schedules of her outstanding RSU awards.

No other executive officer received an equity award in 2024. For Messrs. Diller, Levin and Kaufman, this was due to their then current equity positions.

2025 Equity Awards

In late 2024 and early 2025, the Committee reviewed outstanding equity awards held by our executive officers and other employees, including the awards previously granted to Mr. Halpin and Ms. Handler.

Considering these previous grants and current market and retention trends, the Committee granted RSUs in February 2025 to:

MR. HALPIN	Grant date value of $8.0 million, vesting 37.5% and 62.5% on the first and third anniversaries of the grant date, respectively, subject to continued service through the applicable vesting dates.	In determining this award, the Committee considered his continuing dual role as Chief Operating Officer and Chief Financial Officer, his increased duties and responsibilities following the CEO Transition, market comparisons to ensure alignment with industry standards, the vesting schedules of his prior awards and the importance of retaining his expertise and leadership, particularly in light of the CEO Transition and a competitive market environment.
MS. HANDLER	Grant date value of $4.5 million, vesting in three equal annual installments on the anniversary of the grant date, subject to continued service through the applicable vesting dates.	In determining this award, the Committee considered her overall annual compensation, the expanded scope and complexity of her role due to increased duties and responsibilities following the CEO Transition, market comparisons to ensure alignment with industry standards, the vesting schedules of her prior awards and the importance of retaining her expertise and leadership, particularly in light of the CEO Transition and a competitive market environment.
MR. KAUFMAN	Mr. Kaufman, with a grant date value of $250,000, vesting in three equal annual installments on the anniversary of the grant date, subject to continued service through the applicable vesting dates.	In determining this award, the Committee noted overall annual compensation for his role and market compensation for similarly situated executives, as well as market compensation for Board members.

No other executive officer received an equity award in 2025. For Mr. Diller, this was due to his current equity award holdings and, for Mr. Levin, due to the CEO Transition.

The Committee believes that the RSU awards granted pursuant to IAC’s equity compensation program properly align the incentives of IAC’s executive officers with those of its stockholders.

Stock Ownership Policy

To further align the interests of IAC’s executive officers with those of its stockholders, the Committee has a formal stock ownership policy (the “Stock Ownership Policy”) for IAC’s executive officers (the “Designated Executives”) in place. The Stock Ownership Policy provides for a minimum stockholding target that each Designated Executive is expected to accumulate and hold (the “Stock Targets”). Under the Stock Ownership Policy, the Stock Targets are:

The Stock Targets are established on the date an executive officer is first appointed as a Designated Executive and annually thereafter on June 30th (a “Measurement Date”), based on the average closing price of IAC common stock for the 30 consecutive trading days immediately prior to the applicable Measurement Date. Designated Executives will have five years from the later of the effective date of the Stock Ownership Policy (April 2022) and the date of hire or appointment into an eligible position to achieve the Stock Targets for their respective levels.

Under the Stock Ownership Policy, shares of IAC common stock owned outright or in a trust or other arrangement under the Designated Executive’s direction (such as shares owned by immediate family members, so long as the Designated Executive does not disclaim beneficial ownership for SEC reporting purposes) count toward compliance with the Stock Target requirements, but unexercised stock options and unvested RSU and restricted stock awards do not count toward compliance with the Stock Target requirements.

The Stock Ownership Policy also includes stock retention provisions. If a Designated Executive has not met his or her Stock Target requirements on the most recent Measurement Date, he or she must retain 25% of the net shares acquired upon the exercise of any stock options or vesting of RSU or restricted stock awards until a subsequent Measurement Date on which the applicable Stock Target requirements are met (the “Holdback”). The Committee has discretion to increase the Holdback percentage if a given Designated Executive’s progress toward his or her Stock Target requirements is not satisfactory. Based on the most recent Measurement Date (June 30, 2024), the following Stock Target requirements are in effect for IAC’s NEOs:

Name	Current Stock Target	Target Met?
Barry Diller	49,600	Yes
Joseph Levin	99,300	Yes
Christopher Halpin	17,900	Yes
Kendall Handler	17,900	No, subject to holdback(1)
Victor Kaufman	17,900	Yes

(1)	From and after her appointment as an executive officer in December 2021, Ms. Handler has retained all of the net shares acquired upon the vesting of her RSU awards. And while she did not meet her Stock Target as of the most recent Measurement Date (June 30, 2024), based on her holdings of IAC common stock as of February 2025 and assuming her compliance with the Stock Ownership Policy throught the next Measurement Date on June 30, 2026, she is expected to meet her Stock Target on such date.

For information regarding shares of IAC common stock held by each NEO, see Item 13-Security Ownership of Certain Beneficial Owners and Management.

Change of Control

IAC equity awards granted to executive officers generally include a so-called “double-trigger” change of control provision, which provides for the acceleration of the vesting of outstanding equity awards in connection with a change of control of IAC only when an award holder suffers an involuntary termination of employment during the two (2)year period following such change of control. The Committee believes that providing for the acceleration of the vesting of equity awards after an involuntary termination of employment in this case will assist in the retention of IAC’s executive officers through a change of control transaction. Prior to the cancellation and forfeiture of the Restricted Stock Award in January  2025 in connection with the CEO Transition, the terms of such award provided for full vesting upon the consummation of a change of control of IAC. The Board and the Committee believed that this treatment was appropriate given the long-term nature of the arrangement and the Voting Agreement, which was an essential element of the arrangement for Mr. Levin. The Voting Agreement was terminated in January 2025 in connection with the CEO Transition.

For purposes of this discussion and the discussion below under the Severance caption, we use the term “involuntary termination” to mean both a termination of an executive officer’s employment by IAC without “cause” and a resignation by an executive officer for “good reason” or similar construct.

Severance

IAC generally provides its executive officers with some amount of salary continuation and the acceleration of the vesting of certain equity awards in the event of an involuntary termination of employment. IAC believes that by providing this benefit, it increases the retentive effect of its equity program, which IAC believes is its most important retention incentive.

IAC generally does not provide for the acceleration of the vesting of equity awards in the event an executive officer voluntarily resigns from IAC.

Other Compensation

General

IAC provides Mr. Diller (and prior to the CEO Transition, provided Mr. Levin) with various non-cash benefits as part of their overall compensation packages. Under certain limited circumstances, other executive officers have also received non-cash benefits. The value of these benefits is calculated under appropriate rules and is considered as a component of compensation when establishing overall compensation levels. The value of all non-cash benefits is reported under the All Other Compensation column in the Summary Compensation Table pursuant to applicable SEC rules. IAC’s executive officers do not participate in any deferred compensation or retirement programs other than IAC’s 401(k) plan. IAC does not generally provide tax gross-ups for its executive officers. Other than those described specifically below, IAC’s executive officers do not partake in any benefit programs, or receive any significant perquisites, distinct from other IAC employees.

Mr. Diller

Pursuant to IAC policy, Mr. Diller is required to travel, both for business and personal purposes, on corporate aircraft. In addition to serving general security interests, this means of travel permits him to travel non-stop and without delay, to remain in contact with IAC while he is traveling, to change his plans quickly in the event IAC business requires and to conduct confidential IAC business while flying, be it telephonically, by e-mail or in person. These interests are similarly furthered on both business and personal flights, as Mr. Diller typically provides his services to IAC while traveling in either case. Nonetheless, the incremental cost to IAC of his travel for personal purposes is reflected as compensation to Mr. Diller from IAC and is considered in establishing his overall compensation package. IAC provides certain IT equipment and services for use by certain individuals who work for Mr. Diller personally. These uses are valued by IAC at their incremental cost to IAC.

Mr. Levin

Prior to the CEO Transition, pursuant to IAC policy, Mr. Levin was encouraged to travel, both for business and personal purposes, on corporate aircraft for the same reasons as set forth above for Mr. Diller. The incremental cost to IAC of his travel for personal purposes is reflected as compensation to Mr. Levin from IAC and was considered in establishing his overall compensation package.

Tax Deductibility

Compensation in excess of $1 million paid to IAC’s current NEOs will not be deductible by reason of Section 162(m) of the Code unless it qualifies for limited transition relief applicable to certain arrangements in place as of November 2, 2017 (“Grandfathered Arrangements”). The Committee reserves the right to modify Grandfathered Arrangements in a manner that results in the loss of a compensation deduction if it determines that such modifications are consistent with IAC’s best interests.

In addition, the Committee believes that, in establishing the cash and equity incentive compensation plans and arrangements for IAC’s executive officers, the potential deductibility of the compensation payable under those plans and arrangements is just one relevant factor to consider. For that reason, the Committee may deem it appropriate to provide one or more of IAC’s executive officers with the opportunity to earn incentive compensation, whether through cash incentive awards tied to its financial performance or equity incentive awards tied to a given executive officer’s continued service, which may be in excess of the amount deductible by reason of Section 162(m) of the Code. The Committee believes it is important to maintain cash and equity incentive compensation at the requisite level to attract and retain the individuals essential to IAC’s financial success, even if all or part of that compensation may not be deductible by reason of the Section 162(m) limitation.

Other Guidelines and Procedures Affecting Executive Compensation

Stock-Based Compensation Procedures Regarding Timing and Pricing of Awards

IAC equity awards are generally granted in respect of performance for the prior fiscal year in the first quarter of a given year, which equity awards are generally approved by the Committee at its first previously scheduled quarterly meeting in such year. IAC equity awards may also be approved by the Committee in connection with non-routine situations, such as the hiring, promotion or retention of executive officers and other employees or in connection with acquisitions and/or other corporate transactions. In addition, the Committee has delegated to Mr. Halpin and Ms. Handler the authority to make grants of IAC equity to eligible individuals (other than IAC directors and executive officers), subject to certain limitations, generally on the first business day of each calendar month.

Except in the case of awards approved by the Committee in connection with non-routine situations and pursuant to delegated authority, IAC equity awards are generally granted at previously scheduled quarterly Committee meetings throughout the year. The Committee does not take material non-public information into account when determining the timing and terms of equity awards, and IAC does not time the disclosure of material non-public information for the purpose of affecting the value of executive compensation.

While stock options are not a component of IAC’s current equity compensation program, IAC retains the ability to grant stock options under its 2018 Stock and Annual Incentive Plan (the “2018 Plan”), which provides that the exercise price of any stock options shall be at “fair market value” (the closing price of IAC common stock on the grant date). IAC does not grant “in-the-money” stock options or stock options with exercise prices below fair market value on the grant date. The exercise prices of all IAC stock options previously granted and outstanding as of December 31, 2024 are equal to the fair market value on the grant date.

Timing of Stock Option Grants

While there are stock options outstanding as of December 31, 2024, IAC did not grant any stock options to its NEOs in 2024. While IAC retains the ability to grant stock options under the 2018 Plan, stock options have not been a component of IAC’s equity compensation program since 2019. As noted above, IAC does not time or plan the release of material non-public information for the purpose of affecting the value of stock options.

Accounting for Stock-Based Compensation

IAC follows Financial Accounting Standard Board Accounting Standards Codification Topic 718 (“ASC 718”) for its stock-based compensation awards. ASC 718 requires companies to measure the compensation expense for all share-based payment awards made to employees and directors based on the grant date “fair value” of these awards. This calculation is performed for accounting purposes and reported in the compensation tables below, even though IAC’s executive officers may never realize any value from their awards. ASC Topic 718 also requires companies to recognize the compensation cost of their stock-based awards in their income statements over the period that an employee is required to render service in exchange for the award.

COMPENSATION AND HUMAN CAPITAL COMMITTEE REPORT

The Compensation and Human Capital Committee has reviewed the Compensation Discussion and Analysis and discussed it with IAC management. In reliance on its review and the discussions referred to above, the Compensation and Human Capital Committee has recommended to the Board that the Compensation Discussion and Analysis be included in IAC’s 2024 Annual Report on Form 10-K, as amended by this Amendment No. 1.

Members of the Compensation and Human Capital Committee

David Rosenblatt (Chair)
Richard F. Zannino

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

In 2024, the membership of IAC’s Compensation and Human Capital Committee consisted of Messrs. Rosenblatt (Chair) and Zannino. None of these individuals have ever been an officer or employee of IAC at any time during their respective service on the committee.

EXECUTIVE COMPENSATION

Overview

The Executive Compensation section of this Amendment No. 1 sets forth certain information regarding total compensation earned by our NEOs for the years set forth below, as well as IAC equity awards granted to them in 2024 (as and if applicable), equity awards held by them on December 31, 2024 and the dollar value realized by them upon the exercise and/or vesting of equity awards (as applicable) during 2024.

Summary Compensation Table

Name and Principal Position(s)	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)	All Other Compensation ($)(2)	Total ($)
Barry Diller	2024	$500,000	$2,100,000	—	—	$606,638	$3,206,638
Chairman and Senior	2023	$500,000	$2,100,000	—	—	$804,992	$3,404,992
Executive	2022	$500,000	—	—	—	$472,440	$972,440

Joseph Levin(3)	2024	$1,000,000	$3,500,000	—	—	$475,418	$4,975,418
Former Chief	2023	$1,000,000	$3,500,000	—	—	$540,756	$5,040,756
Executive Officer	2022	$1,000,000	$3,000,000	—	—	$477,703	$4,477,703

Christopher Halpin	2024	$600,000	$3,500,000	$3,499,981	—	$10,000	$7,609,981
EVP, Chief Operating	2023	$600,000	$2,500,000	$7,999,959	—	$10,000	$11,109,959
Officer and Chief Financial Officer	2022	$549,231	$2,000,000	$24,999,898	—	$10,000	$27,559,129

Kendall Handler	2024	$500,000	$2,000,000	$2,499,986	—	$10,000	$5,009,986
EVP and Chief Legal	2023	$500,000	$1,600,000	$2,499,994	—	$10,000	$4,609,994
Officer	2022	$500,000	$1,300,000	—	—	$30,000	$1,830,000

Victor Kaufman	2024	$100,000	$100,000	—	—	$10,000	$210,000
Vice Chairman	2023	$100,000	$100,000	—	—	$10,000	$210,000
	2022	$100,000	—	—	—	$16,246	$116,246

(1)	The amounts in the table above for 2024 under the column header Stock Awards reflects the grant date fair value of IAC RSUs calculated by multiplying the closing price of IAC common stock on the grant date by the number of IAC RSUs awarded. For further details regarding these awards, see footnote 1 to the table set forth under Grants of Plan-Based Awards in 2024 and footnote 2 to the table set forth under Outstanding Equity Awards at 2024 Fiscal Year-End.

(2)	Additional information regarding all other compensation amounts for each NEO in 2024 is as follows:

Name and Principal Position(s)	Barry Diller	Joseph Levin	Christopher Halpin	Kendall Handler	Victor Kaufman
Personal use of IAC aircraft(a)	$584,791	$465,418	—	—	—
401(k) plan matching amounts by IAC	$10,000	$10,000	$10,000	$10,000	$10,000
Miscellaneous(b)	$11,667	—	—	—	—
	$606,638	$475,418	$10,000	$10,000	$10,000

(a)	Pursuant to IAC’s Airplane Travel Policy, Mr. Diller is required to travel by IAC aircraft (either IAC-owned or aircraft in which IAC has purchased a fractional interest) for both business and personal purposes and, prior to the CEO Transition, Mr. Levin was encouraged to use IAC aircraft (either IAC-owned or aircraft in which IAC has purchased a fractional interest) for business and personal purposes when doing so would serve the interests of IAC. See the discussion regarding airplane travel under the Other Compensation section of the Compensation Discussion and Analysis. Amounts in the table above for Messrs. Diller and Levin reflect the incremental cost to IAC for personal use of IAC aircraft. We calculate the incremental cost to IAC for personal use based on the average variable operating costs to IAC. In the case of IAC-owned aircraft, variable operating costs include fuel, certain maintenance costs, navigation fees, on-board catering, landing fees, crew travel expenses and other miscellaneous variable costs. The total annual variable costs are divided by the annual number of miles the IAC-owned aircraft flew to derive an average variable cost per mile. This average variable cost per mile is then multiplied by the miles flown for personal use.

Incremental costs do not include fixed costs that do not change based on usage, such as pilot salaries, the purchase costs of IAC-owned aircraft, insurance, scheduled maintenance and non-trip related hangar expenses. In the case of aircraft in which IAC has purchased a fractional interest, variable costs are calculated by multiplying the hours flown for personal use by the hourly flight and fuel charges, plus airport arrival and/or departure fees (if applicable), and do not include monthly management fees for such aircraft. In the event a NEO has family members or other guests accompany him or her on a business or personal trip, such travel (while it does not result in any incremental cost to IAC) results in the imputation of taxable income to the relevant NEO, the amount of which is calculated in accordance with applicable Internal Revenue Service rules.

(b)	In the case of Mr. Diller, represents the total amount of other benefits provided to Mr. Diller, none of which individually exceeded 10% of the total value of all perquisites and personal benefits and which reflect an allocation (based on the number of personal computers and communication devices supported by IAC) of costs relating to the use by such individuals of IAC’s information technology technical support and certain communications equipment.

(3)	Mr. Levin served as Chief Executive Officer of IAC from June 24, 2015 to March 31, 2025. In addition, Mr. Levin served as Chief Executive Officer of Angi from October 10, 2022 to April 4, 2024. For the fiscal year ended December 31, 2024, $130,833 of Mr. Levin’s 2024 salary, $478,750 of his bonus in respect of performance for the 2024 fiscal year and $5,000 of his 401(k) matching amounts, in each case, reflected in the table above, was allocated to Angi. See Note 16-Related Party Transactions to IAC’s consolidated financial statements on page 154 of the Original Form 10-K. In connection with the CEO Transition, Mr. Levin was appointed Executive Chairman of Angi as of April 1, 2025. See the disclosure under the captions Compensation Discussion and Analysis-CEO Transition and Certain Relationships and Related Person Transactions-Relationships Involving Significant Stockholders, Executive Officers and Directors-Relationships Involving Mr. Levin.

Grants of Plan-Based Awards in 2024

The table below provides information regarding all IAC equity awards granted to our NEOs in 2024. The number of IAC RSUs granted do not reflect adjustments made to such awards in connection with the Angi Spin-Off.

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units	Grant Date Fair Value of Stock and Option Awards(1)
Barry Diller	—	—	—
Joseph Levin	—	—	—
Christopher Halpin(2)	2/06/2024	67,088	$3,499,981
Kendall Handler(3)	2/06/2024	47,920	$2,499,986
Victor Kaufman	—	—	—

(1)	Reflects the grant date fair value of IAC RSU awards granted to Mr. Halpin and Ms. Handler in February 2024, calculated by multiplying the closing price of IAC common stock on the grant date by the number of IAC RSUs awarded.

(2)	Represents IAC RSUs that vest in two equal installments on the second and fourth anniversaries of the grant date, subject to continued service through the applicable vesting dates, and with partial vesting upon certain terminations of employment.

(3)	Represents IAC RSUs that vest in three equal installments on the second, third and fourth anniversaries of the grant date, subject to continued service through the applicable vesting dates, and with partial vesting upon certain terminations of employment.

Outstanding Equity Awards at 2024 Fiscal Year-End

	Option Awards ($)(1)(2)				Stock Awards ($)(1)(3)
Name	Number of securities underlying unexercised options (#)	Number of securities underlying unexercised options (#)	Option exercise price ($)	Option expiration date	Equity Incentive Plan Awards: Number of unearned shares, units or other rights that have not vested (#)		Equity Incentive Plan Awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
	(Exercisable)	(Unexercisable)
Barry Diller	500,000	—	$13.7121	3/29/2025	—		—
	500,000	—	$17.1397	3/29/2025	—		—
	—	—	—	—	361,475		$15,594,032
Joseph Levin	400,000	—	$15.7064	6/24/2025	—		—
	200,000	—	$8.2070	2/10/2026	—		—
	300,000	—	$15.450	2/14/2027	—		—
	—	—	—	—	3,000,000	(4)	$129,420,000	(4)
Christopher Halpin	—	—	—	—	279,652		$12,064,187
Kendall Handler	3,750	—	$15.0437	3/29/2027	—		—
	—	—	—	—	171,127		$7,382,419
Victor Kaufman	—	—	—	—	27,752		$1,197,221

(1)	The number of IAC stock options, RSUs and shares of restricted stock and exercise prices in this table do not reflect adjustments made to such awards (as applicable) in connection with the Angi Spin-Off.

(2)	In connection with the spin-off of Vimeo in 2021 (the “Vimeo Spin-Off”), each IAC stock option outstanding (all of which were vested) at the time of the Vimeo Spin-Off was split into an IAC stock option and a Vimeo stock option. In addition, in connection with the separation of the businesses within IAC’s former Match Group financial reporting segment from IAC in 2020 (the “Match Separation”), each IAC stock option outstanding (all of which were vested) at the time of the Match Separation was split into an IAC stock option and a Match Group stock option. These IAC, Vimeo and Match Group stock options otherwise have the same terms and conditions (including exercise periods) as the corresponding vested IAC stock options outstanding immediately prior to the relevant transaction.

For all IAC NEOs, any value realized upon the exercise of Vimeo and/or Match Group stock options is treated for tax purposes as compensation payable to them in their respective current or former (as applicable) capacities as executive officers of IAC. Accordingly, information regarding Vimeo and Match Group stock options held by IAC NEOs as of December 31, 2024 appears below and information regarding exercises of Vimeo stock options and Match Group stock options by any NEO in any fiscal year (as applicable) will be disclosed under the caption Option Exercises and Stock Vested for the relevant year.

	Number of securities underlying unexercised Vimeo Options (#)	Vimeo Option exercise price ($)	Vimeo Option Expiration Date
	(Exercisable)
Barry Diller	811,750	$4.2488	3/29/2025
	811,750	$5.3109	3/29/2025
Joseph Levin	324,700	$2.5430	2/10/2026
	487,050	$4.7874	2/14/2027
Kendall Handler	6,088	$4.6614	3/29/2027

	Number of securities underlying unexercised Match Group Options (#)	Match Group Option exercise price ($)	Match Group Option Expiration Date
	(Exercisable)
Joseph Levin	431,680	$12.9887	2/10/2026
	647,520	$24.4523	2/14/2027
Kendall Handler	8,094	$23.8088	3/29/2027

(3)	In the case of Mr. Diller, represents IAC RSUs that cliff vest on November 5, 2025, subject to continued service through the vesting date, and with partial vesting upon certain terminations of employment.

In the case of Mr. Levin, represents the Restricted Stock Award that was scheduled to generally cliff vest on the tenth anniversary of the grant date (November 5, 2020), based on the satisfaction of certain IAC stock price targets and Mr. Levin’s continued employment through the vesting date, and with partial vesting upon certain terminations of employment. In connection with the CEO Transition, the Restricted Stock Award was cancelled and forfeited in January 2025 in connection with the entry by IAC and Mr. Levin into the ETA. See Note 10-Stock Based Compensation to IAC’s consolidated financial statements on pages 133-134 of the Original Form 10-K and the disclosure under the captions Compensation Disclosure and Analysis-CEO Transition and Certain Relationships and Related Person Transactions-Relationships Involving Significant Stockholders, Executive Officers and Directors-Relationships Involving Mr. Levin.

As of December 31, 2024 and the date of this Amendment No. 1, Mr. Levin holds 3,247,000 shares of Vimeo restricted stock, which he received pursuant to the terms of the Restricted Stock Award in connection with the Vimeo Spin-Off. The vesting of these shares of Vimeo restricted stock is subject to Mr. Levin’s continued service at Vimeo (as of the date of this Amendment No. 1, he serves as a special advisor to Vimeo), among other conditions.

In the case of Mr. Halpin, represents: (i) 174,906 IAC RSUs that vest in one lump sum installment on January 26, 2027, (ii) 37,658 IAC RSUs that vested/vest 37.5% on the first and second anniversaries of the grant date, respectively, and 12.5% on the third and fourth anniversaries of the grant date (February 8, 2023), respectively, and (iii) 67,088 IAC RSUs that vest in two equal installments on the second and fourth anniversaries of the grant date (February 6, 2024), in all cases, subject to continued service through the applicable vesting dates, and with partial vesting upon certain terminations of employment.

In the case of Ms. Handler, represents: (i) 27,752 IAC RSUs that cliff vested on February 15, 2025, (ii) 60,151 IAC RSUs that cliff vest on November 30, 2025, (iii) 35,304 IAC RSUs that vested/vest 25%, 50% and 25% on the first, third and fourth anniversaries of the grant date (February 8, 2023), and (iv) 47,920 IAC RSUs that vest in three equal installments on the second, third and fourth anniversaries of the grant date (February 6, 2024), in all cases, subject to continued service through the applicable vesting dates, and with partial vesting upon certain terminations of employment.

In the case of Mr. Kaufman, represents IAC RSUs that cliff vested on February 15, 2025.

For a discussion of the treatment of the IAC RSU and restricted stock awards described above in connection with certain terminations of employment, see Estimated Potential Payments Upon Termination of Change in Control.

(4)	Reflects the maximum number of shares of restricted IAC common stock held by Mr. Levin as of December 31, 2024. This award was forfeited and cancelled in connection with the CEO Transition.

2024 Option Exercises and Stock Vested

Information regarding the number of shares acquired by IAC NEOs upon the exercise of IAC and Vimeo stock options and the vesting of IAC RSUs in 2024 and the related value realized (if any), excluding the effect of applicable taxes, is set forth in the table below. None of our NEOs exercised any Match Group stock options in 2024. Applicable stock prices are the actual historical stock prices as of the date(s) of exercise and/or vesting and, accordingly, do not reflect adjustments made to such prices to reflect the Angi Spin-Off.

Name	Number of Shares Acquired Upon Exercise (#)	Value Realized Upon Exercise ($)	Number of Shares Acquired Upon Vesting (#)	Value Realized Upon Vesting ($)
Barry Diller	—	—	—	—
Joseph Levin(1)	100,000	$4,321,160	—	—
Christopher Halpin(2)	—	—	56,486	$2,894,908
Kendall Handler(2)	—	—	11,768	$603,110
Victor Kaufman	—	—	—	—

(1)	In addition to the exercise of IAC stock options described in the table above, Mr. Levin exercised Vimeo stock options in 2024 (the “Vimeo Option Exercise”).

In connection with the Vimeo Option Exercise, he realized value in the amount of $1,021,636, which is equal to the difference between the exercise price of such stock options and the closing price of Vimeo common stock at the time of exercise, multiplied by the number of stock options exercised.

(2)	Represents the dollar value realized by Mr. Halpin and Ms. Handler upon the vesting of IAC RSUs, which is equal to the closing price of IAC common stock on the vesting date, multiplied by the number of IAC RSUs that vested.

Estimated Potential Payments Upon Termination or Change in Control

Overview

Certain IAC employment agreements, equity award agreements and/or omnibus stock and annual incentive plans entitle IAC NEOs to continued base salary payments, the acceleration of the vesting of IAC equity awards and/or extended post-termination exercise periods for stock options upon certain terminations of employment (including certain terminations during specified periods following a change in control of IAC).

In addition, pursuant to the terms of Mr. Levin’s Restricted Stock Award prior to the CEO Transition, he was entitled to the acceleration of the vesting of 100% of such award upon a change in control of IAC.

Amounts and Benefits Payable Upon a Qualifying Termination

Certain amounts that would have become payable to IAC NEOs upon the events described above (as and if applicable), assuming that the relevant event occurred on December 31, 2024, are described and quantified in the table below. These amounts, which exclude the effect of any applicable taxes, are based on the applicable base salary, the number of unvested IAC RSUs and/or shares of IAC restricted stock outstanding on December 31, 2024 and the closing price of IAC common stock on December 31, 2024 ($43.14, the actual stock price as of such date, which does not reflect adjustments made to such stock price in connection with the Angi Spin-Off).

Mr. Diller. With the exception of the agreement related to Mr. Diller’s RSU award granted in November 2020 (the “2020 Award Agreement”), no payments or other benefits would have been made or provided to Mr. Diller pursuant to any agreement between him and IAC upon a termination without cause or a resignation for good reason (a “Qualifying Termination”) or due to death or disability on December 31, 2024. Upon a Qualifying Termination, pursuant to the terms of the 2020 Award Agreement, Mr. Diller would have been entitled to the vesting of eighty percent (80%) of such award as of December 31, 2024.

Mr. Levin. Upon a Qualifying Termination on December 31, 2024, pursuant to the terms of his employment agreement then in effect, Mr. Levin would have been entitled to:

•	receive base salary through the date that is twelve (12) months from the date of such Qualifying Termination (the “Severance Period”), subject to the execution and non-revocation of a release and compliance with customary post-termination covenants, and subject to offset for any amounts earned from other employment during the Severance Period; and

•	continue to have the ability to exercise his vested IAC, Vimeo and Match Group stock options through June 30, 2026.

In addition, pursuant to the terms of the Restricted Stock Award, upon a Qualifying Termination on December 31, 2024, Mr. Levin would have been entitled to the vesting of 50% of such award.

For Mr. Levin, “good reason” meant: (i) a material reduction in his title, responsibilities, duties or authority from time to time; for the avoidance of doubt, it shall be a material adverse change in his title, responsibilities, duties or authority if: (A) a material acquisition or disposition of any assets or business, (B) the entry into a material new line of business or (C) the spin-off or split-off or similar separation of a material business of IAC is approved by the Board over his written objection (which must be provided by him reasonably in advance of the approval of the Board, so long as he has reasonable notice of its consideration), (ii) any material reduction in his base salary, (iii) the relocation of his principal place of employment outside of New York, New York, (iv) the failure of IAC to nominate him to stand for re-election to the Board or his removal from the Board (other than by reason of death, disability, cause or a voluntary resignation), (v) the requirement that he report to anyone other than IAC’s Chairman and Senior Executive (or, if Mr. Diller ceases to serve as IAC’s Chairman and Senior Executive, to the Board), (vi) an individual other than Mr. Diller, Mr. Levin or another member of the Board who has served for at least three years at the time of his or her appointment is elected to serve as Chairman of the Board, (vii) any other action or inaction that constitutes a material breach by IAC of his employment agreement and (viii) a successor to all or substantially all of the business and/or assets of IAC does not assume expressly and agree to perform his employment agreement.

Upon a termination of Mr. Levin’s employment due to his death on December 31, 2024, pursuant to the terms of his employment agreement then in effect: (i) his estate would have been entitled to continue to have the ability to exercise his vested IAC, Vimeo and Match Group stock options through June 30, 2026, and (ii) a portion of his Restricted Stock Award would have vested, based on IAC stock price performance through the date of his death (taking into account the shortened IAC stock price performance period), subject to pro-ration, based on the portion of the ten (10) year term that would have elapsed through such date. Upon a termination of Mr. Levin’s employment due to disability on December 31, 2024, he would have been entitled to receive the benefits described in (ii) immediately above pursuant to the terms of the Restricted Stock Award.

In connection with the CEO Transition and pursuant to the ETA, the Restricted Stock Award was forfeited and cancelled in January 2025. See Note 10-Stock Based Compensation to IAC’s consolidated financial statements on pages 133-134 of the Original Form 10-K and the disclosure under the captions Compensation Discussion and Analysis-CEO Transition and Certain Relationships and Related Person Transactions-Relationships Involving Significant Stockholders, Executive Officers and Directors-Relationships Involving Mr. Levin.

Mr. Halpin. Upon a Qualifying Termination on December 31, 2024, pursuant to the terms of his employment agreement, Mr. Halpin would have been entitled to:

•	receive base salary for the Severance Period, subject to the execution and non-revocation of a release and compliance with customary post-termination covenants, and subject to offset for any amounts earned from other employment during the Severance Period; and

•	the partial vesting of outstanding and unvested IAC equity awards (including any cliff vesting awards, which shall be subject to pro-ration as though such awards had an annual vesting schedule) in amounts equal to the number that would have otherwise vested during the Severance Period.

For Mr. Halpin, “good reason” means: (i) the material diminution in his base salary, (ii) a material adverse change in reporting structure, such that he is no longer reporting to IAC’s Chief Executive Officer (or if IAC does not have a Chief Executive Officer, to its Chairman and Senior Executive), (iii) a material adverse change in his title, duties or level of responsibilities (excluding for this purpose any such change that is an isolated and inadvertent action not taken in bad faith, but including any circumstance under which IAC is no longer publicly traded and is controlled by another company) and (iv) a material relocation of his principal place of employment outside of the New York City metropolitan area, in each case, without his written consent or that is not cured promptly after notice. No payments or other benefits would have been made or provided to Mr. Halpin pursuant to any agreement between him and IAC upon a termination of his employment due to death or disability.

Ms. Handler. Upon a Qualifying Termination on December 31, 2024, pursuant to the terms of her employment agreement, Ms. Handler would have been entitled to:

•	receive base salary for the Severance Period, subject to the execution and non-revocation of a release and compliance with customary post-termination covenants, and subject to offset for any amounts earned from other employment during the Severance Period;

•	the partial vesting of outstanding and unvested IAC equity awards (including any cliff vesting awards, which shall be subject to pro-ration as though such awards had an annual vesting schedule) in amounts equal to the number that would have otherwise vested during the Severance Period; and

•	continue to have the ability to exercise her vested IAC and Vimeo stock options through June 30, 2026.

For Ms. Handler, “good reason” means: (i) a material adverse change in her title, duties or level of responsibilities (excluding for this purpose any such change that is an isolated and inadvertent action not taken in bad faith, but including any circumstance under which IAC is no longer publicly traded and is controlled by another company), (ii) a material reduction in her base salary, (iii) a material relocation of her principal place of employment outside of the New York City metropolitan area and (iv) a material adverse change in reporting structure such that she is no longer reporting to IAC’s Chief Executive Officer (or if IAC does not have a Chief Executive Officer, to its Chairman and Senior Executive), in each case, without her written consent or that is not cured promptly after notice.

Mr. Kaufman. Upon a Qualifying Termination on December 31, 2024, pursuant to the terms of his employment agreement, Mr. Kaufman would have been entitled to the partial vesting of outstanding and unvested IAC equity awards (including any cliff vesting awards, which shall be subject to pro-ration as though such awards had an annual vesting schedule) in amounts equal to the number that would have otherwise vested during the Severance Period.

For Mr. Kaufman, “good reason” means a material breach of his employment agreement by the Company that is not cured promptly after notice.

Award Vesting

In addition to the payments and benefits described above, pursuant to the terms of their respective IAC RSU awards granted in 2020 (Ms. Handler and Mr. Kaufman) and 2022 (Mr. Halpin): (i) Ms. Handler and Mr. Kaufman would have been entitled to the vesting of eighty percent (80%) of their awards and (ii) Mr. Halpin would have been entitled to the vesting of forty percent (40%) of his award, in each case, as of December 31, 2024. No payments or other benefits would have been made or provided to Messrs. Diller, Halpin and Kaufman nor Ms. Handler pursuant to any agreement between these NEOs and IAC upon a termination of their respective employment due to death or disability.

Amounts and Benefits Payable Upon a Change in Control

Apart from Mr. Levin, no payments would have been made to any of our NEOs pursuant to any agreement between any of them and IAC upon a change in control of IAC on December 31, 2024.

In the case of Mr. Levin, pursuant to the terms of the Restricted Stock Award, 100% of his award would have vested upon a change in control of IAC as of December 31, 2024. The terms of the Restricted Stock Award provided that “change in control” had the meaning set forth in IAC’s 2018 Stock and Annual Incentive Plan; provided, however, that the occurrence of the following would have also constituted a “change in control” for purposes of the award: (i) the acquisition by any individual entity or group other than Barry Diller of any of his affiliates (the “Permitted Holders”) of beneficial ownership of equity securities of IAC representing both: (A) more than 35% of the voting power of the then outstanding equity securities of IAC entitled to vote generally in the election of directors (“Outstanding Company Voting Securities”) and (B) more than the aggregate voting power of the then Outstanding Company Voting Securities represented by the equity securities held by the Permitted Holders.

Upon a Qualifying Termination on December 31, 2024 that occurred during the two (2) year period following a change in control of IAC (as defined in the applicable omnibus stock and annual incentive plan(s) and related award agreements), the vesting of all then outstanding and unvested IAC RSUs held by each NEO would have been accelerated.

In addition, under the Equity and Bonus Compensation Agreement, dated August 24, 1995, between IAC and Mr. Diller, IAC agreed that to the extent any payment or distribution by IAC to or for the benefit of Mr. Diller (whether under the terms of the related agreement or otherwise) would be subject to the excise tax imposed by §4999 of the Code, or any interest or penalties are incurred by Mr. Diller with respect to such excise tax, then Mr. Diller would be entitled to a gross-up payment covering the excise taxes and related interest and penalties. Given the payments Mr. Diller would have received upon an assumed change in control of IAC on December 31, 2024, IAC does not believe that any excise tax would be imposed or that any gross-up would be required.

Name and Benefit	Qualifying Termination		Change in Control of IAC		Qualifying Termination During the Two (2)Year Period Following a Change in Control of IAC
Barry Diller
Market Value of IAC RSUs that would vest(1)	$12,475,225		—		$15,594,032
Joseph Levin
Continued Salary	1,000,000		—		1,000,000
Market Value of shares of IAC Restricted Stock(1) that would vest	$64,710,000	(2)	$129,420,000	(3)	$129,420,000	(3)
Total Estimated Incremental Value	$65,710,000		$129,420,000		$130,420,000
Christopher Halpin
Continued Salary	$600,000		—		$600,000
Market Value of IAC RSUs that would vest(1)	$6,060,954		—		$12,064,187
Total Estimated Incremental Value	$6,060,954		—		$12,664,187
Kendall Handler
Continued Salary	$500,000		—		$500,000
Market Value of IAC RSUs that would vest(1)	$4,816,624		—		$7,382,419
Total Estimated Incremental Value	$5,316,624		—		$7,882,419
Victor Kaufman
Market Value of IAC RSUs that would vest(1)	$1,197,221		—		$1,197,221

(1)	Represents the closing price of IAC common stock ($43.14) on December 31, 2024, multiplied by: (i) in the case of Messrs. Diller, Halpin and Kaufman and Ms. Handler, the number of IAC RSUs, and (ii) in the case of Mr. Levin, the number of shares of restricted IAC common stock, in each case, that would have vested upon the occurrence of the relevant event specified above. The stock price as of December 31, 2024 is the actual historical stock price as of such date and, accordingly, does not reflect adjustments made to such stock price in connection with the Angi Spin-Off.

(2)	In the event of Mr. Levin’s death or disability on December 31, 2024, pursuant to the terms of the Restricted Stock Award, shares of IAC common stock would have vested in a number to be determined by reference to the related award agreement.

(3)	Reflects the maximum number of shares of IAC common stock that would have vested as of December 31, 2024 pursuant to the terms of the Restricted Stock Award.

Pay Ratio Disclosure

In accordance with Item 402(u) of Regulation S-K of the Securities Act of 1933, as amended (“Item 402(u)”), IAC is required to disclose the ratio of its median employee’s 2024 annual total compensation to the 2024 annual total compensation of its former Chief Executive Officer, Mr. Levin (the “2024 Pay Ratio”).

For the fiscal year ended December 31, 2024: (i) the estimated median of the annual total compensation of all IAC employees (other than Mr. Levin) was approximately $91,314, (ii) Mr. Levin’s total annual compensation was $4,975,418 and (iii) the ratio of annual total compensation of Mr. Levin to the median of the annual total compensation of IAC’s other employees is approximately 54 to one. IAC determined its median employee’s total annual compensation in the same manner as it determined the total annual compensation for its former Chief Executive Officer (see the Summary Compensation Table).

In making the determinations above, IAC first identified its total number of employees as of October 1, 2024 (8,448 in total, 7,354 of which were located in the United States and 1,094 of which were collectively located in various jurisdictions outside of the United States). IAC then excluded employees located in Ireland, which together represented less than 5% of its total number of employees. After excluding employees in these jurisdictions, IAC’s pay ratio calculation included 8,444 of its total 8,448 employees as of October 1, 2024.

To identify the median employee from this employee population, IAC then compared the amount of annual total compensation paid to these employees for the relevant period in 2024 in a consistent manner across the applicable employee population. For this purpose, annual total compensation is total income, excluding income related to stock-based compensation awards, paid to such employees and reported to the Internal Revenue Service in the United States (and equivalent amounts paid to employees located outside of the United States and reported to the relevant tax authorities). IAC annualized the compensation of employees who were hired in 2024 but did not work for IAC for the entire period. After we identified the median employee, we determined such employee’s total annual compensation in the same manner as we determined the total annual compensation for our NEOs as disclosed in the Summary Compensation Table.

The 2024 Pay Ratio disclosure set forth above is a reasonable estimate calculated in a manner consistent with applicable SEC rules, based on the methodologies and assumptions described above. SEC rules for identifying the median employee and determining the related pay ratio permit companies to use a wide range of methodologies, estimates and assumptions. As a result, the pay ratios reported by other companies may be based on other permitted methodologies and/or assumptions, and as a result, are likely not comparable to IAC’s 2024 Pay Ratio.

DIRECTOR COMPENSATION

Non-Employee Director Compensation Arrangements

The Nominating Committee of the Board has primary responsibility for establishing non-employee director compensation arrangements, which have been designed to provide competitive compensation necessary to attract and retain high quality non-employee directors and to encourage ownership of IAC common stock to further align the interests of IAC’s non-employee directors with those of IAC’s stockholders. Arrangements in effect during 2024 provided that: (i) each non- employee director receive an annual retainer in the amount of $50,000, (ii) each member of the Audit and Compensation and Human Capital Committees (including their respective Chairpersons) receive an additional annual retainer in the amount of $10,000 and $5,000, respectively, and (iii) the Chairpersons of each of the Audit and Compensation and Human Capital Committees receive an additional annual retainer in the amount of $20,000, with all amounts being paid quarterly, in arrears.

In addition, these arrangements also provided that each non-employee director receive a grant of IAC RSUs with a dollar value of $250,000 upon initial election to the Board and annually thereafter upon re-election on the date of IAC’s annual meeting of stockholders, the terms of which provide for: (i) vesting in three equal installments commencing on the anniversary of the grant date, (ii) cancellation and forfeiture of unvested units in their entirety upon termination of service from IAC and its subsidiaries and (iii) full acceleration of the vesting of all units upon a change in control of IAC. IAC also reimburses non-employee directors for all reasonable expenses incurred in connection with attendance at meetings of the Board and committees thereof.

Deferred Compensation Plan for Non-Employee Directors

Under IAC’s Deferred Compensation Plan for Non-Employee Directors, non-employee directors may defer all or a portion of their fees for the Board and/or committee service. Eligible directors who defer all or any portion of these fees can elect to have such deferred fees applied to the purchase of share units, representing the number of shares of IAC common stock that could have been purchased on the relevant date, or credited to a cash fund. If any ordinary cash dividends are paid on IAC common stock, dividend equivalents will be credited on the share units. The cash fund will be credited with deemed interest at an annual rate equal to the weighted average prime lending rate of JPMorgan Chase & Co. Following a termination a Board service, participating directors receive, (i) with respect to share units, the number of shares of IAC common stock represented by such share units, and (ii) with respect to the cash fund, a cash payment in an amount equal to deferred amounts, plus accrued interest. These payments are generally made in one lump sum installment after the relevant director leaves the Board and otherwise in accordance with the plan.

2024 Non-Employee Director Compensation

The table below provides the amount of: (i) fees earned by IAC’s non-employee directors for services performed during 2024 (excluding the effect of any applicable taxes) and (ii) the grant date fair value of IAC RSU awards granted to non-employee directors in 2024. The number of IAC RSUs set forth below for each of the non-employee directors does not reflect adjustments made to such awards in connection with the Angi Spin-Off.

	Fees Earned
Name	Fees Paid in Cash ($)	Fees Deferred ($)(1)	Stock Awards ($)(2)(3)	Total ($)(4)
Chelsea Clinton	$25,000	$25,000	$249,982	$299,982
Michael D. Eisner	—	$50,000	$249,982	$299,982
Bonnie S. Hammer	$50,000	—	$249,982	$299,982
Bryan Lourd	—	$60,000	$249,992	$309,982
David Rosenblatt	$75,000	—	$249,982	$324,982
Maria Seferian	$50,000	—	$249,982	$299,982
Alan G. Spoon	$80,000	—	$249,982	$329,982
Alexander von Furstenberg	$50,000	—	$249,982	$299,982
Richard F. Zannino	$65,000	—	$249,982	$314,982

(1)	Represents the dollar value of fees deferred in the form of share units by the relevant non-employee director under IAC’s Deferred Compensation Plan for Non-Employee Directors.

(2)	Reflects the grant date fair value of IAC RSU awards, calculated by multiplying the closing price of IAC common stock on the grant date by the number of IAC RSUs awarded.

(3)	Each of Messrs. Eisner, Lourd, Rosenblatt, Spoon, von Furstenberg and Zannino and Mses. Clinton and Hammer held a total of 8,818 IAC RSUs, respectively, and Ms. Seferian held a total of 8,549 IAC RSUs, in all cases, as of December 31, 2024.

(4)	The differences in the amounts shown above among directors reflect committee tenure and service (or lack thereof), which varies among directors.

EQUITY COMPENSATION PLAN INFORMATION

Securities Authorized for Issuance Under Equity Compensation Plans. The following table summarizes information, as of December 31, 2024, regarding IAC equity compensation plans pursuant to which grants of IAC RSUs, shares of restricted stock, IAC stock options and other rights to acquire shares of IAC common stock may be made from time to time. IAC equity award numbers and exercise prices (as applicable) do not reflect adjustments made to such awards in connection with the Angi Spin-Off.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights(A)(1)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
Equity compensation plans approved by security holders(2)	$7,157,330	(3)	$14.25	31,095,685	(4)
Equity compensation plans not approved by security	—		—	—
Total	$7,157,330	(3)	$14.25	31,095,685	(4)

(1)	Information excludes 1,200,378 gross shares of IAC common stock potentially issuable upon the settlement of equity awards denominated in shares of subsidiaries of IAC, based on the estimated values of such awards as of December 31, 2024. For a description of these awards, see the disclosure under the caption Stock-based Awards Denominated in the Shares of Certain Subsidiaries in Note 10—Stock-Based Compensation to IAC’s consolidated financial statements on page 136 of the Original Form 10-K.

The number of shares of IAC common stock ultimately needed to settle equity awards denominated in shares of subsidiaries of IAC can vary from the estimated number disclosed above as a result of both movements in IAC’s stock price and determinations of the fair value of the relevant subsidiaries that differ from IAC’s estimated determinations of the fair value of such subsidiaries as of December 31, 2024.

(2)	Consists of the 2018 Plan. For a description of the 2018 plan, see the first paragraph of Note 10 — Stock-Based Compensation to IAC’s consolidated financial statements on page 133 of the Original Form 10-K.

(3)	Includes an aggregate of: (i) 2,449,356 shares of IAC common stock issuable upon the exercise of outstanding IAC stock options and (ii) 4,707,974 shares of IAC common stock issuable upon the vesting of IAC RSUs, in each case, as of December 31, 2024. These awards were issued pursuant to the 2018 Plan (the only active plan under which shares of IAC common stock were available for future grants as of December 31, 2024 and as of the date of this Amendment No. 1), as well as certain other historical IAC omnibus stock and annual plans that are no longer active as of December 31, 2024.

Information excludes the Restricted Stock, which award was reflected in the total number of shares of IAC common stock issued and outstanding as of December 31, 2024. Pursuant to the ETA, the Restricted Stock Award was forfeited and cancelled in January 2025 in connection with the CEO Transition. See Note 10-Stock Based Compensation to IAC’s consolidated financial statements on pages 133-134 of the Original Form 10-K and the disclosure under the captions Compensation Discussion and Analysis-CEO Transition and Certain Relationships and Related Person Transactions-Relationships Involving Significant Stockholders, Executive Officers and Directors-Relationships Involving Mr. Levin.

(4)  Reflects shares of IAC common stock that remain available for future issuance under the 2018 Plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table presents, as of April 25, 2025, information relating to the beneficial ownership of IAC common stock and IAC Class B common stock by: (1) each person known by IAC to own beneficially more than 5% of the outstanding shares of IAC common stock and/or IAC Class B common stock, (2) each member of the Board, (3) each IAC NEO and (4) all members of the Board and IAC executive officers as a group. As of the close of business on April 25, 2025, there were 73,911,381 shares of IAC common stock and 5,789,499 shares of IAC Class B common stock outstanding.

Unless otherwise indicated, the beneficial owners listed below may be contacted at IAC’s corporate headquarters located at 555 West 18th Street, New York, New York 10011. For each listed person, the number of shares of IAC common stock and percent of such class listed includes vested IAC stock options and IAC common stock to be received upon the vesting of IAC RSUs in the next 60 days, subject to continued service, as well as assumes the conversion of shares of IAC Class B common stock beneficially owned by such person to the extent indicated in the table (but does not assume the conversion, exercise or vesting of any such equity securities owned by any other person). Shares of IAC Class B common stock may, at the option of the holder, be converted on a one-for-one basis into shares of IAC common stock. The percentage of votes for all classes of capital stock is based on one vote for each share of IAC common stock and ten votes for each share of IAC Class B common stock.

	IAC Common Stock			IAC Class B Common Stock			Percent of Votes
Name and Address of Beneficial Owner	Number of Shares Owned		% of Class Owned	Number of Shares Owned		% of Class Owned	(All Classes) %
BlackRock, Inc. 50 Hudson Yards New York, NY 10001	8,966,333	(1)	12.1%	—		—	6.8%
The Vanguard Group 101 Vanguard Blvd. Malvern, PA 19355	7,832,144	(2)	10.6%	—		—	5.9%
JPMorgan Chase & Co. 383 Madison Avenue New York, NY 10179	4,890,487	(3)	6.6%	—		—	3.7%
HighSage Ventures LLC 200 Clarendon Street, 59th Floor Boston, MA 02116	4,813,926	(4)	6.5%	—		—	3.7%
Barry Diller	6,395,366	(5)	8.0%	5,789,499	(6)	100%	44.4%
Chelsea Clinton	50,966	(7)	*	—		—	*
Michael D. Eisner	207,032	(8)	*	—		—	*
Christopher Halpin	65,209	(9)	*	—		—	*
Kendall Handler	30,908	(10)	*	—		—	*
Bonnie S. Hammer	33,849	(11)	*	—		—	*
Victor A. Kaufman	88,617	(12)	*	—		—	*
Joseph Levin	1,221,686	(13)	1.6%	—		—	*
Bryan Lourd	45,301	(14)	*	—		—	*
David Rosenblatt	58,891	(15)	*	—		—	*
Maria Seferian	3,419	(16)	—	—		—	—
Alan G. Spoon	120,753	(17)	*	—		—	*
Alexander von Furstenberg	658,958	(6)(18)	*	573,539	(6)	9.9%	4.4%
Diane von Furstenberg	136,711	(19)	*	4,786,847	(6)	82.7%	36.4%
Richard F. Zannino	57,615	(20)	*	—		—	*
All current executive officers and directors as a group (13 persons)	7,071,947		8.9%	5,789,499		100%	44.9%

*	The percentage of shares beneficially owned does not exceed 1% of the class or voting power (of all classes).

(1)	Based upon information regarding IAC holdings reported by way of a Schedule 13G filed with the SEC on June 7, 2024 by BlackRock, Inc. (“BlackRock”) in its capacity as a parent holding company or control person. BlackRock may be deemed to beneficially own and to have sole voting power and sole dispositive power over 8,650,023 and 8,966,333 shares of IAC common stock, respectively.

(2)	Based upon information regarding IAC holdings reported by way of Amendment No. 5 to a Schedule 13G filed with the SEC on April 7, 2025 by The Vanguard Group (“Vanguard”) in its capacity as an investment advisor. Vanguard may be deemed to beneficially own and to have shared voting power, sole dispositive power and shared dispositive power over 37,986, 7,706,504 and 125,640 shares of IAC common stock, respectively.

(3)	Based upon information regarding IAC holdings reported by way of Amendment No. 2 to a Schedule 13G filed with the SEC on February 11, 2025 by JPMorgan Chase & Co. (“JPMorgan”). JPMorgan has sole voting power, sole dispositive power and shared dispositive power over 4,470,894, 4,890,240 and 63 shares of IAC common stock, respectively, listed in the table above.

(4)	Based upon information regarding IAC holdings reported by way of Amendment No. 2 to a Schedule 13G filed with the SEC on February 14, 2025 by HighSage Ventures LLC (“HighSage”) and Jennifer Stier, the Manager of HighSage, pursuant to a joint filing agreement between the parties. The IAC holdings reported therein are directly held by certain limited liability companies managed by either HighSage or Ms. Stier. HighSage and Ms. Stier have shared voting power and shared dispostivie power over 4,562,068 and 4,813,926 shares of IAC common stock, respectively, listed in the table above.

(5)	Consists of: (i) 467,445 shares of IAC common stock and 429,113 shares of IAC Class B common stock, which are convertible on a one- for-one basis into shares of IAC common stock, held directly by Mr. Diller and/or through The Arrow 1999 Trust, dated September 16, 1999, as amended (the “Arrow Trust”), over which Mr. Diller has sole investment and voting power, (ii) 136,711 shares of IAC common stock and 4,786,847 shares of IAC Class B common stock held by trusts for the benefit of certain members of Mr. Diller’s family (the “Descendants Trusts”), over which Mr. Diller has sole investment power and Ms. Von Furstenberg, Mr. Diller’s spouse, has sole voting power, (iii) 573,539 shares of IAC Class B common stock held by a trust for the benefit of certain members of Mr. Diller’s family (the “TALT Trust”), over which Mr. von Furstenberg, Mr. Diller’s stepson, has sole investment and voting power, and over which Mr. Diller may be deemed to have the right to acquire investment power within 60 days as a result of his ability to designate a replacement for Mr. von Furstenberg as investment advisor (see footnotes 6 and 18); provided, however, that Mr. Diller may not act as the replacement investment advisor with respect to voting control over such securities, and (iv) 1,711 shares of IAC common stock held by a family foundation, as to which Mr. Diller has shared voting and investment power and as to which he disclaims beneficial ownership.

(6)	The total number of shares of IAC Class B common stock outstanding includes: (i) 429,113 shares of IAC Class B common stock, which are convertible on a one-for-one basis into shares of IAC common stock, held directly by Mr. Diller and/or through the Arrow Trust, over which Mr. Diller has sole investment and voting power, (ii) 4,786,847 shares of IAC Class B common stock held by the Descendants Trusts, over which Mr. Diller has sole investment power and Ms. Von Furstenberg, Mr. Diller’s spouse, has sole voting power, and (iii) 573,539 shares of IAC Class B common stock held by the TALT Trust, over which Mr. von Furstenberg, Mr. Diller’s stepson, has sole investment and voting power, and over which Mr. Diller may be deemed to have the right to acquire investment power within 60 days as a result of his ability to designate a replacement for Mr. von Furstenberg as investment advisor (see footnote 18); provided, however, that Mr. Diller may not act as the replacement investment advisor with respect to voting control over such securities.

(7)	Consists of: (i) 46,895 shares of IAC common stock held directly by Ms. Clinton and (ii) 4,071 shares of IAC common stock to be received upon the vesting of IAC RSUs in the next 60 days, subject to continued service.

(8)	Consists of: (i) 162,406 shares of IAC common stock held directly by Mr. Eisner and/or through a trust over which Mr. Eisner has sole investment and voting power, (ii) 40,555 shares of IAC common stock held by a trust, of which Mr. Eisner is the trustee, and (ii) 4,071 shares of IAC common stock to be received upon the vesting of IAC RSUs in the next 60 days, subject to continued service.

(9)	Consists of shares of IAC common stock held directly by Mr. Halpin.

(10)	Consists of: (i) 27,158 shares of IAC common stock held directly by Ms. Handler and (ii) vested options to purchase 3,750 shares of IAC common stock.

(11)	Consists of: (i) 29,778 shares of IAC common stock held directly by Ms. Hammer and (ii) 4,071 shares of IAC common stock to be received upon the vesting of IAC RSUs in the next 60 days, subject to continued service.

(12)	Consists of shares of IAC common stock held directly by Mr. Kaufman.

(13)	Consists of: (i) 321,686 shares of IAC common stock held directly by Mr. Levin and (ii) vested options to purchase 900,000 shares of IAC common stock.

(14)	Consists of: (i) 41,230 shares of IAC common stock held directly by Mr. Lourd and (ii) 4,071 shares of IAC common stock to be received upon the vesting of IAC RSUs in the next 60 days, subject to continued service.

(15)	Consists of: (i) 54,820 shares of IAC common stock held directly by Mr. Rosenblatt and (ii) 4,071 shares of IAC common stock to be received upon the vesting of IAC RSUs in the next 60 days, subject to continued service.

(16)	Consists of: (i) 1,709 shares of IAC common stock held directly by Ms. Seferian and (ii) 1,710 shares of IAC common stock to be received upon the vesting of IAC RSUs in the next 60 days, subject to continued service.

(17)	Consists of: (i) 101,682 shares of IAC common stock held directly by Mr. Spoon, (ii) 15,000 shares of IAC common stock held by a limited liability company controlled by certain members of Mr. Spoon’s family and as to which Mr. Spoon disclaims beneficial ownership except to the extent of any pecuniary interest therein, and (iii) 4,071 shares of IAC common stock to be received upon the vesting of IAC RSUs in the next 60 days, subject to continued service.

(18)	Consists of: (i) 81,348 shares of IAC common stock held directly by Mr. von Furstenberg, (ii) 573,539 shares of IAC Class B common stock, which are convertible on a one-for-one basis into shares of IAC common stock, held by the TALT Trust, over which Mr. von Furstenberg has sole investment and voting power, and as to which Mr. von Furstenberg disclaims beneficial ownership except to the extent of any pecuniary interest therein, and (iii) 4,071 shares of IAC common stock to be received upon the vesting of IAC RSUs in the next 60 days, subject to continued service.

(19)	Consists of shares of IAC common stock held by the Descendants Trusts, over which Ms. von Furstenberg has sole voting power and Mr. Diller, Ms. von Furstenberg’s spouse, has sole investment power (see footnote 6).

(20)	Consists of: (i) 53,544 shares of IAC common stock held directly by Mr. Zannino and (ii) 4,071 shares of IAC common stock to be received upon the vesting of IAC RSUs in the next 60 days, subject to continued service.

DELINQUENT SECTION 16(a) REPORTS

Section 16(a) of the Exchange Act requires IAC’s directors, certain of its officers and persons who beneficially own more than 10% of a registered class of IAC stock to file initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) of IAC common stock and IAC Class B common stock with the SEC. Directors, officers and greater than 10% beneficial owners are required by SEC rules to furnish IAC with copies of all such forms they file. Based solely on a review of the copies of such forms furnished to IAC and/or written representations that no additional forms were required, IAC believes that its directors, officers and greater than 10% beneficial owners complied with these filing requirements in 2024.

Item 13. Certain Relationships and Related Person Transactions

CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS

Review of Related Person Transactions

The Audit Committee has a formal, written policy that requires an appropriate review of all related person transactions by the Audit Committee, as required by the Marketplace Rules governing conflict of interest transactions. For purposes of this policy, as amended, consistent with the Marketplace Rules, the terms “related person” and “transaction” are determined by reference to Item 404(a) of Regulation S-K under the Securities Act of 1933, as amended (“Item 404”). During 2024, in accordance with this policy, IAC management was required to determine whether any proposed transaction, arrangement or relationship with a related person fell within the Item 404 definition of “transaction,” and if so, review such transaction with the Audit Committee. In connection with such determinations, IAC management and the Audit Committee consider: (i) the parties to the transaction and the nature of their affiliation with IAC and the related person, (ii) the dollar amount involved in the transaction, (iii) the material terms of the transaction, including whether the terms of the transaction are ordinary course and/or otherwise negotiated at arms’ length, (iv) whether the transaction is material, on a quantitative and/or qualitative basis, to IAC and/or the related person, and (v) any other facts and circumstances that IAC management or the Audit Committee deems appropriate.

Relationships Involving Significant Stockholders, Executive Officers and Directors

Relationships Involving Mr. Diller

Pursuant to an amended and restated governance agreement between IAC and Mr. Diller, for so long as Mr. Diller serves as IAC’s Chairman and Senior Executive, he currently generally has the right to consent to limited matters if IAC’s ratio of total debt to EBITDA (as defined in the governance agreement) equals or exceeds four to one over a continuous twelve-month period.

Relationships Involving Mr. Levin

In connection with the CEO Transition, in January 2025, IAC and Mr. Levin entered in the ETA, pursuant to which Mr. Levin has agreed to provide certain consulting services to, and receive related payments from, IAC.

See the disclosure under the caption Item 11-Executive Compensation-Compensation Disclosure and Analysis-CEO Transition.

Relationships Involving Expedia Group

Overview

In connection with and following the spin-off of Expedia, Inc. (now known as Expedia Group, Inc. (“Expedia Group”)) in August 2005 (the “Expedia Spin-Off”), IAC and Expedia entered into certain arrangements, including arrangements regarding the sharing of certain costs, the use and ownership of certain aircraft and various commercial agreements, certain of which are generally described below.

Cost Sharing Arrangements

Since August 2005 Mr. Diller has served (and currently serves) as Chairman and Senior Executive of both IAC and Expedia Group. In connection with the Expedia Spin-Off, IAC and Expedia Group had agreed, in light of Mr. Diller’s senior role at both companies and his anticipated use of certain resources to the benefit of both companies, to share certain expenses associated with such usage, as well as certain costs incurred by IAC in connection with the provision of certain benefits to Mr. Diller (the “Shared Costs”). Cost sharing arrangements in effect during 2024 provided that each of IAC and Expedia Group cover 50% of the Shared Costs, which both companies agreed best reflects the allocation of actual time spent (and time to be spent) by Mr. Diller between the two companies. Shared Costs include costs for equipment dedicated to Mr. Diller’s use and expenses relating to Mr. Diller’s support staff. Costs in 2024 for which IAC billed Expedia Group pursuant to these arrangements were approximately $500,000.

Aircraft Arrangements

Each of IAC and Expedia Group currently has a 50% ownership interest in two aircraft that may be used by both companies (the “Aircraft”). Pursuant to an amended and restated operating agreement that allocates the costs of operating and maintaining the Aircraft between the parties, fixed costs are allocated 50% to each company and variable costs are allocated based on usage. Fixed and variable costs are generally paid by each company to third parties in accordance with the terms of the amended and restated operating agreement.

In the event Mr. Diller ceases to serve as Chairman of either IAC or Expedia Group, each of IAC and Expedia Group will have a put right (to the other party) with respect to its 50% ownership interest in the aircraft that it does not primarily use (with such determination to be based on relative usage over the twelve (12) month period preceding such event), in each case, at fair market value for the relevant Aircraft.

In addition, IAC and Expedia Group have entered into agreements pursuant to which Expedia Group used additional aircraft owned by an IAC subsidiary (the “Subsidiary Aircraft”) on a cost basis through the sale of the Subsidiary Aircraft in March 2024. During 2024, total amounts billed to Expedia Group pursuant to these agreements were approximately $1.2 million.

Members of the flight crew for the Aircraft are employed (and, in the case of the Subsidiary Aircraft, were employed prior to the sale of such aircraft in March 2024) by an entity in which each of IAC and Expedia Group has a 50% ownership interest. IAC and Expedia Group share costs relating to flight crew compensation and benefits pro-rata according to each company’s respective usage of the Aircraft and Subsidiary Aircraft, for which they are separately billed by the entity described above. During 2024, total payments in the amount of approximately $3.9 million were made to this entity by IAC.

Commercial Agreements

In connection with and following the Expedia Spin-Off, certain IAC businesses entered into (and continue to enter into) commercial agreements with certain Expedia Group businesses. IAC believes that these arrangements are ordinary course and have been negotiated at arm’s length. In addition, IAC believes that none of these arrangements, whether taken individually or in the aggregate, constitute a material contract to IAC. None of these arrangements, whether taken individually or together with other similar agreements, involved payments to or from IAC and its businesses in excess of $120,000 in 2024.

Relationships Involving Vimeo

Certain agreements currently govern the post Vimeo Spin-Off relationship between IAC and Vimeo, including a separation agreement, tax matters agreement, employee matters agreement and certain commercial agreements.

Pursuant to the separation agreement, as of December 31, 2024, there were no outstanding payables to IAC. Pursuant to the tax matters agreement, there were no payments or refunds due to IAC from Vimeo for 2024 and no outstanding payables due to or receivables due from IAC at December 31, 2024. During 2024, amounts billed to, and payments made or received by, IAC or Vimeo pursuant to the former transition services agreement and the employee matters agreement did not exceed $120,000.

During 2024, Vimeo leased space at IAC’s corporate headquarters and subleased office space from a subsidiary of IAC. IAC billed Vimeo approximately $3.5 million pursuant to the related lease and sublease agreements for 2024 and at December 31, 2024, there was an outstanding receivable of approximately $400,000 due from Vimeo pursuant to such agreements.

Before and following the Vimeo Spin-Off, certain IAC businesses entered into (and continue to enter into) commercial agreements with certain Vimeo businesses. IAC believes that these arrangements are ordinary course and have been negotiated at arm’s length. In addition, IAC believes that none of these arrangements, whether taken individually or in the aggregate, constitute a material contract to IAC. Apart from the payment described below, no agreements or arrangements, whether taken individually or together with other similar agreements and arrangements, involved payments to or from IAC and its businesses in excess of $120,000 in 2024.

Item 14. Principal Accountant Fees and Services

FEES PAID TO IAC’S INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The following table sets forth fees for all professional services provided by Ernst & Young LLP to IAC for the years ended December 31, 2024 and 2023:

	2024	2023
Audit Fees(1)	$6,612,816	$5,763,418
Audit-Related Fees(2)	$722,021	$606,066
Total Audit and Audit-Related Fees	$7,334,837	$6,369,484
Tax Fees(3)	$23,000	$21,000
Total Fees	$7,357,837	$6,390,484

(1)	Audit Fees in 2024 include fees associated: (i) with the annual audit of financial statements and internal control over financial reporting and the review of periodic reports, (ii) for accounting consultations, including those related to certain internal audit and equity award matters, (iii) for services provided in connection with preparation for the Angi Spin-Off and (iv) for statutory audits (audits required by local law performed for an IAC business in a jurisdiction abroad).

Audit Fees in 2023 include fees associated: (i) with the annual audit of financial statements and internal control over financial reporting and the review of periodic reports, (ii) for accounting consultations and (iii) for statutory audits (audits required by local law performed for an IAC business in a jurisdiction abroad).

Excludes 2024 and 2023 Audit Fees in the total aggregate amount of $3,001,933 and $2,625,553, respectively, incurred and paid directly by Angi.

(2)

Audit-Related Fees in 2024 and 2023 include fees associated with: (i) the annual audit of stand-alone financial statements for DDM, which DDM is required to deliver to its lenders, (ii) employee benefit plan audits for IAC and DDM, (iii) post-report review procedures performed in connection with the issuance of consents for SEC filings by a wholly-owned subsidiary of IAC and (iv) an aviation fuel audit for DDM.

(3)	Tax fees in 2024 and 2023 primarily include fees paid for international tax compliance services.

AUDIT AND NON-AUDIT SERVICES PRE-APPROVAL POLICY

The Audit Committee has a policy governing the pre-approval of all audit and permitted non-audit services performed by IAC’s independent registered public accounting firm to ensure that the provision of these services does not impair such firm’s independence from IAC and its management. Unless a type of service to be provided by IAC’s independent registered public accounting firm has received general pre-approval, it requires specific pre-approval by the Audit Committee. Any proposed services in excess of pre-approved cost levels also require specific pre-approval by the Audit Committee. In all pre-approval instances, the Audit Committee considers whether such services are consistent with applicable rules regarding auditor independence.

All tax services require specific pre-approval by the Audit Committee. In addition, the Audit Committee has designated specific services that have the pre-approval of the Audit Committee (each of which is subject to pre-approved cost levels) and has classified these pre-approved services into one of three categories: Audit, Audit-Related and All Other (excluding Tax). The term of any pre-approval is twelve (12) months from the date of the pre-approval, unless the Audit Committee specifically provides for a different period. The Audit Committee reviews the list of pre-approved services from time to time and will revise it as and if appropriate. Pre-approved fee levels for all services to be provided by IAC’s independent registered public accounting firm are established periodically from time to time by the Audit Committee.

Pursuant to the pre-approval policy, the Audit Committee may delegate its authority to grant pre-approvals to one or more of its members and has currently delegated this authority to its Chairperson. The decisions of the Chairperson (or any other member(s) to whom such authority may be delegated) to grant pre-approvals are presented to the full Audit Committee at its next scheduled meeting. The Audit Committee may not delegate its responsibilities to pre-approve services to IAC management.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(3)	Exhibits

The exhibits listed below are filed as part of this annual report and Amendment No. 1.

Exhibit No.	Description
31.4	Certification of the Chairman and Senior Executive pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)
31.5	Certification of the Chief Operating and Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 29, 2025	IAC INC.

	By:	/s/ CHRISTOPHER HALPIN
Christopher Halpin
Executive Vice President, Chief Operating Officer and Chief Financial Officer