Form 10-Q
period 2025-03-31
IAC Inc.
filed 2025-05-05
CIK 1800227

As filed with the Securities and Exchange Commission on May 5, 2025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2025
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
(Address of registrant’s principal executive offices)
(212) 314-7300
(Registrant’s telephone number, including area code)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of May 2, 2025, the following shares of the registrant’s common stock were outstanding:

Common Stock	74,052,275
Class B common stock	5,789,499
Total	79,841,774

PART I
FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements
IAC INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	March 31, 2025	December 31, 2024
	(In thousands, except par value amounts)
ASSETS
Cash and cash equivalents	$1,159,225	$1,381,736
Accounts receivable, net	391,804	483,020
Other current assets	142,723	125,208
Current assets of discontinued operations	—	495,072
Total current assets	1,693,752	2,485,036

Buildings, land, equipment, leasehold improvements and capitalized software, net	307,883	313,197
Goodwill	1,993,302	1,993,302
Intangible assets, net of accumulated amortization	530,940	554,473
Investment in MGM Resorts International	1,918,407	2,242,672
Long-term investments	420,489	438,534
Other non-current assets	322,352	324,901
Non-current assets of discontinued operations	—	1,336,529
TOTAL ASSETS	$7,187,125	$9,688,644

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Current portion of long-term debt	$42,331	$35,000
Accounts payable, trade	47,002	53,672
Deferred revenue	78,567	56,560
Accrued expenses and other current liabilities	459,496	509,299
Current liabilities of discontinued operations	—	231,661
Total current liabilities	627,396	886,192

Long-term debt, net	1,419,544	1,435,007
Deferred income taxes	73,085	153,850
Other long-term liabilities	304,368	372,950
Non-current liabilities of discontinued operations	—	536,257

Redeemable noncontrolling interests	25,294	25,415

Commitments and contingencies

SHAREHOLDERS' EQUITY:
Common stock, $0.0001 par value; authorized 1,600,000 shares; 82,622 and 84,831 shares issued and 74,348 and 80,481 shares outstanding at March 31, 2025 and December 31, 2024, respectively	8	8
Class B common stock, $0.0001 par value; authorized 400,000 shares; 5,789 shares issued and outstanding at March 31, 2025 and December 31, 2024	1	1
Additional paid-in-capital	5,913,590	6,380,700
Accumulated deficit	(755,779)	(538,974)
Accumulated other comprehensive loss	(10,993)	(11,396)
Treasury stock, 8,274 shares and 4,350 shares at March 31, 2025 and December 31, 2024, respectively	(433,268)	(252,441)
Total IAC shareholders' equity	4,713,559	5,577,898
Noncontrolling interests	23,879	701,075
Total shareholders' equity	4,737,438	6,278,973
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$7,187,125	$9,688,644
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2025	2024
	(In thousands, except per share data)
Revenue	$570,489	$624,290
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	205,283	259,467
Selling and marketing expense	180,914	188,077
General and administrative expense	62,824	127,472
Product development expense	50,213	63,243
Depreciation	11,946	12,724
Amortization of intangibles	23,533	36,728
Total operating costs and expenses	534,713	687,711
Operating income (loss)	35,776	(63,421)
Interest expense	(28,314)	(34,680)
Unrealized (loss) gain on investment in MGM Resorts International	(324,265)	163,751
Other income, net	7,688	30,321
(Loss) earnings from continuing operations before income taxes	(309,115)	95,971
Income tax benefit (provision)	79,234	(46,527)
Net (loss) earnings from continuing operations	(229,881)	49,444
Earnings (loss) from discontinued operations, net of tax	15,313	(4,472)
Net (loss) earnings	(214,568)	44,972
Net (earnings) loss attributable to noncontrolling interests	(2,237)	59
Net (loss) earnings attributable to IAC shareholders	$(216,805)	$45,031

Per share information from continuing operations:
Basic (loss) earnings per share	$(2.80)	$0.58
Diluted (loss) earnings per share	$(2.80)	$0.56

Per share information attributable to IAC common stock and Class B common stock shareholders:
Basic (loss) earnings per share	$(2.64)	$0.52
Diluted (loss) earnings per share	$(2.64)	$0.51

Stock-based compensation expense by function:
Cost of revenue	$339	$493
Selling and marketing expense	771	409
General and administrative expense	(22,053)	17,761
Product development expense	543	847
Total stock-based compensation expense	$(20,400)	$19,510
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Net (loss) earnings	$(214,568)	$44,972
Other comprehensive income (loss), net of income taxes:
Change in foreign currency translation adjustment	3,014	218
Change in net unrealized (losses) gains on interest rate swaps	(1,800)	3,697
Change in unrealized gains and losses on available-for-sale marketable debt securities	—	(22)
Total other comprehensive income, net of income taxes	1,214	3,893
Comprehensive (loss) income, net of income taxes	(213,354)	48,865
Components of comprehensive (income) loss attributable to noncontrolling interests:
Net (earnings) loss attributable to noncontrolling interests	(2,237)	59
Change in foreign currency translation adjustment attributable to noncontrolling interests	(433)	154
Comprehensive (income) loss attributable to noncontrolling interests	(2,670)	213
Comprehensive (loss) income attributable to IAC shareholders	$(216,024)	$49,078
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Three months ended March 31, 2025 and 2024
(Unaudited)

	Redeemable Noncontrolling Interests	Common Stock, $0.0001 par value		Class B common stock, $0.0001 par value		Additional Paid-in-Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total IAC Shareholders' Equity	Noncontrolling Interests	Total Shareholders' Equity
		$	Shares	$	Shares
		(In thousands)
Balance at December 31, 2024	$25,415	$8	84,831	$1	5,789	$6,380,700	$(538,974)	$(11,396)	$(252,441)	$5,577,898	$701,075	$6,278,973
Net (loss) earnings	(8)	—	—	—	—	—	(216,805)	—	—	(216,805)	2,245	(214,560)
Other comprehensive income, net of income taxes	—	—	—	—	—	—	—	781	—	781	433	1,214
Stock-based compensation expense	—	—	—	—	—	(20,400)	—	—	—	(20,400)	(652)	(21,052)
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	—	791	—	—	(35,859)	—	—	—	(35,859)	—	(35,859)
Forfeiture of IAC's former CEO's restricted common stock award	—	—	(3,000)	—	—	—	—	—	—	—	—	—
Withholding taxes paid on IAC's transfer of Angi Inc. Class B shares to its former CEO	—	—	—	—	—	(9,347)	—	—	—	(9,347)	—	(9,347)
Issuance of Angi Inc. Class A common stock pursuant to stock-based awards, net of withholding taxes, prior to the Distribution	—	—	—	—	—	(8,264)	—	4	—	(8,260)	3,688	(4,572)
Purchase of IAC treasury stock	—	—	—	—	—	—	—	—	(180,827)	(180,827)	—	(180,827)
Purchase of Angi Inc. treasury stock prior to the Distribution	—	—	—	—	—	(10,688)	—	—	—	(10,688)	—	(10,688)
Adjustment of noncontrolling interests to redemption amount	(113)	—	—	—	—	113	—	—	—	113	—	113
Adjustment to the liquidation value of Vivian Health preferred shares	—	—	—	—	—	(17)	—	—	—	(17)	17	—
Distribution of IAC's investment in Angi Inc.	—	—	—	—	—	(1,065,612)	—	(382)	—	(1,065,994)	—	(1,065,994)
Elimination of Angi Inc. noncontrolling interest	—	—	—	—	—	682,927	—	—	—	682,927	(682,927)	—
Other	—	—	—	—	—	37	—	—	—	37	—	37
Balance at March 31, 2025	$25,294	$8	82,622	$1	5,789	$5,913,590	$(755,779)	$(10,993)	$(433,268)	$4,713,559	$23,879	$4,737,438

Balance at December 31, 2023	$33,378	$8	84,465	$1	5,789	$6,340,312	$923	$(10,942)	$(252,441)	$6,077,861	$677,142	$6,755,003
Net (loss) earnings	(9)	—	—	—	—	—	45,031	—	—	45,031	(50)	44,981
Other comprehensive income (loss), net of income taxes	—	—	—	—	—	—	—	4,047	—	4,047	(154)	3,893
Stock-based compensation expense	—	—	—	—	—	19,510	—	—	—	19,510	11,019	30,529
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	—	173	—	—	(8,123)	—	—	—	(8,123)	—	(8,123)
Issuance of Angi Inc. common stock pursuant to stock-based awards, net of withholding taxes	—	—	—	—	—	(1,858)	—	2	—	(1,856)	(1,408)	(3,264)
Purchase of Angi Inc. treasury stock	—	—	—	—	—	(6,700)	—	—	—	(6,700)	—	(6,700)
Adjustment of noncontrolling interests to redemption amount	(505)	—	—	—	—	505	—	—	—	505	—	505
Adjustment to the liquidation value of Vivian Health preferred shares	—	—	—	—	—	2,442	—	—	—	2,442	(2,442)	—
Other	(242)	—	—	—	—	18	—	—	—	18	—	18
Balance at March 31, 2024	$32,622	$8	84,638	$1	5,789	$6,346,106	$45,954	$(6,893)	$(252,441)	$6,132,735	$684,107	$6,816,842

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Cash flows from operating activities attributable to continuing operations:
Net (loss) earnings	$(214,568)	$44,972
Less: Net earnings (loss) from discontinued operations	15,313	(4,472)
Net (loss) earnings from continuing operations	(229,881)	49,444
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities attributable to continuing operations:
Unrealized loss (gain) on investment in MGM Resorts International	324,265	(163,751)
Amortization of intangibles	23,533	36,728
Depreciation	11,946	12,724
Non-cash lease expense (including right-of-use asset impairments)	9,004	10,356
Net loss (gain) on sales of investments and businesses (including unrealized losses on investments)	7,538	(25,941)
Deferred income taxes	(80,616)	39,843
Net gain on lease terminations	(36,038)	—
Stock-based compensation expense	(20,400)	19,510
Unrealized decrease in the estimated fair value of a warrant	—	10,231
Other adjustments, net	1,469	(162)
Changes in assets and liabilities, net of effects of dispositions:
Accounts receivable	79,026	81,845
Other assets	(32,424)	31,173
Operating lease liabilities	(34,324)	(13,165)
Accounts payable and other liabilities	(48,153)	(72,131)
Income taxes payable and receivable	2,510	5,848
Deferred revenue	22,608	17,677
Net cash provided by operating activities attributable to continuing operations	63	40,229
Cash flows from investing activities attributable to continuing operations:
Capital expenditures	(4,656)	(2,914)
Distribution of Angi Inc.'s cash in the spin-off	(386,563)	—
Net proceeds from the sales of investments and businesses	10,096	159,678
Net proceeds from sales of fixed assets	134	12,654
Proceeds from the sale of a portion of the retirement investment fund	5,248	—
Proceeds from maturities of marketable debt securities	—	137,500
Purchases of marketable debt securities	—	(123,104)
Other, net	—	1,199
Net cash (used in) provided by investing activities attributable to continuing operations	(375,741)	185,013
Cash flows from financing activities attributable to continuing operations:
Principal payments on DDM Term Loans	(8,750)	(7,500)
Withholding taxes paid on behalf of employees on net settled stock-based awards	(45,201)	(8,248)
Purchases of treasury stock	(179,394)	—
Other, net	(655)	(152)
Net cash used in financing activities attributable to continuing operations	(234,000)	(15,900)
Total cash (used in) provided by continuing operations	(609,678)	209,342
Net cash (used in) provided by operating activities attributable to discontinued operations	(2,758)	23,825
Net cash used in investing activities attributable to discontinued operations	(12,499)	(12,792)
Net cash used in financing activities attributable to discontinued operations	(14,343)	(10,074)
Total cash (used in) provided by discontinued operations	(29,600)	959
Effect of exchange rate changes on cash and cash equivalents and restricted cash	362	(741)
Net (decrease) increase in cash and cash equivalents and restricted cash	(638,916)	209,560
Cash and cash equivalents and restricted cash at beginning of period	1,807,255	1,306,241
Cash and cash equivalents and restricted cash at end of period	$1,168,339	$1,515,801
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
Nature of Operations
IAC today is comprised of category leading businesses, including Dotdash Meredith (“DDM”) and Care.com among others and holds strategic equity positions in MGM Resorts International (“MGM”) and Turo Inc. (“Turo”).
Angi Inc. Spin-Off
On March 31, 2025, IAC completed the spin-off of Angi Inc. (“Angi”) by means of a special dividend (the “Distribution”) of all shares of Angi capital stock held by IAC to holders of its common stock and Class B common stock. As a result of the Distribution, IAC no longer owns any shares of Angi’s capital stock and Angi became an independent public company. On November 1, 2023, Angi completed the sale of Total Home Roofing, LLC (“Roofing”) and reflected it as a discontinued operation in its standalone financial statements. At the time of its sale, Roofing did not meet the threshold to be reflected as a discontinued operation at the IAC level, therefore, IAC moved Roofing to Emerging & Other. As a result of the Distribution, the operations of Angi, which include Roofing, are presented as discontinued operations within IAC’s consolidated financial statements for all periods prior to March 31, 2025.
Basis of Presentation
The Company prepares its consolidated financial statements (referred to herein as “financial statements”) in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”). The financial statements include all accounts of the Company, all entities that are wholly-owned by the Company and all entities in which the Company has a controlling financial interest. All intercompany transactions and balances between entities comprising the Company have been eliminated.
The unaudited interim financial statements have been prepared in accordance with GAAP for interim financial information and with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and notes required by GAAP for complete annual financial statements. In the opinion of management, the unaudited interim financial statements include all normal recurring adjustments considered necessary for a fair presentation. Interim results are not necessarily indicative of the results that may be expected for the full year. The unaudited interim financial statements should be read in conjunction with the annual audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
Accounting Estimates
Management of the Company is required to make certain estimates, judgments and assumptions during the preparation of its financial statements in accordance with GAAP. These estimates, judgments and assumptions affect the amounts reported in the financial statements and the disclosures in the accompanying notes. Actual results could differ from these estimates.
On an ongoing basis, the Company evaluates its estimates, judgments and assumptions, including those related to: the fair values of cash equivalents and marketable equity securities; the carrying value of accounts receivable, including the determination of the allowance for credit losses; the determination of the customer relationship period for certain costs to obtain a contract with a customer; the recoverability of right-of-use assets (“ROU assets”); the useful lives and recoverability of buildings, equipment, leasehold improvements and capitalized software and definite-lived intangible assets; the recoverability of goodwill and indefinite-lived intangible assets; the fair value of equity securities without readily determinable fair values; the fair value of interest rate swaps; contingencies; unrecognized tax benefits; the valuation allowance for deferred income tax assets; pension and post-retirement benefit plan asset and liabilities, including actuarial assumptions regarding discount rates, expected returns on plan assets, inflation and healthcare costs; and the fair value of and forfeiture rates for stock-based awards, among others. The Company bases its estimates, judgments and assumptions on historical experience, its forecasts and budgets and other factors that the Company considers relevant.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
General Revenue Recognition
The Company accounts for a contract with a customer when it has approval and commitment from all authorized parties, the rights of the parties and payment terms are identified, the contract has commercial substance and collectability of the consideration is probable. Revenue is recognized when control of the promised services or goods is transferred to the Company’s customers and in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services or goods.
The Company’s disaggregated revenue disclosures are presented in “Note 5—Segment Information.”
Practical Expedients and Exemptions
For contracts that have an original duration of one year or less, the Company uses the practical expedient available under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), applicable to such contracts and does not consider the time value of money.
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

Deferred Revenue
Deferred revenue consists of payments that are received or are contractually due in advance of the Company's performance obligation. The Company’s deferred revenue is reported on a contract-by-contract basis at the end of each reporting period. The Company classifies deferred revenue as current when the remaining term or expected completion of its performance obligation is one year or less. The current and non-current deferred revenue balances were $78.6 million and less than $0.1 million, respectively, at March 31, 2025, and $56.6 million and $0.1 million, respectively, at December 31, 2024. During the three months ended March 31, 2025, the Company recognized $35.7 million of revenue that was included in the deferred revenue balance at December 31, 2024. The current and non-current deferred revenue balances were $93.6 million and $0.1 million, respectively, at December 31, 2023. During the three months ended March 31, 2024, the Company recognized $46.8 million of revenue that was included in the deferred revenue balance at December 31, 2023. The change in the deferred revenue balance from December 31, 2023 to December 31, 2024 reflects a further reduction of $24.5 million related to the sale of assets of Mosaic Group on February 15, 2024. Non-current deferred revenue is included in “Other long-term liabilities” in the balance sheet.
Certain Risks and Concentrations
Services Agreement with Google
On January 20, 2025, the Company entered into a further amendment to its Services Agreement (the “Amendment”), with the amended terms effective on April 1, 2025. Following the execution of the Amendment, the expiration date of the Services Agreement was extended from March 31, 2025 to March 31, 2026, with an automatic renewal for an additional one-year period absent notice of non-renewal from either party on or before December 31, 2025. The Company earns certain other advertising revenue from Google that is not attributable to the Services Agreement. A portion of the Company’s net cash from operating activities that it can freely access is attributable to revenue earned pursuant to the Services Agreement and other revenue earned from Google.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The Services Agreement requires that the Company comply with certain guidelines promulgated by Google. Google may generally unilaterally update its policies and guidelines without advance notice. These updates may be specific to the Services Agreement or could be more general and thereby impact the Company as well as other companies. These policy and guideline updates have in the past (and could in the future) require modifications to, or prohibit and/or render obsolete certain of our products, services and/or business practices, which have negatively impacted revenue and been costly to address (and could in the future), which have had and could have an adverse effect on our business, financial condition and results of operations. Further, changes to certain of the economic terms of the Services Agreement became effective April 1, 2025 and could impact Search revenue.
For the three months ended March 31, 2025 and 2024, total revenue earned from Google was $99.2 million and $131.4 million, respectively, representing 17% and 21%, respectively, of the Company’s revenue. The related accounts receivable totaled $38.2 million and $43.7 million at March 31, 2025 and December 31, 2024, respectively. The revenue attributable to the Services Agreement is earned at Search and was $69.8 million and $102.9 million for the three months ended March 31, 2025 and 2024, respectively, representing 12% and 16%, respectively of the Company’s total revenue.
Recent Accounting Pronouncements
Recent Accounting Pronouncements Adopted by the Company
There were no recently issued pronouncements adopted by the Company during the three months ended March 31, 2025.
Recent Accounting Pronouncements Not Yet Adopted by the Company
ASU No. 2023-09—Income Taxes (Topic 740)—Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU No. 2023-09, which establishes required categories and a quantitative threshold to the annual tabular rate reconciliation disclosure and disaggregated jurisdictional disclosures of income taxes paid. The guidance's annual requirements are effective for the Company beginning with the reporting period for the fiscal year ending December 31, 2025. Early adoption is permitted, and ASU No. 2023-09 may be applied either prospectively or retrospectively. The Company is currently assessing ASU No. 2023-09, its impact on its income tax disclosures and the method of adoption. ASU No. 2023-09 does not affect the Company’s results of operations, financial condition or cash flows. The Company does not plan to adopt ASU No. 2023-09 early.
ASU No. 2024-03—Income Statement-Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40)—Disaggregation of Income Statement Expenses
In November 2024, the FASB issued ASU No. 2024-03, which is intended to provide users of financial statements with more decision-useful information about expenses of a public business entity, primarily through enhanced disclosures of certain components of expenses commonly presented within captions on the statement of operations, such as purchases of inventory, employee compensation, depreciation and amortization, as well as a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. ASU No. 2024-03 also requires disclosure of the total amount of selling expenses and, in annual reporting periods, the definition of selling expenses. ASU No. 2024-03 is effective for fiscal years beginning after December 15, 2026 and for interim periods beginning after December 15, 2027. Early adoption is permitted, and ASU No. 2024-03 may be applied either prospectively or retrospectively. The Company is currently assessing ASU No. 2024-03, its impact on its disclosures and method of adoption. ASU No. 2024-03 does not affect the Company’s results of operations, financial condition or cash flows. The Company does not plan to adopt ASU No. 2024-03 early.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 2—FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
Marketable Securities
At March 31, 2025 and December 31, 2024, the Company has no investments in available-for-sale marketable debt securities.
Investment in MGM

	March 31, 2025	December 31, 2024
	(In thousands)
Investment in MGM	$1,918,407	$2,242,672
At March 31, 2025, the Company owns 64.7 million common shares of MGM, which represents 23.1% of MGM's common shares outstanding. The Company accounts for its investment in MGM under the equity method of accounting and has elected to account for this investment pursuant to the fair value option. The fair value of the investment in MGM is remeasured each reporting period based upon MGM’s closing stock price on the New York Stock Exchange on the last trading day in the reporting period and any unrealized pre-tax gains or losses are included in the statement of operations. For the three months ended March 31, 2025 and 2024, the Company recorded unrealized pre-tax losses and gains from its investment in MGM of $324.3 million and $163.8 million, respectively. The cumulative unrealized net pre-tax gain through March 31, 2025 is $654.5 million. A $2.00 increase or decrease in the share price of MGM would result in an unrealized gain or loss, respectively, of $129.4 million. At May 2, 2025, the fair value of the Company’s investment in MGM was $2.1 billion.
The following table presents MGM’s summarized financial information for the three months ended March 31, 2025 and 2024. As noted above, the Company has elected to account for its investment in MGM pursuant to the fair value option. By electing the fair value option, the Company’s investment in MGM is remeasured each reporting period with any changes recognized through income based on MGM’s closing stock price. As a result, the value of our investment and the financial impacts in any given period are not necessarily correlated with the income statement information presented below.

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Revenues	$4,277,082	$4,383,470
Expenses	$3,879,129	$3,899,968
Net income	$226,731	$299,726
Net income attributable to MGM	$148,554	$217,476
Long-term Investments
Long-term investments consist of:

	March 31, 2025	December 31, 2024
	(In thousands)
Equity securities without readily determinable fair values	$420,489	$438,534
Total long-term investments	$420,489	$438,534

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Equity Securities without Readily Determinable Fair Values
The following table presents a summary of unrealized pre-tax gains and losses recorded in “Other income, net” in the statement of operations as adjustments to the carrying value of equity securities without readily determinable fair values held at March 31, 2025 and 2024.

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Downward adjustments including impairments (gross unrealized pre-tax losses)	$(18,045)	$(7,867)
Total	$(18,045)	$(7,867)
The cumulative upward and downward adjustments (including impairments) to the carrying value of equity securities without readily determinable fair values held at March 31, 2025 were $31.4 million and $178.2 million, respectively.
Realized and unrealized pre-tax gains and losses for the Company’s investments without readily determinable fair values for the three months ended March 31, 2025 and 2024 are as follows:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Realized pre-tax gains, net, for equity securities sold	$9,304	$4,434
Unrealized pre-tax losses, net, on equity securities held	(18,045)	(7,867)
Total pre-tax losses, net recognized	$(8,741)	$(3,433)
All pre-tax gains and losses on equity securities without readily determinable fair values, realized and unrealized, are recognized in “Other income, net” in the statement of operations.
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

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following tables present the Company’s financial instruments that are measured at fair value on a recurring basis:

	March 31, 2025
	Level 1	Level 2	Level 3	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$913,832	$—	$—	$913,832
Treasury bills	—	24,959	—	24,959
Time deposits	—	18,366	—	18,366
Other current assets:
Retirement investment fund	—	8,603	—	8,603
Investment in MGM	1,918,408	—	—	1,918,408
Total	$2,832,240	$51,928	$—	$2,884,168

Liabilities:
Other long-term liabilities:
Interest rate swaps(a)	$—	$(647)	$—	$(647)
_____________________
(a)    Interest rate swaps relate to the $350 million notional amount which hedge DDM’s Term Loan B-1. See “Note 4—Long-term Debt” for additional information. The fair value of interest rate swaps was determined using discounted cash flows derived from observable market prices, including swap curves, which are Level 2 inputs.

	December 31, 2024
	Level 1	Level 2	Level 3	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$1,130,095	$—	$—	$1,130,095
Time deposits	—	18,098	—	18,098
Other current assets:
Retirement investment fund		13,763		13,763
Investment in MGM	2,242,672	—	—	2,242,672
Other non-current assets:
Interest rate swaps(a)	—	1,715	—	1,715
Total	$3,372,767	$33,576	$—	$3,406,343

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Warrant
The Company owns preferred shares of Turo, a peer-to-peer car sharing marketplace, which are accounted for as an equity security without a readily determinable fair value, as the preferred shares are not common stock equivalents. As part of the Company’s original investment in Turo preferred shares, the Company received a warrant that was recorded at fair value each reporting period with any change in fair value included in “Other income, net” in the statement of operations. The warrant was measured using significant unobservable inputs and classified in the fair value hierarchy table as Level 3. The Company net settled its Turo warrant on July 23, 2024 (the warrant expiration date) for 4.5 million shares of Series E-2 preferred stock and the fair value of the warrant of $70.0 million was reclassified to equity securities without readily determinable fair values. The Company had measured this warrant at fair value at June 30, 2024 using the settlement value of the shares received pursuant to its net exercise on July 23, 2024. For the periods prior to the settlement, the warrant was included in “Other non-current assets” in the balance sheet.
The following table presents the change in the warrant for the three months ended March 31, 2024, which was measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Three Months Ended March 31, 2024
Warrant
(In thousands)
Balance at January 1	$49,631
Total net losses:
Fair value adjustments included in earnings	(10,231)
Balance at March 31	$39,400
Assets measured at fair value on a nonrecurring basis
The Company’s non-financial assets, such as goodwill, intangible assets, ROU assets, buildings, equipment, leasehold improvements and capitalized software, are adjusted to fair value only when an impairment is recognized. The Company's financial assets, comprising equity securities without readily determinable fair values, are adjusted to fair value when observable price changes for similar or identical securities are identified or an impairment is recognized. Such fair value measurements are based predominantly on Level 3 inputs.
Financial instruments measured at fair value only for disclosure purposes
The total fair value of the outstanding long-term debt, including the current portion, is estimated using observable market prices or indices for similar liabilities, which are Level 2 inputs, and was approximately $1.47 billion and $1.49 billion at March 31, 2025 and December 31, 2024, respectively.
NOTE 3—LONG-TERM DEBT
Long-term debt consists of:

	March 31, 2025	December 31, 2024
	(In thousands)
DDM Term Loan A due December 1, 2026	$288,750	$297,500
DDM Term Loan B-1 due December 1, 2028	1,182,500	1,182,500
Total long-term debt	1,471,250	1,480,000
Less: current portion of long-term debt	42,331	35,000
Less: original issue discount	3,312	3,512
Less: unamortized debt issuance costs	6,063	6,481
Total long-term debt, net	$1,419,544	$1,435,007

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
On December 1, 2021, DDM entered into a credit agreement (“DDM Credit Agreement”), which provided for (i) the five-year $350 million DDM Term Loan A due December 1, 2026 (“DDM Term Loan A”), (ii) the seven-year $1.25 billion DDM Loan B due December 1, 2028 (“DDM Loan B”) and (iii) a five-year $150 million revolving credit facility (“DDM Revolving Facility”). On November 26, 2024, DDM entered into Amendment No. 1 to the DDM Credit Agreement (the “Amended DDM Credit Agreement”), which governs both the existing DDM Term Loan A and the DDM Revolving Facility, and replaced $1.18 billion of then outstanding DDM Term Loan B principal with an equal amount of DDM Term Loan B-1 due December 1, 2028 (“DDM Term Loan B-1”). DDM Term Loan A and DDM Term Loan B-1 are collectively referred to as the “DDM Term Loans”.
DDM Term Loan A bears interest at an adjusted term secured overnight financing rate (“Adjusted Term SOFR”), as defined in the Amended DDM Credit Agreement, plus an applicable margin depending on DDM’s most recently reported consolidated net leverage ratio, as defined in the Amended DDM Credit Agreement. The adjustment to the secured overnight financing rate is fixed at 0.10% for DDM Term Loan A. At March 31, 2025 and December 31, 2024, DDM Term Loan A bore interest at Adjusted Term SOFR plus 2.25%, or 6.66% and 6.94%, respectively. At March 31, 2025 and December 31, 2024, DDM Term Loan B-1 bore interest at Adjusted Term SOFR, subject to a minimum of 0.50%, plus 3.50%, or 7.82% and 8.05%, respectively. Interest payments are due at least quarterly through the respective maturity dates of the DDM Term Loans.
DDM holds interest rate swaps with a total notional amount of $350 million, which synthetically convert a portion of DDM Term Loan B and, following the effectiveness of the Amended DDM Credit Agreement, DDM Term Loan B-1, from a variable rate to a fixed rate to manage interest rate risk exposure until April 1, 2027. Should Adjusted Term SOFR continue to equal or exceed 0.50%, then the fixed rate for DDM Term Loan B-1 will be approximately 7.32% ((i) the weighted average fixed interest rate of approximately 3.82% on the interest rate swaps and (ii) the base rate of 3.50%). In the event Adjusted Term SOFR becomes less than 0.50%, then the interest rate swaps would be fixed in a range from approximately 7.32% to 7.42% as determined by the governing agreements.

DDM has designated the interest rate swaps as cash flow hedges and applies hedge accounting to these contracts in accordance with FASB ASC Topic 815, Derivatives and Hedging. As cash flow hedges, the interest rate swaps are recognized at fair value on the balance sheet as either assets or liabilities, with the changes in fair value recorded in “Accumulated other comprehensive loss” in the balance sheet. Realized gains or losses are reclassified into “Interest expense” in the statement of operations. The cash flows related to interest settlements of the hedged monthly interest payments are classified as operating activities in the statement of cash flows, consistent with the interest expense on the related DDM Term Loan B-1 and DDM Term Loan B.
DDM assessed hedge effectiveness at the time of entering into these agreements and determined these interest rate swaps are expected to be highly effective. DDM evaluates the hedge effectiveness of the interest rate swaps quarterly, or more frequently, if necessary, by verifying (i) that the critical terms of the interest rate swaps continue to match the critical terms of the hedged interest payments and (ii) that it is probable the counterparties will not default. If the two requirements are met, the interest rate swaps are determined to be effective and all changes in the fair value of the interest rate swaps are recorded in “Accumulated other comprehensive loss.” See “Note 4—Accumulated Other Comprehensive Loss” for the net unrealized gains and losses before reclassifications in “Accumulated other comprehensive loss” and realized gains reclassified into “Interest expense” for the three months ended March 31, 2025 and 2024. At March 31, 2025, approximately $0.4 million is expected to be reclassified into interest expense within the next twelve months as net realized gains.

DDM Term Loan A requires quarterly principal payments of approximately $8.8 million through December 31, 2025 and approximately $13.1 million thereafter through maturity. DDM Term Loan B-1 requires quarterly payments of $3.0 million commencing March 31, 2026 through maturity. DDM Term Loan B-1 may require additional annual principal payments as part of an excess cash flow sweep provision, the amount of which, in part, is governed by the applicable net leverage ratio and further subject to the excess cash flow exceeding certain thresholds as defined in the Amended DDM Credit Agreement. No such payment was required related to the period ended December 31, 2024.
There were no outstanding borrowings under the DDM Revolving Facility at both March 31, 2025 and December 31, 2024. The annual commitment fee on undrawn funds is based on DDM’s most recently reported consolidated net leverage ratio, as defined in the governing agreements, was 40 basis points at both March 31, 2025 and December 31, 2024. Any borrowings under the DDM Revolving Facility would bear interest, at DDM’s option, at either a base rate or Adjusted Term SOFR, plus an applicable margin, which is based on DDM’s consolidated net leverage ratio.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
As of the last day of any calendar quarter, subject to certain exemptions and increases for qualifying material acquisitions, the Amended DDM Credit Agreement requires DDM to maintain a consolidated net leverage ratio as of the last day of such quarter of no greater than 5.5 to 1.0, all as defined in the governing agreements. This ratio was not exceeded for the test periods ended March 31, 2025 and December 31, 2024. The Amended DDM Credit Agreement also contains covenants that would limit DDM’s ability to pay dividends, incur incremental secured indebtedness, or make distributions or certain investments in the event a default has occurred or if DDM’s consolidated net leverage ratio exceeds 4.0 to 1.0, subject to certain available amounts, all as defined in the governing agreements. DDM did not exceed this ratio for the test periods ended March 31, 2025 and December 31, 2024.
The DDM Credit Agreement permitted and the Amended DDM Credit Agreement permits the Company to, among other things, contribute cash to DDM, which has in the past and may in the future provide, among other things, additional liquidity to ensure that DDM does not exceed certain consolidated net leverage ratios for any test period, as defined in the governing agreements. In connection with these capital contributions, DDM may make distributions to the Company in amounts not to exceed these capital contributions, provided that no default has occurred and is continuing. No quarterly contributions have been made to DDM since September 2024, which DDM distributed to the Company in October 2024; therefore, there were no pending contributions or distributions outstanding as of March 31, 2025 and December 31, 2024. During the three months ended March 31, 2024, the Company contributed $55 million to DDM, which DDM subsequently distributed to the Company in April 2024. Absent these contributions, DDM’s consolidated net leverage ratio would not have exceeded 5.5 to 1.0 for the three months ended March 31, 2024. DDM distributed $105 million back to IAC in January 2024 related to the Company’s contribution in December 2023.
The obligations under the DDM Amended Credit Agreement are guaranteed by certain of DDM’s wholly-owned subsidiaries and are secured by substantially all of the assets of DDM and certain of its subsidiaries.
NOTE 4—ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables present the components of accumulated other comprehensive loss, net of income tax.

	Three Months Ended March 31, 2025
	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) On Interest Rate Swaps	Accumulated Other Comprehensive (Loss) Income
	(In thousands)
Balance at January 1	$(12,703)	$1,307	$(11,396)
Other comprehensive income (loss) before reclassifications	2,581	(1,355)	1,226
Amounts reclassified to earnings	—	(445)	(445)
Net current period other comprehensive income (loss)	2,581	(1,800)	781
Accumulated other comprehensive loss allocated to noncontrolling interests during the period	4	—	4
Distribution of Angi	(382)	—	(382)
Balance at March 31	$(10,500)	$(493)	$(10,993)

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
At March 31, 2025 and 2024, there was $0.2 million of deferred income tax benefit and $0.9 million of deferred income tax provision, respectively, related to unrealized losses and gains on interest rate swaps. At March 31, 2024, there was no deferred income tax provision or benefit related to net unrealized gains and losses on available-for-sale marketable debt securities.
NOTE 5—SEGMENT INFORMATION
The overall concept that the Company employs in determining its operating segments is to present the financial information in a manner consistent with the chief operating decision maker’s (“CODM”) view of the businesses. The Office of the Chairman, which is comprised of certain executives and members of the board of directors, is the CODM of the Company. We consider how the businesses are organized as to segment management and the focus of the businesses with regards to the types of services or products offered or the target market. Operating segments are combined for reporting purposes in the case of Emerging & Other because they do not meet the quantitative thresholds that require presentation as separate reportable segments.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Disaggregated Revenue
The following table presents revenue by reportable segment:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Revenue
DDM
Digital	$224,216	$209,324
Print	173,794	185,900
Intersegment eliminations(a)	(4,939)	(4,684)
Total DDM	393,071	390,540
Care.com	88,852	92,527
Search	70,329	108,473
Emerging & Other	18,287	34,014
Intersegment eliminations(b)	(50)	(1,264)
Total	$570,489	$624,290
_____________________
(a)    Intersegment eliminations primarily relate to DDM Digital performance marketing commissions earned for the placement of magazine subscriptions for DDM Print.
(b)    For the three months ended March 31, 2024, intersegment eliminations primarily relate to advertising sold by DDM to other IAC owned businesses.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table presents the revenue of the Company’s segments disaggregated by type of service:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
DDM
Digital:
Advertising revenue	$134,569	$132,899
Performance marketing revenue	57,266	51,544
Licensing and other revenue	32,381	24,881
Total Digital revenue	224,216	209,324
Print:
Subscription revenue	74,346	77,991
Advertising revenue	37,243	42,473
Newsstand revenue	28,095	26,286
Project and other revenue	25,921	28,554
Performance marketing revenue	8,189	10,596
Total Print revenue	173,794	185,900
Intersegment eliminations(a)	(4,939)	(4,684)
Total DDM revenue	$393,071	$390,540

Care.com
Consumer revenue	$47,542	$52,328
Enterprise revenue	41,310	40,199
Total Care.com revenue	$88,852	$92,527

Search
Advertising revenue:
Google advertising revenue	$70,214	$103,519
Non-Google advertising revenue	106	4,442
Total advertising revenue	70,320	107,961
Other revenue	9	512
Total Search revenue	$70,329	$108,473

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Segment Expenses
The following table presents the significant expenses regularly provided to the CODM for each of the Company’s reportable segments that are included in determining Segment Adjusted EBITDA, which is the Company’s segment reporting financial measure:

	Three Months Ended March 31
	2025	2024
	(In thousands)
DDM
Digital:
Cost of revenue	$69,629	$60,066
Selling and marketing expense	59,313	55,178
General and administrative expense	25,347	26,067
Product development expense	27,572	31,054
Total Digital expenses	181,861	172,365
Print:
Cost of revenue	83,147	96,583
Selling and marketing expense	64,664	69,837
General and administrative expense	10,874	13,780
Product development expense	1,654	2,753
Total Print expenses	160,339	182,953
Other:
Other(c)(d)	(24,481)	9,664
Intersegment eliminations	(4,939)	(4,684)
Total DDM expenses	$312,780	$360,298

Care.com
Cost of revenue	$17,964	$19,303
Selling and marketing expense	23,465	26,075
General and administrative expense	18,497	17,878
Product development expense	14,432	12,838
Total Care.com expenses	$74,358	$76,094

Search
Traffic acquisition costs and online marketing(e)	$59,951	$92,698
Other segment items(f)	7,369	11,398
Total Search expenses	$67,320	$104,096
_____________________
(c)    Other comprises unallocated corporate expenses.
(d)    The three months ended March 31, 2025 include a gain of $36.2 million related to the termination of a lease for certain unoccupied office space, which otherwise would have expired in 2032.
(e)    Traffic acquisition costs include payments made to partners who direct traffic to our Ask Media Group websites and who distribute our business-to-business customized browser-based applications.
(f)    Search other segment items include compensation expense, excluding stock-based compensation, and other operating expenses.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Segment Reporting Performance Measure and Reconciliations
Adjusted EBITDA is the segment reporting performance measure used by the CODM as one of the metrics by which we evaluate the performance of our businesses, and our internal budgets are based and may impact management compensation. Adjusted EBITDA is defined as operating income excluding: (1) stock-based compensation expense; (2) depreciation; and (3) acquisition-related items consisting of (i) amortization of intangible assets and impairments of goodwill and intangible assets, if applicable, and (ii) gains and losses recognized on changes in the fair value of contingent consideration arrangements, if applicable. The following table presents a summary of Segment Adjusted EBITDA:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Segment Adjusted EBITDA:
DDM
Digital	$42,355	$36,959
Print	13,455	2,947
Other(c)(d)	24,481	(9,664)
Total DDM	80,291	30,242
Care.com	14,494	16,433
Search	3,009	4,377
Emerging & Other	(4,518)	(20,639)
Total Segment Adjusted EBITDA	$93,276	$30,413

The following table reconciles total Segment Adjusted EBITDA to (loss) earnings from continuing operations before income taxes:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Total Segment Adjusted EBITDA	$93,276	$30,413
Corporate Adjusted EBITDA loss	(42,421)	(24,872)
Stock-based compensation expense(g)	20,400	(19,510)
Depreciation	(11,946)	(12,724)
Amortization of intangibles	(23,533)	(36,728)
Interest expense	(28,314)	(34,680)
Unrealized (loss) gain on investment in MGM Resorts International	(324,265)	163,751
Other income, net	7,688	30,321
(Loss) earnings from continuing operations before income taxes	$(309,115)	$95,971

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
_____________________
(g)    The three months ended March 31, 2025 reflect the reversal of $49.8 million of previously recognized stock-based compensation expense related to the forfeiture of our former Chief Executive Officer’s (“CEO”), Joseph Levin, restricted stock award pursuant to an employment transition agreement (the “Employment Transition Agreement”) entered into on January 13, 2025, partially offset by $14.9 million of stock-based compensation expense related to the transfer of 5.0 million Class B shares of Angi held by the Company, prior to the Distribution, to Mr. Levin, pursuant to the Employment Transition Agreement.
Segment Assets
Asset information is not regularly provided to the CODM.
Capital Expenditures
The following table presents capital expenditures:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
DDM	$3,853	$2,825
Care.com	520	76
Corporate	283	13
Total	$4,656	$2,914
Geographic Information
Revenue by geography is based on where the customer is located. Geographic information about revenue and long-lived assets is presented below:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Revenue:
United States	$523,765	$536,287
All other countries	46,724	88,003
Total	$570,489	$624,290

	March 31, 2025	December 31, 2024
	(In thousands)
Long-lived assets (excluding goodwill and intangible assets):
United States	$518,611	$535,608
All other countries	2,141	2,348
Total	$520,752	$537,956

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 6—PENSION AND POST-RETIREMENT BENEFIT PLANS
The following table presents the components of net periodic benefit cost (credit) for the DDM pension and post-retirement benefit plans:

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
	Pension		Post-Retirement	Pension		Post-Retirement
	Domestic	International	Domestic	Domestic	International	Domestic
	(In thousands)
Service cost	$—	$—	$—	$51	$—	$—
Interest cost	37	5,155	53	729	4,787	51
Expected return on plan assets	—	(5,143)	—	(564)	(4,787)	—
Actuarial gain recognition	—	—	—	(263)	—	—
Net periodic benefit cost (credit)	$37	$12	$53	$(47)	$—	$51

The components of net periodic benefit cost (credit), other than the service cost component, are included in “Other income, net” in the statement of operations.
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
The computation of the annual expected effective income tax rate at each interim period requires certain estimates and assumptions including, but not limited to, the expected pre-tax income (or loss) for the year, projections of the proportion of income (and/or loss) earned and taxed in foreign jurisdictions, permanent and temporary differences and the likelihood of the realization of deferred tax assets generated in the current year. The accounting estimates used to compute the provision or benefit for income taxes may change as new events occur, more experience is acquired, additional information is obtained or the Company’s tax environment changes. To the extent that the expected annual effective income tax rate changes during a quarter, the effect of the change on prior quarters is included in income tax provision or benefit in the quarter in which the change occurs.
For the three months ended March 31, 2025, the Company recorded an income tax benefit of $79.2 million, which represents an effective income tax rate of 26%, which was higher than the statutory rate of 21% due primarily to state taxes and nontaxable stock-based compensation expense which was reversed due to the forfeiture of our former CEO’s restricted stock award pursuant to the Employment Transition Agreement. For the three months ended March 31, 2024, the Company recorded an income tax provision of $46.5 million which represents an effective income tax rate of 48%, which was higher than the statutory rate of 21% due primarily to the non-deductible portion of goodwill in the sale of the assets of Mosaic Group, nondeductible compensation expense, and state taxes, partially offset by research credits and the realization of a capital loss.
As a result of the Distribution, the Company has allocated to Angi a portion of the tax attributes related to the consolidated federal and state tax filings pursuant to the Internal Revenue Code and applicable state law. This allocation requires that the Company’s net deferred tax liability be adjusted in the year of the Distribution with a corresponding adjustment to additional paid-in capital. The allocation of attributes that was recorded as of March 31, 2025 is preliminary and subject to adjustments. An allocation of additional tax attributes will be made at the close of the tax year on December 31, 2025 as an adjustment to additional paid-in capital, as well as upon the filing of the 2025 tax return and potential tax audits in the future.

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
The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in the income tax provision. At March 31, 2025 and December 31, 2024, accruals for interest and penalties are not material.
At March 31, 2025 and December 31, 2024, unrecognized tax benefits, including interest and penalties, were $16.3 million and $15.7 million, respectively. Unrecognized tax benefits, including interest and penalties, at March 31, 2025 increased by $0.6 million due primarily to research credits. If unrecognized tax benefits at March 31, 2025 are subsequently recognized, $15.3 million, net of related deferred tax assets and interest, would reduce income tax expense. The comparable amount at December 31, 2024 was $14.7 million. The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease by $0.3 million by March 31, 2026 due to expected settlements and statute expirations, all of which would reduce the income tax provision from continuing operations.
NOTE 8—(LOSS) EARNINGS PER SHARE
The Company treats its common stock and Class B common stock as one class of stock for net earnings (loss) per share (“EPS”) purposes as both classes of stock participate in earnings, dividends and other distributions on the same basis. On January 13, 2025, the restricted common stock award of 3.0 million shares (“restricted shares”) previously issued to our former CEO on November 5, 2020 (such award, the “Restricted Stock Award”), which was a participating security, was forfeited by Mr. Levin pursuant to the Employment Transition Agreement. For all periods presented in these financial statement, the Company calculated basic EPS using the two-class method prior to the restricted shares being forfeited because those restricted shares were unvested and had a non-forfeitable dividend right in the event the Company declared a cash dividend on its common shares and would have participated in all other distributions of the Company in the same manner as all other IAC common shares. Diluted EPS is calculated on the most dilutive basis, which excludes stock-based awards that would be anti-dilutive, including prior to its forfeiture the restricted stock award previously granted to our former CEO.
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
For the calculation of diluted EPS, net earnings (loss) attributable to holders of IAC common stock and Class B common stock is adjusted for the reallocation of undistributed earnings allocated to the participating security by the weighted-average number of common stock and Class B common stock outstanding plus dilutive securities during the period.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The numerator and denominator of basic and diluted EPS computations for the Company’s common stock and Class B common stock are calculated as follows:

	Three Months Ended March 31,
	2025	2024
	(In thousands, except per share data)
Basic EPS:
Numerator:
Net (loss) earnings from continuing operations	$(229,881)	$49,444
Net loss attributable to noncontrolling interests of continuing operations	10	116
Net earnings attributed to unvested participating security	—	(1,729)
Net (loss) earnings from continuing operations attributable to IAC common stock and Class B common stock shareholders	(229,871)	47,831

Earnings (loss) from discontinued operations, net of tax	15,313	(4,472)
Net earnings attributable to noncontrolling interests of discontinued operations	(2,247)	(57)
Net loss attributed to unvested participating security	—	158
Net earnings (loss) from discontinued operations attributable to IAC common stock and Class B common stock shareholders	13,066	(4,371)

Net (loss) earnings attributable to IAC common stock and Class B common stock shareholders	$(216,805)	$43,460

Denominator:
Weighted average basic IAC common stock and Class B common stock shares outstanding(a)	82,214	82,972

(Loss) earnings per share:
(Loss) earnings per share from continuing operations attributable to IAC common stock and Class B common stock shareholders	$(2.80)	$0.58
Earnings (loss) per share from discontinued operations, net of tax, attributable to IAC common stock and Class B common stock shareholders	0.16	(0.06)
(Loss) earnings per share attributable to IAC common stock and Class B common stock shareholders	$(2.64)	$0.52

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
	(In thousands, except per share data)
Diluted EPS:
Numerator:
Net (loss) earnings from continuing operations	$(229,881)	$49,444
Net loss attributable to noncontrolling interests of continuing operations	10	116
Net earnings attributed to unvested participating security	—	(1,674)
Net (loss) earnings from continuing operations attributable to IAC common stock and Class B common stock shareholders	$(229,871)	$47,886

Earnings (loss) from discontinued operations, net of tax	15,313	(4,472)
Net earnings attributable to noncontrolling interests of discontinued operations	(2,247)	(57)
Net loss attributed to unvested participating security	—	153
Net earnings (loss) from discontinued operations attributable to IAC common stock and Class B common stock shareholders	13,066	(4,376)

Net (loss) earnings attributable to IAC common stock and Class B common stock shareholders	$(216,805)	$43,510

Denominator:
Weighted average basic IAC common stock and Class B common stock shares outstanding(a)	82,214	82,972
Dilutive securities(b)(c)	—	2,886
Denominator for earnings per share—weighted average shares(b)(c)	82,214	85,858

(Loss) earnings per share:
(Loss) earnings per share from continuing operations attributable to IAC common stock and Class B common stock shareholders	$(2.80)	$0.56
Earnings (loss) per share from discontinued operations, net of tax, attributable to IAC common stock and Class B common stock shareholders	0.16	(0.05)
(Loss) earnings per share attributable to IAC common stock and Class B common stock shareholders	$(2.64)	$0.51
_____________________
(a)     On November 5, 2020, IAC’s CEO was granted the Restricted Stock Award. On January 13, 2025, the Restricted Stock Award was forfeited by Mr. Levin pursuant to the Employment Transition Agreement. For all periods presented in these financial statements, the Company calculated EPS using the two-class method since prior to the restricted shares being forfeited those restricted shares were unvested and had a non-forfeitable dividend right in the event the Company declared a cash dividend on its common shares and would have participated in all other distributions of the Company in the same manner as all other IAC common shares.
(b)    For the three months ended March 31, 2025, the Company had a loss from continuing operations and, as a result approximately 4.3 million of potentially dilutive securities were excluded from computing diluted EPS for the period because the impact would have been anti-dilutive. Accordingly, the weighted average basic shares outstanding were used to compute the EPS amounts for the three months ended March 31, 2025.
(c)    If the effect is dilutive, weighted average common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and subsidiary denominated equity and vesting of restricted stock, and restricted stock units (“RSUs”). For the three months ended March 31, 2024, 3.4 million of potentially dilutive securities were excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 9—FINANCIAL STATEMENT DETAILS
Cash and Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the balance sheet to the total amounts shown in the statement of cash flows:

	March 31, 2025	December 31, 2024	March 31, 2024	December 31, 2023
	(In thousands)
Cash and cash equivalents	$1,159,225	$1,381,736	$1,143,651	$933,401
Restricted cash included in other current assets	1,670	8,974	8,560	8,539
Restricted cash included in other non-current assets	7,444	—	—	—
Cash and cash equivalents included in current assets of discontinued operations	—	416,434	363,337	364,044
Restricted cash included in non-current assets of discontinued operations	—	111	253	257
Total cash and cash equivalents and restricted cash as shown on the statement of cash flows	$1,168,339	$1,807,255	$1,515,801	$1,306,241
Restricted cash included in “Other non-current assets” in the balance sheet at March 31, 2025 and “Other current assets” at December 31, 2024, March 31, 2024 and December 31, 2023 primarily consists of cash held in escrow related to the funded pension plan in the United Kingdom. Restricted cash included in “Other current assets” for all periods presented also include cash held related to insurance programs at Care.com.
Credit Losses
The following table presents the changes in the allowance for credit losses:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Balance at January 1	$7,409	$7,695
Current period provision for credit losses	1,192	229
Write-offs charged against the allowance	(1,310)	(972)
Recoveries collected	31	172
Balance at March 31,	$7,322	$7,124
Accumulated Depreciation and Amortization
The following table provides the accumulated depreciation and amortization within the balance sheet:

Asset Category	March 31, 2025	December 31, 2024
	(In thousands)
Buildings, equipment, leasehold improvements and capitalized software	$184,585	$178,093
Intangible assets	$686,436	$662,819

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Other income, net

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Interest income	$14,464	$16,888
Net (loss) gain on sales of investments and businesses (including unrealized losses on investments)(a)	(7,626)	25,941
Unrealized decrease in the estimated fair value of a warrant	—	(10,231)
Other	850	(2,277)
Other income, net	$7,688	$30,321
_____________________
(a)     Includes a pre-tax gain of $29.2 million on the sale of assets of Mosaic Group, which was included within Emerging & Other, and was accounted for as a sale of a business, in the three months ended March 31, 2024.

NOTE 10—CONTINGENCIES
In the ordinary course of business, the Company is subject to various lawsuits and other contingent matters. The Company establishes accruals for specific legal and other matters when it determines that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable. Management has also identified certain legal and other matters where it believes an unfavorable outcome is not probable and, therefore, no accrual is established. Although management currently believes that resolving claims against the Company, including claims where an unfavorable outcome is reasonably possible, and for which the Company cannot estimate a loss or range of loss, will not have a material impact on the liquidity, results of operations, or financial condition of the Company, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future. The Company also evaluates other contingent matters, including unrecognized tax benefits and non-income tax contingencies, to assess the likelihood of an unfavorable outcome and estimated extent of potential loss. It is possible that an unfavorable outcome of one or more of these lawsuits or other contingencies could have a material impact on the liquidity, results of operations, or financial condition of the Company. See “Note 7—Income Taxes” for information related to unrecognized tax benefits.
NOTE 11—RELATED PARTY TRANSACTIONS
IAC and Angi
Allocation of CEO Compensation and Certain Expenses
Joseph Levin, served as CEO of Angi from October 10, 2022 through April 8, 2024, at which point Jeffrey W. Kip, President of Angi, was appointed to succeed Joseph Levin as CEO of Angi. Mr. Levin served as CEO of IAC from June 24, 2015 through March 31, 2025. As a result, IAC allocated $2.2 million for the three months ended March 31, 2024 in costs to Angi (including salary, benefits, stock-based compensation and costs related to the CEO’s office). These costs were allocated from IAC based upon time spent on Angi by Mr. Levin. Management considered the allocation method to be reasonable. The allocated costs also included costs directly attributable to Angi that were initially paid for by IAC and billed by IAC to Angi.
Upon the completion of the spin-off of Angi on March 31, 2025, Mr. Levin stepped down from his role as CEO of IAC and became an advisor to the Company. Mr. Levin was appointed Executive Chairman of Angi, effective upon his departure from IAC.
The Combination, Distribution and Related Agreements

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The Company and Angi, in connection with the transaction resulting in the formation of Angi in 2017, which is referred to as the “Combination,” entered into a contribution agreement, an investor rights agreement, a services agreement, a tax sharing agreement and an employee matters agreement, which collectively governed the relationship between IAC and Angi prior to the Distribution.
Following the completion of the Distribution on March 31, 2025, IAC no longer owns any shares of Angi’s capital stock and Angi became an independent, public company. In addition, Angi is no longer considered a related party. The agreements between IAC and Angi that were put in place in connection with the Combination survive the Distribution in accordance with their terms, with certain exceptions.
During the three months ended March 31, 2025, pursuant to the employee matters agreement and prior to the Distribution and the one-for-ten reverse stock split at Angi that occurred on March 24, 2025, 1.2 million shares of Angi Class A common stock were issued to a subsidiary of the Company as reimbursement for IAC common stock issued in connection with the exercise and settlement of certain Angi stock appreciation rights.
The services agreement governed services that IAC provided to Angi through the Distribution. In connection with the Distribution, Angi and IAC updated the schedule of services provided under the services agreement to reflect the provision of certain services requested by Angi through the earlier of March 31, 2026, or such time as Angi may notify IAC that it no longer requires such services, on terms consistent with the services agreement, including Angi’s continued participation in IAC’s U.S. health and welfare plans, 401(k) plan and flexible benefits plan until January 1, 2026.
Pursuant to the employee matters agreement, in the event of a distribution of Angi capital stock to IAC stockholders in a transaction intended to qualify as tax-free for U.S. federal income tax purposes, the Compensation and Human Capital Committee of the IAC Board of Directors has the exclusive authority to determine the treatment of outstanding IAC equity awards. Following the Distribution, solely for purposes of determining the expiration of options with respect to shares of common stock of one company held by employees of the other company, IAC and Angi employees will be deemed employed by both companies for so long as they continue to be employed by whichever of the companies employs them immediately following the Distribution. While the employee matters agreement will remain in place following the completion of the Distribution, Angi’s continued participation in IAC’s U.S. health and welfare plans, 401(k) plan and flexible benefits plan will no longer be covered by the employee matters agreement upon effectiveness of the Distribution and will instead be covered under the services agreement as described above.
In connection with the Distribution, IAC and Angi terminated a sub-lease arrangement wherein IAC subleased certain office space to Angi and upon completion of the Distribution, the investor rights agreement terminated in accordance with its terms.
IAC and Vimeo Inc. (“Vimeo”)
In connection with the spin-off of Vimeo from IAC, the parties entered in several agreements to govern their relationship following the completion of the transaction, certain of which remain in effect and are as follows: a separation agreement, a tax matters agreement and an employee matters agreement. Following the completion of the transaction, Vimeo and IAC entered into certain commercial agreements, including lease agreements between Vimeo and the Company’s subsidiary, Angi. The Company and Vimeo are related parties because Mr. Diller is the beneficial owner of more than ten percent of the voting interests in both IAC and Vimeo.
Prior to the Distribution, the Company charged Vimeo rent pursuant to lease agreements of $0.9 million for both the three months ended March 31, 2025 and 2024, respectively. The Company had non-current rent receivable amounts of $0.4 million at December 31, 2024 due from Vimeo pursuant to the lease agreements. This amount was included in “Non-current assets of discontinued operations” in the balance sheet.
At March 31, 2025, the Company has no outstanding receivables due from Vimeo pursuant to the agreements noted above.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
IAC and Expedia Group
At March 31, 2025, the Company and Expedia Group each have 50% ownership interest in two aircraft that may be used by both companies. Members of the aircraft flight crew are employed by an entity in which the Company and Expedia Group each have 50% ownership interest. The Company and Expedia Group have agreed to share costs relating to flight crew compensation and benefits pro-rata according to each company’s respective usage of the aircraft, for which they are separately billed by the entity described above. The Company and Expedia Group are related parties because Mr. Diller serves as Chairman and Senior Executive of both IAC and Expedia Group. For both the three months ended March 31, 2025 and 2024, total payments made to this entity by the Company were not material.
Expedia Group may also use an aircraft owned 100% by a subsidiary of the Company on a cost basis. For both the three months ended March 31, 2025 and 2024, the payments made by Expedia Group to the Company pursuant to this arrangement were not material.
During the second quarter of 2024, the Company and Expedia Group entered into a five-year lease agreement, which commenced October 2024, for Expedia Group to occupy office space in the Company’s New York City headquarters building. The total payments pursuant to this lease agreement are not material.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 12—DISCONTINUED OPERATIONS

On March 31, 2025, IAC completed the Distribution. Angi is presented as discontinued operations within IAC’s consolidated financial statements for all periods prior to March 31, 2025.
The components of assets and liabilities of discontinued operations in the consolidated balance sheet at December 31, 2024 consisted of the following:

December 31, 2024
(In thousands)
Current assets
Cash and cash equivalents	$416,434
Accounts receivable, net	36,670
Other current assets	41,968
Total current assets of discontinued operations	$495,072

Non-current assets
Capitalized software, leasehold improvements and equipment, net	$79,564
Goodwill	883,776
Intangible assets, net	167,662
Deferred income taxes	169,616
Other non-current assets	35,911
Total non-current assets of discontinued operations	$1,336,529

Current liabilities
Accounts payable, trade	$18,319
Deferred revenue	42,008
Accrued expenses and other current liabilities	171,334
Total current liabilities of discontinued operations	$231,661

Non-current liabilities
Long-term debt, net	$496,840
Deferred income taxes	1,500
Other non-current liabilities	37,917
Total non-current liabilities of discontinued operations	$536,257
The components of the earnings (loss) from discontinued operations, net of tax for the three months ended March 31, 2025 and 2024 in the consolidated statement of operations consisted of the following:

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
	In thousands
Revenue	$245,913	$305,390
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	13,015	12,497
Selling and marketing expense	118,541	155,848
General and administrative expense(a)	56,964	85,197
Product development expense	27,087	23,756
Depreciation	9,948	23,849
Total operating costs and expenses	225,555	301,147
Operating income from discontinued operations	20,358	4,243
Interest expense	(5,044)	(5,038)
Other income, net	4,828	4,484
Earnings from discontinued operations before tax	20,142	3,689
Income tax expense	(4,829)	(8,161)
Earnings (loss) from discontinued operations, net of tax	$15,313	$(4,472)
_____________________
(a)    On January 13, 2025, IAC and its former CEO entered into an Employment Transition Agreement. As a result, the 3.0 million shares of IAC restricted stock previously granted to Mr. Levin were forfeited. The three months ended March 31, 2025 include the reversal of $10.2 million in stock-based compensation expense that was previously recognized by Angi with respect to the restricted shares. The stock-based compensation expense recognized by Angi was attributable to the period from October 10, 2023 through April 8, 2024 when Mr. Levin served as CEO of Angi. See “Note 11—Related Party Transactions” for additional information.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL
Management Overview
IAC today is comprised of category leading businesses, including Dotdash Meredith (“DDM”) and Care.com among others and holds strategic equity positions in MGM Resorts International (“MGM”) and Turo Inc. (“Turo”).
As used herein, “IAC,” the “Company,” “we,” “our” or “us” and similar terms refer to IAC Inc. and its subsidiaries (unless the context requires otherwise).
For a more detailed description of the Company’s operating businesses, see “Description of IAC Businesses” included in “Item 1—Business” to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
Angi Inc. Spin-Off
On March 31, 2025, IAC completed the spin-off of Angi Inc. (“Angi”) by means of a special dividend (the “Distribution”) of all shares of Angi capital stock held by IAC to holders of its common stock and Class B common stock. As a result of the Distribution, IAC no longer owns any shares of Angi’s capital stock and Angi became an independent public company. On November 1, 2023, Angi completed the sale of Total Home Roofing, LLC (“Roofing”) and reflected it as a discontinued operation in its standalone financial statements. At the time of its sale, Roofing did not meet the threshold to be reflected as a discontinued operation at the IAC level, therefore, IAC moved Roofing to Emerging & Other. As a result of the Distribution, the operations of Angi, which include Roofing, are presented as discontinued operations within IAC’s consolidated financial statements for all periods prior to March 31, 2025.
Defined Terms and Operating Metrics:
Unless otherwise indicated or as the context otherwise requires, certain terms used in this quarterly report, which include the principal operating metrics we use in managing our business, are defined below:
IAC Businesses (for additional information see “Note 5—Segment Information” in the accompanying notes to the financial statements included in “Item 1—Consolidated Financial Statements”):
•DDM - one of the largest digital and print publishers in America. More than 150 million people trust DDM each month to help them make decisions, take action, and find inspiration. DDM’s over 40 iconic brands include People, Better Homes & Gardens, Verywell, FOOD & WINE, The Spruce, allrecipes, BYRDIE, REAL SIMPLE, Investopedia, and Southern Living. DDM has two operating segments: (i) Digital, which includes its digital, mobile and licensing operations; and (ii) Print, which includes its magazine subscription and newsstand operations;
•Care.com, a leading online destination for families to connect with caregivers for their children, aging parents, pets and homes and for caregivers to connect with families seeking care services. Care.com’s brands include Care For Business, Care.com’s offerings to enterprises, and HomePay;
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
•The Daily Beast and IAC Films; and
•Mosaic Group, a former developer and provider of global subscription mobile applications, for periods prior to the sale of its assets on February 15, 2024, which was accounted for as a sale of a business, for approximately $160 million.

DDM
•Digital Revenue - includes advertising revenue, performance marketing revenue and licensing and other revenue.
◦Advertising revenue - primarily includes revenue generated from digital advertisements and intent-based advertising targeting capabilities sold directly to advertisers or through advertising agencies and programmatic advertising networks.
◦Performance marketing revenue - primarily includes commissions generated through affiliate commerce, performance marketing services and affinity marketing channels. Affiliate commerce commission revenue is generated when DDM’s branded content refers consumers to commerce partner websites resulting in a purchase or transaction. Performance marketing services commission revenue is generated on a cost-per-click or cost-per-action basis. Affinity marketing programs are arrangements where DDM acts as an agent for both DDM and third-party publishers to market and place magazine subscriptions online for which commission revenue is earned when a subscriber name has been provided to the publisher.
◦Licensing and Other revenue - primarily includes revenue generated through brand and content licensing and similar agreements. Brand licensing generates royalties from long-term trademark licensing agreements with retailers, manufacturers, publishers and service providers. Content licensing royalties are earned from our relationship with Apple News+ as well as other content use and distribution relationships, including utilization in large-language models and other artificial intelligence-related activities.
•Print Revenue - primarily includes subscription, advertising, newsstand, project and other, and performance marketing revenue.
•Total Sessions - represents unique visits to all sites that are part of DDM’s network.
•Core Sessions - represents a subset of Total Sessions that comprises unique visits to DDM’s most significant (in terms of investment) owned and operated sites as follows:

People	InStyle	Simply Recipes
allrecipes	FOOD & WINE	Serious Eats
Investopedia	Martha Stewart	EatingWell
Better Homes & Gardens	BYRDIE	Parents
Verywell Health	REAL SIMPLE	Verywell Mind
The Spruce	Southern Living	Health
TRAVEL + LEISURE
Care.com
•Consumer Revenue - consists of revenue primarily generated through subscription fees from families and caregivers, both domestically and internationally, for its suite of products and services. Consumer revenue also includes revenue generated through Care.com’s comprehensive household payroll and tax support services (HomePay) as well as through contracts with businesses that advertise through its platform.
•Enterprise Revenue - consists of revenue primarily generated through annual contracts with businesses (employers or re-sellers) who provide access to Care.com’s suite of products and services as an employee benefit.

Operating Costs and Expenses:
•Cost of revenue (exclusive of depreciation) - consists primarily of traffic acquisition costs, which include (i) payments made to partners who direct traffic to our Ask Media Group websites and who distribute our business-to-business customized browser-based applications and (ii) the amortization of fees paid to Apple and Google related to the distribution of apps and the facilitation of in-app purchases. Traffic acquisition costs include payment of amounts based on revenue share and other arrangements. Cost of revenue also includes production, distribution and editorial costs at DDM, compensation expense (including stock-based compensation expense) and other employee-related costs, content costs, hosting fees, credit card processing fees and payments made to care providers for Care For Business.
•Selling and marketing expense - consists primarily of advertising expenditures, which include online marketing expenditures, including fees paid to search engines, social media sites and other online marketing platforms, offline marketing expenditures, which primarily consists of costs related to television, streaming and radio advertising within our Care.com segment, compensation expense (including stock-based compensation expense) and other employee-related costs for sales force and marketing personnel and subscription acquisition costs related to DDM.
•General and administrative expense - consists primarily of compensation expense (including stock-based compensation expense) and other employee-related costs for personnel engaged in executive management, finance, legal, tax, human resources and customer service functions, rent expense and facilities cost (including impairments of right-of-use assets or “ROU assets”), fees for professional services (including transaction-related costs related to the Distribution and acquisitions), provision for credit losses and software license and maintenance costs. The customer service function at Care.com includes personnel who support its caregivers and consumers.
•Product development expense - consists primarily of compensation expense (including stock-based compensation expense) and other employee-related costs and third-party contractor costs that are not capitalized for personnel engaged in the design, development, testing and enhancement of product offerings and related technology and software license and maintenance costs.
Long-term debt (for additional information see “Note 3—Long-term Debt” in the accompanying notes to the financial statements included in “Item 1—Consolidated Financial Statements”):
•DDM Term Loan A - due December 1, 2026. At March 31, 2025 and December 31, 2024, the outstanding balance of DDM Term Loan A was $288.8 million and $297.5 million, respectively, and bore interest at an adjusted term secured overnight financing rate (“Adjusted Term SOFR”) plus 2.25%, or 6.66% and 6.94%, respectively. DDM Term Loan A has quarterly principal payments.
•DDM Term Loan B-1 (replaced DDM Term Loan B) - due December 1, 2028. On November 26, 2024, DDM entered into Amendment No. 1 to the DDM Credit Agreement (the “Amended DDM Credit Agreement”), which governs both the existing DDM Term Loan A and the DDM Revolving Facility, and replaced $1.18 billion of then outstanding DDM Term Loan B principal with an equal amount of DDM Term Loan B-1 (together with DDM Term Loan A, these loans are collectively referred to as “DDM Term Loans”). At both March 31, 2025 and December 31, 2024, the outstanding balance of DDM Term Loan B-1 was $1.18 billion, respectively, and bore interest at Adjusted Term SOFR, subject to a minimum of 0.50%, plus 3.50%, or 7.82% and 8.05%, respectively. DDM Term Loan B-1 has quarterly principal payments.
•DDM Revolving Facility - DDM’s $150 million revolving credit facility expires on December 1, 2026. At March 31, 2025 and December 31, 2024, there were no outstanding borrowings under the DDM Revolving Facility.
Non-GAAP financial measure:
•Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) - is a non-GAAP financial measure. See “Principles of Financial Reporting” for the definition of Adjusted EBITDA and required non-GAAP reconciliations.

Services Agreement with Google
On January 20, 2025, the Company entered into a further amendment to its Services Agreement (the “Amendment”), with the amended terms effective on April 1, 2025. Following the execution of the Amendment, the expiration date of the Services Agreement was extended from March 31, 2025 to March 31, 2026, with an automatic renewal for an additional one-year period absent notice of non-renewal from either party on or before December 31, 2025.
Google has made changes to the policies under the Services Agreement and has also made industry-wide changes that have in the past (and could in the future) require modifications to, or prohibit and/or render obsolete certain of our products, services and/or business practices, which have negatively impacted revenue and been costly to address (and could in the future), which have had and could have an adverse effect on our business, financial condition and results of operations. Further, changes to certain of the economic terms of the Services Agreement became effective April 1, 2025 and could impact Search revenue. See “Note 1—The Company and Summary of Significant Accounting Policies” in the accompanying notes to the financial statements included in “Item 1—Consolidated Financial Statements” for additional information on the Services Agreement with Google.

Results of Operations for the Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024

The following discussion should be read in conjunction with “Item 1—Consolidated Financial Statements.”
Revenue

	Three Months Ended March 31,
	2025	2024	2025 Change
			$ Change	% Change
	(Dollars in thousands)
DDM
Digital	$224,216	$209,324	$14,892	7%
Print	173,794	185,900	(12,106)	(7)%
Intersegment eliminations	(4,939)	(4,684)	(255)	(5)%
Total DDM	393,071	390,540	2,531	1%
Care.com	88,852	92,527	(3,675)	(4)%
Search	70,329	108,473	(38,144)	(35)%
Emerging & Other	18,287	34,014	(15,727)	(46)%
Intersegment eliminations	(50)	(1,264)	1,214	96%
Total	$570,489	$624,290	$(53,801)	(9)%

	Three Months Ended March 31,
	2025	2024	Change	% Change
Operating metrics:
DDM
Digital
Total Sessions (in millions)	2,484	2,750	(266)	(10)%
Core Sessions (in millions)	2,211	2,273	(62)	(3)%

•DDM revenue increased 1% to $393.1 million due to an increase of $14.9 million, or 7%, from Digital, partially offset by a decrease of $12.1 million, or 7%, from Print.
◦The Digital increase was due primarily to increases of $7.5 million, or 30%, in Licensing and Other revenue, $5.7 million, or 11%, in Performance marketing revenue and $1.7 million, or 1%, in Advertising revenue. The increase in Licensing and Other revenue was due primarily to the addition of the OpenAI partnership, which began in May 2024, and improved performance of content syndication partners including Apple News+. The increase in Performance marketing revenue was due primarily to an increase in affiliate commerce commission revenue, partially offset by a decrease in performance marketing service revenue in the Finance category. The increase in Advertising revenue was driven primarily by an increase in premium advertising sold through the DDM sales team in the Technology, Retail and Beauty & Style categories, partially offset by lower programmatic revenue as a result of lower impression volumes driven by a 3% decrease in Core Sessions, partially offset by higher programmatic rates.
◦The Print decrease was due primarily to decreases of $5.2 million, or 12%, in advertising revenue, $3.6 million, or 5% in subscription revenue, $2.6 million, or 9%, in project and other revenue and $2.4 million, or 23%, in performance marketing revenue. The decreases in advertising revenue, subscription revenue and performance marketing revenue are all due, in part, to ongoing portfolio optimization changes that resulted in a reduction in the number of issues sold in the current quarter compared to the prior year quarter and the ongoing migration of audience from print to digital platforms. The decrease in project and other revenue was due primarily to political advertising spend from a legacy agency business in 2024 on third-party publisher platforms.

•Care.com revenue decreased 4% to $88.9 million due primarily to a decrease of $4.8 million, or 9%, in Consumer Revenue, partially offset by an increase of $1.1 million, or 3%, in Enterprise Revenue. The decrease in Consumer Revenue was driven by a lower number of subscriptions on the Care.com platform. The increase in Enterprise Revenue was primarily due to an increase in backup care usage.
•Search revenue decreased 35% to $70.3 million due to decreases of $32.3 million, or 36%, from Ask Media Group, resulting from a reduction in marketing from affiliate partners that drove fewer visitors to our ad supported search and content websites and $5.9 million, or 32%, from Desktop due primarily to a decline in search queries from our legacy business-to-business partnership operations.
•Emerging & Other revenue decreased 46% to $18.3 million due primarily to the inclusion in the prior year period of $17.9 million in revenue from Mosaic Group, the assets of which were sold on February 15, 2024, partially offset by an increase in revenue of $2.6 million, or 72%, from The Daily Beast.
Cost of revenue (exclusive of depreciation shown separately below)

	Three Months Ended March 31,
	2025	2024	2025 Change
			$ Change	% Change
	(Dollars in thousands)
Cost of revenue (exclusive of depreciation shown separately below)	$205,283	$259,467	$(54,184)	(21)%
As a percentage of revenue	36%	42%
Cost of revenue in 2025 decreased from 2024 due primarily to decreases of $40.2 million from Search, $8.4 million from Emerging & Other and $4.2 million from DDM.
•The Search decrease was due primarily to a decrease in traffic acquisition costs of $39.3 million following a decrease in revenue and the proportion of revenue earned from affiliate partners who direct traffic to our websites.
•The Emerging & Other decrease was due primarily to the inclusion in the prior year period of $7.8 million in expense from Mosaic Group, the assets of which were sold on February 15, 2024.
•The DDM decrease was due primarily to a decrease of $13.5 million from Print, partially offset by an increase of $9.4 million from Digital.
◦The Print decrease was due primarily to a decrease of $10.9 million in production and distribution costs (postage, printing, paper and content) resulting from the planned reduction in the number of printed copies of certain publications and a decrease in paper costs and a decrease of $2.1 million in compensation expense primarily related to headcount reductions in the fourth quarter of 2024 intended to better align resources with strategic initiatives.
◦The Digital increase was due primarily to increases of $5.6 million in compensation expense and $2.0 million in both traffic acquisition costs and content costs. The increase in compensation expense was due primarily to an increase in headcount to better align resources with strategic initiatives. The increase in traffic acquisition costs was due primarily to a new contractual relationship entered into in the prior year to increase programmatic revenue rates. The increase in content costs was due primarily to increased demand for custom content campaigns within premium advertising revenue.

Selling and marketing expense

	Three Months Ended March 31,
	2025	2024	2025 Change
			$ Change	% Change
	(Dollars in thousands)
Selling and marketing expense	$180,914	$188,077	$(7,163)	(4)%
As a percentage of revenue	32%	30%
Selling and marketing expense in 2025 decreased from 2024 due to decreases of $9.4 million from Emerging & Other, $2.6 million from Care.com and $1.0 million from DDM, partially offset by an increase of $5.6 million from Search.
•The Emerging & Other decrease was due primarily to the inclusion in the prior year of $7.9 million of expense from Mosaic Group, the assets of which were sold on February 15, 2024.
•The Care.com decrease was due primarily to a decrease of $2.0 million in online marketing spend.
•The DDM decrease was due primarily to a decrease of $5.1 million from Print, partially offset by an increase of $4.1 million from Digital.
◦The Print decrease was due primarily to decreases of $2.7 million in compensation expense and $1.7 million in offline marketing spend. The decrease in compensation expense was primarily related to headcount reductions in the fourth quarter of 2024 intended to better align resources with strategic initiatives. The decrease in offline marketing spend was due primarily to the promotion of branded events in the prior year period.
◦The Digital increase was due primarily to increases in compensation expense and online marketing spend of $2.3 million and $1.8 million, respectively. The increase in compensation expense was primarily related to higher headcount and commissions. The increase in online marketing spend was due primarily to an increase in paid affiliate commerce.
•The Search increase was due primarily to an increase of $6.5 million in online marketing spend due to higher traffic volume.
General and administrative expense

	Three Months Ended March 31,
	2025	2024	2025 Change
			$ Change	% Change
	(Dollars in thousands)
General and administrative expense	$62,824	$127,472	$(64,648)	(51)%
As a percentage of revenue	11%	20%
General and administrative expense in 2025 decreased from 2024 due primarily to decreases of $39.3 million from DDM, $19.1 million from Corporate and $5.1 million from Emerging & Other.
•The DDM decrease was due primarily to the inclusion in 2025 of a gain of $36.2 million from the termination of a lease for certain unoccupied office space at Other (unallocated corporate costs).

•The Corporate decrease was due primarily to a decrease in compensation expense of $21.6 million, partially offset by $4.8 million in transaction-related costs related to the Distribution. The decrease in compensation expense was due primarily to a decrease of $37.9 million in stock-based compensation expense due primarily to the reversal of $49.8 million of previously recognized expense related to the forfeiture of our former Chief Executive Officer’s (“CEO”), Joseph Levin, restricted stock award pursuant to an employment transition agreement (the “Employment Transition Agreement”) entered into on January 13, 2025, partially offset by $14.9 million of stock-based compensation expense related to the transfer of 5.0 million Class B shares of Angi held by the Company, prior to the Distribution, to Mr. Levin, pursuant to the Employment Transition Agreement. Partially offsetting this decrease in stock-based compensation is $14.5 million in separation benefits to our former CEO under the Employment Transition Agreement and $1.8 million in severance and related expenses driven by other headcount reductions.
•The Emerging & Other decrease was due primarily to the inclusion in the prior year period of $7.9 million of expense from Mosaic Group, the assets of which were sold on February 15, 2024, partially offset by an increase of $3.3 million in legal fees.
Product development expense

	Three Months Ended March 31,
	2025	2024	2025 Change
			$ Change	% Change
	(Dollars in thousands)
Product development expense	$50,213	$63,243	$(13,030)	(21)%
As a percentage of revenue	9%	10%
Product development expense in 2025 decreased from 2024 due primarily to decreases of $9.0 million from Emerging & Other and $4.8 million from DDM.
•The Emerging & Other decrease was due primarily to the inclusion in the prior year period of $8.0 million of expense from Mosaic Group, the assets of which were sold on February 15, 2024.
•The DDM decrease was due primarily to a decrease of $3.7 million from Digital resulting from decreases in compensation expense related to headcount reductions and outsourced personnel costs.
Depreciation

	Three Months Ended March 31,
	2025	2024	2025 Change
			$ Change	% Change
	(Dollars in thousands)
Depreciation	$11,946	$12,724	$(778)	(6)%
As a percentage of revenue	2%	2%
Depreciation in 2025 decreased from 2024 due primarily to a decrease of $1.1 million at Care.com, partially offset by an increase of $0.6 million at DDM. The decrease at Care.com was due primarily to certain capitalized software being fully depreciated. The increase at DDM was due primarily to accelerated depreciation expense recognized in 2025 on certain leasehold improvements in connection with the termination of a lease for certain unoccupied office space, partially offset by certain assets being fully depreciated in the fourth quarter of 2024 and accelerated depreciation expense recognized in 2024 on certain leasehold improvements in connection with the termination of a lease.

Amortization of Intangibles

	Three Months Ended March 31,
	2025	2024	2025 Change
			$ Change	% Change
	(Dollars in thousands)
Amortization of intangibles	$23,533	$36,728	$(13,195)	(36)%
As a percentage of revenue	4%	6%
Amortization of intangibles in 2025 decreased from 2024 due primarily to lower expense at DDM due to certain intangible assets that became fully amortized in the prior year.
Operating income (loss)

	Three Months Ended March 31,
	2025	2024	2025 Change
			$ Change	% Change
	(Dollars in thousands)
DDM
Digital	$18,709	$(180)	$18,889	NM
Print	7,911	(5,121)	13,032	NM
Other	16,587	(15,528)	32,115	NM
Total DDM	43,207	(20,829)	64,036	NM
Care.com	11,684	11,647	37	0%
Search	3,009	4,356	(1,347)	(31)%
Emerging & Other	(4,886)	(21,081)	16,195	77%
Corporate	(17,238)	(37,514)	20,276	54%
Total	$35,776	$(63,421)	$99,197	NM

As a percentage of revenue	6%	(10)%
_____________________
NM = Not meaningful
Operating income in 2025 increased $99.2 million to $35.8 million from a loss of $63.4 million in 2024 due primarily to an increase of $45.3 million in Adjusted EBITDA, described below, a decrease of $39.9 million in stock-based compensation expense and decreases of $13.2 million in amortization of intangibles and $0.8 million in depreciation, both described above. The decrease in stock-based compensation expense was due primarily to a reversal of expense resulting from an increase in awards being forfeited in the current year, as described above in the general and administrative expense discussion, partially offset by new awards granted in 2024.
At March 31, 2025, there was $96.6 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 2.2 years.

Adjusted EBITDA

	Three Months Ended March 31,
	2025	2024	2025 Change
			$ Change	% Change
	(Dollars in thousands)
DDM
Digital	$42,355	$36,959	$5,396	15%
Print	13,455	2,947	10,508	357%
Other	24,481	(9,664)	34,145	NM
Total DDM	80,291	30,242	50,049	166%
Care.com	14,494	16,433	(1,939)	(12)%
Search	3,009	4,377	(1,368)	(31)%
Emerging & Other	(4,518)	(20,639)	16,121	78%
Corporate	(42,421)	(24,872)	(17,549)	(71)%
Total	$50,855	$5,541	$45,314	818%

As a percentage of revenue	9%	1%
See “Principles of Financial Reporting” for the definition of Adjusted EBITDA and required non-GAAP reconciliations.
•DDM Adjusted EBITDA increased 166% to $80.3 million due to increases in Adjusted EBITDA of $34.1 million from Other (unallocated corporate costs), $10.5 million from Print and $5.4 million from Digital.
◦The Other (unallocated corporate costs) Adjusted EBITDA increase was due primarily to the inclusion in 2025 of a gain of $36.2 million from the termination of a lease for certain unoccupied office space.
◦The Print Adjusted EBITDA increase was due primarily to lower operating expenses from continued cost rationalization efforts, including lower cost of revenue, partially offset by lower revenue.
◦The Digital Adjusted EBITDA increase was due primarily to higher revenue, partially offset by higher cost of revenue and an increase in online marketing.
•Care.com Adjusted EBITDA decreased 12% to $14.5 million due primarily to lower revenue and higher compensation costs, partially offset by lower selling and marketing expense.
•Search Adjusted EBITDA decreased 31% to $3.0 million due primarily to lower revenue and higher selling and marketing expense, partially offset by lower traffic acquisition costs.
•Emerging & Other Adjusted EBITDA loss decreased 78% to $4.5 million due primarily to the inclusion in the prior year period of $16.5 million in severance expense and transaction-related costs related to the sale of assets of Mosaic Group on February 15, 2024, and profits at The Daily Beast and Vivian Health compared to losses in the prior year period, partially offset by an increase of $3.3 million in legal fees.
•Corporate Adjusted EBITDA loss increased 71% to $42.4 million due primarily to $14.5 million in separation benefits to our former CEO under the Employment Transition Agreement, $4.8 million in transaction-related costs related to the Distribution and $1.8 million in severance and related expenses driven by other headcount reductions.

Interest expense

	Three Months Ended March 31,
	2025	2024	2025 Change
			$ Change	% Change
	(Dollars in thousands)
Interest expense	$(28,314)	$(34,680)	$6,366	(18)%
Interest expense in 2025 decreased from 2024 due primarily to decreases in interest rates and the amount of debt outstanding under the DDM Term Loans. For further details, see “Note 3—Long-term debt” in the accompanying notes to the financial statements included in “Item 1. Consolidated Financial Statements.”
Unrealized (loss) gain on investment in MGM

	Three Months Ended March 31,
	2025	2024	2025 Change
			$ Change	% Change
	(Dollars in thousands)
Unrealized (loss) gain on investment in MGM	$(324,265)	$163,751	$(488,016)	NM
The Company accounts for its investment in MGM under the equity method of accounting and has elected to account for this investment pursuant to the fair value option. The fair value of the investment in MGM is remeasured each reporting period based upon MGM’s closing stock price on the New York Stock Exchange on the last trading day in the reporting period and any unrealized pre-tax gains or losses are included in the statement of operations.
Based on the number of MGM common shares outstanding at March 31, 2025, the Company owns approximately 23.1% of MGM.
Other income, net

	Three Months Ended March 31,
	2025	2024
	(Dollars in thousands)
Interest income	$14,464	$16,888
Net (loss) gain on sales of investments and businesses (including unrealized losses on investments)(a)	(7,626)	25,941
Unrealized decrease in the estimated fair value of a warrant	—	(10,231)
Other	850	(2,277)
Other income, net	$7,688	$30,321

$ Change	$(22,633)
% Change	(75)%
_____________________
(a)     Includes a pre-tax gain of $29.2 million on the sale of assets of Mosaic Group, which was included within Emerging & Other, and was accounted for as a sale of a business, in the three months ended March 31, 2024.

Income tax benefit (provision)

	Three Months Ended March 31,
	2025	2024	2025 Change
			$ Change	% Change
	(Dollars in thousands)
Income tax benefit (provision)	$79,234	$(46,527)	$125,761	NM
Effective income tax rate	26%	48%
For further details of income tax matters, see “Note 7—Income Taxes” in the accompanying notes to the financial statements included in “Item 1. Consolidated Financial Statements.”
In 2025, the effective income tax rate was higher than the statutory rate of 21% due primarily to state taxes and nontaxable stock-based compensation expense, which was reversed due to the forfeiture of our former CEO’s restricted stock award pursuant to the Employment Transition Agreement.
In 2024, the effective income tax rate was higher than the statutory rate of 21% due primarily to the nondeductible portion of the goodwill in the sale of Mosaic Group, nondeductible compensation expense, and state taxes, partially offset by the realization of a capital loss and research credits.
Net (earnings) loss attributable to noncontrolling interests

	Three Months Ended March 31,
	2025	2024	2025 Change
			$ Change	% Change
	(Dollars in thousands)
Net (earnings) loss attributable to noncontrolling interests	$(2,237)	$59	$(2,296)	NM
Net (earnings) loss attributable to noncontrolling interests in 2025 and 2024 primarily represents the publicly-held interest in Angi’s earnings and losses prior to the Distribution.

PRINCIPLES OF FINANCIAL REPORTING
The Company reports Adjusted EBITDA as a supplemental measure to U.S. generally accepted accounting principles (“GAAP”). This measure is our primary segment measure of profitability and among the metrics by which we evaluate the performance of our businesses, and our internal budgets are based and may also impact management compensation. We believe that investors should have access to, and we are obligated to provide, the same set of tools that we use in analyzing our results. This non-GAAP measure should be considered in addition to results prepared in accordance with GAAP but should not be considered a substitute for or superior to GAAP results. The Company endeavors to compensate for the limitations of the non-GAAP measure presented by providing the comparable GAAP measure with equal or greater prominence and descriptions of the reconciling items, including quantifying such items, to derive the non-GAAP measure. We encourage investors to examine the reconciling adjustments between the GAAP and non-GAAP measure, which we discuss below.
Definition of Non-GAAP Measure
Adjusted EBITDA (Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization) is defined as operating income excluding: (1) stock-based compensation expense; (2) depreciation; and (3) acquisition-related items consisting of (i) amortization of intangible assets and impairments of goodwill and intangible assets, if applicable, and (ii) gains and losses recognized on changes in the fair value of contingent consideration arrangements, if applicable. We believe this measure is useful for analysts and investors as this measure allows a more meaningful comparison between our performance and that of our competitors. Adjusted EBITDA has certain limitations because it excludes the impact of these expenses.
Non-Cash Expenses That Are Excluded from Our Non-GAAP Measure
Stock-based compensation expense consists of expense associated with awards that were granted under various IAC stock and annual incentive plans that are denominated in IAC common shares and expense related to awards denominated in the equity of certain subsidiaries of the Company. These expenses are not paid in cash and we view the economic costs of stock-based awards to be the dilution to our share base; the related shares are included in our fully diluted shares outstanding for GAAP earnings per share using the treasury stock method. The Company currently settles all stock-based awards on a net basis; IAC remits the required tax-withholding on behalf of employees for net-settled awards from its current funds.
Depreciation is a non-cash expense relating to our buildings, equipment, leasehold improvements and capitalized software and is computed using the straight-line method to allocate the cost of depreciable assets to operations over their estimated useful lives, or, in the case of leasehold improvements, the lease term, if shorter.
Amortization of intangible assets and impairments of goodwill and intangible assets are non-cash expenses related primarily to acquisitions. At the time of an acquisition, the identifiable definite-lived intangible assets of the acquired company, such as advertiser relationships, licensee relationships, trade names, content, technology, customer lists and user base, and professional relationships, are valued and amortized over their estimated lives. Value is also assigned to acquired indefinite-lived intangible assets, which comprise trade names and trademarks, and goodwill that are not subject to amortization. An impairment is recorded when the carrying value of an intangible asset or goodwill exceeds its fair value. We believe that intangible assets represent costs incurred by the acquired company to build value prior to acquisition and the related amortization and impairments of intangible assets or goodwill, if applicable, are not ongoing costs of doing business.
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

The following tables reconcile operating income (loss) to Adjusted EBITDA for the Company’s reportable segments and net (loss) earnings attributable to IAC shareholders:

	Three Months Ended March 31, 2025
	Operating Income (Loss)	Stock-based Compensation Expense(a)	Depreciation	Amortization of Intangibles	Adjusted EBITDA
	(In thousands)
DDM
Digital	$18,709	$1,855	$3,067	$18,724	$42,355
Print	7,911	450	1,400	3,694	13,455
Other(b)(c)	16,587	3,188	4,706	—	24,481
Total DDM	43,207	5,493	9,173	22,418	80,291
Care.com	11,684	990	705	1,115	14,494
Search	3,009	—	—	—	3,009
Emerging & Other	(4,886)	345	23	—	(4,518)
Corporate	(17,238)	(27,228)	2,045	—	(42,421)
Total	35,776	$(20,400)	$11,946	$23,533	$50,855
Interest expense	(28,314)
Unrealized loss on investment in MGM Resorts International	(324,265)
Other income, net	7,688
Loss before income taxes	(309,115)
Income tax benefit	79,234
Net loss from continuing operations	(229,881)
Earnings from discontinued operations	15,313
Net loss	(214,568)
Net earnings attributable to noncontrolling interests	(2,237)
Net loss attributable to IAC shareholders	$(216,805)
_____________________
(a)    Corporate reflects the reversal of $49.8 million of previously recognized stock-based compensation expense related to the forfeiture of our former CEO’s restricted stock award pursuant to the Employment Transition Agreement, partially offset by $14.9 million of stock-based compensation expense related to the transfer of 5.0 million Class B shares of Angi held by the Company, prior to the Distribution, to Mr. Levin, pursuant to the Employment Transition Agreement.
(b)    Other comprises unallocated corporate expenses.
(c)    Includes a gain of $36.2 million related to the termination of a lease for certain unoccupied office space, which otherwise would have expired in 2032.

	Three Months Ended March 31, 2024
	Operating (Loss) Income	Stock-based Compensation Expense	Depreciation	Amortization of Intangibles	Adjusted EBITDA
	(In thousands)
DDM
Digital	$(180)	$2,200	$4,857	$30,082	$36,959
Print	(5,121)	446	2,537	5,085	2,947
Other(b)	(15,528)	4,703	1,161	—	(9,664)
Total DDM	(20,829)	7,349	8,555	35,167	30,242
Care.com	11,647	1,424	1,810	1,552	16,433
Search	4,356	—	21	—	4,377
Emerging & Other	(21,081)	410	23	9	(20,639)
Corporate	(37,514)	10,327	2,315	—	(24,872)
Total	(63,421)	19,510	12,724	36,728	5,541
Interest expense	(34,680)
Unrealized gain on investment in MGM Resorts International	163,751
Other income, net	30,321
Earnings before income taxes	95,971
Income tax provision	(46,527)
Net earnings from continuing operations	49,444
Loss from discontinued operations	(4,472)
Net earnings	44,972
Net loss attributable to noncontrolling interests	59
Net earnings attributable to IAC shareholders	$45,031

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Position

	March 31, 2025	December 31, 2024
	(In thousands)
DDM cash and cash equivalents:
United States	$222,525	$230,436
All other countries	20,078	19,491
Total DDM cash and cash equivalents	242,603	249,927

IAC (excluding DDM) cash and cash equivalents
United States	888,581	1,093,675
All other countries	28,041	38,134
Total IAC (excluding DDM) cash and cash equivalents	916,622	1,131,809

Total cash and cash equivalents	$1,159,225	$1,381,736

Debt:
DDM Term Loan A	$288,750	$297,500
DDM Term Loan B-1	1,182,500	1,182,500
Total long-term debt	1,471,250	1,480,000
Less: current portion of long-term debt	42,331	35,000
Less: original issue discount	3,312	3,512
Less: unamortized debt issuance costs	6,063	6,481
Total long-term debt, net	$1,419,544	$1,435,007
The Company’s international cash can be repatriated without significant tax consequences.
For a detailed description of interest rate swaps and long-term debt, see “Note 3—Long-term Debt” in the accompanying notes to the financial statements included in “Item 1. Consolidated Financial Statements.”
Cash Flow Information
In summary, IAC’s cash flows are as follows:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Net cash provided by (used in):
Operating activities attributable to continuing operations	$63	$40,229
Investing activities attributable to continuing operations	$(375,741)	$185,013
Financing activities attributable to continuing operations	$(234,000)	$(15,900)
Net cash provided by operating activities attributable to continuing operations consists of net earnings (loss) adjusted for non-cash items and the effect of changes in working capital. Non-cash adjustments include the unrealized losses (gains) on the investment in MGM, deferred income taxes, amortization of intangibles, net gain on lease terminations, net loss (gain) on sales of investments and businesses (including unrealized losses on investments), stock-based compensation expense, depreciation, non-cash lease expense (including ROU impairments) and unrealized decrease in the estimated fair value of a warrant.

2025
Adjustments to net loss from continuing operations consist primarily of an unrealized loss on the investment in MGM of $324.3 million, amortization of intangibles of $23.5 million, depreciation of $11.9 million, non-cash lease expense (including ROU impairments) of $9.0 million and net loss on sales investments and businesses (including unrealized losses on investments) of $7.5 million, partially offset by deferred income taxes of $80.6 million, net gain on lease terminations of $36.0 million and stock-based compensation expense of $20.4 million. The decrease from changes in working capital includes decreases in accounts payable and other liabilities of $48.2 million, a decrease in operating lease liabilities of $34.3 million and an increase in other assets of $32.4 million, partially offset by a decrease in accounts receivable of $79.0 million and an increase in deferred revenue of $22.6 million. The decrease in accounts payable and other liabilities is due primarily to a decrease in accrued employee compensation, due primarily to payment of 2024 bonuses in 2025, a decrease in accrued payroll due to timing of payments and a decrease at DDM due to severance payments, and a decrease in accrued traffic acquisition costs and related payables at Search, partially offset by an increase in a liability related to the settlement of a legal matter. The decrease in operating lease liabilities is due to cash payments on leases, including $26.1 million related to the termination of a lease for certain unoccupied office space at DDM described under “Contractual Obligations” below, net of interest accretion. The increase in other assets is due primarily to a receivable related to insurance coverage for the aforementioned legal matter. The decrease in accounts receivable is due primarily to a decrease in revenue in the first quarter of 2025 relative to the fourth quarter of 2024 at DDM. The increase in deferred revenue is due primarily to timing of annual subscription renewals at Care.com.
Net cash used in investing activities attributable to continuing operations includes a cash distribution of $386.6 million related to the Distribution and capital expenditures of $4.7 million, partially offset by net proceeds from the sales of investments and businesses of $10.1 million and proceeds from the sale of a portion of the retirement investment fund of $5.2 million at DDM.
Net cash used in financing activities attributable to continuing operations includes the repurchase of 3.9 million shares of common stock, on a settlement date basis, for $179.4 million at an average price of $45.71 per share, withholding taxes paid on behalf of employees for stock-based awards that were net settled of $45.2 million and principal payments on DDM Term Loans of $8.8 million.
2024
Adjustments to net earnings from continuing operations consist primarily of an unrealized gain on the investment in MGM of $163.8 million and net gain on sales of businesses and investments (including unrealized losses on investments) of $25.9 million primarily related to the sale of assets at Mosaic Group in February 2024, partially offset by deferred taxes of $39.8 million, amortization of intangibles of $36.7 million, stock-based compensation expense of $19.5 million, depreciation of $12.7 million, non-cash lease expense of $10.4 million and an unrealized decrease in the estimated fair value of a warrant of $10.2 million. The increase from changes in working capital includes a decrease in accounts receivable of $81.8 million, a decrease in other assets of $31.2 million, an increase in deferred revenue of $17.7 million and an increase in income taxes payable and receivable of $5.8 million, partially offset by decreases in accounts payable and other liabilities of $72.1 million and operating lease liabilities of $13.2 million. The decrease in accounts receivable is due primarily to a decrease in revenue in the first quarter of 2024 relative to the fourth quarter of 2023 at DDM and a decrease at Mosaic Group due to cash receipts prior to the sale of its assets. The decrease in other assets is due primarily to receipt of pre-acquisition income tax refunds at DDM and a decrease in prepaid hosting services at DDM and Corporate. The increase in deferred revenue is due primarily to timing of annual subscription renewals at Care.com. The increase in income taxes payable and receivable is due to income tax accruals in excess of payments, primarily due to the sale of assets of Mosaic Group. The decrease in accounts payable and other liabilities is due primarily to decreases in accrued employee compensation, due primarily to payment of 2023 bonuses in 2024 and a decrease in accrued payroll due to timing of payments, and accrued traffic acquisition costs and related payables at Search and DDM. The decrease in operating lease liabilities is due to cash payments on leases net of interest accretion.
Net cash provided by investing activities attributable to continuing operations includes net proceeds from the sales of businesses and investments of $159.7 million, including $155 million from the sale of assets of Mosaic Group, maturities of marketable debt securities of $137.5 million and net proceeds from the sales of assets of $12.7 million, principally from the sale of an aircraft at DDM, partially offset by $123.1 million for the purchases of marketable debt securities and capital expenditures of $2.9 million.
Net cash used in financing activities attributable to continuing operations includes withholding taxes paid on behalf of employees for stock-based awards that were net settled of $8.2 million and principal payments on DDM Term Loans of $7.5 million.

Discontinued Operations
Net cash used in and provided by discontinued operations of $29.6 million and $1.0 million, respectively, for the three months ended March 31, 2025 and 2024, respectively, relates to the operations of Angi. The Company does not expect significant cash flows from discontinued operations following the Distribution.
Liquidity and Capital Resources
Investment in MGM
At March 31, 2025, the Company owns 64.7 million common shares of MGM. Based on the number of MGM common shares outstanding at March 31, 2025, the Company owns 23.1% of MGM.
Investment in Turo
At March 31, 2025, IAC’s ownership percentage in Turo is approximately 32%.
Share Repurchase Authorizations and Activity
During the three months ended March 31, 2025, IAC repurchased 3.9 million shares of its common stock, on a trade date basis, at $45.71 per share, or $179.4 million in aggregate, consisting of the remaining 3.7 million shares of its existing stock repurchase authorization from June 2020 (the “2020 Share Authorization”) and 0.2 million shares of its new stock repurchase authorization of 10 million shares, which was approved by the board of directors of IAC on March 16, 2025 (the “2025 Share Authorization”). From April 1, 2025 through May 2, 2025, IAC repurchased 0.6 million shares of its common stock, on a trade date basis, at $36.55, or $20.6 million in aggregate. At May 2, 2025, IAC has 9.2 million shares remaining in the 2025 Share Authorization.
IAC may repurchase shares pursuant to its repurchase authorization over an indefinite period of time in the open market and in privately negotiated transactions, depending on those factors management deems relevant at any particular time, including, without limitation, market conditions, price and future outlook.

Contractual Obligations
At March 31, 2025, there were no material changes to the Company’s contractual obligations disclosures as of December 31, 2024, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. As previously disclosed, during the first quarter of 2025, DDM entered into an agreement that terminated its lease for certain unoccupied office space, which otherwise would have expired in 2032, for a total payment of $43.1 million, consisting of equal payments paid in January and April 2025. The Company recorded a gain on the lease termination of $36.2 million for the three months ended March 31, 2025, which is reflected in “General and administrative expense” in the statement of operations. The termination of this lease reduces future fixed lease payments by $101.7 million.
Capital Expenditures
The Company anticipates that it will need to make capital expenditures in connection with the development and expansion of its operations. The Company’s 2025 capital expenditures are expected to be higher than its 2024 capital expenditures of $15.0 million by approximately 30% to 40%, due primarily to an increase related to capitalized software at DDM.
Liquidity Assessment
On a consolidated basis, the Company generated positive cash flows from operating activities of $0.1 million for the three months ended March 31, 2025; excluding the positive cash flows from operating activities of $16.6 million generated by DDM, the Company generated negative cash flows from operating activities of $16.6 million.
At March 31, 2025, the Company’s consolidated cash and cash equivalents were $1.2 billion, of which $242.6 million was held by DDM. The Company’s consolidated debt of approximately $1.5 billion is the liability of DDM.

The Amended DDM Credit Agreement contains covenants that would limit DDM’s ability to pay dividends, incur incremental secured indebtedness, make distributions or certain investments in the event a default has occurred or if DDM’s consolidated net leverage ratio exceeds 4.0 to 1.0, subject to certain available amounts, all as defined in the Amended DDM Credit Agreement. DDM did not exceed this ratio for the test period ended March 31, 2025. The Amended DDM Credit Agreement also permits IAC to, among other things, contribute cash to DDM, which has in the past and may in the future provide, among other things, additional liquidity to ensure that DDM does not exceed certain consolidated net leverage ratios for any test period, as defined in the Amended DDM Credit Agreement. In connection with these capital contributions, DDM may make distributions to the Company in amounts not to exceed these capital contributions, provided that no default has occurred and is continuing. No quarterly contributions have been made to DDM since September 2024, which DDM distributed to the Company in October 2024; therefore, there were no pending contributions or distributions outstanding as of March 31, 2025. See “Note 3—Long-term Debt” in the accompanying notes to the financial statements included in “Item 1. Consolidated Financial Statements” for additional information.
The Company’s liquidity could be negatively affected by a decrease in demand for its products and services due to adverse market or macroeconomic conditions or other factors.
The Company believes DDM’s existing cash, cash equivalents and expected positive cash flows from operations, and the Company’s existing cash and cash equivalents and expected positive cash flows from operations, excluding DDM, will be sufficient to fund their respective normal operating requirements, including capital expenditures, debt service, the payment of withholding taxes on behalf of employees for net-settled stock-based awards and investing and other commitments for the next twelve months, and thereafter for the foreseeable future. The Company may need to raise additional capital through future debt or equity financing to refinance its existing capital structure and make acquisitions and investments. Additional financing may not be available on terms favorable to the Company, or at all, and may also be impacted by any disruptions or volatility in the financial markets. The indebtedness at DDM could further limit the Company’s ability to raise additional financing.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Equity Price Risk
At March 31, 2025, the Company owns 64.7 million common shares of MGM. The Company accounts for its investment in MGM under the equity method of accounting and has elected to account for this investment pursuant to the fair value option. The fair value of the investment in MGM is remeasured each reporting period based upon MGM’s closing stock price on the New York Stock Exchange on the last trading day in the reporting period and any unrealized pre-tax gains or losses are included in the statement of operations. For the three months ended March 31, 2025 and 2024, the Company recorded unrealized pre-tax losses and gains from its investment in MGM of $324.3 million and $163.8 million, respectively.
The cumulative unrealized net pre-tax gain through March 31, 2025 is $654.5 million. At March 31, 2025 and December 31, 2024, the carrying value of the Company’s investment in MGM, which includes the cumulative unrealized pre-tax gain, was $1.9 billion and $2.2 billion, or approximately 27% and 23% of the Company’s consolidated total assets, respectively. A $2.00 increase or decrease in the share price of MGM would result in an unrealized gain or loss, respectively, of $129.4 million. At May 2, 2025, the fair value of the Company’s investment in MGM was $2.1 billion. The Company’s results of operations and financial condition have in the past been and may in the future be materially impacted by increases or decreases in the price of MGM common shares.
Interest Rate Risk
At March 31, 2025, the principal amount of the Company’s outstanding debt totals $1.47 billion pertaining to the DDM Term Loans, which bear interest at variable rates.
DDM holds interest rate swaps with a total notional amount of $350 million, which synthetically converts a portion of DDM Term Loan B-1 due December 1, 2028 from a variable rate to a fixed rate to manage interest rate exposure until April 1, 2027. DDM applies hedge accounting to these contracts. See “Note 3—Long-term Debt” in the accompanying notes to the financial statements included in “Item 1—Consolidated Financial Statements” for more information. The fair value of the interest rate swaps is determined using discounted cash flows derived from observable market prices, including swap curves, and represents what DDM would pay or receive to terminate the swap agreements. DDM intends to continue to meet the conditions for hedge accounting, however, if these interest rate swaps were not highly effective in offsetting cash flows attributable to the hedged risk, the changes in the fair value of the interest rate swaps used as hedges could have a significant impact on future results of operations.
At March 31, 2025, the outstanding balance of $1.18 billion related to DDM Term Loan B-1 bore interest at adjusted term secured overnight financing rate (“Adjusted Term SOFR”), subject to a minimum of 0.50%, plus 3.50%, or 7.82%, and the outstanding balance of $288.8 million related to DDM Term Loan A bore interest at Adjusted Term SOFR plus 2.25%, or 6.66%. If Adjusted Term SOFR were to increase or decrease by 100 basis points, the annual interest expense on the DDM Term Loans, net of the impact related to the $350 million in notional amount of interest rate swaps, would increase or decrease by $11.2 million.

Item 4.    Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), management, including our Chairman and Senior Executive and Chief Financial Officer (“CFO”), conducted an evaluation, as of the end of the period covered by this quarterly report, of the effectiveness of the Company’s disclosure controls and procedures as defined by Rule 13a-15(e) under the Exchange Act. Based on this evaluation, our Chairman and Senior Executive and CFO concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.
The Company monitors and evaluates on an ongoing basis its internal control over financial reporting in order to improve its overall effectiveness. In the course of these evaluations, the Company modifies and refines its internal processes as conditions warrant.
During the quarter ended March 31, 2025, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
Overview
In the ordinary course of business, IAC and its subsidiaries are (or may become) parties to litigation involving property, personal injury, contract, intellectual property and other claims, as well as shareholder derivative actions, class action lawsuits and other matters. The amounts that may be recovered in such matters may be subject to insurance coverage. The litigation matter described below involves issues or claims that may be of particular interest to IAC’s stockholders, regardless of whether such matter may be material to IAC’s financial position or operations based upon the standard set forth in the rules of the SEC.
Shareholder Litigation Arising Out of the MTCH Separation
On June 24, 2020, a shareholder class action and derivative lawsuit was filed in Delaware state court against then
IAC/InterActiveCorp (now Match Group, Inc.), then IAC Holdings, Inc. (subsequently renamed IAC/InterActiveCorp and now known as IAC Inc.), IAC’s Chairman and Senior Executive, Barry Diller, former Match Group (as a nominal defendant only), and the ten members of former Match Group’s board of directors at the time of the separation of the Match Group business from then IAC/InterActiveCorp (the “MTCH Separation”), challenging, on behalf of a putative class of then Match Group public shareholders, the agreed-upon terms of the MTCH Separation. See David Newman v. IAC/InterActiveCorp et al., No. 2020-0505 (Delaware Chancery Court). The gravamen of the complaint was that the terms of the MTCH Separation were unfair to former Match Group public shareholders and unduly beneficial to IAC as a result of undue influence by IAC and Mr. Diller over the then Match Group directors who unanimously approved the transaction. The complaint asserted direct and derivative claims for: (i) breach of fiduciary duty against IAC and Mr. Diller as alleged former controlling shareholders of Match Group, (ii) breach of fiduciary duty against the Match Group directors who unanimously approved the MTCH Separation, (iii) breach of contract (i.e., a provision of former Match Group’s charter), (iv) breach of the implied covenant of good faith and fair dealing, and (v) tortious interference with contract against IAC. The complaint sought various declarations and damages in an unspecified amount.
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
On December 10, 2021, the defendants filed motions to dismiss the amended and supplemented consolidated complaint, which the plaintiffs opposed. On September 1, 2022, the court, applying the business-judgment standard of review, issued an opinion and order granting the defendants’ motions to dismiss the complaint with prejudice. On October 3, 2022, the plaintiffs filed a notice of appeal to the Delaware Supreme Court from the Chancery Court’s order of dismissal. On May 3, 2023, the Delaware Supreme Court heard oral argument on the plaintiffs’ appeal. On May 30, 2023, the court issued an order directing the parties to submit supplemental briefing on the correct legal standard governing judicial review of the MTCH Separation, namely whether review under the more deferential business-judgment rule is triggered when such a transaction has been approved by either a committee of independent directors or a majority vote of the minority stockholders. Supplemental briefing was completed on September 29, 2023. On December 13, 2023, the court heard further oral argument from the parties.

On April 4, 2024, the Delaware Supreme Court issued its decision, holding: (i) that in order to be subject to review under the more deferential business-judgment rule, rather than “entire fairness” review, the MTCH Separation transaction must have been approved by both a committee of independent directors and a majority vote of the Match Group minority shareholders, (ii) that the Chancery Court correctly ruled that the plaintiffs had pleaded sufficient facts to call into question the independence of one of the three members of the special committee that had negotiated and approved the transaction, (iii) that the Chancery Court had incorrectly ruled that the plaintiffs had nevertheless failed to call into question the independence of the special committee as a whole, because all members of the committee must be independent in order for the committee as a whole to be independent, and (iv) that the Chancery Court had correctly dismissed the plaintiffs’ derivative claims for lack of standing, thereby leaving only their direct claims for adjudication and Hallandale as the sole lead plaintiff. The Delaware Supreme Court remanded the case to the Chancery Court for further proceedings under the “entire fairness” standard of review, and the case proceeded to discovery.
On October 2, 2024, the Chancery Court issued a decision and order dismissing the plaintiff’s claim against Mr. Diller on the principal grounds that he was not a controlling stockholder of Match Group.
On February 27, 2025, the parties participated in a mediation in an attempt to resolve the matter. On March 14, 2025, the parties accepted the mediator’s proposal to resolve the matter. Pursuant to the parties’ agreement in principle, the sum of $30 million will be paid to the plaintiff class in full settlement of all claims, including for attorneys' fees and expenses and the costs of settlement administration. Of that amount, approximately $29.8 million will be paid by the defendants’ insurers, and approximately $0.2 million will be paid by IAC. On April 1, 2025, the parties executed a term sheet memorializing the material terms of the settlement. The parties are currently in the process of preparing a definitive settlement agreement for submission to the Chancery Court for approval.

Item 1A.    Risk Factors
Cautionary Statement Regarding Forward-Looking Information
This quarterly report on Form 10-Q contains “forward‑looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The use of words such as “anticipates,” “estimates,” “expects,” “plans” and “believes,” among others, generally identify forward-looking statements. These forward-looking statements include, among others, statements relating to: the future financial performance of IAC and its businesses, business prospects and strategy, the anticipated benefits of the completed Angi Inc. spin-off, the reorganization of IAC’s leadership, anticipated trends and prospects in the industries in which IAC’s businesses operate and other similar matters. These forward-looking statements are based on IAC management’s expectations and assumptions about future events as of the date of this quarterly report, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict.

Actual results could differ materially from those contained in these forward-looking statements for a variety of reasons, including, among others: (i) our ability to market our products and services in a successful and cost-effective manner, (ii) the display prominence of links to websites offering our products and services in search results, (iii) changes in our relationship with (or policies implemented by) Google, (iv) our ability to compete with generative artificial intelligence technology and the related disruption to marketing technologies, (v) the failure or delay of the markets and industries in which our businesses operate to migrate online and the continued growth and acceptance of online products and services as effective alternatives to traditional products and services, (vi) our continued ability to develop and monetize versions of our products and services for mobile and other digital devices, (vii) unstable market and economic conditions (particularly those that adversely impact advertising spending levels and consumer confidence and spending behavior), either generally and/or in any of the markets in which our businesses operate, as well as geopolitical conflicts, (viii) the ability of our Digital business to successfully expand the digital reach of our portfolio of publishing brands, (ix) our continued ability to market, distribute and monetize our products and services through search engines, digital app stores, advertising networks and social media platforms, (x) risks related to our Print business (declining revenue, increased paper and postage costs, reliance on a single supplier to print our magazines and potential increases in pension plan obligations), (xi) our ability to establish and maintain relationships with quality and trustworthy caregivers, (xii) our ability to access, collect, use and protect the personal data of our users and subscribers, (xiii) our ability to engage directly with users, subscribers, consumers, professionals and caregivers on a timely basis, (xiv) the ability of our Chairman and Senior Executive and certain members of his family to exercise significant influence over the composition of our board of directors, matters subject to stockholder approval and our operations, (xv) risks related to our liquidity and indebtedness (the impact of our indebtedness on our ability to operate our business, our ability to generate sufficient cash to service our indebtedness and interest rate risk), (xvi) our inability to freely access the cash of DDM and its subsidiaries, (xvii) dilution with respect to investments in IAC, (xviii) our ability to compete, (xix) our ability to build, maintain and/or enhance our various brands, (xx) our ability to protect our systems, technology and infrastructure from cyberattacks (including cyberattacks experienced by third parties with whom we do business), (xxi) the occurrence of data security breaches and/or fraud, (xxii) increased liabilities and costs related to the processing, storage, use and disclosure of personal and confidential user information, (xxiii) the integrity, quality, efficiency and scalability of our systems, technology and infrastructure (and those of third parties with whom we do business), (xxiv) changes in key personnel and risks related to leadership transitions and (xxv) changes to our capital deployment strategy.

Certain of these and other risks and uncertainties are described in IAC’s filings with the SEC, including under the caption Part I-Item 1A-Risk Factors of our annual report on 10-K for the year ended December 31, 2024, filed with the SEC on February 28, 2025 (the “Annual Report”). Other unknown or unpredictable factors that could also adversely affect IAC’s business, financial condition and results of operations may arise from time to time. In light of these risks and uncertainties, the forward-looking statements discussed in this quarterly report may not prove to be accurate. Accordingly, you should not place undue reliance on these forward-looking statements, which only reflect the views of IAC management as of the date of this quarterly report. IAC does not undertake to update these forward-looking statements.
Risk Factors
There have been no material changes to the risk factors disclosed in Part I-Item 1A-Risk Factors of our Annual Report. In addition to the other information set forth in this quarterly report, you should carefully consider the risk factors discussed under the caption Part I-Item 1A-Risk Factors of our Annual Report, any or all of which could materially and adversely affect IAC’s business, financial condition or results of operations. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect IAC’s business, financial condition and/or results of operations.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
The Company did not issue or sell any shares of its common stock or any other equity securities pursuant to unregistered transactions during the quarter ended March 31, 2025.
Issuer Purchases of Equity Securities
During the first quarter of 2025, IAC repurchased the remaining 3.7 million shares in its stock repurchase authorization from June 2020 (the “2020 Share Authorization”). On March 16, 2025, the board of directors of IAC approved a new stock repurchase authorization of 10 million shares (the “2025 Share Authorization”).

The following table sets forth purchases by the Company of shares of IAC common stock during the quarter ended March 31, 2025:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs (2)
January 2025	—	$—	—	3,686,692
February 2025	1,774,678	$46.29	1,774,678	1,912,014
March 2025	2,150,105	$45.23	2,150,105	9,761,909
Total	3,924,783	$45.71	3,924,783	9,761,909
_____________________
(1)    Reflects repurchases made pursuant to the 2020 Share Authorization and/or 2025 Share Authorization, as applicable.
(2)    Represents the total number of shares of IAC common stock that remained available for repurchase as of the end of the relevant month set forth in the table above pursuant to the 2020 Share Authorization and/or 2025 Share Authorizations, as applicable. The Company may repurchase shares pursuant to its repurchase authorization over an indefinite period of time in the open market and in privately negotiated transactions, depending on those factors management deems relevant at any particular time, including, without limitation, market conditions, price and future outlook.
From April 1, 2025 through May 2, 2025, IAC repurchased 0.6 million shares of its common stock, on a trade date basis, at $36.55, or $20.6 million in aggregate. At May 2, 2025, IAC has 9.2 million shares remaining in the 2025 Share Authorization.

Item 5. Other Information
Rule 10b5-1 Trading Plans
During the quarter ended March 31, 2025, none of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading plan or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S‑K).
Item 6.    Exhibits
The documents set forth below, numbered in accordance with Item 601 of Regulation S-K, are filed herewith, incorporated by reference to the location indicated or furnished herewith.

Exhibit Number	Description	Location
3.1	Restated Certificate of Incorporation of IAC Inc.	Exhibit 3.1 to the Registrant Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2024.
3.2	Restated Certificate of Incorporation of IAC/InterActiveCorp (effective as of June 30, 2020).	Exhibit 3.1(c) to the Registrant’s Current Report on Form 8-K filed on July 2, 2020.
3.3	Certificate of Amendment of Restated Certificate of Incorporation of IAC/InterActiveCorp (effective as of May 25, 2021).	Exhibit 4.2 to Post-Effective Amendment No. 1 on Form S-8 to Registration Statement on Form S-4 (File No. 333-251656), filed by the Registrant on May 26, 2021.
3.4	Certificate of Amendment of Restated Certificate of Incorporation of IAC/InterActiveCorp (effective as of August 11, 2022).	Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on August 12, 2022.
3.5	Certificate of Amendment of Restated Certificate of Incorporation of IAC Inc. (effective as of June 12, 2024).	Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on June 13, 2024.
3.6	Certificate of Designations of Series A Cumulative Preferred Stock.	Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on July 2, 2020.
3.7	Amended and Restated By-Laws of IAC Inc.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on September 18, 2023.
10.1	Employment Transition Agreement, dated as of January 13, 2025, between IAC Inc. and Joseph Levin.	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on January 13, 2025.
10.2	Amendment No. 5 to Google Services Agreement, dated as of January 20, 2025 (with an effective date of April 1, 2025), between IAC Inc. and Google LLC and certain of their respective subsidiaries.	Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K, filed on February 28, 2025.
31.1	Certification of the Chairman and Senior Executive pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.(1)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.(1)
32.1	Certification of the Chairman and Senior Executive pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.(2)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.(2)
101.INS	Inline XBRL Instance.(1)	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema.(1)
101.CAL	Inline XBRL Taxonomy Extension Calculation.(1)
101.DEF	Inline XBRL Taxonomy Extension Definition.(1)
101.LAB	Inline XBRL Taxonomy Extension Labels.(1)
101.PRE	Inline XBRL Taxonomy Extension Presentation.(1)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
_______________________________________________________________________________
(1)Filed herewith.
(2)Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	May 5, 2025
IAC INC.

		By:	/s/ CHRISTOPHER HALPIN
Christopher Halpin
Executive Vice President, Chief Financial Officer and Chief Operating Officer

Signature	Title	Date
/s/ CHRISTOPHER HALPIN	Executive Vice President, Chief Financial Officer and Chief Operating Officer	May 5, 2025
Christopher Halpin