Form 10-Q
period 2025-06-30
IAC Inc.
filed 2025-08-04
CIK 1800227

As filed with the Securities and Exchange Commission on August 4, 2025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of August 1, 2025, the following shares of the registrant’s common stock were outstanding:

Common Stock	74,367,772
Class B common stock	5,789,499
Total	80,157,271

PART I
FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements
IAC INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	June 30, 2025	December 31, 2024
	(In thousands, except par value amounts)
ASSETS
Cash and cash equivalents	$1,093,866	$1,381,736
Accounts receivable, net	376,192	483,020
Other current assets	131,519	125,208
Current assets of discontinued operations	—	495,072
Total current assets	1,601,577	2,485,036

Buildings, land, equipment, leasehold improvements and capitalized software, net	304,742	313,197
Goodwill	1,993,302	1,993,302
Intangible assets, net of accumulated amortization	507,532	554,473
Investment in MGM Resorts International	2,225,844	2,242,672
Long-term investments	409,574	438,534
Other non-current assets	317,824	324,901
Non-current assets of discontinued operations	—	1,336,529
TOTAL ASSETS	$7,360,395	$9,688,644

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Current portion of long-term debt	$21,000	$35,000
Accounts payable, trade	47,859	53,672
Deferred revenue	65,059	56,560
Accrued expenses and other current liabilities	424,730	509,299
Current liabilities of discontinued operations	—	231,661
Total current liabilities	558,648	886,192

Long-term debt, net	1,412,332	1,435,007
Deferred income taxes	134,824	153,850
Other long-term liabilities	291,809	372,950
Non-current liabilities of discontinued operations	—	536,257

Redeemable noncontrolling interests	25,279	25,415

Commitments and contingencies

SHAREHOLDERS' EQUITY:
Common stock, $0.0001 par value; authorized 1,600,000 shares; 82,946 and 84,831 shares issued and 74,108 and 80,481 shares outstanding at June 30, 2025 and December 31, 2024, respectively	8	8
Class B common stock, $0.0001 par value; authorized 400,000 shares; 5,789 shares issued and outstanding at June 30, 2025 and December 31, 2024	1	1
Additional paid-in-capital	5,920,478	6,380,700
Accumulated deficit	(544,327)	(538,974)
Accumulated other comprehensive loss	(11,102)	(11,396)
Treasury stock, 8,838 shares and 4,350 shares at June 30, 2025 and December 31, 2024, respectively	(453,966)	(252,441)
Total IAC shareholders' equity	4,911,092	5,577,898
Noncontrolling interests	26,411	701,075
Total shareholders' equity	4,937,503	6,278,973
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$7,360,395	$9,688,644
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands, except per share data)
Revenue	$586,928	$634,393	$1,157,417	$1,258,683
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	201,971	253,351	407,254	512,818
Selling and marketing expense	185,825	177,311	366,739	365,388
General and administrative expense	117,343	126,006	180,167	253,478
Product development expense	49,826	53,380	100,039	116,623
Depreciation	7,980	9,124	19,926	21,848
Amortization of intangibles	23,408	36,710	46,941	73,438
Total operating costs and expenses	586,353	655,882	1,121,066	1,343,593
Operating income (loss)	575	(21,489)	36,351	(84,910)
Interest expense	(37,167)	(34,474)	(65,481)	(69,154)
Unrealized gain (loss) on investment in MGM Resorts International	307,437	(179,284)	(16,828)	(15,533)
Other income, net	2,828	50,123	10,516	80,444
Earnings (loss) from continuing operations before income taxes	273,673	(185,124)	(35,442)	(89,153)
Income tax (provision) benefit	(63,040)	40,432	16,194	(6,095)
Net earnings (loss) from continuing operations	210,633	(144,692)	(19,248)	(95,248)
Earnings (loss) from discontinued operations, net of tax	—	3,225	15,313	(1,247)
Net earnings (loss)	210,633	(141,467)	(3,935)	(96,495)
Net loss (earnings) attributable to noncontrolling interests	819	(765)	(1,418)	(706)
Net earnings (loss) attributable to IAC shareholders	$211,452	$(142,232)	$(5,353)	$(97,201)

Per share information from continuing operations:
Basic earnings (loss) per share	$2.64	$(1.74)	$(0.23)	$(1.14)
Diluted earnings (loss) per share	$2.57	$(1.74)	$(0.23)	$(1.14)

Per share information attributable to IAC common stock and Class B common stock shareholders:
Basic earnings (loss) per share	$2.64	$(1.71)	$(0.07)	$(1.17)
Diluted earnings (loss) per share	$2.57	$(1.71)	$(0.07)	$(1.17)

Stock-based compensation expense by function:
Cost of revenue	$442	$760	$781	$1,253
Selling and marketing expense	1,054	1,227	1,825	1,636
General and administrative expense	16,931	17,308	(5,122)	35,069
Product development expense	1,048	1,132	1,591	1,979
Total stock-based compensation expense	$19,475	$20,427	$(925)	$39,937
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Net earnings (loss)	$210,633	$(141,467)	$(3,935)	$(96,495)
Other comprehensive income (loss), net of income taxes:
Change in foreign currency translation adjustment	701	(199)	3,715	19
Change in net unrealized (losses) gains on interest rate swaps	(810)	574	(2,610)	4,271
Change in unrealized gains and losses on available-for-sale marketable debt securities	—	2	—	(20)
Total other comprehensive (loss) income, net of income taxes	(109)	377	1,105	4,270
Comprehensive income (loss), net of income taxes	210,524	(141,090)	(2,830)	(92,225)
Components of comprehensive income attributable to noncontrolling interests:
Net loss (earnings) attributable to noncontrolling interests	819	(765)	(1,418)	(706)
Change in foreign currency translation adjustment attributable to noncontrolling interests	—	41	(433)	195
Comprehensive income attributable to noncontrolling interests	819	(724)	(1,851)	(511)
Comprehensive income (loss) attributable to IAC shareholders	$211,343	$(141,814)	$(4,681)	$(92,736)
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Three and six months ended June 30, 2025
(Unaudited)

	Redeemable Noncontrolling Interests	Common Stock, $0.0001 par value		Class B common stock, $0.0001 par value		Additional Paid-in-Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total IAC Shareholders' Equity	Noncontrolling Interests	Total Shareholders' Equity
		$	Shares	$	Shares
		(In thousands)
Balance at March 31, 2025	$25,294	$8	82,622	$1	5,789	$5,913,590	$(755,779)	$(10,993)	$(433,268)	$4,713,559	$23,879	$4,737,438
Net earnings (loss)	96	—	—	—	—	—	211,452	—	—	211,452	(915)	210,537
Other comprehensive loss, net of income taxes	—	—	—	—	—	—	—	(109)	—	(109)	—	(109)
Stock-based compensation expense	—	—	—	—	—	17,031	—	—	—	17,031	2,444	19,475
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	—	324	—	—	(9,320)	—	—	—	(9,320)	—	(9,320)
Purchase of IAC treasury stock	—	—	—	—	—	—	—	—	(20,698)	(20,698)	—	(20,698)
Adjustment of noncontrolling interests to redemption amount	(78)	—	—	—	—	78	—	—	—	78	—	78
Adjustment to the liquidation value of Vivian Health preferred shares	—	—	—	—	—	(1,003)	—	—	—	(1,003)	1,003	—
Other	(33)	—	—	—	—	102	—	—	—	102	—	102
Balance at June 30 2025	$25,279	$8	82,946	$1	5,789	$5,920,478	$(544,327)	$(11,102)	$(453,966)	$4,911,092	$26,411	$4,937,503

Balance at December 31, 2024	$25,415	$8	84,831	$1	5,789	$6,380,700	$(538,974)	$(11,396)	$(252,441)	$5,577,898	$701,075	$6,278,973
Net earnings (loss)	88	—	—	—	—	—	(5,353)	—	—	(5,353)	1,330	(4,023)
Other comprehensive income, net of income taxes	—	—	—	—	—	—	—	672	—	672	433	1,105
Stock-based compensation expense	—	—	—	—	—	(3,369)	—	—	—	(3,369)	1,792	(1,577)
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	—	1,115	—	—	(45,179)	—	—	—	(45,179)	—	(45,179)
Forfeiture of IAC's former CEO's restricted common stock award	—	—	(3,000)	—	—	—	—	—	—	—	—	—
Withholding taxes paid on IAC's transfer of Angi Inc. Class B shares to its former CEO	—	—	—	—	—	(9,347)	—	—	—	(9,347)	—	(9,347)
Issuance of Angi Inc. Class A common stock pursuant to stock-based awards, net of withholding taxes, prior to the Distribution	—	—	—	—	—	(8,264)	—	4	—	(8,260)	3,688	(4,572)
Purchase of IAC treasury stock	—	—	—	—	—	—	—	—	(201,525)	(201,525)	—	(201,525)
Purchase of Angi Inc. treasury stock prior to the Distribution	—	—	—	—	—	(10,688)	—	—	—	(10,688)	—	(10,688)
Adjustment of noncontrolling interests to redemption amount	(191)	—	—	—	—	191	—	—	—	191	—	191
Adjustment to the liquidation value of Vivian Health preferred shares	—	—	—	—	—	(1,020)	—	—	—	(1,020)	1,020	—
Distribution of IAC's investment in Angi Inc.	—	—	—	—	—	(1,065,612)	—	(382)	—	(1,065,994)	—	(1,065,994)
Elimination of Angi Inc. noncontrolling interest	—	—	—	—	—	682,927	—	—	—	682,927	(682,927)	—
Other	(33)	—	—	—	—	139	—	—	—	139	—	139
Balance at June 30, 2025	$25,279	$8	82,946	$1	5,789	$5,920,478	$(544,327)	$(11,102)	$(453,966)	$4,911,092	$26,411	$4,937,503

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Three and six months ended June 30, 2024
(Unaudited)

	Redeemable Noncontrolling Interests	Common Stock, $0.0001 par value		Class B common stock, $0.0001 par value		Additional Paid-in-Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock	Total IAC Shareholders' Equity	Noncontrolling Interests	Total Shareholders' Equity
		$	Shares	$	Shares
		(In thousands)
Balance at March 31, 2024	$32,622	$8	84,638	$1	5,789	$6,346,106	$45,954	$(6,893)	$(252,441)	$6,132,735	$684,107	$6,816,842
Net (loss) earnings	(82)	—	—	—	—	—	(142,232)	—	—	(142,232)	847	(141,385)
Other comprehensive income (loss), net of income taxes	—	—	—	—	—	—	—	418	—	418	(41)	377
Stock-based compensation expense	—	—	—	—	—	20,425	—	—	—	20,425	10,093	30,518
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	—	45	—	—	(692)	—	—	—	(692)	—	(692)
Issuance of Angi Inc. common stock pursuant to stock-based awards, net of withholding taxes	—	—	—	—	—	4,113	—	2	—	4,115	(5,594)	(1,479)
Purchase of Angi Inc. treasury stock	—	—	—	—	—	(11,484)	—	—	—	(11,484)	—	(11,484)
Adjustment of noncontrolling interests to redemption amount	(3,337)	—	—	—	—	3,337	—	—	—	3,337	—	3,337
Adjustment to the liquidation value of Vivian Health preferred shares	—	—	—	—	—	1,699	—	—	—	1,699	(1,699)	—
Other	(71)	—	—	—	—	44	—	—	—	44	—	44
Balance at June 30, 2024	$29,132	$8	84,683	$1	5,789	$6,363,548	$(96,278)	$(6,473)	$(252,441)	$6,008,365	$687,713	$6,696,078

Balance at December 31, 2023	$33,378	$8	84,465	$1	5,789	$6,340,312	$923	$(10,942)	$(252,441)	$6,077,861	$677,142	$6,755,003
Net (loss) earnings	(91)	—	—	—	—	—	(97,201)	—	—	(97,201)	797	(96,404)
Other comprehensive income (loss), net of income taxes	—	—	—	—	—	—	—	4,465	—	4,465	(195)	4,270
Stock-based compensation expense	—	—	—	—	—	39,935	—	—	—	39,935	21,112	61,047
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	—	218	—	—	(8,815)	—	—	—	(8,815)	—	(8,815)
Issuance of Angi Inc. common stock pursuant to stock-based awards, net of withholding taxes	—	—	—	—	—	2,255	—	4	—	2,259	(7,002)	(4,743)
Purchase of Angi Inc. treasury stock	—	—	—	—	—	(18,184)	—	—	—	(18,184)	—	(18,184)
Adjustment of noncontrolling interests to redemption amount	(3,842)	—	—	—	—	3,842	—	—	—	3,842	—	3,842
Adjustment to the liquidation value of Vivian Health preferred shares	—	—	—	—	—	4,141	—	—	—	4,141	(4,141)	—
Other	(313)	—	—	—	—	62	—	—	—	62	—	62
Balance at June 30, 2024	$29,132	$8	84,683	$1	5,789	$6,363,548	$(96,278)	$(6,473)	$(252,441)	$6,008,365	$687,713	$6,696,078

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2025	2024
	(In thousands)
Cash flows from operating activities attributable to continuing operations:
Net loss	$(3,935)	$(96,495)
Less: Net earnings (loss) from discontinued operations	15,313	(1,247)
Net loss from continuing operations	(19,248)	(95,248)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities attributable to continuing operations:
Amortization of intangibles	46,941	73,438
Depreciation	19,926	21,848
Net loss (gain) on sales of investments and businesses (including unrealized losses on investments)	18,845	(28,203)
Non-cash lease expense (including right-of-use asset impairments)	17,612	19,811
Unrealized loss on investment in MGM Resorts International	16,828	15,533
Net gain on lease terminations	(36,104)	—
Deferred income taxes	(18,709)	(1,714)
Stock-based compensation expense	(925)	39,937
Unrealized increase in the estimated fair value of a warrant	—	(20,393)
Other adjustments, net	8,944	(650)
Changes in assets and liabilities, net of effects of dispositions:
Accounts receivable	93,604	57,507
Other assets	(22,607)	43,610
Operating lease liabilities	(64,403)	(25,896)
Accounts payable and other liabilities	(69,620)	(51,133)
Income taxes payable and receivable	(1,354)	4,418
Deferred revenue	7,579	7,290
Net cash (used in) provided by operating activities attributable to continuing operations	(2,691)	60,155
Cash flows from investing activities attributable to continuing operations:
Capital expenditures	(9,111)	(6,360)
Distribution of Angi Inc.'s cash in the spin-off	(386,563)	—
Net proceeds from the sales of investments and businesses	9,856	162,179
Proceeds from the sale of a portion of the retirement investment fund	8,485	—
Net proceeds from sales of fixed assets	249	12,753
Proceeds from maturities of marketable debt securities	—	262,500
Purchases of marketable debt securities	—	(197,117)
Net collections of notes receivable	—	10,083
Other, net	2,663	—
Net cash (used in) provided by investing activities attributable to continuing operations	(374,421)	244,038
Cash flows from financing activities attributable to continuing operations:
Principal payments on the Term Loans	(1,425,773)	(15,000)
Net proceeds from lenders from the Term Loans refinancing	991,451	—
Proceeds from the issuance of the 2032 Notes	400,000	—
Debt issuance costs paid to third parties and deferred financing costs	(9,916)	—
Withholding taxes paid on behalf of employees on net settled stock-based awards	(54,705)	(8,928)
Purchases of treasury stock	(200,000)	—
Other, net	249	(170)
Net cash used in financing activities attributable to continuing operations	(298,694)	(24,098)
Total cash (used in) provided by continuing operations	(675,806)	280,095
Net cash (used in) provided by operating activities attributable to discontinued operations	(2,758)	88,922
Net cash used in investing activities attributable to discontinued operations	(12,499)	(25,438)
Net cash used in financing activities attributable to discontinued operations	(14,343)	(22,944)
Total cash (used in) provided by discontinued operations	(29,600)	40,540
Effect of exchange rate changes on cash and cash equivalents and restricted cash	1,610	(875)
Net (decrease) increase in cash and cash equivalents and restricted cash	(703,796)	319,760
Cash and cash equivalents and restricted cash at beginning of period	1,807,255	1,306,241
Cash and cash equivalents and restricted cash at end of period	$1,103,459	$1,626,001
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
On July 31, 2025, Dotdash Meredith Inc. was rebranded “People Inc.” and is referred to as such throughout this report. Dotdash Meredith Inc. remains the entity’s legal name.
Nature of Operations
IAC today is comprised of category leading businesses, including People Inc. and Care.com, among others, and holds strategic equity positions in MGM Resorts International (“MGM”) and Turo Inc. (“Turo”).
Angi Inc. Spin-Off
On March 31, 2025, IAC completed the spin-off of Angi Inc. (“Angi”) by means of a special dividend (the “Distribution”) of all shares of Angi capital stock held by IAC to holders of its common stock and Class B common stock. As a result of the Distribution, IAC no longer owns any shares of Angi’s capital stock and Angi became an independent public company. On November 1, 2023, Angi completed the sale of Total Home Roofing, LLC (“Roofing”) and reflected it as a discontinued operation in its standalone financial statements. At the time of its sale, Roofing did not meet the threshold to be reflected as a discontinued operation at the IAC level, therefore, IAC moved Roofing to Emerging & Other. As a result of the Distribution, the operations of Angi, which include Roofing, are presented as discontinued operations within IAC’s consolidated financial statements for all periods prior to March 31, 2025. See “Note 12—Discontinued Operations” for additional information.
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
The unaudited interim financial statements have been prepared in accordance with GAAP for interim financial information and with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and notes required by GAAP for complete annual financial statements. In the opinion of management, the unaudited interim financial statements include all normal recurring adjustments considered necessary for a fair presentation. Interim results are not necessarily indicative of the results that may be expected for the full year. The unaudited interim financial statements should be read in conjunction with the annual audited financial statements of the Company and notes thereto for the year ended December 31, 2024 included on Form 8-K filed with the SEC on June 12, 2025.
Accounting Estimates
Management of the Company is required to make certain estimates, judgments and assumptions, if applicable, during the preparation of its financial statements in accordance with GAAP. These estimates, judgments and assumptions affect the amounts reported in the financial statements and the disclosures in the accompanying notes. Actual results could differ from these estimates.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
On an ongoing basis, the Company evaluates its estimates, judgments and assumptions, if applicable, including those related to: the fair values of cash equivalents and marketable equity securities; the carrying value of accounts receivable, including the determination of the allowance for credit losses; the determination of the customer relationship period for certain costs to obtain a contract with a customer; the recoverability of right-of-use assets (“ROU assets”); the useful lives and recoverability of buildings, equipment, leasehold improvements and capitalized software and definite-lived intangible assets; the recoverability of goodwill and indefinite-lived intangible assets; the fair value of equity securities without readily determinable fair values; the fair value of interest rate swaps; contingencies; unrecognized tax benefits; the valuation allowance for deferred income tax assets; pension and post-retirement benefit plan asset and liabilities, including actuarial assumptions regarding discount rates, expected returns on plan assets, inflation and healthcare costs; and the fair value of and forfeiture rates for stock-based awards, among others. The Company bases its estimates, judgments and assumptions on historical experience, its forecasts and budgets and other factors that the Company considers relevant.
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
The following table presents the changes in deferred revenue:

	Six Months Ended June 30,
	2025	2024
	(In thousands)
Balance at January 1	$56,633	$93,683
Beginning deferred revenue balance recognized during the period	(46,835)	(58,329)
Net change primarily due to timing of collections and recognition	55,276	58,610
Sale of assets of Mosaic Group on February 15, 2024	—	(24,531)
Balance at June 30	$65,074	$69,433

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Noncurrent deferred revenue was less than $0.1 million and $0.1 million at June 30, 2025 and December 31, 2024, respectively, and is included in “Other long-term liabilities” in the balance sheet.
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
The Services Agreement requires that the Company comply with certain guidelines promulgated by Google. Google may generally unilaterally update its policies and guidelines without advance notice. These updates may be specific to the Services Agreement or could be more general and thereby impact the Company as well as other companies. These policy and guideline updates have in the past (and could in the future) require modifications to, or prohibit and/or render obsolete certain of our products, services and/or business practices, which have negatively impacted revenue and been costly to address (and could in the future), and which have had and could have an adverse effect on our business, financial condition and results of operations. Further, changes to certain of the economic terms of the Services Agreement became effective April 1, 2025 and could impact Search revenue.
For the three and six months ended June 30, 2025, total revenue earned from Google was $91.7 million and $190.9 million, respectively, both representing 16% of the Company’s revenue. The revenue attributable to the Services Agreement is earned at Search and was $60.8 million and $130.6 million for the three and six months ended June 30, 2025, respectively, representing 10% and 11%, respectively, of the Company’s total revenue.
For the three and six months ended June 30, 2024, total revenue earned from Google was $126.5 million and $257.9 million, respectively, both representing 20% of the Company’s revenue. The revenue attributable to the Services Agreement is earned at Search and was $98.5 million and $201.4 million for the three and six months ended June 30, 2024, respectively, both representing 16% of the Company’s total revenue.
The related accounts receivable totaled $27.3 million and $43.7 million at June 30, 2025 and December 31, 2024, respectively.
Recent Accounting Pronouncements
Recent Accounting Pronouncements Adopted by the Company
There were no recently issued pronouncements adopted by the Company during the six months ended June 30, 2025.
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

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
ASU No. 2024-03—Income Statement-Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40)—Disaggregation of Income Statement Expenses
In November 2024, the FASB issued ASU No. 2024-03, which is intended to provide users of financial statements with more decision-useful information about expenses of a public business entity, primarily through enhanced disclosures of certain components of expenses commonly presented within captions on the statement of operations, such as purchases of inventory, employee compensation, depreciation and amortization, as well as a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. ASU No. 2024-03 also requires disclosure of the total amount of selling expenses and, in annual reporting periods, the definition of selling expenses. ASU No. 2024-03 is effective for fiscal years beginning after December 15, 2026 and for interim periods beginning after December 15, 2027. Early adoption is permitted, and ASU No. 2024-03 may be applied either prospectively or retrospectively. The Company is currently assessing ASU No. 2024-03, its impact on its disclosures and the method of adoption. ASU No. 2024-03 does not affect the Company’s results of operations, financial condition or cash flows. The Company does not plan to adopt ASU No. 2024-03 early.

NOTE 2—FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
Marketable Securities
At June 30, 2025 and December 31, 2024, the Company has no investments in available-for-sale marketable debt securities.
Investment in MGM

	June 30, 2025	December 31, 2024
	(In thousands)
Investment in MGM	$2,225,844	$2,242,672
At June 30, 2025, the Company owns 64.7 million common shares of MGM, which represents 23.8% of MGM's common shares outstanding. The Company accounts for its investment in MGM under the equity method of accounting and has elected to account for this investment pursuant to the fair value option. The fair value of the investment in MGM is remeasured each reporting period based upon MGM’s closing stock price on the New York Stock Exchange on the last trading day in the reporting period; any unrealized pre-tax gains or losses are included in the statement of operations. For the three and six months ended June 30, 2025, the Company recorded an unrealized pre-tax gain and loss from its investment in MGM of $307.4 million and $16.8 million, respectively. For the three and six months ended June 30, 2024, the Company recorded unrealized pre-tax losses from its investment in MGM of $179.3 million and $15.5 million, respectively. The cumulative unrealized net pre-tax gain through June 30, 2025 is $962.0 million. A $2.00 increase or decrease in the share price of MGM would result in an unrealized gain or loss, respectively, of $129.4 million.
The following table presents MGM’s summarized financial information for the six months ended June 30, 2025 and 2024. As noted above, the Company has elected to account for its investment in MGM pursuant to the fair value option. By electing the fair value option, the Company’s investment in MGM is remeasured each reporting period with any changes recognized through income based on MGM’s closing stock price. As a result, the value of our investment and the financial impacts in any given period are not necessarily correlated with the income statement information presented below.

	Six Months Ended June 30,
	2025	2024
	(In thousands)
Revenues	$8,681,952	$8,710,845
Expenses	$7,905,294	$7,767,503
Net income	$344,825	$582,528
Net income attributable to MGM	$197,505	$404,548

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Long-term Investments
Long-term investments consist of:

	June 30, 2025	December 31, 2024
	(In thousands)
Equity securities without readily determinable fair values	$409,574	$438,534
Total long-term investments	$409,574	$438,534
Equity Securities without Readily Determinable Fair Values
The following table presents a summary of unrealized pre-tax gains and losses recorded in “Other income, net” in the statement of operations as adjustments to the carrying value of equity securities without readily determinable fair values held at June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Downward adjustments including impairments (gross unrealized pre-tax losses)	$(10,900)	$—	$(28,945)	$(7,867)
Total	$(10,900)	$—	$(28,945)	$(7,867)
The cumulative upward and downward adjustments (including impairments) to the carrying value of equity securities without readily determinable fair values held at June 30, 2025 were $31.4 million and $170.9 million, respectively.
Realized and unrealized pre-tax gains and losses for the Company’s investments without readily determinable fair values for the three and six months ended June 30, 2025 and 2024 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Realized pre-tax gains (losses), net, for equity securities sold	$473	$(18)	$9,777	$4,416
Unrealized pre-tax losses, net, on equity securities held	(10,900)	—	(28,945)	(7,867)
Total pre-tax losses, net recognized	$(10,427)	$(18)	$(19,168)	$(3,451)
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

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
•Level 3: Unobservable inputs for which there is little or no market data and require the Company to develop its own assumptions, based on the best information available in the circumstances, about the assumptions market participants would use in pricing the assets or liabilities.
The following tables present the Company’s financial instruments that are measured at fair value on a recurring basis:

	June 30, 2025
	Level 1	Level 2	Level 3	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$895,218	$—	$—	$895,218
Time deposits	—	19,257	—	19,257
Other current assets:
Retirement investment fund	—	5,417	—	5,417
Investment in MGM	2,225,844	—	—	2,225,844
Total	$3,121,062	$24,674	$—	$3,145,736

Liabilities:
Other long-term liabilities:
Interest rate swaps(a)	$—	$(1,710)	$—	$(1,710)
_____________________
(a)    Interest rate swaps relate to the $350 million notional amount which hedge the Term Loan B-2 and, prior to the effectiveness of the amendments to the Credit Agreement, the Term Loan B-1. See “Note 3—Long-term Debt” for additional information. The fair value of interest rate swaps was determined using discounted cash flows derived from observable market prices, including swap curves, which are Level 2 inputs.

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
The following tables present the change in the warrant for the three and six months ended June 30, 2024, which was measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Three Months Ended June 30, 2024
(In thousands)
Balance at April 1	$39,400
Total net gains:
Fair value adjustments included in earnings	30,624
Balance at June 30	$70,024

Six Months Ended June 30, 2024
(In thousands)
Balance at January 1	$49,631
Total net gains:
Fair value adjustments included in earnings	20,393
Balance at June 30	$70,024
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
The aggregate carrying value of goodwill for which the most recent estimate of the excess of fair value over carrying value is less than 20% is $490.9 million.
Financial instruments measured at fair value only for disclosure purposes
The total fair value of the outstanding long-term debt, including the current portion, is estimated using observable market prices or indices for similar liabilities, which are Level 2 inputs, and was approximately $1.43 billion and $1.49 billion at June 30, 2025 and December 31, 2024, respectively.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 3—LONG-TERM DEBT
All of the Company’s long-term debt are liabilities of People Inc. and consists of:

	June 30, 2025	December 31, 2024
	(In thousands)
Term Loan A-1 due May 14, 2030	$350,000	$—
Term Loan B-2 due June 16, 2032	700,000	—
7.625% Senior Secured Notes due June 15, 2032; interest payable each June 15 and December 15	400,000	—
Term Loan A due December 1, 2026	—	297,500
Term Loan B-1 due December 1, 2028	—	1,182,500
Total long-term debt	1,450,000	1,480,000
Less: current portion of long-term debt	21,000	35,000
Less: original issue discount	3,625	3,512
Less: unamortized debt issuance costs	13,043	6,481
Total long-term debt, net	$1,412,332	$1,435,007
On November 26, 2024, People Inc. entered into Amendment No. 1 to the Credit Agreement (“Amendment No. 1”), which governed both the Term Loan A and the then existing revolving credit facility, and replaced $1.18 billion of the then outstanding Term Loan B principal with an equal amount of the Term Loan B-1 due December 1, 2028. On May 14, 2025, People Inc. entered into the Incremental Assumption Agreement and Amendment No. 2 to the Credit Agreement (“Amendment No. 2”), which (1) replaced $288.8 million of the then outstanding Term Loan A due December 1, 2026 with $350 million of the Term Loan A-1 due May 14, 2030 (“Term Loan A-1”) and (2) provided for a new five-year $150 million revolving credit facility (“Revolving Facility”) that expires on May 14, 2030, which replaced the then existing revolving credit facility that expired on December 1, 2026. On June 16, 2025, People Inc. completed the refinancing and replacement of its then outstanding $1.18 billion Term Loan B-1 due December 1, 2028 with a combination of $700 million of the Term Loan B-2 due June 16, 2032 (“Term Loan B-2”) and $400 million of the 7.625% Senior Secured Notes due June 15, 2032 (“2032 Notes”). On June 16, 2025, People Inc. also entered into an indenture that governs the 2032 Notes (the “Indenture”) and Amendment No. 3 to the Credit Agreement and Second Amendment to the Security Agreement (“Amendment No. 3”), which governs the new Term Loan A-1, Term Loan B-2 and Revolving Facility. The Term Loan A, Term Loan A-1, Term Loan B, Term Loan B-1 and Term Loan B-2 are collectively referred to herein as the “Term Loans.” In addition to extending the maturity dates of People Inc.’s debt, the refinancing transactions resulted in a net decrease in debt of $21.3 million, which was funded by cash on hand.
During the second quarter, People Inc. recorded an extinguishment loss of $8.5 million to write off a pro-rata amount of unamortized capitalized costs and the original issue discount related to the previously outstanding Term Loans and the then existing revolving credit facility as a result of the refinancing transactions. Debt issuance costs and original issuance discount related to the refinancing transactions of $12.9 million and $3.5 million, respectively, were recorded and are presented as a reduction of the carrying value of the related debt in the balance sheet. The deferred financing costs of $0.8 million related to the Revolving Facility were capitalized and are included in “Other non-current assets” in the balance sheet. The extinguishment loss is recorded in “Interest expense” in the statement of operations. Fees incurred of $0.5 million that did not qualify for capitalization are recorded in “Other income, net” in the statement of operations.
People Inc. has never made any borrowings under any of its revolving credit facilities. The annual commitment fee on undrawn funds is based on People Inc.’s most recently reported consolidated net leverage ratio, as defined in the governing agreements, and was 35 and 40 basis points at June 30, 2025 and December 31, 2024, respectively. Any borrowings under the Revolving Facility would bear interest, at People Inc.’s option, at either a base rate or SOFR, plus an applicable margin, which is based on People Inc.’s consolidated net leverage ratio.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
As of the last day of any calendar quarter, subject to certain exemptions and increases for qualifying material acquisitions, the governing agreements require People Inc. to maintain a consolidated net leverage ratio as of the last day of such quarter of no greater than 5.5 to 1.0, all as defined in the governing agreements. The governing agreements contain additional covenants that would limit People Inc.’s ability to pay dividends, incur incremental secured indebtedness or make distributions or certain investments in the event a default has occurred or if People Inc.’s consolidated net leverage ratio exceeds 4.0 to 1.0, subject to certain available amounts, all as defined in the governing agreements. As a result, the Company may not be able to freely access People Inc.’s cash. People Inc.’s consolidated net leverage ratio was less than 4.0 to 1.0 for the test periods ended June 30, 2025 and December 31, 2024.
The governing agreements permit, among other things, the Company to contribute cash to People Inc., which the Company has in the past and may in the future, to provide, among other things, additional liquidity to improve People Inc.’s consolidated net leverage ratios for any test period. In connection with these capital contributions, People Inc. may make distributions to the Company in amounts not to exceed these capital contributions, provided that no default has occurred and is continuing. In June 2025, the Company contributed $80 million to People Inc., which People Inc. subsequently distributed to the Company in July 2025. This contribution resulted in an improvement to People Inc.’s consolidated net leverage ratio that enabled People Inc. to reduce the interest rate on the Term Loan A-1 and the commitment fee on the Revolving Facility. In March 2024 and June 2024, the Company contributed $55 million and $50 million, respectively, to People Inc.; People Inc. subsequently distributed the $55 million and the $50 million to the Company in April 2024 and July 2024, respectively. The 2024 contributions had no impact on People Inc.’s consolidated net leverage ratio compliance; the ratios were greater than 4.0 to 1.0 but less than 5.5 to 1.0 as of both March 31, 2024 and June 30, 2024 with or without the 2024 contributions.
The obligations under the governing agreements are guaranteed by certain of People Inc.’s wholly-owned domestic subsidiaries and are secured by substantially all of the assets of People Inc. and those subsidiaries.
Long-term Debt Maturities:
The Term Loan A-1 requires quarterly principal payments of $4.4 million commencing September 30, 2025 through December 31, 2027, $8.8 million thereafter through December 31, 2028 and $13.1 million thereafter through maturity. The Term Loan B-2 requires quarterly principal payments of $1.8 million commencing March 31, 2026 through maturity. Annually, the Term Loan B-2 may require additional principal payments as part of an excess cash flow sweep provision, the amount of which, in part, is governed by the applicable net leverage ratio and further subject to the excess cash flow exceeding certain thresholds as defined in the governing agreements. No such payment was required on the Term Loan B-1 related to the period ended December 31, 2024.
Long-term debt maturities at June 30, 2025 are summarized in the table below:

Year Ending December 31,	(In thousands)
Remainder of 2025	$8,750
2026	24,500
2027	24,500
2028	42,000
2029	59,500
Thereafter	1,290,750
Total	1,450,000
Less: current portion of long-term debt	21,000
Less: unamortized original issue discount	3,625
Less: unamortized debt issuance costs	13,043
Total long-term debt, net	$1,412,332

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Any time prior to June 15, 2028, People Inc. may redeem all or a part of the 2032 Notes, by providing notice pursuant to the Indenture, at a redemption price equal to 100% of the principal amount of the 2032 Notes to be redeemed plus the applicable premium, as defined in the Indenture, and accrued and unpaid interest, if any, to, but not including, the date of redemption. On and after June 15, 2028, the 2032 Notes may be redeemed at the prices set forth below (expressed as percentages of principal amount of the 2032 Notes to be redeemed), plus accrued and unpaid interest thereon, if any, to, but not including, the applicable redemption date, if redeemed during the twelve-month period beginning on June 15 of the years indicated below:

Year	Percentage
2028	103.813%
2029	101.906%
2030 and thereafter	100.000%
Prior to June 15, 2028, during each twelve-month period commencing with June 16, 2025, up to 10% of the aggregate principal amount of the 2032 Notes may be redeemed at a redemption price equal to 103.0% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date.
Interest Rates and Interest Rate Swaps:
Prior to the effectiveness of Amendment No. 2 and Amendment No. 3, the Term Loan A bore interest at an adjusted term secured overnight financing rate (“SOFR”) plus an applicable margin depending on People Inc.’s most recently reported consolidated net leverage ratio, each as defined in the governing agreements. The adjustment to SOFR was fixed at 0.10% under Amendment No. 1, and such adjustment was removed upon the execution of Amendment No. 2. At June 30, 2025, the Term Loan A-1 bore interest at SOFR plus 2.00%, or 6.31%. At December 31, 2024, the Term Loan A bore interest at an adjusted term SOFR plus 2.25%, or 6.94%. At June 30, 2025 and December 31, 2024, the Term Loan B-2 and the Term Loan B-1, respectively, bore interest at SOFR, subject to a minimum of 0.50%, plus 3.50%, or 7.82% and 8.05%, respectively, as the applicable margin was unchanged under the governing agreements. Interest payments are due at least quarterly through the respective maturity dates of the Term Loans.
People Inc. holds interest rate swaps with a total notional amount of $350 million, which synthetically convert a portion of the Term Loan B-2 and, prior to the effectiveness of Amendment No. 3, the Term Loan B-1, from a variable rate to a fixed rate to manage interest rate risk exposure until April 1, 2027. Should SOFR continue to equal or exceed 0.50%, then the fixed rate for the Term Loan B-2 will be approximately 7.32% ((i) the weighted average fixed interest rate of approximately 3.82% on the interest rate swaps and (ii) the base rate of 3.50%). In the event SOFR becomes less than 0.50%, then the interest rate swaps would be fixed in a range from approximately 7.32% to 7.42% as determined by the governing agreements.
People Inc. has designated the interest rate swaps as cash flow hedges and applies hedge accounting to these contracts in accordance with FASB ASC Topic 815, Derivatives and Hedging. As cash flow hedges, the interest rate swaps are recognized at fair value on the balance sheet as either assets or liabilities, with the changes in fair value recorded in “Accumulated other comprehensive loss” in the balance sheet. Realized gains or losses are reclassified into “Interest expense” in the statement of operations. The cash flows related to interest settlements of the hedged monthly interest payments are classified as operating activities in the statement of cash flows, consistent with the interest expense on the related Term Loan B-2 and the Term Loan B-1.
People Inc. assessed hedge effectiveness at the time of entering into these agreements and determined these interest rate swaps are expected to be highly effective. People Inc. evaluates the hedge effectiveness of the interest rate swaps quarterly, or more frequently, if necessary, by verifying (i) that the critical terms of the interest rate swaps continue to match the critical terms of the hedged interest payments and (ii) that it is probable the counterparties will not default. If the two requirements are met, the interest rate swaps are determined to be effective and all changes in the fair value of the interest rate swaps are recorded in “Accumulated other comprehensive loss.” See “Note 4—Accumulated Other Comprehensive Loss” for the net unrealized gains and losses before reclassifications in “Accumulated other comprehensive loss” and realized gains reclassified into “Interest expense” for the three and six months ended June 30, 2025 and 2024. At June 30, 2025, less than $0.1 million is expected to be reclassified into interest expense within the next twelve months as net realized gains.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 4—ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables present the components of accumulated other comprehensive loss, net of income tax.

	Three Months Ended June 30, 2025
	Foreign Currency Translation Adjustment	Unrealized Losses On Interest Rate Swaps	Accumulated Other Comprehensive (Loss) Income
	(In thousands)
Balance at April l	$(10,500)	$(493)	$(10,993)
Other comprehensive income (loss) before reclassifications	701	(362)	339
Amounts reclassified to earnings	—	(448)	(448)
Net current period other comprehensive income (loss)	701	(810)	(109)
Balance at June 30	$(9,799)	$(1,303)	$(11,102)

	Three Months Ended June 30, 2024
	Foreign Currency Translation Adjustment	Unrealized Gains On Interest Rate Swaps	Unrealized (Losses) Gains On Available-For-Sale Marketable Debt Securities	Accumulated Other Comprehensive (Loss) Income
	(In thousands)
Balance at April l	$(9,892)	$3,001	$(2)	$(6,893)
Other comprehensive (loss) income before reclassifications	(149)	1,906	2	1,759
Amounts reclassified to earnings	(9)	(1,332)	—	(1,341)
Net current period other comprehensive (loss) income	(158)	574	2	418
Accumulated other comprehensive loss allocated to noncontrolling interests during the period	2	—	—	2
Balance at June 30	$(10,048)	$3,575	$—	$(6,473)

	Six Months Ended June 30, 2025
	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) On Interest Rate Swaps	Accumulated Other Comprehensive (Loss) Income
	(In thousands)
Balance at January 1	$(12,703)	$1,307	$(11,396)
Other comprehensive income (loss) before reclassifications	3,282	(1,717)	1,565
Amounts reclassified to earnings	—	(893)	(893)
Net current period other comprehensive income (loss)	3,282	(2,610)	672
Accumulated other comprehensive loss allocated to noncontrolling interests during the period	4	—	4
Distribution of Angi	(382)	—	(382)
Balance at June 30	$(9,799)	$(1,303)	$(11,102)

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
The amounts reclassified out of foreign currency translation adjustment into earnings for the three and six months ended June 30, 2024 relate to the substantial liquidation of international subsidiaries.
At June 30, 2025 and 2024, there was $0.4 million of deferred income tax benefit and $1.1 million of deferred income tax provision, respectively, related to unrealized losses and gains on interest rate swaps. At June 30, 2024, there was no deferred income tax provision or benefit related to net unrealized gains and losses on available-for-sale marketable debt securities.
NOTE 5—SEGMENT INFORMATION
The overall concept that the Company employs in determining its operating segments is to present the financial information in a manner consistent with the chief operating decision maker’s (“CODM”) view of the businesses. The Office of the Chairman, which is comprised of certain executives and members of the board of directors, is the CODM of the Company. In determining our operating segments, we consider how the businesses are organized as to segment management and the focus of the businesses with regards to the types of services or products offered or the target market. In the case of Emerging & Other, operating segments are combined for reporting purposes because they do not meet the quantitative thresholds that require presentation as separate reportable segments.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Disaggregated Revenue
The following table presents revenue by reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Revenue
People Inc.
Digital	$260,361	$238,081	$484,577	$447,405
Print	173,542	191,681	347,336	377,581
Intersegment eliminations(a)	(6,533)	(4,601)	(11,472)	(9,285)
Total People Inc.	427,370	425,161	820,441	815,701
Care.com	82,020	87,650	170,872	180,177
Search	61,690	101,756	132,019	210,229
Emerging & Other	15,877	19,886	34,164	53,900
Intersegment eliminations(b)	(29)	(60)	(79)	(1,324)
Total	$586,928	$634,393	$1,157,417	$1,258,683
_____________________
(a)    Intersegment eliminations primarily relate to Digital performance marketing commissions earned for the placement of magazine subscriptions for Print.
(b)    For the six months ended June 30, 2024, intersegment eliminations primarily relate to advertising sold by People Inc. to other IAC owned businesses.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table presents the revenue of the Company’s segments disaggregated by type of service:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
People Inc.
Digital:
Advertising revenue	$161,178	$153,429	$295,747	$286,328
Performance marketing revenue	61,055	53,542	118,321	105,086
Licensing and other revenue	38,128	31,110	70,509	55,991
Total Digital revenue	260,361	238,081	484,577	447,405
Print:
Subscription revenue	73,470	76,115	147,816	154,106
Advertising revenue	36,794	45,136	74,037	87,609
Project and other revenue	31,186	37,990	57,107	66,544
Newsstand revenue	26,529	24,132	54,624	50,418
Performance marketing revenue	5,563	8,308	13,752	18,904
Total Print revenue	173,542	191,681	347,336	377,581
Intersegment eliminations(a)	(6,533)	(4,601)	(11,472)	(9,285)
Total People Inc. revenue	$427,370	$425,161	$820,441	$815,701

Care.com
Consumer revenue	$43,407	$47,596	$90,949	$99,924
Enterprise revenue	38,613	40,054	79,923	80,253
Total Care.com revenue	$82,020	$87,650	$170,872	$180,177

Search
Advertising revenue:
Google advertising revenue	$61,644	$98,888	$131,858	$202,407
Non-Google advertising revenue	38	2,494	144	6,936
Total advertising revenue	61,682	101,382	132,002	209,343
Other revenue	8	374	17	886
Total Search revenue	$61,690	$101,756	$132,019	$210,229

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Segment Expenses
The following table presents the significant segment expenses regularly provided to the CODM for each of the Company’s reportable segments that are included in determining Segment Adjusted EBITDA, which is the Company’s segment reporting performance measure:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
People Inc.
Digital:
Cost of revenue	$76,832	$67,215	$146,461	$127,281
Selling and marketing expense	65,733	52,937	125,046	108,115
General and administrative expense	26,027	24,595	51,374	50,662
Product development expense	28,760	29,888	56,332	60,942
Total Digital expenses	197,352	174,635	379,213	347,000
Print:
Cost of revenue	82,588	94,366	165,735	190,949
Selling and marketing expense	62,509	69,892	127,173	139,729
General and administrative expense	10,285	11,774	21,159	25,554
Product development expense	1,429	2,439	3,083	5,192
Total Print expenses	156,811	178,471	317,150	361,424
Other:
Other(c)(d)	10,119	10,232	(14,362)	19,896
Intersegment eliminations	(6,533)	(4,601)	(11,472)	(9,285)
Total People Inc. expenses	$357,749	$358,737	$670,529	$719,035

Care.com
Cost of revenue	$19,329	$19,843	$37,293	$39,146
Selling and marketing expense	25,395	24,900	48,860	50,975
General and administrative expense	18,146	27,343	36,643	45,221
Product development expense	13,311	12,869	27,743	25,707
Total Care.com expenses	$76,181	$84,955	$150,539	$161,049

Search
Traffic acquisition costs and online marketing(e)	$49,645	$86,405	$109,596	$179,103
Other segment items(f)	6,944	10,706	14,313	22,104
Total Search expenses	$56,589	$97,111	$123,909	$201,207
_____________________
(c)    Other comprises unallocated corporate expenses.
(d)    The six months ended June 30, 2025 include a gain of $36.2 million related to the termination of a lease for certain unoccupied office space, which otherwise would have expired in 2032.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Segment Adjusted EBITDA:
People Inc.
Digital	$63,009	$63,446	$105,364	$100,405
Print	16,731	13,210	30,186	16,157
Other(c)(d)	(10,119)	(10,232)	14,362	(19,896)
Total People Inc.	69,621	66,424	149,912	96,666
Care.com	5,839	2,695	20,333	19,128
Search	5,101	4,645	8,110	9,022
Emerging & Other	(6,338)	(6,507)	(10,856)	(27,146)
Total Segment Adjusted EBITDA	$74,223	$67,257	$167,499	$97,670

The following table reconciles total Segment Adjusted EBITDA to (loss) earnings from continuing operations before income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Total Segment Adjusted EBITDA	$74,223	$67,257	$167,499	$97,670
Corporate Adjusted EBITDA loss	(22,785)	(22,485)	(65,206)	(47,357)
Stock-based compensation expense(g)	(19,475)	(20,427)	925	(39,937)
Depreciation	(7,980)	(9,124)	(19,926)	(21,848)
Amortization of intangibles	(23,408)	(36,710)	(46,941)	(73,438)
Interest expense	(37,167)	(34,474)	(65,481)	(69,154)
Unrealized gain (loss) on investment in MGM Resorts International	307,437	(179,284)	(16,828)	(15,533)
Other income, net	2,828	50,123	10,516	80,444
Earnings (loss) from continuing operations before income taxes	$273,673	$(185,124)	$(35,442)	$(89,153)

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
_____________________
(g)    The six months ended June 30, 2025 reflect the reversal of $49.8 million of previously recognized stock-based compensation expense related to the forfeiture of our former Chief Executive Officer’s (“CEO”) restricted stock award pursuant to an employment transition agreement (the “Employment Transition Agreement”) entered into on January 13, 2025, partially offset by $14.9 million of stock-based compensation expense related to the transfer of 5.0 million Class B shares of Angi held by the Company, prior to the Distribution to our former CEO, pursuant to the Employment Transition Agreement.
Segment Assets
Segment asset information is not regularly presented to the CODM.
Capital Expenditures
The following table presents capital expenditures:

	Six Months Ended June 30,
	2025	2024
	(In thousands)
People Inc.	$7,734	$6,257
Care.com	955	90
Corporate	422	13
Total	$9,111	$6,360
Geographic Information
Revenue by geography is based on where the customer is located. Geographic information about revenue and long-lived assets is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Revenue:
United States	$539,650	$555,177	$1,063,415	$1,091,464
All other countries	47,278	79,216	94,002	167,219
Total	$586,928	$634,393	$1,157,417	$1,258,683

	June 30, 2025	December 31, 2024
	(In thousands)
Long-lived assets (excluding goodwill and intangible assets):
United States	$508,224	$535,608
All other countries	1,966	2,348
Total	$510,190	$537,956

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 6—PENSION AND POST-RETIREMENT BENEFIT PLANS
The following tables present the components of net periodic benefit cost (credit) for the People Inc. pension and post-retirement benefit plans:

	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024
	Pension		Post-Retirement	Pension		Post-Retirement
	Domestic	International	Domestic	Domestic	International	Domestic
	(In thousands)
Service cost	$—	$—	$—	$51	$—	$—
Interest cost	37	5,453	53	742	4,759	52
Expected return on plan assets	—	(5,441)	—	(548)	(4,760)	—
Actuarial loss (gain) recognition	40	—	—	(841)	—	—
Net periodic benefit cost (credit)	$77	$12	$53	$(596)	$(1)	$52

	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
	Pension		Post-Retirement	Pension		Post-Retirement
	Domestic	International	Domestic	Domestic	International	Domestic
	(In thousands)
Service cost	$—	$—	$—	$102	$—	$—
Interest cost	74	10,608	106	1,471	9,546	103
Expected return on plan assets	—	(10,584)	—	(1,112)	(9,547)	—
Actuarial loss (gain) recognition	40	—	—	(1,104)	—	—
Net periodic benefit cost (credit)	$114	$24	$106	$(643)	$(1)	$103

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
The computation of the annual expected effective income tax rate at each interim period requires certain estimates and assumptions including, but not limited to, the expected pre-tax income (or loss) for the year, projections of the proportion of income (and/or loss) earned and taxed in foreign jurisdictions, permanent and temporary differences and the likelihood of the realization of deferred tax assets generated in the current year. The accounting estimates used to compute the provision or benefit for income taxes may change as new events occur, more experience is acquired, additional information is obtained or the Company’s tax environment changes. To the extent that the expected annual effective income tax rate changes during a quarter, the effect of the change on prior quarters is included in income tax provision or benefit in the quarter in which the change occurs. Included in the income tax provision for the three months ended June 30, 2025 was a benefit of $4.1 million due to a higher estimated annual effective tax rate from that applied to the first quarter’s ordinary loss. The higher estimated annual effective rate was due primarily to the increased impact that forecasted non-deductible expenses had on the decrease in forecasted ordinary pre-tax income.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
For the three months ended June 30, 2025, the Company recorded an income tax provision of $63.0 million, which represents an effective income tax rate of 23%, which was higher than the statutory rate of 21% due primarily to a deferred tax adjustment, state taxes and research credits, partially offset by non-deductible compensation expense and the realization of a capital loss. For the six months ended June 30, 2025, the Company recorded an income tax benefit of $16.2 million, which represents an effective income tax rate of 46%, which was higher than the statutory rate of 21% due primarily to nontaxable stock-based compensation expense, state taxes and the realization of a capital loss, partially offset by research credits and a deferred tax adjustment. The nontaxable stock-based compensation expense was reversed due to the forfeiture of our former CEO’s restricted stock award pursuant to the Employment Transition Agreement. For the three months ended June 30, 2024, the Company recorded an income tax benefit of $40.4 million, which represents an effective income tax rate of 22%, which was higher than the statutory rate of 21% due primarily to state taxes and research credits, partially offset by non-deductible compensation expense. For the six months ended June 30, 2024, the Company recorded an income tax provision, despite a pre-tax loss, of $6.1 million due primarily to the non-deductible portion of goodwill in the sale of the assets of Mosaic Group and non-deductible compensation expense, partially offset by the realization of a capital loss and research credits.
As a result of the Distribution, the Company has allocated to Angi a portion of the tax attributes related to the consolidated federal and state tax filings pursuant to the Internal Revenue Code and applicable state law. This allocation requires that the Company’s net deferred tax liability be adjusted in the year of the Distribution with a corresponding adjustment to additional paid-in capital. The allocation of attributes that was recorded as of the Distribution on March 31, 2025 was preliminary and subject to adjustments. An allocation of additional tax attributes will be made at the close of the tax year on December 31, 2025 as an adjustment to additional paid-in capital, as well as upon the filing of the 2025 tax return and potential tax audits in the future.
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
The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in the income tax provision. At June 30, 2025 and December 31, 2024, accruals for interest and penalties are not material.
At June 30, 2025 and December 31, 2024, unrecognized tax benefits, including interest and penalties, were $15.9 million and $14.6 million, respectively. Unrecognized tax benefits, including interest and penalties, at June 30, 2025 increased by $1.3 million due primarily to research credits. If unrecognized tax benefits at June 30, 2025 are subsequently recognized, $14.9 million, net of related deferred tax assets and interest, would reduce income tax expense. The comparable amount at December 31, 2024 was $13.7 million. The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease by $0.3 million by June 30, 2026 due to expected settlements and statute expirations, all of which would reduce the income tax provision from continuing operations.
On July 4, 2025, the “One Big Beautiful Bill Act” (the “Act”) was enacted into law. The Act has multiple changes to the Internal Revenue Code with certain changes effective in 2025 and others with effective dates through 2027.  These changes include allowing accelerated tax deductions for domestic research expenditures and qualified property, and changes to the net interest expense deduction limitations. We are in the process of evaluating the impact of the Act to our financial statements; the impact will be recorded in the third quarter of 2025.

NOTE 8—EARNINGS (LOSS) PER SHARE
The Company treats its common stock and Class B common stock as one class of stock for net earnings (loss) per share (“EPS”) purposes as both classes of stock participate in earnings, dividends and other distributions on the same basis.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
On January 13, 2025, the restricted common stock award of 3.0 million shares (“restricted shares”) previously issued to our former CEO on November 5, 2020 (such award, the “Restricted Stock Award”), which was a participating security, was forfeited by our former CEO pursuant to the Employment Transition Agreement. The Company calculated basic EPS using the two-class method prior to the restricted shares being forfeited because those restricted shares were unvested and had a non-forfeitable dividend right in the event the Company declared a cash dividend on its common shares and would have participated in all other distributions of the Company in the same manner as all other IAC common shares. Diluted EPS is calculated on the most dilutive basis, which excludes stock-based awards that would be anti-dilutive, including prior to its forfeiture the restricted stock award previously granted to our former CEO.
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

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The numerator and denominator of basic and diluted EPS computations for the Company’s common stock and Class B common stock are calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands, except per share data)
Basic EPS:
Numerator:
Net earnings (loss) from continuing operations	$210,633	$(144,692)	$(19,248)	$(95,248)
Net loss attributable to noncontrolling interests of continuing operations	819	142	829	258
Net earnings attributed to unvested participating security	—	—	—	—
Net earnings (loss) from continuing operations attributable to IAC common stock and Class B common stock shareholders	211,452	(144,550)	(18,419)	(94,990)

Earnings (loss) from discontinued operations, net of tax	—	3,225	15,313	(1,247)
Net earnings attributable to noncontrolling interests of discontinued operations	—	(907)	(2,247)	(964)
Net loss attributed to unvested participating security	—	—	—	—
Net earnings (loss) from discontinued operations attributable to IAC common stock and Class B common stock shareholders	—	2,318	13,066	(2,211)

Net earnings (loss) attributable to IAC common stock and Class B common stock shareholders	$211,452	$(142,232)	$(5,353)	$(97,201)

Denominator:
Weighted average basic IAC common stock and Class B common stock shares outstanding(a)	80,195	83,100	81,402	83,036

Earnings (loss) per share:
Earnings (loss) per share from continuing operations attributable to IAC common stock and Class B common stock shareholders	$2.64	$(1.74)	$(0.23)	$(1.14)
Earnings (loss) per share from discontinued operations, net of tax, attributable to IAC common stock and Class B common stock shareholders	—	0.03	0.16	(0.03)
Earnings (loss) per share attributable to IAC common stock and Class B common stock shareholders	$2.64	$(1.71)	$(0.07)	$(1.17)

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands, except per share data)
Diluted EPS:
Numerator:
Net earnings (loss) from continuing operations	$210,633	$(144,692)	$(19,248)	$(95,248)
Net loss attributable to noncontrolling interests of continuing operations	819	142	829	258
Net earnings attributed to unvested participating security	—	—	—	—
Net earnings (loss) from continuing operations attributable to IAC common stock and Class B common stock shareholders	211,452	(144,550)	(18,419)	(94,990)

Earnings (loss) from discontinued operations, net of tax	—	3,225	15,313	(1,247)
Net earnings attributable to noncontrolling interests of discontinued operations	—	(907)	(2,247)	(964)
Net loss attributed to unvested participating security	—	—	—	—
Net earnings (loss) from discontinued operations attributable to IAC common stock and Class B common stock shareholders	—	2,318	13,066	(2,211)

Net earnings (loss) attributable to IAC common stock and Class B common stock shareholders	$211,452	$(142,232)	$(5,353)	$(97,201)

Denominator:
Weighted average basic IAC common stock and Class B common stock shares outstanding(a)	80,195	83,100	81,402	83,036
Dilutive securities(b)(c)	2,011	—	—	—
Denominator for earnings per share—weighted average shares(b)(c)	82,206	83,100	81,402	83,036

Earnings (loss) per share:
Earnings (loss) per share from continuing operations attributable to IAC common stock and Class B common stock shareholders	$2.57	$(1.74)	$(0.23)	$(1.14)
Earnings (loss) per share from discontinued operations, net of tax, attributable to IAC common stock and Class B common stock shareholders	—	0.03	0.16	(0.03)
Earnings (loss) per share attributable to IAC common stock and Class B common stock shareholders	$2.57	$(1.71)	$(0.07)	$(1.17)
_____________________
(a)     On November 5, 2020, IAC’s CEO was granted the Restricted Stock Award. On January 13, 2025, the Restricted Stock Award was forfeited by our former CEO pursuant to the Employment Transition Agreement. The Company calculated basic EPS using the two-class method prior to the restricted shares being forfeited because those restricted shares were unvested and had a non-forfeitable dividend right in the event the Company declared a cash dividend on its common shares and would have participated in all other distributions of the Company in the same manner as all other IAC common shares.
(b)    If the effect is dilutive, weighted average common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and subsidiary denominated equity and vesting of restricted stock units (“RSUs”). For the three months ended June 30, 2025, 0.7 million of potentially dilutive securities were excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive.
(c)    For the six months ended June 30, 2025 and the three and six months ended June 30, 2024, the Company had a loss from continuing operations and, as a result approximately 4.5 million and 8.0 million, respectively, of potentially dilutive securities were excluded from computing diluted EPS for the periods because the impact would have been anti-dilutive. Accordingly, the weighted average basic shares outstanding were used to compute the EPS amounts for the six months ended June 30, 2025 and the three and six months ended June 30, 2024.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 9—FINANCIAL STATEMENT DETAILS
Cash and Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the balance sheet to the total amounts shown in the statement of cash flows:

	June 30, 2025	December 31, 2024	June 30, 2024	December 31, 2023
	(In thousands)
Cash and cash equivalents	$1,093,866	$1,381,736	$1,216,880	$933,401
Restricted cash included in other current assets	1,705	8,974	8,618	8,539
Restricted cash included in other non-current assets	7,888	—	—	—
Cash and cash equivalents included in current assets of discontinued operations	—	416,434	400,253	364,044
Restricted cash included in non-current assets of discontinued operations	—	111	250	257
Total cash and cash equivalents and restricted cash as shown on the statement of cash flows	$1,103,459	$1,807,255	$1,626,001	$1,306,241
Restricted cash included in “Other non-current assets” in the balance sheet at June 30, 2025 and “Other current assets” at December 31, 2024, June 30, 2024 and December 31, 2023 primarily consists of cash held in escrow related to the funded People Inc. pension plan in the United Kingdom. Restricted cash included in “Other current assets” for all periods presented also includes cash held related to insurance programs at Care.com.
Credit Losses
The following table presents the changes in the allowance for credit losses:

	Six Months Ended June 30,
	2025	2024
	(In thousands)
Balance at January 1	$7,409	$7,695
Current period provision for credit losses	2,121	765
Write-offs charged against the allowance	(2,846)	(2,402)
Recoveries collected	61	25
Other	—	160
Balance at June 30	$6,745	$6,243
Accumulated Depreciation and Amortization
The following table provides the accumulated depreciation and amortization within the balance sheet:

Asset Category	June 30, 2025	December 31, 2024
	(In thousands)
Buildings, equipment, leasehold improvements and capitalized software	$190,550	$178,092
Intangible assets	$679,449	$662,819

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Other income, net

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Interest income	$11,270	$16,962	$25,734	$33,850
Net (downward) upward adjustments to the carrying value of equity securities without readily determinable fair values and net gain (loss) on sales of investments and businesses (including unrealized losses on investments)(a)	(11,219)	2,262	(18,845)	28,203
Unrealized increase in the estimated fair value of a warrant	—	30,624	—	20,393
Other	2,777	275	3,627	(2,002)
Other income, net	$2,828	$50,123	$10,516	$80,444
_____________________
(a)     Includes a pre-tax gain of $29.2 million on the sale of assets of Mosaic Group, which was included within Emerging & Other, and was accounted for as a sale of a business, in the six months ended June 30, 2024.

NOTE 10—CONTINGENCIES
In the ordinary course of business, the Company is subject to various lawsuits and other contingent matters. The Company establishes accruals for specific legal and other matters when it determines that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable. Management has also identified certain legal and other matters where it believes an unfavorable outcome is not probable and, therefore, no accrual is established. Although management currently believes that resolving claims against the Company, including claims where an unfavorable outcome is reasonably possible, and for which the Company cannot estimate a loss or range of loss, will not have a material impact on the liquidity, results of operations, or financial condition of the Company, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future. The Company also evaluates other contingent matters, including unrecognized tax benefits and non-income tax contingencies, to assess the likelihood of an unfavorable outcome and estimated extent of potential loss. It is possible that an unfavorable outcome of one or more of these lawsuits or other contingencies could have a material impact on the liquidity, results of operations or financial condition of the Company. See “Note 7—Income Taxes” for information related to unrecognized tax benefits.
NOTE 11—RELATED PARTY TRANSACTIONS
IAC and Angi
Allocation of CEO Compensation and Certain Expenses
Our former CEO served as the CEO of Angi from October 10, 2022 through April 8, 2024, at which point Angi appointed a new CEO. As a result, IAC allocated $0.3 million and $2.4 million for the three and six months ended June 30, 2024, respectively, in costs to Angi (including salary, benefits, stock-based compensation and costs related to IAC’s CEO’s office). These costs were allocated from IAC based upon time spent on Angi by our former CEO. Management considered the allocation method to be reasonable. The allocated costs also included costs directly attributable to Angi that were initially paid for by IAC and billed by IAC to Angi.
The Combination, Distribution and Related Agreements
The Company and Angi, in connection with the transaction resulting in the formation of Angi in 2017, which is referred to as the “Combination,” entered into a contribution agreement, an investor rights agreement, a services agreement, a tax sharing agreement and an employee matters agreement, which collectively governed the relationship between IAC and Angi prior to the Distribution.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
During the first quarter of 2025, pursuant to the employee matters agreement and prior to the Distribution and the one-for-ten reverse stock split at Angi that occurred on March 24, 2025, 1.2 million shares of Angi Class A common stock were issued to a subsidiary of the Company as reimbursement for IAC common stock issued in connection with the exercise and settlement of certain Angi stock appreciation rights.
The services agreement governed services that IAC provided to Angi through the Distribution. In connection with the Distribution, Angi and IAC updated the schedule of services provided under the services agreement to reflect the provision of certain services requested by Angi through the earlier of March 31, 2026, or such time as Angi may notify IAC that it no longer requires such services, on terms consistent with the services agreement, including Angi’s continued participation in IAC’s U.S. health and welfare plans, 401(k) plan and flexible benefits plan through December 31, 2025.
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
IAC and Vimeo Inc. (“Vimeo”)
In connection with the spin-off of Vimeo from IAC, the parties entered in several agreements to govern their relationship following the completion of the transaction, certain of which remain in effect and are as follows: a separation agreement, a tax matters agreement and an employee matters agreement. Following the completion of the transaction, Vimeo and IAC entered into certain commercial agreements, including lease agreements between Vimeo and the Company’s then subsidiary, Angi. The Company and Vimeo are related parties because Mr. Diller is the beneficial owner of more than ten percent of the voting interests in both IAC and Vimeo.
Prior to the Distribution, Angi charged Vimeo rent pursuant to lease agreements of $0.9 million in the first quarter of 2025 and $0.8 million and $1.7 million for the three and six months ended June 30, 2024, respectively, which is included in “Earnings (loss) from discontinued operations, net of tax” in the statement of operations. The Company had non-current rent receivable amounts of $0.4 million at December 31, 2024 due from Vimeo pursuant to the lease agreements. This amount is included in “Non-current assets of discontinued operations” in the balance sheet.
IAC and Expedia Group
At June 30, 2025, the Company and Expedia Group each have 50% ownership interest in two aircraft that may be used by both companies. Members of the aircraft flight crew are employed by an entity in which the Company and Expedia Group each have 50% ownership interest. The Company and Expedia Group have agreed to allocate fixed costs, including flight crew compensation and benefits, 50% to each company and share variable costs pro-rata according to each company’s respective usage of the aircraft, for which they are separately billed by the entity described above. The Company and Expedia Group are related parties because Mr. Diller serves as Chairman and Senior Executive of both IAC and Expedia Group. For both the three and six months ended June 30, 2025 and 2024, total payments made to this entity by the Company were not material.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Expedia Group may also use an aircraft owned 100% by a subsidiary of the Company on a cost basis. For both the three and six months ended June 30, 2025 and 2024, the payments made by Expedia Group to the Company pursuant to this arrangement were not material.
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
The components of assets and liabilities of discontinued operations in the balance sheet at December 31, 2024 consisted of the following:

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
The components of the earnings (loss) from discontinued operations, net of tax for the six months ended June 30, 2025 and the three and six months ended June 30, 2024 in the statement of operations consisted of the following:

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	January 1 through March 31, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024

Revenue	$245,913	$315,134	$620,524
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	13,015	14,152	26,649
Selling and marketing expense	118,541	158,397	314,245
General and administrative expense(a)	56,964	83,992	169,189
Product development expense	27,087	24,779	48,535
Depreciation	9,948	24,324	48,173
Total operating costs and expenses	225,555	305,644	606,791
Operating income from discontinued operations	20,358	9,490	13,733
Interest expense	(5,044)	(5,041)	(10,079)
Other income, net	4,828	4,570	9,054
Earnings from discontinued operations before tax	20,142	9,019	12,708
Income tax provision	(4,829)	(5,794)	(13,955)
Earnings (loss) from discontinued operations, net of tax	$15,313	$3,225	$(1,247)
_____________________
(a)    On January 13, 2025, IAC and its former CEO entered into an Employment Transition Agreement. As a result, the 3.0 million shares of IAC restricted stock previously granted to our former CEO were forfeited. The six months ended June 30, 2025 include the reversal of $10.2 million in stock-based compensation expense that was previously recognized by Angi with respect to the restricted shares. The stock-based compensation expense recognized by Angi was attributable to the period from October 10, 2023 through April 8, 2024 when our former CEO served as CEO of Angi. See “Note 11—Related Party Transactions” for additional information.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL
Management Overview
On July 31, 2025, Dotdash Meredith Inc. was rebranded “People Inc.” and is referred to as such throughout this report. Dotdash Meredith Inc. remains the entity’s legal name.
IAC today is comprised of category leading businesses, including People Inc. and Care.com, among others, and holds strategic equity positions in MGM Resorts International (“MGM”) and Turo Inc. (“Turo”).
As used herein, “IAC,” the “Company,” “we,” “our” or “us” and other similar terms refer to IAC Inc. and its subsidiaries (unless the context requires otherwise).
For a more detailed description of the Company’s operating businesses, see “Description of IAC Businesses” included in “Item 1—Business” to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
Angi Inc. Spin-Off
On March 31, 2025, IAC completed the spin-off of Angi Inc. (“Angi”) by means of a special dividend (the “Distribution”) of all shares of Angi capital stock held by IAC to holders of its common stock and Class B common stock. As a result of the Distribution, IAC no longer owns any shares of Angi’s capital stock and Angi became an independent public company. On November 1, 2023, Angi completed the sale of Total Home Roofing, LLC (“Roofing”) and reflected it as a discontinued operation in its standalone financial statements. At the time of its sale, Roofing did not meet the threshold to be reflected as a discontinued operation at the IAC level, therefore, IAC moved Roofing to Emerging & Other. As a result of the Distribution, the operations of Angi, which include Roofing, are presented as discontinued operations within IAC’s consolidated financial statements for all periods prior to March 31, 2025. See “Note 12—Discontinued Operations” in the accompanying notes to the financial statements included in “Item 1—Consolidated Financial Statements” for additional information.
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
IAC Businesses (for additional information see “Note 5—Segment Information” in the accompanying notes to the financial statements included in “Item 1—Consolidated Financial Statements”):
•People Inc. - one of the largest digital and print publishers in America and is committed to content—made by people for people—that delights, teaches, inspires and entertains. More than 175 million people trust People Inc. each month to help them make decisions, take action, and find inspiration. People Inc.’s over 40 iconic brands include PEOPLE, Better Homes & Gardens, Verywell, Food & Wine, Travel + Leisure, Allrecipes, REAL SIMPLE, Investopedia, and Southern Living. People Inc. has two operating segments: (i) Digital, which includes its digital, mobile and licensing operations; and (ii) Print, which includes its magazine subscription and newsstand operations;
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
People Inc.
•Digital Revenue - includes advertising revenue, performance marketing revenue and licensing and other revenue.
◦Advertising revenue - primarily includes revenue generated from digital advertisements and intent-based advertising targeting capabilities (D/Cipher+), which are sold directly to advertisers or through advertising agencies and programmatic advertising networks.
◦Performance marketing revenue - primarily includes commissions generated through affiliate commerce, performance marketing services and affinity marketing channels. Affiliate commerce commission revenue is generated when People Inc.’s branded content refers consumers to commerce partner websites resulting in a purchase or transaction. Performance marketing services commission revenue is generated on a cost-per-click or cost-per-action basis. Affinity marketing programs are arrangements where People Inc. acts as an agent for both People Inc. and third-party publishers to market and place magazine subscriptions online for which commission revenue is earned when a subscriber name has been provided to the publisher.
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
•Print Revenue - primarily includes subscription, advertising, newsstand, project and other, and performance marketing revenue. Project and other and performance marketing revenue include revenue from advertising agency related revenue and customer publishing, and revenue from marketing third-party magazine subscriptions, respectively.
•Total Sessions - represents unique visits to all sites that are part of People Inc.’s network.
•Core Sessions - represents a subset of Total Sessions that comprises unique visits to People Inc.’s most significant (in terms of investment) owned and operated sites as follows:

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
•Enterprise Revenue - consists of revenue primarily generated through annual contracts with businesses (Care for Business) (employers or re-sellers) who provide access to Care.com’s suite of products and services as an employee benefit.

Operating Costs and Expenses:
•Cost of revenue (exclusive of depreciation) - consists primarily of traffic acquisition costs, which include (i) payments made to partners who direct traffic to our Ask Media Group websites and who distribute our business-to-business customized browser-based applications and (ii) the amortization of fees paid to Apple and Google related to the distribution of apps and the facilitation of in-app purchases. Traffic acquisition costs include payment of amounts based on revenue share and other arrangements. Cost of revenue also includes production, distribution and editorial costs at People Inc. related to the Print segment, compensation expense (including stock-based compensation expense) and other employee-related costs, content costs, hosting fees, credit card processing fees and payments made to care providers for Care For Business.
•Selling and marketing expense - consists primarily of advertising expenditures, which include online marketing expenditures, including fees paid to search engines, social media sites and other online marketing platforms, offline marketing expenditures, which primarily consists of costs related to television, streaming, direct mail and radio advertising within our Care.com segment, compensation expense (including stock-based compensation expense) and other employee-related costs for sales force and marketing personnel and subscription acquisition costs related to People Inc.
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
Long-term debt - All of the Company’s long-term debt are liabilities of People Inc. (For additional information see “Note 3—Long-term Debt” in the accompanying notes to the financial statements included in “Item 1—Consolidated Financial Statements”):
•Term Loan A-1 - due May 14, 2030. On May 14, 2025, People Inc. entered into the Incremental Assumption Agreement and Amendment No. 2 to the Credit Agreement ("Amendment No. 2"), which replaced $288.8 million of the then outstanding Term Loan A with $350 million of the Term Loan A-1 and provided for a new five-year $150 million revolving credit facility (“Revolving Facility”). At June 30, 2025, the outstanding balance of the Term Loan A-1 was $350.0 million and bore interest at secured overnight financing rate (“SOFR”) plus 2.00%, or 6.31%. At December 31, 2024, the outstanding balance of the Term Loan A was $297.5 million and bore interest at an adjusted term SOFR plus 2.25%, or 6.94%. The Term Loan A-1 requires quarterly principal payments commencing September 30, 2025.
•Term Loan B-2 - due June 16, 2032. On June 16, 2025, People Inc. completed the refinancing and replacement of its then outstanding $1.18 billion Term Loan B-1 with a combination of $700 million of the Term Loan B-2 and $400 million of the 7.625% Senior Secured Notes due June 15, 2032 (“2032 Notes”). At June 30, 2025 and December 31, 2024, the outstanding balances of the Term Loan B-2 and the Term Loan B-1 were $700.0 million and $1.18 billion, respectively, and bore interest at SOFR, subject to a minimum of 0.50%, plus 3.50%, or 7.82% and 8.05%, respectively, as the applicable margin was unchanged under the governing agreements. The Term Loan B-2 requires quarterly principal payments commencing March 31, 2026.
The Term Loan A, Term Loan A-1, Term Loan B-1 and Term Loan B-2 are collectively referred to herein as the “Term Loans.”

•2032 Notes - due June 15, 2032. At June 30, 2025 the outstanding balance of the 2032 Notes, described above, was $400.0 million.
•Revolving Facility - Amendment No. 2 provided for a revolving credit facility of $150 million, which expires on May 14, 2030, and replaced the then existing revolving credit facility. To date, People Inc. has not made any borrowings under any of its revolving credit facilities.
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
Google has made changes to the policies under the Services Agreement and has also made industry-wide changes that have in the past (and could in the future) require modifications to, or prohibit and/or render obsolete certain of our products, services and/or business practices, which have negatively impacted revenue and been costly to address (and could in the future), and which have had and could have an adverse effect on our business, financial condition and results of operations. Further, changes to certain of the economic terms of the Services Agreement became effective April 1, 2025 and could impact Search revenue. See “Note 1—The Company and Summary of Significant Accounting Policies” in the accompanying notes to the financial statements included in “Item 1—Consolidated Financial Statements” for additional information on the Services Agreement.

Results of Operations for the Three and Six Months Ended June 30, 2025 Compared to the Three and Six Months Ended June 30, 2024
The following discussion should be read in conjunction with “Item 1—Consolidated Financial Statements.”
Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	2025 Change		2025	2024	2025 Change
			$ Change	% Change			$ Change	% Change
	(Dollars in thousands)
People Inc.
Digital	$260,361	$238,081	$22,280	9%	$484,577	$447,405	$37,172	8%
Print	173,542	191,681	(18,139)	(9)%	347,336	377,581	(30,245)	(8)%
Intersegment eliminations	(6,533)	(4,601)	(1,932)	(42)%	(11,472)	(9,285)	(2,187)	(24)%
Total People Inc.	427,370	425,161	2,209	1%	820,441	815,701	4,740	1%
Care.com	82,020	87,650	(5,630)	(6)%	170,872	180,177	(9,305)	(5)%
Search	61,690	101,756	(40,066)	(39)%	132,019	210,229	(78,210)	(37)%
Emerging & Other	15,877	19,886	(4,009)	(20)%	34,164	53,900	(19,736)	(37)%
Intersegment eliminations	(29)	(60)	31	52%	(79)	(1,324)	1,245	94%
Total	$586,928	$634,393	$(47,465)	(7)%	$1,157,417	$1,258,683	$(101,266)	(8)%

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	Change	% Change	2025	2024	Change	% Change
Operating metrics:
People Inc.
Digital
Total Sessions (in millions)	2,444	2,573	(129)	(5)%	4,928	5,323	(395)	(7)%
Core Sessions (in millions)	2,202	2,165	37	2%	4,413	4,438	(25)	(1)%

For the three months ended June 30, 2025 compared to the three months ended June 30, 2024
•People Inc. revenue increased 1% to $427.4 million due to an increase of $22.3 million, or 9%, from Digital, partially offset by a decrease of $18.1 million, or 9%, from Print.
◦The Digital increase was due primarily to increases of $7.7 million, or 5%, in Advertising revenue, $7.5 million, or 14.0%, in Performance marketing revenue and $7.0 million, or 23%, in Licensing and Other revenue. The increase in Advertising revenue was driven primarily by an increase in premium advertising sold through the People Inc. sales team in the Health and Pharmaceuticals, Technology and Travel categories, partially offset by lower programmatic revenue primarily due to lower impression volumes driven by higher premium advertising growth and related impression consumption, partially offset by higher programmatic rates. The increase in Performance marketing revenue was due primarily to an increase in affiliate commerce commission revenue, partially offset by a decrease in performance marketing service revenue in the Finance category. The increase in Licensing and Other revenue was due primarily to improved performance from content syndication partners and Apple News+, as well as the contribution of a full quarter of OpenAI revenue, a partnership which began in May 2024 (the “OpenAI Partnership”).
◦The Print decrease was due primarily to decreases of $8.3 million, or 18%, in advertising revenue, $6.8 million, or 18%, in project and other revenue, $2.7 million, or 33%, in performance marketing revenue and $2.6 million, or 3% in subscription revenue, partially offset by an increase of $2.4 million, or 10%, in newsstand revenue. The decreases in advertising revenue, performance marketing revenue and subscription revenue are all due, in part, to ongoing portfolio optimization changes that resulted in a reduction in the number of issues sold in the current quarter compared to the prior year quarter and the ongoing migration of audience from print to digital platforms. The decrease in project and other revenue was due to a decrease in ticket sales for certain branded events. The increase in newsstand revenue was due primarily to an increase in the number of newsstand only issues produced in the current year and increased sales efficiency on titles produced in the prior year.
•Care.com revenue decreased 6% to $82.0 million due primarily to decreases of $4.2 million, or 9%, in Consumer Revenue and $1.4 million, or 4%, in Enterprise Revenue. The decrease in Consumer Revenue was driven by fewer Care.com platform subscriptions. The decrease in Enterprise Revenue was primarily due to lower overall product utilization.
•Search revenue decreased 39% to $61.7 million due to decreases of $32.8 million, or 39%, from Ask Media Group, resulting from channel mix, and a reduction in marketing through affiliate partners, which drove fewer visitors to our ad-supported search and content websites and, $7.3 million, or 41%, from Desktop due primarily to the continued decline in search queries from our legacy business-to-business partnership operations.
•Emerging & Other revenue decreased 20% to $15.9 million due primarily to a decrease of $4.7 million, or 99%, from IAC Films, partially offset by an increase in revenue of 14% from The Daily Beast.

For the six months ended June 30, 2025 compared to the six months ended June 30, 2024
•People Inc. revenue increased 1% to $820.4 million due to an increase of $37.2 million, or 8%, from Digital, partially offset by a decrease of $30.2 million, or 8%, from Print.
◦The Digital increase was due primarily to increases of $14.5 million, or 26%, in Licensing and Other revenue, $13.2 million, or 13%, in Performance marketing revenue and $9.4 million, or 3%, in Advertising revenue. The increase in Licensing and Other revenue was due primarily to the contribution of a full six months of revenue from the OpenAI Partnership and improved performance of content syndication partners including Apple News+. The increase in Performance marketing revenue was due primarily to the factors described above in the three-month discussion. The increase in Advertising revenue was driven primarily by an increase in premium advertising sold through the People Inc. sales team in the Technology, Health and Pharmaceuticals and Travel categories, partially offset by lower programmatic revenue due primarily to the factors described above in the three-month discussion.
◦The Print decrease was due primarily to decreases of $13.6 million, or 15%, in advertising revenue, $9.4 million, or 14%, in project and other revenue, $6.3 million, or 4% in subscription revenue and $5.2 million, or 27%, in performance marketing revenue, partially offset by an increase of $4.2 million, or 8%, in newsstand revenue. The decreases in advertising revenue, subscription revenue and performance marketing revenue and the increase in newsstand revenue are all due, in part, to the factors described above in the three-month discussion. The decrease in project and other revenue was due primarily to political advertising spend from a legacy agency business in 2024 on third-party publisher platforms and a decrease in ticket sales for certain branded events.
•Care.com revenue decreased 5% to $170.9 million due primarily to a decrease of $9.0 million, or 9%, in Consumer Revenue due primarily to the factor described above in the three-month discussion.
•Search revenue decreased 37% to $132.0 million due to decreases of $65.1 million, or 37%, from Ask Media Group and $13.1 million, or 36%, from Desktop due primarily to the factors described above in the three-month discussion.
•Emerging & Other revenue decreased 37% to $34.2 million due primarily to the inclusion in the prior year period of $17.8 million in revenue from Mosaic Group, the assets of which were sold on February 15, 2024, and a decrease of $4.4 million, or 71%, from IAC Films, partially offset by an increase in revenue of 39%, from The Daily Beast.
Cost of revenue (exclusive of depreciation shown separately below)

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	2025 Change		2025	2024	2025 Change
			$ Change	% Change			$ Change	% Change
	(Dollars in thousands)
Cost of revenue (exclusive of depreciation shown separately below)	$201,971	$253,351	$(51,380)	(20)%	$407,254	$512,818	$(105,564)	(21)%
As a percentage of revenue	34%	40%			35%	41%
For the three months ended June 30, 2025 compared to the three months ended June 30, 2024
Cost of revenue in 2025 decreased from 2024 due primarily to decreases of $44.4 million from Search, $4.1 million from People Inc. and $2.4 million from Emerging & Other.
•The Search decrease was due primarily to a decrease in traffic acquisition costs of $43.8 million following a decrease in revenue and the proportion of revenue earned from affiliate partners who direct traffic to our websites.
•The People Inc. decrease was due primarily to a decrease of $11.8 million from Print, partially offset by an increase of $9.4 million from Digital.

◦The Print decrease was due primarily to a decrease of $10.6 million in production and distribution costs (postage, paper, printing and editorial) resulting from the planned reduction in the number of printed copies of certain publications and a decrease in paper costs.
◦The Digital increase was due primarily to increases of $6.4 million in compensation expense due primarily to an increase in headcount to better align resources with strategic initiatives, $2.9 million in content costs due primarily to increased demand for custom content campaigns within premium advertising revenue and $1.1 million in spend related to advertising campaigns sold with D/Cipher+.
•The Emerging & Other decrease was due primarily to a decrease in compensation expense of $1.9 million at The Daily Beast resulting from a planned reduction in editorial staff in the prior year.
For the six months ended June 30, 2025 compared to the six months ended June 30, 2024
Cost of revenue in 2025 decreased from 2024 due primarily to decreases of $84.6 million from Search, $10.8 million from Emerging & Other and $8.3 million from People Inc.
•The Search decrease was due primarily to a decrease in traffic acquisition costs of $83.0 million due primarily to the factors described above in the three-month discussion.
•The Emerging & Other decrease was due primarily to the inclusion in the prior year period of $7.7 million in expense from Mosaic Group, the assets of which were sold on February 15, 2024, and a decrease of $2.6 million in compensation expense at The Daily Beast resulting from a planned reduction in editorial staff in the prior year.
•The People Inc. decrease was due primarily to a decrease of $25.3 million from Print, partially offset by an increase of $18.8 million from Digital.
◦The Print decrease was due primarily to a decrease of $21.5 million in production and distribution costs (postage, printing, paper and editorial) resulting from the planned reduction in the number of printed copies of certain publications and a decrease in paper costs and a decrease of $2.3 million in compensation expense primarily related to headcount reductions in the fourth quarter of 2024 intended to better align resources with strategic initiatives.
◦The Digital increase was due primarily to increases of $12.0 million in compensation expense, $4.8 million in content costs, $1.8 million in traffic acquisition costs and $1.3 million in spend related to advertising campaigns sold with D/Cipher+. The increases in both compensation expense and content costs were due primarily to the factors described above in the three-month discussion. The increase in traffic acquisition costs was due primarily to a new contractual relationship entered into in the prior year to increase programmatic revenue rates.
Selling and marketing expense

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	2025 Change		2025	2024	2025 Change
			$ Change	% Change			$ Change	% Change
	(Dollars in thousands)
Selling and marketing expense	$185,825	$177,311	$8,514	5%	$366,739	$365,388	$1,351	—%
As a percentage of revenue	32%	28%			32%	29%
For the three months ended June 30, 2025 compared to the three months ended June 30, 2024
Selling and marketing expense in 2025 increased from 2024 due to increases of $6.4 million from Search and $5.0 million from People Inc., partially offset by a decrease of $3.4 million from Emerging & Other.
•The Search increase was due primarily to an increase of $7.0 million in online marketing spend due to higher traffic through internal marketing efforts, partially offset by a decrease of $0.5 million in compensation expense due to a reduction in headcount.

•The People Inc. increase was due primarily to an increase of $12.9 million from Digital, partially offset by a decrease of $7.6 million from Print.
◦The Digital increase was due primarily to increases of $10.0 million in advertising and events production expense due, in part, to an increase in online marketing spend due primarily to an increase in paid affiliate commerce commission revenue and $2.5 million in compensation expense due primarily to higher headcount and commissions.
◦The Print decrease was due primarily to decreases of $5.2 million in advertising and events production expense due, in part, to a decrease in direct mail marketing spend, and $1.0 million in compensation expense primarily related to headcount reductions in the fourth quarter of 2024 intended to better align resources with strategic initiatives.
•The Emerging & Other decrease was due primarily to a decrease of $1.6 million in offline marketing spend at IAC Films and a decrease of $0.7 million in compensation expense at Vivian Health primarily related to a reduction in headcount.
For the six months ended June 30, 2025 compared to the six months ended June 30, 2024
Selling and marketing expense in 2025 increased slightly from 2024 due to increases of $12.0 million from Search and $4.0 million from People Inc., partially offset by decreases of $12.9 million from Emerging & Other and $2.2 million from Care.com.
•The Search increase was due primarily to an increase of $13.5 million in online marketing spend, partially offset by a decrease of $1.3 million in compensation expense due to the factors described above in the three-month discussion.
•The People Inc. increase was due primarily to an increase of $17.0 million from Digital, partially offset by a decrease of $12.7 million from Print.
◦The Digital increase was due primarily to increases of $12.4 million in online marketing spend and $4.8 million in compensation expense due primarily to the factors described above in the three-month discussion.
◦The Print decrease was due primarily to decreases of $7.0 million in advertising and events production expense due, in part, to a decrease in direct mail marketing spend and the promotion of branded events in the prior year period, and $3.7 million in compensation expense primarily due to the factors described above in the three-month discussion.
•The Emerging & Other decrease was due primarily to the inclusion in the prior year of $8.3 million of expense from Mosaic Group, the assets of which were sold on February 15, 2024, a decrease of $1.6 million in offline marketing spend at IAC Films and a decrease of $1.1 million in compensation expense at Vivian Health primarily due to the factor described above in the three-month discussion.
•The Care.com decrease was due primarily to a decrease of $2.2 million in online marketing spend.
General and administrative expense

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	2025 Change		2025	2024	2025 Change
			$ Change	% Change			$ Change	% Change
	(Dollars in thousands)
General and administrative expense	$117,343	$126,006	$(8,663)	(7)%	$180,167	$253,478	$(73,311)	(29)%
As a percentage of revenue	20%	20%			16%	20%

For the three months ended June 30, 2025 compared to the three months ended June 30, 2024
General and administrative expense in 2025 decreased from 2024 due primarily to decreases of $9.2 million from Care.com and $3.7 million from Corporate, partially offset by an increase of $5.0 million from Emerging & Other.
•The Care.com decrease was due primarily to the inclusion in the prior year of $9.5 million in legal accruals due to the resolution of certain legal matters.
•The Corporate decrease was due primarily to a decrease in compensation expense of $6.6 million due primarily to the inclusion in the prior year period of $3.2 million in stock-based compensation expense related to our former Chief Executive Officer’s (“CEO”) restricted stock award, which was forfeited on January 13, 2025, pursuant to his employment transition agreement (the “Employment Transition Agreement”), and a decrease in compensation expense driven by other headcount reductions, partially offset by a gain on a legal settlement in the prior year period.
•The Emerging & Other increase was due primarily to increases of $2.9 million in legal fees related to a legacy business and $2.4 million in stock-based compensation expense.
For the six months ended June 30, 2025 compared to the six months ended June 30, 2024
General and administrative expense in 2025 decreased from 2024 due primarily to decreases of $38.2 million from People Inc., $22.9 million from Corporate, $9.0 million from Care.com, and $3.1 million from Search.
•The People Inc. decrease was due primarily to the inclusion in 2025 of a gain of $36.2 million from the termination of a lease for certain unoccupied office space at Other (unallocated corporate costs).
•The Corporate decrease was due primarily to a decrease in compensation expense of $28.1 million, partially offset by $4.8 million in transaction-related costs related to the Distribution. The decrease in compensation expense was due primarily to a decrease of $41.9 million in stock-based compensation expense due primarily to the inclusion in the prior year period of $4.9 million of expense related to our former CEO’s restricted stock award and the reversal in the current year period of $49.8 million of previously recognized expense related to the forfeiture of the aforementioned restricted stock award pursuant to the Employment Transition Agreement described above in the three-month discussion, partially offset by $14.9 million of stock-based compensation expense related to the transfer of 5.0 million Class B shares of Angi held by the Company, prior to the Distribution, to our former CEO, pursuant to the Employment Transition Agreement. Partially offsetting this decrease in stock-based compensation expense is $14.7 million in separation benefits to our former CEO under the Employment Transition Agreement and $2.1 million in severance and related expenses driven by other headcount reductions.
•The Care.com decrease was due primarily to the inclusion in the prior year of $9.5 million in legal accruals due to the factor described above in the three-month discussion.
•The Search decrease was due primarily to decreases in compensation expense and non-income taxes of $1.1 million and $1.0 million, respectively. The decrease in compensation expense was due primarily to a planned reduction in headcount. The decrease in non-income taxes resulted from the recognition in the prior year period of Canada’s digital services tax which was effective for the second quarter of 2024 and applied retroactively.
Product development expense

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	2025 Change		2025	2024	2025 Change
			$ Change	% Change			$ Change	% Change
	(Dollars in thousands)
Product development expense	$49,826	$53,380	$(3,554)	(7)%	$100,039	$116,623	$(16,584)	(14)%
As a percentage of revenue	8%	8%			9%	9%

For the three months ended June 30, 2025 compared to the three months ended June 30, 2024
Product development expense in 2025 decreased from 2024 due primarily to a decrease of $2.4 million from People Inc.
•The People Inc. decrease was due primarily to decreases of $1.4 million and $1.0 million from Digital and Print, respectively, resulting from decreases in compensation expense related to headcount reductions. The decrease in compensation expense from Digital was net of increased investment in the PEOPLE app.
For the six months ended June 30, 2025 compared to the six months ended June 30, 2024
Product development expense in 2025 decreased from 2024 due primarily to decreases of $9.8 million from Emerging & Other and $7.3 million from People Inc.
•The Emerging & Other decrease was due primarily to the inclusion in the prior year period of $8.0 million of expense from Mosaic Group, the assets of which were sold on February 15, 2024, and a decrease of $1.8 million in compensation expense from Vivian Health related to headcount reductions.
•The People Inc. decrease was due primarily to decreases of $5.1 million and $2.1 million from Digital and Print, respectively, due to the factors described above in the three-month discussion.
Depreciation

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	2025 Change		2025	2024	2025 Change
			$ Change	% Change			$ Change	% Change
	(Dollars in thousands)
Depreciation	$7,980	$9,124	$(1,144)	(13)%	$19,926	$21,848	$(1,922)	(9)%
As a percentage of revenue	1%	1%			2%	2%
For the three months ended June 30, 2025 compared to the three months ended June 30, 2024
Depreciation in 2025 decreased from 2024 due primarily to decreases of $0.8 million at People Inc. and $0.3 million at Care.com. The decrease at People Inc. was due primarily to certain assets being fully depreciated in the prior year. The decrease at Care.com was due primarily to certain capitalized software being fully depreciated.
For the six months ended June 30, 2025 compared to the six months ended June 30, 2024
Depreciation in 2025 decreased from 2024 due primarily to a decrease of $1.4 million at Care.com due primarily to certain capitalized software being fully depreciated.

Amortization of Intangibles

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	2025 Change		2025	2024	2025 Change
			$ Change	% Change			$ Change	% Change
	(Dollars in thousands)
Amortization of intangibles	$23,408	$36,710	$(13,302)	(36)%	$46,941	$73,438	$(26,497)	(36)%
As a percentage of revenue	4%	6%			4%	6%
For the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024
Amortization of intangibles in 2025 decreased from 2024 due primarily to lower expense at People Inc. due to certain intangible assets that became fully amortized in the prior year.
Operating income (loss)

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	2025 Change		2025	2024	2025 Change
			$ Change	% Change			$ Change	% Change
	(Dollars in thousands)
People Inc.
Digital	$38,092	$26,025	$12,067	46%	$56,801	$25,845	$30,956	120%
Print	11,184	5,535	5,649	102%	19,095	414	18,681	4,515%
Other	(14,497)	(13,222)	(1,275)	(10)%	2,090	(28,750)	30,840	NM
Total People Inc.	34,779	18,338	16,441	90%	77,986	(2,491)	80,477	NM
Care.com	2,972	(964)	3,936	NM	14,656	10,683	3,973	37%
Search	5,101	4,624	477	10%	8,110	8,980	(870)	(10)%
Emerging & Other	(9,221)	(6,773)	(2,448)	(36)%	(14,107)	(27,854)	13,747	49%
Corporate	(33,056)	(36,714)	3,658	10%	(50,294)	(74,228)	23,934	32%
Total	$575	$(21,489)	$22,064	NM	$36,351	$(84,910)	$121,261	NM

As a percentage of revenue	—%	(3)%			3%	(7)%
_____________________
NM = Not meaningful

For the three months ended June 30, 2025 compared to the three months ended June 30, 2024
Operating income in 2025 increased $22.1 million to $0.6 million from a loss of $21.5 million in 2024 due primarily to a decrease of $13.3 million in amortization of intangibles, described above, an increase of $6.7 million in Adjusted EBITDA, described below, and decreases of $1.1 million in depreciation, described above, and $1.0 million in stock-based compensation expense. The decrease in stock-based compensation expense was due primarily to the inclusion in the prior year period of $3.2 million in expense related to our former CEO’s restricted stock award, which was forfeited on January 13, 2025, pursuant to his Employment Transition Agreement, partially offset by new awards granted subsequent to June 30, 2024.
For the six months ended June 30, 2025 compared to the six months ended June 30, 2024
Operating income in 2025 increased $121.3 million to $36.4 million from a loss of $84.9 million in 2024 due primarily to an increase of $52.0 million in Adjusted EBITDA, described below, a decrease of $40.9 million in stock-based compensation expense and decreases of $26.5 million in amortization of intangibles and $1.9 million in depreciation. The decrease in stock-based compensation expense was due primarily to the inclusion in the prior year period of expense related to our former CEO’s restricted stock award and the subsequent reversal of expense in 2025 resulting from the forfeiture of the aforementioned award on January 13, 2025, as described above in the general and administrative expense discussion, partially offset by new awards granted subsequent to June 30, 2024. The decreases in amortization of intangibles and depreciation are described above.
At June 30, 2025, there was $108.4 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 2.2 years.
The aggregate carrying value of goodwill for which the most recent estimate of the excess of fair value over carrying value is less than 20% is $490.9 million.
Adjusted EBITDA

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	2025 Change		2025	2024	2025 Change
			$ Change	% Change			$ Change	% Change
	(Dollars in thousands)
People Inc.
Digital	$63,009	$63,446	$(437)	(1)%	$105,364	$100,405	$4,959	5%
Print	16,731	13,210	3,521	27%	30,186	16,157	14,029	87%
Other	(10,119)	(10,232)	113	1%	14,362	(19,896)	34,258	NM
Total People Inc.	69,621	66,424	3,197	5%	149,912	96,666	53,246	55%
Care.com	5,839	2,695	3,144	117%	20,333	19,128	1,205	6%
Search	5,101	4,645	456	10%	8,110	9,022	(912)	(10)%
Emerging & Other	(6,338)	(6,507)	169	3%	(10,856)	(27,146)	16,290	60%
Corporate	(22,785)	(22,485)	(300)	(1)%	(65,206)	(47,357)	(17,849)	(38)%
Total	$51,438	$44,772	$6,666	15%	$102,293	$50,313	$51,980	103%

As a percentage of revenue	9%	7%			9%	4%
See “Principles of Financial Reporting” for the definition of Adjusted EBITDA and required non-GAAP reconciliations.

For the three months ended June 30, 2025 compared to the three months ended June 30, 2024
•People Inc. Adjusted EBITDA increased 5% to $69.6 million due to increases in Adjusted EBITDA of $3.5 million from Print, partially offset by a decrease in Adjusted EBITDA of $0.4 million from Digital.
◦The Print Adjusted EBITDA increase was due primarily to lower operating expenses from continued cost rationalization efforts, partially offset by lower revenue.
◦The Digital Adjusted EBITDA decrease was due primarily to higher cost of revenue, an increase in online marketing spend and increased investment in D/Cipher+ and the PEOPLE app, partially offset by higher revenue.
•Care.com Adjusted EBITDA increased 117% to $5.8 million due primarily to the inclusion in the prior year of $9.5 million in legal accruals due to the resolution of certain legal matters, partially offset by lower revenue.
•Search Adjusted EBITDA increased 10% to $5.1 million due primarily to lower traffic acquisition costs, partially offset by lower revenue and higher selling and marketing expense.
•Emerging & Other Adjusted EBITDA loss decreased 3% to $6.3 million due primarily to reduced losses at The Daily Beast and profits at Vivian Health compared to losses in the prior year period, partially offset by an increase of $2.9 million in legal fees related to a legacy business and losses at IAC Films compared to profits in the prior year period.
•Corporate Adjusted EBITDA loss increased 1% to $22.8 million due primarily to higher legal fees, partially offset by lower compensation expense.
For the six months ended June 30, 2025 compared to the six months ended June 30, 2024
•People Inc. Adjusted EBITDA increased 55% to $149.9 million due to increases in Adjusted EBITDA of $34.3 million from Other (unallocated corporate costs), $14.0 million from Print and $5.0 million from Digital.
◦The Other (unallocated corporate costs) Adjusted EBITDA increase was due primarily to the inclusion in 2025 of a gain of $36.2 million from the termination of a lease for certain unoccupied office space.
◦The Print Adjusted EBITDA increase was due primarily to the factors described above in the three-month discussion.
◦The Digital Adjusted EBITDA increase was due primarily to higher revenue, partially offset by higher cost of revenue, an increase in online marketing spend and increased investments in D/Cipher+ and the PEOPLE app.
•Care.com Adjusted EBITDA increased 6% to $20.3 million due primarily to the inclusion in the prior year of $9.5 million in legal accruals due to the factor described above in the three-month discussion and lower selling and marketing expense, partially offset by lower revenue.
•Search Adjusted EBITDA decreased 10% to $8.1 million due primarily to lower revenue and higher selling and marketing expense, partially offset by lower traffic acquisition costs.
•Emerging & Other Adjusted EBITDA loss decreased 60% to $10.9 million due primarily to the inclusion in the prior year period of $16.5 million in severance expense and transaction-related costs related to the sale of assets of Mosaic Group on February 15, 2024, reduced losses at The Daily Beast and profits at Vivian Health compared to losses in the prior year period, partially offset by an increase of $6.2 million in legal fees related to a legacy business.
•Corporate Adjusted EBITDA loss increased 38% to $65.2 million due primarily to $14.7 million in separation benefits to our former CEO under the Employment Transition Agreement, $4.8 million in transaction-related costs related to the Distribution and $2.1 million in severance and related expenses driven by other headcount reductions.

Interest expense

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	2025 Change		2025	2024	2025 Change
			$ Change	% Change			$ Change	% Change
	(Dollars in thousands)
Interest expense	$(37,167)	$(34,474)	$(2,693)	(8)%	$(65,481)	$(69,154)	$3,673	(5)%
For the three months ended June 30, 2025 compared to the three months ended June 30, 2024
Interest expense in 2025 increased from 2024 due primarily to an extinguishment loss of $8.5 million in connection with the refinancing of the People Inc. debt in the second quarter of 2025 and interest expense on the 2032 Notes issued June 16, 2025, partially offset by decreases in interest rates and the amount of debt outstanding under the Term Loans. The extinguishment loss is due to the write off of a pro-rata amount of unamortized capitalized costs and original issue discount related to People Inc.’s then outstanding debt and its then existing revolving credit facility.
For the six months ended June 30, 2025 compared to the six months ended June 30, 2024
Interest expense in 2025 decreased from 2024 due primarily to decreases in interest rates and the amount of debt outstanding under the Term Loans, partially offset by the extinguishment loss and interest expense on the 2032 Notes described above in the three-month discussion.
For further details, see “Note 3—Long-term debt” in the accompanying notes to the financial statements included in “Item 1. Consolidated Financial Statements.”
Unrealized gain (loss) on investment in MGM

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	2025 Change		2025	2024	2025 Change
			$ Change	% Change			$ Change	% Change
	(Dollars in thousands)
Unrealized gain (loss) on investment in MGM	$307,437	$(179,284)	$486,721	NM	$(16,828)	$(15,533)	$(1,295)	(8)%
For the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024
The Company accounts for its investment in MGM under the equity method of accounting and has elected to account for this investment pursuant to the fair value option. The fair value of the investment in MGM is remeasured each reporting period based upon MGM’s closing stock price on the New York Stock Exchange on the last trading day in the reporting period; any unrealized pre-tax gains or losses are included in the statement of operations.
Based on the number of MGM common shares outstanding at June 30, 2025, the Company owns approximately 23.8% of MGM.

Other income, net

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in thousands)
Interest income	$11,270	$16,962	$25,734	$33,850
Net (downward) upward adjustments to the carrying value of equity securities without readily determinable fair values and net gain (loss) on sales of investments and businesses (including unrealized losses on investments)(a)	(11,219)	2,262	(18,845)	28,203
Unrealized increase in the estimated fair value of a warrant	—	30,624	—	20,393
Other	2,777	275	3,627	(2,002)
Other income, net	$2,828	$50,123	$10,516	$80,444

$ Change	$(47,295)		$(69,928)
% Change	(94)%		(87)%
_____________________
(a)     Includes a pre-tax gain of $29.2 million on the sale of assets of Mosaic Group, which was included within Emerging & Other, and was accounted for as a sale of a business, in the six months ended June 30, 2024.

Income tax (provision) benefit

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	2025 Change		2025	2024	2025 Change
			$ Change	% Change			$ Change	% Change
	(Dollars in thousands)
Income tax (provision) benefit	$(63,040)	$40,432	$(103,472)	NM	$16,194	$(6,095)	$22,289	NM
Effective income tax rate	23%	22%			46%	NM
For further details of income tax matters, see “Note 7—Income Taxes” in the accompanying notes to the financial statements included in “Item 1. Consolidated Financial Statements.”
For the three months ended June 30, 2025 compared to the three months ended June 30, 2024
In 2025, the effective income tax rate is higher than the statutory rate of 21% due primarily to a deferred tax adjustment, state taxes and research credits, partially offset by non-deductible compensation expense and the realization of a capital loss.
In 2024, the effective income tax rate is higher than the statutory rate of 21% due primarily to state taxes and research credits, partially offset by non-deductible compensation expense.
For the six months ended June 30, 2025 compared to the six months ended June 30, 2024
In 2025, the effective income tax rate is higher than the statutory rate of 21% due primarily to nontaxable stock-based compensation expense, state taxes and the realization of a capital loss, partially offset by research credits and a deferred tax adjustment. The nontaxable stock-based compensation expense was reversed due to the forfeiture of our former CEO’s restricted stock award pursuant to the Employment Transition Agreement.
In 2024, the Company recorded an income tax provision, despite a pre-tax loss, due primarily to the non-deductible portion of goodwill in the sale of the assets of Mosaic Group and non-deductible compensation expense, partially offset by the realization of a capital loss and research credits.

Net loss (earnings) attributable to noncontrolling interests

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	2025 Change		2025	2024	2025 Change
			$ Change	% Change			$ Change	% Change
	(Dollars in thousands)
Net loss (earnings) attributable to noncontrolling interests	$819	$(765)	$1,584	NM	$(1,418)	$(706)	$(712)	(101)%
Net loss (earnings) attributable to noncontrolling interests in 2025 and 2024 primarily represents the publicly-held interest in Angi’s earnings prior to the Distribution, which was completed on March 31, 2025. Net loss (earnings) attributable to noncontrolling interests for the three and six months ended June 30, 2025 also includes the allocation of losses related to a business in the Emerging & Other segment.

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
Amortization of intangible assets and impairments of goodwill and intangible assets are non-cash expenses related primarily to acquisitions. At the time of acquisition, the identifiable definite-lived intangible assets of the acquired company are valued and amortized over their estimated lives. Value is also assigned to acquired indefinite-lived intangible assets, which comprise trade names and trademarks, and goodwill that are not subject to amortization. An impairment is recorded when the carrying value of an intangible asset or goodwill exceeds its fair value. We believe that intangible assets represent costs incurred by the acquired company to build value prior to acquisition and the related amortization and impairments of intangible assets or goodwill, if applicable, are not ongoing costs of doing business.
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
The following tables reconcile operating income (loss) to Adjusted EBITDA for the Company’s reportable segments and net earnings (loss) attributable to IAC shareholders:

	Three Months Ended June 30, 2025
	Operating Income (Loss)	Stock-based Compensation Expense	Depreciation	Amortization of Intangibles	Adjusted EBITDA
	(In thousands)
People Inc.
Digital	$38,092	$3,034	$3,160	$18,723	$63,009
Print	11,184	442	1,410	3,695	16,731
Other(a)	(14,497)	3,727	651	—	(10,119)
Total People Inc.	34,779	7,203	5,221	22,418	69,621
Care.com	2,972	1,165	712	990	5,839
Search	5,101	—	—	—	5,101
Emerging & Other	(9,221)	2,874	9	—	(6,338)
Corporate	(33,056)	8,233	2,038	—	(22,785)
Total	575	$19,475	$7,980	$23,408	$51,438
Interest expense	(37,167)
Unrealized gain on investment in MGM Resorts International	307,437
Other income, net	2,828
Earnings from continuing operations before income taxes	273,673
Income tax provision	(63,040)
Net earnings from continuing operations	210,633
Net earnings attributable to noncontrolling interests	819
Net earnings attributable to IAC shareholders	$211,452

	Three Months Ended June 30, 2024
	Operating Income (Loss)	Stock-based Compensation Expense	Depreciation	Amortization of Intangibles	Adjusted EBITDA
	(In thousands)
People Inc.
Digital	$26,025	$3,436	$3,681	$30,304	$63,446
Print	5,535	723	1,868	5,084	13,210
Other(a)	(13,222)	2,521	469	—	(10,232)
Total People Inc.	18,338	6,680	6,018	35,388	66,424
Care.com	(964)	1,292	1,045	1,322	2,695
Search	4,624	—	21	—	4,645
Emerging & Other	(6,773)	253	13	—	(6,507)
Corporate	(36,714)	12,202	2,027	—	(22,485)
Total	(21,489)	$20,427	$9,124	$36,710	$44,772
Interest expense	(34,474)
Unrealized loss on investment in MGM Resorts International	(179,284)
Other income, net	50,123
Loss before income taxes	(185,124)
Income tax benefit	40,432
Net loss from continuing operations	(144,692)
Earnings from discontinued operations, net of tax	3,225
Net loss	(141,467)
Net earnings attributable to noncontrolling interests	(765)
Net loss attributable to IAC shareholders	$(142,232)

	Six Months Ended June 30, 2025
	Operating Income (Loss)	Stock-based Compensation Expense(b)	Depreciation	Amortization of Intangibles	Adjusted EBITDA
	(In thousands)
People Inc.
Digital	$56,801	$4,889	$6,227	$37,447	$105,364
Print	19,095	892	2,810	7,389	30,186
Other(a)(c)	2,090	6,915	5,357	—	14,362
Total People Inc.	77,986	12,696	14,394	44,836	149,912
Care.com	14,656	2,155	1,417	2,105	20,333
Search	8,110	—	—	—	8,110
Emerging & Other	(14,107)	3,219	32	—	(10,856)
Corporate	(50,294)	(18,995)	4,083	—	(65,206)
Total	36,351	$(925)	$19,926	$46,941	$102,293
Interest expense	(65,481)
Unrealized loss on investment in MGM Resorts International	(16,828)
Other income, net	10,516
Loss from continuing operations before income taxes	(35,442)
Income tax benefit	16,194
Net loss from continuing operations	(19,248)
Earnings from discontinued operations, net of tax	15,313
Net earnings	(3,935)
Net earnings attributable to noncontrolling interests	(1,418)
Net earnings attributable to IAC shareholders	$(5,353)

	Six Months Ended June 30, 2024
	Operating Income (Loss)	Stock-based Compensation Expense	Depreciation	Amortization of Intangibles	Adjusted EBITDA
	(In thousands)
People Inc.
Digital	$25,845	$5,636	$8,538	$60,386	$100,405
Print	414	1,169	4,405	10,169	16,157
Other(a)	(28,750)	7,224	1,630	—	(19,896)
Total People Inc.	(2,491)	14,029	14,573	70,555	96,666
Care.com	10,683	2,716	2,855	2,874	19,128
Search	8,980	—	42	—	9,022
Emerging & Other	(27,854)	663	36	9	(27,146)
Corporate	(74,228)	22,529	4,342	—	(47,357)
Total	(84,910)	$39,937	$21,848	$73,438	$50,313
Interest expense	(69,154)
Unrealized loss on investment in MGM Resorts International	(15,533)
Other income, net	80,444
Loss before income taxes	(89,153)
Income tax provision	(6,095)
Net loss from continuing operations	(95,248)
Loss from discontinued operations	(1,247)
Net loss	(96,495)
Net earnings attributable to noncontrolling interests	(706)
Net loss attributable to IAC shareholders	$(97,201)
_____________________
(a)    Other comprises unallocated corporate expenses.
(b)    Corporate reflects the reversal of $49.8 million of previously recognized stock-based compensation expense related to the forfeiture of our former CEO’s restricted stock award pursuant to the Employment Transition Agreement, partially offset by $14.9 million of stock-based compensation expense related to the transfer of 5.0 million Class B shares of Angi held by the Company, prior to the Distribution, to our former CEO, pursuant to the Employment Transition Agreement.
(c)    Includes a gain of $36.2 million related to the termination of a lease for certain unoccupied office space, which otherwise would have expired in 2032.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Position

	June 30, 2025	December 31, 2024
	(In thousands)
People Inc. cash and cash equivalents:
United States	$241,477	$230,436
All other countries	21,258	19,491
Total People Inc. cash and cash equivalents	262,735	249,927

IAC (excluding People Inc.) cash and cash equivalents
United States	803,397	1,093,675
All other countries	27,734	38,134
Total IAC (excluding People Inc.) cash and cash equivalents	831,131	1,131,809

Total cash and cash equivalents	$1,093,866	$1,381,736

Debt:
Term Loan A-1	$350,000	$—
Term Loan B-2	700,000	—
2032 Notes	400,000	—
Term Loan A	—	297,500
Term Loan B-1	—	1,182,500
Total long-term debt	1,450,000	1,480,000
Less: current portion of long-term debt	21,000	35,000
Less: original issue discount	3,625	3,512
Less: unamortized debt issuance costs	13,043	6,481
Total long-term debt, net	$1,412,332	$1,435,007
The Company’s international cash can be repatriated without significant tax consequences.
All of the Company’s long-term debt are liabilities of People Inc. For a detailed description of interest rate swaps and long-term debt, see “Note 3—Long-term Debt” in the accompanying notes to the financial statements included in “Item 1. Consolidated Financial Statements.”
Cash Flow Information
In summary, IAC’s cash flows are as follows:

	Six Months Ended June 30,
	2025	2024
	(In thousands)
Net cash (used in) provided by:
Operating activities attributable to continuing operations	$(2,691)	$60,155
Investing activities attributable to continuing operations	$(374,421)	$244,038
Financing activities attributable to continuing operations	$(298,694)	$(24,098)
Net cash (used in) provided by operating activities attributable to continuing operations consists of net loss adjusted for non-cash items and the effect of changes in working capital. Non-cash adjustments include the amortization of intangibles, stock-based compensation expense, net gain on lease terminations, net loss (gain) on sales of investments and businesses (including unrealized losses on investments), depreciation, non-cash lease expense (including ROU impairments), deferred income taxes, unrealized losses on the investment in MGM and unrealized increase in the estimated fair value of a warrant.

2025
Adjustments to net loss from continuing operations consist primarily of amortization of intangibles of $46.9 million, depreciation of $19.9 million, net loss on sales of investments and a business (including unrealized losses on investments) of $18.8 million, non-cash lease expense (including ROU impairments) of $17.6 million and an unrealized loss on the investment in MGM of $16.8 million, partially offset by net gain on lease terminations of $36.1 million and deferred income taxes of $18.7 million. The decrease from changes in working capital includes a decrease in accounts payable and other liabilities of $69.6 million, a decrease in operating lease liabilities of $64.4 million and an increase in other assets of $22.6 million, partially offset by a decrease in accounts receivable of $93.6 million and an increase in deferred revenue of $7.6 million. The decrease in accounts payable and other liabilities is due primarily to a decrease in accrued employee compensation, due primarily to payment of 2024 bonuses in 2025 and severance payments at People Inc., a decrease in accrued traffic acquisition costs and related payables at Search and a payment in connection with the resolution of certain legal matters at Care.com, partially offset by an increase in a liability related to the resolution of a certain legal matter at Corporate. The decrease in operating lease liabilities is due to cash payments on leases, including $43.1 million related to the termination of a lease for certain unoccupied office space at People Inc. described under “Contractual Obligations” below, net of interest accretion. The increase in other assets is due primarily to receivables related to insurance coverage for the aforementioned legal matters, partially offset by a decrease in prepaid hosting services at People Inc. and Search. The decrease in accounts receivable is due primarily to a decrease in revenue in the second quarter of 2025 relative to the fourth quarter of 2024 at People Inc., Search and Care.com, combined with improved collections at Care.com. The increase in deferred revenue is due primarily to timing of annual subscription renewals at Care.com, partially offset by a decrease in deferred revenue at People Inc. due primarily to the timing of shipments of certain magazine titles.
Net cash used in investing activities attributable to continuing operations includes a cash distribution of $386.6 million related to the Distribution and capital expenditures of $9.1 million, partially offset by net proceeds from the sales of investments of $9.9 million and proceeds from the sale of a portion of the retirement investment fund of $8.5 million at People Inc.
Net cash used in financing activities attributable to continuing operations includes principal payments on the Term Loans of $1.4 billion and debt issuance costs to third parties and deferred financing costs of $9.9 million, partially offset by net proceeds from lenders from the Term Loans refinancing of $991.5 million and proceeds from the issuance of the 2032 Notes of $400.0 million in connection with refinancing transactions described below. Net cash used in financing activities attributable to continuing operations also includes the repurchase of 4.5 million shares of common stock, on a settlement date basis, for $200.0 million at an average price of $44.56 per share, and withholding taxes paid on behalf of employees for stock-based awards that were net settled of $54.7 million.
2024
Adjustments to net loss from continuing operations consist primarily of amortization of intangibles of $73.4 million, stock-based compensation expense of $39.9 million, depreciation of $21.8 million, non-cash lease expense of $19.8 million and an unrealized loss on the investment in MGM of $15.5 million, partially offset by a net gain on sales of businesses and investments (including unrealized losses on investments) of $28.2 million primarily related to the sale of assets at Mosaic Group in February 2024 and an unrealized increase in the estimated fair value of a warrant of $20.4 million. The increase from changes in working capital includes a decrease in accounts receivable of $57.5 million, a decrease in other assets of $43.6 million and an increase in deferred revenue of $7.3 million, partially offset by decreases in accounts payable and other liabilities of $51.1 million and operating lease liabilities of $25.9 million. The decrease in accounts receivable is due primarily to a decrease in revenue in the second quarter of 2024 relative to the fourth quarter of 2023 at People Inc. and Search, and a decrease at Mosaic Group due to cash receipts prior to the sale of its assets. The decrease in other assets is due primarily to a receipt of pre-acquisition income tax refunds at People Inc. and a decrease in prepaid hosting services at People Inc. and Corporate. The increase in deferred revenue is due primarily to timing of annual subscription renewals at Care.com. The decrease in accounts payable and other liabilities is due primarily to a decrease in accrued employee compensation, due primarily to payment of 2023 bonuses in 2024, a decrease in accrued traffic acquisition costs and related payables at Search and People Inc. and a decrease in accounts payable at Care.com due to timing of payments and at Mosaic Group due to payments prior to the sale of its assets. The decrease in operating lease liabilities is due to cash payments on leases net of interest accretion.

Net cash provided by investing activities attributable to continuing operations includes maturities of marketable debt securities of $262.5 million, net proceeds from the sales of businesses and investments of $162.2 million, including $155 million from the sale of assets of Mosaic Group, and net proceeds from the sales of assets of $12.8 million, principally from the sale of an aircraft at People Inc., and net collections on notes receivable of $10.1 million, partially offset by $197.1 million for the purchases of marketable debt securities and capital expenditures of $6.4 million.
Net cash used in financing activities attributable to continuing operations includes principal payments on the Term Loans of $15.0 million and withholding taxes paid on behalf of employees for stock-based awards that were net settled of $8.9 million.
Discontinued Operations
Net cash used in and provided by discontinued operations of $29.6 million and $40.5 million, respectively, for the six months ended June 30, 2025 and 2024, respectively, relates to the operations of Angi. The Company does not expect significant cash flows from discontinued operations following the Distribution.
Liquidity and Capital Resources
Financing Arrangements
On May 14, 2025, People Inc. entered into Amendment No. 2, which replaced $288.8 million of the then outstanding Term Loan A with $350 million of the Term Loan A-1 and provided for the new Revolving Facility of $150 million, which replaced the then existing revolving credit facility. On June 16, 2025, People Inc. completed the refinancing and replacement of its then outstanding $1.18 billion Term Loan B-1 with a combination of $700 million of the Term Loan B-2 and $400 million of the 2032 Notes. On June 16, 2025, People Inc. also entered into the Indenture, which governs the 2032 Notes, and Amendment No. 3, which governs the new Term Loan A-1, Term Loan B-2 and Revolving Facility. In addition to extending the maturity dates of People Inc.’s debt, the refinancing transactions resulted in a net decrease in debt of $21.3 million, which was funded by cash on hand.

Prior to the effectiveness of Amendment No. 2 and Amendment No. 3, Term Loan A bore interest at an adjusted term secured overnight financing rate (“SOFR”) plus an applicable margin depending on People Inc.’s most recently reported consolidated net leverage ratio, each as defined in the governing agreements. The adjustment to SOFR was fixed at 0.10% under Amendment No. 1, and such adjustment was removed upon the execution of Amendment No. 2. At June 30, 2025, the Term Loan A-1 bore interest at SOFR plus 2.00%, or 6.31%, and the Term Loan B-2 bore interest at SOFR, subject to a minimum of 0.50%, plus 3.50%, or 7.82%. The applicable margin for Term Loan B-2 was unchanged under the governing agreements.
For a detailed description of long-term debt, see “Note 3—Long-term Debt” in the accompanying notes to the financial statements included in “Item 1. Consolidated Financial Statements”
Investment in MGM
At June 30, 2025, the Company owns 64.7 million common shares of MGM. Based on the number of MGM common shares outstanding at June 30, 2025, the Company owns 23.8% of MGM.
Investment in Turo
At June 30, 2025, IAC’s ownership percentage in Turo is approximately 33%.
Share Repurchase Authorizations and Activity
During the six months ended June 30, 2025, IAC repurchased 4.5 million shares of its common stock, on a trade date basis, at $44.56 per share, or $200.0 million in aggregate, consisting of the remaining 3.7 million shares of its existing stock repurchase authorization from June 2020 (the “2020 Share Authorization”) and 0.8 million shares of its new stock repurchase authorization of 10 million shares, which was approved by the board of directors of IAC on March 16, 2025 (the “2025 Share Authorization”). At August 1, 2025, IAC has 9.2 million shares remaining in the 2025 Share Authorization.

Share repurchases can be made over an indefinite period of time in the open market and in privately negotiated transactions, depending on those factors management deems relevant at any particular time, including, without limitation, market conditions, price and future outlook.
Contractual Obligations
At June 30, 2025, there were no material changes to the Company’s contractual obligations disclosures as of December 31, 2024 included on Form 8-K filed with the Securities and Exchange Commission on June 12, 2025. As previously disclosed, during the first quarter of 2025, People Inc. entered into an agreement to terminate its lease for certain unoccupied office space, which otherwise would have expired in 2032, for a total payment of $43.1 million, consisting of equal payments paid in January and April 2025. The Company recorded a gain on the lease termination of $36.2 million in the first quarter of 2025, which is reflected in “General and administrative expense” in the statement of operations. The termination of this lease reduced future fixed lease payments by $101.7 million.
Capital Expenditures
The Company anticipates that it will need to make capital expenditures in connection with the development and expansion of its operations. The Company’s 2025 capital expenditures are expected to be higher than its 2024 capital expenditures of $15.0 million by approximately 30% to 40%, due primarily to an increase related to capitalized software at People Inc.
Liquidity Assessment
On a consolidated basis, the Company generated negative cash flows from operating activities of $2.7 million for the six months ended June 30, 2025; excluding the positive cash flows from operating activities of $9.9 million generated by People Inc., the Company generated negative cash flows from operating activities of $12.6 million.
At June 30, 2025, the Company’s consolidated cash and cash equivalents were $1.1 billion, of which $262.7 million was held by People Inc. The Company may not be able to freely access People Inc.’s cash due to the provisions of the People Inc. debt agreements.
The Company’s consolidated debt of approximately $1.45 billion is the liability of People Inc. The governing agreements of the debt at People Inc. contain covenants that would limit People Inc.’s ability to pay dividends, incur incremental secured indebtedness or make distributions or certain investments in the event a default has occurred or if People Inc.’s consolidated net leverage ratio exceeds 4.0 to 1.0, subject to certain available amounts, all as defined in the governing agreements. People Inc.’s consolidated net leverage ratio was less than 4.0 to 1.0 for the test period ended June 30, 2025. The governing agreements also permit, among other things, IAC to contribute cash to People Inc., which the Company has in the past and may in the future, to provide, among other things, additional liquidity to improve People Inc.’s consolidated net leverage ratios for any test period. In connection with these capital contributions, People Inc. may make distributions to the Company in amounts not to exceed these capital contributions, provided that no default has occurred and is continuing. In June 2025, the Company contributed $80 million to People Inc., which People Inc. subsequently distributed to the Company in July 2025. This contribution resulted in an improvement to People Inc.’s consolidated net leverage ratio that enabled People Inc. to reduce the interest rate on the Term Loan A-1 and the commitment fee on the Revolving Facility. See “Note 3—Long-term Debt” in the accompanying notes to the financial statements included in “Item 1. Consolidated Financial Statements” for additional information.
The Company’s liquidity could be negatively affected by a decrease in demand for its products and services due to adverse market or macroeconomic conditions or other factors.
The Company believes People Inc.’s existing cash, cash equivalents and expected positive cash flows from operations, and the Company’s existing cash and cash equivalents, excluding People Inc., will be sufficient to fund their respective normal operating requirements, including capital expenditures, debt service, the payment of withholding taxes on behalf of employees for net-settled stock-based awards and investing and other commitments for the next twelve months, and thereafter for the foreseeable future. The Company may need to raise additional capital through future debt or equity financing to refinance its existing capital structure and make acquisitions and investments. Additional financing may not be available on terms favorable to the Company, or at all, and may also be impacted by any disruptions or volatility in the financial markets. The indebtedness at People Inc. could further limit the Company’s ability to raise additional financing.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Equity Price Risk
At June 30, 2025, the Company owns 64.7 million common shares of MGM. The Company accounts for its investment in MGM under the equity method of accounting and has elected to account for this investment pursuant to the fair value option. The fair value of the investment in MGM is remeasured each reporting period based upon MGM’s closing stock price on the New York Stock Exchange on the last trading day in the reporting period; any unrealized pre-tax gains or losses are included in the statement of operations. For the three and six months ended June 30, 2025, the Company recorded an unrealized pre-tax gain and loss from its investment in MGM of $307.4 million and $16.8 million, respectively. For the three and six months ended June 30, 2024, the Company recorded unrealized pre-tax losses from its investment in MGM of $179.3 million and $15.5 million, respectively.
The cumulative unrealized net pre-tax gain through June 30, 2025 is $962.0 million. At June 30, 2025 and December 31, 2024, the carrying value of the Company’s investment in MGM, which includes the cumulative unrealized pre-tax gain, was $2.2 billion and $2.2 billion, or approximately 30% and 23% of the Company’s consolidated total assets, respectively. A $2.00 increase or decrease in the share price of MGM would result in an unrealized gain or loss, respectively, of $129.4 million. At August 1, 2025, the fair value of the Company’s investment in MGM was $2.3 billion. The Company’s results of operations and financial condition have in the past been and may in the future be materially impacted by increases or decreases in the price of MGM common shares.
Interest Rate Risk
At June 30, 2025, the principal amount of the People Inc.’s outstanding debt totals $1.45 billion, of which $1.05 billion is the Term Loans, which bear interest at variable rates, and $400.0 million is the 2032 Notes, which bear interest at a fixed rate.
People Inc. holds interest rate swaps with a total notional amount of $350 million, which synthetically convert a portion of Term Loan B-2 and, prior to the effectiveness of Amendment No. 3, Term Loan B-1, from a variable rate to a fixed rate to manage interest rate risk exposure until April 1, 2027. Should the secured overnight financing rate (“SOFR”) continue to equal or exceed 0.50%, then the fixed rate for the Term Loan B-2 will be approximately 7.32% ((i) the weighted average fixed interest rate of approximately 3.82% on the interest rate swaps and (ii) the base rate of 3.50%). In the event SOFR becomes less than 0.50%, then the interest rate swaps would be fixed in a range from approximately 7.32% to 7.42% as determined by the governing agreements. People Inc. applies hedge accounting to these contracts. See “Note 3—Long-term Debt” in the accompanying notes to the financial statements included in “Item 1—Consolidated Financial Statements” for more information. The fair value of the interest rate swaps is determined using discounted cash flows derived from observable market prices, including swap curves, and represents what People Inc. would pay or receive to terminate the swap agreements. People Inc. intends to continue to meet the conditions for hedge accounting, however, if these interest rate swaps were not highly effective in offsetting cash flows attributable to the hedged risk, the changes in the fair value of the interest rate swaps used as hedges could have a significant impact on future results of operations.
At June 30, 2025, the outstanding balance of $700.0 million related to the Term Loan B-2 bore interest at SOFR, subject to a minimum of 0.50%, plus 3.50%, or 7.82%, and the outstanding balance of $350.0 million related to the Term Loan A-1 bore interest at SOFR plus 2.00%, or 6.31%. If SOFR were to increase or decrease by 100 basis points, the annual interest expense on the Term Loans, net of the impact related to the $350 million in notional amount of interest rate swaps, would increase or decrease by $7.0 million.

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
During the quarter ended June 30, 2025, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
On February 27, 2025, the parties participated in a mediation in an attempt to resolve the matter. On March 14, 2025, the parties accepted the mediator’s proposal to resolve the matter. Pursuant to the parties’ agreement in principle, the sum of $30 million will be paid to the plaintiff class in full settlement of all claims, including for attorneys' fees and expenses and the costs of settlement administration. Of that amount, approximately $29.8 million will be paid by the defendants’ insurers, and approximately $0.2 million will be paid by IAC. On April 1, 2025, the parties executed a term sheet memorializing the material terms of the settlement. On June 9, 2025, the parties submitted a definitive settlement agreement and related documents to the Chancery Court for approval. A hearing on the proposed settlement is scheduled for September 17, 2025.

Item 1A.    Risk Factors
Cautionary Statement Regarding Forward-Looking Information
This quarterly report on Form 10-Q contains “forward‑looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The use of words such as "anticipates," "estimates," "expects," "plans" and "believes," among others, generally identify forward-looking statements. These forward-looking statements include, among others, statements relating to: the future financial performance of IAC and its businesses, the rebrand of Dotdash Meredith as People Inc., business prospects and strategy, anticipated trends and prospects in the industries in which IAC’s businesses operate and other similar matters.

Actual results could differ materially from those contained in these forward-looking statements for a variety of reasons, including, among others: (i) our ability to market our products and services in a successful and cost-effective manner, (ii) the display prominence of links to websites offering our products and services in search results, (iii) changes in our relationship with (or policies implemented by) Google, (iv) our ability to compete with generative artificial intelligence technology and the related disruption to marketing technologies, (v) the failure or delay of the markets and industries in which our businesses operate to migrate online and the continued growth and acceptance of online products and services as effective alternatives to traditional products and services, (vi) our continued ability to develop and monetize versions of our products and services for mobile and other digital devices, (vii) unstable market and economic conditions (particularly those that adversely impact advertising spending levels and consumer confidence and spending behavior), either generally and/or in any of the markets in which our businesses operate, as well as geopolitical conflicts, (viii) the ability of our Digital business to successfully expand the digital reach of our portfolio of publishing brands, (ix) our continued ability to market, distribute and monetize our products and services through search engines, digital app stores, advertising networks and social media platforms, (x) risks related to our Print business including declining revenue, increased paper and postage costs, reliance on a single supplier to print our magazines and potential increases in pension plan obligations, (xi) our ability to establish and maintain relationships with quality and trustworthy caregivers, (xii) our ability to access, collect, use and protect the personal data of our users and subscribers, (xiii) our ability to engage directly with users, subscribers, consumers and caregivers on a timely basis, (xiv) the ability of our Chairman and Senior Executive and certain members of his family to exercise significant influence over the composition of our board of directors, matters subject to stockholder approval and our operations, (xv) risks related to our liquidity and indebtedness (the impact of our indebtedness on our ability to operate our business, our ability to generate sufficient cash to service our indebtedness and interest rate risk), (xvi) our inability to freely access the cash of People Inc. and its subsidiaries, (xvii) dilution with respect to investments in IAC, (xviii) our ability to compete, (xix) our ability to build, maintain and/or enhance our various brands, (xx) our ability to protect our systems, technology and infrastructure from cyberattacks (including cyberattacks experienced by third parties with whom we do business), (xxi) the occurrence of data security breaches and/or fraud, (xxii) increased liabilities and costs related to the processing, storage, use and disclosure of personal and confidential user information, (xxiii) the integrity, quality, efficiency and scalability of our systems, technology and infrastructure (and those of third parties with whom we do business), (xxiv) changes in key personnel and risks related to leadership transitions and (xxv) changes to our capital deployment strategy.

Certain of these and other risks and uncertainties are described in IAC’s filings with the SEC, including under the caption Part I-Item 1A-Risk Factors of our annual report on 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission on February 28, 2025 (the “Annual Report”). Other unknown or unpredictable factors that could also adversely affect IAC's business, financial condition and results of operations may arise from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those expressed in any forward-looking statements we may make. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this quarterly report.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
The Company did not issue or sell any shares of its common stock or any other equity securities pursuant to unregistered transactions during the quarter ended June 30, 2025.

Issuer Purchases of Equity Securities
The following table sets forth purchases by the Company of shares of IAC common stock during the quarter ended June 30, 2025:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs (2)
April 2025	563,807	$36.55	563,807	9,198,102
May 2025	—	$—	—	9,198,102
June 2025	—	$—	—	9,198,102
Total	563,807	$36.55	563,807	9,198,102
_____________________
(1)    Reflects repurchases made pursuant to the 2020 Share Authorization and/or 2025 Share Authorization, as applicable.
(2)    Represents the total number of shares of IAC common stock that remained available for repurchase as of the end of the relevant month set forth in the table above pursuant to the stock repurchase authorization approved by the board of directors of IAC on March 16, 2025 (“2025 Share Authorization”). Share repurchases can be made over an indefinite period of time in the open market and in privately negotiated transactions, depending on those factors management deems relevant at any particular time, including, without limitation, market conditions, price and future outlook.

Item 5. Other Information
Rule 10b5-1 Trading Plans
During the quarter ended June 30, 2025, none of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading plan or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S‑K).
Item 6.    Exhibits
The documents set forth below, numbered in accordance with Item 601 of Regulation S-K, are filed herewith, incorporated by reference to the location indicated or furnished herewith.

Exhibit Number	Description	Location
3.1	Restated Certificate of Incorporation of IAC Inc.	Exhibit 3.1 to the Registrant Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2024.
3.2	Restated Certificate of Incorporation of IAC/InterActiveCorp (effective as of June 30, 2020).	Exhibit 3.1(c) to the Registrant’s Current Report on Form 8-K filed on July 2, 2020.
3.3	Certificate of Amendment of Restated Certificate of Incorporation of IAC/InterActiveCorp (effective as of May 25, 2021).	Exhibit 4.2 to Post-Effective Amendment No. 1 on Form S-8 to Registration Statement on Form S-4 (File No. 333-251656), filed by the Registrant on May 26, 2021.
3.4	Certificate of Amendment of Restated Certificate of Incorporation of IAC/InterActiveCorp (effective as of August 11, 2022).	Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on August 12, 2022.
3.5	Certificate of Amendment of Restated Certificate of Incorporation of IAC Inc. (effective as of June 12, 2024).	Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on June 13, 2024.
3.6	Certificate of Designations of Series A Cumulative Preferred Stock.	Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on July 2, 2020.
3.7	Amended and Restated By-Laws of IAC Inc.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on September 18, 2023.
4.1	Indenture, dated as of June 16, 2025, between Dotdash Meredith Inc. and U.S. Bank Trust Company, National Association, as Trustee.	Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on June 17, 2025.
10.1	Incremental Assumption Agreement and Amendment No. 2 to Credit Agreement, dated May 14, 2025, by and among Dotdash Meredith Inc., as Borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the other parties thereto.	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 19, 2025.
10.2	Third Amendment to Credit Agreement, dated June 16, 2025, among Dotdash Meredith Inc., JPMorgan Chase Bank N.A., as administrative agent, collateral agent, issuing bank, and the other lenders party thereto.	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 17, 2025.

31.1	Certification of the Chairman and Senior Executive pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.(1)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.(1)
32.1	Certification of the Chairman and Senior Executive pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.(2)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.(2)
101.INS	Inline XBRL Instance.(1)	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema.(1)
101.CAL	Inline XBRL Taxonomy Extension Calculation.(1)
101.DEF	Inline XBRL Taxonomy Extension Definition.(1)
101.LAB	Inline XBRL Taxonomy Extension Labels.(1)
101.PRE	Inline XBRL Taxonomy Extension Presentation.(1)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
_______________________________________________________________________________
(1)Filed herewith.
(2)Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	August 4, 2025
IAC INC.

		By:	/s/ CHRISTOPHER HALPIN
Christopher Halpin
Executive Vice President, Chief Financial Officer and Chief Operating Officer

Signature	Title	Date
/s/ CHRISTOPHER HALPIN	Executive Vice President, Chief Financial Officer and Chief Operating Officer	August 4, 2025
Christopher Halpin