Form 10-Q
period 2025-09-30
IAC Inc.
filed 2025-11-03
CIK 1800227

As filed with the Securities and Exchange Commission on November 3, 2025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of October 31, 2025, the following shares of the registrant’s common stock were outstanding:

Common Stock	71,643,545
Class B common stock	5,789,499
Total	77,433,044

PART I
FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements
IAC INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	September 30, 2025	December 31, 2024
	(In thousands, except par value amounts)
ASSETS
Cash and cash equivalents	$1,005,496	$1,381,736
Accounts receivable, net	397,402	483,020
Other current assets	112,549	125,208
Current assets of discontinued operations	—	495,072
Total current assets	1,515,447	2,485,036

Buildings, land, equipment, leasehold improvements and capitalized software, net	299,290	313,197
Goodwill	1,993,302	1,993,302
Intangible assets, net of accumulated amortization	484,123	554,473
Investment in MGM Resorts International	2,243,320	2,242,672
Long-term investments	409,574	438,534
Other non-current assets	242,596	324,901
Non-current assets of discontinued operations	—	1,336,529
TOTAL ASSETS	$7,187,652	$9,688,644

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Current portion of long-term debt	$22,750	$35,000
Accounts payable, trade	42,676	53,672
Deferred revenue	64,120	56,560
Accrued expenses and other current liabilities	462,127	509,299
Current liabilities of discontinued operations	—	231,661
Total current liabilities	591,673	886,192

Long-term debt, net	1,406,840	1,435,007
Deferred income taxes	106,579	153,850
Other long-term liabilities	238,867	372,950
Non-current liabilities of discontinued operations	—	536,257

Redeemable noncontrolling interests	25,279	25,415

Commitments and contingencies

SHAREHOLDERS' EQUITY:
Common stock, $0.0001 par value; authorized 1,600,000 shares; 83,239 and 84,831 shares issued and 71,634 and 80,481 shares outstanding at September 30, 2025 and December 31, 2024, respectively	8	8
Class B common stock, $0.0001 par value; authorized 400,000 shares; 5,789 shares issued and outstanding at September 30, 2025 and December 31, 2024	1	1
Additional paid-in-capital	5,923,410	6,380,700
Accumulated deficit	(566,206)	(538,974)
Accumulated other comprehensive loss	(11,879)	(11,396)
Treasury stock, 11,605 shares and 4,350 shares at September 30, 2025 and December 31, 2024, respectively	(554,848)	(252,441)
Total IAC shareholders' equity	4,790,486	5,577,898
Noncontrolling interests	27,928	701,075
Total shareholders' equity	4,818,414	6,278,973
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$7,187,652	$9,688,644
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands, except per share data)
Revenue	$589,793	$642,000	$1,747,210	$1,900,683
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	207,457	243,061	614,711	755,879
Selling and marketing expense	188,373	182,820	555,112	548,208
General and administrative expense	132,369	108,793	312,536	362,271
Product development expense	49,485	53,948	149,524	170,571
Depreciation	8,996	8,877	28,922	30,725
Amortization of intangibles	23,511	36,355	70,452	109,793
Total operating costs and expenses	610,191	633,854	1,731,257	1,977,447
Operating (loss) income	(20,398)	8,146	15,953	(76,764)
Interest expense	(27,636)	(34,656)	(93,117)	(103,810)
Unrealized gain (loss) on investment in MGM Resorts International	17,476	(346,272)	648	(361,805)
Other (expense) income, net	(18,438)	10,384	(7,922)	90,828
Loss from continuing operations before income taxes	(48,996)	(362,398)	(84,438)	(451,551)
Income tax benefit	27,259	86,169	43,453	80,074
Net loss from continuing operations	(21,737)	(276,229)	(40,985)	(371,477)
Earnings from discontinued operations, net of tax	—	38,784	15,313	37,537
Net loss	(21,737)	(237,445)	(25,672)	(333,940)
Net earnings attributable to noncontrolling interests	(142)	(6,274)	(1,560)	(6,980)
Net loss attributable to IAC shareholders	$(21,879)	$(243,719)	$(27,232)	$(340,920)

Per share information from continuing operations:
Basic loss per share	$(0.27)	$(3.33)	$(0.50)	$(4.48)
Diluted loss per share	$(0.27)	$(3.33)	$(0.50)	$(4.48)

Per share information attributable to IAC common stock and Class B common stock shareholders:
Basic loss per share	$(0.27)	$(2.93)	$(0.34)	$(4.10)
Diluted loss per share	$(0.27)	$(2.93)	$(0.34)	$(4.10)

Stock-based compensation expense by function:
Cost of revenue	$380	$504	$1,161	$1,757
Selling and marketing expense	1,069	292	2,894	1,928
General and administrative expense	14,595	16,428	9,473	51,497
Product development expense	948	983	2,539	2,962
Total stock-based compensation expense	$16,992	$18,207	$16,067	$58,144
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Net loss	$(21,737)	$(237,445)	$(25,672)	$(333,940)
Other comprehensive (loss) income, net of income taxes
Change in foreign currency translation adjustment	(619)	3,949	3,096	3,968
Change in net unrealized losses on interest rate swaps	(158)	(6,462)	(2,768)	(2,191)
Change in unrealized gains and losses on available-for-sale marketable debt securities	—	3	—	(17)
Total other comprehensive (loss) income, net of income taxes	(777)	(2,510)	328	1,760
Comprehensive loss, net of income taxes	(22,514)	(239,955)	(25,344)	(332,180)
Components of comprehensive income attributable to noncontrolling interests:
Net earnings attributable to noncontrolling interests	(142)	(6,274)	(1,560)	(6,980)
Change in foreign currency translation adjustment attributable to noncontrolling interests	—	(632)	(433)	(437)
Comprehensive income attributable to noncontrolling interests	(142)	(6,906)	(1,993)	(7,417)
Comprehensive loss attributable to IAC shareholders	$(22,656)	$(246,861)	$(27,337)	$(339,597)
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Three and nine months ended September 30, 2025
(Unaudited)

	Redeemable Noncontrolling Interests	Common Stock, $0.0001 par value		Class B common stock, $0.0001 par value		Additional Paid-in-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total IAC Shareholders' Equity	Noncontrolling Interests	Total Shareholders' Equity
		$	Shares	$	Shares
		(In thousands)
Balance at June 30, 2025	$25,279	$8	82,946	$1	5,789	$5,920,478	$(544,327)	$(11,102)	$(453,966)	$4,911,092	$26,411	$4,937,503
Net earnings (loss)	156	—	—	—	—	—	(21,879)	—	—	(21,879)	(14)	(21,893)
Other comprehensive loss, net of income taxes	—	—	—	—	—	—	—	(777)	—	(777)	—	(777)
Stock-based compensation expense	—	—	—	—	—	16,639	—	—	—	16,639	353	16,992
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	—	293	—	—	(12,734)	—	—	—	(12,734)	—	(12,734)
Purchase of IAC treasury stock	—	—	—	—	—	—	—	—	(100,882)	(100,882)	—	(100,882)
Adjustment of noncontrolling interests to redemption amount	(156)	—	—	—	—	156	—	—	—	156	—	156
Adjustment to the liquidation value of Vivian Health preferred shares	—	—	—	—	—	(1,178)	—	—	—	(1,178)	1,178	—
Other	—	—	—	—	—	49	—	—	—	49	—	49
Balance at September 30, 2025	$25,279	$8	83,239	$1	5,789	$5,923,410	$(566,206)	$(11,879)	$(554,848)	$4,790,486	$27,928	$4,818,414

Balance at December 31, 2024	$25,415	$8	84,831	$1	5,789	$6,380,700	$(538,974)	$(11,396)	$(252,441)	$5,577,898	$701,075	$6,278,973
Net earnings (loss)	244	—	—	—	—	—	(27,232)	—	—	(27,232)	1,316	(25,916)
Other comprehensive (loss) income, net of income taxes	—	—	—	—	—	—	—	(105)	—	(105)	433	328
Stock-based compensation expense	—	—	—	—	—	13,270	—	—	—	13,270	2,145	15,415
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	—	1,408	—	—	(57,913)	—	—	—	(57,913)	—	(57,913)
Forfeiture of IAC's former CEO's restricted common stock award	—	—	(3,000)	—	—	—	—	—	—	—	—	—
Withholding taxes paid on IAC's transfer of Angi Inc. Class B shares to its former CEO	—	—	—	—	—	(9,347)	—	—	—	(9,347)	—	(9,347)
Issuance of Angi Inc. Class A common stock pursuant to stock-based awards, net of withholding taxes, prior to the Distribution	—	—	—	—	—	(8,264)	—	4	—	(8,260)	3,688	(4,572)
Purchase of IAC treasury stock	—	—	—	—	—	—	—	—	(302,407)	(302,407)	—	(302,407)
Purchase of Angi Inc. treasury stock prior to the Distribution	—	—	—	—	—	(10,688)	—	—	—	(10,688)	—	(10,688)
Adjustment of noncontrolling interests to redemption amount	(347)	—	—	—	—	347	—	—	—	347	—	347
Adjustment to the liquidation value of Vivian Health preferred shares	—	—	—	—	—	(2,198)	—	—	—	(2,198)	2,198	—
Distribution of IAC's investment in Angi Inc.	—	—	—	—	—	(1,065,612)	—	(382)	—	(1,065,994)	—	(1,065,994)
Elimination of Angi Inc. noncontrolling interest	—	—	—	—	—	682,927	—	—	—	682,927	(682,927)	—
Other	(33)	—	—	—	—	188	—	—	—	188	—	188
Balance at September 30, 2025	$25,279	$8	83,239	$1	5,789	$5,923,410	$(566,206)	$(11,879)	$(554,848)	$4,790,486	$27,928	$4,818,414

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Three and nine months ended September 30, 2024
(Unaudited)

	Redeemable Noncontrolling Interests	Common Stock, $0.0001 par value		Class B common stock, $0.0001 par value		Additional Paid-in-Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total IAC Shareholders' Equity	Noncontrolling Interests	Total Shareholders' Equity
		$	Shares	$	Shares
		(In thousands)
Balance at June 30 2024	$29,132	$8	84,683	$1	5,789	$6,363,548	$(96,278)	$(6,473)	$(252,441)	$6,008,365	$687,713	$6,696,078
Net earnings (loss)	832	—	—	—	—	—	(243,719)	—	—	(243,719)	5,442	(238,277)
Other comprehensive (loss) income, net of income taxes	—	—	—	—	—	—	—	(3,142)	—	(3,142)	632	(2,510)
Stock-based compensation expense	—	—	—	—	—	18,209	—	—	—	18,209	11,336	29,545
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	—	140	—	—	(5,822)	—	—	—	(5,822)	—	(5,822)
Issuance of Angi Inc. common stock pursuant to stock-based awards, net of withholding taxes	—	—	—	—	—	3,613	—	7	—	3,620	(4,529)	(909)
Purchase of Angi Inc. treasury stock	—	—	—	—	—	(7,588)	—	—	—	(7,588)	—	(7,588)
Purchase of noncontrolling interests	—	—	—	—	—	(11,296)	—	—	—	(11,296)	(4,723)	(16,019)
Adjustment of noncontrolling interests to redemption amount	(27)	—	—	—	—	27	—	—	—	27	—	27
Adjustment to the liquidation value of Vivian Health preferred shares	—	—	—	—	—	1,356	—	—	—	1,356	(1,356)	—
Other	(1,258)	—	—	—	—	34	—	—	—	34	—	34
Balance at September 30, 2024	$28,679	$8	84,823	$1	5,789	$6,362,081	$(339,997)	$(9,608)	$(252,441)	$5,760,044	$694,515	$6,454,559

Balance at December 31, 2023	$33,378	$8	84,465	$1	5,789	$6,340,312	$923	$(10,942)	$(252,441)	$6,077,861	$677,142	$6,755,003
Net earnings (loss)	741	—	—	—	—	—	(340,920)	—	—	(340,920)	6,239	(334,681)
Other comprehensive income, net of income taxes	—	—	—	—	—	—	—	1,323	—	1,323	437	1,760
Stock-based compensation expense	—	—	—	—	—	58,144	—	—	—	58,144	32,448	90,592
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	—	358	—	—	(14,637)	—	—	—	(14,637)	—	(14,637)
Issuance of Angi Inc. common stock pursuant to stock-based awards, net of withholding taxes	—	—	—	—	—	5,868	—	11	—	5,879	(11,531)	(5,652)
Purchase of Angi Inc. treasury stock	—	—	—	—	—	(25,772)	—	—	—	(25,772)	—	(25,772)
Purchase of noncontrolling interests	—	—	—	—	—	(11,296)	—	—	—	(11,296)	(4,723)	(16,019)
Adjustment of noncontrolling interests to redemption amount	(3,869)	—	—	—	—	3,869	—	—	—	3,869	—	3,869
Adjustment to the liquidation value of Vivian Health preferred shares	—	—	—	—	—	5,497	—	—	—	5,497	(5,497)	—
Other	(1,571)	—	—	—	—	96	—	—	—	96	—	96
Balance at September 30, 2024	$28,679	$8	84,823	$1	5,789	$6,362,081	$(339,997)	$(9,608)	$(252,441)	$5,760,044	$694,515	$6,454,559

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
	(In thousands)
Cash flows from operating activities attributable to continuing operations:
Net loss	$(25,672)	$(333,940)
Less: Net earnings from discontinued operations	15,313	37,537
Net loss from continuing operations	(40,985)	(371,477)
Adjustments to reconcile net loss to net cash provided by operating activities attributable to continuing operations:
Amortization of intangibles	70,452	109,793
Loss related to the allocation of a disputed gain on a real estate transaction	32,600	—
Depreciation	28,922	30,725
Non-cash lease expense (including right-of-use asset impairments)	28,854	29,375
Net loss (gain) on sales of investments and businesses (including unrealized losses on investments)	18,845	(16,530)
Stock-based compensation expense	16,067	58,144
Deferred income taxes	(46,891)	(88,792)
Net gains on amendments and early terminations of lease agreements	(42,193)	(232)
Unrealized (gain) loss on investment in MGM Resorts International	(648)	361,805
Unrealized increase in the estimated fair value of a warrant	—	(20,393)
Other adjustments, net	9,341	(4,208)
Changes in assets and liabilities, net of effects of dispositions:
Accounts receivable	70,655	53,535
Other assets	(5,172)	65,350
Operating lease liabilities	(78,646)	(38,576)
Accounts payable and other liabilities	(38,821)	(53,085)
Income taxes payable and receivable	(2,028)	3,607
Deferred revenue	7,105	5,184
Net cash provided by operating activities attributable to continuing operations	27,457	124,225
Cash flows from investing activities attributable to continuing operations:
Capital expenditures	(13,988)	(9,757)
Distribution of Angi Inc.'s cash in the spin-off	(386,563)	—
Net proceeds from the sales of investments and businesses	9,856	173,556
Proceeds from the sale of a portion of the retirement investment fund	11,948	2,326
Purchase of retirement investment fund	—	(15,253)
Net proceeds from sales of fixed assets	4,255	12,745
Proceeds from maturities of marketable debt securities	—	350,000
Purchases of marketable debt securities	—	(221,788)
Net collections of notes receivable	—	10,083
Other, net	3,331	220
Net cash (used in) provided by investing activities attributable to continuing operations	(371,161)	302,132
Cash flows from financing activities attributable to continuing operations:
Principal payments on the Term Loans	(1,430,148)	(22,500)
Net proceeds from the Term Loans refinancing	991,451	—
Proceeds from the issuance of the 2032 Notes	400,000	—
Debt issuance and deferred financing costs	(12,937)	—
Withholding taxes paid on behalf of employees on net settled stock-based awards	(67,128)	(14,616)
Purchases of treasury stock	(300,000)	—
Other, net	(372)	(230)
Net cash used in financing activities attributable to continuing operations	(419,134)	(37,346)
Total cash (used in) provided by continuing operations	(762,838)	389,011
Net cash (used in) provided by operating activities attributable to discontinued operations	(2,758)	120,200
Net cash used in investing activities attributable to discontinued operations	(12,499)	(37,541)
Net cash used in financing activities attributable to discontinued operations	(14,343)	(47,346)
Total cash (used in) provided by discontinued operations	(29,600)	35,313
Effect of exchange rate changes on cash and cash equivalents and restricted cash	651	530
Net (decrease) increase in cash and cash equivalents and restricted cash	(791,787)	424,854
Cash and cash equivalents and restricted cash at beginning of period	1,807,255	1,306,241
Cash and cash equivalents and restricted cash at end of period	$1,015,468	$1,731,095
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
On July 31, 2025, Dotdash Meredith Inc. was rebranded “People Inc.” and is referred to as such throughout this report (unless the context requires otherwise). Dotdash Meredith Inc. remains the entity’s legal name.
Nature of Operations
IAC today is comprised of category leading businesses, including People Inc. and Care.com, among others, and holds strategic equity positions in MGM Resorts International (“MGM”) and Turo Inc. (“Turo”).
Angi Inc. Spin-Off
On March 31, 2025, IAC completed the spin-off of Angi Inc. (“Angi”) by means of a special dividend (the “Distribution”) of all shares of Angi capital stock held by IAC to holders of its common stock and Class B common stock. As a result of the Distribution, IAC no longer owns any shares of Angi’s capital stock and Angi became an independent public company. As a result of the Distribution, the operations of Angi are presented as discontinued operations within IAC’s consolidated financial statements for all periods prior to March 31, 2025. See “Note 12—Discontinued Operations” for additional information.
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
The unaudited interim financial statements have been prepared in accordance with GAAP for interim financial information and with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and notes required by GAAP for complete annual financial statements. In the opinion of management, the unaudited interim financial statements include all normal recurring adjustments considered necessary for a fair presentation. Interim results are not necessarily indicative of the results that may be expected for the full year. The unaudited interim financial statements should be read in conjunction with the annual audited financial statements of the Company and notes thereto for the year ended December 31, 2024 filed with the SEC on Form 8-K on June 12, 2025.
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
On an ongoing basis, the Company evaluates its estimates, judgments and assumptions, if applicable, including those related to: the fair values of cash equivalents and marketable equity securities; the carrying value of accounts receivable, including the determination of the allowance for credit losses; the determination of the customer relationship period for certain costs to obtain a contract with a customer; the recoverability of right-of-use assets (“ROU assets”); the useful lives and recoverability of buildings, equipment, leasehold improvements and capitalized software and definite-lived intangible assets; the recoverability of goodwill and indefinite-lived intangible assets; the fair value of equity securities without readily determinable fair values; the fair value of interest rate swaps; contingencies; unrecognized tax benefits; the valuation allowance for deferred income tax assets; pension and post-retirement benefit plan assets and liabilities, including actuarial assumptions regarding discount rates, expected returns on plan assets, inflation and healthcare costs; and the fair value of and forfeiture rates for stock-based awards, among others. The Company bases its estimates, judgments and assumptions on historical experience, its forecasts and budgets and other factors that the Company considers relevant.

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
The Company also applies the practical expedient to expense commissions paid pursuant to sales incentive programs as incurred where the anticipated customer relationship period is one year or less.

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
The following table presents the changes in deferred revenue:

	Nine Months Ended September 30,
	2025	2024
	(In thousands)
Balance at January 1	$56,633	$93,683
Beginning deferred revenue balance recognized during the period	(53,241)	(65,180)
Net change primarily due to timing of collections and recognition	60,815	62,922
Sale of assets of Mosaic Group on February 15, 2024	—	(24,531)
Balance at September 30	$64,207	$66,894
Non-current deferred revenue was $0.1 million at both September 30, 2025 and December 31, 2024, and is included in “Other long-term liabilities” in the balance sheet.

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
The Services Agreement requires that the Company comply with certain guidelines promulgated by Google. Google may generally unilaterally update its policies and guidelines without advance notice. These updates may be specific to the Services Agreement or could be more general and thereby impact the Company as well as other companies. These policy and guideline updates have in the past, continue to and are expected in the future to require modifications to, or prohibit and/or render obsolete certain of our products, services and/or business practices, which have and are expected to in the future negatively impact revenue and been costly to address, and which have had and could have an adverse effect on our business, financial condition and results of operations. Further, changes to certain of the economic terms of the Services Agreement became effective April 1, 2025 and could impact Search revenue.
For the three and nine months ended September 30, 2025, total revenue earned from Google was $81.5 million and $272.4 million, respectively, representing 14% and 16% , respectively, of the Company’s revenue. The revenue attributable to the Services Agreement is earned at Search and was $51.4 million and $182.0 million for the three and nine months ended September 30, 2025, respectively, representing 9% and 10%, respectively, of the Company’s total revenue.
For the three and nine months ended September 30, 2024, total revenue earned from Google was $116.6 million and $374.5 million, respectively, representing 18% and 20%, respectively, of the Company’s revenue. The revenue attributable to the Services Agreement is earned at Search and was $86.0 million and $287.3 million for the three and nine months ended September 30, 2024, respectively, representing 13% and 15% , respectively, of the Company’s total revenue.
The related accounts receivable totaled $28.2 million and $43.7 million at September 30, 2025 and December 31, 2024, respectively.
Recent Accounting Pronouncements
Recent Accounting Pronouncements Adopted by the Company
There were no recently issued pronouncements adopted by the Company during the nine months ended September 30, 2025.
Recent Accounting Pronouncements Not Yet Adopted by the Company
Accounting Standards Update (“ASU”) No. 2023-09—Income Taxes (Topic 740)—Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU No. 2023-09, which establishes required categories and a quantitative threshold for the annual tabular rate reconciliation disclosures and disaggregated jurisdictional disclosures of income taxes paid. The guidance’s annual requirements are effective for the Company beginning with the reporting period for the fiscal year ending December 31, 2025. ASU No. 2023-09 may be applied either prospectively or retrospectively. The Company will adopt ASU No. 2023-09 in its financial statements for the year ending December 31, 2025 on a retrospective basis. ASU No. 2023-09 does not affect the Company’s results of operations, financial condition or cash flows.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
ASU No. 2024-03—Income Statement-Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40)—Disaggregation of Income Statement Expenses
In November 2024, the FASB issued ASU No. 2024-03, which is intended to provide users of financial statements with more decision-useful information about expenses of a public business entity, primarily through enhanced disclosures of certain components of expenses commonly presented within captions on the statement of operations, such as purchases of inventory, employee compensation, depreciation and amortization, as well as a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. ASU No. 2024-03 also requires disclosure of the total amount of selling expenses and, in annual reporting periods, the definition of selling expenses. ASU No. 2024-03 is effective for fiscal years beginning after December 15, 2026 and for interim periods beginning after December 15, 2027. Early adoption is permitted, and ASU No. 2024-03 may be applied either prospectively or retrospectively. The Company is currently assessing ASU No. 2024-03, its impact on its disclosures and the method of adoption. ASU No. 2024-03 does not affect the Company’s results of operations, financial condition or cash flows. The Company does not plan to early adopt ASU No. 2024-03.
ASU No. 2025-06—Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40): Targeted Improvements to Accounting for Internal-Use Software
In September 2025, the FASB issued ASU No. 2025-06, which amends the existing standard by removing references to software development project stages and clarifying the criteria for capitalization. ASU No. 2025-06 is effective for fiscal years beginning after December 15, 2027 and for interim periods within those fiscal years. Early adoption is permitted, and ASU No. 2025-06 may be applied prospectively, retrospectively or with a modified transition approach. The Company is currently assessing the timing and method of the adoption of ASU No. 2025-06, and its impact on its results of operations, financial condition and cash flows.

NOTE 2—FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
Marketable Securities
At September 30, 2025 and December 31, 2024, the Company has no investments in available-for-sale marketable debt securities.
Investment in MGM

	September 30, 2025	December 31, 2024
	(In thousands)
Investment in MGM	$2,243,320	$2,242,672
At September 30, 2025, the Company owns 64.7 million common shares of MGM, which represents 23.8% of MGM's common shares outstanding. The Company accounts for its investment in MGM under the equity method of accounting and has elected to account for this investment pursuant to the fair value option. The fair value of the investment in MGM is remeasured each reporting period based upon MGM’s closing stock price on the New York Stock Exchange on the last trading day in the reporting period; any unrealized pre-tax gains or losses are included in the statement of operations. For the three and nine months ended September 30, 2025, the Company recorded unrealized pre-tax gains from its investment in MGM of $17.5 million and $0.6 million, respectively. For the three and nine months ended September 30, 2024, the Company recorded unrealized pre-tax losses from its investment in MGM of $346.3 million and $361.8 million, respectively. The cumulative unrealized net pre-tax gain through September 30, 2025 is $979.5 million. A $2.00 increase or decrease in the share price of MGM would result in an unrealized gain or loss, respectively, of $129.4 million.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table presents MGM’s summarized financial information for the nine months ended September 30, 2025 and 2024. As noted above, the Company has elected to account for its investment in MGM pursuant to the fair value option. By electing the fair value option, the Company’s investment in MGM is remeasured each reporting period with any changes recognized through income based on MGM’s closing stock price. As a result, the value of our investment and the financial impacts in any given period are not necessarily correlated with the income statement information presented below.

	Nine Months Ended September 30,
	2025	2024
	(In thousands)
Revenues	$12,932,416	$12,893,983
Expenses	$12,294,252	$11,643,773
Net income	$138,096	$826,692
Net (loss) income attributable to MGM	$(87,750)	$589,126
Long-term Investments
Long-term investments consist of:

	September 30, 2025	December 31, 2024
	(In thousands)
Equity securities without readily determinable fair values	$409,574	$438,534
Total long-term investments	$409,574	$438,534
Equity Securities without Readily Determinable Fair Values
The following table presents a summary of unrealized pre-tax gains and losses recorded in “Other (expense) income, net” in the statement of operations as adjustments to the carrying value of equity securities without readily determinable fair values held at September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Upward adjustments (gross unrealized pre-tax gains)	$—	$1,901	$—	$1,901
Downward adjustments including impairments (gross unrealized pre-tax losses)	—	(17,061)	(28,945)	(24,928)
Total	$—	$(15,160)	$(28,945)	$(23,027)
The cumulative upward and downward adjustments (including impairments) to the carrying value of equity securities without readily determinable fair values held at September 30, 2025 were $31.4 million and $170.9 million, respectively.
Realized and unrealized pre-tax gains and losses for the Company’s investments without readily determinable fair values for the three and nine months ended September 30, 2025 and 2024 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Realized pre-tax gains, net, for equity securities sold	$—	$3,361	$9,777	$7,777
Unrealized pre-tax losses, net, on equity securities held	—	(15,160)	(28,945)	(23,027)
Total pre-tax losses, net recognized	$—	$(11,799)	$(19,168)	$(15,250)
All pre-tax gains and losses on equity securities without readily determinable fair values, realized and unrealized, are recognized in “Other (expense) income, net” in the statement of operations.

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
The following tables present the Company’s financial instruments that are measured at fair value on a recurring basis:

	September 30, 2025
	Level 1	Level 2	Level 3	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$823,912	$—	$—	$823,912
Time deposits	—	20,044	—	20,044
Other current assets:
Retirement investment fund	—	1,980	—	1,980
Investment in MGM	2,243,320	—	—	2,243,320
Total	$3,067,232	$22,024	$—	$3,089,256

Liabilities:
Other long-term liabilities:
Interest rate swaps(a)	$—	$(1,917)	$—	$(1,917)
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

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	December 31, 2024
	Level 1	Level 2	Level 3	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$1,130,095	$—	$—	$1,130,095
Time deposits	—	18,098	—	18,098
Other current assets:
Retirement investment fund	—	13,763	—	13,763
Investment in MGM	2,242,672	—	—	2,242,672
Other non-current assets:
Interest rate swaps(a)	—	1,715	—	1,715
Total	$3,372,767	$33,576	$—	$3,406,343
Warrant
The Company owns preferred shares of Turo, a peer-to-peer car sharing marketplace, which are accounted for as an equity security without a readily determinable fair value, as the preferred shares are not common stock equivalents. As part of the Company’s original investment in Turo preferred shares, the Company received a warrant that was recorded at fair value each reporting period with any change in fair value included in “Other (expense) income, net” in the statement of operations. The warrant was measured using significant unobservable inputs and classified in the fair value hierarchy table as Level 3. The Company net settled its Turo warrant on July 23, 2024 (the warrant expiration date) for 4.5 million shares of Series E-2 preferred stock and the fair value of the warrant of $70.0 million was reclassified to equity securities without readily determinable fair values. The Company had measured this warrant at fair value at June 30, 2024 using the settlement value of the shares received pursuant to its net exercise on July 23, 2024.
The following tables present the change in the warrant for the three and nine months ended September 30, 2024, which was measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Three Months Ended September 30, 2024
(In thousands)
Balance at April 1	$70,024
Settlements	(70,024)
Balance at September 30	$—

Nine Months Ended September 30, 2024
(In thousands)
Balance at January 1	$49,631
Total net gains:
Fair value adjustments included in earnings	20,393
Settlements	(70,024)
Balance at September 30	$—

IAC INC. AND SUBSIDIARIES
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
Financial instruments measured at fair value only for disclosure purposes
The total fair value of the outstanding long-term debt, including the current portion, is estimated using observable market prices or indices for similar liabilities, which are Level 2 inputs, and was approximately $1.44 billion and $1.49 billion at September 30, 2025 and December 31, 2024, respectively.
NOTE 3—LONG-TERM DEBT
All of the Company’s long-term debt are liabilities of People Inc. and consists of:

	September 30, 2025	December 31, 2024
	(In thousands)
Term Loan A-1 due May 14, 2030	$345,625	$—
Term Loan B-2 due June 16, 2032	700,000	—
7.625% Senior Secured Notes due June 15, 2032; interest payable each June 15 and December 15	400,000	—
Term Loan A due December 1, 2026	—	297,500
Term Loan B-1 due December 1, 2028	—	1,182,500
Total long-term debt	1,445,625	1,480,000
Less: current portion of long-term debt	22,750	35,000
Less: original issue discount	3,512	3,512
Less: unamortized debt issuance costs	12,523	6,481
Total long-term debt, net	$1,406,840	$1,435,007
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

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
During the second quarter of 2025, People Inc. recorded an extinguishment loss of $8.5 million to write off a pro-rata amount of unamortized capitalized costs and the original issue discount related to the previously outstanding Term Loans and the then existing revolving credit facility as a result of the refinancing transactions. Debt issuance costs and original issuance discount related to the refinancing transactions of $12.9 million and $3.5 million, respectively, were recorded and are presented as a reduction of the carrying value of the related debt in the balance sheet. The deferred financing costs of $0.8 million related to the Revolving Facility were capitalized and are included in “Other non-current assets” in the balance sheet. The extinguishment loss is recorded in “Interest expense” in the statement of operations. Fees incurred of $0.6 million that did not qualify for capitalization are recorded in “Other (expense) income, net” in the statement of operations.
People Inc. has never made any borrowings under any of its revolving credit facilities. The annual commitment fee on undrawn funds is based on People Inc.’s most recently reported consolidated net leverage ratio, as defined in the governing agreements, and was 35 and 40 basis points at September 30, 2025 and December 31, 2024, respectively. Any borrowings under the Revolving Facility would bear interest, at People Inc.’s option, at either a base rate or secured overnight financing rate (“SOFR”), plus an applicable margin, which is based on People Inc.’s consolidated net leverage ratio.
As of the last day of any calendar quarter, subject to certain exemptions and increases for qualifying material acquisitions, the governing agreements require People Inc. to maintain a consolidated net leverage ratio as of the last day of such quarter of no greater than 5.5 to 1.0, all as defined in the governing agreements. The governing agreements contain additional covenants that would limit People Inc.’s ability to pay dividends, incur incremental secured indebtedness or make distributions or certain investments in the event a default has occurred or if People Inc.’s consolidated net leverage ratio exceeds 4.0 to 1.0, subject to certain available amounts, all as defined in the governing agreements. As a result, the Company may not be able to freely access People Inc.’s cash. People Inc.’s consolidated net leverage ratio was less than 4.0 to 1.0 for the test periods ended September 30, 2025 and December 31, 2024.
The governing agreements allow the Company to contribute cash to People Inc., which the Company has in the past and may in the future, to provide, among other things, additional liquidity to improve People Inc.’s consolidated net leverage ratios for any test period. These agreements also allow People Inc. to make distributions to the Company in amounts not to exceed these capital contributions, provided that no default has occurred and is continuing. In June and September 2025, the Company contributed $80 million and $55 million, respectively, to People Inc., which People Inc. subsequently distributed to the Company in July and October 2025, respectively. The June contribution resulted in an improvement to People Inc.’s consolidated net leverage ratio that enabled People Inc. to reduce the interest rate on the Term Loan A-1 and the commitment fee on the Revolving Facility during the third quarter of 2025. As of June 30 and September 30, 2025, the net leverage ratio was less than 4.0 to 1.0 when calculated with or without the 2025 contributions. In March, June and September 2024, the Company contributed $55 million, $50 million and $20 million, respectively, to People Inc., which People Inc. subsequently distributed to the Company in April, July and October 2024, respectively. The 2024 contributions had no impact on People Inc.’s consolidated net leverage ratio compliance; the ratios were greater than 4.0 to 1.0 but less than 5.5 to 1.0 as of March 31, June 30 and September 30, 2024 when calculated with or without the 2024 contributions.
The obligations under the governing agreements are guaranteed by certain of People Inc.’s wholly-owned domestic subsidiaries and are secured by substantially all of the assets of People Inc. and those subsidiaries.
Long-term Debt Maturities:
The Term Loan A-1 requires quarterly principal payments, which commenced September 30, 2025, of $4.4 million through December 31, 2027, $8.8 million thereafter through December 31, 2028 and $13.1 million thereafter through maturity. The Term Loan B-2 requires quarterly principal payments of $1.8 million commencing March 31, 2026 through maturity. Annually, the Term Loan B-2 may require additional principal payments as part of an excess cash flow sweep provision, the amount of which is determined, in part, by People Inc.’s applicable net leverage ratio and is further subject to the excess cash flow exceeding certain thresholds as defined in the governing agreements. No such payment was required on the Term Loan B-1 related to the period ended December 31, 2024.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Long-term debt maturities at September 30, 2025 are summarized in the table below:

Year Ending December 31,	(In thousands)
Remainder of 2025	$4,375
2026	24,500
2027	24,500
2028	42,000
2029	59,500
Thereafter	1,290,750
Total	1,445,625
Less: current portion of long-term debt	22,750
Less: unamortized original issue discount	3,512
Less: unamortized debt issuance costs	12,523
Total long-term debt, net	$1,406,840

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
Interest Rates and Interest Rate Swaps:
Prior to the effectiveness of Amendment No. 2 and Amendment No. 3, the Term Loan A bore interest at an adjusted term SOFR plus an applicable margin depending on People Inc.’s most recently reported consolidated net leverage ratio, each as defined in the governing agreements. The adjustment to SOFR was fixed at 0.10% under Amendment No. 1, and such adjustment was removed upon the execution of Amendment No. 2. At September 30, 2025, the Term Loan A-1 bore interest at SOFR plus 2.00%, or 6.14%. At December 31, 2024, the Term Loan A bore interest at an adjusted term SOFR plus 2.25%, or 6.94%. At September 30, 2025 and December 31, 2024, the Term Loan B-2 and the Term Loan B-1, respectively, bore interest at SOFR, subject to a minimum of 0.50%, plus 3.50%, or 7.78% and 8.05%, respectively, as the applicable margin was unchanged under the governing agreements. Interest payments are due at least quarterly through the respective maturity dates of the Term Loans.
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

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
People Inc. assessed hedge effectiveness at the time of entering into these agreements and determined these interest rate swaps are expected to be highly effective. People Inc. evaluates the hedge effectiveness of the interest rate swaps quarterly, or more frequently, if necessary, by verifying (i) that the critical terms of the interest rate swaps continue to match the critical terms of the hedged interest payments and (ii) that it is probable the counterparties will not default. If the two requirements are met, the interest rate swaps are determined to be effective and all changes in the fair value of the interest rate swaps are recorded in “Accumulated other comprehensive loss.” See “Note 4—Accumulated Other Comprehensive Loss” for the net unrealized gains and losses before reclassifications in “Accumulated other comprehensive loss” and realized gains reclassified into “Interest expense” for the three and nine months ended September 30, 2025 and 2024. At September 30, 2025, $0.8 million is expected to be reclassified into interest expense within the next twelve months as net realized losses.
NOTE 4—ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables present the components of accumulated other comprehensive loss, net of income tax.

	Three Months Ended September 30, 2025
	Foreign Currency Translation Adjustment	Unrealized Losses On Interest Rate Swaps	Accumulated Other Comprehensive Loss
	(In thousands)
Balance at July l	$(9,799)	$(1,303)	$(11,102)
Other comprehensive (loss) income before reclassifications	(619)	294	(325)
Amounts reclassified to earnings	—	(452)	(452)
Net current period other comprehensive loss	(619)	(158)	(777)
Balance at September 30	$(10,418)	$(1,461)	$(11,879)

	Three Months Ended September 30, 2024
	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) On Interest Rate Swaps	Unrealized Gains On Available-For-Sale Marketable Debt Securities	Accumulated Other Comprehensive Loss
	(In thousands)
Balance at July l	$(10,048)	$3,575	$—	$(6,473)
Other comprehensive income (loss) before reclassifications	3,317	(5,136)	3	(1,816)
Amounts reclassified to earnings	—	(1,326)	—	(1,326)
Net current period other comprehensive income (loss)	3,317	(6,462)	3	(3,142)
Accumulated other comprehensive loss allocated to noncontrolling interests during the period	7	—	—	7
Balance at September 30	$(6,724)	$(2,887)	$3	$(9,608)

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Nine Months Ended September 30, 2025
	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) On Interest Rate Swaps	Accumulated Other Comprehensive (Loss) Income
	(In thousands)
Balance at January 1	$(12,703)	$1,307	$(11,396)
Other comprehensive income (loss) before reclassifications	2,663	(1,423)	1,240
Amounts reclassified to earnings	—	(1,345)	(1,345)
Net current period other comprehensive income (loss)	2,663	(2,768)	(105)
Accumulated other comprehensive loss allocated to noncontrolling interests during the period	4	—	4
Distribution of Angi	(382)	—	(382)
Balance at September 30	$(10,418)	$(1,461)	$(11,879)

	Nine Months Ended September 30, 2024
	Foreign Currency Translation Adjustment	Unrealized (Losses) Gains On Interest Rate Swaps	Unrealized Gains (Losses) On Available-For-Sale Marketable Debt Securities	Accumulated Other Comprehensive (Loss) Income
	(In thousands)
Balance at January 1	$(10,266)	$(696)	$20	$(10,942)
Other comprehensive income (loss) before reclassifications	2,104	1,810	(17)	3,897
Amounts reclassified to earnings	1,427	(4,001)	—	(2,574)
Net current period other comprehensive income (loss)	3,531	(2,191)	(17)	1,323
Accumulated other comprehensive loss allocated to noncontrolling interests during the period	11	—	—	11
Balance at September 30	$(6,724)	$(2,887)	$3	$(9,608)
The amounts reclassified out of foreign currency translation adjustment into earnings for the nine months ended September 30, 2024 relate to the substantial liquidation of certain international subsidiaries.
At September 30, 2025 and 2024, there was $0.5 million and $0.9 million of deferred income tax benefit, respectively, related to unrealized losses on interest rate swaps. At September 30, 2024, there was no deferred income tax provision or benefit related to net unrealized gains and losses on available-for-sale marketable debt securities.
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

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Disaggregated Revenue
The following table presents revenue by reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
People Inc.
Digital	$269,022	$246,431	$753,599	$693,836
Print	168,979	198,515	516,315	576,096
Intersegment eliminations(a)	(8,174)	(5,483)	(19,646)	(14,768)
Total People Inc.	429,827	439,463	1,250,268	1,255,164
Care.com	90,818	95,746	261,690	275,923
Search	51,892	88,284	183,911	298,513
Emerging & Other	17,288	18,565	51,452	72,465
Intersegment eliminations(b)	(32)	(58)	(111)	(1,382)
Total	$589,793	$642,000	$1,747,210	$1,900,683
_____________________
(a)    Intersegment eliminations relate to Digital performance marketing commissions earned for the placement of magazine subscriptions and Digital advertising related to media campaigns sold by an agency business within Print.
(b)    For the nine months ended September 30, 2024, intersegment eliminations primarily relate to advertising sold by People Inc. to other IAC owned businesses.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table presents the revenue of the Company’s segments disaggregated by type of service:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
People Inc.
Digital:
Advertising revenue	$161,204	$165,562	$456,951	$451,890
Performance marketing revenue	72,395	52,324	190,716	157,410
Licensing and other revenue	35,423	28,545	105,932	84,536
Total Digital revenue	269,022	246,431	753,599	693,836
Print:
Subscription revenue	71,294	81,195	219,110	235,301
Advertising revenue	38,695	47,105	112,732	134,714
Project and other revenue	28,201	37,380	85,308	103,924
Newsstand revenue	25,510	25,706	80,134	76,124
Performance marketing revenue	5,279	7,129	19,031	26,033
Total Print revenue	168,979	198,515	516,315	576,096
Intersegment eliminations(a)	(8,174)	(5,483)	(19,646)	(14,768)
Total People Inc. revenue	$429,827	$439,463	$1,250,268	$1,255,164

Care.com
Consumer revenue	$44,467	$46,302	$135,416	$146,226
Enterprise revenue	46,351	49,444	126,274	129,697
Total Care.com revenue	$90,818	$95,746	$261,690	$275,923

Search
Advertising revenue:
Google advertising revenue	$51,843	$86,191	$183,701	$288,598
Non-Google advertising revenue	22	1,745	166	8,681
Total advertising revenue	51,865	87,936	183,867	297,279
Other revenue	27	348	44	1,234
Total Search revenue	$51,892	$88,284	$183,911	$298,513

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Segment Expenses
The following table presents the significant segment expenses regularly provided to the CODM for each of the Company’s reportable segments that are included in determining Segment Adjusted EBITDA, which is the Company’s segment reporting performance measure:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
People Inc.
Digital:
Cost of revenue	$81,100	$71,267	$227,561	$198,548
Selling and marketing expense	70,162	54,888	195,208	163,003
General and administrative expense	25,554	23,758	76,928	74,420
Product development expense	28,247	30,116	84,579	91,058
Total Digital expenses	205,063	180,029	584,276	527,029
Print:
Cost of revenue	89,012	95,724	254,747	286,673
Selling and marketing expense	59,493	73,561	186,666	213,290
General and administrative expense	11,552	12,164	32,711	37,718
Product development expense	1,583	2,453	4,666	7,645
Total Print expenses	161,640	183,902	478,790	545,326
Other:
Other(c)(d)	6,332	12,374	(8,030)	32,270
Intersegment eliminations	(8,174)	(5,483)	(19,646)	(14,768)
Total People Inc. expenses	$364,861	$370,822	$1,035,390	$1,089,857

Care.com
Cost of revenue	$20,782	$20,561	$58,075	$59,707
Selling and marketing expense	27,698	26,057	76,558	77,032
General and administrative expense	21,117	17,605	57,760	62,826
Product development expense	13,393	13,412	41,136	39,119
Total Care.com expenses	$82,990	$77,635	$233,529	$238,684

Search
Traffic acquisition costs and online marketing(e)	$42,386	$75,577	$151,982	$254,680
Other segment items(f)	7,626	10,256	21,939	32,360
Total Search expenses	$50,012	$85,833	$173,921	$287,040
_____________________
(c)    Other comprises unallocated corporate expenses.
(d)    The three months ended September 30, 2025 include a net gain of $5.2 million from an amendment of a lease, which provided for the surrender of certain office space early. The nine months ended September 30, 2025 include net gains of $41.5 million resulting from amendments of a lease, which provided for the surrender of certain office space early, reflecting $36.2 million recognized in the first quarter of 2025 from the surrender of certain unoccupied office space early and $5.2 million described above.
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
Approximately one-half of our consolidated annual Adjusted EBITDA is generated in the fourth quarter of each fiscal year. This is due to the concentration of spending by advertisers, which drives higher advertising revenue, and consumer spending, which drives higher performance marketing revenue, during the year-end holiday selling season at People Inc.
The following table presents a summary of Segment Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
People Inc.
Digital	$63,959	$66,402	$169,323	$166,807
Print	7,339	14,613	37,525	30,770
Other(c)(d)	(6,332)	(12,374)	8,030	(32,270)
Total People Inc.	64,966	68,641	214,878	165,307
Care.com	7,828	18,111	28,161	37,239
Search	1,880	2,451	9,990	11,473
Emerging & Other	(20,046)	(2,121)	(30,902)	(29,267)
Total Segment Adjusted EBITDA	$54,628	$87,082	$222,127	$184,752
The following table reconciles total Segment Adjusted EBITDA to loss from continuing operations before income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Total Segment Adjusted EBITDA	$54,628	$87,082	$222,127	$184,752
Corporate Adjusted EBITDA loss	(25,527)	(15,497)	(90,733)	(62,854)
Stock-based compensation expense(g)	(16,992)	(18,207)	(16,067)	(58,144)
Depreciation	(8,996)	(8,877)	(28,922)	(30,725)
Amortization of intangibles	(23,511)	(36,355)	(70,452)	(109,793)
Interest expense	(27,636)	(34,656)	(93,117)	(103,810)
Unrealized gain (loss) on investment in MGM Resorts International	17,476	(346,272)	648	(361,805)
Other (expense) income, net	(18,438)	10,384	(7,922)	90,828
Loss from continuing operations before income taxes	$(48,996)	$(362,398)	$(84,438)	$(451,551)

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
_____________________
(g)    The nine months ended September 30, 2025 reflect the reversal of $49.8 million of previously recognized stock-based compensation expense related to the forfeiture of our former Chief Executive Officer’s (“CEO”) restricted stock award pursuant to an employment transition agreement (the “Employment Transition Agreement”) entered into on January 13, 2025, partially offset by $14.9 million of stock-based compensation expense related to the transfer of 5.0 million Class B shares of Angi held by the Company, prior to the Distribution to our former CEO, pursuant to the Employment Transition Agreement.
Segment Assets
Segment asset information is not regularly presented to the CODM.
Capital Expenditures
The following table presents capital expenditures:

	Nine Months Ended September 30,
	2025	2024
	(In thousands)
People Inc.	$12,212	$9,336
Care.com	1,355	297
Corporate	421	124
Total	$13,988	$9,757
Geographic Information
Revenue by geography is based on where the customer is located. Geographic information about revenue and long-lived assets is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Revenue:
United States	$546,358	$575,083	$1,609,773	$1,666,547
All other countries	43,435	66,917	137,437	234,136
Total	$589,793	$642,000	$1,747,210	$1,900,683

	September 30, 2025	December 31, 2024
	(In thousands)
Long-lived assets (excluding goodwill and intangible assets):
United States	$462,449	$535,608
All other countries	1,759	2,348
Total	$464,208	$537,956

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 6—PENSION AND POST-RETIREMENT BENEFIT PLANS
The following tables present the components of net periodic benefit cost (credit) for the People Inc. pension and post-retirement benefit plans:

	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024
	Pension		Post-Retirement	Pension		Post-Retirement
	Domestic	International	Domestic	Domestic	International	Domestic
	(In thousands)
Service cost	$—	$—	$—	$50	$—	$1
Interest cost	33	5,532	53	289	4,892	51
Expected return on plan assets	—	(5,518)	—	(181)	(4,891)	—
Actuarial loss (gain) recognition	20	—	—	(4,353)	—	—
Net periodic benefit cost (credit)	$53	$14	$53	$(4,195)	$1	$52

	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
	Pension		Post-Retirement	Pension		Post-Retirement
	Domestic	International	Domestic	Domestic	International	Domestic
	(In thousands)
Service cost	$—	$—	$—	$152	$—	$1
Interest cost	107	16,140	159	1,760	14,438	154
Expected return on plan assets	—	(16,102)	—	(1,293)	(14,438)	—
Actuarial loss (gain) recognition	60	—	—	(5,457)	—	—
Net periodic benefit cost (credit)	$167	$38	$159	$(4,838)	$—	$155

People Inc. froze and terminated the domestic funded pension plan as of December 31, 2022 and the last of the required customary regulatory approvals for the termination were received in 2024. In connection with the termination of this plan, the liabilities were settled through a combination of (i) lump sum payments to eligible participants who elected to receive them and (ii) the purchase of annuity contracts for participants who either did not elect lump sums or were already receiving benefits. During the third quarter of 2024, the domestic funded pension plan’s remaining assets of $15.3 million were transferred to a suspense account in the trust for the IAC Inc. Retirement Savings Plan (the "IAC Plan"). In accordance with Internal Revenue Service ("IRS") requirements, assets in the suspense account are to be allocated to active People Inc. participants in the IAC Plan no less than ratably over a period not to exceed seven years, which may be accelerated. During the third quarter of 2024, People Inc. made its first asset allocation under the requirements and has made further allocations during 2025. See “Note 2—Financial Instruments and Fair Value Measurements” for additional information regarding this retirement investment fund.
The actuarial gain of $4.4 million and $5.5 million for the three and nine months ended September 30, 2024, respectively, primarily relates to the final annuity contract pricing and lump sum payments for the domestic funded pension plan, partially offset by investment performance and plan expenses.
The components of net periodic benefit cost (credit), other than the service cost component, are included in “Other (expense) income, net” in the statement of operations.
NOTE 7—INCOME TAXES
At the end of each interim period, the Company estimates the annual effective income tax rate and applies that rate to its ordinary year-to-date earnings or loss. The income tax provision or benefit related to significant, unusual, or extraordinary items, if applicable, that will be separately reported or reported net of their related tax effects are individually computed and recognized in the interim period in which they occur. In addition, the effect of changes in enacted tax laws or rates, tax status, judgment on the realizability of a beginning-of-the-year deferred tax asset in future years or unrecognized tax benefits is recognized in the interim period in which the change occurs.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The computation of the estimated annual effective income tax rate at each interim period requires certain estimates and assumptions including, but not limited to, the expected pre-tax income (or loss) for the year, projections of the proportion of income (and/or loss) earned and taxed in foreign jurisdictions, permanent and temporary differences and the likelihood of the realization of deferred tax assets generated in the current year. The accounting estimates used to compute the provision or benefit for income taxes may change as new events occur, more experience is acquired, additional information is obtained or the Company’s tax environment changes. To the extent that the estimated annual effective income tax rate changes during a quarter, the effect of the change on prior quarters is included in income tax provision or benefit in the quarter in which the change occurs. Included in the income tax provision for the three and nine months ended September 30, 2025 was a benefit of $7.3 million due to a higher estimated annual effective income tax rate from that applied to the first half of the year’s ordinary loss. The higher estimated annual effective rate was due primarily to the increased impact that forecasted non-deductible expenses had on the decrease in forecasted ordinary pre-tax income.
For the three months ended September 30, 2025, the Company recorded an income tax benefit of $27.3 million, which represents an effective income tax rate of 56%, which was higher than the statutory rate of 21% due primarily to the change in the estimated annual effective income tax rate (as discussed above), excess tax benefits generated by the exercise of stock-based awards, non-deductible compensation expense and state taxes, partially offset by research credits. For the nine months ended September 30, 2025, the Company recorded an income tax benefit of $43.5 million, which represents an effective income tax rate of 51%, which was higher than the statutory rate of 21% due primarily to non-taxable stock-based compensation expense, state taxes and the realization of a capital loss, partially offset by research credits and a deferred tax adjustment. The non-taxable stock-based compensation expense relates to the forfeiture of our former CEO’s restricted stock award pursuant to the Employment Transition Agreement. For the three months ended September 30, 2024, the Company recorded an income tax benefit of $86.2 million, which represents an effective income tax rate of 24%, which was higher than the statutory rate of 21% due primarily to state taxes. For the nine months ended September 30, 2024, the Company recorded an income tax benefit of $80.1 million, which represents an effective income tax rate of 18%, which was lower than the statutory rate of 21% due primarily to the non-deductible portion of goodwill in the sale of the assets of Mosaic Group and non-deductible compensation expense, partially offset by the realization of a capital loss, research credits and state taxes.
As a result of the Distribution, the Company has allocated to Angi a portion of the tax attributes related to the consolidated federal and state tax filings pursuant to the Internal Revenue Code and applicable state law. This allocation requires that the Company’s net deferred tax liability be adjusted in the year of the Distribution with a corresponding adjustment to additional paid-in capital. The allocation of attributes that was recorded as of the Distribution on March 31, 2025 was preliminary and subject to adjustments. An allocation of additional tax attributes will be made at the close of the tax year on December 31, 2025 as an adjustment to additional paid-in capital, as well as upon the filing of the 2025 tax return in the fourth quarter of 2026 and potential tax audits in the future.
The Company is routinely under audit by federal, state, local and foreign authorities in the area of income tax. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. During the third quarter of 2025, the IRS notified the Company that its federal income tax return for the year ended December 31, 2023, has been selected for audit. Returns filed in various other jurisdictions are open to examination beginning with the 2015 tax year. Income taxes payable include unrecognized tax benefits considered sufficient to pay assessments that may result from the examination of prior year tax returns. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may not accurately anticipate actual outcomes and, therefore, may require periodic adjustment. Although management currently believes changes in unrecognized tax benefits from period to period and differences between amounts paid, if any, upon resolution of issues raised in audits and amounts previously provided will not have a material impact on the liquidity, results of operations, and/or financial condition of the Company, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future.
The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in the income tax provision. At September 30, 2025 and December 31, 2024, accruals for interest and penalties are not material.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
At September 30, 2025 and December 31, 2024, unrecognized tax benefits, including interest and penalties, were $16.2 million and $14.6 million, respectively. Unrecognized tax benefits, including interest and penalties, at September 30, 2025 increased by $1.6 million due primarily to research credits. If unrecognized tax benefits at September 30, 2025 are subsequently recognized, $15.2 million, net of related deferred tax assets and interest, would reduce income tax expense. The comparable amount at December 31, 2024 was $13.7 million. The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease by $0.3 million by September 30, 2026 due to expected settlements and statute expirations, all of which would reduce the income tax provision from continuing operations.
On July 4, 2025, the “One Big Beautiful Bill Act” (the “Act”) was enacted into law. The Act contains multiple changes to the Internal Revenue Code with certain changes effective in 2025 and others with effective dates through 2027.  These changes include allowing accelerated tax deductions for domestic research expenditures and qualified property, and changes to the net interest expense deduction limitations. The Act has a limited effect on our estimated annual effective income tax rate.

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
Basic EPS is computed by dividing net earnings (loss) attributable to holders of IAC common stock and Class B common stock by the weighted-average number of shares of common stock and Class B common stock outstanding during the period. If more dilutive, while the restricted shares were outstanding, undistributed earnings allocated to the participating security was subtracted from earnings in determining earnings attributable to holders of IAC common stock and Class B common stock for basic EPS.
Diluted EPS is computed by dividing net earnings (loss) attributable to holders of IAC common stock and Class B common stock by the weighted-average number of common stock and Class B common stock outstanding plus dilutive securities during the period. If more dilutive, while the restricted shares were outstanding, diluted EPS was adjusted for the reallocation of undistributed earnings allocated to the participating security in determining earnings attributable to holders of IAC common stock and Class B common stock for diluted EPS.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The numerator and denominator of basic and diluted EPS computations for the Company’s common stock and Class B common stock are calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands, except per share data)
Basic EPS:
Numerator:
Net loss from continuing operations	$(21,737)	$(276,229)	$(40,985)	$(371,477)
Net (earnings) loss attributable to noncontrolling interests of continuing operations	(142)	(831)	688	(573)
Net earnings attributed to unvested participating security	—	—	—	—
Net loss from continuing operations attributable to IAC common stock and Class B common stock shareholders	(21,879)	(277,060)	(40,297)	(372,050)

Earnings from discontinued operations, net of tax	—	38,784	15,313	37,537
Net earnings attributable to noncontrolling interests of discontinued operations	—	(5,443)	(2,248)	(6,407)
Net earnings attributed to unvested participating security	—	—	—	—
Net earnings from discontinued operations attributable to IAC common stock and Class B common stock shareholders	—	33,341	13,065	31,130

Net loss attributable to IAC common stock and Class B common stock shareholders	$(21,879)	$(243,719)	$(27,232)	$(340,920)

Denominator:
Weighted average basic IAC common stock and Class B common stock shares outstanding(a)	79,629	83,178	80,804	83,084

Loss per share:
Loss per share from continuing operations attributable to IAC common stock and Class B common stock shareholders	$(0.27)	$(3.33)	$(0.50)	$(4.48)
Earnings per share from discontinued operations, net of tax, attributable to IAC common stock and Class B common stock shareholders	—	0.40	0.16	0.38
Loss per share attributable to IAC common stock and Class B common stock shareholders	$(0.27)	$(2.93)	$(0.34)	$(4.10)

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands, except per share data)
Diluted EPS:
Numerator:
Net loss from continuing operations	$(21,737)	$(276,229)	$(40,985)	$(371,477)
Net (earnings) loss attributable to noncontrolling interests of continuing operations	(142)	(831)	688	(573)
Net earnings attributed to unvested participating security	—	—	—	—
Net loss from continuing operations attributable to IAC common stock and Class B common stock shareholders	(21,879)	(277,060)	(40,297)	(372,050)

Earnings from discontinued operations, net of tax	—	38,784	15,313	37,537
Net earnings attributable to noncontrolling interests of discontinued operations	—	(5,443)	(2,248)	(6,407)
Net earnings attributed to unvested participating security	—	—	—	—
Net earnings from discontinued operations attributable to IAC common stock and Class B common stock shareholders	—	33,341	13,065	31,130

Net loss attributable to IAC common stock and Class B common stock shareholders	$(21,879)	$(243,719)	$(27,232)	$(340,920)

Denominator:
Weighted average basic IAC common stock and Class B common stock shares outstanding(a)	79,629	83,178	80,804	83,084
Dilutive securities(b)	—	—	—	—
Denominator for earnings per share—weighted average shares(b)	79,629	83,178	80,804	83,084

Loss per share:
Loss per share from continuing operations attributable to IAC common stock and Class B common stock shareholders	$(0.27)	$(3.33)	$(0.50)	$(4.48)
Earnings per share from discontinued operations, net of tax, attributable to IAC common stock and Class B common stock shareholders	—	0.40	0.16	0.38
Loss per share attributable to IAC common stock and Class B common stock shareholders	$(0.27)	$(2.93)	$(0.34)	$(4.10)
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
(b)    For all periods presented the Company had losses from continuing operations and as a result for both the three and nine months ended September 30, 2025 and 2024, approximately 3.8 million and 7.8 million, respectively, of potentially dilutive securities were excluded from computing diluted EPS for the periods because the impact would have been anti-dilutive. Accordingly, the weighted average basic shares outstanding were used to compute the diluted EPS amounts.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 9—FINANCIAL STATEMENT DETAILS
Cash and Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the balance sheet to the total amounts shown in the statement of cash flows:

	September 30, 2025	December 31, 2024	September 30, 2024	December 31, 2023
	(In thousands)
Cash and cash equivalents	$1,005,496	$1,381,736	$1,324,537	$933,401
Restricted cash included in other current assets	2,240	8,974	10,988	8,539
Restricted cash included in other non-current assets	7,732	—	—	—
Cash and cash equivalents included in current assets of discontinued operations	—	416,434	395,310	364,044
Restricted cash included in non-current assets of discontinued operations	—	111	260	257
Total cash and cash equivalents and restricted cash as shown on the statement of cash flows	$1,015,468	$1,807,255	$1,731,095	$1,306,241
Restricted cash included in “Other non-current assets” in the balance sheet at September 30, 2025 and “Other current assets” at December 31, 2024, September 30, 2024 and December 31, 2023 primarily consists of cash held in escrow related to the funded People Inc. pension plan in the United Kingdom. Restricted cash included in “Other current assets” in the balance sheet at September 30, 2024 also includes cash received from Care.com’s payment solutions customers for payroll and related taxes, which were remitted subsequent to the period end. Restricted cash included in “Other current assets” for all periods presented also includes cash held related to insurance programs at Care.com.
Credit Losses
The following table presents the changes in the allowance for credit losses:

	Nine Months Ended September 30,
	2025	2024
	(In thousands)
Balance at January 1	$7,409	$7,695
Current period provision for credit losses	3,359	2,297
Write-offs charged against the allowance	(4,307)	(4,212)
Recoveries collected	89	34
Other	—	159
Balance at September 30	$6,550	$5,973
Accumulated Depreciation and Amortization
The following table provides the accumulated depreciation and amortization within the balance sheet:

Asset Category	September 30, 2025	December 31, 2024
	(In thousands)
Buildings, equipment, leasehold improvements and capitalized software	$196,892	$178,092
Intangible assets	$671,465	$662,819

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Other (expense) income, net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Loss related to the allocation of a disputed gain on a real estate transaction(a)	$(32,600)	$—	$(32,600)	$—
Net (downward) upward adjustments to the carrying value of equity securities without readily determinable fair values and net gains (losses) on sales of investments and businesses (including unrealized losses on investments)(b)	—	(11,673)	(18,845)	16,530
Interest income	11,421	17,270	37,155	51,120
Unrealized increase in the estimated fair value of a warrant	—	—	—	20,393
Other	2,741	4,787	6,368	2,785
Other (expense) income, net	$(18,438)	$10,384	$(7,922)	$90,828
_____________________
(a)     See “Note 10—Contingencies ” for additional information on the loss related to the allocation of a disputed gain on a real estate transaction.
(b)     The nine months ended September 30, 2024 include a pre-tax gain of $29.2 million on the sale of assets of Mosaic Group, which was included within Emerging & Other, and was accounted for as a sale of a business.

NOTE 10—CONTINGENCIES
In the ordinary course of business, the Company is subject to various lawsuits and other contingent matters. The Company establishes accruals for specific legal and other matters when it determines that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable. Management has also identified certain legal and other matters where it believes an unfavorable outcome is not probable and, therefore, no accrual is established. Although management currently believes that resolving claims against the Company, including claims where an unfavorable outcome is reasonably possible, and for which the Company cannot estimate a loss or range of loss, will not have a material impact on the liquidity, results of operations or financial condition of the Company, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future. The Company also evaluates other contingent matters, including unrecognized tax benefits and non-income tax contingencies, to assess the likelihood of an unfavorable outcome and estimated extent of potential loss. It is possible that an unfavorable outcome of one or more of these lawsuits or other contingencies could have a material impact on the liquidity, results of operations and/or financial condition of the Company. See “Note 7—Income Taxes” for information related to unrecognized tax benefits.
On October 24, 2025, the Company received an adverse jury verdict in a lawsuit related to the allocation of a gain recorded in 2015 related to a real estate transaction. The net gain was $34.3 million and was initially recorded as a non-operating gain in “Other income (expense), net.” The proceeds have been held in escrow since the transaction occurred in 2015; the escrow amount, including accumulated interest, is $38.0 million as of September 30, 2025. At September 30, 2025, the estimated maximum amount payable to the plaintiff is $32.6 million; this amount, which includes one-half of the gain and statutory prejudgment interest, assumes that the jury verdict is upheld on further judicial review and that statutory prejudgment interest is awardable under the circumstances. The $32.6 million was recorded as a non-operating loss in “Other (expense) income, net” and a reduction in the escrow receivable.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 11—RELATED PARTY TRANSACTIONS
IAC and Angi
Allocation of CEO Compensation and Certain Expenses
Our former CEO served as the CEO of Angi from October 10, 2022 through April 8, 2024, at which point Angi appointed a new CEO. As a result, for the nine months ended September 30, 2024, IAC allocated $2.4 million in costs to Angi (including salary, benefits, stock-based compensation and costs related to IAC’s CEO’s office). These costs were allocated from IAC based upon time spent on Angi by our former CEO. Management considered the allocation method to be reasonable. The allocated costs also included costs directly attributable to Angi that were initially paid for by IAC and billed by IAC to Angi.
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
Prior to the Distribution, Angi charged Vimeo rent pursuant to lease agreements of $0.9 million in the first quarter of 2025 and $0.9 million and $2.6 million for the three and nine months ended September 30, 2024, respectively, which is included in “Earnings from discontinued operations, net of tax” in the statement of operations. The Company had non-current rent receivable amounts of $0.4 million at December 31, 2024 due from Vimeo pursuant to the lease agreements. This amount is included in “Non-current assets of discontinued operations” in the balance sheet.
IAC and Expedia Group
At September 30, 2025, the Company and Expedia Group each have 50% ownership interest in two aircraft that may be used by both companies. Members of the aircraft flight crew are employed by an entity in which the Company and Expedia Group each have 50% ownership interest. The Company and Expedia Group have agreed to allocate fixed costs, including flight crew compensation and benefits, 50% to each company and share variable costs pro-rata according to each company’s respective usage of the aircraft, for which they are separately billed by the entity described above. The Company and Expedia Group are related parties because Mr. Diller serves as Chairman and Senior Executive of both IAC and Expedia Group. For both the three and nine months ended September 30, 2025 and 2024, total payments made to this entity by the Company were not material.
Expedia Group may also use an aircraft owned 100% by a subsidiary of the Company on a cost basis. For both the three and nine months ended September 30, 2025 and 2024, the payments made by Expedia Group to the Company pursuant to this arrangement were not material.
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
The components of the earnings from discontinued operations, net of tax for the nine months ended September 30, 2025 and the three and nine months ended September 30, 2024 in the statement of operations consisted of the following:

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	January 1 through March 31, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024

Revenue	$245,913	$296,719	$917,243
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	13,015	14,750	41,399
Selling and marketing expense	118,541	155,442	469,687
General and administrative expense(a)	56,964	76,465	245,654
Product development expense	27,087	24,314	72,849
Depreciation	9,948	17,568	65,741
Total operating costs and expenses	225,555	288,539	895,330
Operating income from discontinued operations	20,358	8,180	21,913
Interest expense	(5,044)	(5,045)	(15,124)
Other income, net	4,828	5,979	15,033
Earnings from discontinued operations before tax	20,142	9,114	21,822
Income tax (provision) benefit	(4,829)	29,670	15,715
Earnings from discontinued operations, net of tax	$15,313	$38,784	$37,537
_____________________
(a)    On January 13, 2025, IAC and its former CEO entered into an Employment Transition Agreement. As a result, the 3.0 million shares of IAC restricted stock previously granted to our former CEO were forfeited. The nine months ended September 30, 2025 include the reversal of $10.2 million in stock-based compensation expense that was previously recognized by Angi with respect to the restricted shares. The stock-based compensation expense recognized by Angi was attributable to the period from October 10, 2023 through April 8, 2024 when our former CEO served as CEO of Angi. See “Note 11—Related Party Transactions” for additional information.

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
On July 31, 2025, Dotdash Meredith Inc. was rebranded “People Inc.” and is referred to as such throughout this report (unless the context requires otherwise). Dotdash Meredith Inc. remains the entity’s legal name.
For a more detailed description of the Company’s operating businesses, see “Description of IAC Businesses” included in “Item 1—Business” to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
Angi Inc. Spin-Off
On March 31, 2025, IAC completed the spin-off of Angi Inc. (“Angi”) by means of a special dividend (the “Distribution”) of all shares of Angi capital stock held by IAC to holders of its common stock and Class B common stock. As a result of the Distribution, IAC no longer owns any shares of Angi’s capital stock and Angi became an independent public company. As a result of the Distribution, the operations of Angi are presented as discontinued operations within IAC’s consolidated financial statements for all periods prior to March 31, 2025. See “Note 12—Discontinued Operations” in the accompanying notes to the financial statements included in “Item 1—Consolidated Financial Statements” for additional information.
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
•Print Revenue - primarily includes subscription, advertising, newsstand, project and other, and performance marketing revenue. Project and other revenue includes revenue from advertising agency related revenue and custom publishing. Performance marketing revenue includes revenue from marketing third-party magazine subscriptions.
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
Travel + Leisure
Care.com
•Consumer Revenue - consists of revenue primarily generated through subscription fees from families and caregivers, both domestically and internationally, for its suite of products and services. Consumer revenue also includes revenue generated through Care.com’s comprehensive household payroll and tax support services (HomePay) as well as through contracts with businesses that advertise on its platform.
•Enterprise Revenue - consists of revenue primarily generated through annual contracts with businesses (Care for Business) (employers or re-sellers) who provide access to Care.com’s suite of products and services as an employee benefit.

Operating Costs and Expenses:
•Cost of revenue (exclusive of depreciation) - consists primarily of compensation expense (including stock-based compensation expense) and other employee-related costs; production, distribution and editorial costs of the People Inc. Print segment; traffic acquisition costs, which include (i) payments made to partners who direct traffic to our Ask Media Group websites and who distribute our business-to-business customized browser-based applications and (ii) the amortization of fees paid to Apple and Google related to the distribution of apps and the facilitation of in-app purchases; content costs; purchases of advertising inventory for advertising campaigns sold with People’s D/Cipher+ product; and hosting fees. Traffic acquisition costs include payment of amounts based on revenue share and other arrangements.
•Selling and marketing expense - consists primarily of advertising expenditures, which include online marketing expenditures, including fees paid to search engines, social media sites and other online marketing platforms; offline marketing expenditures, which primarily consists of costs related to television, streaming, direct mail and radio advertising; compensation expense (including stock-based compensation expense) and other employee-related costs for sales force and marketing personnel; and People Inc. subscription acquisition costs.
•General and administrative expense - consists primarily of compensation expense (including stock-based compensation expense) and other employee-related costs for personnel engaged in executive management, finance, legal, tax, human resources and customer service functions; rent expense (including impairments of right-of-use assets or “ROU assets” and gains or losses on the amendments or early terminations of lease agreements) and facilities cost; fees for professional services (including transaction-related costs related to the Distribution and acquisitions); provision for credit losses; and software license and maintenance costs.
•Product development expense - consists primarily of compensation expense (including stock-based compensation expense) and other employee-related costs; and third-party contractor costs that are not capitalized for personnel engaged in the design, development, testing and enhancement of product offerings and related technology; and software license and maintenance costs.
Long-term debt - All of the Company’s long-term debt are liabilities of People Inc. (For additional information see “Note 3—Long-term Debt” in the accompanying notes to the financial statements included in “Item 1—Consolidated Financial Statements”):
•Term Loan A-1 - due May 14, 2030. On May 14, 2025, People Inc. entered into the Incremental Assumption Agreement and Amendment No. 2 to the Credit Agreement ("Amendment No. 2"), which replaced $288.8 million of the then outstanding Term Loan A with $350 million of the Term Loan A-1 and provided for a new five-year $150 million revolving credit facility (“Revolving Facility”). At September 30, 2025, the outstanding balance of the Term Loan A-1 was $345.6 million and bore interest at secured overnight financing rate (“SOFR”) plus 2.00%, or 6.14%. At December 31, 2024, the outstanding balance of the Term Loan A was $297.5 million and bore interest at an adjusted term SOFR plus 2.25%, or 6.94%. The Term Loan A-1 requires quarterly principal payments, which commenced September 30, 2025.
•Term Loan B-2 - due June 16, 2032. On June 16, 2025, People Inc. completed the refinancing and replacement of its then outstanding $1.18 billion Term Loan B-1 with a combination of $700 million of the Term Loan B-2 and $400 million of the 7.625% Senior Secured Notes due June 15, 2032 (“2032 Notes”). At September 30, 2025 and December 31, 2024, the outstanding balances of the Term Loan B-2 and the Term Loan B-1 were $700.0 million and $1.18 billion, respectively, and bore interest at SOFR, subject to a minimum of 0.50%, plus 3.50%, or 7.78% and 8.05%, respectively, as the applicable margin was unchanged under the governing agreements. The Term Loan B-2 requires quarterly principal payments commencing March 31, 2026.
The Term Loan A, Term Loan A-1, Term Loan B-1 and Term Loan B-2 are collectively referred to herein as the “Term Loans.”
•2032 Notes - due June 15, 2032. At September 30, 2025 the outstanding balance of the 2032 Notes, described above, was $400.0 million.

•Revolving Facility - expires May 14, 2030. Amendment No. 2 provides for a revolving credit facility of $150 million, which replaced the then existing revolving credit facility. To date, People Inc. has not made any borrowings under any of its revolving credit facilities.
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
Google has made changes to the policies under the Services Agreement and has also made industry-wide changes that have in the past, continue to and are expected in the future to require modifications to, or prohibit and/or render obsolete certain of our products, services and/or business practices, which have and are expected to in the future negatively impact revenue and been costly to address, and which have had and could have an adverse effect on our business, financial condition and results of operations. Further, changes to certain of the economic terms of the Services Agreement became effective April 1, 2025 and could impact Search revenue. See “Note 1—The Company and Summary of Significant Accounting Policies” in the accompanying notes to the financial statements included in “Item 1—Consolidated Financial Statements” for additional information on the Services Agreement.

Results of Operations for the Three and Nine Months Ended September 30, 2025 Compared to the Three and Nine Months Ended September 30, 2024
The following discussion should be read in conjunction with “Item 1—Consolidated Financial Statements.”
Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	2025 Change		2025	2024	2025 Change
			$ Change	% Change			$ Change	% Change
	(Dollars in thousands)
People Inc.
Digital	$269,022	$246,431	$22,591	9%	$753,599	$693,836	$59,763	9%
Print	168,979	198,515	(29,536)	(15)%	516,315	576,096	(59,781)	(10)%
Intersegment eliminations	(8,174)	(5,483)	(2,691)	(49)%	(19,646)	(14,768)	(4,878)	(33)%
Total People Inc.	429,827	439,463	(9,636)	(2)%	1,250,268	1,255,164	(4,896)	—%
Care.com	90,818	95,746	(4,928)	(5)%	261,690	275,923	(14,233)	(5)%
Search	51,892	88,284	(36,392)	(41)%	183,911	298,513	(114,602)	(38)%
Emerging & Other	17,288	18,565	(1,277)	(7)%	51,452	72,465	(21,013)	(29)%
Intersegment eliminations	(32)	(58)	26	45%	(111)	(1,382)	1,271	92%
Total	$589,793	$642,000	$(52,207)	(8)%	$1,747,210	$1,900,683	$(153,473)	(8)%

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	Change	% Change	2025	2024	Change	% Change
Operating metrics:
People Inc.
Digital
Total Sessions (in millions)	2,377	2,675	(298)	(11)%	7,304	7,998	(693)	(9)%
Core Sessions (in millions)	2,168	2,297	(129)	(6)%	6,581	6,735	(154)	(2)%

For the three months ended September 30, 2025 compared to the three months ended September 30, 2024
•People Inc. revenue decreased $9.6 million, or 2%, to $429.8 million due to a decrease of $29.5 million, or 15%, from Print, partially offset by an increase of $19.9 million, or 8%, from Digital, net of intersegment eliminations.
◦The Print decrease was due primarily to decreases of $9.9 million, or 12%, in subscription revenue, $9.2 million, or 25%, in project and other revenue, $8.4 million, or 18%, in advertising revenue and $1.9 million, or 26%, in performance marketing revenue. The decreases in subscription revenue, advertising revenue and performance marketing revenue are all due, in part, to ongoing portfolio optimization changes that resulted in a reduction in the number of issues sold in the current quarter compared to the prior year quarter and the ongoing and continuing broader migration of audience from print to digital platforms. The decrease in project and other revenue was due to a decrease in revenue due to the inclusion in 2024 of political advertising spend on third-party publisher platforms from a legacy agency business, fewer project-related contracts compared to the prior year period and a shift in the timing of a certain branded event from the third quarter of 2024 to the fourth quarter of 2025.
◦The Digital increase was due primarily to increases of $19.6 million, or 42%, in Performance marketing revenue, net of intersegment eliminations, and $6.9 million, or 24%, in Licensing and Other revenue, partially offset by a decrease of $6.6 million, or 4%, in Advertising revenue, net of intersegment eliminations. The increase in Performance marketing revenue was due primarily to an increase in affiliate commerce commission revenue due to higher transaction volumes and the timing of volume-related retailer incentive programs, partially offset by a decrease in performance marketing service revenue primarily in the Finance category. The increase in Licensing and Other revenue was due primarily to improved performance from Apple News+ and content syndication partners. The decrease in Advertising revenue was driven primarily by lower programmatic revenue primarily due to lower impression volumes driven by a 6% decline in Core Sessions, due primarily to the impact of the increasing prominence of Google AI Overviews on Google search sessions, and an increased portion of impression volume consumed by premium advertising, partially offset by higher programmatic rates. The Company expects the increasing prominence of Google AI Overviews to continue to negatively impact Core Sessions. The decrease in programmatic revenue was partially offset by an increase in premium advertising sold through the People Inc. sales team in the Travel, Technology and Finance categories as well as the increasing contribution from D/Cipher+.
•Care.com revenue decreased $4.9 million, or 5%, to $90.8 million due primarily to decreases of $3.1 million, or 6%, in Enterprise Revenue and $1.8 million, or 4%, in Consumer Revenue. The decrease in Enterprise Revenue was primarily due to lower overall product utilization. The decrease in Consumer Revenue was driven by fewer Care.com platform subscriptions.
•Search revenue decreased $36.4 million, or 41%, to $51.9 million due to decreases of $29.8 million, or 41%, from Ask Media Group, due primarily to frequent changes to Google’s algorithm and policy updates, resulting in a reduction in marketing through affiliate partners, which drove fewer visitors to our ad-supported search and content websites, and $6.6 million, or 42%, from Desktop due primarily to the continued decline in search queries from our legacy business-to-business partnership operations.
•Emerging & Other revenue decreased $1.3 million, or 7%, to $17.3 million due primarily to declines in revenue of 6% at both Vivian Health and The Daily Beast.

For the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024
•People Inc. revenue decreased $4.9 million to $1.3 billion, due primarily to a decrease of $59.8 million, or 10%, from Print, partially offset by an increase of $54.9 million, or 8%, from Digital, net of intersegment eliminations.
◦The Print decrease was due primarily to decreases of $22.0 million, or 16%, in advertising revenue, $18.6 million, or 18%, in project and other revenue, $16.2 million, or 7% in subscription revenue and $7.0 million, or 27%, in performance marketing revenue, partially offset by an increase of $4.0 million, or 5%, in newsstand revenue. The decreases in advertising revenue, project and other revenue, subscription revenue and performance marketing revenue are all due, in part, to the factors described above in the three-month discussion. The increase in newsstand revenue was due primarily to an increase in the number of newsstand only issues produced in the current year and increased sales efficiency on titles produced in the prior year.
◦The Digital increase was due primarily to increases of $32.5 million, or 23%, in Performance marketing revenue, net of intersegment eliminations, and $21.4 million, or 25%, in Licensing and Other revenue. The increase in Performance marketing revenue was due primarily to the factors described above in the three-month discussion. The increase in Licensing and Other revenue was due primarily to the contribution of a full nine months of OpenAI revenue, a partnership which began in May 2024, and improved performance of content syndication partners and Apple News+.
•Care.com revenue decreased $14.2 million, or 5%, to $261.7 million due primarily to decreases of $10.8 million, or 7%, in Consumer Revenue and $3.4 million, or 3%, in Enterprise Revenue, due primarily to the factors described above in the three-month discussion.
•Search revenue decreased $114.6 million, or 38%, to $183.9 million due to decreases of $94.9 million, or 38%, from Ask Media Group and $19.7 million, or 38%, from Desktop due primarily to the factors described above in the three-month discussion.
•Emerging & Other revenue decreased $21.0 million, or 29%, to $51.5 million due primarily to the inclusion in the prior year period of $17.8 million in revenue from Mosaic Group, the assets of which were sold on February 15, 2024, and decreases of $4.6 million, or 61%, from IAC Films and 5% from Vivian Health, partially offset by an increase in revenue of 20% from The Daily Beast.
Cost of revenue (exclusive of depreciation shown separately below)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	2025 Change		2025	2024	2025 Change
			$ Change	% Change			$ Change	% Change
	(Dollars in thousands)
Cost of revenue (exclusive of depreciation shown separately below)	$207,457	$243,061	$(35,604)	(15)%	$614,711	$755,879	$(141,168)	(19)%
As a percentage of revenue	35%	38%			35%	40%
For the three months ended September 30, 2025 compared to the three months ended September 30, 2024
Cost of revenue in 2025 decreased from 2024 due primarily to a decrease of $37.5 million from Search, partially offset by an increase of $0.8 million from People Inc.
•The Search decrease was due primarily to a decrease in traffic acquisition costs of $36.9 million following a decrease in revenue and the proportion of revenue earned from affiliate partners who direct traffic to our websites.
•The People Inc. increase was due primarily to an increase of $9.7 million from Digital, partially offset by a decrease of $9.0 million from Print, net of intersegment eliminations.

◦The Digital increase was due primarily to increases of $9.7 million in compensation expense due primarily to $4.3 million in severance-related costs in the third quarter of 2025 driven by headcount reductions to better align the business with strategic growth priorities and $2.1 million related to the purchase of advertising inventory for advertising campaigns sold with D/Cipher+, partially offset by a decrease of $1.4 million in content costs due primarily to a decrease in advertising revenue.
◦The Print decrease was due primarily to decreases of $9.1 million in production and distribution costs (postage, paper, printing and editorial), partially offset by an increase of $1.6 million in compensation expense. The decrease in production and distribution costs resulted from the planned reduction in the number of printed copies of certain publications and a decrease in paper costs. The increase in compensation expense was due to $3.3 million in severance-related costs in the third quarter of 2025 driven by headcount reductions to better align the business with strategic growth priorities, partially offset with a decrease in headcount in the fourth quarter of 2024.
For the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024
Cost of revenue in 2025 decreased from 2024 due primarily to decreases of $122.1 million from Search, $9.8 million from Emerging & Other and $7.6 million from People Inc.
•The Search decrease was due primarily to a decrease in traffic acquisition costs of $119.9 million due primarily to the factors described above in the three-month discussion.
•The Emerging & Other decrease was due primarily to the inclusion in the prior year period of $7.4 million in expense from Mosaic Group, the assets of which were sold on February 15, 2024, and a decrease of $2.3 million in compensation expense at The Daily Beast resulting from the planned reduction in editorial staff in the prior year.
•The People Inc. decrease was due primarily to a decrease of $36.1 million from Print, net of intersegment eliminations, partially offset by an increase of $28.5 million from Digital.
◦The Print decrease was due primarily to a decrease of $30.6 million in production and distribution costs (postage, printing, paper and editorial) resulting from the planned reduction in the number of printed copies of certain publications and a decrease in paper costs, $5.6 million in costs related to fulfill political advertising on third-party publisher platforms from a legacy agency business in the prior year and a net decrease of $0.7 million in compensation expense primarily related to headcount reductions in the fourth quarter of 2024, partially offset by $3.3 million in severance-related costs described above in the three-month discussion.
◦The Digital increase was due primarily to increases of $21.8 million in compensation expense, $3.4 million related to the purchase of advertising inventory for advertising campaigns sold with D/Cipher+ and $1.8 million in content costs. The increases in both compensation expense and content costs were due primarily to the factors described above in the three-month discussion. The increase in traffic acquisition costs was due primarily to a new contractual relationship entered into in the prior year to increase programmatic revenue rates.
Selling and marketing expense

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	2025 Change		2025	2024	2025 Change
			$ Change	% Change			$ Change	% Change
	(Dollars in thousands)
Selling and marketing expense	$188,373	$182,820	$5,553	3%	$555,112	$548,208	$6,904	1%
As a percentage of revenue	32%	28%			32%	29%

For the three months ended September 30, 2025 compared to the three months ended September 30, 2024
Selling and marketing expense in 2025 increased from 2024 due to increases of $3.3 million from Search, $2.2 million from Care.com and $1.0 million from People Inc.
•The Search increase was due primarily to an increase of $3.7 million in online marketing spend due to higher traffic through the shift to internal marketing efforts and away from using affiliate partners.
•The Care.com increase was due primarily to an increase of $1.6 million in online marketing spend due to its rebrand in June 2025.
•The People Inc. increase was due primarily to an increase of $15.6 million from Digital, partially offset by a decrease of $14.6 million from Print, net of intersegment eliminations.
◦The Digital increase was due primarily to increases of $10.7 million in advertising and events production expense due, in part, to online marketing spend due primarily to an increase in paid affiliate commerce commission revenue, and $4.7 million in compensation expense due to an increase in headcount and $3.1 million in severance-related costs in the third quarter of 2025 driven by headcount reductions to better align the business with strategic growth priorities.
◦The Print decrease was due primarily to decreases of $5.7 million in advertising and events production expense due, in part, to the promotion of branded events in the prior year, $5.4 million in subscription acquisition costs due primarily to the on-going portfolio optimization changes that reduced the number of issues produced in the third quarter of 2025 compared to the prior year period and $0.7 million in compensation expense due to headcount reductions, partially offset by $2.2 million in severance-related costs in the third quarter of 2025 driven by headcount reductions to better align the business with strategic growth priorities.
For the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024
Selling and marketing expense in 2025 increased from 2024 due to increases of $15.3 million from Search and $4.9 million from People Inc., partially offset by a decrease of $13.8 million from Emerging & Other.
•The Search increase was due primarily to an increase of $17.2 million in online marketing spend due to the factor described above in the three-month discussion, partially offset by a decrease of $1.4 million in compensation expense due to the planned reduction in headcount.
•The People Inc. increase was due primarily to an increase of $32.6 million from Digital, partially offset by a decrease of $27.7 million from Print, net of intersegment eliminations.
◦The Digital increase was due primarily to increases of $23.1 million in advertising and events production expense due primarily to the factor described above in the three-month discussion, and $9.5 million in compensation expense due to an increase in headcount and commissions and $3.1 million in severance-related costs described above in the three-month discussion.
◦The Print decrease was due primarily to decreases of $12.6 million in advertising and events production expense due, in part, to the promotion of branded events in the prior year period and a decrease in direct mail marketing spend, and $5.5 million in subscription acquisition costs and $4.5 million in compensation expense, both due primarily to the factors described above in the three-month discussion.
•The Emerging & Other decrease was due primarily to the inclusion in the prior year of $8.3 million of expense from Mosaic Group, the assets of which were sold on February 15, 2024, a decrease of $1.8 million in compensation expense at Vivian Health primarily due to a reduction in headcount and a decrease of $1.6 million in offline marketing spend at IAC Films.

General and administrative expense

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	2025 Change		2025	2024	2025 Change
			$ Change	% Change			$ Change	% Change
	(Dollars in thousands)
General and administrative expense	$132,369	$108,793	$23,576	22%	$312,536	$362,271	$(49,735)	(14)%
As a percentage of revenue	22%	17%			18%	19%
For the three months ended September 30, 2025 compared to the three months ended September 30, 2024
General and administrative expense in 2025 increased from 2024 due primarily to increases of $18.0 million from Emerging & Other, $6.3 million from Corporate and $3.4 million from Care.com, partially offset by a decrease of $3.2 million from People Inc.
•The Emerging & Other increase was due primarily to an increase of $18.2 million in legal fees and settlement expenses for litigation that concluded in the third quarter of 2025 related to a legacy business.
•The Corporate increase was due primarily to the inclusion in the prior year of a $10.0 million benefit related to a favorable settlement of a legal matter and an increase of $0.8 million in professional fees, partially offset by a decrease in compensation expense of $5.3 million due primarily to the inclusion in the prior year period of $3.5 million in stock-based compensation expense related to our former Chief Executive Officer’s (“CEO”) restricted stock award, which was forfeited on January 13, 2025, pursuant to his employment transition agreement (the “Employment Transition Agreement”), and a decrease in compensation expense driven by other planned headcount reductions.
•The Care.com increase was due primarily to an impairment charge of $2.5 million of an ROU asset recognized in the third quarter of 2025 and $0.5 million in severance-related costs.
•The People Inc. decrease was due primarily to the inclusion in 2025 of a net gain of $5.2 million from an amendment of a lease, which provided for the surrender of certain office space early at Other (unallocated corporate costs), partially offset by $1.4 million in severance-related costs in the third quarter of 2025 driven by headcount reductions to better align the business with strategic growth priorities.
For the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024
General and administrative expense in 2025 decreased from 2024 due primarily to decreases of $41.4 million from People Inc., $16.6 million from Corporate, $5.6 million from Care.com and $4.1 million from Search, partially offset by an increase of $17.9 million from Emerging & Other.
•The People Inc. decrease was due primarily to the inclusion in 2025 of net gains of $41.5 million at Other (unallocated costs) resulting from amendments of a lease, which provided for the surrender of certain office space early, reflecting $36.2 million recognized in the first quarter of 2025 from the surrender of certain unoccupied office space early and $5.2 million described above in the three-month discussion.
•The Corporate decrease was due primarily to a decrease in compensation expense of $33.4 million, partially offset by the inclusion in the prior year of a $10.0 million benefit related to a favorable settlement of a legal matter and $4.8 million in transaction-related costs related to the Distribution. The decrease in compensation expense was due primarily to a decrease of $45.6 million in stock-based compensation expense due primarily to the inclusion in the prior year period of $8.4 million of expense related to our former CEO’s restricted stock award and the reversal in the current year period of $49.8 million of previously recognized expense related to the forfeiture of the restricted stock award pursuant to the Employment Transition Agreement described above in the three-month discussion, partially offset by $14.9 million of stock-based compensation expense related to the transfer of 5.0 million Class B shares of Angi held by the Company, prior to the Distribution, to our former CEO, pursuant to the Employment Transition Agreement. Partially offsetting this decrease in stock-based compensation expense is $15.0 million in separation benefits to our former CEO under the Employment Transition Agreement and $2.1 million in severance and related expenses driven by other planned headcount reductions.

•The Care.com decrease was due primarily to the inclusion in the prior year of $9.5 million in legal accruals due to the resolution of certain legal matters and a decrease of $1.4 million in professional fees, partially offset by an impairment charge of $2.5 million of an ROU asset recognized in the third quarter of 2025.
•The Search decrease was due primarily to decreases in compensation expense and non-income taxes of $1.6 million and $1.1 million, respectively. The decrease in compensation expense was due primarily to the planned reduction in headcount. The decrease in non-income taxes resulted from the recognition in the prior year period of Canada’s digital services tax, which was effective for the second quarter of 2024 and applied retroactively.
•The Emerging & Other increase was due primarily to an increase of $24.3 million in legal fees and settlement expenses for litigation that concluded in the third quarter of 2025 related to a legacy business, partially offset by the inclusion in the prior year period of $9.1 million of expense from Mosaic Group, the assets of which were sold on February 15, 2024.
Product development expense

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	2025 Change		2025	2024	2025 Change
			$ Change	% Change			$ Change	% Change
	(Dollars in thousands)
Product development expense	$49,485	$53,948	$(4,463)	(8)%	$149,524	$170,571	$(21,047)	(12)%
As a percentage of revenue	8%	8%			9%	9%
For the three months ended September 30, 2025 compared to the three months ended September 30, 2024
Product development expense in 2025 decreased from 2024 due primarily to decreases of $2.7 million from People Inc. and $1.1 million from Emerging & Other.
•The People Inc. decrease was due primarily to decreases of $1.8 million and $0.9 million from Digital and Print, respectively, resulting from decreases in compensation expense related to headcount reductions. The decrease in compensation expense from Digital was net of increased investment in the PEOPLE app.
•The Emerging & Other decrease was due primarily to a decrease of $0.8 million in compensation expense due to headcount reductions at Vivian Health.
For the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024
Product development expense in 2025 decreased from 2024 due primarily to decreases of $10.9 million from Emerging & Other and $9.9 million from People Inc.
•The Emerging & Other decrease was due primarily to the inclusion in the prior year period of $8.0 million of expense from Mosaic Group, the assets of which were sold on February 15, 2024, and a decrease of $2.6 million from Vivian Health due to the factor described above in the three-month discussion.
•The People Inc. decrease was due primarily to decreases of $6.9 million and $3.0 million from Digital and Print, respectively, due to the factors described above in the three-month discussion.
Depreciation

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	2025 Change		2025	2024	2025 Change
			$ Change	% Change			$ Change	% Change
	(Dollars in thousands)
Depreciation	$8,996	$8,877	$119	1%	$28,922	$30,725	$(1,803)	(6)%
As a percentage of revenue	2%	1%			2%	2%

For the three months ended September 30, 2025 compared to the three months ended September 30, 2024
Depreciation in 2025 was up slightly from 2024 due primarily to an increase of $0.5 million at People Inc., partially offset by a decrease of $0.3 million at Care.com.
For the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024
Depreciation in 2025 decreased from 2024 due primarily to a decrease of $1.7 million at Care.com due primarily to certain capitalized software being fully depreciated in the prior year.
Amortization of Intangibles

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	2025 Change		2025	2024	2025 Change
			$ Change	% Change			$ Change	% Change
	(Dollars in thousands)
Amortization of intangibles	$23,511	$36,355	$(12,844)	(35)%	$70,452	$109,793	$(39,341)	(36)%
As a percentage of revenue	4%	6%			4%	6%
For the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024
Amortization of intangibles in 2025 decreased from 2024 due primarily to lower expense at People Inc. due to certain intangible assets that became fully amortized in the prior year.
Operating income (loss)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	2025 Change		2025	2024	2025 Change
			$ Change	% Change			$ Change	% Change
	(Dollars in thousands)
People Inc.
Digital	$37,501	$30,673	$6,828	22%	$94,302	$56,518	$37,784	67%
Print	1,949	7,601	(5,652)	(74)%	21,044	8,015	13,029	163%
Other	(10,917)	(16,213)	5,296	33%	(8,827)	(44,963)	36,136	80%
Total People Inc.	28,533	22,061	6,472	29%	106,519	19,570	86,949	444%
Care.com	4,962	15,018	(10,056)	(67)%	19,618	25,701	(6,083)	(24)%
Search	1,880	2,389	(509)	(21)%	9,990	11,369	(1,379)	(12)%
Emerging & Other	(20,797)	(2,618)	(18,179)	NM	(34,904)	(30,472)	(4,432)	(15)%
Corporate	(34,976)	(28,704)	(6,272)	(22)%	(85,270)	(102,932)	17,662	17%
Total	$(20,398)	$8,146	$(28,544)	NM	$15,953	$(76,764)	$92,717	NM

As a percentage of revenue	(3)%	1%			1%	(4)%
_____________________
NM = Not meaningful

For the three months ended September 30, 2025 compared to the three months ended September 30, 2024
Operating income in 2025 decreased $28.5 million to a loss of $20.4 million due primarily to a decrease of $42.5 million in Adjusted EBITDA, described below, and an increase of $0.1 million in depreciation, partially offset by decreases of $12.8 million in amortization of intangibles, described above, and $1.2 million in stock-based compensation expense. The decrease in stock-based compensation expense was due primarily to the inclusion in the prior year period of $3.5 million in expense related to our former CEO’s restricted stock award, described above in the general and administrative expense discussion.
For the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024
Operating income in 2025 increased $92.7 million to $16.0 million from a loss of $76.8 million in 2024 due primarily to decreases of $42.1 million in stock-based compensation expense and $39.3 million in amortization of intangibles, an increase of $9.5 million in Adjusted EBITDA, described below, and a decrease of $1.8 million in depreciation. The decrease in stock-based compensation expense was due primarily to the net impact of $43.3 million related to the inclusion in the prior year period of expense related to our former CEO’s restricted stock award and the subsequent reversal of expense in 2025, as described above in the general and administrative expense discussion; this decrease was partially offset by new awards granted in 2025. The decreases in amortization of intangibles and depreciation are described above.
At September 30, 2025, there was $89.0 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 2.0 years.
The aggregate carrying value of goodwill for which the most recent estimate of the excess of fair value over carrying value is less than 20% is $490.9 million.
Adjusted EBITDA

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	2025 Change		2025	2024	2025 Change
			$ Change	% Change			$ Change	% Change
	(Dollars in thousands)
People Inc.
Digital	$63,959	$66,402	$(2,443)	(4)%	$169,323	$166,807	$2,516	2%
Print	7,339	14,613	(7,274)	(50)%	37,525	30,770	6,755	22%
Other	(6,332)	(12,374)	6,042	49%	8,030	(32,270)	40,300	NM
Total People Inc.	64,966	68,641	(3,675)	(5)%	214,878	165,307	49,571	30%
Care.com	7,828	18,111	(10,283)	(57)%	28,161	37,239	(9,078)	(24)%
Search	1,880	2,451	(571)	(23)%	9,990	11,473	(1,483)	(13)%
Emerging & Other	(20,046)	(2,121)	(17,925)	NM	(30,902)	(29,267)	(1,635)	(6)%
Corporate	(25,527)	(15,497)	(10,030)	(65)%	(90,733)	(62,854)	(27,879)	(44)%
Total	$29,101	$71,585	$(42,484)	(59)%	$131,394	$121,898	$9,496	8%

As a percentage of revenue	5%	11%			8%	6%
Approximately one-half of our consolidated annual Adjusted EBITDA is generated in the fourth quarter of each fiscal year. This is due to the concentration of spending by advertisers, which drives higher advertising revenue, and consumer spending, which drives higher performance marketing revenue, during the year-end holiday selling season at People Inc.

See “Principles of Financial Reporting” for the definition of Adjusted EBITDA and required non-GAAP reconciliations.

For the three months ended September 30, 2025 compared to the three months ended September 30, 2024
•People Inc. Adjusted EBITDA decreased 5% to $65.0 million due to decreases in Adjusted EBITDA of $7.3 million from Print and $2.4 million from Digital, partially offset by a decrease in Adjusted EBITDA losses of $6.0 million from Other (unallocated corporate costs).
◦The Print Adjusted EBITDA decrease was due primarily to $5.8 million in severance-related costs in the third quarter of 2025 driven by headcount reductions to better align the business with strategic growth priorities and lower revenue, partially offset by lower operating expenses from continued cost rationalization efforts.
◦The Digital Adjusted EBITDA decrease was due primarily to $8.3 million in severance-related costs in the third quarter of 2025 driven by headcount reductions to better align the business with strategic growth priorities, higher online marketing spend, and increased investment in D/Cipher+ and the PEOPLE app, partially offset by higher revenue.
◦The Other (unallocated corporate costs) decrease in Adjusted EBITDA losses was due primarily to inclusion in 2025 of a net gain of $5.2 million from an amendment of a lease, which provided for the surrender of certain office space early, partially offset by $1.0 million in severance-related costs in the third quarter of 2025 driven by headcount reductions to better align the business with strategic growth priorities.
•Care.com Adjusted EBITDA decreased 57% to $7.8 million due primarily to lower revenue, an impairment charge of $2.5 million of an ROU asset recognized in the third quarter of 2025, higher selling and marketing expense due, in part, to the rebrand in June 2025 and $1.0 million in severance-related costs.
•Search Adjusted EBITDA decreased 23% to $1.9 million due primarily to lower revenue and higher selling and marketing expense, partially offset by lower traffic acquisition costs and compensation expense.
•Emerging & Other Adjusted EBITDA loss increased $17.9 million to $20.0 million due primarily to an increase of $18.2 million in legal fees and settlement expenses for litigation that concluded in the third quarter of 2025 related to a legacy business, partially offset by increased profits at Vivian Health.
•Corporate Adjusted EBITDA loss increased 65% to $25.5 million due primarily to the inclusion in the prior year of a $10.0 million benefit related to a favorable settlement of a legal matter, partially offset by lower compensation expense.
For the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024
•People Inc. Adjusted EBITDA increased 30% to $214.9 million due to increases in Adjusted EBITDA of $40.3 million from Other (unallocated corporate costs) and $6.8 million from Print and $2.5 million from Digital.
◦The Other (unallocated corporate costs) Adjusted EBITDA increase was due primarily to the inclusion in 2025 of net gains of $41.5 million resulting from amendments of a lease, which provided for the surrender of certain office space early, reflecting $36.2 million recognized in the first quarter of 2025 from the surrender of certain unoccupied office space early and $5.2 million described above in the three-month discussion.

◦The Print Adjusted EBITDA increase was due primarily to lower operating expenses from continued cost rationalization efforts, partially offset by lower revenue and $5.8 million in severance-related costs described above in the three-month discussion.
◦The Digital Adjusted EBITDA increase was due primarily to an increase in revenue, partially offset by an increase in compensation expense, including $8.3 million in severance-related costs described above in the three-month discussion, an increase in online marketing spend, and increased investments in D/Cipher+ and the PEOPLE app.
•Care.com Adjusted EBITDA decreased 24% to $28.2 million due primarily to lower revenue, partially offset by the inclusion in the prior year of $9.5 million in legal accruals due to the resolution of certain legal matters and an ROU asset impairment charge of $2.5 million described above in the three-month discussion.

•Search Adjusted EBITDA decreased 13% to $10.0 million due primarily to lower revenue and higher selling and marketing expense, partially offset by lower traffic acquisition costs.
•Emerging & Other Adjusted EBITDA loss increased 6% to $30.9 million due primarily to an increase of $24.3 million in legal fees and settlement expenses for litigation that concluded in the third quarter of 2025 related to a legacy business, partially offset by the inclusion in the prior year period of $16.5 million in severance expense and transaction-related costs related to the sale of assets of Mosaic Group on February 15, 2024, reduced losses at The Daily Beast and profits at Vivian Health compared to losses in the prior year period.
•Corporate Adjusted EBITDA loss increased 44% to $90.7 million due primarily to $15.0 million in separation benefits to our former CEO under the Employment Transition Agreement, $4.8 million in transaction-related costs related to the Distribution and $2.1 million in severance and related expenses driven by other planned headcount reductions, partially offset by the inclusion in the prior year of a $10 million favorable settlement described above in the three-month discussion.
Interest expense

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	2025 Change		2025	2024	2025 Change
			$ Change	% Change			$ Change	% Change
	(Dollars in thousands)
Interest expense	$(27,636)	$(34,656)	$7,020	20%	$(93,117)	$(103,810)	$10,693	10%
For the three months ended September 30, 2025 compared to the three months ended September 30, 2024
Interest expense in 2025 decreased from 2024 due primarily to decreases in interest rates and the amount of debt outstanding under the Term Loans, partially offset by interest expense on the 2032 Notes issued June 16, 2025.
For the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024
Interest expense in 2025 decreased from 2024 due primarily to decreases in interest rates and the amount of debt outstanding under the Term Loans, partially offset by an extinguishment loss of $8.5 million in connection with the refinancing of the People Inc. debt in the second quarter of 2025 and interest expense on the 2032 Notes. The extinguishment loss is due to the write-off of a pro-rata amount of unamortized capitalized costs and original issue discount related to People Inc.’s then outstanding debt and its then existing revolving credit facility.
For further details, see “Note 3—Long-term debt” in the accompanying notes to the financial statements included in “Item 1. Consolidated Financial Statements.”
Unrealized gain (loss) on investment in MGM

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	2025 Change		2025	2024	2025 Change
			$ Change	% Change			$ Change	% Change
	(Dollars in thousands)
Unrealized gain (loss) on investment in MGM	$17,476	$(346,272)	$363,748	NM	$648	$(361,805)	$362,453	NM
For the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024
The Company accounts for its investment in MGM under the equity method of accounting and has elected to account for this investment pursuant to the fair value option. The fair value of the investment in MGM is remeasured each reporting period based upon MGM’s closing stock price on the New York Stock Exchange on the last trading day in the reporting period; any unrealized pre-tax gains or losses are included in the statement of operations.

Based on the number of MGM common shares outstanding at September 30, 2025, the Company owns approximately 23.8% of MGM.
Other (expense) income, net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in thousands)
Loss related to the allocation of a disputed gain on a real estate transaction(a)	$(32,600)	$—	$(32,600)	$—
Net (downward) upward adjustments to the carrying value of equity securities without readily determinable fair values and net gains (losses) on sales of investments and businesses (including unrealized losses on investments)(b)	—	(11,673)	(18,845)	16,530
Interest income	11,421	17,270	37,155	51,120
Unrealized increase in the estimated fair value of a warrant	—	—	—	20,393
Other	2,741	4,787	6,368	2,785
Other (expense) income, net	$(18,438)	$10,384	$(7,922)	$90,828

$ Change	$(28,822)		$(98,750)
% Change	NM		NM
_____________________
(a)     On October 24, 2025, the Company received an adverse jury verdict in a lawsuit related to the allocation of a gain recorded in 2015 related to a real estate transaction. The net gain was $34.3 million and was initially recorded as a non-operating gain in “Other income (expense), net.” The proceeds have been held in escrow since the transaction occurred in 2015; the escrow amount, including accumulated interest, is $38.0 million as of September 30, 2025. At September 30, 2025, the estimated maximum amount payable to the plaintiff is $32.6 million; this amount, which includes one-half of the gain and statutory prejudgment interest, assumes that the jury verdict is upheld on further judicial review and that statutory prejudgment interest is awardable under the circumstances. The $32.6 million was recorded as a non-operating loss in “Other (expense) income, net” and a reduction in the escrow receivable.
(b)     The nine months ended September 30, 2024 include a pre-tax gain of $29.2 million on the sale of assets of Mosaic Group, which was included within Emerging & Other, and was accounted for as a sale of a business.

Income tax benefit

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	2025 Change		2025	2024	2025 Change
			$ Change	% Change			$ Change	% Change
	(Dollars in thousands)
Income tax benefit	$27,259	$86,169	$(58,910)	(68)%	$43,453	$80,074	$(36,621)	(46)%
Effective income tax rate	56%	24%			51%	18%
For further details of income tax matters, see “Note 7—Income Taxes” in the accompanying notes to the financial statements included in “Item 1. Consolidated Financial Statements.”
For the three months ended September 30, 2025 compared to the three months ended September 30, 2024
In 2025, the effective income tax rate is higher than the statutory rate of 21% due primarily to the change in the estimated annual effective income tax rate, excess tax benefits generated by the exercise of stock-based awards, non-deductible compensation expense and state taxes, partially offset by research credits.
In 2024, the effective income tax rate is higher than the statutory rate of 21% due primarily to state taxes.

For the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024
In 2025, the effective income tax rate is higher than the statutory rate of 21% due primarily to non-taxable stock-based compensation expense, state taxes and the realization of a capital loss, partially offset by research credits and a deferred tax adjustment. The non-taxable stock-based compensation expense relates to the forfeiture of our former CEO’s restricted stock award pursuant to the Employment Transition Agreement.
In 2024, the effective income tax rate is lower than the statutory rate of 21% due primarily to the non-deductible portion of goodwill in the sale of the assets of Mosaic Group and non-deductible compensation expense, partially offset by the realization of a capital loss, research credits and state taxes.
Net earnings attributable to noncontrolling interests

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	2025 Change		2025	2024	2025 Change
			$ Change	% Change			$ Change	% Change
	(Dollars in thousands)
Net earnings attributable to noncontrolling interests	$(142)	$(6,274)	$6,132	98%	$(1,560)	$(6,980)	$5,420	78%
Net earnings attributable to noncontrolling interests in 2025 and 2024 primarily represents the publicly-held interest in Angi’s earnings prior to the Distribution, which was completed on March 31, 2025. Net earnings attributable to noncontrolling interests for the three and nine months ended September 30, 2025 also includes the allocation of losses related to a business in the Emerging & Other segment.

PRINCIPLES OF FINANCIAL REPORTING
The Company reports Adjusted EBITDA, which is a non-GAAP measure, as a supplemental measure to U.S. generally accepted accounting principles (“GAAP”). This measure is our primary segment measure of profitability and among the metrics by which we evaluate the performance of our businesses, and our internal budgets are based and may also impact management compensation. We believe that investors should have access to, and we are obligated to provide, the same set of tools that we use in analyzing our results. This non-GAAP measure should be considered in addition to results prepared in accordance with GAAP but should not be considered a substitute for or superior to GAAP results. The Company endeavors to compensate for the limitations of the non-GAAP measure presented by providing the comparable GAAP measure with equal or greater prominence and descriptions of the reconciling items, including quantifying such items, to derive the non-GAAP measure. We encourage investors to examine the reconciling adjustments between the GAAP and non-GAAP measure, which we discuss below.
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
The following tables reconcile operating (loss) income to Adjusted EBITDA for the Company’s reportable segments and net loss attributable to IAC shareholders:

	Three Months Ended September 30, 2025
	Operating Income (Loss)	Stock-based Compensation Expense	Depreciation	Amortization of Intangibles	Adjusted EBITDA
	(In thousands)
People Inc.
Digital	$37,501	$3,211	$4,421	$18,826	$63,959
Print	1,949	451	1,244	3,695	7,339
Other(a)(b)	(10,917)	4,060	525	—	(6,332)
Total People Inc.	28,533	7,722	6,190	22,521	64,966
Care.com	4,962	1,115	761	990	7,828
Search	1,880	—	—	—	1,880
Emerging & Other	(20,797)	743	8	—	(20,046)
Corporate	(34,976)	7,412	2,037	—	(25,527)
Total	(20,398)	$16,992	$8,996	$23,511	$29,101
Interest expense	(27,636)
Unrealized gain on investment in MGM Resorts International	17,476
Other expense, net	(18,438)
Loss from continuing operations before income taxes	(48,996)
Income tax benefit	27,259
Net loss from continuing operations	(21,737)
Net earnings attributable to noncontrolling interests	(142)
Net loss attributable to IAC shareholders	$(21,879)

	Three Months Ended September 30, 2024
	Operating Income (Loss)	Stock-based Compensation Expense	Depreciation	Amortization of Intangibles	Adjusted EBITDA
	(In thousands)
People Inc.
Digital	$30,673	$2,149	$3,631	$29,949	$66,402
Print	7,601	516	1,411	5,085	14,613
Other(a)	(16,213)	3,167	672	—	(12,374)
Total People Inc.	22,061	5,832	5,714	35,034	68,641
Care.com	15,018	714	1,058	1,321	18,111
Search	2,389	—	62	—	2,451
Emerging & Other	(2,618)	478	19	—	(2,121)
Corporate	(28,704)	11,183	2,024	—	(15,497)
Total	8,146	$18,207	$8,877	$36,355	$71,585
Interest expense	(34,656)
Unrealized loss on investment in MGM Resorts International	(346,272)
Other income, net	10,384
Loss before income taxes	(362,398)
Income tax benefit	86,169
Net loss from continuing operations	(276,229)
Earnings from discontinued operations, net of tax	38,784
Net loss	(237,445)
Net earnings attributable to noncontrolling interests	(6,274)
Net loss attributable to IAC shareholders	$(243,719)

	Nine Months Ended September 30, 2025
	Operating Income (Loss)	Stock-based Compensation Expense(d)	Depreciation	Amortization of Intangibles	Adjusted EBITDA
	(In thousands)
People Inc.
Digital	$94,302	$8,100	$10,648	$56,273	$169,323
Print	21,044	1,343	4,054	11,084	37,525
Other(a)(c)	(8,827)	10,975	5,882	—	8,030
Total People Inc.	106,519	20,418	20,584	67,357	214,878
Care.com	19,618	3,270	2,178	3,095	28,161
Search	9,990	—	—	—	9,990
Emerging & Other	(34,904)	3,962	40	—	(30,902)
Corporate	(85,270)	(11,583)	6,120	—	(90,733)
Total	15,953	$16,067	$28,922	$70,452	$131,394
Interest expense	(93,117)
Unrealized gain on investment in MGM Resorts International	648
Other expense, net	(7,922)
Loss from continuing operations before income taxes	(84,438)
Income tax benefit	43,453
Net loss from continuing operations	(40,985)
Earnings from discontinued operations, net of tax	15,313
Net loss	(25,672)
Net earnings attributable to noncontrolling interests	(1,560)
Net loss attributable to IAC shareholders	$(27,232)

	Nine Months Ended September 30, 2024
	Operating Income (Loss)	Stock-based Compensation Expense	Depreciation	Amortization of Intangibles	Adjusted EBITDA
	(In thousands)
People Inc.
Digital	$56,518	$7,785	$12,169	$90,335	$166,807
Print	8,015	1,685	5,816	15,254	30,770
Other(a)	(44,963)	10,391	2,302	—	(32,270)
Total People Inc.	19,570	19,861	20,287	105,589	165,307
Care.com	25,701	3,430	3,913	4,195	37,239
Search	11,369	—	104	—	11,473
Emerging & Other	(30,472)	1,141	55	9	(29,267)
Corporate	(102,932)	33,712	6,366	—	(62,854)
Total	(76,764)	$58,144	$30,725	$109,793	$121,898
Interest expense	(103,810)
Unrealized loss on investment in MGM Resorts International	(361,805)
Other income, net	90,828
Loss before income taxes	(451,551)
Income tax benefit	80,074
Net loss from continuing operations	(371,477)
Earnings from discontinued operations	37,537
Net loss	(333,940)
Net earnings attributable to noncontrolling interests	(6,980)
Net loss attributable to IAC shareholders	$(340,920)
_____________________
(a)    Other comprises unallocated corporate expenses.
(b)    Includes a net gain of $5.2 million from an amendment of a lease, which provided for the surrender of certain office space early.

(c)    Includes net gains of $41.5 million resulting from amendments of a lease, which provided for the surrender of certain office space early, reflecting $36.2 million recognized in the first quarter of 2025 from the surrender of certain unoccupied office space early and $5.2 million described above in footnote (b).
(d)    Corporate reflects the reversal of $49.8 million of previously recognized stock-based compensation expense related to the forfeiture of our former CEO’s restricted stock award pursuant to the Employment Transition Agreement, partially offset by $14.9 million of stock-based compensation expense related to the transfer of 5.0 million Class B shares of Angi held by the Company, prior to the Distribution, to our former CEO, pursuant to the Employment Transition Agreement.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Position

	September 30, 2025	December 31, 2024
	(In thousands)
People Inc. cash and cash equivalents:
United States	$258,366	$230,436
All other countries	22,004	19,491
Total People Inc. cash and cash equivalents	280,370	249,927

IAC (excluding People Inc.) cash and cash equivalents
United States	698,228	1,093,675
All other countries	26,898	38,134
Total IAC (excluding People Inc.) cash and cash equivalents	725,126	1,131,809

Total cash and cash equivalents	$1,005,496	$1,381,736

Debt:
Term Loan A-1	$345,625	$—
Term Loan B-2	700,000	—
2032 Notes	400,000	—
Term Loan A	—	297,500
Term Loan B-1	—	1,182,500
Total long-term debt	1,445,625	1,480,000
Less: current portion of long-term debt	22,750	35,000
Less: original issue discount	3,512	3,512
Less: unamortized debt issuance costs	12,523	6,481
Total long-term debt, net	$1,406,840	$1,435,007
The Company’s international cash can be repatriated without significant tax consequences.
All of the Company’s long-term debt are liabilities of People Inc. For a detailed description of interest rate swaps and long-term debt, see “Note 3—Long-term Debt” in the accompanying notes to the financial statements included in “Item 1. Consolidated Financial Statements.”
Cash Flow Information
In summary, IAC’s cash flows are as follows:

	Nine Months Ended September 30,
	2025	2024
	(In thousands)
Net cash provided by (used in):
Operating activities attributable to continuing operations	$27,457	$124,225
Investing activities attributable to continuing operations	$(371,161)	$302,132
Financing activities attributable to continuing operations	$(419,134)	$(37,346)

Net cash provided by operating activities attributable to continuing operations consists of net loss adjusted for non-cash items and the effect of changes in working capital. Non-cash adjustments include the unrealized (gains) losses on the investment in MGM, amortization of intangibles, deferred income taxes, stock-based compensation expense, net gains on amendments and early terminations of lease agreements, loss related to the allocation of a disputed gain on a real estate transaction, depreciation, non-cash lease expense (including ROU impairments), net loss (gain) on sales of investments and businesses (including unrealized losses on investments) and unrealized increase in the estimated fair value of a warrant.
2025
Adjustments to net loss from continuing operations consist primarily of amortization of intangibles of $70.5 million, loss related to the allocation of a disputed gain on a real estate transaction of $32.6 million, depreciation of $28.9 million, non-cash lease expense (including ROU impairments) of $28.9 million, net loss on sales of investments and a business (including unrealized losses on investments) of $18.8 million and stock-based compensation expense of $16.1 million, partially offset by deferred income taxes of $46.9 million and net gains on amendments and early terminations of lease agreements of $42.2 million. The decrease from changes in working capital includes a decrease in operating lease liabilities of $78.6 million, a decrease in accounts payable and other liabilities of $38.8 million and an increase in other assets of $5.2 million, partially offset by a decrease in accounts receivable of $70.7 million and an increase in deferred revenue of $7.1 million. The decrease in operating lease liabilities is due to cash payments on leases, including $47.4 million related to the termination of leases for certain unoccupied office space at People Inc. described under “Contractual Obligations” below, net of interest accretion. The decrease in accounts payable and other liabilities is due primarily to a decrease in accrued employee compensation, due primarily to timing of payments, including the payment of 2024 bonuses in 2025, a decrease in accrued traffic acquisition costs and related payables at Search and a net increase in accruals related to the resolution of certain legal matters at Corporate and Emerging & Other, partially offset by payments at Care.com. The increase in other assets is due primarily to a net increase in amounts due from insurance companies for the legal matters at Corporate and Care.com, partially offset by a decrease in prepaid hosting services at People Inc. and Search. The decrease in accounts receivable is due primarily to a decrease in revenue in the third quarter of 2025 relative to the fourth quarter of 2024 at People Inc. and Search and improved collections and timing of cash receipts at Care.com. The increase in deferred revenue is due primarily to timing of annual subscription renewals at Care.com, cash receipts for a fourth quarter of 2025 event and the shipments of certain magazine titles at People Inc.
Net cash used in investing activities attributable to continuing operations includes $386.6 million related to the Distribution and capital expenditures of $14.0 million, partially offset by the proceeds from the sale of a portion of the retirement investment fund of $11.9 million at People Inc., net proceeds from the sales of investments and fixed assets of $9.9 million and $4.3 million, respectively.
Net cash used in financing activities attributable to continuing operations includes principal payments on the Term Loans of $1.4 billion and debt issuance and deferred financing costs of $12.9 million, partially offset by the net proceeds from the Term Loans refinancing of $991.5 million and proceeds from the issuance of the 2032 Notes of $400.0 million. Net cash used in financing activities attributable to continuing operations also includes $300.0 million for the repurchase of 7.3 million shares of common stock, on a settlement date basis, at an average price of $41.35 per share, and withholding taxes paid on behalf of employees for net settled stock-based awards of $67.1 million.

2024
Adjustments to net loss from continuing operations consist primarily of the unrealized loss on the MGM investment of $361.8 million, amortization of intangibles of $109.8 million, stock-based compensation expense of $58.1 million, depreciation of $30.7 million and non-cash lease expense (including ROU impairments) of $29.4 million, partially offset by deferred income taxes of $88.8 million, an unrealized increase in the estimated fair value of a warrant of $20.4 million and net gain on sales businesses and investments (including unrealized losses on investments) of $16.5 million, which includes $29.2 million on the sale of assets of Mosaic Group in February 2024. The increase from changes in working capital includes a decrease in other assets of $65.4 million, a decrease in accounts receivable of $53.5 million and an increase in deferred revenue of $5.2 million, partially offset by decreases in accounts payable and other liabilities of $53.1 million and operating lease liabilities of $38.6 million. The decrease in other assets is due primarily to a decrease in prepaid hosting services at People Inc. and Corporate, receipt of pre-acquisition income tax refunds at People Inc. and the liquidation of the domestic funded pension plan at People Inc. in connection with the termination of the plan. The decrease in accounts receivable is due primarily to a decrease in revenue in the third quarter of 2024 relative to the fourth quarter of 2023 at People Inc. and Search, and a decrease at Mosaic Group due to cash receipts prior to the sale of its assets. The increase in deferred revenue is due primarily to timing of annual subscription renewals at Care.com. The decrease in accounts payable and other liabilities is due primarily to a decrease in accrued employee compensation due primarily to timing of payments, including the payment of 2023 bonuses in 2024, and a decrease in accrued traffic acquisition costs and related payables at Search and People Inc., partially offset by an increase in accrued advertising at Search. The decrease in operating lease liabilities is due to cash payments on leases net of interest accretion.
Net cash provided by investing activities attributable to continuing operations includes maturities of marketable debt securities of $350.0 million, net proceeds from the sales of businesses and investments of $173.6 million, including $155 million from the sale of assets of Mosaic Group, net proceeds from the sales of assets of $12.7 million, principally from the sale of an aircraft at People Inc., and net collections of notes receivable of $10.1 million, partially offset by $221.8 million for the purchases of marketable debt securities, the purchase of a retirement investment fund of $15.3 million at People Inc. in connection with the termination of the domestic funded pension plan and transfer of the remaining assets to the IAC Inc. Retirement Savings Plan and capital expenditures of $9.8 million.
Net cash used in financing activities attributable to continuing operations includes principal payments on the Term Loans of $22.5 million and withholding taxes paid on behalf of employees for net settled stock-based awards of $14.6 million.
Discontinued Operations
Net cash used in and provided by discontinued operations of $29.6 million and $35.3 million, respectively, for the nine months ended September 30, 2025 and 2024, respectively, relates to the operations of Angi. The Company does not expect significant cash flows from Angi following the Distribution.
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
At September 30, 2025, the Term Loan A-1 bore interest at SOFR plus 2.00%, or 6.14%, and the Term Loan B-2 bore interest at SOFR, subject to a minimum of 0.50%, plus 3.50%, or 7.78%.
For a detailed description of long-term debt, see “Note 3—Long-term Debt” in the accompanying notes to the financial statements included in “Item 1. Consolidated Financial Statements”
Investment in MGM
At September 30, 2025, the Company owns 64.7 million common shares of MGM. Based on the number of MGM common shares outstanding at September 30, 2025, the Company owns 23.8% of MGM.

Investment in Turo
At September 30, 2025, IAC’s ownership interest in Turo is approximately 33%.
Share Repurchase Authorizations and Activity
During the nine months ended September 30, 2025, IAC repurchased 7.3 million shares of its common stock, on a trade date basis, at $41.35 per share, or $300.0 million in aggregate, consisting of the remaining 3.7 million shares of its existing stock repurchase authorization from June of 2020 and 3.6 million shares of the 10 million share repurchase authorization, which was approved by the board of directors of IAC on March 16, 2025 (the “2025 Share Authorization”). At October 31, 2025, IAC has 6.4 million shares remaining in the 2025 Share Authorization. Share repurchases can be made over an indefinite period of time in the open market and in privately negotiated transactions, depending on those factors management deems relevant at any particular time, including, without limitation, market conditions, price and future outlook.
Contractual Obligations
In the third quarter of 2025, the Company entered into a cloud computing contract with payments of approximately $101.0 million expected to be made in aggregate over its three-year term. Payments of approximately $33.0 million expected to be made in each of the twelve-month periods ending September 30, 2026 and 2027 and $35.0 million in the twelve-month period ending September 30, 2028. During the first quarter of 2025, People Inc. amended a lease for the early surrender of certain unoccupied office space for a total payment of $43.1 million, consisting of equal payments paid in January and April 2025. During the third quarter of 2025, People Inc. entered into an additional amendment to the lease, which provided for the early surrender of additional office space for a total payment of $8.5 million. As of September 30, 2025, $4.3 million remains outstanding and is expected to be paid in January 2026. Prior to these amendments, the lease for this office space would have expired in 2032. People Inc. recorded net gains related to each of these amendments of $5.2 million and $41.5 million for the three and nine months ended September 30, 2025, respectively, which are reflected in “General and administrative expense” in the statement of operations. The impact of these amendments reduced future fixed lease payments by $145.0 million. At September 30, 2025, there have been no other material changes to the Company’s contractual obligations disclosures as of December 31, 2024 filed with the Securities and Exchange Commission on Form 8-K on June 12, 2025.
Capital Expenditures
The Company anticipates that it will need to make capital expenditures in connection with the development and expansion of its operations. The Company’s 2025 capital expenditures are expected to be higher than its 2024 capital expenditures of $15.0 million by approximately 55% to 60%, due primarily to increased capitalized software and leasehold improvements at People Inc.
Liquidity Assessment
On a consolidated basis, the Company generated positive cash flows from operating activities of $27.5 million for the nine months ended September 30, 2025; excluding the positive cash flows from operating activities of $57.1 million generated by People Inc., the Company generated negative cash flows from operating activities of $29.6 million.
At September 30, 2025, the Company’s consolidated cash and cash equivalents were $1.0 billion, of which $280.4 million was held by People Inc. The Company may not be able to freely access People Inc.’s cash due to the provisions of the People Inc. debt agreements.

The Company’s consolidated debt of approximately $1.45 billion is the liability of People Inc. The governing agreements contain covenants that would limit People Inc.’s ability to pay dividends, incur incremental secured indebtedness or make distributions or certain investments in the event a default has occurred or if People Inc.’s consolidated net leverage ratio exceeds 4.0 to 1.0, subject to certain available amounts, all as defined in the governing agreements. People Inc.’s consolidated net leverage ratio was less than 4.0 to 1.0 for the test period ended September 30, 2025. The governing agreements allow the Company to contribute cash to People Inc., which the Company has in the past and may in the future, to provide, among other things, additional liquidity to improve People Inc.’s consolidated net leverage ratios for any test period. These agreements also allow People Inc. to make distributions to the Company in amounts not to exceed these capital contributions, provided that no default has occurred and is continuing. In June and September 2025, the Company contributed $80 million and $55 million, respectively, to People Inc., which People Inc. subsequently distributed to the Company in July and October 2025, respectively. The June contribution resulted in an improvement to People Inc.’s consolidated net leverage ratio that enabled People Inc. to reduce the interest rate on the Term Loan A-1 and the commitment fee on the Revolving Facility during the third quarter of 2025. See “Note 3—Long-term Debt” in the accompanying notes to the financial statements included in “Item 1. Consolidated Financial Statements” for additional information.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Equity Price Risk
At September 30, 2025, the Company owns 64.7 million common shares of MGM. The Company accounts for its investment in MGM under the equity method of accounting and has elected to account for this investment pursuant to the fair value option. The fair value of the investment in MGM is remeasured each reporting period based upon MGM’s closing stock price on the New York Stock Exchange on the last trading day in the reporting period; any unrealized pre-tax gains or losses are included in the statement of operations. For the three and nine months ended September 30, 2025, the Company recorded unrealized pre-tax gains from its investment in MGM of $17.5 million and $0.6 million, respectively. For the three and nine months ended September 30, 2024, the Company recorded unrealized pre-tax losses from its investment in MGM of $346.3 million and $361.8 million, respectively.
The cumulative unrealized net pre-tax gain through September 30, 2025 is $979.5 million. At September 30, 2025 and December 31, 2024, the carrying value of the Company’s investment in MGM, which includes the cumulative unrealized pre-tax gain, was $2.2 billion, or approximately 31% and 23% of the Company’s consolidated total assets, respectively. A $2.00 increase or decrease in the share price of MGM would result in an unrealized gain or loss, respectively, of $129.4 million. At October 31, 2025, the fair value of the Company’s investment in MGM was $2.1 billion. The Company’s results of operations and financial condition have in the past been and may in the future be materially impacted by increases or decreases in the price of MGM common shares.
Interest Rate Risk
At September 30, 2025, the principal amount of the People Inc.’s outstanding debt totals $1.45 billion. The $1.05 billion principal amount of the Term Loans bears interest at variable rates and the $400.0 million principal amount of the 2032 Notes bears interest at a fixed rate.
People Inc. holds interest rate swaps to manage interest rate risk that expire April 1, 2027 with a total notional amount of $350 million. These interest rate swaps synthetically convert a portion of Term Loan B-2 from a variable rate to a fixed rate. Should the secured overnight financing rate (“SOFR”) equal or exceed 0.50%, then the fixed rate for the Term Loan B-2 will be approximately 7.32% ((i) the weighted average fixed interest rate of approximately 3.82% on the interest rate swaps and (ii) the base rate of 3.50%). In the event SOFR becomes less than 0.50%, then the interest rate swaps would be fixed in a range from approximately 7.32% to 7.42% as determined by the governing agreements. People Inc. applies hedge accounting to these contracts. The fair value of the interest rate swaps is determined using discounted cash flows derived from observable market prices, including swap curves, and represents what People Inc. would pay or receive to terminate the swap agreements. People Inc. intends to continue to meet the conditions for hedge accounting, however, if these interest rate swaps were not highly effective in offsetting cash flows attributable to the hedged risk, the changes in the fair value of the interest rate swaps used as hedges could have a significant impact on future results of operations.
At September 30, 2025, the outstanding balance of $700.0 million related to the Term Loan B-2 bore interest at SOFR, subject to a minimum of 0.50%, plus 3.50%, or 7.78%, and the outstanding balance of $345.6 million related to the Term Loan A-1 bore interest at SOFR plus 2.00%, or 6.14%. If SOFR were to increase or decrease by 100 basis points, the annual interest expense on the Term Loans, net of the impact related to the $350 million in notional amount of interest rate swaps, would increase or decrease by $6.9 million.
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
During the quarter ended September 30, 2025, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
On February 27, 2025, the parties participated in a mediation in an attempt to resolve the matter. On March 14, 2025, the parties accepted the mediator’s proposal to resolve the matter. Pursuant to the parties’ agreement in principle, the sum of $30 million will be paid to the plaintiff class in full settlement of all claims, including for attorneys' fees and expenses and the costs of settlement administration. Of that amount, approximately $29.8 million will be paid by the defendants’ insurers, and approximately $0.2 million will be paid by IAC. On April 1, 2025, the parties executed a term sheet memorializing the material terms of the settlement. On June 9, 2025, the parties submitted a definitive settlement agreement and related documents to the Chancery Court for approval. On September 17, 2025, after a hearing on the proposed settlement, the Chancery Court approved the settlement. The defendants’ insurers and IAC have paid their respective shares of the settlement amount, and the settlement fund, net of court-approved plaintiff’s attorneys’ fees and expenses and the costs of settlement administration, will be distributed to the members of the plaintiff class by the settlement administrator in accordance with the terms of the court-approved settlement.

Item 1A.    Risk Factors
Cautionary Statement Regarding Forward-Looking Information
This quarterly report on Form 10-Q contains “forward‑looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The use of words such as "anticipates," "estimates," "expects," "plans" and "believes," among others, generally identify forward-looking statements. These forward-looking statements include, among others, statements relating to: the future financial performance of IAC and its businesses, business prospects and strategy, anticipated trends and prospects in the industries in which IAC’s businesses operate and other similar matters.

Actual results could differ materially from those contained in these forward-looking statements for a variety of reasons, including, among others: (i) our ability to compete with generative artificial intelligence (“AI”) technology and the disruption across marketing and publishing driven by AI-enabled search features, including Google’s AI Overviews, (ii) unstable market and economic conditions (particularly those that adversely impact advertising spending levels and consumer confidence and spending behavior), either generally and/or in any of the markets in which our businesses operate, as well as geopolitical conflicts, (iii) our ability to market our products and services in a successful and cost-effective manner, (iv) the display prominence of links to websites offering our products and services in search results, (v) changes in our relationship with (or policies implemented by) Google, (vi) the failure or delay of the markets and industries in which our businesses operate to migrate online and the continued growth and acceptance of online products and services as effective alternatives to traditional products and services, (vii) our continued ability to develop and monetize versions of our products and services for mobile and other digital devices, (viii) the ability of our Digital business to successfully expand the digital reach of our portfolio of publishing brands, (ix) our continued ability to market, distribute and monetize our products and services through search engines, digital app stores, advertising networks and social media platforms, (x) risks related to our Print business including declining revenue, increases in paper and postage costs, reliance on a single supplier to print our magazines and potential increases in pension plan obligations, (xi) our ability to establish and maintain relationships with quality and trustworthy caregivers, (xii) our ability to access, collect, use and protect the personal data of our users and subscribers, (xiii) our ability to engage directly with users, subscribers, consumers and caregivers on a timely basis, (xiv) the ability of our Chairman and Senior Executive and certain members of his family to exercise significant influence over the composition of our board of directors, matters subject to stockholder approval and our operations, (xv) risks related to our liquidity and indebtedness (the impact of our indebtedness on our ability to operate our business, our ability to generate sufficient cash to service our indebtedness and interest rate risk), (xvi) our inability to freely access the cash of People Inc. and its subsidiaries, (xvii) dilution with respect to investments in IAC, (xviii) our ability to compete, (xix) our ability to build, maintain and/or enhance our various brands, (xx) our ability to protect our systems, technology and infrastructure from cyberattacks (including cyberattacks experienced by third parties with whom we do business), (xxi) the occurrence of data security breaches and/or fraud, (xxii) increased liabilities and costs related to the processing, storage, use and disclosure of personal and confidential user information, (xxiii) the integrity, quality, efficiency and scalability of our systems, technology and infrastructure (and those of third parties with whom we do business), (xxiv) changes in key personnel and risks related to leadership transitions and (xxv) changes to our capital deployment strategy.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
The Company did not issue or sell any shares of its common stock or any other equity securities pursuant to unregistered transactions during the quarter ended September 30, 2025.

Issuer Purchases of Equity Securities
The following table sets forth purchases by the Company of shares of IAC common stock during the quarter ended September 30, 2025:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs (2)
July 2025	—	$—	—	9,198,102
August 2025	1,328,126	$35.90	1,328,126	7,869,976
September 2025	1,438,438	$36.37	1,438,438	6,431,538
Total	2,766,564	$36.15	2,766,564	6,431,538
_____________________
(1)    Reflects repurchases made pursuant to the share authorization approved by the board of directors of IAC in June of 2020 and/or the 2025 Share Authorization, as applicable.
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

Item 5. Other Information
Rule 10b5-1 Trading Plans
During the quarter ended September 30, 2025, none of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading plan or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S‑K).
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

Dated:	November 3, 2025
IAC INC.

		By:	/s/ CHRISTOPHER HALPIN
Christopher Halpin
Executive Vice President, Chief Operating Officer and Chief Financial Officer

Signature	Title	Date
/s/ CHRISTOPHER HALPIN	Executive Vice President, Chief Operating Officer and Chief Financial Officer	November 3, 2025
Christopher Halpin