Form 10-K
period 2025-12-31
IAC Inc.
filed 2026-02-20
CIK 1800227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of February 2, 2026, the following shares of the registrant's Common Stock were outstanding:

Common Stock	71,118,465
Class B Common Stock	5,789,499
Total	76,907,964
The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2025 was $2,712,201,206. For the purpose of the foregoing calculation only, all directors and executive officers of the registrant are assumed to be affiliates of the registrant.
Documents Incorporated By Reference:
Portions of the registrant's proxy statement for its 2026 Annual Meeting of Stockholders are incorporated by reference into Part III herein.
1

PART I
Item 1.    Business
OVERVIEW
Who We Are
IAC today is comprised of category leading businesses, including People Inc. and Care.com, among others, and holds strategic equity positions in MGM Resorts International and Turo Inc.

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
In February 2020, we acquired Care.com, a leading online destination for families to connect with caregivers for their children, aged parents, pets and homes, and for caregivers to connect with families seeking care services. In June 2020, we completed the separation of our online dating businesses into an independent public company, Match Group, Inc.
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

EQUITY OWNERSHIP AND VOTE
IAC has outstanding shares of common stock, with one vote per share, and shares of Class B common stock, with ten votes per share and which are convertible into shares of common stock on a one-for-one basis. As of the date of this report, Barry Diller, IAC’s Chairman and Senior Executive, his spouse (Diane von Furstenberg) and his stepson (Alexander von Furstenberg), collectively hold (directly and through certain trusts) 5,789,499 shares of Class B common stock, representing 100% of the outstanding shares of Class B common stock. Together with shares of common stock held as of the date of this report by Mr. Diller (665,534), Mr. von Furstenberg (81,348), a trust for the benefit of certain members of Mr. Diller’s family (136,711) and a family foundation (1,711), these holdings collectively represent approximately 46% of the total outstanding voting power of IAC (based on the number of shares of IAC common and Class B common stock outstanding on February 2, 2026).

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

DESCRIPTION OF IAC BUSINESSES
People Inc.
Overview
Our People Inc. segment consists of its Digital and Print businesses. Through these businesses, People Inc. is one of the largest digital and print publishers in America and is committed to content—made by people for people—that delights, teaches, inspires and entertains. More than 175 million people trust People Inc. each month to help them make decisions, take action, and find inspiration.
These Digital and Print businesses engage consumers across multiple media platforms and formats, as well as through licensing arrangements and magazines. People Inc.'s over 40 iconic brands (by vertical, brand and format) include:
•Entertainment: PEOPLE (digital and print), Entertainment Weekly (digital) and People en Español (digital);
•Food: Allrecipes (digital and print), Food & Wine (digital and print), Simply Recipes (digital), Serious Eats (digital), EatingWell (digital and print), The Spruce Eats (digital), Liquor.com (digital), MyRecipes (digital) and Feedfeed (digital);
•Home: Better Homes & Gardens (digital and print), The Spruce (digital), REAL SIMPLE (digital and print), Southern Living (digital and print), Martha Stewart (digital) and Magnolia Journal (print);

•Beauty and style (all digital): InStyle, Byrdie and Brides;

•Health (all digital):Verywell Health, Health, Parents, and VeryWell Mind;

•Travel, Finance and Other: Travel + Leisure (digital and print), Investopedia (digital), Lifewire (digital), The Spruce Pets (digital), Midwest Living (digital and print), and Successful Farming (digital and print).
Digital
The Digital business delivers digital content through a portfolio of brands that have leadership in those subject areas that People Inc. believes matter most to consumer audiences (including entertainment, food, home, beauty, travel, health, family, luxury and fashion). The Digital business provides original and engaging digital content in a variety of formats, including articles, illustrations, videos and images, working with hundreds of experts in their respective fields (including doctors, chefs and certified financial advisors, among others) to create and produce thousands of pieces of original content that we publish across our portfolio of brands.
Through the Digital business, we offer a variety of digital advertising products and services, from traditional digital display advertisements and performance marketing arrangements to new advertising products and services developed in response to evolving digital advertising trends, such as D/Cipher. Our D/Cipher product allows advertisers to target users based on intent. For example, when users visit one of People Inc.’s digital brands, D/Cipher predicts what advertising marketing segments are relevant to the reader, based on their intent, in real time. D/Cipher reaches users on all devices, including Apple (iOS) audiences and can be accessed through People Inc.’s premium direct and programmatic ad channels. We also offer D/Cipher+, which extends D/Cipher’s intent targeting to the premium open web, CTV and other digital formats.
Print
Through the Print business, we are a leading magazine publisher in the United States. The Print business published 18 magazines as of December 31, 2025, as well as approximately 425 special interest publications during the year ended December 31, 2025.
Print editorial teams create premium content covering subjects that People Inc. believes matter most to consumer audiences in a format that it believes consumers enjoy for its convenience and thoughtful editorial curation. The majority of the publishing brands and content within the Print business (for example, PEOPLE, Better Homes & Gardens and Southern Living) is focused on interests related to women and lifestyle. In addition, special interest publications provide in-depth information, education and entertainment on single topics and trends that People Inc. believes are timely and relevant to consumer audiences (including food, home, entertainment and health and wellness). Most special interest publications have a high ratio of editorial to advertising content and are premium priced (for consumers) relative to subscription titles.

The Print business distributes print magazines on a subscription basis (both direct and via agency partners) and through newsstands, with the majority of distribution occurring on a subscription basis. The Print business had approximately 15.4 million active subscriptions as of December 31, 2025. The majority of People Inc. subscription publications are issued between four and eleven times annually, with PEOPLE issued 48 times annually. Single copies of subscription and special interest publications are sold through newsstands.
Revenue
People Inc. revenue consists of digital and print revenue. Digital revenue consists principally of advertising, performance marketing and licensing and other revenue. Print revenue consists principally of subscription, advertising, project and other, newsstand and performance marketing revenue.
Digital. Advertising revenue is generated primarily through digital advertisements and intent-based advertising targeting capabilities (D/Cipher+), which are sold directly to advertisers or through advertising agencies and programmatic advertising networks. Performance obligations consist of delivering advertisements with a promised number of actions related to the advertisements, such as impressions or clicks, displaying advertisements for an agreed upon amount of time or providing available advertising space. The price is determined by an agreed-upon pricing model such as CPM (cost-per-1,000 impressions), CPC (cost-per-click) or flat fees. Performance marketing revenue includes commissions generated through affiliate commerce, performance marketing services and affinity marketing channels. Affiliate commerce commission revenue is generated when People Inc.'s branded content refers consumers to commerce partner websites resulting in a purchase or transaction. Performance marketing service commission revenue is generated on a cost-per-click or cost-per-action basis. Affinity marketing programs are arrangements where People Inc. acts as an agent for both People Inc. and third-party publishers to market and place magazine subscriptions online for which commission revenue is earned when a subscriber name has been provided to the publisher. Licensing and other revenue primarily includes revenue generated through brand and content licensing and similar agreements. Brand licensing generates royalties from long-term trademark licensing agreements with retailers, service providers, publishers and manufacturers. Content licensing royalties are earned from our relationship with AppleNews+ as well as other content use and distribution relationships, including utilization in large-language models and other artificial intelligence (“AI") related activities.
Print. Subscription revenue relates to the sale of People Inc. magazines, including digital editions. People Inc.’s subscriptions do not have substantive termination penalties; therefore, the contract term is determined on an issue-by-issue basis. Most of People Inc.’s subscription sales are prepaid at the time of order and may be canceled at any time for a refund of the pro rata portion of the initial subscription. Advertising revenue primarily relates to the sale of advertising in magazines directly to advertisers or through advertising agencies. Revenue is recognized on the magazine issue’s on-sale date, which is the date the magazine is published. Project and other revenue includes revenue streams that are primarily project-based and may relate to any one or combination of the following activities: audience targeted advertising, custom publishing, content strategy and development, email marketing, social media, database marketing and search engine optimization. Newsstand revenue is related to single copy magazines or bundles of single copy magazines sold to wholesalers for resale on newsstands. Publications sold to magazine wholesalers are sold with the right to receive credit from People Inc. for magazines returned to the wholesaler by retailers. Performance marketing revenue principally consists of affinity marketing revenue through which People Inc. places magazine subscriptions for third-party publishers.
Marketing
The Digital business markets its digital content through a full suite of digital distribution channels, as well as via direct navigation to its various branded websites. The Print business markets its content through a variety of channels, including direct mail, search engines, social media, email, websites, affiliate links and third-party partnerships. People Inc. prefers a subscription-focused distribution approach for print publications because it believes that this approach fosters long-term, direct relationships with consumers and creates greater monetization opportunities.

Competition
The Digital business is characterized by ever evolving technology, frequent product evolution and changing preferences of consumers, advertisers and marketers. Digital media is intensely competitive, particularly for consumer attention (both attracting and retaining), attracting engagement and discovery across various People Inc. Digital brands through search engines and other discovery features (including the visibility and presentation of People Inc. content within search results and related search features) and spending from advertisers and marketers. In the case of the Digital business, competitors primarily include diversified multi-platform media companies, other online publishers and destination websites with brands in similar vertical content categories, news aggregators, search engines, social media platforms and AI enabled search, discovery, and content services. Some of these competitors may have longer operating histories, greater brand recognition, larger user bases and/or greater financial, technical or marketing resources than People Inc. does. As a result, these competitors may have the ability to devote comparatively greater resources to the development and promotion of their digital content, which could result in greater market acceptance of their digital content relative to People Inc. digital content.
Print publishing is a highly competitive business. People Inc. Print magazines and related publishing products and services compete primarily with other print magazine publishers, as well as other mass media (online and offline) and many other leisure-time activities. While competition is strong for established print magazine brands, gaining readership and advertising support for new print magazines is especially competitive and a launch would require significant investment over a multi-year endeavor.
We believe that the ability of the Digital and Print businesses to compete successfully will depend primarily upon the following factors:
•the ability to maintain and grow their large reach to consumers across existing, as well as new and emerging, platforms;
•the quality of the content and editorial features in digital content, print magazines and special interest publications;
•the ability to continue to maintain and build recognized expertise and authority in the vertical subject areas that People Inc. believes matter most to consumer audiences, and to continue to create content and experiences that are useful, relevant and entertaining to consumer audiences and reflect their evolving preferences;
•the ability to continue to attract and grow audience engagement and discovery for Digital brands through search engines and other discovery channels, including the visibility and presentation of information from such brands within search results and related search features, as well as the ability to adapt to changes in how search engines operate and how consumers access information, including through technologies powered by AI;
•the ability to continue to build and maintain brand recognition, trust and loyalty across the People Inc. portfolio of publishing brands;
•the performance and visibility of the People Inc. portfolio of publishing brands (primarily across digital platforms) relative to those of its competitors;
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
•the ability to consistently provide advertisers and marketers across the People Inc. portfolio of digital brands and our print publications with a compelling return on their investments;

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
•the ability to grow e-commerce related content and experiences and leverage the People Inc. portfolio of publishing brands and expertise to result in purchases and transactions and to continue to maintain good relationships with third parties upon which we depend on in connection with these efforts; and
•in the case of the Print business only:
•the ability to retain existing subscribers and successfully drive new subscribers to print magazines in a cost-effective manner;
•the ability to maintain print advertising rates and the number of pages sold by brand and issue;
•the prices charged for print magazines; and
•the ability to provide quality customer service to advertisers, marketers and subscribers.
Care.com
Overview
Care.com is a leading online destination for families to connect with caregivers for their children, aged parents, pets and homes and for caregivers to connect with families seeking care services. Care.com’s brands include Care for Business, Care.com offerings to enterprises and HomePay.
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
Enterprise solutions. Care.com also offers a comprehensive suite of family caregiving benefits and related services that employers can offer as an employee benefit. Currently, employers can choose from a number of services, including:
•consumer matching solutions;
•back-up care services (in-home, in-center and camps) for employees who need alternative care arrangements for their child or senior when their regular caregiver is not available (for example, due to a school closure or caregiver illness);
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
Revenue

Care.com revenue consists of consumer and enterprise revenue. Consumer revenue is primarily generated through subscription fees from families and caregivers, both domestically and internationally, for Care.com's suite of products and services. Consumer revenue also includes revenue generated through Care.com's comprehensive household payroll and tax support services (HomePay), as well as through contracts with businesses that advertise on its platforms. Enterprise revenue is generated primarily through annual contracts with businesses (Care for Business) (employers or re-sellers) who provide access to Care.com’s suite of products and services as an employee benefit.
Marketing

Care.com markets its various products and services to families and caregivers through a diverse mix of free and paid offline and online marketing. Care.com believes that most families and caregivers currently find Care.com through unpaid marketing channels (primarily through word-of-mouth, referrals and online communities and forums), as well as through search engine marketing (free and paid) and repeat users. Paid direct marketing efforts include offline channels, such as network and cable TV and OTT channels, as well as through paid search engine marketing, social media advertising, influencer marketing, display advertising, third-party affiliate agreements and select paid job board sites. In addition, Care.com markets its employee-benefit product offerings directly to enterprises through brokers and its own sales team.

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
•the ability to continue to expand the enterprise solutions business; and
•the ability to continue to attract (and increase) traffic to Care.com platforms through search engines, including the ability to ensure that links to Care.com platforms are displayed prominently in free search engine results and that paid search marketing efforts are cost-effective, as well as the ability to respond to changes in the usage and functioning of search engines and the introduction of new technology, such as AI.

Search
Overview
Our Search segment consists of Ask Media Group, a collection of websites providing general search services and information, and a Desktop business, which includes business-to-business partnership operations and the remaining installed base of our direct-to-consumer downloadable desktop applications. Ask Media Group’s websites include, among others: Ask.com, a search site with a variety of fresh and contemporary content (celebrities, culture, entertainment, travel and general knowledge); Reference.com, a search and general knowledge content site that provides content across select vertical categories (history, business and finance and geography, among other verticals); Consumersearch.com, a search and content website that provides content designed to simplify the product research process; and Shopping.net, a vertical shopping search site, each of which contains a mix of search services and/or content targeted to various user or segment demographics.
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
Revenue
Ask Media Group revenue consists primarily of advertising revenue generated principally through the display of paid listings in response to search queries, as well as from display advertisements appearing alongside content on its various websites and, to a lesser extent, affiliate commerce commission revenue. Paid listings are advertisements displayed on search results pages that generally contain a link to advertiser websites. The majority of the paid listings displayed by Ask Media Group is supplied to us by Google Inc. (“Google”) pursuant to our services agreement with Google, dated as of October 26, 2015 and as subsequently amended (the “Services Agreement”). The Services Agreement, expires by its terms on March 31, 2026. Ask Media Group businesses transmit search queries to Google, which in turn transmits a set of relevant and responsive paid listings back to these businesses for display in search results. This ad-serving process occurs independently of, but concurrently with, the generation of algorithmic search results for the same search queries. Google paid listings are displayed separately from algorithmic search results and are identified as sponsored listings on search results pages. Google paid listings are priced on a price-per-click basis and when a user submits a search query through an Ask Media Group business and then clicks on a paid listing displayed in response to the query, Google bills the advertiser that purchased the paid listing and shares a portion of the fee charged to the advertiser with the Ask Media Group business. Ask Media Group recognizes paid listing revenue from Google when it delivers the user's click. In cases where the user’s click is generated due to the efforts of a third-party distributor, we recognize the amount due from Google as revenue and record a revenue share or other payment obligation to the third-party distributor as traffic acquisition costs. See “Item 1A — Risk Factors — Risk Factors — Risks Relating to Our Business, Operations and Ownership — Certain of our businesses depend upon arrangements with Google.”
Revenue from our Desktop business consists principally of advertising revenue generated through the display of paid listings in response to search queries. The majority of the paid listings displayed are supplied to us by Google in the manner, and pursuant to the Services Agreement, as described above.
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
•IAC Films, a provider of producer services for feature films, primarily for initial sale and distribution through theatrical releases and video streaming services in the United States and internationally; and
•Mosaic Group, a former developer and provider of global subscription mobile applications, for periods prior to the sale of its assets on February 15, 2024, which was accounted for as a sale of a business, for approximately $160 million.
Angi
On March 31, 2025, IAC completed the spin-off of Angi Inc. (“Angi”) by means of a special dividend (the “Distribution”) of all shares of Angi capital stock held by IAC to holders of its common stock and Class B common stock. Following the Distribution, IAC no longer owns any shares of Angi’s capital stock and Angi became an independent public company. As a result of the Distribution, the consolidated operations of Angi are presented as discontinued operations within IAC’s consolidated financial statements for all periods prior to March 31, 2025. See “Note 17—Discontinued Operations” to the accompanying notes to the financial statements included in “Item 8. Financial Statements and Supplementary Data” for additional information.

Seasonality
Approximately one-half of our consolidated annual Adjusted EBITDA is generated in the fourth quarter of each fiscal year. This is due to the concentration of spending by advertisers, which drives higher advertising revenue, and consumer spending, which drives higher performance marketing revenue during the year-end holiday selling season at People Inc.

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
Because we conduct substantially all of our business on the Internet, we are particularly sensitive to laws and regulations that could adversely impact the popularity or growth in use of the Internet and/or online products and services generally, restrict or otherwise unfavorably impact whether or how we may provide our products and services, regulate the practices of third parties upon which we rely to provide our products and services and/or undermine an open and neutrally administered Internet.
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
Because we receive, store and use a substantial amount of information received from or generated by our users and subscribers, we are also impacted by laws and regulations governing privacy, the collection, storage, sharing, use, processing, disclosure and protection of personal data and data security. Examples of comprehensive regulatory initiatives in the area of privacy and data security include a comprehensive European Union privacy and data protection reform, the General Data Protection Regulation (the “GDPR”), which became effective in May 2018. The GDPR, which applies to certain companies that are organized in the European Union or otherwise provide services to (or monitor) consumers who reside in the European Union, imposes significant penalties (monetary and otherwise) for non-compliance, as well as provides a private right of action for individual claimants. The GDPR will continue to be interpreted by European Union data protection regulators, which may require us to make changes to our business practices and could generate additional risks and liabilities. In addition, the total amount of fines issued in enforcement actions brought by data protection regulators in European Union member states continue to rise. Furthermore, the GDPR has been influential in the development of comprehensive privacy laws globally, with major trading nations such as Brazil, China, India and the United Kingdom adopting national privacy laws modeled, to an extent, after the GDPR, and raising similar compliance challenges.
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
Moreover, while multiple legislative proposals concerning privacy and the protection of user information are being considered at the federal and state level in the U.S., many U.S. state legislatures have already enacted comprehensive privacy legislation, one of the strictest and most comprehensive of which is the California Consumer Privacy Act of 2018, which became effective on January 1, 2020 and was amended by the California Privacy Rights Act of 2020 (collectively the “CCPA”). The CCPA provides data privacy rights for California consumers and restricts the ability of certain of our businesses to use personal California user and subscriber information in connection with their various products, services and operations. The CCPA also provides consumers with a private right of action for security breaches, as well as provides for statutory damages. Regulations issued and enforced by the California Privacy Protection Agency (“CPPA”), as authorized by the CCPA, further restrict the ability of certain of our businesses to use personal California user and subscriber information in connection with their various products and services and/or could impose additional operational requirements on such businesses. Since the enactment of the CCPA, 19 other U.S. states enacted comprehensive privacy legislation that became effective as of January 1, 2026which are to varying degrees similar to the CCPA, as amended by the California Privacy Rights Act of 2020. In addition to these comprehensive laws, new state laws and regulations focused on specific privacy issues, such as biometric privacy, children’s privacy, data security and the use of AI, further complicate privacy compliance.

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
As a provider of certain subscription-based products and services, we are also impacted by laws or regulations affecting whether and how our businesses may periodically charge users for membership or subscription renewals. For example, in November 2024, the FTC amended its Negative Option Rule to impose additional requirements on the marketing and sale of subscription-based products and services, including separate opt-in requirements for subscription sign-ups, clear and conspicuous disclosure of material subscription terms immediately adjacent to where consumers enrolled for a given subscription and ensuring the consumer can cancel a given subscription by way of the same means through which they enrolled (the “Amended Negative Option Rule”). While the Amended Negative Option Rule was judicially vacated on procedural grounds in July 2025, it is possible that the current or a future FTC may seek to implement a revised version of the Amended Negative Option Rule, with provisions that may require changes to the manner in which our businesses market subscription-based products and services. In addition, the European Union Payment Services Directive, which became effective in 2018, could impact the ability of certain of our businesses to efficiently process auto-renewal payments for, as well as offer promotional or differentiated pricing to, users who reside in the European Union. Similar laws exist in the U.S., including the federal Restore Online Shoppers' Confidence Act and various U.S. state laws, and legislative and regulatory enactments or amendments are under consideration and being adopted in a number of U.S. states. The adoption of any law that adversely affects revenue from subscription-based products and services and/or the manner in which we market and sell such products and services could adversely affect our business, financial condition and results of operations, particularly in the case of our People Inc. and Care.com businesses.

In addition, we are subject to various other federal, state, and local laws, rules and regulations focused on consumer protection. These laws, rules and regulations are enforced by governmental entities such as the FTC and state Attorneys General offices and may confer private rights of action on consumers as well. Changes in these laws, or a proceeding of this nature, could have an adverse effect on us due to legal costs, impacts on business operations, diversion of management resources, negative publicity, and other factors.
We are also sensitive to the adoption of new tax laws. The European Commission and several European countries have adopted (or intend to adopt) proposals that impact various aspects of the current tax framework under which certain of our European businesses are taxed, including new types of non-income taxes (including digital services taxes in Canada, the United Kingdom and Italy, which are based on a percentage of revenue and tied to where consumers are located). Certain of our businesses are subject to digital services taxes in one or more of the jurisdictions listed above and similar proposed tax laws could adversely affect our business, financial condition and results of operations. In addition, certain U.S. states have adopted or are considering the adoption of similar laws applicable to revenue attributable to digital advertising and other forms of digital commerce.
In addition, we are sensitive to the adoption of worker classification laws, specifically, laws that could effectively require us to change the classification of certain professionals from independent contractors to employees. We continue to monitor such laws to ensure compliance, and if we are required to reclassify professionals from independent contractors to employees and/or the classification of professionals as independent contractors is challenged for any reason, we could be exposed to various liabilities and additional costs for prior and future periods, including exposure under federal, state and local tax laws, workers’ compensation and unemployment benefits, minimum and overtime wage laws and other labor and employment laws, as well as potential liability for penalties and interest. If the amounts related to such liabilities and additional costs are significant, our business, financial condition and results of operations could be adversely affected. See “Item 8 — Financial Statements and Supplementary Data — Note 15 — Contingencies.”
We are also subject to new laws and regulations being considered and adopted by various state legislatures and federal agencies that regulate the use and disclosure of AI. Such laws and regulations could adversely impact our ability to effectively incorporate AI into our products and services and/or make it more difficult to transparently market such products and services that incorporate AI.

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

Human Capital
Overview
IAC’s future success depends upon our continued ability to identify, hire, develop, motivate and retain a highly skilled workforce across our various businesses. While policies and practices related to the identification, hiring, development, motivation and retention of employees vary across IAC and our various businesses, at their core, such policies and practices are generally designed to: (i) increase long-term IAC stockholder value by attracting, retaining, motivating and rewarding employees with the competence, character, experience, diversity of perspective and ambition necessary to enable the Company to meet its growth objectives, (ii) encourage and support the professional development of, and engender loyalty among, employees who have demonstrated the strength, vision and determination necessary to overcome obstacles and unlock their true professional potential by providing them with appropriate opportunities within IAC and our businesses and (iii) help foster an inclusive and entrepreneurial culture across our various businesses.
In order to achieve these objectives, we believe that we must continue to provide competitive compensation packages and otherwise incentivize employees in unique and attractive ways, as well as develop and promote talent from within and remain committed to building inclusive workplaces and workforces that reflect the diversity of the global population using our products and services each day.
As of December 31, 2025, IAC had approximately 5,156 employees, substantially all of whom were full-time employees and the substantial majority of whom were based in the United States.
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
In addition, we actively seek to identify the next generation of leaders in technology early through the IAC Fellows program, a first-of-its-kind program connecting students from under-served and under-resourced backgrounds with academic and leadership opportunities. IAC Fellows join the program as early as high school and stay for up to six years, rotating across IAC businesses during that time in the form of competitively paid internships that put IAC Fellows in the trenches, testing their skills in real world scenarios. Through these experiences, IAC Fellows gain exposure to different business models, functions and roles within IAC, as well as access to IAC senior leadership as mentors and coaches. IAC Fellows also receive an academic stipend following the completion of each paid internship. For those IAC Fellows hired by IAC or any of its businesses following the completion of their paid internships and who stay for a period of three years, IAC will pay off the entirety of their school loans.
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
•We rely on search engines to attract users to our various properties.
•Marketing efforts designed to drive visitors to our various brands and businesses may not be successful or cost-effective.
•Advances in AI and other digital technologies are changing the way people access and consume information.
•Advertising revenue represents a significant portion of our consolidated revenue.
•Our success depends, in part, on the ability of our Digital business to successfully expand the audience of its portfolio of publishing brands.
•Certain of our businesses depend upon arrangements with Google.
•Our success depends, in part, on our ability to access, collect and use personal data about our users and subscribers.
•Our success depends on our ability to develop, market, distribute, and monetize our products and services across mobile and other digital platforms, and on our relationships with third-party platforms over which we have limited control.
•Our Print business is experiencing ongoing revenue decline and faces structural, cost, and operational challenges that could adversely affect our results of operations.
•Our pension plan obligations could increase.
•Our success depends, in part, on the ability of Care.com to establish and maintain relationships with quality and trustworthy caregivers.
•Our success depends, in part, upon the continued migration of certain markets and industries online and the continued growth and acceptance of online products and services as effective alternatives to traditional offline products and services.
•Our ability to engage directly with our subscribers and caregivers on a timely basis is critical to our success.
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
•The market price and trading volume of IAC common stock may be volatile, and investors may experience losses.

•IAC and Angi may not realize the anticipated benefits of the Distribution.
•We are sensitive to general economic events and trends, particularly those that adversely impact consumer confidence and discretionary spending behavior, as well as general geopolitical and macroeconomic risks.
•Our success depends, in part, on our ability to build, maintain and/or enhance our various brands.
•Our strategic initiatives may not be successful.
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
Risk Factors Related to Our Business, Operations and Ownership

We rely on search engines to attract users to our various properties. If our products and services are not presented, referenced, or otherwise discoverable within these environments, traffic and engagement with our properties could decline, which could adversely affect our business.

We have historically relied heavily on paid and free search engine marketing to drive traffic to our products and services. The display, ranking, and prominence of links to our websites on search engine results pages are influenced by a number of factors that are not within our control and may change frequently. Search engines have made changes in the past to their algorithms, methodologies, layouts, and features that have reduced the visibility of our products and services and negatively impacted traffic to our properties, and we expect that search engines will continue to make such changes in the future. In addition, search engine operators, primarily Google, offer products and services that compete directly with our offerings and may adjust search results, rankings, or page layouts to promote their own products or those of competitors, or to retain users within their platforms for longer periods of time. Any such actions could reduce the prominence or ranking of links to our products and services, resulting in decreased traffic and engagement or the need to replace free search traffic with paid sources.

The usage and functioning of search engines are also evolving rapidly. As search engines increasingly incorporate artificial intelligence (“AI”) technologies, including AI generated answers, summaries, and overviews, users may obtain information, recommendations, or solutions directly within search interfaces without navigating to third-party websites. The growing prevalence of these features, as well as other changes in how content is served or consumed, has created and may continue to create headwinds for our business by reducing traffic and engagement opportunities.

Our failure to respond effectively to changes in search engine algorithms, operating dynamics, pricing structures, advertising policies, or content quality guidelines (many of which may be implemented without advance notice) could adversely affect both our free and paid search engine marketing efforts. These changes could reduce the effectiveness of our marketing spend or require us to replace free traffic with paid traffic, or increase our reliance on alternative marketing channels or forms of communication and audience reach that may be less efficient, less predictable, or more costly, resulting in less favorable economics. Any sustained reduction in search-driven traffic or related deterioration in marketing efficiency could adversely affect our business, financial condition, and results of operations.

Marketing efforts designed to drive visitors to our various brands and businesses may not be successful or cost-effective.

Traffic building and conversion initiatives involve considerable expenditures for online and offline advertising and marketing. We have made, and expect to continue to make, significant expenditures for search engine marketing primarily in the form of the purchase of keywords, which we purchase primarily through Google and, to a lesser extent, Microsoft and Yahoo!, social media advertising and other online display advertising and traditional offline advertising in connection with these initiatives, which may not be successful or cost-effective. Also, to continue to reach consumers and users, we will need to continue to identify and devote more of our overall marketing expenditures to digital advertising channels such as CTV, social media and other digital platforms, as well as target consumers and users via these channels in a cost-effective manner. As these channels continue to evolve, it could continue to be difficult to assess returns on related marketing investments. Historically, we have had to increase advertising and marketing expenditures over time to attract and convert consumers, retain users of our various products and services and sustain our growth.

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

In connection with the acquisition of traffic and leads directly from third parties, certain of our businesses also enter into various arrangements with such parties (including advertising and marketing firms) to drive traffic to their various brands and businesses and generate leads, which arrangements are generally more cost-effective than traditional marketing efforts. If these businesses are unable to renew existing (and enter into new) arrangements of this nature, or such arrangements are no longer as beneficial (including as a result of developments in AI technology such as AI overviews), sales and marketing costs as a percentage of revenue would increase over the long-term, which could adversely affect our business, financial condition and results of operations. In addition, recent regulatory developments may make it more difficult to obtain traffic and leads by way of third-party affiliate relationships. Lastly, in the case of traffic and leads acquired directly and generated through third-party affiliates, the quality, validity (from real users with genuine interest and, if applicable, otherwise acquired in a manner that complies with contractual obligations in place with paid listings providers or advertisers) and convertibility of such traffic are dependent on many factors, most of which are generally outside of our control. If the quality, validity or convertibility of traffic and leads we acquire directly and/or via third-party affiliates do not meet the expectations of the users of our various products and services, our paid listings providers or advertisers (as well any third parties who may acquire such traffic or leads from our paid listings providers or advertisers), as applicable, our business, financial condition and results of operations could be adversely affected.

Advances in AI and other digital technologies are changing the way people access and consume information, which could adversely affect traffic to our businesses, the effectiveness of our marketing and advertising offerings, and our results of operations.

AI technologies and other tools, including large-language models, chat-based interfaces, and content summarization or overview features, are changing how users discover, access, and consume information. To the extent these technologies reduce or displace traffic to the websites of our businesses (particularly the Digital business within our People Inc. segment), we may experience decreased user engagement, which could reduce the available advertising inventory volume and effectiveness of our marketing and advertising offerings and result in lower revenues, adversely affecting our business, financial condition, and results of operations.

In addition, AI has the potential to generate digital content, information, products, and services at significantly greater scale and lower cost than traditional methods, which could increase competition for user attention and advertising spending. Advertisers may shift spending toward AI enabled platforms or alternative marketing channels or experience reduced returns on campaigns delivered through our properties, which could further pressure demand for our offerings.

Our failure to effectively adapt to evolving AI capabilities could also adversely affect our ability to compete. Competitors and other third parties may deploy AI enabled technologies, platforms, or tools more rapidly or more successfully than we do, including in ways that attract user attention, deliver content or solutions directly to users, or otherwise reduce reliance on third-party websites such as ours. If such AI driven offerings gain greater adoption or prove more effective than our products or strategies, our audience reach, monetization opportunities, and competitive position could be negatively impacted.

To the extent that AI technologies or other tools misappropriate, misuse, or otherwise exploit our copyrighted content, the value of our content could be diminished. Any such reduction in value could impair our ability to attract audiences, invest in new content, or otherwise operate our businesses effectively, and could adversely affect our business, financial condition, and results of operations.

Additionally, the regulatory landscape governing AI is evolving rapidly. Governments and regulatory authorities in multiple jurisdictions have proposed or enacted laws, rules, and regulations related to the development, use, and deployment of AI technologies, including with respect to the use, licensing, attribution, and protection of third-party content, such as publisher-generated content. Additional requirements or restrictions may be imposed in the future. Compliance with these evolving legal and regulatory frameworks and efforts to protect our proprietary content from unauthorized use, scraping, or misappropriation by AI enabled systems could be costly, require significant operational changes, or limit our ability to deploy or monetize AI enabled tools and content, which could adversely affect our business.

Advertising revenue represents a significant portion of our consolidated revenue. Accordingly, we are sensitive to general economic events and trends that adversely impact advertising spending levels.

A significant portion of our consolidated revenue is attributable to digital and other advertising, primarily revenue from the businesses within our People Inc., Search and The Daily Beast segments. Accordingly, events and trends that put economic pressure on advertisers and consumers could continue to result in decreased advertising expenditures and related revenues generally, which would continue to adversely affect our business, financial condition and results of operations. For example, demand for advertising is highly dependent upon the strength of the economy in the United States, so any general economic downturn, social or political instability, recessionary concerns, rising interest rates and increased inflation, as well as any sudden disruption in business conditions, could adversely affect demand for advertising and consumer confidence, and in turn, our business, financial condition and results of operations. Also, as alternative forms of media and entertainment continue to grow (relative to traditional forms of media), competition for advertising will continue to increase, which could adversely affect demand for (and the effectiveness of) advertising through our various platforms, which in turn could adversely affect our business, financial condition and results of operations. Significant shifts in advertiser demand preferences and allocation of budgets across various forms and channels of advertising (such as search, social, display and retail media networks) could also have a negative impact on our ability to grow digital advertising revenue.

In addition, changes in digital marketing practices and technologies, including the phasing out or blocking of third-party cookies and increased use of browsers or platforms that limit tracking or targeting capabilities, could further reduce the effectiveness of our marketing efforts. While our People Inc. business has developed D/Cipher and D/Cipher+, advertising products that allow advertisers to target consumers based on intent, there can be no guarantee that advertisers will find this or any other alternative solution to be effective, and the perception that this or any other solution is not effective could cause advertisers to shift more spend away from the open Internet and towards closed platforms or ecosystems, which rely less on cookies given that they are able to use logged-in user data for targeting and tracking purposes. Any sustained reduction in search-driven traffic or deterioration in marketing efficiency could adversely affect our business, financial condition, and results of operations.

Our success depends, in part, on the ability of our Digital business to successfully expand the audience of its portfolio of publishing brands.

We intend to continue to focus on digital content, advertising and other means of monetization across our portfolio of publishing brands, including growing audiences and products across the digital brands at People Inc. As a result, we intend to continue to increase our investment in our Digital business. If this focus and increased investment does not generate increased revenue from our Digital business or if we otherwise do not successfully execute this strategy generally or in a cost-effective manner, our business, financial condition and results of operations will be adversely affected.

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

The amount of revenue we receive from Google depends on a number of factors outside of our control, including pricing charged to advertisers, the efficiency and performance of Google’s paid listings network, the quality and attractiveness of related traffic, and parameters established by Google governing the number, placement, and presentation of paid listings in response to search queries on our properties. Google also makes determinations regarding the relative attractiveness of such listings to advertisers and users, which affect both the revenue we receive and the volume of paid listings we are able to purchase. In addition, our Services Agreement requires compliance with Google’s policies and guidelines governing the use and distribution of Google services, including access to Google platforms such as the Chrome browser and Chrome Web Store, the display of paid listings, and the activities of third parties to whom we syndicate paid listings. Google may unilaterally modify these policies or guidelines, or make other operational or policy decisions, with little or no advance notice, which could require us to modify or discontinue certain products, services, or business practices, increase our costs, reduce revenue, or result in the suspension or termination of some or all Google services or the Services Agreement. Google has made policy changes in the past that negatively impacted our Desktop business and may take additional actions in the future that could materially adversely affect our business, financial condition, and results of operations.

Changes to certain economic terms of the Services Agreement that became effective on April 1, 2025 negatively impacted our Search revenue. In addition, on December 10, 2025, we received a notice of non-renewal from Google that eliminated the one-year automatic extension of the Services Agreement, which will expire on March 31, 2026 unless a new agreement is entered into. If our products are unable to access Google services as a result of the expiration of the Services Agreement, less favorable terms under a replacement agreement, or other policy or operational changes implemented by Google, our Search business could be materially adversely affected. Even if a new agreement is entered into, it may contain less favorable economic or other terms, and if the Services Agreement is not replaced, or is replaced on less favorable terms, we may be required to identify an alternative provider of paid listings, which may not be available on acceptable terms or at all. Any alternative arrangement, if available, may provide inferior economics or reduced quality, relevance, or performance of paid listings, and we may be unable to replace lost revenues.

Our success depends, in part, on our ability to access, collect and use personal data about our users and subscribers.

We depend on search engines, digital app stores and social media platforms, in particular, those operated by Google, Apple and Meta, to market, distribute and monetize our products and services. Our users and subscribers engage with these platforms directly, and in the case of digital app stores, are generally subject to requirements regarding the use of their payment systems for various transactions. As a result, these platforms generally receive personal data about our users and subscribers that we would otherwise receive if we transacted with our users and subscribers directly. Certain of these platforms have restricted (and continue to restrict) our access to personal data about our users and subscribers obtained through their platforms. In addition, the privacy and data collection policies of certain platforms require users to opt-in to sharing their devices’ unique identifiers with our businesses, which allow them to recognize a given device and track related activity across applications and websites, primarily for marketing purposes. In addition, industry-wide changes, including the phasing out, blocking, or reduced availability of third-party cookies and other tracking technologies, have limited and may continue to limit our ability to target, measure, and optimize advertising campaigns.

If platforms continue to limit, restrict, or otherwise interfere with our ability to access, collect, or use personal data about our users and subscribers, or if restrictions on cookies or similar tracking technologies continue to expand, our ability to identify, communicate with, and market to portions of our user and subscriber base could be adversely affected. These developments may reduce the effectiveness of our advertising, impair our ability to measure and demonstrate return on investment to advertisers, and require increased reliance on alternative targeting, attribution, or measurement solutions that may be less effective, less precise, or less widely adopted. As a result, our customer relationship management efforts, ability to identify, target, and reach new users, effectiveness and efficiency of paid marketing activities, pricing to advertisers, and ability to develop and implement certain safety features, policies, and procedures could be negatively impacted, which could adversely affect our business, financial condition, and results of operations.

Our success depends on our ability to develop, market, distribute, and monetize our products and services across mobile and other digital platforms, and on our relationships with third-party platforms over which we have limited control.

Consumers increasingly access our products and services through mobile and other digital devices, applications, and platforms. As a result, our success depends, in part, on our ability to continue to develop, enhance, market, distribute, and monetize our products and services effectively across these platforms and to keep pace with evolving technologies, devices, industry trends, and changes in consumer preferences. If we are unable to offer products and services that resonate with consumers, monetize them as effectively as traditional offerings, or maintain the related systems, technology, and infrastructure in an efficient and cost-effective manner, our business, financial condition, and results of operations could be adversely affected.

The success of our mobile and other digital products and services also depends on their interoperability with, and continued access to, third-party operating systems, technology, infrastructure, standards, and distribution channels over which we have no control. We rely on search engines, digital app stores, advertising networks, social media platforms, and other third-party content discovery and distribution platforms (particularly those operated by Apple, Google, Microsoft, Meta and Amazon) to market, distribute, and monetize our products and services. Certain of these platforms represent significant sources of traffic to our businesses, and traffic levels from such platforms may fluctuate materially based on changes to algorithms, ranking or recommendation criteria, product features, editorial practices, or other factors outside of our control. These third parties may change their terms and conditions, advertising policies, algorithms, fees, payment structures, operating systems, or technical standards; favor their own products or services; limit or restrict our access to their platforms; or discontinue support for our products altogether, in each case with little or no notice. Any failure to maintain effective relationships with these third-party platforms, adapt to their changing requirements, or ensure the functionality and accessibility of our products and services across mobile and other digital environments could adversely affect our ability to attract and retain consumers and advertisers and could adversely affect our business, financial condition, and results of operations.

Our Print business is experiencing ongoing revenue decline and faces structural, cost, and operational challenges that could adversely affect our results of operations.

Our Print business represents a declining portion of our overall revenues and operates in an industry characterized by reduced consumer demand, declining advertiser spending, and increased competition from digital media alternatives. Revenue from print magazine subscriptions, advertising, and newsstand sales has declined and is expected to continue to decline over the next several years. The profitability of our print publications depends on our ability to maintain a sufficiently large audience and sell advertising based on that audience, which has become increasingly challenging.

In response to these trends, we have reduced our exposure to print by eliminating the print component for certain brands, reducing circulation for others, and implementing restructuring actions, including reductions in force during the third quarter of 2025 and the fourth quarter of 2024. There can be no assurance that these actions, or future cost-reduction initiatives, will be sufficient to offset continued revenue declines or align our cost structure given the pace of secular industry contraction. If we do not offset future reductions in revenue by proactively managing this decline with additional cost-cutting measures, our business, financial condition and results of operations could be adversely affected.

The Print business is subject to significant cost volatility. Paper and postage represent a substantial portion of print-related costs and are subject to price fluctuations driven by macroeconomic conditions, supply chain disruptions, and regulatory or legislative actions, including increases in postal rates by the United States Postal Service.

Our Print operations also rely on a limited number of third-party vendors, including a single subscription management provider, a single printer and a small number of wholesalers for newsstand distribution. Disruptions or failures by these vendors, or our inability to secure alternative arrangements on acceptable terms, could adversely affect our ability to produce or distribute print magazines and negatively impact our business, financial condition, and results of operations.

Our pension plan obligations could increase.

In connection with the acquisition of Meredith Holdings Corp. in December 2021, our People Inc. business assumed certain pension plan obligations. The largest remaining pension plan obligation is a funded plan in the United Kingdom.

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

Our success depends, in part, on the ability of Care.com to establish and maintain relationships with quality and trustworthy caregivers.

We must continue to attract, retain and grow the number of skilled and reliable caregivers who can provide care-related services through the Care.com platform. If we do not offer innovative products and services that resonate with subscribers and caregivers generally, as well as provide Care.com with an attractive return on their marketing and advertising investments, the number of caregivers affiliated with Care.com platforms could decrease. Any such decreases would result in smaller and less diverse networks and directories of caregivers, and in turn, decreases in subscriber requests for caregivers, which could adversely impact our business, financial condition and results of operations.

In addition to valuing the skill and reliability of caregivers, families must trust caregivers to work safely in their homes and with their family members, and caregivers must similarly feel safe in their work environments in order for our platforms to function effectively. While we maintain screening processes and other safety-related measures, including certain limited background checks, intended to prevent unsuitable caregivers or subscribers from joining or remaining on our platforms, these measures have inherent limitations and cannot provide assurance regarding the future behavior of any caregiver, consumer, or subscriber. Inappropriate or unlawful behavior by caregivers, particularly conduct that compromises trust or the safety of families, could reduce demand for caregiver services, result in adverse publicity, harm our reputation and brands, and lead to governmental or regulatory actions, criminal proceedings, or litigation. Similarly, inappropriate or unlawful behavior by subscribers toward caregivers, particularly conduct that compromises caregiver safety, could deter caregivers from providing services through our platforms and result in similar reputational, regulatory, or legal consequences. Any of these outcomes could adversely affect our business, financial condition, and results of operations.

Our success depends, in part, upon the continued migration of certain markets and industries online and the continued growth and acceptance of online products and services as effective alternatives to traditional offline products and services.

Through our various businesses, we provide a variety of online products and services that continue to compete with their traditional offline counterparts. We believe that the continued growth and acceptance of online products and services generally will depend on the continued migration of traditional offline markets and industries online, as well as consumers’ continued willingness to discover, evaluate, and select such services through online platforms rather than through traditional offline channels, including personal referrals and word-of-mouth.

For example, the success of our Care.com business depends, in substantial part, on the continued migration of the care services market online. If for any reason these markets do not migrate online as quickly as (or at lower levels than) we expect and subscribers and caregivers continue, in large part, to rely on traditional offline efforts to connect with one another, our business, financial condition and results of operations could be adversely affected.

Our ability to engage directly with our subscribers and caregivers on a timely basis is critical to our success.

As consumers increasingly communicate via mobile and other digital devices and messaging and social media apps, email usage (particularly among younger consumers) has declined, and we expect this trend to continue. In addition, deliverability and other restrictions could limit or prevent our ability to send emails to subscribers and caregivers.

The laws and regulations governing the use of email for marketing purposes continue to evolve, and changes in technology, the marketplace or consumer preferences may lead to the adoption of additional laws or regulations or changes in interpretation of existing laws or regulations. If new laws or regulations are adopted, or existing laws and regulations are interpreted or enforced, to impose additional restrictions on our ability to send emails to users, subscribers, consumers and caregivers, we may not be able to communicate with them in a cost-effective manner. In addition, Internet service providers, email service providers and others attempt to block the transmission of unsolicited email, commonly known as “spam.” For example, in early 2024, email providers tightened their spam thresholds. Exceeding these more stringent spam thresholds could result in some or all of the emails from our various businesses being delayed or blocked, and therefore less likely to be opened. We cannot assure you that any alternative means of communication (for example, push notifications and text messaging) will be as effective as email has been historically.

Further, consumers also increasingly screen their incoming emails, telephone calls and text messages, including via screening tools and warnings, and, therefore, our users, subscribers and caregivers may not reliably receive communications from our various businesses. A continued and significant erosion in our ability to engage with users, subscribers and caregivers via email or alternative means of communication as a result of legislation, blockage, screening technologies or otherwise, could adversely impact the user experience, engagement levels and conversion rates, which could adversely affect our business, financial condition and results of operations.

Mr. Diller and certain members of his family are able to exercise significant influence over the composition of IAC’s board of directors, matters subject to stockholder approval and IAC’s operations.

As of February 2, 2026, Mr. Diller, his spouse (Diane von Furstenberg) and his stepson (Alexander von Furstenberg) collectively held (directly and through certain trusts) shares of Class B common stock and common stock that represented approximately 46% of the total outstanding voting power of IAC (based on the number of shares of Class B and common stock outstanding on February 2, 2026).

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
On November 26, 2024, People Inc. entered into Amendment No. 1 to the Credit Agreement (“Amendment No. 1”), which governed both the Term Loan A and the then existing revolving credit facility, and replaced $1.18 billion of the then outstanding Term Loan B principal with an equal amount of the Term Loan B-1 due December 1, 2028. On May 14, 2025, People Inc. entered into the Incremental Assumption Agreement and Amendment No. 2 to the Credit Agreement (“Amendment No. 2”), which (1) replaced $288.8 million of the then outstanding Term Loan A due December 1, 2026 with $350 million of the Term Loan A-1 and (2) provided for a new five-year $150 million revolving credit facility (“Revolving Facility”) that expires on May 14, 2030, which replaced the then existing revolving credit facility that would have expired on December 1, 2026. On June 16, 2025, People Inc. completed the refinancing and replacement of its then outstanding $1.18 billion Term Loan B-1 due December 1, 2028 with a combination of $700 million of the Term Loan B-2 and $400 million of the 7.625% Senior Secured Notes due June 15, 2032 (“2032 Notes”). On June 16, 2025, People Inc. also entered into an indenture that governs the 2032 Notes (the “Indenture”) and the Credit Agreement and Second Amendment to the Security Agreement (“Amendment No. 3”), which governs the new Term Loan A-1, Term Loan B-2 and Revolving Facility. The Term Loan A, Term Loan A-1, Term Loan B, Term Loan B-1 and Term Loan B-2 are collectively referred to herein as the “Term Loans.” In addition to extending the maturity dates of People Inc.’s debt, the refinancing transactions resulted in a net decrease in debt of $21.3 million, which was funded by cash on hand.
Amendment No. 3 and the Indenture contain a number of covenants that restrict the ability of People Inc. and certain of its subsidiaries to take specified actions, including, among other things (and subject to certain exceptions): (i) creating liens, (ii) incurring indebtedness, (iii) making investments and acquisitions, (iv) engaging in mergers, dissolutions and other fundamental changes, (v) making dispositions, (vi) making restricted payments (including dividends and certain prepayments of junior debt, if any), (vii) consummating transactions with affiliates, (viii) entering into sale-leaseback transactions, (ix) placing restrictions on distributions from subsidiaries, and (x) fiscal period changes. Amendment No. 3 and the Indenture also contain customary affirmative covenants and events of default. For a description of certain restrictions in effect following the test period ended December 31, 2025, see “Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Position, Liquidity and Capital Resources - Liquidity and Capital Resources - Liquidity Assessment.”

The obligations under Amendment No. 3 and the Indenture are guaranteed by certain of People Inc.’s wholly-owned subsidiaries and are secured by substantially all of the assets of People Inc. and certain of its subsidiaries. Neither we nor any of our subsidiaries (other than People Inc. and its subsidiaries in the case of obligations under Amendment No. 3 and the Indenture) guarantee any indebtedness of People Inc. nor are they subject to any of the covenants related to such indebtedness.

The terms of the People Inc. indebtedness could:

•limit our ability to obtain financings and the ability of People Inc. to obtain additional financings to fund working capital needs, acquisitions, capital expenditures or debt service requirements or for other purposes;
•limit our ability to use operating cash flow in other areas of our businesses in the event that we need to dedicate a substantial portion of these funds to service People Inc. indebtedness;
•limit our ability and the ability of People Inc. to compete with other companies who are not as highly leveraged;
•restrict us or People Inc. from making strategic acquisitions, developing properties or exploiting business opportunities;
•restrict the way in which we or People Inc. conduct business;
•expose us to potential events of default, which if not cured or waived, could have a material adverse effect on our business, financial condition and operating results and that of People Inc.;
•increase our and People Inc.’s vulnerability to a downturn in general economic conditions or in pricing of our and People Inc.’s various products and services; and
•limit our ability and the ability of People Inc. to react to changing market conditions in the various industries in which we do business.

We may incur, and subject to restrictions in Amendment No. 3, People Inc. may incur, additional, indebtedness. Any additional indebtedness incurred by us (or People Inc. in compliance with applicable restrictions) that is significant could increase the risks described above.

For additional information regarding Amendment No. 3, the Indenture and indebtedness outstanding thereunder, see “Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Position, Liquidity and Capital Resources.”

We may not be able to generate sufficient cash to service all of our indebtedness.

The ability of People Inc. to satisfy scheduled debt obligations under its debt agreements will depend upon, among other things:

•its future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, many of which are beyond our control;
•its future ability to incur indebtedness; and
•the future ability to borrow under the Revolving Facility, which will depend on, among other things, the ability of People Inc. to comply with the covenants governing its current indebtedness.

People Inc. may not be able to generate sufficient cash flow from its operations or borrow under the Revolving Facility in amounts sufficient to meet its scheduled debt obligations. See also “-We may not freely access the cash of People Inc. and its subsidiaries” below. If so, People Inc. could be forced to reduce or delay capital expenditures, sell assets or seek additional capital in a manner that complies with the terms (including certain restrictions and limitations) of Amendment No. 3 and the Indenture. If these efforts do not generate sufficient funds to meet scheduled debt obligations, People Inc. would need to seek additional financing and/or negotiate with lenders to restructure or refinance their respective outstanding indebtedness. People Inc.’s ability to do so would depend on the condition of the capital markets and its financial condition at such time. Any such financing, restructuring or refinancing could be on less favorable terms than those of People Inc.’s current respective indebtedness and would need to comply with the terms (including certain restrictions and limitations) of such agreement.

Variable rate indebtedness and interest rate swaps subject us to interest rate risk and counterparty risk, respectively.

At December 31, 2025, the principal amount of the Company’s outstanding debt totals $1.44 billion. The $1.04 billion principal amount of the Term Loan A-1 due May 14, 2030 (“Term Loan A-1”) and the Term Loan B-2 due June 16, 2032 (“Term Loan B-2”) bear interest at variable rates based upon the secured overnight financing rate (“SOFR”). People Inc. holds interest rate swaps to manage interest rate risk with a total notional amount of $350 million and which will expire on April 1, 2027 (“Interest Rate Swaps”). The Interest Rate Swaps synthetically convert a portion of the Term Loan B-2 from a variable rate to a fixed rate and expose People Inc. to counterparty credit risk based on the potential default of one or more counterparties.
For details regarding the variable interest rates applicable to the outstanding Term Loan A-1 and Term Loan B-2 as of December 31, 2025 and how certain increases and decreases in those rates would affect related interest expense, see “Item 7A - Quantitative and Qualitative Disclosures About Market Risk.”

We may not be able to freely access the cash of People Inc. and its subsidiaries.

Our potential sources of cash include our available cash balances, net cash from the operating activities of certain of our subsidiaries and proceeds from asset sales, including marketable securities. While the ability of our operating subsidiaries to pay dividends or make other payments or advances to us depends on their individual operating results and applicable statutory, regulatory or contractual restrictions generally, in the case of People Inc., the terms of Amendment No. 3 and the Indenture, limit the ability of People Inc. to pay dividends or make distributions, loans or advances to stockholders (including IAC) in certain circumstances. See “Item 8 - Financial Statements and Supplementary Data - Note 6 - Long-Term Debt.”

Risks Relating to IAC Securities

You may experience dilution with respect to your investment in IAC as a result of compensatory equity awards.

IAC has issued various compensatory equity awards, including stock options, restricted stock units and stock appreciation rights denominated in shares of IAC common stock, as well as in equity of certain of its consolidated subsidiaries.

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

The market price and trading volume of IAC common stock may be volatile, and investors may experience losses.

The market price and trading volume of IAC common stock may fluctuate significantly, and IAC cannot predict the extent to which investor interest in its common stock will be sustained. The market price of IAC common stock may be influenced by a variety of factors, many of which are beyond IAC’s control and may be unrelated to its operating performance.

Factors that could cause volatility or negative pressure on the market price of IAC common stock include, among others:

•actual or anticipated fluctuations in operating results or financial condition;
•changes in analysts’ estimates or expectations, or IAC’s ability to meet such estimates or expectations;
•the operating and stock price performance of comparable companies;
•changes in applicable laws, regulations, or regulatory enforcement;
•changes in relationships with significant customers, partners, or advertisers;
•an adverse market reaction to our capital allocation strategies; and
•general domestic or global economic, market, or political conditions.

In addition, as a result of our significant minority ownership interest in MGM Resorts International (“MGM”), market reactions to events or announcements relating to MGM’s business, financial condition, or assets, including earnings announcements or announcements of acquisitions, dispositions, or other strategic actions, could affect the market price of our common stock. These and other factors may result in short- or long-term volatility or a decline in the market price of IAC common stock, and investors may not be able to resell their shares at or above the price they paid.

If securities or industry analysts do not continue to publish research or publish unfavorable research about IAC, the market price and trading volume of IAC common stock could decline.

The trading market for IAC common stock is influenced by the research reports and recommendations published by securities or industry analysts. If analysts that currently cover IAC reduce or cease coverage, or fail to publish reports on a regular basis, IAC could experience reduced visibility in the financial markets, which could adversely affect the market price and trading volume of its common stock.

In addition, if IAC’s operating results fail to meet the expectations of analysts, or if analysts revise their estimates or recommendations in an unfavorable manner, the market price of IAC common stock could decline, regardless of IAC’s actual operating performance.

Risks Relating to the Distribution

IAC and Angi may not realize the anticipated benefits of the Distribution.

On March 31, 2025, IAC completed the spin-off of its full stake in Angi Inc. (“Angi”) to IAC stockholders. The Company effected the spin-off through a dividend to the holders of its common stock and Class B common stock of all of the common stock of Angi owned by the Company (the “Distribution”). Although the Distribution was intended to position IAC and Angi to operate as independent, publicly traded companies with greater strategic focus and financial flexibility, there can be no assurance that either company will realize some or all of the anticipated benefits of the Distribution, or that such benefits will be realized within the expected timeframes or at all.

The anticipated benefits of the Distribution included, among others, enabling each company to pursue its own capital structure, investment priorities, and strategic initiatives; facilitating capital raising and strategic transactions; improving transparency through the simplification of IAC’s corporate structure; and potentially enhancing the aggregate equity value of the two companies. These anticipated benefits may not be achieved due to a variety of factors, including, but not limited to, changes in market conditions, increased volatility in the trading prices of IAC and Angi securities, challenges associated with operating as separate public companies, the diversion of management attention to separation-related matters.

If IAC or Angi fails to realize some or all of the anticipated benefits of the Distribution, or if the realization of such benefits is delayed, the business, financial condition, results of operations, and stock price of IAC and/or Angi could be materially and adversely affected.

Following the Distribution, IAC operates as a smaller, less diversified company.

Following the Distribution, IAC operates as a smaller, less diversified company with fewer businesses. As a result, IAC may be more vulnerable to changing market conditions, which could have a material adverse effect on its business, financial condition, and results of operations and may subject the price of its common stock to increased volatility.

If the Distribution fails to qualify as a transaction that is generally tax-free for U.S. federal income tax purposes, IAC, Angi and their respective stockholders could suffer material adverse consequences.

It was a condition to the completion of the Distribution that IAC receive an opinion of outside counsel, among other things, to the effect that the Distribution will qualify as a transaction that is generally tax-free for U.S. federal income tax purposes under Section 355(a) of the Internal Revenue Code (the “Code”). This opinion was based upon and rely on, among other things, various facts and assumptions, as well as certain representations, statements and undertakings of IAC and Angi, including those relating to the past and future conduct of IAC and Angi. If any of these representations, statements or undertakings becomes, inaccurate or incomplete, or if any of the representations or covenants contained in any of the Distribution-related agreements and documents or in any document relating to the opinion of counsel are inaccurate or not complied with by IAC, Angi or any of their respective subsidiaries, such opinion may be invalid and the conclusions reached therein could be jeopardized.

Notwithstanding the receipt of an opinion of counsel regarding the Distribution, the U.S. Internal Revenue Service (the “IRS”) could determine that the Distribution should be treated as a taxable transaction for U.S. federal income tax purposes if it determines that any of the representations, assumptions or undertakings upon which such opinion was based are inaccurate or have not been complied with. This opinion represents the judgment of IAC’s outside counsel and will not be binding on the IRS or any court, and the IRS or a court may disagree with the conclusions in such opinion. Accordingly, notwithstanding the receipt of such opinion by IAC, there can be no assurance that the IRS will not assert that the Distribution does not qualify for tax-free treatment for U.S. federal income tax purposes or that a court would not sustain such a challenge. In the event the IRS were to prevail with such a challenge, IAC and Angi and their respective stockholders could suffer material adverse consequences.

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

After the Distribution, actual or potential conflicts of interest may develop between the management and directors of IAC, on the one hand, and the management and directors of Angi, on the other hand, or between management and directors of either entity and the management and directors of Expedia Group and Match Group or among the management and directors of any of these entities.

After the completion of the Distribution, the management and directors of IAC and Angi may own both IAC capital stock and Angi capital stock and may also own capital stock of Match Group and/or Expedia Group. This overlap could create (or appear to create) potential conflicts of interest when directors and executive officers of IAC and Angi (and, to the extent applicable, Match Group and Expedia Group) face decisions that could have different implications for IAC and Angi, Match Group or Expedia Group. For example, potential conflicts of interest could arise in connection with the resolution of any dispute between IAC and Angi regarding the post-Distribution relationship between IAC and Angi, including any commercial agreements between the parties or their affiliates. Potential conflicts of interest could also arise if IAC and Angi enter into any commercial arrangements in the future.

IAC or Angi may fail to perform their obligations pursuant to certain agreements between them.

IAC and Angi are party to agreements that survived the completion of the Distribution. Each party will rely on the other to satisfy its obligations pursuant to these agreements. If either party is unable to satisfy its obligations pursuant to these agreements, including indemnification obligations, such non-compliance could have a material adverse effect on the other party’s business, financial condition and results of operations.

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

We are sensitive to general economic events and trends, particularly those that adversely impact consumer confidence and discretionary spending behavior, as well as general geopolitical and macroeconomic risks.

Events and trends that result in decreased levels of consumer confidence or spending, including a general economic downturn, recessionary concerns, reduced household disposable income, high or volatile interest rates, increased inflation, tightening credit conditions, labor market disruptions, or any sudden or sustained disruption in business conditions, could adversely affect our business, financial condition, and results of operations.

Certain of our businesses are particularly sensitive to these events and trends. For example, our Care.com business is especially affected by factors that influence families’ willingness or ability to pay for caregiver services, including changes in household income, employment levels, and overall economic uncertainty. Adverse economic or market conditions could reduce demand for such services, negatively affect the number, availability, or quality of caregivers, or limit the reach, engagement, or breadth of services offered through our platform, any of which could adversely affect our business, financial condition, and results of operations.

In addition, geopolitical developments and related risks, such as international conflicts, political instability, trade restrictions or sanctions, supply chain disruptions, energy price volatility, terrorism, or other acts of war or hostility, may increase economic uncertainty, disrupt global or regional markets, or adversely affect consumer and advertiser confidence, which could further negatively impact our businesses.

Lastly, public health events, including epidemics, pandemics, or similar widespread health emergencies, could disrupt economic activity, consumer behavior, and workforce availability. As demonstrated by the adverse financial and operational impacts we experienced in connection with the coronavirus pandemic, any future outbreak or resurgence of a widespread health crisis could impair our ability to conduct ordinary course business activities, reduce employee productivity, increase operating costs, and otherwise adversely affect our business, financial condition, and results of operations.

Our success depends, in part, on our ability to build, maintain and/or enhance our various brands.

Through our various businesses, we own and operate a number of widely known brands with strong brand appeal and recognition within their respective markets and industries, as well as emerging brands that we are in the process of building. We believe that our success depends, in large part, on our continued ability to maintain and enhance the reputation, credibility, and recognition associated with our established brands, which serve as a key point of differentiation from competitors in increasingly crowded and evolving markets, support our ability to attract audiences and advertisers, establish trust with consumers (particularly in commerce-oriented offerings), and effectively build awareness of and engagement with newer or adjacent offerings.

Events that could adversely impact our brands and brand-building efforts include (among others): actual or perceived deficiencies in product, service, or content quality; negative audience, user, or third-party experiences; consumer complaints or lawsuits, lack of awareness of the policies of our various businesses and/or how they are applied in practice, our failure to respond to consumer, user, and caregiver feedback, ineffective advertising, inappropriate and/or unlawful actions taken by consumers, users and caregivers, actions taken by governmental or regulatory authorities, data protection and security breaches and related bad publicity. The occurrence of any of these events could, in turn, adversely affect our business, financial condition and results of operations.

We may not be able to protect our systems, technology and infrastructure from cybersecurity incidents or cybersecurity incidents experienced by third parties could adversely affect us.

As the use of digital technologies has increased, cyber incidents, including third parties gaining access to employee accounts using stolen or inferred credentials, computer malware (such as ransomware), viruses, spamming, phishing attacks, denial-of-service attacks, and other means of attempting to gain unauthorized access to computer systems and networks, have increased in frequency, intensity, and sophistication. The growing availability and use of AI and other automated tools may further exacerbate these risks by enabling threat actors to conduct more targeted, scalable, and difficult-to-detect attacks.

We are regularly subjected to attacks by threat actors through the use of botnets, malware or other destructive or disruptive software, distributed denial-of-service attacks, phishing and social engineering campaigns, and attempts to misappropriate user information, account login credentials, or intercept payments intended for legitimate third parties, among other malicious activities.

Our efforts to develop and maintain systems, processes, and procedures designed to detect and prevent cybersecurity incidents from impacting our systems, technology, infrastructure, products, services, payment processes, and users are costly and require ongoing monitoring and updating as technologies evolve and efforts to circumvent security measures become more sophisticated. There can be no assurance that the safeguards we have implemented will be sufficient to prevent, detect, or mitigate the effects of cybersecurity incidents, including those facilitated by AI, and any failure to do so could have a material adverse effect on our systems.

Despite these efforts, we may experience significant or material cybersecurity incidents in the future. Any such incident could damage our systems, technology, or infrastructure, disrupt our ability to provide products and services, compromise data integrity, harm our reputation or brands, or be costly to remediate, and could subject us to regulatory investigations, enforcement actions, litigation, or liability to third parties.

Even if we do not experience such events directly, cybersecurity incidents affecting third parties upon whom we rely for products or services could have similar adverse effects on our business. While we maintain cyber insurance to help manage certain costs associated with significant cybersecurity incidents, such coverage may be insufficient or unavailable on commercially reasonable terms in the future. Any cybersecurity incident involving us or our third-party service providers could adversely affect our business, financial condition, and results of operations.

If personal, confidential or sensitive user information is breached or otherwise accessed by unauthorized persons, it may be costly to mitigate and our reputation and the reputation of our brands could be harmed.

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

We receive, transmit and store a large volume of personal information and other user and subscriber data in connection with the processing of search queries, the provision of online products and services generally and the display of advertising on our various properties. The manner in which we share, store, use, disclose and protect this information is determined by the respective privacy and data security policies of our various businesses, as well as federal, state and foreign laws and regulations and evolving industry standards and practices, which are changing, and in some cases, inconsistent and conflicting and subject to differing interpretations. In addition, new laws, regulations and industry standards and practices of this nature are proposed and adopted from time to time. For a description of laws, regulations and rules concerning the processing, storage and use of disclosure of personal data, see “Item 1 - Business - Description of IAC Businesses - Government Regulation.”

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

Our strategic initiatives may not be successful.

Our long-term strategy may include, from time to time, evaluating and pursuing a range of strategic actions and initiatives, including expansion into product lines beyond our traditional digital and print publishing businesses, changes to our operating or organizational structure, adjustments to investment priorities, directional strategy, cost structure or capital allocation, and the acquisition, minority investment in, merger with, or divestiture or separation of certain businesses. These types of strategic actions and initiatives, if undertaken, may involve financial, managerial, and operational considerations, including, among others:

•the diversion of management attention from the operation of our existing businesses;
•incremental expenses, including legal, administrative, restructuring, and compensation costs, that may arise in connection with evaluating or implementing such actions or initiatives, including costs related to hiring or terminating employees;
•costs associated with integrating, developing, scaling, repositioning, or, in the case of a divestiture or separation, separating technology, personnel, customer relationships, and business processes;
•potential exposure to liabilities or operational challenges that may not be identified during planning or due diligence; and
•potential effects on reported results of operations, including possible impairment charges related to goodwill or other intangible assets.

Any strategic initiative, business, technology, service, or product that we may pursue, acquire, invest in, reposition, or divest may not perform as anticipated or deliver the expected benefits. In addition, from time to time we may allocate capital to share repurchases or other capital return initiatives, which may not achieve the desired results, including with respect to enhancing long-term stockholder value. Accordingly, any future strategic initiatives, operational decisions, or capital allocation actions we may consider could involve risks or uncertainties that may adversely affect our business, financial condition, or results of operations.

We depend on our key personnel.

Our future success will depend upon our continued ability to identify, hire, develop, motivate and retain highly skilled and talented individuals, particularly in the case of senior leadership. Competition for well-qualified employees across IAC and its various businesses has been (and is expected to continue to be) intense, particularly in the case of senior leadership and technology roles, and we must continue to attract new (and retain existing) employees to compete effectively. While we have established programs to attract new (and retain existing) key and other employees, we may not be able to do so in the future. If we fail to retain key and other employees, this could result in the loss of institutional knowledge and the disruption of our day-to-day operations, which could adversely impact the ability of IAC and its various businesses to successfully execute long term strategic initiatives and other goals and the effectiveness of our internal control framework.

If we do not ensure the effective transfer of knowledge to successors and smooth leadership transitions, particularly in the case of senior leadership and board-level oversight, by way of tailored succession planning across IAC and its various businesses, the effectiveness of our internal control framework, as well as our business, financial condition and results of operations, could be adversely affected.

In addition, our Chairman and Senior Executive, Barry Diller, plays a significant role in our strategic direction, governance, and oversight, and our business could be adversely affected by the loss of his services, influence, or involvement, or by any difficulty in ensuring an effective transition of his responsibilities.

For example, on March 31, 2025, Joseph Levin ceased to serve as our Chief Executive Officer and as a member of the IAC board of directors. As of the date of this report, we have not appointed a new Chief Executive Officer and are continuing to evaluate our leadership structure to ensure it meets the needs of our business. This current leadership structure increases our dependency on the remaining members of our management team, including Mr. Diller, and the failure to successfully manage this transition or retain such executives could adversely impact our business, financial condition and results of operations.

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
IAC believes that its principal properties, whether owned or leased, are currently adequate for the purposes for which they are used and are suitably maintained for these purposes. IAC does not anticipate any future problems renewing or obtaining suitable leases on commercially reasonable terms for any of its principal businesses. IAC’s nearly 200,000 square foot corporate headquarters in New York, New York houses offices for IAC corporate and various IAC businesses within Emerging & Other. In addition, through our People Inc. financial reporting segment, we own a building in Des Moines, Iowa with approximately 208,000 in square footage that primarily houses offices and production facilities for certain People Inc. employees.
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
As of February 2, 2026, there were 675 holders of record of IAC common stock and four holders of record of IAC Class B common stock. Because the substantial majority of the outstanding shares of IAC common stock are held by brokers and other institutions on behalf of shareholders, IAC is not able to estimate the total number of beneficial holders represented by these record holders.
Dividends
Other than the Distribution, we do not currently expect that any cash or other dividends will be paid to holders of IAC common stock or Class B common stock in the near future. Any future cash dividend or other dividend declarations are subject to the determination of IAC’s board of directors.
Unregistered Sales of Equity Securities
During the quarter ended December 31, 2025, the Company did not issue or sell any shares of IAC common stock or other equity securities pursuant to unregistered transactions.
Issuer Purchases of Equity Securities
The following table sets forth purchases by the Company of shares of IAC common stock during the quarter ended December 31, 2025:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs (2)
October 2025	—	—	—	6,431,538
November 2025	—	—	—	6,431,538
December 2025(3)	421,831	$38.26	421,831	6,009,707
Total	421,831		421,831	6,009,707
_____________________
(1)    Reflects repurchases made pursuant to the stock repurchase authorization approved by the board of directors of IAC on March 16, 2025 (the “2025 Share Authorization”).
(2)    Represents the total number of shares of IAC common stock that remained available for repurchase as of the end of the relevant month set forth in the table above pursuant to the 2025 Share Authorization. Share repurchases can be made over an indefinite period of time in the open market and in privately negotiated transactions, depending on those factors management deems relevant at any particular time, including, without limitation, market conditions, price and future outlook.
(3)    191,396 shares purchased in December of 2025 were purchased pursuant to an equity trading plan adopted in accordance with Rule 10b5-1 under the Exchange Act.
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
Angi Inc. Distribution
On March 31, 2025, IAC completed the spin-off of Angi Inc. (“Angi”) by means of a special dividend (the “Distribution”) of all shares of Angi capital stock held by IAC to holders of its common stock and Class B common stock. Following the Distribution, IAC no longer owns any shares of Angi’s capital stock and Angi became an independent public company. As a result of the Distribution, the consolidated operations of Angi are presented as discontinued operations within IAC’s consolidated financial statements for all periods prior to March 31, 2025. See “Note 17—Discontinued Operations” in the accompanying notes to the financial statements included in “Item 8. Financial Statements and Supplementary Data” for additional information.

Defined Terms and Operating Metrics:
Unless otherwise indicated or as the context otherwise requires, certain terms used in this annual report, which include the principal operating metrics we use in managing our business, are defined below.

IAC Businesses (for additional information see “Note 9—Segment Information” to the accompanying notes to the financial statements included in “Item 8. Financial Statements and Supplementary Data”)

•People Inc. - one of the largest digital and print publishers in America and is committed to content—made by people for people—that delights, teaches, inspires and entertains. More than 175 million people trust People Inc. each month to help them make decisions, take action, and find inspiration. People Inc.’s over 40 iconic brands include PEOPLE, Better Homes & Gardens, Verywell, Food & Wine, Travel + Leisure, Allrecipes, REAL SIMPLE, Investopedia, and Southern Living. People Inc. has two operating segments: (i) Digital, which includes its digital, mobile and licensing operations; and (ii) Print, which includes its magazine subscription and newsstand operations.

On July 31, 2025, Dotdash Meredith Inc. was rebranded “People Inc.” and is referred to as such throughout this report (unless the context requires otherwise). Dotdash Meredith Inc. remains the entity’s legal name;

•Care.com, a leading online destination for families to connect with caregivers for their children, aged parents, pets and homes and for caregivers to connect with families seeking care services. Care.com’s brands include Care for Business, Care.com’s offerings to enterprises, and HomePay;

•Search - consists of Ask Media Group, a collection of websites providing general search services and information, and Desktop, our legacy desktop search software business, which includes our business-to-business partnership operations and the remaining installed base of our direct-to-consumer downloadable desktop applications; and

•Emerging & Other - consists of:
◦Vivian Health, a platform to efficiently connect healthcare professionals with job opportunities;
◦The Daily Beast, a website dedicated to news, commentary, culture and entertainment that publishes original reporting and opinion from its roster of full-time journalists and contributors;
◦IAC Films, a provider of producer services for feature films, primarily for initial sale and distribution through theatrical releases and video streaming services in the United States (“U.S.”) and internationally; and
◦Mosaic Group, a former developer and provider of global subscription mobile applications, for periods prior to the sale of its assets on February 15, 2024, which was accounted for as a sale of a business, for approximately $160 million.
For a more complete description of the Company’s operating businesses, see “Description of IAC Businesses” included in “Item 1—Business.”
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
◦Licensing and Other revenue - primarily includes revenue generated through brand and content licensing and similar agreements. Brand licensing generates royalties from long-term trademark licensing agreements with retailers, service providers, publishers and manufacturers. Content licensing royalties are earned from our relationship with Apple News+ as well as other content use and distribution relationships, including utilization in large-language models and other artificial intelligence (“AI”) related activities.
•Print Revenue - primarily includes subscription, advertising, project and other, newsstand and performance marketing revenue. Project and other revenue includes revenue from advertising agency related revenue and custom publishing. Performance marketing revenue includes revenue from marketing third-party magazine subscriptions.
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
•Enterprise Revenue - consists of revenue generated primarily through annual contracts with businesses (Care for Business) (employers or re-sellers) who provide access to Care.com’s suite of products and services as an employee benefit.
For a more complete description of the Company’s sources of revenue, see “General Revenue Recognition” under “Note 2—Summary of Significant Accounting Policies” in the accompanying notes to the financial statements included in “Item 8. Financial Statements and Supplementary Data.”
Operating Costs and Expenses:
•Cost of revenue (exclusive of depreciation) - consists primarily of compensation expense (including stock-based compensation expense) and other employee-related costs; production, distribution and editorial costs of the People Inc. Print segment; traffic acquisition costs, which include payments made to partners that direct traffic to our Ask Media Group websites and distribute our business-to-business customized browser-based applications; content costs; purchases of advertising inventory for advertising campaigns sold with People’s D/Cipher+ product; and hosting fees. Traffic acquisition costs include payment of amounts based on revenue share and other arrangements.
•Selling and marketing expense - consists primarily of advertising expenditures, which include online marketing expenditures, including fees paid to search engines, social media sites and other online marketing platforms; offline marketing expenditures, which primarily consists of costs related to television, streaming, direct mail and radio advertising; compensation expense (including stock-based compensation expense) and other employee-related costs for sales force and marketing personnel; and subscription acquisition costs of the People Inc. Print segment.
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
Long-term debt - All of the Company’s long-term debt are liabilities of People Inc. (For additional information see “Note 6—Long-term Debt” in the accompanying notes to the financial statements included in “Item 8. Financial Statements and Supplementary Data”):
•Term Loan A-1 - due May 14, 2030. On May 14, 2025, People Inc. entered into the Incremental Assumption Agreement and Amendment No. 2 to the Credit Agreement ("Amendment No. 2"), which replaced $288.8 million of the then outstanding Term Loan A with $350 million of the Term Loan A-1 and provided for a new five-year $150 million revolving credit facility (“Revolving Facility”). At December 31, 2025, the outstanding balance of the Term Loan A-1 was $341.3 million and bore interest at secured overnight financing rate (“SOFR”) plus 2.00%, or 5.73%. At December 31, 2024, the outstanding balance of the Term Loan A was $297.5 million and bore interest at an adjusted term SOFR plus 2.25%, or 6.94%. The Term Loan A-1 requires quarterly principal payments, which commenced September 30, 2025, of $4.4 million through December 31, 2027, $8.8 million thereafter through December 31, 2028 and $13.1 million thereafter through maturity.

•Term Loan B-2 - due June 16, 2032. On June 16, 2025, People Inc. completed the refinancing and replacement of its then outstanding $1.18 billion Term Loan B-1 with a combination of $700 million of the Term Loan B-2 and $400 million of the 7.625% Senior Secured Notes due June 15, 2032 (“2032 Notes”). At December 31, 2025 and December 31, 2024, the outstanding balances of the Term Loan B-2 and the Term Loan B-1 were $700.0 million and $1.18 billion, respectively, and bore interest at SOFR, subject to a minimum of 0.50%, plus 3.50%, or 7.37% and 8.05%, respectively, as the applicable margin was unchanged under the governing agreements. The Term Loan B-2 requires quarterly principal payments of $1.8 million commencing March 31, 2026 through maturity.
The Term Loan A, Term Loan A-1, Term Loan B-1 and Term Loan B-2 are collectively referred to herein as the “Term Loans.”
•2032 Notes - due June 15, 2032. At December 31, 2025 the outstanding balance of the 2032 Notes, described above, was $400.0 million.
•Revolving Facility - expires May 14, 2030. Amendment No. 2 provides for a revolving credit facility of $150 million, which replaced the then existing revolving credit facility that would have expired on December 1, 2026. To date, People Inc. has not made any borrowings under any of its revolving credit facilities.
Non-GAAP financial measure:
•Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) - is a non-GAAP financial measure. See “Principles of Financial Reporting” for the definition of Adjusted EBITDA and required non-GAAP reconciliations.
Services Agreement with Google
On December 10, 2025, the Company received from Google Inc. (“Google”) a notice of non-renewal (the “Notice”) of the services agreement, dated as of October 26, 2015 (as subsequently amended, the “Services Agreement”). The Notice eliminated the one-year automatic extension of the Services Agreement that otherwise would have been effective from April 1, 2026 through March 31, 2027. As a result of the Notice, the Services Agreement is expected to expire in accordance with its terms on March 31, 2026.
The parties are negotiating revised terms to take effect upon the expiration of the Services Agreement, however, the outcome of the discussion with Google, including whether an agreement on revised terms will be proposed or entered into, remains uncertain. For the years ended December 31, 2025 and 2024, 99% and 97%, respectively, of the revenue earned by the Search segment was earned pursuant to the Services Agreement. See “Note 2—Summary of Significant Accounting Policies” to the financial statements included in “Item 8. Financial Statements and Supplementary Data” for additional information on the Services Agreement.
Google has made changes to the policies under the Services Agreement and has also made industry-wide changes that have rendered obsolete or prohibited certain of our products, services and/or business practices, which have negatively impacted revenue and been costly to address, and which have had, and may be expected to in the future to have, an adverse effect on our business, financial condition and results of operations.

Distribution, Marketing and Advertiser Relationships
We pay traffic acquisition costs, which consist of payments made to partners that direct traffic to our Ask Media Group websites and distribute our business-to-business customized browser-based applications. We also pay to market and distribute our services on third-party distribution channels, such as Google and other search engines and social media websites such as Meta. A substantial portion of these activities relies on a limited number of large third-party platforms, including Google. We also incur certain costs at People Inc.’s Print segment, including subscription acquisition costs, which represent commission payments to third-party agents to sell magazine subscriptions, fulfillment costs, which represent costs to manage and prepare our subscription magazines for distribution to our subscribers, and distribution costs, which represent costs to distribute magazines to subscribers and newsstands. People Inc.’s Print segment relies on a limited number of third-party vendors for these costs, including a single subscription management provider, a single printer and a small number of wholesalers for newsstand distribution. In addition, some of our businesses manage affiliate programs, pursuant to which we pay commissions and fees to third parties based on revenue earned. These third-party platforms and distribution channels may also offer their own products and services, or those of other third parties, which compete with those we offer, and may change their policies, algorithms, pricing structures or other terms in ways that could reduce the effectiveness of our marketing efforts, increase our costs or limit our access to users, often with little or no advance notice.
We market and offer our services and products to consumers through branded websites and apps, allowing consumers to transact directly with us in a convenient manner. We have made, and expect to continue to make, substantial investments in online and offline advertising to build our brands and drive traffic to our websites and consumers and advertisers to our businesses. However, the effectiveness and efficiency of these investments have become increasingly difficult to predict due to changes in consumer behavior, advertising demand, third-party platform policies and the growing use of AI driven discovery and content delivery mechanisms, which may require increased marketing spend to maintain traffic levels or result in less favorable economics over time.

Results of Operations for the Years Ended December 31, 2025 and 2024
The following discussion should be read in conjunction with “Item 8. Financial Statements and Supplementary Data. For a discussion regarding our financial condition and results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023, please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the annual audited financial statements of the Company and notes thereto on Form 8-K filed with the Securities Exchange Commission on June 12, 2025.
Revenue

	Year Ended December 31,		2025 Change
	2025	2024	$ Change	% Change
	(Dollars in thousands)
People Inc.
Digital	$1,108,391	$1,004,417	$103,974	10%
Print	684,772	794,045	(109,273)	(14)%
Intersegment eliminations	(31,090)	(21,233)	(9,857)	(46)%
Total People Inc.	1,762,073	1,777,229	(15,156)	(1)%
Care.com	347,375	369,620	(22,245)	(6)%
Search	212,883	387,699	(174,816)	(45)%
Emerging & Other	71,003	89,028	(18,025)	(20)%
Intersegment eliminations	(145)	(1,455)	1,310	90%
Total	$2,393,189	$2,622,121	$(228,932)	(9)%

	Year Ended December 31,		2025 Change
	2025	2024	Change	% Change

Operating metrics:
People Inc.
Digital
Total Sessions (in millions)	9,546	10,664	(1,118)	(10)%
Core Sessions (in millions)	8,602	9,062	(460)	(5)%

•People Inc. revenue decreased $15.2 million, or 1%, to $1.8 billion, despite the increase of $94.1 million, or 10%, from Digital, net of intersegment eliminations, due to a decrease of $109.3 million, or 14%, from Print.

◦The Digital increase was due primarily to increases of $46.6 million, or 21%, in Performance marketing revenue, net of intersegment eliminations, $32.9 million, or 28%, in Licensing and Other revenue and $14.6 million, or 2%, in Advertising revenue, net of intersegment eliminations. The increase in Performance marketing revenue was due primarily to an increase in affiliate commerce commission revenue due to higher transaction volumes and the achievement of volume-related retailer incentive programs, partially offset by a decrease in performance marketing service revenue primarily in the Finance category. The increase in Licensing and Other revenue was due primarily to improved performance of Apple News+ and content syndication partners and to the contribution of a full year of OpenAI revenue, a partnership which began in May 2024. The increase in Advertising revenue was due primarily to an increase in premium advertising sold through the People Inc. sales team in the Health and Pharmaceuticals, Technology and Travel categories as well as the increasing contribution from the D/Cipher+ advertising product. The increase in premium advertising was partially offset by lower programmatic revenue primarily due to lower impression volumes driven by a 5% decline in Core Sessions, due primarily to the impact of the increasing prominence of Google AI Overviews on Google search sessions, and an increased portion of impression volume consumed by premium advertising, partially offset by higher programmatic rates. The Company expects the increasing prominence of Google AI Overviews to continue to negatively impact Core Sessions and advertising revenue.
◦The Print decrease was due primarily to decreases of $38.5 million, or 12%, in subscription revenue, $36.2 million, or 23%, in project and other revenue, $26.3 million, or 15%, in advertising revenue and $8.8 million, or 25%, in performance marketing revenue. The decreases in subscription revenue, advertising revenue and performance marketing revenue were all due, in part, to ongoing portfolio optimization changes that resulted in a reduction in the number of issues sold in the current year compared to the prior year and the ongoing and continuing broader migration of audience from print to digital platforms. The decrease in project and other revenue was due primarily to the inclusion in 2024 of political advertising spend on third-party publisher platforms from an agency business and fewer project-related contracts compared to the prior year. The Company expects these trends in Print revenue declines to continue due to continuing broader migration of audience from print to digital platforms and our efforts to optimize our ongoing portfolio changes.
•Care.com revenue decreased $22.2 million, or 6%, to $347.4 million due primarily to decreases of $12.7 million, or 7%, in Consumer Revenue and $9.6 million, or 5%, in Enterprise Revenue. The decrease in Consumer Revenue was driven by a decrease in the number of subscriptions on the Care.com platform compared to the prior year. The decrease in Enterprise Revenue was primarily due to lower overall product utilization.
•Search revenue decreased $174.8 million, or 45%, to $212.9 million due to decreases of $147.3 million, or 46%, from Ask Media Group due primarily to frequent Google algorithm changes and policy updates, as well as the revised terms of the Services Agreement that became effective April 2025, resulting in a reduction in marketing through affiliate partners, which drove fewer visitors to our ad-supported search and content websites, and $27.5 million, or 41%, from Desktop due primarily to the continued decline in search queries.
•Emerging & Other revenue decreased $18.0 million, or 20%, to $71.0 million due primarily to the inclusion in the prior year of $17.8 million in revenue from Mosaic Group, the assets of which were sold on February 15, 2024, and decreases of $4.8 million, or 61%, from IAC Films and $1.3 million, or 3%, from Vivian Health, partially offset by an increase in revenue of $5.9 million, or 29%, from The Daily Beast.
Cost of revenue (exclusive of depreciation shown separately below)

	Year Ended December 31,		2025 Change
	2025	2024	$ Change	% Change
	(Dollars in thousands)
Cost of revenue (exclusive of depreciation shown separately below)	$809,765	$1,002,412	$(192,647)	(19)%
As a percentage of revenue	34%	38%
Cost of revenue in 2025 decreased from 2024 due primarily to decreases of $160.6 million from Search, $22.3 million from People Inc. and $9.2 million from Emerging & Other.
•The Search decrease was due primarily to a decrease in traffic acquisition costs of $157.8 million following a decrease in revenue and the proportion of revenue earned from affiliate partners who direct traffic to our websites.

•The People Inc. decrease was due primarily to a decrease of $58.8 million from Print, net of intersegment eliminations, partially offset by an increase of $36.5 million from Digital.
◦The Print decrease was due primarily to decreases of $39.0 million in production and distribution costs (postage, paper, printing and editorial) resulting from the planned reduction in the number of printed copies of certain publications and a corresponding reduction in the amount of paper purchased, $15.3 million in costs primarily related to fulfill political advertising on third-party publisher platforms from an agency business in the prior year and a net decrease of $4.6 million in compensation expense primarily related to headcount reductions to better align the business with strategic growth priorities. Included in the net decrease in compensation expense is an increase of $1.6 million in severance-related costs ($3.7 million in 2025 compared to $2.1 million in 2024).

◦The Digital increase was due primarily to increases of $21.9 million in compensation expense, $7.0 million related to the purchase of advertising inventory for advertising campaigns sold with D/Cipher+, $3.4 million in traffic acquisition costs and $3.0 million in content costs. The increase in compensation expense was due primarily to an increase in salary-related expenses driven by an increase in headcount and an increase of $2.9 million in severance-related costs to better align the business with strategic growth priorities ($4.5 million in 2025 compared to $1.5 million in 2024). The increase in traffic acquisition costs was due primarily to an increase in the proportion of revenue earned from video advertising on third-party platforms and to a new contractual relationship entered into in the prior year to increase programmatic revenue rates. The increase in content costs was due primarily to an increase in advertising revenue.

•The Emerging & Other decrease was due primarily to the inclusion in the prior year of $7.4 million in expense from Mosaic Group, the assets of which were sold on February 15, 2024, and a decrease of $2.0 million in compensation expense at The Daily Beast resulting from the planned reduction in editorial staff in the prior year.
Selling and marketing expense

	Year Ended December 31,		2025 Change
	2025	2024	$ Change	% Change
	(Dollars in thousands)
Selling and marketing expense	$728,220	$738,225	$(10,005)	(1)%
As a percentage of revenue	30%	28%
Selling and marketing expense in 2025 decreased from 2024 due primarily to decreases of $15.0 million from Emerging & Other and $4.2 million from Care.com, partially offset by an increase of $7.5 million from People Inc.
•The Emerging & Other decrease was due primarily to the inclusion in the prior year of $8.3 million of expense from Mosaic Group, the assets of which were sold on February 15, 2024, decreases of $2.6 million in compensation expense due to a reduction in headcount and $0.9 million in third-party costs at Vivian Health, and a decrease of $1.6 million in offline marketing spend at IAC Films.
•The Care.com decrease was due primarily to a decrease of $3.4 million in advertising expense due to a reduction of certain advertising costs in the first and fourth quarters of 2025, partially offset by an increase in spend related to its rebrand in June 2025.
•The People Inc. increase was due primarily to an increase of $57.0 million from Digital, partially offset by a decrease of $49.4 million from Print, net of intersegment eliminations.
◦The Digital increase was due primarily to increases of $44.6 million in advertising and events production expense and $11.8 million in compensation expense. The increase in advertising and events production expense was due, in part, to online marketing spend due primarily to an increase in paid affiliate commerce commission revenue. The increase in compensation expense was due to increases in salary and commissions driven by an increase in headcount and $2.8 million in severance-related costs in 2025 to better align the business with strategic growth priorities.

◦The Print decrease was due primarily to decreases of $18.1 million in subscription acquisition costs due primarily to the on-going portfolio optimization changes that reduced the number of issues produced compared to the prior year, $13.0 million in advertising and events production expense due, in part, to the promotion of branded events in the prior year and a decrease in direct mail marketing spend, $10.8 million in compensation expense due to headcount reductions to better align the business with strategic growth priorities and a decrease in severance-related costs ($2.4 million in 2025 compared to $3.5 million in 2024) and $4.0 million in costs due primarily to commissions on political advertising sold on third-party publisher platforms from an agency business in the prior year.
General and administrative expense

	Year Ended December 31,		2025 Change
	2025	2024	$ Change	% Change
	(Dollars in thousands)
General and administrative expense	$418,523	$499,091	$(80,568)	(16)%
As a percentage of revenue	17%	19%
General and administrative expense in 2025 decreased from 2024 due to decreases of $43.5 million from People Inc., $26.8 million from Corporate, $17.6 million from Care.com and $5.6 million from Search, partially offset by an increase of $13.0 million from Emerging & Other.
•The People Inc. decrease was due primarily to the inclusion in 2025 of net gains of $41.5 million at Other (unallocated corporate expenses) resulting from the amendments to a lease, which provided for the surrender of certain office space early. The ROU asset of the amended lease had been previously impaired in prior years.

•The Corporate decrease was due primarily to a decrease in compensation expense of $40.5 million, partially offset by the inclusion in the prior year of a $10.0 million benefit related to a favorable settlement of a legal matter and an increase of $1.4 million in transaction-related costs related to the Distribution ($4.8 million in 2025 compared to $3.3 million in 2024). The decrease in compensation expense was due primarily to a decrease of $51.1 million in stock-based compensation expense due primarily to the inclusion in the prior year of $11.9 million of expense related to our former Chief Executive Officer’s (“CEO”) restricted stock award, which was forfeited on January 13, 2025 pursuant to his employment transition agreement (the “Employment Transition Agreement”) and the reversal in the current year of $49.8 million of previously recognized expense related to the forfeiture of such restricted stock award, partially offset by $14.9 million of stock-based compensation expense related to the transfer of 5.0 million Class B shares of Angi held by the Company to our former CEO prior to the Distribution pursuant to the Employment Transition Agreement. Partially offsetting this decrease in stock-based compensation expense is $15.2 million in separation benefits to our former CEO under the Employment Transition Agreement and $2.7 million in severance and related expenses driven by certain headcount reductions.
•The Care.com decrease was due primarily to the inclusion in the prior year of $18.8 million in legal accruals due to the resolution of certain legal matters and a decrease of $1.9 million in professional fees, partially offset by an impairment charge of $2.5 million of an ROU asset recognized in 2025.
•The Search decrease was due primarily to decreases in compensation expense and non-income taxes of $3.5 million and $1.1 million, respectively. The decrease in compensation expense was due primarily to the planned reduction in headcount. The decrease in non-income taxes resulted from the recognition in the prior year of Canada’s digital services tax, which was effective for the second quarter of 2024 and applied retroactively.
•The Emerging & Other increase was due primarily to an increase of $19.4 million in legal fees and settlement expenses for litigation that concluded in the third quarter of 2025 related to a legacy business, partially offset by the inclusion in the prior year period of $9.4 million of expense from Mosaic Group, the assets of which were sold on February 15, 2024.

Product development expense

	Year Ended December 31,		2025 Change
	2025	2024	$ Change	% Change
	(Dollars in thousands)
Product development expense	$196,021	$228,327	$(32,306)	(14)%
As a percentage of revenue	8%	9%
Product development expense in 2025 decreased from 2024 due primarily to decreases of $15.9 million from People Inc., $12.2 million from Emerging & Other and $2.6 million from Search.
•The People Inc. decrease was due primarily to decreases of $11.6 million and $4.3 million from Digital and Print, respectively, resulting from decreases in compensation expense related to headcount reductions. The decrease in compensation expense from Digital was net of increased investment in D/Cipher+ and the PEOPLE app.
•The Emerging & Other decrease was due primarily to the inclusion in the prior year period of $8.0 million of expense from Mosaic Group, the assets of which were sold on February 15, 2024, and a decrease of $4.0 million in compensation expense at Vivian Health due primarily to a reduction in headcount.
•The Search decrease was due primarily to a decrease in compensation expense of $1.5 million related to headcount reductions and a decrease of $1.3 million in third-party costs.
Depreciation

	Year Ended December 31,		2025 Change
	2025	2024	$ Change	% Change

	(Dollars in thousands)
Depreciation	$37,510	$40,838	$(3,328)	(8)%
As a percentage of revenue	2%	2%
Depreciation in 2025 decreased from 2024 due primarily to a decrease of $3.4 million at Care.com due primarily to certain capitalized software being fully depreciated in the prior year.
Amortization of intangibles

	Year Ended December 31,		2025 Change
	2025	2024	$ Change	% Change
	(Dollars in thousands)
Amortization of intangibles	$93,115	$141,906	$(48,792)	(34)%
As a percentage of revenue	4%	5%
Amortization of intangibles in 2025 decreased from 2024 due primarily to lower expense at People Inc. due to certain intangible assets that became fully amortized in the prior year.
See “Note 2—Summary of Significant Accounting Policies” in the accompanying notes to the financial statements included in “Item 8. Financial Statements and Supplementary Data” for further discussion of the Company’s assessment of impairment of indefinite-lived intangible assets.
Goodwill Impairment

	Year Ended December 31,		2025 Change
	2025	2024	$ Change	% Change
	(Dollars in thousands)
Goodwill impairment	$207,451	$—	$207,451	NM
As a percentage of revenue	9%	—%
________________________

NM = Not meaningful.
The Company recorded a goodwill impairment in 2025 of $207.5 million at Care.com as a result of the Company’s reassessment of the fair value of Care.com in the fourth quarter of 2025. The Company’s reassessment of goodwill for the Care.com reporting unit was based on current market conditions. The fair value of the reporting unit was determined using observable market participant data.
See “Note 2—Summary of Significant Accounting Policies” in the accompanying notes to the financial statements included in “Item 8. Financial Statements and Supplementary Data” for further discussion of the Company’s assessment of impairment of goodwill.
The aggregate carrying value of goodwill for which the most recent estimate of the excess of fair value over carrying value is less than 20% is $283.4 million.
Operating income (loss)

	Year Ended December 31,		2025 Change
	2025	2024	$ Change	% Change
	(Dollars in thousands)
People Inc.
Digital	$206,567	$146,838	$59,729	41%
Print	28,853	24,588	4,265	17%
Other	(22,861)	(64,552)	41,691	65%
Total People Inc.	212,559	106,874	105,685	99%
Care.com	(171,490)	29,158	(200,648)	NM
Search	10,221	17,406	(7,185)	(41)%
Emerging & Other	(32,352)	(37,695)	5,343	14%
Corporate	(116,354)	(144,421)	28,067	19%
Total	$(97,416)	$(28,678)	$(68,738)	(240)%

As a percentage of revenue	(4)%	(1)%
Operating loss increased $68.7 million, or 240%, to $97.4 million, despite the increase of $41.2 million in Adjusted EBITDA, described below, due to a goodwill impairment of $207.5 million at Care.com in 2025, partially offset by decreases of $48.8 million in amortization of intangibles, $45.4 million in stock-based compensation expense and $3.3 million in depreciation. The goodwill impairment and decreases in amortization of intangibles and depreciation are described above. The decrease in stock-based compensation expense was due primarily to the net impact of $46.8 million related to the inclusion in the prior year of $11.9 million of expense related to our former CEO’s restricted stock award and subsequent reversal of expense in 2025, as described above under “General and administrative expense.”
At December 31, 2025, there was $75.1 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 1.9 years.
See “Note 10—Stock-Based Compensation” in the accompanying notes to the financial statements included in “Item 8. Financial Statements and Supplementary Data” for further discussion of our former CEO’s restricted stock award, which was forfeited on January 13, 2025 pursuant to his Employment Transition Agreement.

Adjusted EBITDA

	Year Ended December 31,		2025 Change
	2025	2024	$ Change	% Change

	(Dollars in thousands)
People Inc.
Digital	$307,213	$289,393	$17,820	6%
Print	50,492	53,793	(3,301)	(6)%
Other	(628)	(47,766)	47,138	99%
Total People Inc.	357,077	295,420	61,657	21%
Care.com	46,787	45,181	1,606	4%
Search	10,221	17,510	(7,289)	(42)%
Emerging & Other	(27,739)	(35,995)	8,256	23%
Corporate	(113,373)	(90,305)	(23,068)	(26)%
Total	$272,973	$231,811	$41,162	18%

As a percentage of revenue	11%	9%
See “Principles of Financial Reporting” for the definition of Adjusted EBITDA and required non-GAAP reconciliations.
Approximately one-half of our consolidated annual Adjusted EBITDA is generated in the fourth quarter of each fiscal year. This is due to the concentration of spending by advertisers, which drives higher advertising revenue, and consumer spending, which drives higher performance marketing revenue during the year-end holiday selling season at People Inc.
•People Inc. Adjusted EBITDA increased 21% to $357.1 million due to a decrease in Adjusted EBITDA loss of $47.1 million from Other (unallocated corporate expenses), and an increase in Adjusted EBITDA of $17.8 million from Digital, partially offset by a decrease of $3.3 million from Print.
◦The Other (unallocated corporate expenses) decrease in Adjusted EBITDA loss was due primarily to the inclusion in 2025 of net gains of $41.5 million resulting from the amendments to a lease, which provided for the surrender of certain office space early.

◦The Digital Adjusted EBITDA increase was due primarily to the increase in revenue, partially offset by increases in compensation expense, online marketing spend, and increased investments in D/Cipher+ and the PEOPLE app. The increase in compensation expense reflects a net increase of $4.3 million in severance-related costs to better align the business with strategic growth priorities ($8.3 million in 2025 compared to $4.0 million in 2024).

◦The Print Adjusted EBITDA decrease was due primarily to lower revenue, partially offset by lower operating expenses from continued cost rationalization efforts.

•Care.com Adjusted EBITDA increased 4% to $46.8 million due primarily to decreases in general and administrative expense and selling and marketing expense, partially offset by lower revenue and an ROU asset impairment charge of $2.5 million recognized in 2025. General and administrative expense reflects the inclusion in the prior year of $18.8 million in legal accruals due to the resolution of certain legal matters and lower professional fees.
•Search Adjusted EBITDA decreased 42% to $10.2 million due primarily to lower revenue, partially offset by lower traffic acquisition costs.
•Emerging & Other Adjusted EBITDA loss decreased 23% to $27.7 million due primarily to the inclusion in the prior year of $16.5 million in severance expense and transaction-related costs related to the sale of assets of Mosaic Group on February 15, 2024, and profits in the current year at both The Daily Beast and Vivian Health compared to losses in the prior year, partially offset by an increase of $19.4 million in legal fees and settlement expenses for litigation that concluded in third quarter of 2025 related to a legacy business.

•Corporate Adjusted EBITDA loss increased 26% to $113.4 million due primarily to $15.2 million in separation benefits to our former CEO under the Employment Transition Agreement, the inclusion in the prior year of a $10.0 million benefit related to a favorable settlement of a legal matter, $2.7 million in severance and related expenses driven by certain headcount reductions and an increase of $1.4 million in transaction-related costs related to the Distribution ($4.8 million in 2025 compared to $3.3 million in 2024).
Interest expense

	Year Ended December 31,		2025 Change
	2025	2024	$ Change	% Change
	(Dollars in thousands)
Interest expense	$(120,027)	$(135,719)	$15,692	12%
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
See “Note 6—Long-term debt” to the financial statements included in “Item 8. Financial Statements and Supplementary Data” for additional information.
Unrealized gain (loss) on investment in MGM

	Year Ended December 31,		2025 Change
	2025	2024	$ Change	% Change
	(Dollars in thousands)
Unrealized gain (loss) on investment in MGM	$119,175	$(649,178)	$768,353	NM
At December 31, 2025, the Company owns 65.8 million common shares of MGM, including 1.1 million common shares purchased in the fourth quarter of 2025 for $40.0 million, which represents approximately 25.5% of MGM’s common shares outstanding. The Company accounts for its investment in MGM under the equity method of accounting using the fair value option. The fair value of the investment in MGM is remeasured each reporting period based upon MGM’s closing stock price on the New York Stock Exchange on the last trading day in the reporting period; any unrealized pre-tax gains or losses are included in the statement of operations.

Other income, net

	Year Ended December 31,
	2025	2024
	(Dollars in thousands)
Interest income(a)	$46,580	$66,913
Loss related to the allocation of a disputed gain on a real estate transaction(b)	(19,189)	—
Net (downward) upward adjustments to the carrying value of equity securities without readily determinable fair values and net gains (losses) on sales of investments and businesses (including unrealized losses on investments)(c)(d)	(17,675)	10,373
People Inc. Credit Agreement amendment costs(e)	(573)	(3,453)
Increase in the estimated fair value of a warrant	—	20,393
Other	7,216	4,310
Other income, net	$16,359	$98,536

$ Change	$(82,177)
% Change	(83)%
_____________________
(a)    Interest income decreased in 2025 from 2024 due primarily to a decline in the Company’s cash and cash equivalents balance.
(b)    See “Note 15—Contingencies” in the accompanying notes to the financial statements included in “Item 8. Financial Statements and Supplementary Data” for additional information.
(c)     Includes downward and upward adjustments to the carrying value of equity securities without readily determinable fair values. For the years ended December 31, 2025 and 2024, the Company recorded net downward adjustments of $29.2 million and $32.3 million, respectively.
(d)    The year ended December 31, 2024, includes a pre-tax gain of $29.2 million on the sale of assets of Mosaic Group, which was included within Emerging & Other, and was accounted for as a sale of a business.
(e)     The year ended December 31, 2025 amount represents third-party fees incurred in connection with Amendment No.2, the Indenture and Amendment No.3, and the year ended December 31, 2024 amount represents third-party fees incurred in connection with Amendment No.1. See “Note 6—Long-term debt” in the accompanying notes to the financial statements included in “Item 8. Financial Statements and Supplementary Data” for additional information.

Income tax (provision) benefit

	Year Ended December 31,		2025 Change
	2025	2024	$ Change	% Change
	(Dollars in thousands)
Income tax (provision) benefit	$(34,848)	$141,871	$(176,719)	NM
Effective income tax rate	NM	20%
In 2025, the Company recorded a tax provision of $34.8 million, despite losses from continuing operations, due primarily to the non-deductible portion of the goodwill impairment at Care.com, a deferred tax adjustment, state taxes and non-deductible compensation expense, partially offset by research credits and the realization of a capital loss.
In 2024, the effective income tax rate is lower than the statutory rate of 21% due primarily to the nondeductible portion of goodwill in the sale of Mosaic Group and non-deductible compensation expense, partially offset by state taxes and the realization of capital losses.
For further details of income tax matters, see “Note 12—Income Taxes” in the accompanying notes to the financial statements included in “Item 8. Financial Statements and Supplementary Data.”

Net earnings attributable to noncontrolling interests

	Year Ended December 31,		2025 Change
	2025	2024	$ Change	% Change
	(Dollars in thousands)
Net earnings attributable to noncontrolling interests	$(2,556)	$(6,567)	$4,011	61%

Net earnings attributable to noncontrolling interests in 2025 and 2024 primarily represents the publicly-held interest in Angi’s earnings prior to the Distribution, which was completed on March 31, 2025.

PRINCIPLES OF FINANCIAL REPORTING
The Company reports Adjusted EBITDA, which is a non-GAAP measure, as a supplemental measure to U.S. generally accepted accounting principles (“GAAP”). This measure is also our primary segment measure of profitability and among the metrics by which we evaluate the performance of our businesses, and our internal budgets are based and may also impact management compensation. We believe that investors and analysts should have access to, and we are obligated to provide, the same set of tools that we use in analyzing our results. This non-GAAP measure should be considered in addition to results prepared in accordance with GAAP but should not be considered a substitute for or superior to GAAP results. The Company endeavors to compensate for the limitations of the non-GAAP measure presented by providing the comparable GAAP measure with equal or greater prominence and descriptions of the reconciling items, including quantifying such items, to derive the non-GAAP measure. We encourage investors to examine the reconciling adjustments between the GAAP and non-GAAP measure, which we discuss below.
Definition of Non-GAAP Measure
Adjusted EBITDA (Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization) is defined as operating income excluding: (1) stock-based compensation expense; (2) depreciation; and (3) acquisition-related items consisting of (i) amortization of intangible assets and impairments of goodwill and intangible assets, if applicable, and (ii) gains and losses recognized on changes in the fair value of contingent consideration arrangements, if applicable. We believe this measure is useful for investors and analysts as this measure allows a more meaningful comparison between our performance and that of our competitors. Adjusted EBITDA has certain limitations because it excludes the impact of these expenses.
Non-Cash Expenses That Are Excluded from Our Non-GAAP Measure
Stock-based compensation expense consists of expense associated with awards that were granted under various IAC stock and annual incentive plans that are denominated in IAC common shares and expense related to awards denominated in the equity of certain subsidiaries of the Company. These expenses are not paid in cash and we view the economic costs of stock-based awards to be the dilution to our share base; the related shares are included in our fully diluted shares outstanding for GAAP earnings per share using the treasury stock method. The Company currently settles all stock-based awards on a net basis whereby IAC remits from its current funds the required tax-withholding on behalf of employees for net-settled awards.
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
Gains and losses recognized on changes in the fair value of contingent consideration arrangements are accounting adjustments to report liabilities for the portion of the purchase price of acquisitions, if applicable, that is contingent upon the financial performance and/or operating targets of the acquired company at fair value that are recognized in “General and administrative expense” in the statement of operations. These adjustments can be highly variable and are excluded from our assessment of performance because they are considered non-operational in nature and, therefore, are not indicative of current or future performance or the ongoing cost of doing business. The last such arrangement expired during the year ended December 31, 2022. Therefore, there were no gains or losses on contingent consideration arrangements in the years ended December 31, 2025 and 2024.

The following tables reconcile operating (loss) income to Adjusted EBITDA for the Company’s reportable segments and net (loss) earnings attributable to IAC shareholders:

	Year Ended December 31, 2025
	Operating Income (Loss)	Stock-Based Compensation Expense(c)	Depreciation	Amortization of Intangibles	Goodwill Impairment	Adjusted EBITDA
	(In thousands)
People Inc.
Digital	$206,567	$11,564	$14,574	$74,508	$—	$307,213
Print	28,853	1,773	5,165	14,701	—	50,492
Other(a)(b)	(22,861)	15,077	7,156	—	—	(628)
Total People Inc.	212,559	28,414	26,895	89,209	—	357,077
Care.com	(171,490)	4,409	2,511	3,906	207,451	46,787
Search	10,221	—	—	—	—	10,221
Emerging & Other	(32,352)	4,564	49	—	—	(27,739)
Corporate(c)	(116,354)	(5,074)	8,055	—	—	(113,373)
Total	(97,416)	$32,313	$37,510	$93,115	$207,451	$272,973
Interest expense	(120,027)
Unrealized gain on investment in MGM Resorts International	119,175
Other income, net	16,359
Loss from continuing operations before income taxes	(81,909)
Income tax provision	(34,848)
Net loss from continuing operations	(116,757)
Earnings from discontinued operations, net of tax	15,287
Net loss	(101,470)
Net earnings attributable to noncontrolling interests	(2,556)
Net loss attributable to IAC shareholders	$(104,026)

	Year Ended December 31, 2024
	Operating Income (Loss)	Stock-Based Compensation Expense	Depreciation	Amortization of Intangibles	Adjusted EBITDA
	(In thousands)
People Inc.
Digital	$146,838	$10,097	$15,916	$116,542	$289,393
Print	24,588	2,045	7,285	19,875	53,793
Other(a)	(64,552)	13,683	3,103	—	(47,766)
Total People Inc.	106,874	25,825	26,304	136,417	295,420
Care.com	29,158	4,586	5,957	5,480	45,181
Search	17,406	—	104	—	17,510
Emerging & Other	(37,695)	1,626	65	9	(35,995)
Corporate	(144,421)	45,708	8,408	—	(90,305)
Total	(28,678)	$77,745	$40,838	$141,906	$231,811
Interest expense	(135,719)
Unrealized loss on investment in MGM Resorts International	(649,178)
Other income, net	98,536
Loss from continuing operations before income taxes	(715,039)
Income tax benefit	141,871
Net loss from continuing operations	(573,168)
Earnings from discontinued operations, net of tax	39,838
Net loss	(533,330)
Net earnings attributable to noncontrolling interests	(6,567)
Net loss attributable to IAC shareholders	$(539,897)
_____________________
(a)    Other comprises unallocated corporate expenses.
(b)    Includes net gains of $41.5 million resulting from the amendments to a lease, which provided for the surrender of certain office space early. See “Note 2—Summary of Significant Accounting Policies” in the accompanying notes to the financial statements included in “Item 8. Financial Statements and Supplementary Data” for additional information on amendments and early terminations of lease agreements.
(c)    Corporate reflects the reversal of $49.8 million of previously recognized stock-based compensation expense related to the forfeiture of our former CEO’s restricted stock award pursuant to the Employment Transition Agreement, partially offset by $14.9 million of stock-based compensation expense related to the transfer of 5.0 million Class B shares of Angi held by the Company to our former CEO prior to the Distribution pursuant to the Employment Transition Agreement.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Position

	December 31,
	2025	2024
	(In thousands)
People Inc. cash and cash equivalents:
United States	$261,904	$230,436
All other countries	22,414	19,491
Total People Inc. cash and cash equivalents	284,318	249,927

IAC (excluding People Inc.) cash and cash equivalents:
United States	659,026	1,093,675
All other countries	16,867	38,134
Total IAC (excluding People Inc.) cash and cash equivalents	675,893	1,131,809

Total cash and cash equivalents	$960,211	$1,381,736

People Inc. Debt:
Term Loan A-1	$341,250	$—
Term Loan B-2	700,000	—
2032 Notes	400,000	—
Term Loan A	—	297,500
Term Loan B-1	—	1,182,500
Total long-term debt	1,441,250	1,480,000
Less: current portion of long-term debt	24,500	35,000
Less: original issue discount	3,397	3,512
Less: unamortized debt issuance costs	12,029	6,481
Total People Inc. long-term debt, net	$1,401,324	$1,435,007
The Company’s international cash can be repatriated without significant tax consequences. During the year ended December 31, 2025, international cash totaling $18.5 million was repatriated to the U.S.
The Company’s consolidated debt of approximately $1.44 billion is the liability of People Inc. For a detailed description of long-term debt and interest rate swaps, see “Note 6—Long-term Debt” and “Note 2—Summary of Significant Accounting Policies,” respectively, in the accompanying notes to the financial statements included in “Item 8. Financial Statements and Supplementary Data.”

Cash Flow Information
In summary, IAC’s cash flows are as follows:

	Year Ended December 31,
	2025	2024
	(In thousands)
Net cash provided by (used in):
Operating activities attributable to continuing operations	$64,035	$192,463
Investing activities attributable to continuing operations	$(404,615)	$327,236
Financing activities attributable to continuing operations	$(451,003)	$(76,888)
Net cash provided by operating activities attributable to continuing operations consists of net loss adjusted for non-cash items and the effect of changes in working capital. Non-cash adjustments include the unrealized (gains) losses on the investment in MGM, goodwill impairment, amortization of intangibles, depreciation, stock-based compensation expense, deferred income taxes, non-cash lease expense (including ROU asset impairments), net gains (losses) on amendments and early terminations of lease agreements, loss related to the allocation of a disputed gain on a real estate transaction, net losses (gains) on sales of investments and businesses (including unrealized losses on investments) and increase in the estimated fair value of a warrant.
2025
Adjustments to net loss from continuing operations consist primarily of goodwill impairment of $207.5 million, amortization of intangibles of $93.1 million, depreciation of $37.5 million, non-cash lease expense (including ROU asset impairments) of $36.7 million, stock-based compensation expense of $32.3 million, deferred income taxes of $27.6 million, loss related to the allocation of a disputed gain on a real estate transaction of $19.2 million and net loss on sales of investments and a business (including unrealized losses on investments) of $17.7 million, partially offset by an unrealized gain on investment in MGM of $119.2 million and net gains on amendments and early terminations of lease agreements of $42.2 million. The decrease from changes in working capital includes a decrease in operating lease liabilities of $88.7 million and a decrease in accounts payable and other liabilities of $58.6 million, partially offset by a decrease in accounts receivable of $14.2 million. The decrease in operating lease liabilities is due to cash payments on leases, including $47.4 million related to the amendments to a lease, which provided for the surrender of certain office space early at People Inc., net of interest accretion. The decrease in accounts payable and other liabilities is due primarily to a decrease in accrued traffic acquisition costs and related payables at Search, payments related to the resolution of certain legal matters at Care.com, a decrease in accrued employee compensation due primarily to a decrease in bonuses and timing of payments, including severance payments, partially offset by an increase in accrued separation benefits for our former CEO under the Employment Transition Agreement and a decrease in accrued advertising and related payables at Search. The decrease in accounts receivable is due primarily to a decrease in revenue at Search, partially offset by an increase at People Inc. due primarily to an increase in revenue at People Inc.’s Digital segment, partially offset by a decrease at People Inc. Inc.’s Print segment due primarily to timing of cash receipts.
Net cash used in investing activities attributable to continuing operations includes $386.6 million related to the allocation of Angi Inc. cash in the Distribution, the purchase of 1.1 million common shares of MGM for $40.0 million and capital expenditures of $19.2 million, partially offset by the net proceeds from the sales of fixed assets of $17.5 million, primarily from the sale of an aircraft at People Inc., proceeds from the sale of a portion of the retirement investment fund of $13.9 million at People Inc. and net proceeds from the sales of investments of $11.4 million.
Net cash used in financing activities attributable to continuing operations includes principal payments on the Term Loans of $1.4 billion and debt issuance and deferred financing costs of $12.9 million, partially offset by the net proceeds from the Term Loans refinancing of $991.5 million and proceeds from the issuance of the 2032 Notes of $400.0 million. Net cash used in financing activities attributable to continuing operations also includes $315.0 million for the repurchase of 7.6 million shares of common stock, on a settlement date basis, at an average price of $41.19 per share, and withholding taxes paid on behalf of employees for net settled stock-based awards of $80.0 million.

2024
Adjustments to net loss from continuing operations consist primarily of an unrealized loss on the investment in MGM of $649.2 million, amortization of intangibles of $141.9 million, stock-based compensation expense of $77.7 million, depreciation of $40.8 million and non-cash lease expense (including ROU asset impairments) of $38.7 million, partially offset by deferred income taxes of $156.7 million, an increase in the estimated fair value of a warrant of $20.4 million and net gains on sales of businesses and investments (including unrealized losses on investments) of $10.5 million, which includes $29.2 million gain on the sale of assets of Mosaic Group in February 2024. The increase from changes in working capital include a decrease in other assets of $74.9 million, partially offset by a decrease in operating lease liabilities of $51.0 million, a decrease in accounts payable and other liabilities of $8.7 million, an increase in accounts receivable of $6.4 million and a decrease in deferred revenue of $4.8 million. The decrease in other assets is due primarily to a decrease in prepaid hosting services at Corporate and People Inc., receipt of pre-acquisition income tax refunds at People Inc. and the liquidation of the domestic funded pension plan at People Inc. in connection with the termination of the plan. The decrease in operating lease liabilities is due to cash payments on leases net of interest accretion. The decrease in accounts payable and other liabilities is due, in part, to a decrease at Search in accrued traffic acquisition costs and related payables, timing of payments, a decrease in accrued advertising due primarily to timing of payments and a decrease in non-income tax accruals due primarily to the completion of certain audits, partially offset by an increase in accrued employee compensation, due primarily to an increase in accrued severance related to headcount reductions at People Inc. and an increase in bonuses, an increase in an accrual at Care.com related to the resolution of certain legal matters and an increase in accrued professional fees at Corporate due, in part, to the Distribution. The increase in accounts receivable is due primarily to an increase at People Inc. due primarily to an increase in revenue in the fourth quarter of 2024 relative to 2023, partially offset by a decrease at Mosaic Group due to cash receipts prior to the sale of its assets and a decrease in revenue at Search in the fourth quarter of 2024 relative to 2023. The decrease in deferred revenue is due primarily to a decrease at Care.com primarily due to the timing of the utilization of services provided through Care for Business and lower subscriptions on the Care.com platform.
Net cash provided by investing activities attributable to continuing operations includes maturities of marketable debt securities of $375.0 million, net proceeds from the sales of businesses and investments of $177.2 million, including $155 million from the sale of assets of Mosaic Group, net proceeds from the sales of assets of $12.8 million, principally from the sale of an aircraft at People Inc., and collections of notes receivable of $11.8 million, partially offset by $221.8 million for the purchases of marketable debt securities, the purchase of a retirement investment fund of $16.0 million at People Inc. in connection with the termination of the domestic funded pension plan and transfer of the remaining assets to the IAC Inc. Retirement Savings Plan and capital expenditures of $15.0 million.
Net cash used in financing activities attributable to continuing operations includes payments on the Term Loans of $68.0 million, including a $30.0 million principal prepayment and $8.0 million of additional principal payments made to certain People Inc. Term Loan B lenders; the $8.0 million in additional principal payments were offset by additional borrowings from new and existing lenders under People Inc. Term Loan B-1 of $8.0 million. Net cash used in financing activities attributable to continuing operations also includes withholding taxes paid on behalf of employees for stock-based awards that were net settled of $15.0 million.
Discontinued Operations
Net cash used in discontinued operations of $29.6 million for the year ended December 31, 2025 and net cash provided by discontinued operations of $59.4 million for the year ended December 31, 2024 relate to the operations of Angi. The Company does not expect significant cash flows from Angi following the Distribution.
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
At December 31, 2025, the Term Loan A-1 bore interest at SOFR plus 2.00%, or 5.73%, and the Term Loan B-2 bore interest at SOFR, subject to a minimum of 0.50%, plus 3.50%, or 7.37%.

People Inc. holds interest rate swaps to manage interest rate risk with a total notional amount of $350 million and which will expire on April 1, 2027 (“Interest Rate Swaps”). The Interest Rate Swaps synthetically convert a portion of the Term Loan B-2 and, prior to the effectiveness of Amendment No. 3, the Term Loan B-1, from a variable rate to a fixed rate. Should SOFR continue to equal or exceed 0.50%, then the fixed rate for the Term Loan B-2 will be approximately 7.32% ((i) the weighted average fixed interest rate of approximately 3.82% on the Interest Rate Swaps and (ii) the base rate of 3.50%). In the event SOFR becomes less than or equal to 0.50%, then the Interest Rate Swaps would be fixed in a range from approximately 7.32% to 7.42% as determined by the governing agreements.
For a detailed description of long-term debt and the Interest Rate Swaps, see “Note 6—Long-term Debt” and “Note 2—Summary of Significant Accounting Policies,” respectively, in the accompanying notes to the financial statements included in “Item 8. Financial Statements and Supplementary Data.”

Investment in MGM
At December 31, 2025, the Company owns 65.8 million common shares of MGM, including 1.1 million common shares purchased in the fourth quarter of 2025 for $40.0 million. Based on the number of MGM common shares outstanding at December 31, 2025, the Company owns approximately 25.5% of MGM.
Investment in Turo
At December 31, 2025, IAC’s ownership interest in Turo is approximately 33%.
Share Repurchase Activity and Authorizations
During the year ended December 31, 2025, the Company repurchased 7.7 million shares of its common stock, on a trade date basis, at an average of $41.18 per share, or $316.1 million in aggregate, consisting of the remaining 3.7 million shares of its existing stock repurchase authorization from June of 2020 and 4.0 million shares of the 10 million share repurchase authorization, which was approved by the board of directors of IAC on March 16, 2025 (the “2025 Share Authorization”). From January 1, 2026 through February 2, 2026, the Company repurchased an additional 0.5 million shares of its common stock, on a trade date basis, at an average price of $38.39 per share, or $20.9 million in aggregate. On a combined basis, the 8.2 million shares repurchased represents approximately 10% of our common and Class B shares outstanding as of December 31, 2024. At February 2, 2026, IAC has 5.5 million shares remaining in the 2025 Share Authorization. Share repurchases can be made over an indefinite period of time in the open market and in privately negotiated transactions, depending on those factors management deems relevant at any particular time, including, without limitation, market conditions, price and future outlook.
Contractual Obligations
The Company enters into various contractual arrangements as a part of its operations. Material contractual obligations as of December 31, 2025 are described in the accompanying notes to the financial statements within “Item 8. Financial Statements and Supplementary Data”; these include operating leases as described in “Note 5—Leases,” principal and interest payments on long-term debt as described in “Note 6—Long-Term Debt” and pension and post-retirement benefits as described in “Note 11—Pension and Post-Retirement Benefit Plans.”
The Company has material purchase obligations, which represent legally binding agreements to purchase goods and services that specify all significant terms. Future payments under these agreements at December 31, 2025 are as follows:

	Amount of Commitment Expiration Per Period
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total Amounts Committed
	(In thousands)
Purchase obligations	$67,490	$66,440	$—	$—	$133,930
Purchase obligations include future payments of (i) $80.1 million related to cloud computing arrangements with payments of approximately $23.3 million and $33.8 million expected to be paid in the years ended December 31, 2026 and 2027, respectively, and the remaining payments of approximately $23.0 million expected to be paid by August 31, 2028, (ii) $10.2 million related to office productivity and email tools, (iii) $6.6 million related to email marketing services and (iv) $5.3 million related to research tools.

Capital Expenditures
The Company anticipates that it will need to continue to make capital expenditures in connection with the development and expansion of its operations. The Company’s 2026 capital expenditures are expected to be higher than its 2025 capital expenditures of $19.2 million by approximately 40% to 50%, due primarily to leasehold improvements primarily related to the optimization of the remaining space under the amended leases.
Liquidity Assessment
On a consolidated basis, the Company generated positive cash flows from operating activities of $64.0 million for the year ended December 31, 2025; excluding the positive cash flows from operating activities of $120.0 million generated by People Inc., the Company generated negative cash flows from operating activities of $56.0 million.
At December 31, 2025, the Company’s consolidated cash and cash equivalents were $960.2 million, of which $284.3 million was held by People Inc. The Company may not be able to freely access People Inc.’s cash due to the provisions of the People Inc. debt agreements.
The Company’s consolidated debt of approximately $1.44 billion is the liability of People Inc. The governing agreements contain covenants that would limit People Inc.’s ability to pay dividends, incur incremental secured indebtedness or make distributions or certain investments in the event a default has occurred or if People Inc.’s consolidated net leverage ratio exceeds 4.0 to 1.0, subject to certain available amounts, all as defined in the governing agreements. People Inc.’s consolidated net leverage ratio was less than 4.0 to 1.0 for the test period ended December 31, 2025. The governing agreements allow the Company to contribute cash to People Inc., which the Company has done in the past and may do so in the future, to provide, among other things, additional liquidity to improve People Inc.’s consolidated net leverage ratios for any test period, which may result in improved interest rates on the Term Loan A-1 and reduced commitment fees on the Revolving Facility. The governing agreements also allow People Inc. to make distributions to the Company in amounts not to exceed these capital contributions, provided that no default has occurred and is continuing. During the years ended December 31, 2025 and 2024, the Company made total contributions of $135 million and $125 million, respectively, to People Inc. Payments occurred immediately prior to the end of a quarter, thereby improving the consolidated net leverage ratios. These amounts were distributed to the Company by People Inc. early in the subsequent quarter. There were no contributions by the Company in the quarters ended December 31, 2025 and 2024. See “Note 6—Long-Term Debt” to the financial statements included in “Item 8. Financial Statements and Supplementary Data” for additional information.
The Company’s liquidity could be negatively affected by a decrease in demand for its products and services resulting from adverse market, macroeconomic or geopolitical conditions, including declines in consumer confidence or spending, high or volatile interest rates, inflationary pressures, labor market disruptions or other factors that reduce customers’ willingness or ability to pay for our offerings.
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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The following disclosure is provided to supplement the descriptions of IAC’s accounting policies contained in “Note 2—Summary of Significant Accounting Policies” in the accompanying notes to the financial statements included in “Item 8. Financial Statements and Supplementary Data” in regard to significant areas of judgment. Management of the Company is required to make certain estimates, judgments and assumptions during the preparation of its financial statements in accordance with GAAP. These estimates, judgments and assumptions affect the amounts and disclosures reported in the financial statements and accompanying notes. Actual results could differ from these estimates. Because of the size of the financial statement elements to which they relate, some of our accounting policies and estimates have a more significant impact on our financial statements than others. What follows is a discussion of some of our more significant accounting policies and estimates.
Investment in MGM
At December 31, 2025, the Company owns 65.8 million common shares of MGM, including 1.1 million common shares purchased in the fourth quarter of 2025 for $40.0 million, which represents approximately 25.5% of MGM’s common shares outstanding. The Company accounts for its investment in MGM under the equity method of accounting and has elected to account for this investment pursuant to the fair value option. The fair value of the investment in MGM is remeasured each reporting period based upon MGM’s closing stock price on the New York Stock Exchange on the last trading day in the reporting period; any unrealized pre-tax gains or losses are included in the statement of operations.
The cumulative unrealized net pre-tax gain through December 31, 2025 is $1.1 billion. For the years ended December 31, 2025 and 2024, the Company recorded unrealized pre-tax gains (losses) from its investment in MGM of $119.2 million and $(649.2) million, respectively. A $2.00 increase or decrease in the share price of MGM would result in an unrealized gain or loss, respectively, of $131.6 million. At February 2, 2026, the fair value of the Company’s investment in MGM was $2.2 billion.
Recoverability of Goodwill and Indefinite-Lived Intangible Assets
The carrying value of goodwill is $1.8 billion and $2.0 billion at December 31, 2025 and 2024, respectively. Indefinite-lived intangible assets, which consist of the Company’s acquired trade names and trademarks, have a carrying value of $345.5 million at both December 31, 2025 and 2024.
Goodwill and indefinite-lived intangible assets are assessed annually for impairment as of October 1 or more frequently if an event occurs or circumstances change that would indicate that it is more likely than not that the fair value of a reporting unit or the fair value of an indefinite-lived intangible asset has declined below its carrying value. The Company’s annual assessment of the recovery of goodwill begins with management’s reassessment of its operating segments and reporting units. The Company’s reporting units correspond to the Company’s operating segments.
In performing its annual impairment assessment of goodwill and indefinite-lived intangible assets, the Company has the option under GAAP to perform a qualitative assessment as part of its annual impairment assessment to evaluate whether it is more likely than not that the fair value of the reporting unit and/or the fair value of indefinite-lived intangible assets is less than their respective carrying value(s). If the qualitative assessment concludes that it is more likely than not that fair value is less than carrying value, a quantitative assessment is performed to estimate the fair value of the reporting unit and/or the fair value of indefinite-lived intangible assets. GAAP provides a not all-inclusive set of examples of macroeconomic, industry, market and company specific factors for entities to consider in performing the qualitative assessment described above; management considers the factors it deems relevant in making its more-likely-than-not assessments. If the carrying value exceeds the estimated fair value, an impairment equal to the excess is recorded. Impairments of indefinite-lived intangible assets are included in “Amortization of intangibles” in the statement of operations.
For the Company’s annual goodwill test as of October 1, 2025, the Company elected to perform a qualitative assessment for each of its reporting units that have goodwill (the Company’s People Inc.’s Print, Search, The Daily Beast and IAC Films reporting units have no goodwill for any period presented). The October 1, 2025 qualitative assessment resulted in no impairments.

The primary factors that the Company considered in its qualitative assessment were (i) the extent to which the most recent estimated fair value exceeded the carrying value for each reporting unit; (ii) the current year actual and forecasted operating results of the reporting unit; and (iii) an evaluation of relevant events and circumstances that may impact earnings or key valuation assumptions of each reporting unit such as cost factors, legal and regulatory environment, macroeconomic and market conditions, and other relevant factors that may affect the fair value of the reporting unit.
During the fourth quarter of 2025, the Company reassessed the fair value of and performed a quantitative test of the Care.com reporting unit and recorded a goodwill impairment of $207.5 million. The Company’s reassessment of goodwill for the Care.com reporting unit was based on current market conditions. The fair value of the reporting unit was determined using observable market participant data. During the fourth quarter of 2024, the Company reassessed the fair value of and performed a quantitative test of all of its reporting units that had goodwill. The Company’s reassessment of the goodwill of all of its reporting units as of December 31, 2024 was due to the decline in the Company’s stock price. No impairments of goodwill were recorded following this reassessment.
The aggregate carrying value of goodwill for which the most recent estimate of the excess of fair value over carrying value is less than 20% is $283.4 million.
Under a quantitative assessment, the fair value of the Company’s reporting units is generally determined using both an income approach based on discounted cash flows (“DCF”) and a market approach when it tests goodwill for impairment. Determining fair value using a DCF analysis requires the exercise of significant judgment with respect to several items, including the amount and timing of expected future cash flows and appropriate discount rates. The expected cash flows used in the DCF analyses were based on the Company’s then most recent forecast and budget and, for years beyond the budget, the Company’s estimates, which were based, in part, on forecasted growth rates. The discount rates used in the DCF analyses were intended to reflect the risks inherent in the expected future cash flows of the respective reporting units. Assumptions used in the DCF analyses, including the discount rate, were assessed based on each reporting unit’s then current results and forecasted future performance, as well as macroeconomic and industry specific factors. The discount rates used for determining the fair values of the Company’s Care.com reporting unit as of October 1, 2024 and People Inc.’s Digital reporting unit and the Company’s Care.com and Vivian Health reporting units as of December 31, 2024 were 14%, 14.5%, 14.5%, and 23%, respectively. Determining fair value using a market approach considers multiples of financial metrics based on both acquisitions and trading multiples of a selected peer group of companies. From the comparable companies, a representative market multiple was determined, which was applied to financial metrics to estimate the fair value of a reporting unit. To determine a peer group of companies for our respective reporting units, we considered companies relevant in terms of consumer use, monetization model, margin and growth characteristics, and brand strength operating in their respective sectors. The October 1, 2024 and 2023 annual assessments of goodwill resulted in no impairments.
For its annual impairment test as of October 1, 2025, the Company elected to perform a qualitative assessment for each of its indefinite-lived intangible assets. The qualitative assessment as of October 1, 2025 resulted in no impairments. The primary factors that the Company considered in its qualitative assessment were (i) the extent to which the most recent estimated fair value exceeded the carrying value for each indefinite-lived intangible asset; (ii) the current year actual and forecasted operating results considered relevant for each applicable indefinite-lived intangible asset; and (iii) an evaluation of relevant events and circumstances that may impact key valuation assumptions or expected future cash flows of each indefinite-lived intangible asset such as cost factors, legal and regulatory environment, macroeconomic and market conditions, and other relevant factors that may affect the fair value of the indefinite-lived intangible asset.
For the year ended December 31, 2024, the Company performed a quantitative assessment to determine the fair value of each of its indefinite-lived intangible assets as of October 1. When a quantitative test is performed, the Company determines the fair value of indefinite-lived intangible assets using an avoided royalty DCF valuation analysis. Significant judgments inherent in this analysis include the selection of appropriate royalty and discount rates and estimating the amount and timing of expected future cash flows. The discount rates used in the DCF analyses are intended to reflect the risks inherent in the expected future cash flows generated by the respective intangible assets. The royalty rates used in the DCF analyses are based upon an estimate of the royalty rates that a market participant would pay to license the Company’s trade names and trademarks. The future cash flows are based on the Company’s then most recent forecast and budget and, for years beyond the budget, the Company’s estimates, which are based, in part, on forecasted growth rates. Assumptions used in the avoided royalty DCF analyses, including the discount rate and royalty rate, are assessed annually based on the actual and projected cash flows related to the asset, as well as macroeconomic and industry specific factors. The discount rates used in the Company’s indefinite-lived quantitative impairment assessment in 2024 ranged from 13.5% to 14% and the royalty rates used ranged from 2% to 8%. The October 1, 2024 annual assessment of indefinite-lived intangible assets resulted in no impairments.

During the first quarter of 2024, the Company determined that a projected reduction in future revenue related to certain indefinite-lived trade name intangible assets with a carrying value of $20.7 million in the People Inc.’s Digital segment resulted in a change in classification to definite-lived intangible assets to be amortized over their respective useful lives. There was no impairment recorded in connection with the change in classification.
There are no indefinite-lived intangible assets for which the most recent estimate of the excess fair value over carrying value is less than 20%.
Recoverability of Long-Lived Assets
We review the carrying value of all long-lived assets, other than goodwill and indefinite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The carrying value of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying value is deemed not to be recoverable, an impairment loss is recorded equal to the amount by which the carrying value of the long-lived asset exceeds its fair value. The carrying value of these long-lived assets is $566.4 million and $747.0 million at December 31, 2025 and 2024, respectively.
Income Taxes
The Company accounts for income taxes under the liability method, and deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying values of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided if it is determined that it is more likely than not that the deferred tax asset will not be realized. At December 31, 2025 and 2024, the balance of the Company’s net deferred tax liabilities is $147.1 million and $152.1 million, respectively, which are net of deferred tax assets, net of valuation allowance, of $507.8 million and $504.4 million, respectively. The Company’s net deferred tax assets reflect a portion attributable to net operating losses of $243.3 million and $196.0 million as of December 31, 2025 and 2024, respectively.
The measurement of uncertain tax positions is inherently difficult and requires subjective estimations of the probability of various possible outcomes and the amounts that are more likely than not to be sustainable upon examination. At December 31, 2025 and 2024, the Company has unrecognized tax benefits of $16.8 million and $14.6 million, respectively; these amounts include interest and penalties, which are not material. We consider many factors when evaluating and estimating our tax positions and unrecognized tax benefits, which may require periodic adjustment and which may not accurately anticipate actual outcomes.
The ultimate amount of deferred income tax assets realized and the amounts paid for deferred income tax liabilities and unrecognized tax benefits may vary from our estimates due to future changes in income tax law, state income tax apportionment or the outcome of any review of our tax returns by the various tax authorities, as well as actual operating results of the Company that vary significantly from anticipated results. Although management currently believes changes in deferred income tax assets realized and the amounts paid for deferred income tax liabilities and unrecognized tax benefits will not have a material impact on the liquidity, results of operations, or financial condition of the Company, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future.
Stock-Based Compensation
Stock-based compensation at the Company is inherently complex. Our desire is to attract, retain, incentivize and reward our management team and employees at each of our subsidiaries, including those employed by companies we acquire, by allowing them to benefit directly from the value they help to create. We accomplish these objectives, in part, by issuing equity awards denominated in IAC as well as in the equity of certain of our subsidiaries. We further refine this approach by tailoring certain equity awards to the applicable circumstances. For example, we have in the past issued certain equity awards for which vesting is linked to the achievement of a value target for a subsidiary or IAC’s stock price, as applicable; these awards are referred to as market-based awards. In other cases, we link the vesting of equity awards to the achievement of a performance target such as revenue and/or profits; these awards are referred to as performance-based stock units. The nature and variety of these types of equity-based awards creates complexity in our determination of stock-based compensation expense.
In addition, acquisitions are an important part of the Company’s growth strategy. These transactions may result in the modification of equity awards, which may create additional complexity and additional stock-based compensation expense. In addition, our spin-offs and internal reorganizations can also lead to modifications of equity awards and may result in additional complexity and stock-based compensation expense.
Finally, the means by which we settle our equity-based awards also introduces complexity into our financial reporting. We provide a path to liquidity by settling the subsidiary denominated awards in IAC shares.

Stock-based compensation expense reflected in our statement of operations includes expense related to equity awards granted in the form of IAC denominated awards and awards issued by certain of our subsidiaries. Awards granted have principally been in the form of restricted stock units (“RSUs”), performance-based stock units (“PSUs”), restricted stock, stock appreciation rights (“SARs”) and stock options. For RSUs, the value of the instrument is measured at the grant date as the fair value of the underlying common stock and expensed as stock-based compensation expense over the vesting term. For PSUs, the expense is measured at the grant date similar to an RSU and expensed as stock-based compensation over the vesting term if the performance targets are considered probable of being achieved. For IAC restricted stock, which was forfeited on January 13, 2025, a lattice model was originally used to estimate the fair value of the award which was based on the satisfaction of IAC’s stock price targets. See “Note 10—Stock-Based Compensation” in the accompanying notes to the financial statements included in “Item 8. Financial Statements and Supplementary Data” for a discussion of the forfeiture of the IAC restricted stock award.
While historically the principal form of equity awards to the employees and management of certain of our subsidiaries have been SARs denominated in the equity of the relevant subsidiary of the Company, certain subsidiaries have recently had their equity programs updated to award RSUs, settleable in IAC stock. In April of 2025, People Inc.’s outstanding stock-based awards that were denominated in the equity of People Inc. were converted into IAC RSUs. As of December 31, 2025, Care.com and Vivian Health are currently our only subsidiaries who provide equity awards in the form of SARs. The value of SARs is tied to the value of the common stock of Care.com and Vivian Health, respectively. Accordingly, these interests only have value to the extent that Care.com or Vivian Health appreciates in value above the initial value utilized to determine the exercise price and these interests can have substantial value in the event of significant appreciation. The grant date value of these SARs is measured at grant date, using a Black-Scholes option pricing model and, for those with a market condition, a lattice model, at fair value and is expensed over the vesting term.
The Company estimates the fair value of stock options upon the grant or modification date using a Black-Scholes option pricing model. No stock options were issued by the Company in the years ended December 31, 2025 and 2024.
Investments in Equity Securities Without Readily Determinable Fair Values
The Company’s equity securities, other than those of its consolidated subsidiaries and those accounted for under the equity method, are accounted for at fair value under the measurement alternative in accordance with ASC Subtopic 321, Investments - Equity Securities, with any changes to fair value recognized in “Other income, net” in the statement of operations each reporting period. Under the measurement alternative, equity investments without readily determinable fair values are carried at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar securities of the same issuer; fair value is generally determined based on a market approach as of the transaction date. A security will be considered identical or similar if it has identical or similar rights to the equity securities held by the Company. The Company reviews its investments in equity securities without readily determinable fair values for impairment each reporting period when there are qualitative factors or events that indicate possible impairment. Factors the Company considers in making this determination include negative changes in industry and market conditions, financial performance, business prospects, and other relevant events and factors. When indicators of impairment exist, the Company prepares quantitative assessments of the fair value of its investments in equity securities, which require judgment and the use of estimates. When the Company’s assessment indicates that the fair value of the investment is below its carrying value, the Company writes down the investment to its fair value and records the corresponding charge in “Other income, net” in the statement of operations.
The carrying value of the Company’s equity securities without readily determinable fair values is $409.2 million and $438.5 million at December 31, 2025 and 2024, respectively, which is included in “Long-term investments” in the balance sheet.
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements, see “Note 2—Summary of Significant Accounting Policies” in the accompanying notes to the financial statements included in “Item 8. Financial Statements and Supplementary Data.”

Quantitative and Qualitative Disclosures About Market Risk
Equity Price Risk
At December 31, 2025, the Company owns 65.8 million common shares of MGM Resorts International (“MGM”), which represents approximately 25.5% of MGM’s common shares outstanding. The Company accounts for its investment in MGM under the equity method of accounting using the fair value option.
The cumulative unrealized net pre-tax gain at December 31, 2025 is $1.1 billion. At December 31, 2025 and 2024, the carrying value of the Company’s investment in MGM, which includes the cumulative unrealized pre-tax gains, was $2.4 billion and $2.2 billion, or approximately 34% and 23% of the Company’s consolidated total assets, respectively. A $2.00 increase or decrease in the share price of MGM would result in an unrealized gain or loss, respectively, of $131.6 million. At February 2, 2026, the fair value of the Company’s investment in MGM was $2.2 billion. The Company’s results of operations and financial condition have in the past been and may in the future be materially impacted by increases or decreases in the price of MGM common shares.
See “Note 2—Summary of Significant Accounting Policies” to the financial statements included in “Item 8. Financial Statements and Supplementary Data” for more information.
Interest Rate Risk
At December 31, 2025, the principal amount of the Company’s outstanding debt totals $1.44 billion. The $1.04 billion principal amount of the Term Loan A-1 due May 14, 2030 (“Term Loan A-1”) and the Term Loan B-2 due June 16, 2032 (“Term Loan B-2”) bear interest at variable rates based upon the secured overnight financing rate (“SOFR”).
People Inc. holds interest rate swaps to manage interest rate risk with a total notional amount of $350 million and which will expire on April 1, 2027 (“Interest Rate Swaps”). The Interest Rate Swaps synthetically convert a portion of the Term Loan B-2 from a variable rate to a fixed rate. People Inc. applies hedge accounting to these contracts. The fair value of the Interest Rate Swaps is determined using discounted cash flows derived from observable market prices, including swap curves, and represents what People Inc. would pay or receive to terminate the swap agreements. People Inc. intends to continue to meet the conditions for hedge accounting, however, if the Interest Rate Swaps were not highly effective in offsetting cash flows attributable to the hedged risk, the changes in the fair value of the Interest Rate Swaps used as hedges could have a significant impact on future results of operations.
If SOFR were to increase or decrease by 100 basis points, the combined annual interest expense on the Term Loan A-1 and the Term Loan B-2, net of the impact related to the $350 million in notional amount of Interest Rate Swaps, would increase or decrease by $6.9 million.
See “Note 2—Summary of Significant Accounting Policies” and “Note 6—Long-term Debt” to the financial statements included in “Item 8. Financial Statements and Supplementary Data” for more information.
Foreign Currency Exchange Risk
The Company’s financial operations and operating results are principally derived from operations in the U.S.; the Company’s foreign operations are primarily in various jurisdictions within the European Union and the United Kingdom. The Company has exposure to foreign currency exchange risk related to its foreign subsidiaries that transact business in a functional currency other than the U.S. dollar. As a result, as foreign currency exchange rates fluctuate, the translation of the statement of operations of the Company’s international businesses into U.S. dollars affects year-over-year comparability of operating results. The Company’s exposure to foreign currency exchange risk and translation impacts is not material.

Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of IAC Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of IAC Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 20, 2026 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Sufficiency of audit evidence over revenue

Description of the Matter
As disclosed in Note 2 and Note 9 to the consolidated financial statements, the Company recognized revenue of $2.4 billion. The Company’s revenue includes multiple revenue streams and the Company’s process to account for and recognize revenue differs between certain revenue streams.

Evaluating the sufficiency of audit evidence over revenue was complex and required a high degree of auditor judgment in designing our audit procedures to ensure sufficiency of audit evidence obtained due to the number of revenue streams and the use of multiple processes, including different revenue information technology (“IT”) systems, to account for and recognize revenue. Subjective auditor judgment was required to evaluate that revenue data was complete and accurate due to these varying IT systems and processes.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the internal controls over the Company’s revenue recognition processes. This included testing controls over management’s review of manual journal entries and revenue related account reconciliations.

Our audit procedures included, among other things, testing the completeness and accuracy of revenue data, testing a sample of revenue transactions to third-party documentation and contracts, where applicable, and reviewing the Company’s revenue related account reconciliations, including vouching cash receipts, where applicable. We also evaluated the Company’s disclosures included in Note 2 and Note 9 to the consolidated financial statements.

We evaluated the sufficiency of audit evidence obtained by assessing the results of procedures performed.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2019.
New York, New York
February 20, 2026

IAC INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	December 31,
	2025	2024
	(In thousands, except par value amounts)
ASSETS
Cash and cash equivalents	$960,211	$1,381,736
Accounts receivable, net	448,814	483,020
Other current assets	135,725	125,208
Current assets of discontinued operations	—	495,072
Total current assets	1,544,750	2,485,036

Buildings, land, equipment, leasehold improvements and capitalized software, net	287,393	313,197
Goodwill	1,791,475	1,993,302
Intangible assets, net of accumulated amortization	465,860	554,473
Investment in MGM Resorts International	2,401,858	2,242,672
Long-term investments	409,240	438,534
Other non-current assets	230,153	324,901
Non-current assets of discontinued operations	—	1,336,529
TOTAL ASSETS	$7,130,729	$9,688,644

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Current portion of long-term debt	$24,500	$35,000
Accounts payable, trade	37,519	53,672
Deferred revenue	50,315	56,560
Accrued expenses and other current liabilities	448,533	509,299
Current liabilities of discontinued operations	—	231,661
Total current liabilities	560,867	886,192

Long-term debt, net	1,401,324	1,435,007
Deferred income taxes	148,602	153,850
Other long-term liabilities	230,913	372,950
Non-current liabilities of discontinued operations	—	536,257

Redeemable noncontrolling interests	25,264	25,415

Commitments and contingencies

SHAREHOLDERS’ EQUITY:
Common Stock, $0.0001 par value; authorized 1,600,000 shares; 83,581 and 84,831 shares issued and 71,555 and 80,481 shares outstanding at December 31, 2025 and 2024, respectively	8	8
Class B common stock, $0.0001 par value; authorized 400,000 shares; 5,789 shares issued and outstanding at December 31, 2025 and 2024	1	1
Additional paid-in capital	5,959,692	6,380,700
Accumulated deficit	(643,000)	(538,974)
Accumulated other comprehensive loss	(11,842)	(11,396)
Treasury stock, 12,026 and 4,350 shares at December 31, 2025 and 2024, respectively	(571,032)	(252,441)
Total IAC shareholders’ equity	4,733,827	5,577,898
Noncontrolling interests	29,932	701,075
Total shareholders’ equity	4,763,759	6,278,973
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$7,130,729	$9,688,644
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31,
	2025	2024	2023
	(In thousands, except per share data)
Revenue	$2,393,189	$2,622,121	$2,919,403
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	809,765	1,002,412	1,219,231
Selling and marketing expense	728,220	738,225	803,325
General and administrative expense	418,523	499,091	518,733
Product development expense	196,021	228,327	237,948
Depreciation	37,510	40,838	80,937
Amortization of intangibles	93,115	141,906	288,012
Goodwill impairment	207,451	—	9,000
Total operating costs and expenses	2,490,605	2,650,799	3,157,186
Operating loss	(97,416)	(28,678)	(237,783)
Interest expense	(120,027)	(135,719)	(137,495)
Unrealized gain (loss) on investment in MGM Resorts International	119,175	(649,178)	721,668
Other income, net	16,359	98,536	46,639
(Loss) earnings from continuing operations before income taxes	(81,909)	(715,039)	393,029
Income tax (provision) benefit	(34,848)	141,871	(98,162)
Net (loss) earnings from continuing operations	(116,757)	(573,168)	294,867
Earnings (loss) from discontinued operations, net of tax	15,287	39,838	(36,550)
Net (loss) earnings	(101,470)	(533,330)	258,317
Net (earnings) loss attributable to noncontrolling interests	(2,556)	(6,567)	7,625
Net (loss) earnings attributable to IAC shareholders	$(104,026)	$(539,897)	$265,942

Per share information from continuing operations:
Basic (loss) earnings per share	$(1.46)	$(6.89)	$3.42
Diluted (loss) earnings per share	$(1.46)	$(6.89)	$3.31

Per share information attributable to IAC common stock and Class B common stock shareholders:
Basic (loss) earnings per share	$(1.30)	$(6.49)	$3.07
Diluted (loss) earnings per share	$(1.30)	$(6.49)	$2.97

Stock-based compensation expense by function:
Cost of revenue	$1,644	$2,219	$1,613
Selling and marketing expense	3,922	2,636	2,488
General and administrative expense	23,303	68,991	64,971
Product development expense	3,444	3,899	4,490
Total stock-based compensation expense	$32,313	$77,745	$73,562
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE OPERATIONS

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Net (loss) earnings	$(101,470)	$(533,330)	$258,317
Other comprehensive income (loss), net of income taxes
Change in foreign currency translation adjustment	3,206	(2,860)	3,428
Change in net unrealized (losses) gains on interest rate swaps	(2,841)	2,003	(696)
Change in net unrealized losses on available-for-sale marketable debt securities	—	(20)	(33)
Total other comprehensive income (loss), net of income taxes	365	(877)	2,699
Comprehensive (loss) income, net of income taxes	(101,105)	(534,207)	261,016
Components of comprehensive (income) loss attributable to noncontrolling interests:
Net (earnings) loss attributable to noncontrolling interests	(2,556)	(6,567)	7,625
Change in foreign currency translation adjustment attributable to noncontrolling interests	(433)	412	(513)
Comprehensive (income) loss attributable to noncontrolling interests	(2,989)	(6,155)	7,112
Comprehensive (loss) income attributable to IAC shareholders	$(104,094)	$(540,362)	$268,128

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Redeemable Noncontrolling Interests	Common Stock, $.0001 par value		Class B Common Stock, $.0001 par value		Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total IAC Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity
		$	Shares	$	Shares
		(In thousands)
Balance at December 31, 2022	$27,235	$8	84,184	$1	5,789	$6,295,080	$(265,019)	$(13,133)	$(85,323)	$5,931,614	$640,920	$6,572,534
Net (loss) earnings	(1,175)	—	—	—	—	—	265,942	—	—	265,942	(6,450)	259,492
Other comprehensive income, net of income taxes	—	—	—	—	—	—	—	2,186	—	2,186	513	2,699
Stock-based compensation expense	—	—	—	—	—	73,562	—	—	—	73,562	48,388	121,950
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	—	281	—	—	(9,814)	—	—	—	(9,814)	—	(9,814)
Issuance of Angi Inc. common stock pursuant to stock-based awards, net of withholding taxes	—	—	—	—	—	(5,620)	—	5	—	(5,615)	(673)	(6,288)
Purchase of IAC treasury stock	—	—	—	—	—	—	—	—	(167,118)	(167,118)	—	(167,118)
Purchase of Angi Inc. treasury stock	—	—	—	—	—	(11,099)	—	—	—	(11,099)	—	(11,099)
Adjustment of noncontrolling interests to redemption amount	7,567	—	—	—	—	(7,567)	—	—	—	(7,567)	—	(7,567)
Adjustment to the liquidation value of Vivian Health preferred shares	—	—	—	—	—	5,527	—	—	—	5,527	(5,527)	—
Other	(249)	—	—	—	—	243	—	—	—	243	(29)	214
Balance at December 31, 2023	$33,378	$8	84,465	$1	5,789	$6,340,312	$923	$(10,942)	$(252,441)	$6,077,861	$677,142	$6,755,003
Net earnings (loss)	587	—	—	—	—	—	(539,897)	—	—	(539,897)	5,980	(533,917)
Other comprehensive loss, net of income taxes	—	—	—	—	—	—	—	(465)	—	(465)	(412)	(877)
Stock-based compensation expense	—	—	—	—	—	77,745	—	—	—	77,745	40,619	118,364
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	—	366	—	—	(14,845)	—	—	—	(14,845)	—	(14,845)
Issuance of Angi Inc. common stock pursuant to stock-based awards, net of withholding taxes	—	—	—	—	—	4,013	—	11	—	4,024	(11,377)	(7,353)
Purchase of Angi Inc. treasury stock	—	—	—	—	—	(28,581)	—	—	—	(28,581)	—	(28,581)
Purchase of noncontrolling interests	—	—	—	—	—	(11,296)	—	—	—	(11,296)	(4,723)	(16,019)
Adjustment of noncontrolling interests to redemption amount	(6,970)	—	—	—	—	6,970	—	—	—	6,970	—	6,970
Adjustment to the liquidation value of Vivian Health preferred shares	—	—	—	—	—	6,154	—	—	—	6,154	(6,154)	—
Other	(1,580)	—	—	—	—	228	—	—	—	228	—	228
Balance at December 31, 2024	$25,415	$8	84,831	$1	$5,789	$6,380,700	$(538,974)	$(11,396)	$(252,441)	$5,577,898	$701,075	$6,278,973

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (CONTINUED)

	Redeemable Noncontrolling Interests	Common Stock, $0.0001 par value		Class B Common Stock, $0.0001 par value		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total IAC Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity
		$	Shares	$	Shares
		(In thousands)
Balance at December 31, 2024	$25,415	$8	84,831	$1	5,789	$6,380,700	$(538,974)	$(11,396)	$(252,441)	$5,577,898	$701,075	$6,278,973
Net earnings (loss)	381	—	—	—	—	—	(104,026)	—	—	(104,026)	2,175	(101,851)
Other comprehensive (loss) income, net of income taxes	—	—	—	—	—	—	—	(68)	—	(68)	433	365
Stock-based compensation expense	—	—	—	—	—	29,163	—	—	—	29,163	2,498	31,661
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	—	1,750	—	—	(70,683)	—	—	—	(70,683)	—	(70,683)
Forfeiture of IAC's former CEO's restricted common stock award	—	—	(3,000)	—	—	—	—	—	—	—	—	—
Withholding taxes paid on IAC's transfer of Angi Inc. Class B shares to its former CEO	—	—	—	—	—	(9,347)	—	—	—	(9,347)	—	(9,347)
Issuance of Angi Inc. Class A common stock pursuant to stock-based awards, net of withholding taxes, prior to the Distribution	—	—	—	—	—	(8,264)	—	4	—	(8,260)	3,688	(4,572)
Purchase of IAC treasury stock	—	—	—	—	—	—	—	—	(318,591)	(318,591)	—	(318,591)
Purchase of Angi Inc. treasury stock prior to the Distribution	—	—	—	—	—	(10,688)	—	—	—	(10,688)	—	(10,688)
Adjustment of noncontrolling interests to redemption amount	(498)	—	—	—	—	498	—	—	—	498	—	498
Adjustment to the liquidation value of Vivian Health preferred shares	—	—	—	—	—	(2,990)	—	—	—	(2,990)	2,990	—
Distribution of IAC's investment in Angi Inc.	—	—	—	—	—	(1,031,998)	—	(382)	—	(1,032,380)	—	(1,032,380)
Elimination of Angi Inc. noncontrolling interest	—	—	—	—	—	682,927	—	—	—	682,927	(682,927)	—
Other	(34)	—	—	—	—	374	—	—	—	374	—	374
Balance at December 31, 2025	$25,264	$8	83,581	$1	5,789	$5,959,692	$(643,000)	$(11,842)	$(571,032)	$4,733,827	$29,932	$4,763,759
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Cash flows from operating activities attributable to continuing operations:
Net (loss) earnings	$(101,470)	$(533,330)	$258,317
Less: Earnings (loss) from discontinued operations, net of tax	15,287	39,838	(36,550)
Net (loss) earnings attributable to continuing operations	(116,757)	(573,168)	294,867
Adjustments to reconcile net (loss) earnings attributable to continuing operations to net cash provided by operating activities attributable to continuing operations:
Goodwill impairment	207,451	—	9,000
Amortization of intangibles	93,115	141,906	288,012
Depreciation	37,510	40,838	80,937
Non-cash lease expense (including right-of-use asset impairments)	36,683	38,663	90,539
Stock-based compensation expense	32,313	77,745	73,562
Deferred income taxes	27,596	(156,659)	88,403
Loss related to the allocation of a disputed gain on a real estate transaction	19,189	—	—
Net losses (gains) on sales of investments and businesses (including unrealized losses on investments)	17,675	(10,493)	18,133
Unrealized (gain) loss on investment in MGM Resorts International	(119,175)	649,178	(721,668)
Net (gains) losses on amendments and early terminations of lease agreements	(42,193)	(232)	361
Increase in the estimated fair value of a warrant	—	(20,393)	(2,832)
Other adjustments, net	11,689	(1,619)	(5,637)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	14,166	(6,398)	12,140
Other assets	1,372	74,929	23,393
Operating lease liabilities	(88,662)	(51,031)	(53,623)
Accounts payable and other liabilities	(58,594)	(8,732)	(106,557)
Income taxes payable and receivable	(2,259)	2,738	(2,677)
Deferred revenue	(7,084)	(4,809)	(9,032)
Net cash provided by operating activities attributable to continuing operations	64,035	192,463	77,321
Cash flows from investing activities attributable to continuing operations:
Capital expenditures	(19,201)	(15,014)	(93,584)
Allocation of Angi Inc. cash in the Distribution	(386,563)	—	—
Purchase of MGM Resorts International common shares	(40,011)	—	—
Net proceeds from the sales of investments and businesses	11,359	177,163	10,861
Purchases of investments	—	(53)	(103,555)
Proceeds from the sale of a portion of the retirement investment fund	13,934	2,326	—
Purchase of retirement investment fund	—	(15,968)	—
Net proceeds from sales of fixed assets	17,458	12,751	29,394
Proceeds from maturities of marketable debt securities	—	375,000	537,500
Purchases of marketable debt securities	—	(221,788)	(443,051)
Net collections of notes receivable	—	11,834	11,297
Other, net	(1,591)	985	9,902
Net cash (used in) provided by investing activities attributable to continuing operations	(404,615)	327,236	(41,236)
Cash flows from financing activities attributable to continuing operations:
Principal payments on Term Loans	(1,434,523)	(67,964)	(30,000)
Net proceeds from Term Loans refinancing	991,451	7,964	—
Proceeds from the issuance of the 2032 Notes	400,000	—	—
Debt issuance and deferred financing costs	(12,937)	(15)	—
Purchases of treasury stock	(315,041)	—	(165,622)
Withholding taxes paid on behalf of employees on net settled stock-based awards	(79,996)	(14,976)	(10,587)
Other, net	43	(1,897)	179
Net cash used in financing activities attributable to continuing operations	(451,003)	(76,888)	(206,030)
Total cash (used in) provided by continuing operations	(791,583)	442,811	(169,945)
Net cash (used in) provided by operating activities attributable to discontinued operations	(2,758)	162,055	112,207
Net cash used in investing activities attributable to discontinued operations	(12,499)	(50,411)	(46,231)
Net cash used in financing activities attributable to discontinued operations	(14,343)	(52,211)	(16,983)
Total cash (used in) provided by discontinued operations	(29,600)	59,433	48,993
Effect of exchange rate changes on cash and cash equivalents and restricted cash	759	(1,230)	1,124
Net (decrease) increase in cash and cash equivalents and restricted cash	(820,424)	501,014	(119,828)
Cash and cash equivalents and restricted cash at beginning of period	1,807,255	1,306,241	1,426,069
Cash and cash equivalents and restricted cash at end of period	$986,831	$1,807,255	$1,306,241
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
Angi Inc. Distribution
On March 31, 2025, IAC completed the spin-off of Angi Inc. (“Angi”) by means of a special dividend (the “Distribution”) of all shares of Angi capital stock held by IAC to holders of its common stock and Class B common stock. Following the Distribution, IAC no longer owns any shares of Angi’s capital stock and Angi became an independent public company. As a result of the Distribution, the consolidated operations of Angi are presented as discontinued operations within IAC’s consolidated financial statements for all periods prior to March 31, 2025. See “Note 17—Discontinued Operations” for additional information.

People Inc.
On July 31, 2025, Dotdash Meredith Inc. was rebranded “People Inc.” and is referred to as such throughout this report (unless the context requires otherwise). Dotdash Meredith Inc. remains the entity’s legal name.
People Inc. is one of the largest digital and print publishers in America and is committed to content—made by people for people—that delights, teaches, inspires and entertains. More than 175 million people trust People Inc. each month to help them make decisions, take action and find inspiration. People Inc.’s over 40 iconic brands include PEOPLE, Better Homes & Gardens, Verywell, Food & Wine, Travel + Leisure, Allrecipes, REAL SIMPLE, Investopedia and Southern Living.
People Inc. has two operating segments: (i) Digital, which includes its digital, mobile and licensing operations; and (ii) Print, which includes its magazine subscription and newsstand operations.
Care.com
Care.com, a leading online destination for families to connect with caregivers for their children, aged parents, pets and homes and for caregivers to connect with families seeking care services. Care.com’s brands include Care for Business, Care.com’s offerings to enterprises, and HomePay.
Search
The Search segment consists of Ask Media Group and Desktop, our legacy desktop search software business. Ask Media Group is a collection of websites providing general search services and information. Ask Media Group’s websites include a mix of search services and/or content targeted to various user or segment demographics.
The Desktop business includes our business-to-business partnership operations and the remaining installed base of our direct-to-consumer downloadable desktop applications.
Emerging & Other
Emerging & Other primarily includes:
•Vivian Health, a platform to efficiently connect healthcare professionals with job opportunities;
•The Daily Beast, a website dedicated to news, commentary, culture and entertainment that publishes original reporting and opinion from its roster of full-time journalists and contributors;

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
•IAC Films, a provider of producer services for feature films, primarily for initial sale and distribution through theatrical releases and video streaming services in the United States (“U.S.”) and internationally; and,
•Mosaic Group, a former developer and provider of global subscription mobile applications, for periods prior to the sale of its assets on February 15, 2024, which was accounted for as a sale of a business, for approximately $160 million.
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
On an ongoing basis, the Company evaluates its estimates, judgments and assumptions, if applicable, including those related to: the fair values of cash equivalents; the carrying value of accounts receivable, including the determination of the allowance for credit losses; the determination of the customer relationship period for certain costs to obtain a contract with a customer; the recoverability of right-of-use assets (“ROU assets”); the useful lives and recoverability of buildings, equipment, leasehold improvements and capitalized software and definite-lived intangible assets; the recoverability of goodwill and indefinite-lived intangible assets; the fair value of equity securities without readily determinable fair values; the fair value of interest rate swaps; contingencies; unrecognized tax benefits; the valuation allowance for deferred income tax assets; pension and post-retirement benefit plan assets and liabilities, including actuarial assumptions regarding discount rates, expected returns on plan assets, inflation and healthcare costs; and the fair value of and forfeiture rates for stock-based awards, among others. The Company bases its estimates, judgments and assumptions on historical experience, its forecasts and budgets and other factors that the Company considers relevant.
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
The Company’s disaggregated revenue disclosures are presented in “Note 9—Segment Information.”
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

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company excludes from the measurement of transaction price all taxes assessed by governmental authorities that are both (i) imposed on and concurrent with a specific revenue-producing transaction and (ii) collected from customers. Accordingly, such tax amounts are not included as a component of revenue or cost of revenue.
Arrangements with Multiple Performance Obligations
The Company’s contracts with customers may include multiple performance obligations. For such arrangements, the Company allocates revenue to each performance obligation based on its relative standalone selling price. The Company determines standalone selling prices based on the prices charged to customers, which are directly observable, or an estimate if not directly observable.
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

Costs to Obtain a Contract with a Customer
The Company uses a portfolio approach to assess the accounting treatment of the incremental costs to obtain a contract with a customer. The Company recognizes an asset if we expect to recover those costs. To the extent that these costs are capitalized, the resultant asset is amortized on a systematic basis consistent with the pattern of the transfer of the services to which the asset relates. The Company has determined that certain costs, primarily commissions paid to employees pursuant to certain sales incentive programs and, for periods prior to the sale of its assets on February 15, 2024, mobile app store fees at Mosaic, meet the requirements to be capitalized as a cost of obtaining a contract.
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

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Summary of Costs to Obtain a Contract with a Customer
The following table presents the capitalized sales commissions at December 31, 2025 and 2024:

	December 31,
	2025	2024
	(In thousands)
Current	$1,012	$1,428
Non-current	979	1,513
Total	$1,991	$2,941
During the years ended December 31, 2025, 2024 and 2023, the Company recognized expense of $1.7 million, $2.1 million and $3.6 million, respectively, related to the amortization of capitalized sales commissions.
Prior to the sale of its assets on February 15, 2024, the Company also recognized expense related to the amortization of capitalized app store fees at Mosaic, which is included in “Cost of revenue” in the statement of operations. During the years ended December 31, 2024 and 2023, the Company recognized expense of $3.1 million and $27.0 million, respectively.
The current and non-current capitalized costs to obtain a contract with a customer are included in “Other current assets” and “Other non-current assets,” respectively, in the balance sheet.
Commissions Paid to Third-Party Agents for the Sales of Magazine Subscriptions
People Inc. uses third-party agents to obtain certain magazine subscribers. The agents are paid a commission, which can be as much as the subscription price charged to the subscriber. People Inc. subscriptions do not have substantive termination penalties; therefore, the contract term is determined on an issue-by-issue basis. Accordingly, these commissions do not qualify for capitalization because there is no contract with a customer until a copy is prepared for shipment, at which point these costs are expensed. In the event a subscriber cancels their subscription, People Inc. recognizes a liability to the extent the commission is refundable to the third-party agent. People Inc. expenses additional amounts paid to agents (such as per subscriber bounties) to acquire subscribers as incurred. Expenses related to third-party agent sales of magazine subscriptions are included in “Selling and marketing expense” in the statement of operations.
People Inc.
People Inc. revenue consists of digital and print revenue. Digital revenue consists principally of advertising, performance marketing and licensing and other revenue. Print revenue consists principally of subscription, advertising, project and other, newsstand and performance marketing revenue.
Digital
Advertising
Advertising revenue is generated primarily through digital advertisements and intent-based advertising targeting capabilities (D/Cipher+), which are sold directly to advertisers or through advertising agencies and programmatic advertising networks. Performance obligations consist of delivering advertisements with a promised number of actions related to the advertisements, such as impressions or clicks, displaying advertisements for an agreed upon amount of time or providing available advertising space. The price is determined by an agreed-upon pricing model such as CPM (cost-per-1,000 impressions), CPC (cost-per-click) or flat fees.
People Inc. recognizes revenue over time as performance obligations are satisfied. Revenue is recognized using an output method based on actions delivered or time elapsed depending on the nature of the performance obligation. People Inc. considers the right to receive consideration from a customer to correspond directly with the value to the customer of People Inc.’s performance completed to date. The customer is invoiced in the month following the month that the advertisements are delivered.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Performance Marketing
Performance marketing revenue includes commissions generated through affiliate commerce, performance marketing services and affinity marketing channels. Affiliate commerce commission revenue is generated when People Inc.’s branded content refers consumers to commerce partner websites resulting in a purchase or transaction. Performance marketing services commission revenue is generated on a cost-per-click or cost-per-action basis. Affiliate commerce and performance marketing services partners are invoiced monthly.
Affinity marketing programs are arrangements where People Inc. acts as an agent for both People Inc. and third-party publishers to market and place magazine subscriptions online for which commission revenue is earned when a subscriber name has been provided to the publisher. People Inc. net settles with the third-party publishers monthly.
Licensing and Other
Licensing and other revenue primarily includes revenue generated through brand and content licensing and similar agreements. Brand licensing generates royalties from long-term trademark licensing agreements with retailers, service providers, publishers and manufacturers. Content licensing royalties are earned from People Inc.’s relationship with Apple News+ as well as other content use and distribution relationships, including utilization in large-language models and other artificial intelligence related activities. Royalties from brand licenses are based on the sale or usage of the branded product, which is recognized over time when the sale or use occurs. Generally, revenues are accrued based on estimated sales and adjusted as actual sales are reported by People Inc.’s partners typically within three months of the initial estimates. Minimum guarantees, if applicable, are generally recognized as revenue over the term of the applicable contract. Royalties from content licenses are recognized as People Inc.’s content is delivered or access to the content is granted.
Print
Subscription
Subscription revenue relates to the sale of People Inc.’s magazines, including digital editions. People Inc.’s subscriptions do not have substantive termination penalties; therefore, the contract term is determined on an issue-by-issue basis. Most of People Inc.’s subscription sales are prepaid at the time of order and may be canceled at any time for a refund of the pro rata portion of the initial subscription. Accordingly, the amounts received from prepaid subscriptions are recorded as a customer deposit liability rather than as deferred revenue. Each issue is a distinct performance obligation and revenue is recognized when the publication is sent to the customer.
Advertising
Advertising revenue primarily relates to the sale of advertising in magazines directly to advertisers or through advertising agencies. Revenue is recognized on the magazine issue’s on-sale date, which is the date the magazine is published. The customer is invoiced, net of agency commissions, once the advertisements are published under normal industry trade terms.
Project and Other
Project and other revenue includes revenue streams that are primarily project based and may relate to any one or combination of the following activities: audience targeted advertising, custom publishing, content strategy and development, email marketing, social media, database marketing and search engine optimization. Depending on the contractual arrangement, revenue is recognized either as the purchased advertising is run on third-party platforms, or over the contractual period when the products do not have an alternate use to the Company or its other clients. Payment terms vary based on the nature of the contract.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Newsstand
Newsstand revenue is related to single copy magazines or bundles of single copy magazines sold to wholesalers for resale on newsstands. Publications sold to magazine wholesalers are sold with the right to receive credit from People Inc. for magazines returned to the wholesaler by retailers. Revenue is recognized based on estimated final sales on the issue’s on-sale date as the date aligns most closely with the date that control is transferred to the wholesaler. Wholesalers are invoiced a percentage of estimated final sales the month after the issue’s initial on-sale date. The previously estimated revenue is adjusted based upon the final sales, which occur when the final amounts are settled under normal industry terms.
Performance Marketing
Performance marketing revenue principally consists of affinity marketing revenue through which People Inc. places magazine subscriptions for third-party publishers. Commissions are earned when a subscriber name has been provided to the publisher and any free trial period is completed, if applicable. People Inc. net settles with these third parties monthly.
Care.com
Care.com consists of consumer and enterprise revenue. Consumer revenue is primarily generated through subscription fees from families and caregivers, both domestically and internationally, for Care.com’s suite of products and services. Consumer also includes revenue generated through Care.com’s comprehensive household payroll and tax support services (HomePay), as well as through contracts with businesses that advertise on its platforms. Subscription fees for consumer services are deferred and recognized over the applicable subscription period, which ranges from one month up to one year. Enterprise revenue is generated primarily through annual contracts with businesses (Care for Business) (employers or re-sellers) who provide access to Care.com’s suite of products and services as an employee benefit. Fees from enterprise contracts include subscription revenue, which is deferred and recognized over the applicable subscription period, and backup care (including child, senior and pet) for employees, which is recognized upon delivery of service.
Search
Ask Media Group revenue consists primarily of advertising revenue generated principally through the display of paid listings in response to search queries, as well as from display advertisements appearing alongside content on its various websites and, to a lesser extent, affiliate commerce commission revenue. Paid listings are advertisements displayed on search results pages that generally contain a link to advertiser websites. The majority of the paid listings displayed by Ask Media Group is supplied to us by Google Inc. (“Google”) pursuant to our services agreement with Google, dated as of October 26, 2015 and as subsequently amended (the “Services Agreement”). Pursuant to this agreement, Ask Media Group businesses transmit search queries to Google, which in turn transmits a set of relevant and responsive paid listings back to these businesses for display in search results. This ad-serving process occurs independently of, but concurrently with, the generation of algorithmic search results for the same search queries. Google paid listings are displayed separately from algorithmic search results and are identified as sponsored listings on search results pages. Paid listings are priced on a price-per-click basis and when a user submits a search query through an Ask Media Group business and then clicks on a Google paid listing displayed in response to the query, Google bills the advertiser that purchased the paid listing and shares a portion of the fee charged to the advertiser with the Ask Media Group business. The Company recognizes paid listing revenue from Google when it delivers the user’s click. In cases where the user’s click is generated due to the efforts of a third-party distributor, we recognize the amount due from Google as revenue and record a revenue share or other payment obligation to the third-party distributor as traffic acquisition costs.
Desktop revenue consists principally of advertising revenue generated through the display of paid listings in response to search queries. The majority of the paid listings displayed are supplied to us by Google in the manner, and pursuant to the Services Agreement, described above.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
On December 10, 2025, the Company received a notice of non-renewal from Google (the “Notice”) of the Services Agreement. The Notice eliminated the one-year automatic extension of the Services Agreement that otherwise would have been effective from April 1, 2026 through March 31, 2027. As a result of the Notice, the Services Agreement is expected to expire in accordance with its terms on March 31, 2026.
The parties are negotiating revised terms to take effect upon the expiration of the Services Agreement, however, the outcome of the discussion with Google, including whether an agreement on revised terms will be proposed or entered into, remains uncertain.
The Services Agreement requires that the Company comply with certain guidelines promulgated by Google. Google may generally unilaterally update its policies and guidelines without advance notice. These updates may be specific to the Services Agreement or could be more general and thereby impact the Company as well as other companies. These policy and guideline updates have rendered obsolete or prohibited certain of our products, services and/or business practices, which have negatively impacted revenue and been costly to address, and which have had, and may be expected to in the future to have, an adverse effect on our business, financial condition and results of operations.
All revenue attributable to the Services Agreement is earned exclusively by the Company’s Search segment. The Company earns certain other advertising revenue from Google that is not attributable to the Services Agreement, and such advertising revenue is not affected by the notice. A portion of the Company’s net cash from operating activities that it can freely access is attributable to revenue earned pursuant to the Services Agreement and other revenue earned from Google.
The following table presents revenue earned by the Company from Google and revenue earned by Search from the Services Agreement:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Google revenue	$334,396	$503,487	$714,958
As a percentage of total revenue	14%	19%	24%

Services Agreement revenue	$210,733	$375,380	$574,212
As a percentage of total Search revenue	99%	97%	91%
As a percentage of total revenue	9%	14%	20%
The following table presents accounts receivable due from Google:

	December 31,
	2025	2024
	(In thousands)
Google related accounts receivable	$20,988	$43,706
As a percentage of total accounts receivable	5%	9%
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

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Daily Beast revenue consists of advertising revenue, which is generated primarily through display advertisements (sold directly and through programmatic advertising networks), in addition to revenue generated through content licensing, in which licensing royalties are earned from the relationship with Apple News+ as well as other content use and distribution relationships, including utilization in large-language models and other AI related activities. Further, to a lesser extent, subscription revenue and affiliate commerce commission and event sponsorship revenue. Fees related to display advertisements are recognized when an advertisement is displayed.
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
Accounts Receivable, Net of the Allowance for Credit Losses
Accounts receivable include amounts billed and currently due from customers. The allowance for credit losses is based upon a number of factors, including the length of time accounts receivable are past due and the Company’s previous loss history. For customers with known financial deterioration (e.g. bankruptcy, liquidation), we evaluate the receivable individually and record a specific reserve to reduce the asset to its expected recoverable amount. Customer payments that are not collected in advance of the transfer of promised services or goods are generally due no later than 30 days from the invoice date, with the exception of invoices at People Inc., which vary by revenue stream as described above.
Deferred Revenue
Deferred revenue consists of payments received or amounts contractually due in advance of the Company's performance obligation. The Company’s deferred revenue is reported on a contract-by-contract basis at the end of each reporting period. The Company classifies deferred revenue as current when the remaining term or expected completion of its performance obligation is one year or less.
The following table presents the changes in deferred revenue:

	Year Ended December 31,
	2025	2024
	(In thousands)
Balance at January 1	$56,633	$93,683
Beginning deferred revenue balance recognized during the period	(55,520)	(67,222)
Net change primarily due to timing of collections and recognition	49,255	54,703
Sale of assets of Mosaic Group on February 15, 2024	—	(24,531)
Balance at December 31	$50,368	$56,633
Non-current deferred revenue was $0.1 million at both December 31, 2025 and 2024, and is included in “Other long-term liabilities” in the balance sheet.
Cash and Cash Equivalents
Cash and cash equivalents include cash, money market funds and time deposits, with maturities of less than 91 days from the date of purchase. Domestically, cash equivalents primarily consist of Aaa-mf and AAAm rated government money market funds. Internationally, cash equivalents primarily consist of Aaa-mf and AAAm rated government money market funds and time deposits, with maturities of less than 91 days from the date of purchase.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Accounting for Investments in Marketable Debt Securities
At times, the Company may invest in marketable debt securities with active secondary or resale markets to ensure portfolio liquidity to fund current operations or satisfy other cash requirements as needed. The Company last purchased marketable debt securities during the year ended December 31, 2024 and at both December 31, 2025 and 2024, there were no marketable debt securities.
Certain Risks and Concentrations
Services Agreement with Google
For a discussion of the Services Agreement and revenue earned by the Company’s Search segment from Google, refer to the Search discussion above under “General Revenue Recognition.”
Equity Price Risk
At December 31, 2025, the Company owns 65.8 million common shares of MGM, including 1.1 million common shares purchased in the fourth quarter of 2025 for $40.0 million, which represents approximately 25.5% of MGM’s common shares outstanding. The Company accounts for its investment in MGM under the equity method of accounting and has elected to account for this investment pursuant to the fair value option. The fair value of the investment in MGM is remeasured each reporting period based upon MGM’s closing stock price on the New York Stock Exchange on the last trading day in the reporting period; any unrealized pre-tax gains or losses are included in the statement of operations. For the years ended December 31, 2025, 2024 and 2023, the Company recorded unrealized pre-tax gains (losses) from its investment in MGM of $119.2 million, $(649.2) million and $721.7 million, respectively.
The cumulative unrealized net pre-tax gain at December 31, 2025 is $1.1 billion. At December 31, 2025 and 2024, the carrying value of the Company’s investment in MGM, which includes the cumulative unrealized pre-tax gains, was $2.4 billion and $2.2 billion, or approximately 34% and 23% of the Company’s consolidated total assets, respectively. A $2.00 increase or decrease in the share price of MGM would result in an unrealized gain or loss, respectively, of $131.6 million. At February 2, 2026, the fair value of the Company’s investment in MGM was $2.2 billion. The Company’s results of operations and financial condition have in the past been and may in the future be materially impacted by increases or decreases in the price of MGM common shares.
Interest Rate Risk
At December 31, 2025, the principal amount of the Company’s outstanding debt totals $1.44 billion. The $1.04 billion principal amount of the Term Loan A-1 due May 14, 2030 (“Term Loan A-1”) and the Term Loan B-2 due June 16, 2032 (“Term Loan B-2”) bear interest at variable rates based upon the secured overnight financing rate (“SOFR”).
People Inc. holds interest rate swaps to manage interest rate risk with a total notional amount of $350 million and which will expire on April 1, 2027 (“Interest Rate Swaps”). If SOFR were to increase or decrease by 100 basis points, the combined annual interest expense on the Term Loan A-1 and the Term Loan B-2, net of the impact related to the $350 million in notional amount of Interest Rate Swaps, would increase or decrease by $6.9 million.
Credit Risk
The Company has counterparty credit risk exposure to the private limited life insurance company, which issued the annuity contracts held by the IPC Pension Scheme (“IPC Plan”), which is the funded pension plan in the United Kingdom (“U.K.”), as well as certain financial institutions that are counterparties to the Interest Rate Swaps. In addition, cash and cash equivalents are maintained with financial institutions and are in excess of any applicable third-party insurance limits, such as the Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation. Money market funds are not insured.
Other Risks
The Company is subject to certain risks and concentrations including certain customers, dependence on third-party technology providers and exposure to risks associated with online commerce security.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Buildings, Land, Equipment, Leasehold Improvements and Capitalized Software
Buildings, land, equipment, leasehold improvements and capitalized software are recorded at cost or at fair value to the extent acquired in a business combination. Repairs and maintenance costs are expensed as incurred. Amortization of leasehold improvements, which is included in “Depreciation” in the statement of operations, and depreciation are computed using the straight-line method over the estimated useful lives of the assets, or, in the case of leasehold improvements, the lease term, if shorter.

Asset Category	Estimated Useful Lives
Buildings	5 to 39 Years
Equipment (including furniture)	3 to 12 Years
Leasehold improvements	2 to 11 Years
Capitalized software	2 to 3 Years

The Company capitalizes certain internal use software costs including external direct costs utilized in developing or obtaining the software and compensation for personnel directly associated with the development of the software. Capitalization of such costs begins when the preliminary project stage is complete and ceases when the project is substantially complete and ready for its intended purpose. The net book value of capitalized internal use software is $11.2 million and $9.7 million at December 31, 2025 and 2024, respectively.
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
Goodwill and Indefinite-Lived Intangible Assets
People Inc. has two operating and reportable segments, which comprise People Inc.’s reporting units, Digital and Print. Care.com and Search are also separate operating and reportable segments and reporting units of the Company. Within Emerging & Other, Vivian Health, The Daily Beast and IAC Films are separate operating segments and reporting units. Goodwill is tested for impairment at the reporting unit level. See “Note 9—Segment Information” for additional information regarding the Company’s method of determining operating and reportable segments.
The Company assesses goodwill and indefinite-lived intangible assets, which are certain trade names and trademarks, for impairment annually at October 1 or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit or the fair value of an indefinite-lived intangible asset below its carrying value.
The Company has the option to perform a qualitative assessment as part of its annual impairment assessment to evaluate whether it is more likely than not that the fair value of the reporting unit and/or the fair value of indefinite-lived intangible assets is less than their respective carrying value(s). If the qualitative assessment concludes that it is more likely than not that fair value is less than carrying value, a quantitative assessment is performed to estimate the fair value of the reporting unit and/or the fair value of indefinite-lived intangible assets. If the carrying value exceeds the estimated fair value, an impairment equal to the excess is recorded. Impairments of indefinite-lived intangible assets are included in “Amortization of intangibles” in the statement of operations.
For the Company’s annual goodwill test as of October 1, 2025, the Company elected to perform a qualitative assessment for each of its reporting units that have goodwill (the Company’s People Inc.’s Print, Search, The Daily Beast and IAC Films reporting units have no goodwill for any period presented). The October 1, 2025 qualitative assessment resulted in no impairments.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The primary factors that the Company considered in its qualitative assessment were (i) the extent to which the most recent estimated fair value exceeded the carrying value for each reporting unit; (ii) the current year actual and forecasted operating results of the reporting unit; and (iii) an evaluation of relevant events and circumstances that may impact earnings or key valuation assumptions of each reporting unit such as cost factors, legal and regulatory environment, macroeconomic and market conditions, and other relevant factors that may affect the fair value of the reporting unit.
During the fourth quarter of 2025, the Company reassessed the fair value of and performed a quantitative test of the Care.com reporting unit and recorded a goodwill impairment of $207.5 million. The Company’s reassessment of goodwill for the Care.com reporting unit was based on current market conditions. The fair value of the reporting unit was determined using observable market participant data. During the fourth quarter of 2024, the Company reassessed the fair value of and performed a quantitative test of all of its reporting units that had goodwill. The Company’s reassessment of the goodwill of all of its reporting units as of December 31, 2024 was due to the decline in the Company’s stock price. No impairments of goodwill were recorded following this reassessment.
The aggregate carrying value of goodwill for which the most recent estimate of the excess of fair value over carrying value is less than 20% is $283.4 million.
Under a quantitative assessment, the fair value of the Company’s reporting units is generally determined using both an income approach based on discounted cash flows (“DCF”) and a market approach when it tests goodwill for impairment. Determining fair value using a DCF analysis requires the exercise of significant judgment with respect to several items, including the amount and timing of expected future cash flows and appropriate discount rates. The expected cash flows used in the DCF analyses were based on the Company’s then most recent forecast and budget and, for years beyond the budget, the Company’s estimates, which were based, in part, on forecasted growth rates. The discount rates used in the DCF analyses were intended to reflect the risks inherent in the expected future cash flows of the respective reporting units. Assumptions used in the DCF analyses, including the discount rate, were assessed based on each reporting unit’s then current results and forecasted future performance, as well as macroeconomic and industry specific factors. The discount rates used for determining the fair values of the Company’s Care.com reporting unit as of October 1, 2024 and People Inc.’s Digital reporting unit and the Company’s Care.com and Vivian Health reporting units as of December 31, 2024 were 14%, 14.5%, 14.5%, and 23%, respectively. Determining fair value using a market approach considers multiples of financial metrics based on both acquisitions and trading multiples of a selected peer group of companies. From the comparable companies, a representative market multiple was determined, which was applied to financial metrics to estimate the fair value of a reporting unit. To determine a peer group of companies for our respective reporting units, we considered companies relevant in terms of consumer use, monetization model, margin and growth characteristics, and brand strength operating in their respective sectors. The October 1, 2024 and 2023 annual assessments of goodwill resulted in no impairments.
For the year ended December 31, 2023, the Company recorded a goodwill impairment of $9.0 million following the Company’s reassessment of the fair value of the Mosaic Group reporting unit (included within Emerging & Other prior to the sale of its assets on February 15, 2024).

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For its annual impairment test as of October 1, 2025, the Company elected to perform a qualitative assessment for each of its indefinite-lived intangible assets. The qualitative assessment as of October 1, 2025 resulted in no impairments. The primary factors that the Company considered in its qualitative assessment were (i) the extent to which the most recent estimated fair value exceeded the carrying value for each indefinite-lived intangible asset; (ii) the current year actual and forecasted operating results considered relevant for each applicable indefinite-lived intangible asset; and (iii) an evaluation of relevant events and circumstances that may impact key valuation assumptions or expected future cash flows of each indefinite-lived intangible asset such as cost factors, legal and regulatory environment, macroeconomic and market conditions, and other relevant factors that may affect the fair value of the indefinite-lived intangible asset.
For the year ended December 31, 2024, the Company performed a quantitative assessment to determine the fair value of each of its indefinite-lived intangible assets as of October 1. When a quantitative test is performed, the Company determines the fair value of indefinite-lived intangible assets using an avoided royalty DCF valuation analysis. Significant judgments inherent in this analysis include the selection of appropriate royalty and discount rates and estimating the amount and timing of expected future cash flows. The discount rates used in the DCF analyses are intended to reflect the risks inherent in the expected future cash flows generated by the respective intangible assets. The royalty rates used in the DCF analyses are based upon an estimate of the royalty rates that a market participant would pay to license the Company’s trade names and trademarks. The future cash flows are based on the Company’s then most recent forecast and budget and, for years beyond the budget, the Company’s estimates, which are based, in part, on forecasted growth rates. Assumptions used in the avoided royalty DCF analyses, including the discount rate and royalty rate, are assessed annually based on the actual and projected cash flows related to the asset, as well as macroeconomic and industry specific factors. The discount rates used in the Company’s indefinite-lived quantitative impairment assessment in 2024 ranged from 13.5% to 14% and the royalty rates used ranged from 2% to 8%. The October 1, 2024 annual assessment of indefinite-lived intangible assets resulted in no impairments. The October 1, 2023 quantitative assessment of indefinite-lived intangible assets identified an impairment of $79.9 million related to certain other indefinite-lived trade name intangible assets in People Inc.’s Digital segment. The discount rate used to value these trade names was 15.5% and the royalty rate was 6%.
During the first quarter of 2024, the Company determined that a projected reduction in future revenue related to certain indefinite-lived trade name intangible assets with a carrying value of $20.7 million in the People Inc.’s Digital segment resulted in a change in classification to definite-lived intangible assets to be amortized over their respective useful lives. There was no impairment recorded in connection with the change in classification.
During the third quarter of 2023, the Company determined that a projected reduction in future revenue related to a certain indefinite-lived trade name intangible asset in the People Inc.’s Digital segment was an indicator of possible impairment. Following the identification of the indicator, the Company updated its calculation of the fair value of the indefinite-lived intangible asset and recorded an impairment of $7.6 million. The discount rate used to value the trade name was 16% and the royalty rate was 8%. A quantitative assessment of this indefinite-lived trade name intangible asset was prepared as of October 1, 2023; this test resulted in no additional impairment as its carrying value approximates its fair value.
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
During the first quarter of 2025, People Inc. amended a lease for the surrender of certain unoccupied office space early, for a total payment of $43.1 million, consisting of equal payments paid in January and April 2025. During the third quarter of 2025, People Inc. entered into an additional amendment to the lease, which provided for the surrender of additional office space early for a total payment of $8.5 million. As of December 31, 2025, $4.3 million remains outstanding and was paid in January 2026. Prior to these amendments, the lease for this office space would have expired in 2032. People Inc. recorded a total net gain related to these amendments of $41.5 million, which is reflected in “General and administrative expense” in the statement of operations. The ROU asset of the amended lease had been previously impaired in prior years.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
During the first quarter of 2023, due to the continued decline in the commercial real estate market, People Inc. recorded impairment charges of $70.0 million related to certain unoccupied leased office space consisting of impairments of $44.7 million of an ROU asset and $25.3 million of the related leasehold improvements, furniture and equipment.
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
Accounting for Investments in Equity Securities
The Company’s equity securities, other than those of its consolidated subsidiaries and those accounted for under the equity method, are accounted for at fair value under the measurement alternative in accordance with ASC Subtopic 321, Investments - Equity Securities, with any changes to fair value recognized in “Other income, net” in the statement of operations each reporting period. Under the measurement alternative, equity investments without readily determinable fair values are carried at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar securities of the same issuer; fair value is generally determined based on a market approach as of the transaction date. A security will be considered identical or similar if it has identical or similar rights to the equity securities held by the Company. The Company reviews its investments in equity securities without readily determinable fair values for impairment each reporting period when there are qualitative factors or events that indicate possible impairment. Factors the Company considers in making this determination include negative changes in industry and market conditions, financial performance, business prospects, and other relevant events and factors. When indicators of impairment exist, the Company prepares quantitative assessments of the fair value of its investments in equity securities, which require judgment and the use of estimates. When the Company’s assessment indicates that the fair value of the investment is below its carrying value, the Company writes down the investment to its fair value and records the corresponding charge in “Other income, net” in the statement of operations.
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
Assets measured at fair value on a nonrecurring basis
The Company’s non-financial assets, such as goodwill, intangible assets, ROU assets, buildings, equipment, leasehold improvements and capitalized software are adjusted to fair value only when an impairment is recognized. The Company’s financial assets, comprising equity securities without readily determinable fair values, are adjusted to fair value when observable price changes are identified or an impairment is recognized. Such fair value measurements are based predominantly on Level 3 inputs. Refer to “Goodwill and Indefinite-Lived Intangible Assets” and “Long-Lived Assets” above for a description of impairment charges.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Advertising Costs
Advertising costs are expensed in the period incurred (when the advertisement first runs for production costs that are initially capitalized) and primarily represent online marketing, including fees paid to search engines, social media sites and other online marketing platforms, offline marketing, which is primarily television, streaming and radio advertising within our Care.com segment and direct-mail costs for magazine subscription acquisition efforts at People Inc. Advertising expense is $327.8 million, $317.2 million and $395.9 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Legal Costs
Legal costs, other than certain costs incurred to obtain financing, which are generally capitalized, are expensed as incurred.
Interest Rate Swaps
People Inc.’s Interest Rate Swaps have been designated as cash flow hedges and People Inc. applies hedge accounting to these contracts in accordance with FASB ASC Topic 815, Derivatives and Hedging. See “Note 6—Long-Term Debt” for a detailed description of long-term debt.
People Inc. assessed hedge effectiveness at the time of entering into these agreements and determined the Interest Rate Swaps are expected to be highly effective. The Company evaluates the hedge effectiveness of the Interest Rate Swaps quarterly, or more frequently, if necessary, by verifying (i) that the critical terms of the Interest Rate Swaps continue to match the critical terms of the hedged interest payments and (ii) that it is probable the counterparties will not default. If the two requirements are met, the Interest Rate Swaps are determined to be effective and all changes in the fair value of the Interest Rate Swaps are recorded in “Accumulated other comprehensive loss.” As cash flow hedges, the Interest Rate Swaps are recognized at fair value on the balance sheet as either assets or liabilities, with the changes in fair value recorded in “Accumulated other comprehensive loss” in the balance sheet. Realized gains or losses are reclassified into “Interest expense” in the statement of operations. The cash flows related to interest settlements of the hedged monthly interest payments are classified as operating activities in the statement of cash flows, consistent with the interest expense on the related Term Loan B-2 and the Term Loan B-1. See “Note 8—Accumulated Other Comprehensive Loss” for the net unrealized gains and losses before reclassifications in “Accumulated other comprehensive loss” and realized gains reclassified into “Interest expense” for the years ended December 31, 2025, 2024 and 2023.
Original Issue Discount, Debt Issuance Costs and Deferred Financing Costs
Costs incurred to obtain financing are generally deferred and amortized to “Interest expense” in the statement of operations over the related financing period using the effective interest method. The Company records debt issuance costs as a direct reduction of the carrying value of the related debt. Financing costs related to the undrawn revolving credit facility are included in “Other non-current assets” in the balance sheet.
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

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Pensions and Post-Retirement Benefits
In connection with the acquisition of Meredith Holdings Corporation (“Meredith”) in December 2021, the Company assumed certain pension plan obligations. The funded plan in the U.K., the IPC Plan, and the funded plan in the U.S. were the two largest of these pension plans. The U.S. funded plan was terminated as of December 31, 2022 and fully settled in 2024.
The IPC Plan relates to a business that was sold by Meredith Corporation prior to December 2021. The IPC Plan has entered into two annuity contracts designed to provide payments equal to all future designated contractual benefit payments to covered participants. The value of these annuity contracts and the liabilities with respect to participants are expected to match. There are no active participants in the IPC Plan or the unfunded pension plan in the U.K. so there are no service costs with respect to these plans. Given the expected matching of assets and liabilities, People Inc. is not expected to be required to make additional contributions to the IPC Plan, however, People Inc. is expected to be required to provide funding to cover the IPC Plan’s operating expenses.
The U.S. unfunded plan was frozen with respect to new participants January 1, 2018 and was frozen for active participants as of December 31, 2024, and therefore, has no service costs in 2025 or in the future. Pension benefits for the U.S. unfunded plan are based on formulas that reflect pay credits allocated to participants’ accounts based on years of benefit service and annual pensionable earnings.
The unfunded plan in the U.S. and the unfunded plan in the U.K. are funded as payments are made to the plan participants, which can include the purchase of annuity contracts. Separately, the Company provides health care benefits for certain employees in the U.S. upon their retirement. This plan is the only plan with active participants accruing benefits based upon service and the expected cost of which is accrued over the period that the employees render service; this plan is funded as claims are paid. The service costs were less than $1 thousand for the year ended December 31, 2025; there are only four active participants in this plan accruing benefits as of December 31, 2025.
The Company utilizes a mark-to-market approach to account for pension and post-retirement benefits. Under this approach, the Company recognizes changes in the fair value of plan assets and liabilities and actuarial gains or losses in the fourth quarter of each fiscal year or whenever a plan is required to be remeasured. Events requiring a plan remeasurement are recognized in the quarter in which the remeasurement event occurs. The remaining components of pension and other post-retirement plan net periodic benefit cost (credit) are recorded on a quarterly basis.
The discount rate for the IPC Plan is an effective insurance settlement rate, using the estimated discount rates inherent in the annuity contracts at each measurement date. The discount rates utilized for the U.S. unfunded plan, post-retirement plan and unfunded U.K. plan were based on the investment yields of high-quality corporate bonds available in the marketplace with maturities equal to projected cash flows of future benefit payments as of the measurement date.
See “Note 11—Pension and Post-Retirement Benefit Plans” for additional information.
Earnings Per Share
Basic net earnings (loss) per share (“EPS”) is computed by dividing net earnings (loss) attributable to holders of IAC common stock and Class B common stock by the weighted-average number of shares of common stock and Class B common stock outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vested resulting in the issuance of common stock that could share in the earnings of the Company. See “Note 13—(Loss) Earnings Per Share” for additional information on dilutive securities.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Foreign Currency Translation and Transaction Gains and Losses
The Company’s financial operations and operating results are principally derived from operations in the U.S. The financial position and operating results of foreign entities are based on their local currency and are consolidated using the local currency as the functional currency. These local currency assets and liabilities are translated at the rates of exchange as of the balance sheet date, and local currency revenue and expenses of these operations are translated at average rates of exchange during the period. Translation gains and losses are included in “Accumulated other comprehensive loss” as a component of shareholders’ equity. Foreign transaction exchange gains and losses resulting from assets and liabilities denominated in a currency other than the functional currency are included in the statement of operations as a component of “Other income, net” and were not material for the years ended December 31, 2025, 2024 and 2023. Translation gains and losses relating to foreign entities that were liquidated or substantially liquidated are reclassified out of accumulated other comprehensive (loss) income into earnings. See “Note 8—Accumulated Other Comprehensive Loss” for additional information.
Stock-Based Compensation
Stock-based compensation is measured at the grant date based on the fair value of the award and is generally expensed over the requisite service period. See “Note 10—Stock-Based Compensation” for a discussion of the Company’s stock-based compensation plans.
Redeemable Noncontrolling Interests
Noncontrolling interests in the subsidiaries of the Company are ordinarily reported on the balance sheet within shareholders’ equity, separately from the Company’s equity. However, securities that are redeemable at the option of the holder and not solely within the control of the issuer must be classified outside of shareholders’ equity. Accordingly, all noncontrolling interests that are redeemable at the option of the holder are presented outside of shareholders’ equity in the balance sheet.
In connection with the acquisition of certain subsidiaries, management of these businesses has retained an ownership interest. The Company is party to fair value put and call arrangements with respect to these interests. These put and call arrangements allow management of these businesses to require the Company to purchase their interests or allow the Company to acquire such interests at fair value, respectively. The put arrangements do not meet the definition of a derivative instrument as the put agreements do not provide for net settlement. These put and call arrangements become exercisable by the Company and the counterparty at various dates in the future. There were no arrangements exercised during the years ended December 31, 2025, 2024 and 2023. These put arrangements are exercisable by the counterparty outside the control of the Company. Accordingly, to the extent that the redemption amount of these interests exceeds the value determined by normal noncontrolling interest accounting, the value of such interests is adjusted to the redemption amount with a corresponding adjustment to additional paid-in capital. During the years ended December 31, 2025, 2024 and 2023, the Company recorded adjustments of $(0.5) million, $(7.0) million and $7.6 million, respectively, to (decrease) increase these interests to their redemption amounts. Adjustments to these interests require high levels of judgment and are based on various valuation techniques, including market comparables and discounted cash flow projections.
Recent Accounting Pronouncements
Recent Accounting Pronouncements Adopted by the Company
Accounting Standards Update (“ASU”) No. 2023-09—Income Taxes (Topic 740)—Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU No. 2023-09, which established required categories and a quantitative threshold for the annual tabular rate reconciliation disclosures and disaggregated jurisdictional disclosures of income taxes paid. The Company retrospectively adopted ASU No. 2023-09 in its financial statements effective for the year ended December 31, 2025. See “Note 12—Income Taxes” for the updated disclosures.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Recent Accounting Pronouncements Not Yet Adopted by the Company
ASU No. 2024-03—Income Statement-Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40)—Disaggregation of Income Statement Expenses
In November 2024, the FASB issued ASU No. 2024-03, which is intended to provide users of financial statements with more decision-useful information about expenses of a public business entity, primarily through enhanced disclosures of certain components of expenses commonly presented within captions on the statement of operations, such as purchases of inventory, employee compensation, depreciation and amortization, as well as a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. ASU No. 2024-03 also requires disclosure of the total amount of selling expenses and, in annual reporting periods, the definition of selling expenses. ASU No. 2024-03 is effective for fiscal years beginning after December 15, 2026 and for interim periods beginning after December 15, 2027. Early adoption is permitted and ASU No. 2024-03 may be applied either prospectively or retrospectively. ASU No. 2024-03 does not affect the Company’s results of operations, financial condition or cash flows. The Company plans to apply ASU 2024-03 on a prospective basis and does not plan to early adopt ASU No. 2024-03; the Company is currently assessing its impact on its disclosures.
ASU No. 2025-06—Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40): Targeted Improvements to Accounting for Internal-Use Software
In September 2025, the FASB issued ASU No. 2025-06, which amends the existing standard by removing references to software development project stages and clarifying the criteria for capitalization. ASU No. 2025-06 is effective for fiscal years beginning after December 15, 2027 and for interim periods within those fiscal years. Early adoption is permitted, and ASU No. 2025-06 may be applied prospectively, retrospectively or with a modified transition approach. The Company expects to adopt ASU No. 2025-06 on a prospective basis and is assessing its impact on its results of operations, financial condition and cash flows.
NOTE 3—FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
Investment in MGM Resorts International

	December 31,
	2025	2024
	(In thousands)
Investment in MGM	$2,401,858	$2,242,672
See “Equity Price Risk” under “Note 2—Summary of Significant Accounting Policies” for further discussion of the Company’s investment in MGM.
Long-term Investments
Long-term investments consist of:

	December 31,
	2025	2024
	(In thousands)
Equity securities without readily determinable fair values	$409,240	$438,534
Total long-term investments	$409,240	$438,534

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Equity Securities without Readily Determinable Fair Values
The following table presents a summary of unrealized pre-tax gains and losses recorded in “Other income, net” in the statement of operations as adjustments to the carrying value of equity securities without readily determinable fair values held at December 31, 2025 and 2024.

	Year Ended December 31,
	2025	2024
	(In thousands)
Upward adjustments (gross unrealized pre-tax gains)	$—	$1,901
Downward adjustments including impairments (gross unrealized pre-tax losses)	(29,245)	(34,218)
Total	$(29,245)	$(32,317)
The cumulative upward and downward adjustments (including impairments) to the carrying value of equity securities without readily determinable fair values held at December 31, 2025 were $31.4 million and $171.2 million, respectively.
Realized and unrealized pre-tax gains and losses for the Company’s investments without readily determinable fair values for the years ended December 31, 2025, 2024 and 2023 are as follows:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Realized pre-tax gains, net, for equity securities sold	$11,247	$8,943	$89
Unrealized pre-tax losses, net, on equity securities held	(29,245)	(32,317)	(20,236)
Total pre-tax losses, net recognized	$(17,998)	$(23,374)	$(20,147)
All pre-tax gains and losses on equity securities without readily determinable fair values, realized and unrealized, are recognized in “Other income, net” in the statement of operations.
Fair Value Measurements
The following tables present the Company’s financial instruments that are measured at fair value on a recurring basis:

	December 31, 2025
	Level 1	Level 2	Level 3	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$743,243	$—	$—	$743,243
Time deposits	—	20,689	—	20,689
Investment in MGM	2,401,858	—	—	2,401,858
Total	$3,145,101	$20,689	$—	$3,165,790

Liabilities:
Other long-term liabilities:
Interest Rate Swaps(a)	$—	$(2,018)	$—	$(2,018)
_____________________
(a)    The fair value of Interest Rate Swaps was determined using DCF derived from observable market prices, including swap curves, which are Level 2 inputs. See “Note 6—Long-term Debt” for additional information.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2024
	Level 1	Level 2	Level 3	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$1,130,095	$—	$—	$1,130,095
Time deposits	—	18,098	—	18,098
Other current assets:
Retirement investment fund(b)	—	13,763	—	13,763
Investment in MGM	2,242,672	—	—	2,242,672
Other non-current assets:
Interest Rate Swaps(a)	—	1,715	—	1,715
Total	$3,372,767	$33,576	$—	$3,406,343
_____________________
(b)    See “Note 11—Pension and Post-Retirement Benefit Plans” for additional information.
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
The following table presents the changes in the warrant, which was measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Year Ended December 31, 2024

(In thousands)
Balance at January 1	$49,631
Total net gains:
Fair value adjustments included in earnings	20,393
Settlements	(70,024)
Balance at December 31	$—

Financial instruments measured at fair value only for disclosure purposes
The total fair value of the outstanding long-term debt, including the current portion, is estimated using observable market prices or indices for similar liabilities, which are Level 2 inputs, and was approximately $1.33 billion and $1.49 billion at December 31, 2025 and 2024, respectively.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 4—GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets, net are as follows:

	December 31,
	2025	2024
	(In thousands)
Goodwill	$1,791,475	$1,993,302
Intangible assets with indefinite lives	345,451	345,451
Intangible assets with definite lives, net of accumulated amortization	120,409	209,022
Total goodwill and intangible assets, net	$2,257,335	$2,547,775
The following table presents the balance of goodwill by reportable segment, including the changes in the carrying value of goodwill and accumulated impairment losses, for the year ended December 31, 2025:

	Balance at December 31, 2024	Additions	Impairment	Balance at December 31, 2025	Accumulated Impairment Losses at December 31, 2025
	(In thousands)
People Inc.
Digital	$1,497,642	$5,624	$—	$1,503,266	$(198,329)
Total People Inc.	1,497,642	5,624	—	1,503,266	(198,329)

Care.com	490,896	—	(207,451)	283,445	(207,451)
Search	—	—	—	—	(981,308)
Emerging & Other	4,764	—	—	4,764	—
Total	$1,993,302	$5,624	$(207,451)	$1,791,475	$(1,387,088)
The addition at People Inc. Digital is due to the acquisition of Feedfeed on October 1, 2025. The allocation of the purchase price to the assets acquired and liabilities assumed is still in process of being assessed and is expected to be completed in the first quarter of 2026. During the fourth quarter of 2025, the Company reassessed the fair value of and performed a quantitative test of the Care.com reporting unit and recorded a goodwill impairment of $207.5 million. The Company’s reassessment of goodwill for the Care.com reporting unit was based on current market conditions. The fair value of the reporting unit was determined using observable market participant data. See “Note 2—Summary of Significant Accounting Policies” for further discussion of the Company’s assessments of impairment of goodwill. As a result of impairments previously recorded, the Search reportable segment has no goodwill.
The following table presents the balance of goodwill by reportable segment, including the changes in the carrying value of goodwill and accumulated impairment losses, for the year ended December 31, 2024:

	Balance at December 31, 2023	Deductions	Balance at December 31, 2024	Accumulated Impairment Losses at December 31, 2024
	(In thousands)
People Inc.
Digital	$1,497,642	$—	$1,497,642	$(198,329)
Total People Inc.	1,497,642	—	1,497,642	(198,329)

Care.com	490,896		490,896	—
Search	—	—	—	(981,308)
Emerging & Other	149,345	(144,581)	4,764	—
Total	$2,137,883	$(144,581)	$1,993,302	$(1,179,637)

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Deductions at Emerging & Other are due to the sale of assets of Mosaic Group on February 15, 2024.
At December 31, 2025 and 2024, intangible assets with definite lives are as follows:

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-Average Useful Life
	(In thousands)			(Years)
Advertiser relationships	$298,400	$(259,647)	$38,753	5.0
Licensee relationships	171,000	(143,895)	27,105	4.9
Trade names	140,121	(98,711)	41,410	8.3
Content	104,939	(104,939)	—	2.9
Technology	61,565	(61,565)	—	2.1
Customer lists and user base	35,427	(23,248)	12,179	9.2
Professional relationships	1,100	(138)	962	2.0
Total	$812,552	$(692,143)	$120,409	5.2

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-Average Useful Life
	(In thousands)			(Years)
Advertiser relationships	$297,000	$(211,694)	$85,306	5.0
Licensee relationships	171,000	(123,115)	47,885	4.9
Trade names	138,118	(77,639)	60,479	8.3
Content	104,939	(104,939)	—	2.9
Technology	91,900	(91,900)	—	2.0
Customer lists and user base	68,084	(52,732)	15,352	6.4
Professional relationships	800	(800)	—	4.0
Total	$871,841	$(662,819)	$209,022	5.1
At December 31, 2025, amortization of intangible assets with definite lives for each of the next five years and thereafter is estimated to be as follows:

Year Ending December 31,	(In thousands)
2026	$74,240
2027	16,214
2028	6,178
2029	6,019
2030	4,709
Thereafter	13,049
Total	$120,409

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5—LEASES
The Company primarily leases office space used in connection with its operations under various operating leases, the majority of which contain escalation clauses.
ROU assets represent the Company’s right to use the underlying assets for the lease term and lease liabilities represent the present value of the Company’s obligation to make payments arising from these leases. ROU assets and related lease liabilities are based on the present value of fixed lease payments over the lease term using the Company’s and People Inc.’s respective incremental borrowing rates on the lease commencement date or the date of acquisition for any leases acquired in connection with a business combination. The Company combines the lease and non-lease components of lease payments in determining ROU assets and related lease liabilities. If the lease includes one or more options to extend the term of the lease, the renewal option is considered in the lease term if it is reasonably certain the Company will exercise the option(s). Lease expense is recognized on a straight-line basis over the term of the lease. As permitted by ASC Topic 842, Leases, leases with an initial term of twelve months or less (“short-term leases”) are not recorded on the balance sheet.
Variable lease payments consist primarily of common area maintenance, utilities and taxes, which are not included in the recognition of ROU assets and related lease liabilities. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
The following table presents the balances of ROU assets and lease liabilities within the balance sheet:

		December 31,
Leases	Balance Sheet Classification	2025	2024
		(In thousands)
Assets:
ROU assets	Other non-current assets	$158,630	$224,759

Liabilities:
Current lease liabilities	Accrued expenses and other current liabilities	$39,506	$49,231
Long-term lease liabilities	Other long-term liabilities	160,451	309,160
Total lease liabilities		$199,957	$358,391
The following table presents the net lease expense within the statement of operations:

		Year Ended December 31,
Lease Expense	Statement of Operations Classification	2025	2024	2023
		(In thousands)
Fixed lease expense	Cost of revenue	$545	$739	$316
Fixed lease expense	Selling and marketing expense	494	470	2,246
Fixed lease expense	General and administrative expense	(1,859)	44,461	98,698
Fixed lease expense	Product development expense	331	400	259
Total fixed lease expense(a)		(489)	46,070	101,519
Variable lease expense	Selling and marketing expense	—	—	43
Variable lease expense	General and administrative expense	9,085	15,118	14,514
Total variable lease expense		9,085	15,118	14,557
Net lease expense		$8,596	$61,188	$116,076

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
_____________________
(a) The year ended December 31, 2025 includes net gains of $41.5 million resulting from the amendments to a lease, which provided for the surrender of certain office space early and is included in “General and administrative expense” in the statement of operations. The year ended December 31, 2023 includes a $44.7 million lease impairment charge related to certain unoccupied leased office space due to the continued decline in the commercial real estate market, which is included in “General and administrative expense” in the statement of operations. The years ended December 31, 2025, 2024 and 2023 also include (i) $9.6 million, $11.8 million and $11.4 million, respectively, of sublease income, (ii) $2.9 million, $0.1 million and $3.5 million, respectively, of additional lease impairments, (iii) $0.7 million, $0.9 million and $1.3 million, respectively, of short-term lease expense and (iv) $(0.1) million, $0.2 million and $(0.4) million, respectively, of additional net (losses) gains on terminations of leases. See “Note 2—Summary of Significant Accounting Policies” for additional information on the amendments of lease agreements and impairment charges of ROU assets.
Maturities of lease liabilities at December 31, 2025(b) are summarized below:

Year Ending December 31,	(In thousands)
2026	$50,256
2027	35,672
2028	35,766
2029	34,477
2030	33,788
Thereafter	50,690
Total	240,649
Less: Interest	40,692
Present value of lease liabilities	$199,957
_____________________
(b) At December 31, 2025, there were no legally binding minimum lease payments for leases signed but not yet commenced.
The following are the weighted average assumptions used for lease term and discount rate:

	December 31,
	2025	2024
Remaining lease term	6.1 years	7.2 years
Discount rate	6.25%	4.97%
The following is the supplemental cash flow information:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
ROU assets obtained in exchange for lease liabilities	$7,186	$9,339	$2,152
Derecognition of ROU assets due to termination or modification	$(36,539)	$(47)	$(28,747)
Cash paid for amounts included in the measurement of lease liabilities	$101,734	$69,684	$74,898

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 6—LONG-TERM DEBT
The Company’s long-term debt is a liability of People Inc. and consists of:

	December 31,
	2025	2024
	(In thousands)
Term Loan A-1 due May 14, 2030	$341,250	$—
Term Loan B-2 due June 16, 2032	700,000	—
7.625% Senior Secured Notes due June 15, 2032; interest payable each June 15 and December 15	400,000	—
Term Loan A due December 1, 2026	—	297,500
Term Loan B-1 due December 1, 2028	—	1,182,500
Total long-term debt	1,441,250	1,480,000
Less: current portion of long-term debt	24,500	35,000
Less: original issue discount	3,397	3,512
Less: unamortized debt issuance costs	12,029	6,481
Total long-term debt, net	$1,401,324	$1,435,007
On November 26, 2024, People Inc. entered into Amendment No. 1 to the Credit Agreement (“Amendment No. 1”), which governed both the Term Loan A and the then existing revolving credit facility, and replaced $1.18 billion of the then outstanding Term Loan B principal with an equal amount of the Term Loan B-1 due December 1, 2028. On May 14, 2025, People Inc. entered into the Incremental Assumption Agreement and Amendment No. 2 to the Credit Agreement (“Amendment No. 2”), which (1) replaced $288.8 million of the then outstanding Term Loan A due December 1, 2026 with $350 million of the Term Loan A-1 and (2) provided for a new five-year $150 million revolving credit facility (“Revolving Facility”) that expires on May 14, 2030, which replaced the then existing revolving credit facility that would have expired on December 1, 2026. On June 16, 2025, People Inc. completed the refinancing and replacement of its then outstanding $1.18 billion Term Loan B-1 due December 1, 2028 with a combination of $700 million of the Term Loan B-2 and $400 million of the 7.625% Senior Secured Notes due June 15, 2032 (“2032 Notes”). On June 16, 2025, People Inc. also entered into an indenture that governs the 2032 Notes (the “Indenture”) and the Credit Agreement and Second Amendment to the Security Agreement (“Amendment No. 3”), which governs the new Term Loan A-1, Term Loan B-2 and Revolving Facility. The Term Loan A, Term Loan A-1, Term Loan B, Term Loan B-1 and Term Loan B-2 are collectively referred to herein as the “Term Loans.” In addition to extending the maturity dates of People Inc.’s debt, the refinancing transactions resulted in a net decrease in debt of $21.3 million, which was funded by cash on hand.
During the second quarter of 2025, People Inc. recorded an extinguishment loss of $8.5 million to write off a pro-rata amount of unamortized capitalized costs and the original issue discount related to the previously outstanding Term Loans and the then existing revolving credit facility as a result of the refinancing transactions. Debt issuance costs and original issuance discount related to the refinancing transactions of $12.9 million and $3.5 million, respectively, were recorded and are presented as a reduction of the carrying value of the related debt in the balance sheet. The deferred financing costs of $0.8 million related to the Revolving Facility were capitalized and are included in “Other non-current assets” in the balance sheet. The extinguishment loss is recorded in “Interest expense” in the statement of operations. Fees incurred of $0.6 million that did not qualify for capitalization are recorded in “Other income, net” in the statement of operations.
People Inc. has never made any borrowings under any of its revolving credit facilities. The annual commitment fee on undrawn funds is based on People Inc.’s most recently reported consolidated net leverage ratio, as defined in the governing agreements, and was 35 and 40 basis points at December 31, 2025 and 2024, respectively. Any borrowings under the Revolving Facility would bear interest, at People Inc.’s option, at either a base rate or SOFR, plus an applicable margin, which is based on People Inc.’s consolidated net leverage ratio.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As of the last day of any calendar quarter, subject to certain exemptions and increases for qualifying material acquisitions, the governing agreements require People Inc. to maintain a consolidated net leverage ratio as of the last day of such quarter of no greater than 5.5 to 1.0, all as defined in the governing agreements. The governing agreements contain additional covenants that would limit People Inc.’s ability to pay dividends, incur incremental secured indebtedness or make distributions or certain investments in the event a default has occurred or if People Inc.’s consolidated net leverage ratio exceeds 4.0 to 1.0, subject to certain available amounts, all as defined in the governing agreements. As a result, the Company may not be able to freely access People Inc.’s cash. People Inc.’s consolidated net leverage ratio was less than 4.0 to 1.0 for the test periods ended December 31, 2025 and 2024.
The governing agreements allow the Company to contribute cash to People Inc., which the Company has done in the past and may do so in the future, to provide, among other things, additional liquidity to improve People Inc.’s consolidated net leverage ratios for any test period, which may result in improved interest rates on the Term Loan A-1 and reduced commitment fees on the Revolving Facility. The governing agreements also allow People Inc. to make distributions to the Company in amounts not to exceed these capital contributions, provided that no default has occurred and is continuing. During the years ended December 31, 2025, 2024 and 2023, the Company made total contributions of $135 million, $125 million and $510 million, respectively, to People Inc. Each of these payments occurred immediately prior to the end of a quarter, thereby improving the consolidated net leverage ratios. These amounts were distributed to the Company by People Inc. early in the subsequent quarter. There were no contributions by the Company in the quarters ended December 31, 2025 and 2024. In January 2024, People Inc. distributed $105 million to the Company related to the Company’s contribution in December 2023. The consolidated net leverage ratio during 2025 was less than 4.0 to 1.0 when calculated with or without the contributions during 2025. The consolidated net leverage ratio during 2024 and 2023 was greater than 4.0 to 1.0 but less than 5.5 to 1.0 when calculated with or without the contributions during 2024 and 2023.
The obligations under the governing agreements are guaranteed by certain of People Inc.’s wholly-owned domestic subsidiaries and are secured by substantially all of the assets of People Inc. and those subsidiaries.
Long-term Debt Maturities
The Term Loan A-1 requires quarterly principal payments, which commenced September 30, 2025, of $4.4 million through December 31, 2027, $8.8 million thereafter through December 31, 2028 and $13.1 million thereafter through maturity. The Term Loan B-2 requires quarterly principal payments of $1.8 million commencing March 31, 2026 through maturity. Annually, the Term Loan B-2 may require additional principal payments as part of an excess cash flow sweep provision, the amount of which is determined, in part, by People Inc.’s applicable net leverage ratio and is further subject to the excess cash flow exceeding certain thresholds as defined in the governing agreements. No such payment was required on the Term Loan B-1 related to the periods ended December 31, 2025 and 2024.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Long-term debt maturities at December 31, 2025 are summarized in the table below:

Year Ending December 31,	(In thousands)
2026	$24,500
2027	24,500
2028	42,000
2029	59,500
2030	225,750
Thereafter	1,065,000
Total	1,441,250
Less: current portion of long-term debt	24,500
Less: original issue discount	3,397
Less: unamortized debt issuance costs	12,029
Total long-term debt, net	$1,401,324
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
Interest Rates and Interest Rate Swaps
Prior to the effectiveness of Amendment No. 2 and Amendment No. 3, the Term Loan A bore interest at an adjusted term SOFR plus an applicable margin depending on the People Inc.’s most recently reported consolidated net leverage ratio, each as defined in the governing agreements. The adjustment to SOFR was fixed at 0.10% under Amendment No. 1, and such adjustment was removed upon the execution of Amendment No. 2. At December 31, 2025, the Term Loan A-1 bore interest at SOFR plus 2.00%, or 5.73%. At December 31, 2024, the Term Loan A bore interest at an adjusted term SOFR plus 2.25%, or 6.94%. At December 31, 2025 and 2024, the Term Loan B-2 and the Term Loan B-1, respectively, bore interest at SOFR, subject to a minimum of 0.50%, plus 3.50%, or 7.37% and 8.05%, respectively, as the applicable margin was unchanged under the governing agreements. Interest payments are due at least quarterly through the respective maturity dates of the Term Loans.
The Interest Rate Swaps synthetically convert a portion of the Term Loan B-2 and, prior to the effectiveness of Amendment No. 3, the Term Loan B-1, from a variable rate to a fixed rate. Should SOFR continue to equal or exceed 0.50%, then the fixed rate for the Term Loan B-2 will be approximately 7.32% ((i) the weighted average fixed interest rate of approximately 3.82% on the Interest Rate Swaps and (ii) the base rate of 3.50%). In the event SOFR becomes less than or equal to 0.50%, then the Interest Rate Swaps would be fixed in a range from approximately 7.32% to 7.42% as determined by the governing agreements.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 7—SHAREHOLDERS' EQUITY
Description of Common Stock and Class B Convertible Common Stock
Except as described herein, shares of IAC common stock and IAC Class B common stock are identical.
The holders of shares of IAC common stock and IAC Class B common stock vote together as a single class with respect to matters that may be submitted to a vote or for the consent of IAC’s shareholders generally, including the election of directors. In connection with any such vote, each holder of IAC common stock is entitled to one vote for each share of IAC common stock held and each holder of IAC Class B common stock is entitled to ten votes for each share of IAC Class B common stock held. Notwithstanding the foregoing, the holders of shares of IAC common stock, acting as a single class, are entitled to elect 25% of the total number of IAC’s directors, and, in the event that 25% of the total number of directors shall result in a fraction of a director, then the holders of shares of IAC common stock, acting as a single class, are entitled to elect the next higher whole number of IAC’s directors. In addition, Delaware law requires that certain matters be approved by the holders of shares of IAC common stock or holders of IAC Class B common stock voting as a separate class.
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
The holders of shares of IAC common stock and the holders of shares of IAC Class B common stock are entitled to receive, share for share, such dividends as may be declared by IAC’s board of directors out of funds legally available therefor. In the event of a liquidation, dissolution, distribution of assets or winding-up of IAC, the holders of shares of IAC common stock and the holders of shares of IAC Class B common stock are entitled to receive, share for share, all the assets of IAC available for distribution to its stockholders, after the rights of the holders of any IAC preferred stock have been satisfied.
Equity Transactions related to the Angi Distribution
On March 7, 2025, IAC's board of directors approved the spin-off of Angi and declared a special dividend of all of the shares of Angi capital stock held by IAC to the holders of IAC common stock, par value $0.0001 per share and IAC Class B common stock, par value $0.0001 per share (collectively referred to herein as “IAC Stock”).
The dividend was paid March 31, 2025, through the distribution of shares of Angi Class A common stock, par value $0.001 per share to the holders of record of IAC Stock as of the close of business on March 25, 2025, on a pro rata basis.

Based on the number of shares of IAC Stock issued and outstanding and the number of shares of Angi capital stock owned by IAC as of March 25, 2025 and adjusted for the one-for-ten reverse stock split of the Angi Class A common stock that occurred on March 24, 2025, approximately 0.5251 shares of Angi Class A common stock were distributed in respect of each share of IAC Stock held by IAC stockholders.

Common Stock Repurchases
During the year ended December 31, 2025, the Company repurchased 7.7 million shares of its common stock, on a trade date basis, at an average of $41.18 per share, or $316.1 million in aggregate, consisting of the remaining 3.7 million shares of its existing stock repurchase authorization from June of 2020 and 4.0 million shares of the 10 million share repurchase authorization, which was approved by the board of directors of the Company on March 16, 2025 (the “2025 Share Authorization”). The Company did not repurchase any of its common stock during the year ended December 31, 2024. During the year ended December 31, 2023, the Company repurchased 3.2 million shares of its common stock, on a trade date basis, at an average of $51.00 per share, or $165.6 million in aggregate. At December 31, 2025, the Company has 6.0 million shares remaining in its 2025 Share Authorization. Share repurchases can be made over an indefinite period of time in the open market and in privately negotiated transactions, depending on those factors management deems relevant at any particular time, including, without limitation, market conditions, price and future outlook.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 8—ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables present the components of accumulated other comprehensive loss, net of income tax.

	Year Ended December 31, 2025
	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) On Interest Rate Swaps	Accumulated Other Comprehensive (Loss) Income
	(In thousands)
Balance at January 1	$(12,703)	$1,307	$(11,396)
Other comprehensive income (loss) before reclassifications	2,612	(1,333)	1,279
Amounts reclassified to earnings	161	(1,508)	(1,347)
Net current period other comprehensive income (loss)	2,773	(2,841)	(68)
Accumulated other comprehensive loss allocated to noncontrolling interests during the period	4	—	4
Distribution of Angi	(382)	—	(382)
Balance at December 31	$(10,308)	$(1,534)	$(11,842)

	Year Ended December 31, 2024
	Foreign Currency Translation Adjustment	Unrealized (Losses) Gains On Interest Rate Swaps	Unrealized Gains (Losses) On Available-For-Sale Marketable Debt Securities	Accumulated Other Comprehensive (Loss) Income
	(In thousands)
Balance at January 1	$(10,266)	$(696)	$20	$(10,942)
Other comprehensive (loss) income before reclassifications	(3,875)	6,785	(20)	2,890
Amounts reclassified to earnings	1,427	(4,782)	—	(3,355)
Net current period other comprehensive (loss) income	(2,448)	2,003	(20)	(465)
Accumulated other comprehensive loss allocated to noncontrolling interests during the period	11	—	—	11
Balance at December 31	$(12,703)	$1,307	$—	$(11,396)

	Year Ended December 31, 2023
	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) On Interest Rate Swaps	Unrealized Gains (Losses) On Available-For-Sale Marketable Debt Securities	Accumulated Other Comprehensive (Loss) Income
	(In thousands)
Balance at January 1	$(13,186)	$—	$53	$(13,133)
Other comprehensive income (loss) before reclassifications	2,915	2,958	(33)	5,840
Amounts reclassified to earnings	—	(3,654)	—	(3,654)
Net current period other comprehensive income (loss)	2,915	(696)	(33)	2,186
Accumulated other comprehensive loss allocated to noncontrolling interests during the period	5	—	—	5
Balance at December 31	$(10,266)	$(696)	$20	$(10,942)

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The amounts reclassified out of foreign currency translation adjustment into earnings for the years ended December 31, 2025 and 2024 relate to the substantial liquidation of certain international subsidiaries. At December 31, 2025, $1.5 million is expected to be reclassified into interest expense within the next twelve months as net realized losses related to the Interest Rate Swaps.
At December 31, 2025, 2024 and 2023, there was a deferred income tax benefit of $0.5 million, a deferred income tax provision of $0.4 million and a deferred income tax benefit of $0.2 million, respectively, related to unrealized losses and gains on the Interest Rate Swaps. At December 31, 2023, there was a deferred income tax provision of less than $0.1 million related to net unrealized gains on available-for-sale marketable debt securities.
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
The following table presents revenue by reportable segment:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
People Inc.
Digital	$1,108,391	$1,004,417	$892,426
Print	684,772	794,045	823,456
Intersegment eliminations(a)	(31,090)	(21,233)	(20,989)
Total People Inc.	1,762,073	1,777,229	1,694,893
Care.com	347,375	369,620	375,039
Search	212,883	387,699	629,038
Emerging & Other	71,003	89,028	229,461
Intersegment eliminations(b)	(145)	(1,455)	(9,028)
Total	$2,393,189	$2,622,121	$2,919,403
_____________________
(a)    Intersegment eliminations relate to Digital performance marketing commissions earned for the placement of magazine subscriptions and Digital advertising related to media campaigns sold by an agency business within Print.
(b)    For the years ended December 31, 2024 and 2023, intersegment eliminations primarily relate to advertising sold by People Inc. to other IAC owned businesses.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Disaggregated Revenue
The following table presents the revenue of the Company’s segments disaggregated by type of service:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
People Inc.
Digital:
Advertising revenue	$666,826	$643,725	$560,786
Performance marketing revenue	291,878	243,895	231,087
Licensing and other revenue	149,687	116,797	100,553
Total Digital revenue	1,108,391	1,004,417	892,426
Print:
Subscription revenue	288,624	327,079	329,357
Advertising revenue	148,612	174,889	203,210
Project and other revenue	118,869	155,090	128,354
Newsstand revenue	102,570	102,096	117,316
Performance marketing revenue	26,097	34,891	45,219
Total Print revenue	684,772	794,045	823,456
Intersegment eliminations(a)	(31,090)	(21,233)	(20,989)
Total People Inc. revenue	$1,762,073	$1,777,229	$1,694,893

Care.com
Consumer revenue	$178,615	$191,274	$210,455
Enterprise revenue	168,760	178,346	164,584
Total Care.com revenue	$347,375	$369,620	$375,039

Search
Advertising revenue:
Google advertising revenue	$212,634	$376,970	$582,481
Non-Google advertising revenue	187	9,280	44,068
Total advertising revenue	212,821	386,250	626,549
Other revenue	62	1,449	2,489
Total Search revenue	$212,883	$387,699	$629,038

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Segment Expenses
The following table presents the significant segment expenses regularly provided to the CODM for each of the Company’s reportable segments that are included in determining Segment Adjusted EBITDA, which is the Company’s segment reporting performance measure:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
People Inc.
Digital:
Cost of revenue	$309,189	$272,225	$240,985
Selling and marketing expense	278,152	221,862	192,204
General and administrative expense	102,144	97,932	102,751
Product development expense	111,693	123,005	113,517
Total Digital expenses	801,178	715,024	649,457
Print:
Cost of revenue	338,875	389,089	415,354
Selling and marketing expense	242,820	290,709	280,302
General and administrative expense	46,328	49,898	52,335
Product development expense	6,257	10,556	11,239
Total Print expenses	634,280	740,252	759,230
Other:
Other(c)(d)	628	47,766	84,438
Intersegment eliminations	(31,090)	(21,233)	(20,989)
Total People Inc. expenses	$1,404,996	$1,481,809	$1,472,136

Care.com
Cost of revenue	$78,659	$79,167	$91,494
Selling and marketing expense	94,866	99,612	108,320
General and administrative expense	74,141	91,146	60,826
Product development expense	52,922	54,514	58,194
Total Care.com expenses	$300,588	$324,439	$318,834

Search
Traffic acquisition costs and online marketing(e)	$174,324	$328,573	$536,099
Other segment items(f)	28,338	41,616	48,656
Total Search expenses	$202,662	$370,189	$584,755
_____________________
(c)    Other comprises unallocated corporate expenses.
(d)    The year ended December 31, 2025 includes net gains of $41.5 million resulting from the amendments to a lease, which provided for the surrender of certain office space early and is included in “General and Administrative expense” in the statement of operations. The year ended December 31, 2023 includes a $44.7 million ROU asset impairment charge related to certain unoccupied leased office space due to the continued decline in the commercial real estate market, which is included in “General and administrative expense” in the statement of operations. See “Note 2—Summary of Significant Accounting Policies” for additional information on amendments and early terminations of lease agreements and impairment charges of ROU assets.
(e)    Traffic acquisition costs include payments made to partners that direct traffic to our Ask Media Group websites and distribute our business-to-business customized browser-based applications and online marketing, which includes fees paid to search engines and other marketing platforms.
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
Approximately one-half of our consolidated annual Adjusted EBITDA is generated in the fourth quarter of each fiscal year. This is due to the concentration of spending by advertisers, which drives higher advertising revenue, and consumer spending, which drives higher performance marketing revenue during the year-end holiday selling season at People Inc.
The following table presents a summary of Segment Adjusted EBITDA:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
People Inc.
Digital	$307,213	$289,393	$242,969
Print	50,492	53,793	64,226
Other(c)(d)(e)	(628)	(47,766)	(84,438)
Total People Inc.	357,077	295,420	222,757
Care.com	46,787	45,181	56,205
Search	10,221	17,510	44,283
Emerging & Other	(27,739)	(35,995)	(11,469)
Total Segment Adjusted EBITDA	$386,346	$322,116	$311,776
The following table reconciles total Segment Adjusted EBITDA to (loss) earnings from continuing operations before income taxes:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Total Segment Adjusted EBITDA	$386,346	$322,116	$311,776
Corporate Adjusted EBITDA loss	(113,373)	(90,305)	(98,048)
Stock-based compensation expense(g)	(32,313)	(77,745)	(73,562)
Depreciation	(37,510)	(40,838)	(80,937)
Amortization of intangibles	(93,115)	(141,906)	(288,012)
Goodwill impairment	(207,451)	—	(9,000)
Interest expense	(120,027)	(135,719)	(137,495)
Unrealized gain (loss) on investment in MGM Resorts International	119,175	(649,178)	721,668
Other income, net	16,359	98,536	46,639
(Loss) earnings from continuing operations before income taxes	$(81,909)	$(715,039)	$393,029
_____________________
(g)    The year ended December 31, 2025, reflects the reversal of $49.8 million of previously recognized stock-based compensation expense related to the forfeiture of our former Chief Executive Officer’s (“CEO”) restricted stock award pursuant to an employment transition agreement (the “Employment Transition Agreement”) entered into on January 13, 2025, partially offset by $14.9 million of stock-based compensation expense related to the transfer of 5.0 million Class B shares of Angi held by the Company to our former CEO prior to the Distribution pursuant to the Employment Transition Agreement.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Segment Assets
Segment asset information is not regularly presented to the CODM.
Capital Expenditures
The following table presents capital expenditures:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
People Inc.	$17,076	$14,293	$10,370
Care.com	1,500	510	2,039
Emerging & Other	—	—	7
Corporate	625	211	81,168
Total	$19,201	$15,014	$93,584

Geographic Information
Revenue by geography is based on where the customer is located. Geographic information about revenue and long-lived assets is presented below:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Revenue:
United States	$2,224,354	$2,318,885	$2,469,053
All other countries(h)	168,835	303,236	450,350
Total	$2,393,189	$2,622,121	$2,919,403
_____________________
(h)    The decrease in the Company’s revenue from countries outside of the U.S. is due primarily to the continued decline in revenue at Search primarily due to Google algorithm changes and policy updates, as well as the revised terms of the Services Agreement that became effective April 2025, and the sale of the assets of Mosaic Group on February 15, 2024, which was included within Emerging & Other.

	December 31,
	2025	2024
	(In thousands)
Long-lived assets (excluding goodwill and intangible assets):
United States	$444,414	$535,608
All other countries	1,609	2,348
Total	$446,023	$537,956

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 10—STOCK-BASED COMPENSATION
IAC currently has one active plan (the “Plan”) under which stock-based awards denominated in shares of or stock-based awards settleable in IAC common stock have been and may be granted. The Plan has a stated term of ten years. The Plan does not specify grant dates or vesting schedules of awards as those determinations have been delegated to the Compensation and Human Resources Committee of IAC’s board of directors (the “Committee”). Each grant agreement reflects the vesting schedule for that grant as determined by the Committee. There are also outstanding stock-based awards that were granted under older plans that have since expired or been discontinued. The Plan provides for grants of stock options to acquire shares of IAC common stock (the exercise price of stock options granted will not be less than the market price of the Company’s common stock on the grant date), RSUs denominated in shares of IAC common stock, including those that may be linked to the achievement of the Company’s stock price, known as market-based awards (“MSUs”), and those that may be linked to the achievement of a performance target, known as performance-based stock units (“PSUs”), restricted stock, as well as other equity awards, including those denominated or settleable in IAC shares. The Plan authorizes the Company to grant awards to its employees, officers, directors and consultants. At December 31, 2025, there are 28.0 million IAC common shares of stock reserved for future issuance under this plan.
IAC Denominated Stock-based Awards
IAC Restricted Common Stock (“restricted shares”)
On January 13, 2025, the Company and Joseph Levin, IAC’s former Chief Executive Officer (“CEO”), entered into an Employment Transition Agreement (the “Agreement”) pursuant to which the Employment Agreement, by and between Mr. Levin and the Company, dated November 5, 2020 (“Employment Agreement”), and the Amended and Restated Restricted Stock Agreement (“RSA Agreement”), dated June 7, 2021 were terminated, except as provided in Section 6 of the RSA Agreement. As a result, the 3.0 million restricted shares granted to Mr. Levin pursuant to the RSA Agreement were forfeited by Mr. Levin. Accordingly, the cumulative previously recognized stock-based compensation expense of $60.0 million recognized by the Company with respect to the restricted shares was reversed in the quarter ended March 31, 2025. Of the $60.0 million of stock-based compensation expense reversed, $10.2 million was recognized by Angi (and is reflected in discontinued operations) as it was attributable to the period from October 10, 2022 through April 8, 2024 when Mr. Levin served as CEO of Angi.
Pursuant to the Agreement, the Company transferred 5.0 million shares of Angi held by the Company to Mr. Levin and paid $9.3 million to satisfy applicable tax withholding obligations.
The Company recorded $14.9 million of stock-based compensation expense with respect to the transfer of shares of Angi to Mr. Levin and $0.1 million of stock-based compensation expense with respect to the extension of the exercise period of certain IAC stock options in the quarter ended March 31, 2025 as provided in the Agreement.
IAC Restricted Stock Units and Performance-based Stock Units
RSUs and PSUs are awards in the form of phantom shares or units denominated in a hypothetical equivalent number of shares of IAC common stock and with the value of each RSU and PSU equal to the fair value of IAC common stock at the date of grant. Each RSU and PSU grant is subject to service-based vesting, where a specific period of continued employment must pass before an award vests. PSUs also include performance-based vesting, where certain performance targets set at the time of grant must be achieved before an award vests. For RSU grants, the expense is measured at the grant date as the fair value of IAC common stock and expensed as stock-based compensation over the vesting term. For PSU grants, the expense is measured at the grant date as the fair value of IAC common stock and expensed as stock-based compensation over the vesting term if the performance targets are considered probable of being achieved.

Broad-based RSU awards issued through December 31, 2025 generally vest over a three-year or a four-year period from the grant date. PSU awards issued through December 31, 2025 vest in three prorated annual installments from the date of grant subject to the achievement of certain performance targets. There are no MSU awards granted or outstanding during the years ended December 31, 2025, 2024 and 2023.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unvested RSUs and PSUs outstanding at December 31, 2025 and changes during the period ended December 31, 2025 are as follows:

	RSUs		PSUs
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares(a)	Weighted Average Grant Date Fair Value
	(Shares in thousands)
Unvested at January 1	1,708	$78.06	—	$—
Granted	449	42.29	—	—
Vested	(396)	79.45	—	—
Forfeited	(3)	65.63	—	—
Unvested at March 30, 2025 prior to the Distribution adjustment	1,758	68.62	—	—
Unvested at March 31, 2025 after the Distribution adjustment	2,134	56.53	—	—
Granted in connection with the conversion of People Inc. SARs into unvested IAC RSUs on April 15, 2025 (b)	562	33.77	—	—
Granted subsequent to April 15, 2025	738	34.15	210	33.77
Vested	(761)	65.43	—	—
Forfeited	(72)	41.59	—	—
Unvested at December 31	2,601	$43.03	210	$33.77
_____________________
(a)    Included in the table are PSUs which will vest in a varying amount depending upon the achievement of certain performance conditions. The PSU table above includes these awards at their maximum potential payout.
(b)    On April 15, 2025, the Company cancelled all outstanding People Inc. denominated stock appreciation rights and converted their intrinsic value into IAC denominated RSUs. This modification did not result in any incremental stock-based compensation expense. The weighted average grant date fair value in the table above represents the closing stock price of IAC on April 15, 2025.
In connection with the Distribution, all RSU awards outstanding immediately prior to the Distribution were converted into a new RSU award with the number of shares under each new award adjusted by a ratio of 1.2138 to preserve their fair value immediately before and immediately after the conversion with the same terms and conditions (including applicable vesting requirements) of the original award.
The Company currently settles RSUs and PSUs on a net basis, with the award holder entitled to receive IAC shares equal to the number of RSUs and PSUs vesting less a number of shares with a value equal to the required cash tax withholding payment, which will be paid by the Company. The number of IAC common shares that would be required to net settle RSUs and PSUs outstanding at February 2, 2026 is 1.4 million shares. In addition, withholding taxes, which will be paid by the Company on behalf of the employees upon vesting, would have been $47.0 million at February 2, 2026, assuming a 50% withholding rate.
The weighted average fair value of RSUs and PSUs granted for the years ended December 31, 2025, 2024 and 2023, based on market prices of IAC’s common stock on the grant date, was $36.72, $51.29 and $53.41, respectively.
The total fair value of RSUs that vested for the years ended December 31, 2025, 2024 and 2023 was $44.5 million, $26.8 million and $8.3 million, respectively. There were no PSUs that vested for the year ended December 31, 2025.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
IAC Stock Options
All outstanding stock options are fully vested.
Stock options outstanding at December 31, 2025 and changes during the period ended December 31, 2025 are as follows:

	December 31, 2025
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
	(Shares and intrinsic value in thousands)
Options Outstanding at January 1	2,449	$14.25
Granted	—	—
Exercised	(1,022)	15.33
Forfeited	—	—
Expired	—	—
Options Outstanding at March 30, 2025 prior to the Distribution adjustment	1,427	13.48
Options Outstanding at March 31, 2025 after the Distribution adjustment	1,732	11.11
Granted	—	—
Exercised	(1,294)	11.00
Forfeited	—	—
Expired	—	—
Options Outstanding at December 31	438	$11.44	0.8	$12,121
Options exercisable	438	$11.44	0.8	$12,121
In connection with the Distribution, all IAC stock option awards outstanding immediately prior to the Distribution were converted into a new stock option award with the number of shares under each new award adjusted by a ratio of 1.2138 to preserve their fair value immediately before and immediately after the conversion with the same terms and conditions (including applicable vesting requirements) of the original award.
The aggregate intrinsic value in the table above represents the difference between IAC’s closing stock price on the last trading day of 2025 and the exercise price, multiplied by the number of in-the-money options that would have been exercised had all option holders exercised their options on December 31, 2025. The total intrinsic value of IAC stock options exercised during the years ended December 31, 2025, 2024 and 2023 was $65.9 million, $5.1 million and $11.3 million, respectively.
The following table summarizes the information about stock options outstanding and exercisable at December 31, 2025:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding at December 31, 2025	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Exercisable at December 31, 2025	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
	(Shares in thousands)
Less than $10.00	102	0.3	$7.64	102	0.3	$7.64
$10.01 to $15.00	336	1.0	12.60	336	1.0	12.60
	438	0.8	$11.44	438	0.8	$11.44
The fair value of stock option awards, with the exception of market-based awards, is estimated on the grant date using the Black-Scholes option pricing model. The Black-Scholes option pricing model incorporates various assumptions, including expected volatility, risk-free interest rate and expected term.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company has the discretion to settle IAC stock options net of withholding tax and exercise price or require the award holder to pay its share of the withholding tax, which he or she may do so by selling IAC common shares. The aggregate intrinsic value of IAC’s stock options outstanding as of February 2, 2026, is $9.6 million. Assuming all stock options outstanding on February 2, 2026 were net settled on that date, the Company would have issued 0.1 million common shares and would have remitted $4.8 million in cash for withholding taxes (assuming a 50% withholding rate). Assuming all stock options outstanding on February 2, 2026 were settled through the issuance of a number of IAC common shares equal to the number of stock options exercised, the Company would have issued 0.4 million common shares and would have received $4.4 million in cash proceeds.
Stock-based Awards Denominated in the Shares of Certain Subsidiaries
The Company has granted stock appreciation rights to employees and management that are denominated in the equity of certain subsidiaries of the Company. These equity awards vest over a period of years or upon the occurrence of certain prescribed events. The value of the stock appreciation rights is tied to the value of the common stock of these subsidiaries. Accordingly, these interests only have value to the extent the relevant business appreciates in value above the initial value utilized to determine the exercise price. These interests can have significant value in the event of significant appreciation. The fair value of these interest is generally determined by the board of directors of the applicable subsidiary, which will occur at various dates through 2031. These equity awards are settled on a net basis, with the award holder entitled to receive a payment in IAC common shares equal to the intrinsic value of the award at exercise less an amount equal to the required cash tax withholding payment, which will be paid by the Company. The number of IAC common shares ultimately needed to settle these awards may vary significantly as a result of both movements in our stock price and a determination of fair value of the relevant subsidiary that is different than our estimate. The expense associated with these equity awards is initially measured at fair value at the grant date and is expensed as stock-based compensation over the vesting term. As of December 31, 2025, Care.com and Vivian Health are currently our only subsidiaries who provide equity awards in the form of stock appreciation rights. At February 2, 2026 the outstanding awards are out of the money and have no intrinsic value.
Forfeitures and Unrecognized Compensation Cost
The amount of stock-based compensation expense recognized in the statement of operations is net of estimated forfeitures. The forfeiture rate is estimated at the grant date based on historical experience and revised, if necessary, in subsequent periods if actual forfeitures differ from the estimated rate. The expense ultimately recorded is for the awards that vest. At December 31, 2025, there is $75.1 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards which is expected to be recognized over a weighted average period of approximately 1.9 years.
Tax Benefits
The total income tax benefit recognized in the statement of operations for the years ended December 31, 2025, 2024 and 2023 related to all stock-based compensation expense is $13.6 million, $11.5 million and $14.2 million, respectively.
The aggregate income tax benefit recognized related to the exercise of stock options for the years ended December 31, 2025, 2024 and 2023, is $5.8 million, $2.0 million and $3.9 million, respectively. There may be some delay in the timing of the realization of the cash benefit of the income tax deductions related to stock-based compensation because it will be dependent upon the amount and timing of future taxable income and the timing of estimated income tax payments.
NOTE 11—PENSION AND POST-RETIREMENT BENEFIT PLANS
Pension and Post-Retirement Plans
In connection with the 2021 acquisition of Meredith, People Inc. assumed the obligations under Meredith’s various pension plans. The two U.S. plans included noncontributory pension plans that covered substantially all employees who were employed by Meredith prior to January 1, 2018. People Inc. also assumed Meredith’s defined healthcare plan that provides benefits to eligible employees upon their retirement in the U.S.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
There are two international pension plans in the U.K., the IPC Plan and a nonqualified (unfunded) plan. The plans in the U.K. have no active participants. The two U.S. and two U.K. plans consist of a qualified (funded) plan and an unfunded plan in each country. These plans provide participants with retirement benefits in accordance with benefit provision formulas. The unfunded pension plans provide retirement benefits to certain highly compensated employees.
U.S. Pension Plans and Post-Retirement Plan
On December 28, 2024, People Inc. amended the U.S. unfunded pension plan to freeze active participation as of December 31, 2024. All plan participants remain as participants in this plan with respect to their accrued benefits until their accrued benefits are distributed to them or their beneficiaries. The plan was closed to new participants as of December 31, 2022, and participant’s covered compensation was frozen effective December 31, 2024. Participants continue to receive interest accumulation pursuant to the terms of the plan. Because the plan is unfunded, People Inc. will make benefit payments to the participants once they reach their benefit eligibility date.
People Inc. froze and terminated the U.S. funded pension plan as of December 31, 2022. The last of the required customary regulatory approvals of the termination of this plan was received in February 2024. In connection with the termination of this plan, the liabilities were settled through a combination of (i) lump sum payments to eligible participants who elected to receive them and (ii) the purchase of annuity contracts for participants who either did not elect lump sums or were already receiving benefits. During 2024, the U.S. funded pension plan’s remaining assets of $16.0 million were transferred to a suspense account in the trust for the IAC Inc. Retirement Savings Plan (the “IAC Plan”), a qualified retirement plan (“QRP”). The assets transferred to the QRP were restricted in nature and considered a Level 2 investment in the fair value hierarchy and were reflected as a retirement investment fund in “Other current assets” in the balance sheet as of December 31, 2024. In accordance with Internal Revenue Service (“IRS”) requirements, during the third quarter of 2024, People Inc. made its first asset allocation from the QRP in the amount of $2.3 million, with the remaining funds of $13.9 million allocated in 2025.
In addition, People Inc. also provides health care benefits for certain employees in the U.S. upon their retirement. This plan is the only plan with active participants that are accruing benefits based upon service and the expected cost of which is accrued over the period that the employees render services; this plan is funded as claims are paid.
U.K. Pension Plans
The IPC Plan and the unfunded U.K. plan relate to certain Meredith operations that were sold prior to People Inc.’s 2021 acquisition of Meredith; Meredith retained the pension obligations related to these operations. On July 28, 2022, following approval by the trustees of the IPC Plan, the IPC Plan entered into an annuity contract with a private limited life insurance company covering all IPC Plan participants who were not covered by an annuity contract entered into in May 2020. The annuity contracts are designed to provide payments equal to all future designated contractual benefit payments. The value of the annuity contracts and the liabilities with respect to participants are expected to match. People Inc. remains responsible for paying pension benefits to the IPC Plan participants. People Inc. is not expected to be required to make additional contributions to the IPC Plan, however, People Inc. is expected to be required to provide funding to cover the IPC Plan’s operating expenses.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Obligations and Funded Status
Change in Net Assets/Liabilities
The following tables present changes in, and components of, People Inc.’s net assets/liabilities for pension and other post-retirement benefits:

	Year Ended December 31, 2025			Year Ended December 31, 2024
	Pension		Post-Retirement	Pension		Post-Retirement
	U.S.	U.K.	U.S.	U.S.	U.K.	U.S.
	(In thousands)
Change in benefit obligation
Benefit obligation, beginning of year	$3,632	$420,626	$4,042	$56,722	$488,269	$4,248
Service cost	—	—	—	202	—	1
Interest cost	138	21,589	212	1,816	19,288	206
Net actuarial loss (gain)	66	12,559	(480)	(7,357)	(62,955)	(370)
Benefits paid (including lump sums)	(666)	(18,296)	(65)	(496)	(18,822)	(43)
Settlements	—	—	—	(46,856)	—	—
Curtailment gain	—	—	—	(399)	—	—
Foreign currency exchange rate impact	—	32,201	—	—	(5,154)	—
Benefit obligation, end of year	$3,170	$468,679	$3,709	$3,632	$420,626	$4,042
Change in plan assets
Fair value of plan assets, beginning of year	$—	$419,963	$—	$62,008	$488,701	$—
Actual return on plan assets	—	30,922	—	823	(45,117)	—
Employer contributions	666	186	65	489	172	—
Benefits paid (including lump sums)	(666)	(18,296)	(65)	(496)	(18,822)	—
Settlements	—	—	—	(46,856)	—	—
Transfer to QRP	—	—	—	(15,968)	—	—
Foreign currency exchange rate impact	—	32,154	—	—	(4,971)	—
Fair value of plan assets, end of year	$—	$464,929	$—	$—	$419,963	$—
(Under) funded status, end of year	$(3,170)	$(3,750)	$(3,709)	$(3,632)	$(663)	$(4,042)

Benefits paid directly from People Inc. assets for the unfunded U.S. and U.K. plans and the post-retirement plan are included both in employer contributions and benefits paid.
All IPC Plan participants are covered by the annuity contracts referenced above, which are held with a private limited life insurance company. As described above, the full benefits under the plan have been annuitized, the interest cost and net actuarial loss on the benefit obligation exceeded the actual return on plan assets during the year ended December 31, 2025, which increased the under funded status of the IPC Plan.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Balance Sheet Classification
The following amounts are recognized in the December 31, 2025 and 2024 balance sheet, respectively:

	December 31,
	2025			2024
	Pension		Post-Retirement	Pension		Post-Retirement
	U.S.	U.K.	U.S.	U.S.	U.K.	U.S.
	(In thousands)
Other current assets
Prepaid benefit cost	$—	$—	$—	$—	$3,275	$—
Other non-current assets
Prepaid benefit cost	—	287	—	—	—	—
Accrued expenses and other current liabilities
Accrued benefit liability	(1,431)	(207)	(403)	(1,619)	(186)	(432)
Other long-term liabilities
Accrued benefit liability	(1,739)	(3,830)	(3,306)	(2,013)	(3,752)	(3,610)
Net amount recognized	$(3,170)	$(3,750)	$(3,709)	$(3,632)	$(663)	$(4,042)
The accumulated benefit obligation for the U.S. defined benefit pension plans was $3.2 million and $3.6 million at December 31, 2025 and 2024, respectively. The accumulated benefit obligation for the U.K. defined benefit pension plans was $468.7 million and $420.6 million at December 31, 2025 and 2024, respectively.
Accumulated and Projected Benefit Obligations
The following table provides information about pension plans with projected benefit obligations and accumulated benefit obligations in excess of plan assets:

	December 31,
	2025		2024
	U.S.	U.K.	U.S.	U.K.
	(In thousands)
Projected benefit obligation	$3,170	$4,037	$3,632	$3,938
Accumulated benefit obligation	$3,170	$4,037	$3,632	$3,938
Fair value of plan assets	$—	$—	$—	$—

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Costs
The components of net periodic benefit cost (credit) recognized in the statement of operations were as follows:

	Year Ended December 31, 2025			Year Ended December 31, 2024			Year Ended December 31, 2023
	Pension		Post- Retirement	Pension		Post- Retirement	Pension		Post- Retirement
	U.S.	U.K.	U.S.	U.S.	U.K.	U.S.	U.S.	U.K.	U.S.
	(In thousands)
Service cost	$—	$—	$—	$202	$—	$1	$211	$—	$4
Interest cost	138	21,589	212	1,816	19,288	206	3,140	19,610	231
Expected return on plan assets	—	(21,539)	—	(1,293)	(19,289)	—	(1,881)	(19,586)	—
Actuarial loss (gain) recognition	66	3,134	(480)	(6,887)	1,272	(370)	(932)	(225)	(496)
Curtailment gain	—	—	—	(399)	—	—	—	—	—
Net periodic benefit cost (credit)	$204	$3,184	$(268)	$(6,561)	$1,271	$(163)	$538	$(201)	$(261)
The U.K. pension plan actuarial loss for the year ended December 31, 2025 is primarily due to a decline in assets held by the plan outside of the annuity contracts due to payments of operating expenses of the IPC Plan. The U.S. pension plans actuarial gain for the year ended December 31, 2024 primarily relates to the final annuity contract pricing and lump sum payments for the funded plan, partially offset by investment performance and plan expenses. The curtailment gain was triggered by the freeze of the unfunded plan discussed above.
The components of net periodic benefit cost (credit), other than the service cost component, are included in “Other income, net” in the statement of operations.
Assumptions
Benefit obligations were determined using the following weighted average assumptions:

	Year Ended December 31, 2025			Year Ended December 31, 2024
	Pension		Post-Retirement	Pension		Post-Retirement
	U.S.	U.K.	U.S.	U.S.	U.K.	U.S.
Discount rate	4.58%	5.14%	5.14%	5.27%	4.99%	5.55%
Rate of compensation increase	N/A	N/A	3.50%	2.96%	N/A	3.50%
Cash balance interest credit rate	2.39%	N/A	N/A	2.39%	N/A	N/A

Net periodic benefit cost (credit) was determined using the following weighted average assumptions:

	Year Ended December 31, 2025			Year Ended December 31, 2024			Year Ended December 31, 2023
	Pension		Post- Retirement	Pension		Post- Retirement	Pension		Post- Retirement
	U.S.	U.K.	U.S.	U.S.	U.K.	U.S.	U.S.	U.K.	U.S.
Discount rate	5.27%	4.99%	5.55%	5.36%	4.06%	5.11%	5.48%	4.13%	5.46%
Expected return on plan assets	N/A	4.99%	N/A	5.22%	4.06%	N/A	4.48%	4.12%	N/A
Rate of compensation increase	N/A	N/A	3.50%	2.90%	N/A	3.50%	2.99%	N/A	3.50%
Cash balance interest credit rate	2.39%	N/A	N/A	2.39%	N/A	N/A	2.39%	N/A	N/A

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The assumed healthcare trend rates used to measure the expected cost of benefits for the post-retirement plan were as follows:

	December 31,
	2025	2024	2023
Initial level	7.00%	6.50%	6.00%
Ultimate level	5.00%	5.00%	5.00%
Years to ultimate level	8	6	4

Since People Inc. utilizes the mark-to-market approach to account for pension and post-retirement benefits, the expected long-term rate of return on assets has no effect on the overall amount of net periodic benefit cost (credit) recorded for the year. The expectation for the U.K. annuity contracts represents the implied yields for those contracts.
The market-related value of plan assets is multiplied by the expected long-term rate of return on assets to compute the expected return on plan assets, a component of net periodic benefit cost (credit). The market-related value of plan assets is fair value.
Plan Assets
The investments of the IPC Plan as of December 31, 2025 and 2024 primarily include insurance annuity contracts and cash and cash equivalents. Refer to further discussion of the insurance annuity contracts above. For discussion of the three levels in the hierarchy of fair values see “Note 2—Summary of Significant Accounting Policies.”
Fair value measurements for the U.K. pension plan assets were as follows:

	December 31, 2025
	Level 1	Level 2	Level 3	Total Fair Value Measurements
	(In thousands)
Cash and cash equivalents	$3,183	$—	$—	$3,183
Fixed income	—	—	—	—
Insurance annuity contracts	—	—	461,746	461,746
Total assets at fair value	$3,183	$—	$461,746	$464,929

	December 31, 2024
	Level 1	Level 2	Level 3	Total Fair Value Measurements
	(In thousands)
Cash and cash equivalents	$6,384	$—	$—	$6,384
Fixed income	—	—	332	332
Insurance annuity contracts	—	—	413,247	413,247
Total assets at fair value	$6,384	$—	$413,579	$419,963
The annuity contracts held by the IPC Plan are valued using significant unobservable inputs.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table provides a reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Year Ended December 31,
	2025	2024
	(In thousands)
Balance at January 1	$413,579	$480,502
Purchases	1,408	—
Settlements	(18,149)	(18,899)
Sale	(316)	—
Change in fair value	33,215	(44,238)
Foreign currency translation	32,009	(3,786)
Balance at December 31	$461,746	$413,579
There were no transfers in or out of Level 3 investments for the years ended December 31, 2025 and 2024.
Cash Flows
People Inc. has deposited amounts into an escrow account for the benefit of the IPC Plan that total £5.8 million at December 31, 2025. People Inc. is not expected to be required to make additional contributions to the IPC Plan, however, People Inc. is expected to be required to provide funding to cover the IPC Plan’s operating expenses.
The benefit payments for the U.S. will be made from People Inc.’s current funds and the payments for the U.K. plan will primarily be made from the funded IPC Plan plan; the benefit payments expected to be paid are as follows:

	Pension Benefits		Post-Retirement Benefits
	U.S.	U.K.	U.S.
Year Ending December 31,	(In thousands)
2026	$1,464	$20,011	$414
2027	257	21,114	387
2028	427	22,063	365
2029	194	22,998	345
2030	327	23,956	328
2031-2035	654	135,813	1,399
Net amount recognized, end of year	$3,323	$245,955	$3,238

Defined Contribution Plans
IAC Inc. Retirement Savings Plan
IAC employees in the U.S. can elect to participate in a retirement savings program, the IAC Plan, which qualifies under Section 401(k) of the Internal Revenue Code. Under the IAC Plan, participating employees may contribute up to 50% of their eligible compensation, but not more than statutory limits. The Company matches 100% of the first 10% of an employee’s pre-tax or Roth contribution, subject to IRS limits on the Company’s matching contribution maximum, that a participant contributes to the IAC Plan, with certain exceptions at People Inc.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As described in the "U.S. Pension Plans and Post-Retirement Plan" section above, $16.0 million of remaining assets of the U.S. funded pension plan were transferred to the IAC Plan in 2024 and were allocated to active People Inc. participants in the IAC Plan in 2024 and 2025. Therefore, People Inc. changed its 2025 contributions for nearly all active participants in the IAC Plan, excluding Dotdash employees hired before January 1, 2023, the date the former Meredith Savings and Investment Plan, which is the plan assumed by People Inc. with the 2021 acquisition of Meredith, merged with the IAC Plan. In 2025, these employees received a contribution from People Inc. of 5% of eligible compensation up to a maximum amount of $10,000 per participant on an annual basis. From January 1, 2023 until December 31, 2024, these employees received a match from the Company of 100% of the first 5% of pre-tax or Roth contributions. Dotdash employees located in the U.S. hired before January 1, 2023 receive a match consistent with all other participants to the IAC Plan.
The IAC Plan generally limits Company matching contributions subject to a maximum of $10,000 per participant on an annual basis. Matching contributions to the IAC Plan for the years ended December 31, 2025, 2024 and 2023 were $28.0 million, $28.9 million and $28.0 million, respectively. Matching contributions are invested in the same manner as each participant’s voluntary contributions in the investment options provided under the IAC Plan. An investment option in the IAC Plan is IAC common stock, but neither participant nor matching contributions are required to be invested in IAC common stock. The IAC Plan also provides for a discretionary matching contribution and/or a discretionary profit-sharing contribution, each of which is made on an annual basis and is subject to a last day of the plan year allocation requirement (with exceptions for retirement, death, or disability). There was no such discretionary matching contribution or discretionary profit-sharing contribution for the years ended December 31, 2025, 2024 and 2023.
IAC also has or participates in various benefit plans, principally defined contribution plans, for its international employees. IAC’s contributions to these plans for the year ended December 31, 2025 was $0.5 million and for each year ended December 31, 2024 and 2023 was $0.3 million.
NOTE 12—INCOME TAXES
U.S. and foreign (loss) earnings from continuing operations before income taxes and noncontrolling interests are as follows:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
U.S.	$(85,000)	$(731,333)	$389,591
Foreign	3,091	16,294	3,438
Total	$(81,909)	$(715,039)	$393,029
The components of the income tax provision (benefit) are as follows:

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Current income tax provision:
Federal	$1,838	$1,796	$1,411
State	3,979	4,824	6,071
Foreign	1,435	8,168	2,277
Current income tax provision	7,252	14,788	9,759

Deferred income tax provision (benefit):
Federal	21,257	(134,703)	79,801
State	6,110	(22,060)	8,625
Foreign	229	104	(23)
Deferred income tax provision (benefit)	27,596	(156,659)	88,403
Income tax provision (benefit)	$34,848	$(141,871)	$98,162
A reconciliation of the income tax (benefit) provision to the amounts computed by applying the statutory federal income tax rate to earnings from continuing operations before income taxes is shown as follows:

	Year Ended December 31,
	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Income tax (benefit) provision at the federal statutory rate	$(17,201)	21.0%	$(150,158)	21.0%	$82,536	21.0%
State and local income taxes, net of effect of federal tax benefit(a)	8,084	(9.9)	(13,545)	1.9	12,222	3.1
Foreign tax effects	1,727	(2.1)	6,705	(0.9)	2,623	0.7
Tax credits:
Research and development credits	(4,006)	4.9	(6,023)	0.8	(5,201)	(1.3)
Other	(361)	0.5	(1,415)	0.2	—	—
Change in valuation allowances	(2,761)	3.4	(4,940)	0.7	(41)	0.0
Non-taxable or non-deductible items:
Non-deductible goodwill impairment	41,106	(50.2)	—	—	1,659	0.4
Excess tax benefits of stock-based compensation	(2,746)	3.4	(1,157)	0.1	(2,117)	(0.5)
Non-deductible transaction costs	1,121	(1.4)	535	(0.1)	—	—
Non-deductible executive compensation	373	(0.5)	8,170	(1.2)	6,869	1.7
Non-deductible goodwill in the sale of Mosaic	—	—	17,865	(2.5)	—	—
Other	3,124	(3.8)	2,661	(0.3)	(245)	(0.1)
Other adjustments:
Deferred tax adjustments	7,027	(8.6)	971	(0.1)	(493)	(0.1)
Other	(639)	0.8	(1,540)	0.2	350	0.1
Income tax provision (benefit)	$34,848	(42.5)%	$(141,871)	19.8%	$98,162	25.0%
_____________________
(a)    State and local taxes in New York City, New York and Iowa for the year ended December 31, 2025, California and New York for the year ended December 31, 2024 and California and New York City for the year ended December 31, 2023 made up the majority (greater than 50%) of the tax effect in this category.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The tax effects of cumulative temporary differences that give rise to significant deferred tax assets and deferred tax liabilities are presented below. The valuation allowance relates to deferred tax assets for which it is more likely than not that the tax benefit will not be realized.

	December 31,
	2025	2024
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$275,945	$227,708
Capitalized research and development expenditures	99,148	91,187
Tax credit carryforwards	52,422	44,991
Long-term lease liabilities	48,463	85,916
Stock-based compensation	16,744	36,285
Other	76,122	80,975
Total deferred tax assets	568,844	567,062
Less: valuation allowance	(61,069)	(62,629)
Total deferred tax assets, net of valuation allowance	507,775	504,433

Deferred tax liabilities:
Investment in MGM	(260,081)	(229,597)
Investment in subsidiaries	(226,052)	(222,904)
Intangible assets, net of accumulated amortization	(102,899)	(111,654)
ROU assets	(38,450)	(53,989)
Other	(27,398)	(38,342)
Total deferred tax liabilities	(654,880)	(656,486)
Net deferred tax liabilities	$(147,105)	$(152,053)
At December 31, 2025, the Company had U.S. federal and state net operating losses (“NOLs”) of $1.0 billion and $655.2 million, respectively, available to offset future income. Federal NOLs of $1.5 million, if not utilized, will expire between 2031 and 2035 and the remaining can be carried forward indefinitely. State NOLs of $584.8 million, if not utilized, will expire between 2026 and 2045 and the remaining can be carried forward indefinitely. Federal and state NOLs of $50.9 million and $226.0 million, respectively, are subject to limitations under Section 382 of the Internal Revenue Code, separate return limitations, and applicable law, and the remaining can be used against future taxable income without restriction. At December 31, 2025, the Company had foreign NOLs of $104.1 million available to offset future income, all of which can be carried forward indefinitely. During 2025, the Company recognized tax benefits related to NOLs of $14.9 million in continuing operations and $57.7 million in discontinued operations.
At December 31, 2025, the Company had tax credit carryforwards of $68.4 million. Of this amount, $60.0 million relates to credits for research activities, $6.4 million relates to credits for foreign taxes, and $2.0 million relates to various other credits. Of these credit carryforwards, $13.5 million can be carried forward indefinitely and $54.9 million, if not utilized, will expire between 2026 and 2045.
The Company regularly assesses the realizability of deferred tax assets considering all available evidence including, to the extent applicable, the nature, frequency and severity of prior cumulative losses, forecasts of future taxable income, tax filing status, the duration of statutory carryforward periods, available tax planning and historical experience. At December 31, 2025, the Company had $41.2 million of credit carryforwards, net of unrecognized tax benefits, subject to expiration that the Company expects to fully utilize on a more likely than not basis.
During 2025, the Company’s valuation allowance decreased by $1.5 million primarily due to a realization of a capital loss and a decrease in foreign NOLs, partially offset by an increase in unbenefited capital losses and foreign currency translation adjustments. At December 31, 2025, the Company had a valuation allowance of $61.1 million related to the portion of tax loss carryforwards, tax credits and other items for which it is more likely than not that the tax benefit will not be realized.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A summary of income taxes paid, net of refunds, is as follows:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Federal	$3,178	$100	$93
State	2,176	3,254	7,542
Foreign	4,150	8,696	4,804
Total	$9,504	$12,050	$12,439
Income taxes paid, net of refunds, exceeded five percent of total income taxes paid, net of refunds, in the following jurisdictions:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Federal	$3,178	*	*

State:
California	$(618)	*	$654
Illinois	*	*	$1,262
Missouri	$552	*	*
New York	*	*	$960
Pennsylvania	*	*	$959
Tennessee	*	$1,000	*
Texas	$831	$724	*

Foreign:
Austria	$3,044	$5,070	*
Germany	*	$1,780	$2,192
India	$674	$795	$648

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
* Jurisdiction below the threshold for the period presented.
A reconciliation of the beginning and ending amount of unrecognized tax benefits, including penalties but excluding interest, is as follows:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Balance at January 1	$13,859	$11,275	$9,843
Additions for tax positions related to the current year	2,224	2,786	3,381
Settlements	—	—	(2,265)
Additions for tax positions of prior years	100	—	622
Reductions for tax positions of prior years	(34)	(202)	(306)
Expiration of statutes	(283)	—	—
Balance at December 31	$15,866	$13,859	$11,275
As a result of the Distribution, the Company has allocated to Angi a portion of the tax attributes related to the consolidated federal and state tax filings pursuant to the Internal Revenue Code and applicable state law. This allocation requires that the Company’s net deferred tax liability be adjusted in the year of the Distribution with a corresponding adjustment to additional paid-in capital. The allocation of attributes that was recorded as of December 31, 2025 is preliminary and remains subject to further adjustments based upon the filing of the 2025 tax return in the fourth quarter of 2026, amendments to the Company’s taxable income for periods prior to the Distribution and potential tax audits in the future.
The Company is routinely under audit by federal, state, local and foreign authorities in the area of income tax. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. The IRS is currently auditing the Company’s federal income tax return for the year ended December 31, 2023. Returns filed in various other jurisdictions are open to examination for tax years beginning with 2015. Income taxes payable include unrecognized tax benefits considered sufficient to pay assessments that may result from the examination of prior year tax returns. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may not accurately anticipate actual outcomes and, therefore, may require periodic adjustment. Although management currently believes changes in unrecognized tax benefits from period to period and differences between amounts paid, if any, upon resolution of issues raised in audits and amounts previously provided will not have a material impact on the liquidity, results of operations, or financial condition of the Company, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future.
The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in the income tax provision. At December 31, 2025 and 2024, accruals for interest and penalties are not material.
At December 31, 2025 and 2024, unrecognized tax benefits, including interest and penalties, were $16.8 million and $14.6 million, respectively. Unrecognized tax benefits, including interest and penalties, at December 31, 2025 increased by $2.2 million due primarily to research credits. If unrecognized tax benefits at December 31, 2025 are subsequently recognized, $15.8 million, net of related deferred tax assets and interest, would reduce income tax expense. The comparable amount at December 31, 2024 was $13.7 million.
NOTE 13—(LOSS) EARNINGS PER SHARE
The Company treats its common stock and Class B common stock as one class of stock for EPS purposes as both classes of stock participate in earnings, dividends and other distributions on the same basis.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
On January 13, 2025, the 3.0 million restricted shares previously issued to our former CEO on November 5, 2020, which was a participating security, was forfeited by our former CEO pursuant to the Employment Transition Agreement. The Company calculated basic EPS using the two-class method prior to the restricted shares being forfeited because those restricted shares were unvested and had a non-forfeitable dividend right in the event the Company declared a cash dividend on its common shares and would have participated in all other distributions of the Company in the same manner as all other IAC common shares. Diluted EPS is calculated on the most dilutive basis, which excludes stock-based awards that would be anti-dilutive, including prior to its forfeiture the restricted shares previously granted to our former CEO.
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
The numerator and denominator of basic and diluted EPS computations for the Company’s common stock and Class B common stock are calculated as follows:

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31,
	2025	2024	2023
	(In thousands, except per share data)
Basic EPS:
Numerator:
Net (loss) earnings from continuing operations	$(116,757)	$(573,168)	$294,867
Net (earnings) loss attributable to noncontrolling interests of continuing operations	(308)	(349)	1,689
Net earnings attributed to unvested participating security	—	—	(10,277)
Net (loss) earnings from continuing operations attributable to IAC common stock and Class B common stock shareholders	(117,065)	(573,517)	286,279

Earnings (loss) from discontinued operations, net of tax	15,287	39,838	(36,550)
Net (earnings) loss attributable to noncontrolling interests of discontinued operations	(2,248)	(6,218)	5,936
Net loss attributed to unvested participating security	—	—	1,061
Net earnings (loss) from discontinued operations attributable to IAC common stock and Class B common stock shareholders	13,039	33,620	(29,553)

Net (loss) earnings attributable to IAC common stock and Class B common stock shareholders	$(104,026)	$(539,897)	$256,726

Denominator:
Weighted average basic IAC common stock and Class B common stock shares outstanding	80,077	83,130	83,569

(Loss) Earnings per share:
(Loss) earnings per share from continuing operations attributable to IAC common stock and Class B common stock shareholders	$(1.46)	$(6.89)	$3.42
Earnings (loss) per share from discontinued operations, net of tax, attributable to IAC common stock and Class B common stock shareholders	0.16	0.40	(0.35)
(Loss) earnings per share attributable to IAC common stock and Class B common stock shareholders	$(1.30)	$(6.49)	$3.07

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31,
	2025	2024	2023
	(In thousands, except per share data)
Diluted EPS:
Numerator:
Net (loss) earnings from continuing operations	$(116,757)	$(573,168)	$294,867
Net (earnings) loss attributable to noncontrolling interests of continuing operations	(308)	(349)	1,689
Net earnings attributed to unvested participating security	—	—	(9,944)
Net (loss) earnings from continuing operations attributable to IAC common stock and Class B common stock shareholders	(117,065)	(573,517)	286,612

Earnings (loss) from discontinued operations, net of tax	15,287	39,838	(36,550)
Net (earnings) loss attributable to noncontrolling interests of discontinued operations	(2,248)	(6,218)	5,936
Net loss attributed to unvested participating security	—	—	1,026
Net earnings (loss) from discontinued operations attributable to IAC common stock and Class B common stock shareholders	13,039	33,620	(29,588)

Net (loss) earnings attributable to IAC common stock and Class B common stock shareholders	$(104,026)	$(539,897)	$257,024

Denominator:
Weighted average basic IAC common stock and Class B common stock shares outstanding	80,077	83,130	83,569
Dilutive securities(a)(b)	—	—	2,895
Denominator for earnings per share—weighted average shares(a)(b)	80,077	83,130	86,464

(Loss) earnings per share:
(Loss) earnings per share from continuing operations attributable to IAC common stock and Class B common stock shareholders	$(1.46)	$(6.89)	$3.31
Earnings (loss) per share from discontinued operations, net of tax, attributable to IAC common stock and Class B common stock shareholders	0.16	0.40	(0.34)
(Loss) earnings per share attributable to IAC common stock and Class B common stock shareholders	$(1.30)	$(6.49)	$2.97
_____________________
(a)     For the years ended December 31, 2025 and 2024, the Company had losses from continuing operations and, as a result, approximately 3.1 million and 8.5 million potentially dilutive securities, respectively, were excluded from computing diluted EPS for each of these periods because the impact would have been anti-dilutive. Accordingly, the weighted average basic shares outstanding were used to compute the EPS amounts.
(b)     If the effect is dilutive, weighted average common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and subsidiary denominated equity; vesting of RSUs; and vesting of restricted common stock and PSUs, if applicable. For the year ended December 31, 2023, 3.6 million of potentially dilutive securities were excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 14—FINANCIAL STATEMENT DETAILS
Cash and Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the balance sheet to the total amounts shown in the statement of cash flows:

	December 31, 2025	December 31, 2024	December 31, 2023	December 31, 2022
	(In thousands)
Cash and cash equivalents	$960,211	$1,381,736	$933,401	$1,096,235
Restricted cash included in other current assets	18,759	8,974	8,539	1,058
Restricted cash included in other non-current assets	7,861	—	—	6,640
Cash, cash equivalents, and restricted cash included in current assets of discontinued operations	—	416,434	364,044	321,262
Restricted cash included in other non-current assets of discontinued operations	—	111	257	874
Total cash and cash equivalents and restricted cash as shown on the statement of cash flows	$986,831	$1,807,255	$1,306,241	$1,426,069
Restricted cash included in “Other current assets” at December 31, 2025 primarily consists of cash received from Care.com’s payment solutions customers for payroll and related taxes, which were remitted subsequent to the period end, and for all periods presented, also include cash held related to insurance programs at Care.com.
Restricted cash included in “Other non-current assets” in the balance sheet at December 31, 2025 and December 31, 2022 and “Other current assets” at December 31, 2024 and December 31, 2023 primarily consists of cash held in escrow related to the IPC Plan at People Inc.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Credit Losses
The following table presents the changes in the allowance for credit losses:

	Year Ended December 31,
	2025	2024
	(In thousands)
Balance at January 1	$7,409	$7,695
Current period provision for credit losses	8,089	4,688
Write-offs charged against the allowance	(5,615)	(5,178)
Recoveries collected	101	46
Other	—	158
Balance at December 31	$9,984	$7,409
Other current assets

	December 31,
	2025	2024
	(In thousands)
Prepaid expenses	$39,737	$38,725
Other	95,988	86,483
Other current assets	$135,725	$125,208

Buildings, land, equipment, leasehold improvements and capitalized software, net

	December 31,
	2025	2024
	(In thousands)
Buildings	$165,948	$165,700
Equipment (including furniture)	114,132	126,656
Leasehold improvements	76,936	78,130
Capitalized software	36,240	28,919
Land	86,045	86,045
Projects in progress	6,745	5,839
Total gross carrying amount	486,046	491,289
Accumulated depreciation and amortization	(198,653)	(178,092)
Buildings, land, equipment, leasehold improvements and capitalized software, net	$287,393	$313,197

Accrued expenses and other current liabilities

	December 31,
	2025	2024
	(In thousands)
Accrued employee compensation and benefits	$133,681	$152,977
Customer deposit liability	107,608	118,464
Other	207,244	237,858
Accrued expenses and other current liabilities	$448,533	$509,299

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Other income, net

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Interest income	$46,580	$66,913	$53,956
Loss related to the allocation of a disputed gain on a real estate transaction(a)	(19,189)	—	—
Net (downward) upward adjustments to the carrying value of equity securities without readily determinable fair values and net gains (losses) on sales of investments and businesses (including unrealized losses on investments)(b)(c)	(17,675)	10,373	(17,988)
People Inc. Credit Agreement amendment costs(d)	(573)	(3,453)	—
Increase in the estimated fair value of a warrant	—	20,393	2,832
Other	7,216	4,310	7,839
Other income, net	$16,359	$98,536	$46,639
_____________________
(a)    See “Note 15—Contingencies ” for additional information.
(b)     Includes downward and upward adjustments to the carrying value of equity securities without readily determinable fair values. For the years ended December 31, 2025, 2024 and 2023, the Company recorded net downward adjustments of $29.2 million, $32.3 million and $20.2 million, respectively.
(c)    The year ended December 31, 2024, includes a pre-tax gain of $29.2 million on the sale of assets of Mosaic Group, which was included within Emerging & Other, and was accounted for as a sale of a business.
(d)     The year ended December 31, 2025 amount represents third-party fees incurred in connection with Amendment No.2, the Indenture and Amendment No.3, and the year ended December 31, 2024 amount represents third-party fees incurred in connection with Amendment No.1. See “Note 6—Long-term debt” for additional information.
Supplemental Disclosure of Cash Flow Information:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Cash paid during the year for interest, net(e)	$115,584	$131,235	$136,797
(e)     The years ended December 31, 2025, 2024 and 2023 include receipts of $1.7 million, $5.0 million and $3.2 million, respectively, related to the Interest Rate Swaps.
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

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
On October 24, 2025, the Company received an adverse jury verdict in a lawsuit related to the allocation of a gain recorded in 2015 related to a real estate transaction. The original net gain was $34.3 million and was initially recorded as a non-operating gain in “Other income (expense), net.” The proceeds have been held in escrow since the transaction occurred in 2015; the escrow amount, including accumulated interest, was $38.0 million as of September 30, 2025. At September 30, 2025, the estimated maximum amount payable to the plaintiff was $32.6 million, which included one-half of the gain and statutory prejudgment interest and was recorded as a non-operating loss in “Other (expense) income, net” and a reduction in the escrow receivable. On November 25, 2025, the court ruled that under the circumstances the plaintiffs are not entitled to statutory prejudgment interest, which ruling resulted in a reduction of the amount due to the plaintiffs to $19.2 million. During the fourth quarter of 2025, the non-operating loss of $32.6 million recorded in the third quarter of 2025 was adjusted downward by $13.4 million with a corresponding increase in the escrow receivable. At December 31, 2025, the total amount of the escrow was $38.3 million and the portion allocable to the plaintiffs was $19.3 million.
NOTE 16—RELATED PARTY TRANSACTIONS
IAC and Angi
Allocation of CEO Compensation and Certain Expenses
Our former CEO served as the CEO of Angi from October 10, 2022 through April 8, 2024, at which point Angi appointed a new CEO. As a result, IAC allocated $2.4 million and $9.4 million for the years ended December 31, 2024 and 2023, respectively, in costs to Angi (including salary, benefits, stock-based compensation and costs related to IAC’s CEO’s office), and are reflected in discontinued operations. These costs were allocated from IAC based upon time spent on Angi by our former CEO. Management considered the allocation method to be reasonable. The allocated costs also included costs directly attributable to Angi that were initially paid for by IAC and billed by IAC to Angi.
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

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
IAC and Expedia Group
At December 31, 2025, the Company and Expedia Group each have a 50% ownership interest in two aircraft that may be used by both companies. Members of the aircraft flight crews are employed by an entity in which the Company and Expedia Group each have a 50% ownership interest. Historically, the Company and Expedia Group allocated fixed costs, including flight crew compensation and benefits, 50% to each company and shared variable costs pro-rata according to each company’s respective usage of the aircraft, for which they were separately billed by the entity described above. In December of 2025, the Company and Expedia Group amended their cost sharing arrangement to reflect the allocation of all costs on a pro-rata basis according to each company’s respective usage of the aircraft, with the exception of costs related to flights taken by Mr. Diller, of which each of the Company and Expedia Group continue to be responsible for 50%. The Company and Expedia Group are related parties because Mr. Diller serves as Chairman and Senior Executive of both IAC and Expedia Group. For the years ended December 31, 2025, 2024 and 2023, the payments made to this entity by the Company were not material.
Expedia Group has had the use of an aircraft owned 100% by a subsidiary of the Company on a cost basis until the sale of such aircraft during the fourth quarter of 2025. For the years ended December 31, 2025, 2024 and 2023, the payments made by Expedia Group to the Company pursuant to this arrangement were not material.
During the fourth quarter of 2025, the Company and Expedia Group entered into an arrangement to share security costs for Mr. Diller, with each company responsible for 50% of such costs. For the year ended December 31, 2025, amounts pursuant to this arrangement were not material.
During the second quarter of 2024, the Company and Expedia Group entered into a five-year lease agreement, which commenced October 2024, for Expedia Group to occupy office space in the Company’s New York City headquarters building. The total payments pursuant to this lease agreement are not material.
NOTE 17—DISCONTINUED OPERATIONS

On March 31, 2025, IAC completed the Distribution. Angi is presented as discontinued operations within IAC’s financial statements for all periods prior to March 31, 2025.

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
The components of the earnings (loss) from discontinued operations, net of tax for the period January 1 through March 31, 2025 and the years ended December 31, 2024 and 2023, in the statement of operations consisted of the following:

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	January 1 through March 31, 2025	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Revenue	$245,913	$1,185,112	$1,445,832
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	13,015	57,578	124,023
Selling and marketing expense	118,541	600,507	772,904
General and administrative expense(a)	56,964	318,567	373,225
Product development expense	27,087	95,360	96,543
Depreciation	9,948	86,052	94,159
Amortization of intangibles	—	2,600	7,958
Total operating costs and expenses	225,555	1,160,664	1,468,812
Operating income (loss) from discontinued operations	20,358	24,448	(22,980)
Interest expense	(5,044)	(20,169)	(20,137)
Other income, net	4,828	18,361	17,223
Earnings (loss) from discontinued operations before tax	20,142	22,640	(25,894)
Income tax (provision) benefit	(4,855)	17,198	(10,656)
Earnings (loss) from discontinued operations, net of tax	$15,287	$39,838	$(36,550)
    _____________________
(a)    The period January 1 through March 31, 2025 includes the reversal of $10.2 million in stock-based compensation expense that was previously recognized by Angi with respect to the restricted shares. See “Note 10—Stock-Based Compensation” for additional information.

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
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), management, including our Chairman and Senior Executive and Chief Financial Officer ("CFO"), conducted an evaluation, as of the end of the period covered by this annual report, of the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on this evaluation, our Chairman and Senior Executive and CFO concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this annual report.
Management's Report on Internal Control Over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) for the Company. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria for effective internal control over financial reporting described in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
Based on this assessment, management has determined that, as of December 31, 2025, the Company's internal control over financial reporting is effective. The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report, included herein.
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

During the quarter ended December 31, 2025, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting. See "Item 8—Financial Statements and Supplementary Data" and "Report of Independent Registered Public Accounting Firm," which report is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of IAC Inc.
Opinion on Internal Control Over Financial Reporting
We have audited IAC Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, IAC Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) and our report dated February 20, 2026 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
New York, New York
February 20, 2026

Item 9B.    Other Information
Rule 10b5-1 Trading Plans
During the year ended December 31, 2025, none of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading plan or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S‑K).

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
The information required by Part III (Items 10, 11, 12, 13 and 14) has been incorporated herein by reference to IAC's definitive proxy statement to be used in connection with IAC’s 2026 Annual Meeting of Stockholders (the "2026 Proxy Statement"), as set forth below in accordance with General Instruction G(3) of Form 10-K.
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by Items 401 and 405 of Regulation S-K relating to directors and executive officers of IAC and their compliance with Section 16(a) of the Exchange Act is set forth in the sections entitled "Information Concerning Director Nominees," "Information Concerning IAC Executive Officers Who Are Not Directors" and "Delinquent 16(a) Reports," respectively, in the 2026 Proxy Statement and is incorporated herein by reference.
The information required by Item 406 of Regulation S-K relating to IAC's Code of Business Conduct and Ethics is set forth under the caption "Part I—Item 1—Business—Description of IAC Businesses—Additional Information—Code of Business Conduct and Ethics" of this annual report and is incorporated herein by reference. The information required by subsections (c)(3), (d)(4) and (d)(5) of Item 407 of Regulation S-K is set forth in the sections entitled "Corporate Governance" and "The Board and Board Committees" in the 2026 Proxy Statement and is incorporated herein by reference.
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
Item 11.    Executive Compensation
The information required by Item 402 of Regulation S-K relating to executive and director compensation and pay ratio disclosure is set forth in the sections entitled "Executive Compensation," "Director Compensation" and "Pay Ratio Disclosure" in the 2026 Proxy Statement and is incorporated herein by reference. The information required by subsections (e)(4) and (e)(5) of Item 407 of Regulation S-K relating to certain compensation committee matters is set forth in the sections entitled "The Board and Board Committees," "Compensation Committee Report" and "Compensation Committee Interlocks and Insider Participation" in the 2026 Proxy Statement and is incorporated herein by reference; provided, however, that the information set forth in the section entitled "Compensation Committee Report" shall be deemed furnished herein and shall not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information regarding ownership of IAC common stock and Class B common stock required by Item 403 of Regulation S-K and securities authorized for issuance under IAC's various equity compensation plans required by Item 201(d) of Regulation S-K is set forth in the sections entitled "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information," respectively, in the 2026 Proxy Statement and is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
Information regarding certain relationships and related transactions involving IAC required by Item 404 of Regulation S-K and director independence determinations required by Item 407(a) of Regulation S-K is set forth in the sections entitled "Certain Relationships and Related Person Transactions" and "Corporate Governance," respectively, in the 2026 Proxy Statement and is incorporated herein by reference.
Item 14.    Principal Accountant Fees and Services
Information required by Item 9(e) of Schedule 14A regarding the fees and services of IAC's independent registered public accounting firm and the pre-approval policies and procedures applicable to services provided to IAC by such firm is set forth in the sections entitled "Fees Paid to Our Independent Registered Public Accounting Firm" and "Audit and Non-Audit Services Pre-Approval Policy," respectively, in the 2026 Proxy Statement and is incorporated herein by reference.

PART IV
Item 15.    Exhibits and Financial Statement Schedules
(a)   List of documents filed as part of this Report:

(1)   Consolidated Financial Statements of IAC
Report of Independent Registered Public Accounting Firm: Ernst & Young LLP (PCAOB ID: 42).
Consolidated Balance Sheet as of December 31, 2025 and 2024.
Consolidated Statement of Operations for the Years Ended December 31, 2025, 2024 and 2023.
Consolidated Statement of Comprehensive Operations for the Years Ended December 31, 2025, 2024 and 2023.
Consolidated Statement of Shareholders' Equity for the Years Ended December 31, 2025, 2024 and 2023.
Consolidated Statement of Cash Flows for the Years Ended December 31, 2025, 2024 and 2023.
Notes to Consolidated Financial Statements.

(2)  Consolidated Financial Statement Schedule of IAC

Schedule Number
II	Valuation and Qualifying Accounts.
All other financial statements and schedules not listed have been omitted since the required information is either included in the Consolidated Financial Statements or the notes thereto, is not applicable or is not required.

(3)   Exhibits
The exhibits listed below are filed as part of, or are incorporated by reference in, this annual report.

Exhibit No.	Description	Location
2.1	Agreement and Plan of Merger, dated as of October 6, 2021, by and among, About, Inc., Meredith Corporation, Meredith Holdings Corporation and, for certain limited purposes set forth therein, IAC/InterActiveCorp.	Filed as Exhibit 2.1 to IAC/InterActiveCorp's Current Report on Form 8-K, filed on October 7, 2021.
2.2	Transaction Agreement, dated as of December 19, 2019, by and among Old IAC, IAC/InterActiveCorp, Valentine Merger Sub LLC and Match Group, Inc.(1)	Filed as Annex A to the joint proxy statement/prospectus forming a part of IAC/InterActiveCorp’s Registration Statement on Form S-4 filed by Old IAC and IAC/InterActiveCorp on February 13, 2020.
2.3	Amendment No. 1, dated April 28, 2020, to the Transaction Agreement, dated as of December 19, 2019, by and among Old IAC, IAC/InterActiveCorp, Valentine Merger Sub LLC and Match Group, Inc.	Filed as Exhibit 2.1 to Old IAC’s Current Report on Form 8-K, filed on April 28, 2020.
2.4	Amendment No. 2, dated June 22, 2020, to the Transaction Agreement, dated as of December 19, 2019, by and among Old IAC, IAC/InterActiveCorp, Valentine Merger Sub LLC and Match Group, Inc.	Filed as Exhibit 2.1 to Old IAC’s Current Report on Form 8-K, filed on June 22, 2020.
3.1	Restated Certificate of Incorporation of IAC Inc.	Exhibit 3.1 to IAC Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2024.
3.2	Restated Certificate of Incorporation of IAC/InterActiveCorp (effective as of June 30, 2020).	Filed as Exhibit 3.1(c) to IAC/InterActiveCorp’s Current Report on Form 8-K filed on July 2, 2020.
3.3	Certificate of Amendment of Restated Certificate of Incorporation of IAC/InterActiveCorp (effective as of May 25, 2021).	Filed as Exhibit 4.2 to the Post-Effective Amendment No. 1 on Form S-8 to Registration Statement on Form S-4 (File No. 333-251656), filed by IAC/InterActiveCorp on May 26, 2021.
3.4	Certificate of Amendment of Restated Certificate of Incorporation of IAC/InterActiveCorp (effective August 11, 2022).	Filed as Exhibit 3.1 to IAC Inc.'s Current Report on Form 8-K, filed on August 12, 2022.
3.5	Certificate of Amendment of Restated Certificate of Incorporation of IAC Inc. (effective June 12, 2024).	Filed as Exhibit 3.1 to IAC Inc.'s Current Report on Form 8-K, filed on June 13, 2024.
3.6	Certificate of Designations of Series A Cumulative Preferred Stock.	Filed as Exhibit 3.2 to IAC/InterActiveCorp’s Current Report on Form 8-K filed on July 2, 2020.
3.5	Amended and Restated By-laws of IAC Inc.	Filed as Exhibit 3.1 to IAC Inc.'s Current Report on Form 8-K, filed on September 18, 2023.
4.1	Description of IAC Inc. Capital Stock.	Filed as Exhibit 4.1 to IAC Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
4.2	Indenture, dated as of August 20, 2020, among ANGI Group, LLC, the guarantors party thereto and Computershare Trust Company, N.A., as trustee.	Filed as Exhibit 4.1 to the Current Report on Form 8-K filed by ANGI Homeservices Inc. on August 20, 2020.
4.3	Indenture, dated as of June 16, 2025, between Dotdash Meredith Inc. and U.S. Bank Trust Company, National Association, as Trustee.	Filed as Exhibit 4.1 to IAC’s Current Report on Form 8-K filed on June 17, 2025.
10.1	Amended and Restated Governance Agreement, dated as of August 9, 2005, among IAC/InterActiveCorp, Liberty Media Corporation and Barry Diller.	Filed as Exhibit 10.1 to Old IAC’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005.

10.2	Letter Agreement, dated as of December 1, 2010, by and among IAC/InterActiveCorp, Liberty Media Corporation, Liberty USA Holdings, LLC and Barry Diller.	Filed as Exhibit 10.1 to Old IAC’s Current Report on Form 8-K, filed on December 6, 2010.
10.3	Letter Agreement, dated as of December 1, 2010, by and between IAC/InterActiveCorp and Barry Diller.	Filed as Exhibit 10.2 to Old IAC’s Current Report on Form 8-K, filed on December 6, 2010.
10.4	Credit Agreement, dated as of December 1, 2021, by and among Dotdash Meredith, Inc., as Borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other parties thereto.	Filed as Exhibit 10.1 to IAC's Current Report on Form 8-K, filed on December 1, 2021.
10.5	Amendment No. 1 to Credit Agreement, dated as of November 26, 2024, by and among Dotdash Meredith, Inc., as Borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other parties thereto.	Filed as Exhibit 10.1 to IAC's Current Report on Form 8-K, filed on November 26, 2024.
10.6	Incremental Assumption Agreement and Amendment No. 2 to Credit Agreement, dated May 14, 2025, by and among Dotdash Meredith Inc., as Borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the other parties thereto.	Filed as Exhibit 10.1 to IAC’s Current Report on Form 8-K filed on May 19, 2025.
10.7	Third Amendment to Credit Agreement, dated June 16, 2025, among Dotdash Meredith Inc., JPMorgan Chase Bank N.A., as administrative agent, collateral agent, issuing bank, and the other lenders party thereto.	Filed as Exhibit 10.1 to IAC’s Current Report on Form 8-K filed on June 17, 2025.
10.8	IAC/InterActiveCorp 2018 Stock and Annual Incentive Plan.(2)	Filed as Exhibit 10.1 to Old IAC’s Current Report on Form 8-K, filed on June 29, 2018.
10.9	Form of Notice and Terms and Conditions for 2020 Five-Year Restricted Stock Unit Awards.(2)	Filed as Exhibit 10.7 to IAC's Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
10.10	Form of Notice and Terms and Conditions for 2023, 2024 and 2025 Restricted Stock Units.(2)	Filed as Exhibit 10.8 to IAC's Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
10.11	IAC/InterActiveCorp 2013 Stock and Annual Incentive Plan.(2)	Filed as Exhibit 10.1 to Old IAC’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013.
10.12	Form of Terms and Conditions for Stock Options granted under the IAC/InterActiveCorp 2013 Stock and Annual Incentive Plan.(2)	Filed as Exhibit 10.6 to Old IAC’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
10.13	IAC/InterActiveCorp 2008 Stock and Annual Incentive Plan.(2)	Filed as Annex F to Old IAC’s Definitive Proxy Statement, filed on July 11, 2008.
10.14	Form of Terms and Conditions for Stock Options granted under the IAC/InterActiveCorp 2008 Stock and Annual Incentive Plan.(2)	Filed as Exhibit 10.7 to Old IAC’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
10.15	Summary of Non-Employee Director Compensation Arrangements.(2)	Filed as Exhibit 10.16 to IAC's Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
10.16	2011 IAC/InterActiveCorp Deferred Compensation Plan for Non-Employee Directors.(2)	Filed as Exhibit 10.1 to Old IAC's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2011.

10.17	Equity and Bonus Compensation Arrangement, dated as of August 24, 1995, between Barry Diller and the Registrant.(2)	Filed as Exhibit 10.26 to Old IAC’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
10.18	Employment Transition Agreement between Joseph Levin and IAC Inc., dated as of January 13, 2025. (2)	Filed as Exhibit 10.1 to IAC Inc.'s Current Report on Form 8-K, filed on January 13, 2025.

10.19	Second Amended and Restated Employment Agreement between Victor A. Kaufman and IAC/InterActiveCorp, dated as of March 15, 2012.(2)	Filed as Exhibit 10.1 to Old IAC’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012.
10.20	Employment Agreement between Christopher Halpin and IAC/InterActiveCorp, dated as of January 4, 2022.(2)	Filed as Exhibit 10.19 to IAC's Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
10.21	Employment Agreement between Kendall Handler and IAC/InterActiveCorp, dated as of December 31, 2020.(2)	Filed as Exhibit 10.25 to IAC's Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
10.22	Google Services Agreement, dated as of October 26, 2015, between IAC/InterActiveCorp and Google Inc.(4)	Filed as Exhibit 10.24 to IAC's Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
10.23	Amendment No. 3 to Google Services Agreement, dated as of February 11, 2019 (with an effective date of April 1, 2020), between IAC/InterActiveCorp and Google LLC.(4)	Filed as Exhibit 10.25 to IAC's Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
10.24	Amendment No. 4 to Google Services Agreement, dated as of August 23, 2021 (with an effective date of August 1, 2021), between IAC/InterActiveCorp and Google LLC and certain of their respective subsidiaries.(4)	Filed as Exhibit 10.26 to IAC's Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
10.25	Amendment No. 5 to Google Services Agreement, dated as of January 20, 2025 (with an effective date of April 1, 2025), between IAC Inc. and Google LLC and certain of their respective subsidiaries.(4)	Filed as Exhibit 10.23 to IAC’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
10.26	Employee Matters Agreement by and between IAC/InterActiveCorp and Vimeo, Inc., dated as of May 24, 2021.	Filed as Exhibit 10.2 to IAC's Current Report on Form 8-K, filed on May 28, 2021.
10.27	Tax Matters Agreement by and between IAC/InterActiveCorp and Vimeo, Inc., dated as of May 24, 2021.	Filed as Exhibit 10.3 to IAC's Current Report on Form 8-K, filed on May 28, 2021.
10.28	Amended and Restated Employee Matters Agreement, dated as of June 30, 2020, by and between IAC/InterActiveCorp and Match Group, Inc.	Filed as Exhibit 10.3 to IAC's Current Report on Form 8-K, filed on July 2, 2020.
10.29	Tax Matters Agreement, dated as of June 30, 2020, by and between IAC/InterActiveCorp and Match Group, Inc.	Filed as Exhibit 10.2 to IAC’s Current Report on Form 8-K, filed on July 2, 2020.
10.30	Contribution Agreement, dated as of September 29, 2017, by and between IAC/InterActiveCorp and ANGI Homeservices Inc.	Filed as Exhibit 2.1 to Old IAC’s Current Report on Form 8-K, filed on October 2, 2017.
10.31	Employee Matters Agreement, dated as of September 29, 2017, by and between IAC/InterActiveCorp and ANGI Homeservices Inc.(1)	Filed as Exhibit 2.5 to Old IAC’s Current Report on Form 8-K, filed on October 2, 2017.
10.32	Investor Rights Agreement, dated as of September 29, 2017, by and between IAC/InterActiveCorp and ANGI Homeservices Inc.	Filed as Exhibit 2.2 to Old IAC’s Current Report on Form 8-K, filed on October 2, 2017.
10.32	Tax Sharing Agreement, dated as of September 29, 2017, by and between IAC/InterActiveCorp and ANGI Homeservices Inc.	Filed as Exhibit 2.4 to Old IAC’s Current Report on Form 8-K, filed on October 2, 2017.
10.34	Services Agreement, dated as of September 29, 2017, by and between IAC/InterActiveCorp and ANGI Homeservices Inc.(1)	Filed as Exhibit 2.3 to Old IAC’s Current Report on Form 8-K, filed on October 2, 2017.

10.35	Form of Notice for 2025 Dotdash Meredith Inc. Performance Based Restricted Stock Unit Awards.(2)(3)
19.1	IAC Inc. Securities Trading Policy.	Filed as Exhibit 19.1 to IAC’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
21.1	Subsidiaries of the Registrant as of December 31, 2025.(3)
23.1	Consent of Ernst & Young LLP.(3)
23.2	Consent of Deloitte & Touche LLP.(3)
31.1	Certification of the Chairman and Senior Executive pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(3)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(3)

32.1	Certification of the Chairman and Senior Executive pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(5)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(5)
97.1	IAC Inc. Compensation Clawback Policy.	Filed as Exhibit 97.1 to IAC's Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
99.1
Consolidated Financial Statements of MGM Resorts International, Report of Independent Registered Public Accounting Firm thereon and Notes to such Consolidated Financial Statements - Incorporated by reference to Item 8 of MGM Resorts International's Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (File No. 001-10362) filed with the Securities and Exchange Commission on February 11, 2026.

Item 8 of MGM Resorts International's Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (File No. 001-10362) filed with the Securities and Exchange Commission on February 11, 2026.

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

February 20, 2026	IAC INC.
	By:	/s/ CHRISTOPHER HALPIN
Christopher Halpin
Executive Vice President, Chief Operating Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 20, 2026:

Signature	Title

/s/ BARRY DILLER	Chairman of the Board, Senior Executive and Director
Barry Diller

/s/ VICTOR A. KAUFMAN	Vice Chairman and Director
Victor A. Kaufman
/s/ CHRISTOPHER HALPIN	Executive Vice President, Chief Operating Officer and Chief Financial Officer
Christopher Halpin

/s/ MICHAEL H. SCHWERDTMAN	Senior Vice President, Chief Accounting Officer
Michael H. Schwerdtman

/s/ TOR BRAHAM	Director
Tor Braham

/s/ CHELSEA CLINTON	Director
Chelsea Clinton

/s/ MICHAEL D. EISNER	Director
Michael D. Eisner

/s/ BONNIE S. HAMMER	Director
Bonnie S. Hammer

/s/ BRYAN LOURD	Director
Bryan Lourd

/s/ DAVID S. ROSENBLATT	Director
David S. Rosenblatt

/s/ MARIA SEFERIAN	Director
Maria Seferian

/s/ ALAN G. SPOON	Director
Alan G. Spoon

/s/ ALEXANDER VON FURSTENBERG	Director
Alexander von Furstenberg

/s/ RICHARD F. ZANNINO	Director
Richard F. Zannino

Schedule II
IAC INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charges to Earnings	Charges to Other Accounts		Deductions		Balance at End of Period
	(In thousands)
2025
Allowance for credit losses	$7,409	$8,089	$—		$(5,514)	(a)	$9,984
Deferred tax valuation allowance	$62,629	$(3,198)	$1,638	(b)	$—		$61,069
Other reserves	$867						$468
2024
Allowance for credit losses	$7,695	$4,688	$158		$(5,132)	(a)	$7,409
Deferred tax valuation allowance	$61,569	$1,292	$(232)	(b)	$—		$62,629
Other reserves	$971						$867
2023
Allowance for credit losses	$7,811	$5,699	$3		$(5,818)	(a)	$7,695
Deferred tax valuation allowance	$62,955	$(3,005)	$1,619	(b)	$—		$61,569
Other reserves	$1,188						$971
_________________________________________________________
(a)    Amounts primarily relate to write-offs of fully reserved accounts receivable, net of recoveries.
(b)    Amounts primarily relate to currency translation adjustments on foreign net operating losses.