Form 10-K/A
period 2025-12-31
IAC Inc.
filed 2026-04-01
CIK 1800227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
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

EXPLANATORY NOTE

IAC Inc. (“IAC” or the “Registrant”) is filing this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 20, 2026 (the “Original Form 10-K”). This Amendment No. 1 on Form 10-K/A is being filed for the sole purpose of amending Part III of the Original Form 10-K to include the information required by Part III (Items 10, 11, 12, 13 and 14) of Form 10-K. This information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information required by Part III to be incorporated by reference from the Registrant’s definitive proxy statement if such statement is filed no later than 120 days after the end of its fiscal year.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

IAC’s board of directors currently consists of 12 directors. Background information about each director is set forth below, including information regarding the specific experiences, characteristics, attributes and skills which the Nominating and Corporate Governance Committee and the Board believe provide IAC with the perspective and judgment needed to guide, monitor and execute its strategies. References to service at IAC prior to June 2020 refer to IAC’s predecessor entity or entities (as applicable).

Tor R. Braham, Of Counsel at King, Holmes, Paterno and Soriano

AGE:	DIRECTOR OF IAC SINCE:	COMMITTEES:
68	June 2025	Nominating and Corporate Governance Committee

PROFESSIONAL EXPERIENCE

Mr. Braham has been Of Counsel at King, Holmes, Paterno and Soriano (a Los Angeles law firm) since September 2019. Mr. Braham previously served as Managing Director and Global Head, Technology, Mergers and Acquisitions, for Deutsche Bank Securities from 2004 until 2012. From 2000 to 2004, he served as Managing Director and Co-head, West Coast U.S. Technology, Mergers and Acquisitions, for Credit Suisse First Boston. Prior to that, Mr. Braham was an investment banker with UBS Securities and a partner at Wilson, Sonsini, Goodrich & Rosati (a prominent Silicon Valley law firm).

OTHER PUBLIC COMPANY EXPERIENCE

Mr. Braham has served as a member of the board of directors of A10 Networks (a networking and security company) since 2018. During the last five years, Mr. Braham served as member of the boards of directors of Altaba, Inc., (an independent, closed-end management investment company formerly known as Yahoo! Inc.), Live Oak Capital, Inc. (a special purpose acquisition company) and Viavi Solutions, Inc. (a testing and monitoring technology company).

When concluding that Mr. Braham should serve as a director, the Board considered his extensive experience in mergers and acquisitions, which the Board believes provides valuable insight into strategic opportunities and contributes important perspective and expertise to the Board.

Chelsea Clinton, Vice Chair, The Clinton Foundation, and Co-Founder and Partner, Metrodora Ventures

AGE:	DIRECTOR OF IAC SINCE:	COMMITTEES:
46	September 2011	None

PROFESSIONAL EXPERIENCE

Since March 2013, Ms. Clinton has served as Vice Chair of The Clinton Foundation, where her work emphasizes improving global and domestic health, creating service opportunities and empowering the next generation of leaders. She has also served as Vice Chair of the Clinton Health Access Initiative and the Clinton Health Access Initiative Board since January 2022 and is a New York Times best-selling author of a number of books for adults and young readers, including the She Persisted series. Ms. Clinton is also a co-founder and partner of Metrodora Ventures, a venture capital firm focused on health and learning businesses. In addition, Ms. Clinton currently teaches at Columbia University’s Mailman School of Public Health. Ms. Clinton has served as a member of the board of directors of the Clinton Health Access Initiative since September 2011 and previously served as a member of the board of directors of the Clinton Foundation from September 2011 to February 2013. From March 2010 through May 2013, Ms. Clinton served as an Assistant Vice Provost at New York University, where she focused on interfaith initiatives and the university’s global expansion program. From November 2011 to August 2014, Ms. Clinton also worked as a special correspondent for NBC News. Prior to these efforts, Ms. Clinton worked as an associate at McKinsey & Company, a consulting firm, from August 2003 to October 2006, and as an associate at Avenue Capital Group, an investment firm, from October 2006 to November 2009.

OTHER PUBLIC COMPANY EXPERIENCE

Ms. Clinton has served as a member of the board of directors of Expedia Group, Inc. (“Expedia Group”) since March 2017. Ms. Clinton previously served as a member of the board of directors of Clover Health Investments, Corp. (a next-generation Medicare Advantage insurance company) from before its January 2021 initial public offering to November 2025.

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

Barry Diller, Chairman and Senior Executive, IAC

AGE:	DIRECTOR OF IAC SINCE:	COMMITTEES:
84	August 1995	Executive Committee

PROFESSIONAL EXPERIENCE

Mr. Diller is the Chairman and Senior Executive of IAC and the Chairman and Senior Executive of Expedia Group. From 1995 to late 2010, Mr. Diller served as the Chairman and the Chief Executive Officer of IAC. Mr. Diller also serves as Chairman and Senior Executive of Expedia Group, which position he has held since August 2005. Prior to joining IAC, Mr. Diller was Chairman of the board of directors and Chief Executive Officer of QVC, Inc. from December 1992 through December 1994. From 1984 to April 1992, Mr. Diller served as Chairman and Chief Executive Officer of Fox, Inc. (“Fox”) and was responsible for the creation of the Fox Broadcasting Company and Fox’s motion picture operations. Before joining Fox, Mr. Diller served for 10 years as the Chairman and Chief Executive of Paramount Pictures Corporation (“Paramount”). In March 1983, in addition to Paramount, he became President of the conglomerate’s newly formed Entertainment and Communications Group, which included Simon & Schuster, Inc. (a major U.S. book publisher), Madison Square Garden Corporation and SEGA Enterprises, Inc. (a video gaming company).

OTHER PUBLIC COMPANY EXPERIENCE

Mr. Diller has served as a member of the board of directors of MGM Resorts International (a leader in gaming, hospitality and leisure (“MGM”)) since August 2020. In addition, during the past five years, Mr. Diller served as a member of the board of directors of The Coca-Cola Company. Prior to that time, Mr. Diller served as Chairman (in a non-executive capacity) of the board of directors of Live Nation Entertainment, Inc. (and its predecessor companies, Ticketmaster Entertainment and Ticketmaster) (“Live Nation”) from August 2008 to October 2010, and continued to serve as a member of the board of directors of Live Nation through January 2011.

Mr. Diller also served as Chairman and Senior Executive of TripAdvisor, Inc., an online travel company (“TripAdvisor”), from December 2011 to December 2012, served as a member of the board of directors of TripAdvisor from December 2011 through April 2013 and served as a special advisor to the Chief Executive Officer of TripAdvisor from April 2013 to March 2017.

OTHER AFFILIATIONS

In addition to his for-profit affiliations, Mr. Diller, through his family foundation, conceived and funded Little Island (a public park and performance space on the Hudson River), and has also supported a range of cultural and civic organizations, including The High Line, the Motion Picture & Television Fund, the UCLA Foundation and The Shed. He has also served as Producer on numerous Broadway shows, including The Music Man, The Lehman Trilogy, West Side Story, To Kill a Mockingbird, and The Humans.

When concluding that Mr. Diller should serve as a director, the Board considered his experience as Chairman and Senior Executive since 2010 and, prior to that time, as Chairman and Chief Executive Officer since 1995. As a result, he possesses a great depth of knowledge and experience regarding IAC and its businesses. In addition, the Board noted Mr. Diller’s ability to exercise influence (subject to IAC’s organizational documents and Delaware law) over the outcome of matters involving IAC that require stockholder approval given the fact that he and certain members of his family collectively have sole voting and/or investment power over all shares of IAC Class B common stock outstanding, which shares represent a significant percentage of the voting power of IAC common stock and Class B common stock outstanding.

Michael D. Eisner, Chairman, The Tornante Company, LLC

AGE:	DIRECTOR OF IAC SINCE:	COMMITTEES:
84	March 2011	Executive and Nominating and Corporate Governance Committees

PROFESSIONAL EXPERIENCE

Mr. Eisner has served as Managing Member of The Tornante Company, LLC, a privately held company that invests in, acquires, incubates and operates media and entertainment companies (“Tornante”), since 2005. In addition, Mr. Eisner currently serves as Chairman of the board of directors of the Portsmouth Community Football Club Limited, a Championship League English football club, which Tornante acquired in August 2017. Mr. Eisner also previously served as Chairman of two Tornante portfolio companies, The Topps Company, a leading creator and marketer of sports cards, distinctive confectionery and other entertainment products, and Vuguru, a studio focusing on the production of groundbreaking programming for the internet and other digital platforms. Mr. Eisner served as Chairman of The Topps Company from October 2007 to April 2013, and then again from January 1, 2021 until January 2022, when the sports and entertainment portion of the company was sold, leaving the candy and digital card services portion (known as The Bazooka Companies, Inc.) until December 2024, when such businesses were sold. Prior to founding Tornante, Mr. Eisner served as a director and Chairman and Chief Executive Officer of The Walt Disney Company from 1984.

OTHER AFFILIATIONS

In addition to his for-profit affiliations, Mr. Eisner serves on the boards of directors of Denison University, The Aspen Institute, the Yale School of Architecture Dean's Council and The Eisner Foundation.

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

Bonnie S. Hammer, Vice Chairman, NBCUniversal

AGE:	DIRECTOR OF IAC SINCE:	COMMITTEES:
75	September 2014	Nominating and Corporate Governance Committee

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

Victor A. Kaufman, Vice Chairman, IAC

AGE:	DIRECTOR OF IAC SINCE:	COMMITTEES:
82	December 1996	Executive Committee

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

Bryan Lourd, Partner and Managing Director, Creative Artists Agency

AGE:	DIRECTOR OF IAC SINCE:	COMMITTEES:
65	April 2005	Audit Committee

PROFESSIONAL EXPERIENCE

Mr. Lourd has served as a partner, co-chairman and Chief Executive Officer of Creative Artists Agency (“CAA”) since October 1995. CAA is one of the world’s leading entertainment agencies and is based in Los Angeles, California, with offices in Nashville, New York, London and Beijing, among other locations. He is a graduate of the University of Southern California.

OTHER AFFILIATIONS

In addition to his for-profit affiliations, Mr. Lourd serves on the board of the Lincoln Center for the Performing Arts.

When concluding that Mr. Lourd should serve as a director, the Board considered his extensive experience as a principal of CAA, which the Board believes gives him particular insight into business strategy and leadership, as well as his unique and specialized experience regarding the entertainment industry and marketing.

David Rosenblatt, Chief Executive Officer, 1stdibs.com, Inc.

AGE:	DIRECTOR OF IAC SINCE:	COMMITTEES:
58	December 2008	Compensation and Human Capital Committee

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

OTHER PUBLIC COMPANY EXPERIENCE

Mr. Rosenblatt currently serves as a member of the board of 1stdibs.com and Etsy.com (an online marketplace where individuals can buy and sell handmade, vintage, and craft supply items) and during the past five years, served as a member of the boards of directors of Twitter, Inc. and Farfetch UK Limited (the world’s largest digital marketplace for luxury fashion).

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

Maria Seferian, President and Chief Legal Officer, Hillspire, LLC

AGE:	DIRECTOR OF IAC SINCE:	COMMITTEES:
53	December 2023	None

PROFESSIONAL EXPERIENCE

Ms. Seferian currently serves as President and Chief Legal Officer of Hillspire, LLC, an integrated, single-family investment and management firm (“Hillspire”), and has served as General Counsel of Hillspire since 2014. Prior to joining Hillspire, Ms. Seferian worked (most recently as a partner) at Munger, Tolles & Olson, LLP (a law firm with a national and international practice) from 2001, where she specialized in mergers and acquisitions, joint ventures, capital markets and general corporate transactions, representing private and public clients across diverse industries from private equity to entertainment. From 2013 to 2014, Ms. Seferian also served as Interim Director and Chief Executive Officer of the Museum of Contemporary Art in Los Angeles (“MOCA”), where she led the institution through a financial turn-around, securing its long-term stability. Ms. Seferian also serves as Executive Vice Chair of Relativity Space, an aerospace manufacturing and launch services company. Ms. Seferian holds a Bachelor of Arts in philosophy and Master of Arts from the University of Illinois at Urbana-Champaign and a J.D. with honors from Harvard Law School. Following law school and before entering private practice, Ms. Seferian served as a judicial clerk for the Honorable Justice James L. Oakes in the U.S. Court of Appeals for the Second Circuit.

OTHER AFFILIATIONS

In addition to her for-profit affiliations, Ms. Seferian serves as a member of the Board of Trustees of MOCA and as a director of the Schmidt Family Foundation.

When concluding that Ms. Seferian should serve as a director, the Board considered her legal expertise and experience at Hillspire, as well as her high level of financial literacy and expertise regarding mergers, acquisitions, investments and other strategic transactions.

Alan G. Spoon, Former General Partner and Partner Emeritus, Polaris Partners

AGE:	DIRECTOR OF IAC SINCE:	COMMITTEES:
74	February 2003	Audit Committee

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

OTHER PUBLIC COMPANY EXPERIENCE

Mr. Spoon has served as a member of the board of directors of Danaher Corporation (a global-scale life sciences provider or diagnostics and enabler of therapeutic discovery and manufacturing) since July 1999. He is a member of the board of Ralliant Corporation (global provider of precision technologies for high-performance needs of engineers) since July 2025. Formerly, he was Board Chairman of Fortive Corporation (global provider of professional and engineered products, software and services), 2016-2025; board member of the Match Group (dating sites and services), 2015-2025; and Cable One, Inc.

OTHER AFFILIATIONS

In addition to his for-profit affiliations, Mr. Spoon was a member of the Board of Regents at the Smithsonian Institution (formerly Vice Chairman). He is a longtime member of the MIT Corporation, where he serves as a member of the Risk and Audit Committee, including service as its chair. Mr. Spoon previously served as a member of MIT’s Executive Committee. He also serves on the advisory board of MIT’s College of Computing and AI, serves as director of The Axim Collaborative Foundation (a social enterprise dedicated to expanding access to education and early-career path support), and chairs MIT’s Visiting Committee for its School of Architecture.

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

Alexander von Furstenberg, Chief Investment Officer, Ranger Global Advisors, LLC

AGE:	DIRECTOR OF IAC SINCE:	COMMITTEES:
56	December 2008	None

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

Richard F. Zannino, Managing Director, CCMP Capital Advisors, LLC

AGE:	DIRECTOR OF IAC SINCE:	COMMITTEES:
67	June 2009	Audit and Compensation and Human Capital Committees

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

Information Concerning IAC Executive Officers Who Are Not Directors

Background information about IAC’s current executive officers and its former Chief Executive Officer is set forth below. For background information about IAC’s Chairman and Senior Executive, Barry Diller, and Vice Chairman, Victor A. Kaufman, see Information Concerning Directors.

JOSEPH LEVIN Former Chief Executive Officer

Joseph Levin, age 46, served as Chief Executive Officer of IAC from June 2015 until March 31, 2025. Prior to this appointment, Mr. Levin served as Chief Executive Officer of IAC Search & Applications, overseeing the desktop software, mobile applications and media properties that comprised IAC’s former Search & Applications segment, from January 2012 to June 2015. From November 2009 to January 2012, Mr. Levin served as Chief Executive Officer of Mindspark Interactive Network, an IAC subsidiary, and previously served in various capacities at IAC in strategic planning, mergers and acquisitions and finance since joining IAC. Mr. Levin also served as Chief Executive Officer of Angi Inc. (“Angi”) from October 2022 until April 2024.

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

CHRISTOPHER HALPIN Executive Vice President, Chief Operating Officer and Chief Financial Officer

Christopher Halpin, age 49, has served as Executive Vice President, Chief Operating Officer and Chief Financial Officer of IAC since February 2023 and prior to that time, served as Executive Vice President and Chief Financial Officer of IAC since January 2022. Prior to joining IAC, Mr. Halpin spent nearly a decade in leadership roles at the National Football League (the “NFL” or the “League”), most recently as NFL Executive Vice President and Chief Strategy & Growth Officer from December 2018 to January 2022, in which capacity he oversaw all strategic growth and development opportunities, including the League’s digital and sports betting strategies, data and analytics, and its expansion internationally. From March 2017 to December 2018, Mr. Halpin served as the League’s Chief Strategy Officer. Prior to (and from March 2017 to March 2018, contemporaneously with) this role, Mr. Halpin led the League’s Consumer Products business from August 2014 to March 2018, including its activities in e-commerce and gaming, and before that time, he led strategy and business development for the League’s media business from June 2013 to August 2014. Before joining the NFL, Mr. Halpin was a Partner and Managing Director at Providence Equity Partners, where he worked for thirteen years, during which time he led transactions across the firm’s media, entertainment and technology investments. Mr. Halpin began his career in the Merchant Banking Department of Goldman Sachs & Co. Mr. Halpin previously served on the board of directors of Angi from June 2022 until March 2025. Mr. Halpin has served on the board of directors of Turo since February 2025.

KENDALL HANDLER Executive Vice President, Chief Legal Officer and Secretary

Kendall Handler, age 41, has served as Executive Vice President and Chief Legal Officer of IAC since January 2022, and prior to that time, served as Senior Vice President and General Counsel of IAC from January 2021 to December 2021. Prior to assuming these roles, Ms. Handler spent over three years overseeing all legal aspects of IAC’s merger and acquisitions activity, first in her capacity as M&A Counsel of IAC and then as Vice President, M&A Counsel of IAC. Before joining IAC in 2017, Ms. Handler served for over six years as an associate at Wachtell, Lipton, Rosen & Katz (a New York law firm), where she advised clients on mergers and acquisitions, corporate governance and other general corporate matters. Ms. Handler served on the board of directors of Angi from December 2020 until March 2025 and served on the board of directors of Vimeo from May 2021 to June 2023.

Leadership Structure

IAC’s business and affairs are overseen by its Board, which currently has twelve members. There are two members of management on the Board and, of the ten remaining current directors, nine are independent.

Board of Directors
Management Directors			Independent Directors
Barry Diller	Victor A. Kaufman	Alexander von Furstenberg	Tor Braham	Chelsea Clinton	Michael D. Eisner	Bonnie S. Hammer	Bryan Lourd	David Rosenblatt	Maria Seferian	Alan G. Spoon	Richard Zannino

The Board has standing Audit, Compensation and Human Capital and Nominating and Corporate Governance ("NCG") Committees, each comprised solely of independent directors, as well as an Executive Committee. For more information regarding director independence and committees of the Board, see the discussion under Director Independence and Board of Directors and Board Committees below. All directors play an active role in Board matters, are encouraged to communicate among themselves and directly with IAC’s Chairman and Senior Executive and have full access to IAC management at all times.

Independent directors meet in scheduled executive sessions without IAC management present at least twice a year and may schedule additional meetings as they deem appropriate. The Board does not have a lead independent director or any other formally appointed leader for these sessions. The independent membership of the Audit, Compensation and Human Capital and NCG Committees ensures that directors with no ties to IAC management are charged with oversight for all of the financial reporting and executive compensation-related decisions made by IAC management, as well as for the recommendation of candidates for Board membership. At each regularly scheduled board meeting, the Chair of each of these committees (as applicable) provides the full Board with an update of all significant matters discussed, reviewed, considered and/or approved by the relevant committee since the last regularly scheduled board meeting.

Mr. Diller currently serves as both Chairman and Senior Executive of IAC and has held both positions (for IAC and its predecessor entity) since December 2010. Following Mr. Levin’s transition from his role as the Chief Executive Officer of IAC (“IAC CEO”) on March 31, 2025 (see Compensation Discussion and Analysis-CEO Transition), as of the date of this Amendment No.1, there is no IAC CEO and IAC does not currently intend to appoint a new IAC CEO. As of the date of this Amendment No.1, Christopher Halpin, Executive Vice President, Chief Operating Officer and Chief Financial Officer, and Kendall Handler, Executive Vice President, Chief Legal Officer and Secretary, report directly to Mr. Diller. The Board believes that direct leadership from Mr. Diller, leveraging his extensive industry experience and proven ability to navigate complex environments, is in the best interests of IAC and its shareholders at this time. Therefore, Mr. Diller will continue to provide strategic oversight and vision, working closely with Mr. Halpin and Ms. Handler to drive IAC’s continued growth, as they contemporaneously maintain their focus on the day-to-day management of IAC’s operations.

Risk Oversight

IAC management is responsible for assessing and managing IAC’s exposure to various risks on a day-to-day basis, which includes the creation of appropriate risk management programs and policies. IAC management has developed and implemented guidelines and policies to identify, assess and manage significant risks facing IAC. Such guidelines and policies include (among others) an assessment across all of IAC’s businesses, in connection with which management at each IAC business assesses, on an ongoing basis, strategic, financial, operational, information security and regulatory risks, together with related mitigation plans.

The results of these assessments are then consolidated and reviewed by an Executive Risk Committee, which consists of members of IAC senior management. As part of its review, the Executive Risk Committee prioritizes risks and discuss mitigation plans. Following such review, these risk assessments are discussed at least semi-annually with the Audit Committee and at least annually with the Board.

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

Stock Ownership Policy

IAC has a stock ownership policy that covers members of the Board and executive officers. The policy provides for a minimum IAC ownership target that each non-employee director, as well as IAC’s Chairman and Senior Executive and its other executive officers, is expected to accumulate and hold. Prior to the CEO Transition, Mr. Levin was subject to the stock ownership policy. Under the policy, all non-employee directors are expected to hold the lesser of a number of shares of IAC common stock with a value of at least five times their annual cash retainer (rounded down to the nearest 100 shares) and 12,400 shares of IAC common stock. For ownership target levels applicable to IAC’s Chairman and Senior Executive and its other executive officers, see Compensation Discussion and Analysis - Stock Ownership Policy.

Securities Trading Policy

The Board has adopted a securities trading policy (the “Securities Trading Policy”) governing the purchase, sale and/or other transfer of (and certain other transactions involving) IAC securities by: (i) IAC directors, officers and employees (and certain persons and entities affiliated with such persons) and (ii) any other persons (such as contractors or consultants) who have access to material non-public information concerning IAC and its businesses from time to time (such individuals, collectively, “Covered Persons”). IAC believes that such policy is reasonably designed to promote compliance with insider trading laws, rules and regulations and the listing standards of The Nasdaq Stock Market, LLC (“Nasdaq”). In addition, with regard to IAC’s trading in its own securities, it is IAC’s policy to comply with the federal securities laws and the applicable Nasdaq listing standards.

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

Our Securities Trading Policy has been filed as Exhibit 19.1 to the Original Form 10-K.

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

In connection with such review, the Board determined that each of Messrs. Braham, Eisner, Lourd, Rosenblatt, Spoon and Zannino and Mses. Clinton, Hammer and Seferian satisfied the director independence requirements set forth in the Marketplace Rules. Additionally, the Board determined that the members of the Audit and Compensation and Human Capital Committees satisfied separate independence requirements under standards imposed by applicable SEC rules and the Marketplace Rules for audit committee and compensation committee members.

Of the remaining incumbent directors, Messrs. Diller and Kaufman are executive officers of IAC and Mr. von Furstenberg is Mr. Diller’s stepson. Given these relationships, none of these directors is independent.

Director Nominations

The NCG Committee identifies, reviews and evaluates individuals potentially qualified to become members of the Board and recommends potential candidates to the Board. While there are no specific requirements for eligibility to serve as a director of IAC, in evaluating candidates, the NCG Committee considers (regardless of how the candidate was identified or recommended) whether the professional and personal ethics and values of the candidate are consistent with those of IAC, whether the candidate’s experience and expertise would be beneficial to the Board, whether the candidate is willing and able to devote the necessary time and energy to the work of the Board and whether the candidate is prepared and qualified to represent the best interests of IAC’s stockholders. While the Board does not have a formal diversity policy, the NCG Committee also considers the overall diversity of the experiences, characteristics, attributes, skills and backgrounds of candidates relative to those of other members of the Board and those represented by the Board as a whole to ensure that the Board has the right mix of skills, expertise and background. Of IAC’s 12 current directors, two identify as female, four as male and six directors have chosen not to disclose their gender identity.

The Board does not have a formal policy regarding the consideration of director nominees recommended by stockholders; however, the Board will evaluate and consider any director nominees in accordance with IAC’s bylaws. Stockholders who wish to make a recommendation for a director nominee should send the recommendation to IAC Inc., 555 West 18th Street, New York, New York 10011, Attention: Corporate Secretary. The envelope must contain a clear notation that the enclosed letter is a “Director Nominee Recommendation.” The letter must identify the author as an IAC stockholder, provide a brief summary of the candidate’s qualifications and history, together with an indication that the recommended individual would be willing to serve (if elected), and must be accompanied by evidence of the sender’s IAC stock ownership. Any director recommendations will be reviewed by IAC’s Corporate Secretary and the Chairman and Senior Executive, and if deemed appropriate, forwarded to the NCG Committee for further review. If the NCG Committee believes that the candidate fits the profile of a director described above, the recommendation will be shared with the Board.

Communications with the Board

Stockholders who wish to communicate with the Board or a particular director may send any such communication to IAC Inc., 555 West 18th Street, New York, New York 10011, Attention: Corporate Secretary. The mailing envelope must contain a clear notation indicating that the enclosed letter is a “Stockholder - Board Communication” or “Stockholder - Director Communication.” All such letters must identify the author as an IAC stockholder, provide evidence of the sender’s IAC stock ownership and clearly state whether the intended recipients are all members of the Board or a particular director or directors. IAC’s Corporate Secretary will then review such correspondence and forward it to the Board, or to the specified director(s), if appropriate.

The Board and Board Committees

The Board

During 2025, the Board met six (6) times and took action by written consent three (3) times. All then-incumbent directors attended at least 75% of the meetings of the Board and the Board committees on which they served during 2025. Directors are not required to attend annual meetings of IAC stockholders. No members of the Board attended IAC’s 2025 annual meeting of stockholders.

The Board currently has four standing committees: the Audit Committee, the Compensation and Human Capital Committee, the NCG Committee and the Executive Committee.

Board Committees

The following table sets forth the members of each committee of the Board, the number of meetings held by each such committee during 2025 and the number of times that each such committee took action by written consent during 2025. Each committee member identified below served in the capacity or capacities (as applicable) set forth in the following table for all of 2025.

Name	Audit Committee	Compensation and Human Capital Committee	NCG Committee	Executive Committee

Tor Braham(1)	–	–	X	–
Chelsea Clinton(1)	–	–	–	–
Barry Diller	–	–	–	X
Michael D. Eisner(1)	–	–	X	X
Bonnie S. Hammer(1)	–	–	X	–
Victor A. Kaufman	–	–	–	X
Bryan Lourd(1)	X	–	–	–
David Rosenblatt(1)	–	Chair	–	–
Maria Seferian(1)	–	–	–	–
Alan G. Spoon(1)	Chair	–	–	–
Alexander von Furstenberg	–	–	–	–
Richard F. Zannino(1)	X	X	–	–
Number of Meetings	8	4	0	0
Number of Written Consents	0	4	2	1

(1)
Independent director.

Audit Committee

The Audit Committee of the Board functions pursuant to a written charter adopted by the Board, the most recent version of which was filed as Appendix A to the proxy statement filed in connection with our 2023 annual meeting of stockholders (the “2023 Proxy Statement”). The Audit Committee is appointed by the Board to assist the Board with a variety of matters described in the charter, which include monitoring: (i) the integrity of IAC’s financial statements, (ii) the effectiveness of IAC’s internal control over financial reporting, (iii) the qualifications and independence of IAC’s independent registered public accounting firm, (iv) the performance of IAC’s internal audit function and independent registered public accounting firm, (v) IAC’s risk assessment and risk management policies as they relate to financial, information security and cybersecurity and other risk exposures, and (vi) the compliance by IAC with legal and regulatory requirements. In fulfilling its purpose, the Audit Committee maintains free and open communication among its members, IAC’s independent registered public accounting firm, IAC’s internal audit function and IAC management. The Audit Committee may form and delegate authority to subcommittees and may delegate authority to one or more of its members. The formal report of the Audit Committee is set forth under the caption Audit Committee Matters - Audit Committee Report.

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

Nominating and Corporate Governance Committee

The NCG Committee of the Board functions pursuant to a written charter adopted by the Board, the most recent version of which will be filed as Appendix C to the proxy statement for the 2026 annual meeting (the “NCG Committee Charter”). The NCG Committee is appointed by the Board to support the Board in fulfilling its oversight and governance responsibilities, including without limitation: (i) identifying, reviewing, evaluating and recommending to the Board individuals qualified to serve as directors consistent with criteria approved by the Board; (ii) recommending director nominees for election at the annual meeting of stockholders and nominees to fill Board vacancies; (iii) developing and recommending corporate governance principles and guidelines and overseeing governance practices; (iv) overseeing Board and management evaluation processes; and (v) reviewing and making recommendations regarding the composition and leadership of Board committees and related governance matters, including director independence and committee membership.

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

In fulfilling its responsibilities, the Audit Committee has reviewed and discussed the audited consolidated financial statements of IAC included in the Annual Report on Form 10-K for the year ended December 31, 2025 with IAC’s management and Ernst & Young LLP, IAC’s independent registered public accounting firm (“Ernst & Young”), as well as related reports regarding such financial statements and internal control over financial reporting with Ernst & Young.

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

In reliance on the reviews and discussions referred to above, the Audit Committee recommended to the Board that the audited consolidated financial statements for IAC be included in IAC’s Annual Report on Form 10-K for the year ended December 31, 2025, as amended by this Amendment No. 1.

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

In addition, IAC is of the view that long-term incentive compensation in the form of equity awards aligns the interests of its executives with those of its stockholders. To further this important goal, equity awards play a prominent role in IAC’s overall executive compensation program. IAC has changed the form of its equity awards periodically over the years. For example, in 2019, IAC shifted from stock options to full value restricted stock unit (“RSU”) awards in an effort to reduce the dilutive impact of equity awards granted to its executive officers and strengthen the durability of retention, while still aligning the interests of its executives with those of its stockholders. Then, in 2020, IAC granted five (5) year cliff-vesting RSU awards (and, in the case of Mr. Levin only, a long-term, cliff-vesting performance-based restricted stock award (the “Restricted Stock Award”), which was cancelled and forfeited in connection with the CEO Transition (defined and described below)). In 2023, IAC moved to annual RSU awards generally vesting in equal installments over a four (4) year period and, in 2025, to reduce the number of shares issued to management, the Committee approved annual RSU awards generally vesting in equal installments over a three (3) year period. However, vesting schedules for the RSU awards granted in each of 2023, 2024 and 2025 vary by individual executive based on the vesting schedules of their outstanding awards as of the relevant grant dates. If previously granted cliff-vesting RSUs remained outstanding, in most cases, new RSU awards were backloaded to avoid incremental vestings in the year of the cliff vesting. IAC will continue to evaluate the appropriate form of equity-based incentive awards as market conditions evolve.

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

Annual Advisory Vote on NEO Compensation

IAC provides its stockholders with the opportunity to cast an advisory vote to approve the compensation of its NEOs on an annual basis. At IAC’s 2025 annual meeting of stockholders, approximately 97% of the shares voted were cast in support of the annual say-on-pay proposal (a “say-on-pay” vote). The Committee believes that the vote reflected stockholder support for IAC’s approach to executive compensation, and, as such, did not factor into any changes to our compensation program in 2025 or early 2026. IAC regularly evaluates and refines its executive compensation program and will continue to do so, considering evolving best practices and stockholder feedback, including the results of future annual say on pay votes.

2025 SAY-ON-PAY SUPPORT 97%

Compensation Decisions – Roles and Responsibilities

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

Our executive officers participate in structuring IAC-wide compensation programs and establishing appropriate annual cash bonus and equity pools. In early 2026, Mr. Diller met with the Committee and discussed his views regarding corporate and individual executive officer performance for 2025 for Messrs. Halpin and Kaufman and Ms. Handler, and his recommendations for annual bonuses for these executive officers. Mr. Diller also separately discussed his views regarding his own performance with the Committee. Following these discussions, the Committee met in an executive session to review and discuss these recommendations. After consideration of these recommendations, the Committee ultimately determined and approved annual cash bonuses in respect of performance for the 2025 fiscal year for each executive officer and approved RSU awards for Messrs. Halpin and Kaufman and Ms. Handler. In establishing a given executive officer’s compensation package, each individual component was evaluated independently and in relation to the package as a whole. Prior earning histories and outstanding long-term compensation arrangements were also reviewed and considered. However, the Committee does not believe in any formulaic relationship or targeted allocation between these elements. Instead, each individual executive officer’s situation was evaluated on a case-by-case basis (and is each year), considering a variety of relevant factors at the time.

The Committee periodically solicits advice from consulting firms and engages legal counsel (as appropriate). The Committee also receives, on at least an annual basis, a live presentation by an independent compensation consultant (see below) about recent developments and best practices concerning executive compensation, which took place in early 2025 and 2026. IAC may also periodically solicit survey or peer compensation data from various consulting firms and review this information with the Committee.

In addition, when structuring and determining compensation packages for executive officers, the Committee utilizes an independent compensation consultant, Compensia, Inc. (“Compensia”), chosen after considering such factors that the Committee reasonably determined to be appropriate and as may be required by 5605(d)(3) of the Marketplace Rules. From time to time, the Committee will direct Compensia to furnish any reports and/or peer studies as may be required by the Committee and continues to work with Compensia when structuring executive compensation.

The Committee initially retained Compensia in late 2021. As part of the annual review process for 2025 compensation, IAC asked Compensia to conduct a competitive market assessment of the Company’s executive compensation program. Compensia compiled data from proxy statements filed by (and other publicly available information regarding) peer companies and industry specific compensation survey data regarding compensation for executive officer positions (where available) to assist the Committee in its general understanding of current compensation practices.

Based on the consideration of the various independence factors specified in applicable SEC rules and the Marketplace Rules, and a review of these factors for 2025 and through early 2026, the Committee determined that its relationship with Compensia, and the work of Compensia on behalf of the Committee, does not raise any conflict of interest. The Committee will review the independence of Compensia (or such other compensation consultant as the Committee may retain from time to time) annually.

Compensation Elements

Compensation packages for our executive officers primarily consist of base salary, annual cash bonuses, equity awards and, in certain instances, perquisites and other benefits.

BASE SALARY	ANNUAL CASH BONUS	LONG-TERM INCENTIVES

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

Annual Cash Bonuses

General

IAC’s bonus program is designed to reward performance on an annual basis and annual cash bonuses are discretionary. Annual cash bonuses for IAC’s executive officers tend to be highly variable from year-to-year depending on IAC’s performance and, in certain circumstances, individual executive officer performance. Because of the variable nature of the annual cash bonus program, and because in any given year, annual cash bonuses can make up the significant majority of an executive officer’s total cash compensation, IAC believes its executive officer annual cash bonus program provides a strong incentive for its executive officers to achieve annual corporate, strategic and individual performance objectives. Annual cash bonuses for IAC executive officers in respect of performance for the 2025 fiscal year were determined and paid in February 2026.

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

2025 Cash Bonuses

In determining cash bonus amounts for IAC executive officers in respect of performance for the 2025 fiscal year, the Committee considered a variety of factors specific to IAC’s overall performance, including the following:

OPERATING RESULTS	• While revenue generally declined in 2025 relative to 2024 across IAC’s various businesses, on a consolidated basis, operating income (loss) and Adjusted EBITDA improved in 2025 relative to 2024.*
STRATEGIC INITIATIVES
•
In the case of IAC’s Dotdash Meredith Inc. business, which rebranded as People Inc. in July of 2025 (“People Inc.”), an increase in digital revenue, completion of the acquisition of FeedFeed and entrance into strategic AI content partnerships;
•
the completed CEO Transition;
•
the completion of the Angi Spin-Off;
•
the initiation of the sale process for IAC's Care.com business and other non-core businesses;
•
IAC’s continued involvement and ownership stake in MGM Resorts International ("MGM") and increase of ownership to 25% due to MGM's share repurchases and $40.0 million of additional purchases by IAC; and
•
IAC's continued involvement in Turo.
•

CASH POSITION
•
IAC ended the year with approximately $960 million of cash and cash equivalents and marketable debt securities on a consolidated basis, of which $284 million were held by People Inc. IAC believes that this cash balance positions it for further long-term growth as it continues to invest in its businesses and identify new opportunities for expansion.

* Adjusted EBITDA is a supplemental measure to U.S. generally accepted accounting principles (“GAAP”). For a definition and description of Adjusted EBITDA, as well as a full reconciliation of Adjusted EBITDA to operating income (loss) (the most directly comparable financial measure per GAAP), see the disclosure set forth under the captions Item 7 – Management’s Discussion and Analysis – Principles of Financial Reporting” on pages 50-52 and Note 9 – Segment Information to IAC’s consolidated financial statements on pages 99-102, in each case, of the Annual Report.

While the factors noted above were the primary factors considered in determining annual cash bonus amounts, the Committee also considered each executive officer’s role and responsibilities, the relative contributions made by each executive officer during the year, the relative size of annual cash bonuses paid to other executive officers, the recommendations of the Chairman and Senior Executive (other than for his own annual cash bonus) and market data. In addition, the Committee considered achievements in 2025 as compared to achievements and annual cash bonus levels in prior years.

With respect to Mr. Diller’s annual cash bonus in respect of performance for the 2025 fiscal year, the Committee considered his continuing strategic oversight of IAC’s businesses and involvement with MGM, the Company’s profitability on a consolidated basis for 2025 and his prior compensation history, as well as reviewed a market assessment of compensation for Chair roles conducted by Compensia. Due to the CEO Transition, Mr. Levin did not receive an annual cash bonus in respect of performance for the 2025 fiscal year.

With respect to annual cash bonuses in the case of our other NEOs in respect of performance for the 2025 fiscal year, the Committee considered the following in the case of: (i) Mr. Halpin, his continuing role as both Chief Operating Officer and Chief Financial Officer, as well as his role in managing the Company’s balance sheet and capital position, his contributions to strategic, cost management and other operational initiatives and his operational responsibilities as Chief Operating Officer, (ii) Ms. Handler, her overall leadership, as well as her ongoing oversight of IAC’s legal, human resources, regulatory and compliance activities and contributions to strategic and operational initiatives, and (iii) Mr. Kaufman, his participation in strategic oversight of the Company.

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

IAC’s practice has been to schedule Committee meetings at which equity awards are to be granted at a similar cadence annually, without regard to the timing of the release of earnings or other material information.

2025 Equity Awards

In late 2024 and early 2025, the Committee reviewed outstanding equity awards held by our executive officers (other than Mr. Levin) and other employees. At such time, for NEOs, these awards consisted of RSU awards for Messrs. Diller, Halpin and Kaufman and Ms. Handler scheduled to cliff vest in each of 2025, 2027, 2025 and 2025, respectively. Although these prior RSU awards granted in 2020 (and in the case of Mr. Halpin only, 2022) were generally intended to be multi-year awards, in early 2023 and 2024, the Committee gradually shifted to a more systematic annual grant program in light of then current market conditions and retention profiles. As a result, in February 2025, the Committee granted RSUs to:

•
Mr. Halpin with a grant date value of  $8.0 million, vesting 37.5% and 62.5% on the first and third anniversaries of the grant date, respectively, subject to continued service through the applicable vesting dates; and
•
Ms. Handler with a grant date value of $4.5 million, vesting 33% on each of the second, third and fourth anniversaries of the grant date, respectively, subject to continued service through the applicable vesting dates.
•
Mr. Kaufman, with a grant date value of $250,000, vesting in three equal annual installments on the anniversary of the grant date, subject to continued service through the applicable vesting dates.

In determining the RSU awards for 2025, the Committee noted current market conditions and retention profiles. For Mr. Halpin, the Committee considered overall annual compensation for his role and the vesting schedules of his outstanding RSU awards, which resulted in the majority of his equity compensation vesting in 2027. For Ms. Handler, the Committee noted overall annual compensation for her role, as well as the vesting schedules of her outstanding RSU awards. For Mr. Kaufman, the Committee noted overall annual compensation for his role and market compensation for similarly situated executives, as well as market compensation for Board members.

No other executive officer received an equity award in 2025.

2026 Equity Awards

In late 2025 and early 2026, the Committee reviewed outstanding equity awards held by our executive officers and other employees, including the awards previously granted to Mr. Halpin and Ms. Handler.

Considering these previous grants and current market and retention trends, the Committee granted RSUs in February 2026 to:

MR. HALPIN

Grant date value of $8.0 million, vesting in two equal installments on each of the second and third anniversaries of the grant date, respectively, subject to continued service through the applicable vesting dates.

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

No other executive officer received an equity award in 2026.

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

CHAIRMAN AND SENIOR EXECUTIVE	CHIEF EXECUTIVE OFFICER	OTHER DESIGNATED EXECUTIVES
The lesser of 10x base salary or 49,600 shares of IAC common stock;	The lesser of 10x base salary or 99,300 shares of IAC common stock; and	The lesser of 3x base salary or 17,900 shares of IAC common stock.

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

The Stock Ownership Policy also includes stock retention provisions. If a Designated Executive has not met his or her Stock Target requirements on the most recent Measurement Date, he or she must retain 25% of the net shares acquired upon the exercise of any stock options or vesting of RSU or restricted stock awards until a subsequent Measurement Date on which the applicable Stock Target requirements are met (the “Holdback”). The Committee has discretion to increase the Holdback percentage if a given Designated Executive’s progress toward his or her Stock Target requirements is not satisfactory. Based on the most recent Measurement Date (June 30, 2025), the following Stock Target requirements are in effect for IAC’s NEOs:

Name	Current Stock Target	Target Met?
Barry Diller	49,600	Yes
Joseph Levin	N/A	N/A
Christopher Halpin	17,900	Yes
Kendall Handler	17,900	Yes
Victor Kaufman	17,900	Yes

Following the CEO Transition, Mr. Levin is no longer subject to the Stock Ownership Policy and was not in the role of CEO at the Measurement Date.

For information regarding shares of IAC common stock held by each NEO, see Security Ownership of Certain Beneficial Owners and Management.

Change of Control

IAC equity awards granted to executive officers generally include a so-called “double-trigger” change of control provision, which provides for the acceleration of the vesting of outstanding equity awards in connection with a change of control of IAC only when an award holder suffers an involuntary termination of employment during the two (2) year period following such change of control. The Committee believes that providing for the acceleration of the vesting of equity awards after an involuntary termination of employment in this case will assist in the retention of IAC’s executive officers through a change of control transaction. Prior to the cancellation and forfeiture of the Restricted Stock Award in January 2025 in connection with the CEO Transition, the terms of such award provided for full vesting upon the consummation of a change of control of IAC. The Board and the Committee believed that this treatment was appropriate given the long-term nature of the arrangement and the Voting Agreement, which was an essential element of the arrangement for Mr. Levin. The Voting Agreement was terminated in January 2025 in connection with the CEO Transition.

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

In addition, we also pay for personal security arrangements for Mr. Diller. We do not consider personal security measures to be a personal benefit to Mr. Diller but instead appropriate expenses for the benefit of the Company that arise out of his employment responsibilities and that are necessary to his job performance and to ensure the safety of Mr. Diller and his family. The Compensation Committee periodically reviews the amount and nature of Mr. Diller's security expenses. Reportable security expenses are included in the "All Other Compensation" column of the Summary Compensation Table.

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

While stock options are not a component of IAC’s current equity compensation program, IAC retains the ability to grant stock options under its 2018 Stock and Annual Incentive Plan (the “2018 Plan”), which provides that the exercise price of any stock options shall be at “fair market value” (the closing price of IAC common stock on the grant date). IAC does not grant “in-the-money” stock options or stock options with exercise prices below fair market value on the grant date. The exercise prices of all IAC stock options previously granted and outstanding as of December 31, 2025 are equal to the fair market value on the grant date.

Timing of Stock Option Grants

While there are stock options outstanding as of December 31, 2025, IAC did not grant any stock options to its NEOs in 2025. While IAC retains the ability to grant stock options under the 2018 Plan, stock options have not been a component of IAC’s equity compensation program since 2019. As noted above, IAC does not time or plan the release of material non-public information for the purpose of affecting the value of stock options.

Accounting for Stock-Based Compensation

IAC follows Financial Accounting Standard Board Accounting Standards Codification Topic 718 (“ASC 718”) for its stock-based compensation awards. ASC 718 requires companies to measure the compensation expense for all share-based payment awards made to employees and directors based on the grant date “fair value” of these awards. This calculation is performed for accounting purposes and reported in the compensation tables below, even though IAC’s executive officers may never realize any value from their awards. ASC Topic 718 also requires companies to recognize the compensation cost of their stock- based awards in their income statements over the period that an employee is required to render service in exchange for the award.

Compensation and Human Capital Committee Report

The Compensation and Human Capital Committee has reviewed the Compensation Discussion and Analysis and discussed it with IAC management. In reliance on its review and the discussions referred to above, the Compensation and Human Capital Committee has recommended to the Board that the Compensation Discussion and Analysis be included in IAC’s 2025 Annual Report on Form 10-K and this Amendment No.1.

Members of the Compensation and Human Capital Committee

David Rosenblatt (Chair)

Richard F. Zannino

Compensation Committee Interlocks and Insider Participation

In 2025, the membership of IAC’s Compensation and Human Capital Committee consisted of Messrs. Rosenblatt (Chair) and Zannino. None of these individuals have ever been an officer or employee of IAC at any time during their respective service on the committee.

EXECUTIVE COMPENSATION

Overview

The Executive Compensation section of this Amendment No. 1 sets forth certain information regarding total compensation earned by our NEOs for the years set forth below, as well as IAC equity awards granted to them in 2025 (as and if applicable), equity awards held by them on December 31, 2025 and the dollar value realized by them upon the exercise and/or vesting of equity awards (as applicable) during 2025.

Summary Compensation Table

Name and				Stock	Option	All Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Total
Position(s)	Year	($)	($)	($)(1)	($)	($)(2)	($)

Barry Diller	2025	$500,000	$2,100,000	—	—	$778,624	$3,378,624
Chairman and	2024	$500,000	$2,100,000	—	—	$606,638	$3,206,638
Senior Executive	2023	$500,000	$2,100,000	—	—	$804,992	$3,404,992
Joseph Levin(3)	2025	$273,077	$—	—	—	$17,327,965	$17,601,042
Former Chief	2024	$1,000,000	$3,500,000	—	—	$475,418	$4,975,418
Executive Officer	2023	$1,000,000	$3,500,000	—	—	$540,756	$5,040,756
Christopher Halpin	2025	$750,000	$3,500,000	$7,999,988	—	$10,000	$12,259,988
EVP, Chief Operating	2024	$600,000	$3,500,000	$3,499,981	—	$10,000	$7,609,981
Officer and Chief Financial Officer	2023	$600,000	$2,500,000	$7,999,959	—	$10,000	$11,109,959
Kendall Handler	2025	$500,000	$2,000,000	$4,499,959	—	$10,000	$7,009,959
EVP and Chief	2024	$500,000	$2,000,000	$2,499,986	—	$10,000	$5,009,986
Legal Officer	2023	$500,000	$1,600,000	$2,499,994	—	$10,000	$4,609,994
Victor Kaufman	2025	$100,000	$100,000	$249,999	—	$10,000	$459,999
Vice Chairman	2024	$100,000	$100,000	—	—	$10,000	$210,000
	2023	$100,000	$100,000	—	—	$10,000	$210,000

(1)
The amounts in the table above for 2025 under the column header Stock Awards reflects the grant date fair value of IAC RSUs calculated by multiplying the closing price of IAC common stock on the grant date by the number of IAC RSUs awarded. For further details regarding these awards, see footnote 1 to the table set forth under Grants of Plan-Based Awards in 2025 and footnote 2 to the table set forth under Outstanding Equity Awards at 2025 Fiscal Year-End.
(2)
Additional information regarding all other compensation amounts for each NEO in 2025 is as follows:

Name and Principal Position(s)	Barry Diller	Joseph Levin	Christopher Halpin	Kendall Handler	Victor Kaufman

Personal use of IAC aircraft(a)	$593,814	$157,964	—	—	—
401(k) plan matching amounts by IAC	$10,000	$10,000	$10,000	$10,000	$10,000
Security Expenses(b)	$167,590	$—	$—	$—	$—
Miscellaneous(c)(d)	$7,220	$17,160,001	$—	$—	$—
	$778,624	$17,327,965	$10,000	$10,000	$10,000

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

(b)
Represents the approximate aggregate cost to IAC of security arrangements for Mr. Diller in addition to security arrangements provided at business facilities and for business travel. The cost of Mr. Diller's security arrangements are split 50/50 with Expedia.

(c)
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
(d)
In the case of Mr. Levin, represents the amounts paid in severance in connection with the CEO Transition. Pursuant to the ETA, Mr. Levin received (i) 5,008,600 fully vested shares of Class B common stock, par value $0.001 per share, of Angi Inc., with such shares and cash transferred representing the aggregate value as eleven million fully vested shares of Class A common stock, par value $0.001 per share, of Angi Inc. and (ii) $9,346,585 in cash.
(3)
Mr. Levin served as Chief Executive Officer of IAC from June 24, 2015 to March 31, 2025. His salary for 2025 is prorated to reflect his departure. In addition, Mr. Levin served as Chief Executive Officer of Angi from October 10, 2022 to April 4, 2024. For the fiscal year ended December 31, 2024, $130,833 of Mr. Levin’s 2024 salary, $478,750 of his bonus in respect of performance for the 2024 fiscal year and $5,000 of his 401(k) matching amounts, in each case, reflected in the table above, was allocated to Angi. See Note 16-Related Party Transactions to IAC’s consolidated financial statements on page 125 of the Annual Report. In connection with the CEO Transition, Mr. Levin was appointed Executive Chairman of Angi as of April 1, 2025. See the disclosure under the captions Compensation Discussion and Analysis-CEO Transition and Certain Relationships and Related Person Transactions-Relationships Involving Significant Stockholders, Executive Officers and Directors-Relationships Involving Mr. Levin.

Grants of Plan-Based Awards in 2025

The table below provides information regarding all IAC equity awards granted to our NEOs in 2025. The number of IAC RSUs granted is as of the grant date and as such does not reflect adjustments made to such awards in connection with the Angi Spin-Off. The number of shares underlying each award, as adjusted for the Angi Spin-Off, is set forth in the footnotes to this table.

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units	Grant Date Fair Value of Stock and Option Awards(1)

Barry Diller	—	—	—
Joseph Levin	—	—	—
Christopher Halpin(2)	2/06/2025	189,125	$7,999,988
Kendall Handler(3)	2/06/2025	106,382	$4,499,959
Victor Kaufman(3)	2/10/2025	6,043	$249,999

(1)
Reflects the grant date fair value of IAC RSU awards granted to Mr. Halpin, Ms. Handler and Mr. Kaufman in February 2025, calculated by multiplying the closing price of IAC common stock on the grant date by the number of IAC RSUs awarded.
(2)
Represents IAC RSUs that vest in two installments, 37.5% and 62.5% on the first and third anniversaries of the grant date, respectively, subject to continued service through the applicable vesting dates, and with partial vesting upon certain terminations of employment. As adjusted for the Angi Spin-Off, the amount of shares underlying Mr. Halpin's award was 229,560.
(3)
Represents IAC RSUs that vest in three equal installments on the first, second and third anniversaries of the grant date, subject to continued service through the applicable vesting dates, and with partial vesting upon certain terminations of employment. As adjusted for the Angi Spin-Off, the share amounts underlying Ms. Handler's and Mr. Kaufman's awards were 129,127 and 7,335, respectively.

Outstanding Equity Awards at 2025 Fiscal Year-End

	Option Awards ($)(1)(2)				Stock Awards ($)(1)(3)
Name	Number of securities underlying unexercised options (#) (Exercisable)	Number of securities underlying unexercised options (#) (Unexercisable)	Option exercise price ($)	Option expiration date	Equity Incentive Plan Awards: Number of unearned shares, units or other rights that have not vested (#)	Equity Incentive Plan Awards: Market or payout value of unearned shares, units or other rights that have not vested ($)

Barry Diller	—	—	—	—	—	—
Joseph Levin	—	—	—	—	—	—
Christopher Halpin	—	—	—	—	569,003	$22,248,017
Kendall Handler	4,551	—	$12.4000	3/29/2027	—	—
	—	—	—	—	230,145	8,998,670
Victor Kaufman	—	—	—	—	7,335	$286,799

(1)
The number of IAC stock options, RSUs and shares of restricted stock and exercise prices in this table reflect adjustments made to such awards (as applicable) in connection with the Angi Spin-Off.
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

On November 24, 2025, Bending Spoons US Inc. completed the acquisition of Vimeo, pursuant to the terms of the Agreement and Plan of Merger, dated as of September 10, 2025 (the "Vimeo Acquisition"). At the close of the Vimeo Acquisition, all outstanding and unexercised options were cancelled and converted into the right to receive cash, provided the exercise price of such option was greater than the merger consideration.

Accordingly, only information regarding outstanding Match Group stock options held by IAC NEOs as of December 31, 2025 appears below and information regarding exercises of Vimeo stock options and Match Group stock options by any NEO in any fiscal year (as applicable) will be disclosed under the caption Option Exercises and Stock Vested for the relevant year.

	Number of securities underlying unexercised Match Group Options (#) (Exercisable)	Match Group Option exercise price ($)	Match Group Option Expiration Date

Kendall Handler	8094	$23.8088	3/29/2027

(3)
In the case of Mr. Halpin, represents: (i) 229,560 IAC RSUs that vested/vest 37.5% and 62.5% on the first and third anniversaries of the grant date (February 6, 2025), (ii) 212,301 IAC RSUs that vest in one lump sum installment on January 26, 2027, (iii) 81,432 IAC RSUs that vest in two equal installments on the second and fourth anniversaries of the grant date (February 6, 2024), and (iv) 45,710 IAC RSUs that vested/vest 37.5% on the first and second anniversaries of the grant date, respectively, and 12.5% on the third and fourth anniversaries of the grant date (February 8, 2023), respectively, in all cases, subject to continued service through the applicable vesting dates, and with partial vesting upon certain terminations of employment.

In the case of Ms. Handler, represents: (i) 129,127 IAC RSUs that vested/vest in three equal annual installments on the anniversary of the grant date (February 6, 2025), (ii) 58,166 IAC RSUs that vest in three equal installments on the second, third and fourth anniversaries of the grant date (February 6, 2024) and (iii) 42,852 IAC RSUs that vested/vest 25%, 50% and 25% on the first, third and fourth anniversaries of the grant date (February 8, 2023), in all cases, subject to continued service through the applicable vesting dates, and with partial vesting upon certain terminations of employment.

In the case of Mr. Kaufman, represents IAC RSUs that vest in three equal annual installments on the anniversary of the grant date (February 10, 2025).

For a discussion of the treatment of the IAC RSU and restricted stock awards described above in connection with certain terminations of employment, see Estimated Potential Payments Upon Termination of Change in Control.

2025 Option Exercises and Stock Vested

Information regarding the number of shares acquired by IAC NEOs upon the exercise of IAC, Match and Vimeo stock options and the vesting of IAC RSUs in 2025 and the related value realized (if any), excluding the effect of applicable taxes, is set forth in the table below. Applicable stock prices are the actual historical stock prices as of the date(s) of exercise and/or vesting and, accordingly, do not reflect adjustments made to such prices to reflect the Angi Spin-Off.

Name	Number of Shares Acquired Upon Exercise (#)	Value Realized Upon Exercise ($)	Number of Shares Acquired Upon Vesting (#)	Value Realized Upon Vesting ($)

Barry Diller(1)	1,000,000	$29,894,100	—	—
Joseph Levin(1)	1,092,415	$29,612,942	—	—
Christopher Halpin(2)	—	—	56,486	$2,349,818
Kendall Handler(1)(2)	—	—	100,764	$3,865,430
Victor Kaufman(2)	—	—	27,752	$1,304,899

(1)
In addition to the exercise of IAC stock options described in the table above, Mr. Levin and Mr. Diller exercised Vimeo stock options in 2025 and Ms. Handler's Vimeo stock options were settled in cash at the time of the Vimeo Acquisition, as described above (the “Vimeo Option Exercises”).

In connection with the Vimeo Option Exercises, (i) Mr. Levin realized value in the amount of $3,198,587 and (ii) Mr. Diller realized value in the amount of $1,355,866, which is equal to the difference between the exercise price of such stock options and the closing price of Vimeo common stock at the time of exercise, multiplied by the number of stock options exercised. Ms. Handler received $19,412 at the closing of the Vimeo Acquisition.

Mr. Levin also exercised Match stock options in 2025 and realized value in the amount of $15,047,437, which is equal to the difference between the exercise price of such options and the closing price of Match common stock at the time of exercise, multiplied by the number of stock options exercised.

(2)
Represents the dollar value realized by Mr. Halpin, Ms. Handler and Mr. Kaufman upon the vesting of IAC RSUs, which is equal to the closing price of IAC common stock on the vesting date, multiplied by the number of IAC RSUs that vested.

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

Amounts and Benefits Payable Upon a Qualifying Termination

Certain amounts that would have become payable to IAC NEOs upon the events described above (as and if applicable), assuming that the relevant event occurred on December 31, 2025, are described and quantified in the table below. These amounts, which exclude the effect of any applicable taxes, are based on the applicable base salary, the number of unvested IAC RSUs and/or shares of IAC restricted stock outstanding on December 31, 2025 and the closing price of IAC common stock on December 31, 2025 ($39.10).

•
Mr. Diller. No payments or other benefits would have been made or provided to Mr. Diller pursuant to any agreement between him and IAC upon a termination without cause or a resignation for good reason (a “Qualifying Termination”) or due to death or disability on December 31, 2025.
•
Mr. Levin. Following the CEO Transition, upon a Qualifying Termination on December 31, 2025, Mr. Levin would not be entitled to any additional payments.
•
Mr. Halpin. Upon a Qualifying Termination on December 31, 2025, pursuant to the terms of his employment agreement, Mr. Halpin would have been entitled to:
•
receive base salary for the date that is twelve months from the date of such Qualifying Termination (the "Severance Period"), subject to the execution and non-revocation of a release and compliance with customary post- termination covenants, and subject to offset for any amounts earned from other employment during the Severance Period; and
•
the partial vesting of outstanding and unvested IAC equity awards (including any cliff vesting awards, which shall be subject to pro-ration as though such awards had an annual vesting schedule) in amounts equal to the number that would have otherwise vested during the Severance Period.

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

•
Ms. Handler. Upon a Qualifying Termination on December 31, 2025, pursuant to the terms of her employment agreement, Ms. Handler would have been entitled to:
•
receive base salary for the Severance Period, subject to the execution and non-revocation of a release and compliance with customary post-termination covenants, and subject to offset for any amounts earned from other employment during the Severance Period;
•
the partial vesting of outstanding and unvested IAC equity awards (including any cliff vesting awards, which shall be subject to pro- ration as though such awards had an annual vesting schedule) in amounts equal to the number that would have otherwise vested during the Severance Period; and
•
continue to have the ability to exercise her vested IAC stock options through June 30, 2026.

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

•
Mr. Kaufman. Upon a Qualifying Termination on December 31, 2025, pursuant to the terms of his employment agreement, Mr. Kaufman would have been entitled to the partial vesting of outstanding and unvested IAC equity awards (including any cliff vesting awards, which shall be subject to pro-ration as though such awards had an annual vesting schedule) in amounts equal to the number that would have otherwise vested during the Severance Period.

For Mr. Kaufman, “good reason” means a material breach of his employment agreement by the Company that is not cured promptly after notice.

Award Vesting

In addition to the payments and benefits described above, pursuant to the terms of Mr. Halpin's IAC RSU award granted in 2022, he would have been entitled to the vesting of eighty percent (80%) of his award as of December 31, 2025. No payments or other benefits would have been made or provided to Messrs. Diller, Halpin and Kaufman nor Ms. Handler pursuant to any agreement between these NEOs and IAC upon a termination of their respective employment due to death or disability.

Amounts and Benefits Payable Upon a Change in Control

No payments would have been made to any of our NEOs pursuant to any agreement between any of them and IAC upon a change in control of IAC on December 31, 2025.

Upon a Qualifying Termination on December 31, 2025 that occurred during the two (2) year period following a change in control of IAC (as defined in the applicable omnibus stock and annual incentive plan(s) and related award agreements), the vesting of all then outstanding and unvested IAC RSUs held by each NEO would have been accelerated.

In addition, under the Equity and Bonus Compensation Agreement, dated August 24, 1995, between IAC and Mr. Diller, IAC agreed that to the extent any payment or distribution by IAC to or for the benefit of Mr. Diller (whether under the terms of the related agreement or otherwise) would be subject to the excise tax imposed by §4999 of the Code, or any interest or penalties are incurred by Mr. Diller with respect to such excise tax, then Mr. Diller would be entitled to a gross-up payment covering the excise taxes and related interest and penalties. Given that Mr. Diller would not have received any payments upon an assumed change in control of IAC on December 31, 2025, IAC does not believe that any excise tax would be imposed or that any gross-up would be required.

Name and Benefit	Qualifying Termination	Change in Control of IAC	Qualifying Termination During the Two(2) Year Period Following a Change in Control of IAC

Barry Diller
Market Value of IAC RSUs that would vest	—	—	—
Joseph Levin
Continued Salary	—	—	—
Market Value of IAC RSUs that would vest	—	—	—
Total Estimated Incremental Value	—	—	—
Christopher Halpin
Continued Salary	$750,000	—	$750,000
Market Value of IAC RSUs that would vest	$12,447,438	—	$22,248,017
Total Estimated Incremental Value	$13,197,438	—	$22,998,017
Kendall Handler
Continued Salary	$500,000	—	$500,000
Market Value of IAC RSUs that would vest(1)	$3,558,022	—	$8,998,670
Total Estimated Incremental Value	$4,058,022	—	$9,498,670
Victor Kaufman
Market Value of IAC RSUs that would vest(1)	$95,600	—	$95,600

(1)
Represents the closing price of IAC common stock ($39.10) on December 31, 2025, multiplied by the number of IAC RSUs, in each case, that would have vested upon the occurrence of the relevant event specified above.

Pay Ratio Disclosure

In accordance with Item 402(u) of Regulation S-K of the Securities Act of 1933, as amended (“Item 402(u)”), IAC is required to disclose the ratio of its median employee’s 2025 annual total compensation to the 2025 annual total compensation of Mr. Levin, the Company's former Chief Executive Officer (the “2025 Pay Ratio”).

In connection with the CEO transition, Mr. Levin received severance-related compensation consisting of (i) 5,008,600 fully vested shares of Angi Inc. Class A common stock and (ii) $9,346,585 in cash, with an aggregate value of $17,160,001 on the date of grant. These one-time amounts were included in Mr. Levin’s total compensation for 2025 and had a significant impact on the 2025 Pay Ratio.

For the fiscal year ended December 31, 2025: (i) the estimated median of the annual total compensation of all IAC employees (other than Mr. Levin) was approximately $65,754, (ii) Mr. Levin's total annual compensation was $17,601,042 and (iii) the ratio of annual total compensation of Mr. Levin to the median of the annual total compensation of IAC’s other employees is approximately 268 to one. IAC determined its median employee’s total annual compensation in the same manner as it determined the total annual compensation for its Chief Executive Officer (see the Summary Compensation Table).

In making the determinations above, IAC first identified its total number of employees as of October 1, 2025 (5,360 in total, 4,838 of which were located in the United States and 522 of which were collectively located in various jurisdictions outside of the United States). IAC then excluded employees located in Ireland, which together represented less than 5% of its total number of employees. After excluding employees in these jurisdictions, IAC’s pay ratio calculation included 5,359 of its total 5,360 employees as of October 1, 2025.

To identify the median employee from this employee population, IAC then compared the amount of annual total compensation paid to these employees for the relevant period in 2025 in a consistent manner across the applicable employee population. For this purpose, annual total compensation is total income, excluding income related to stock-based compensation awards, paid to such employees and reported to the Internal Revenue Service in the United States (and equivalent amounts paid to employees located outside of the United States and reported to the relevant tax authorities). IAC annualized the compensation of employees who were hired in 2025 but did not work for IAC for the entire period. After we identified the median employee, we determined such employee’s total annual compensation in the same manner as we determined the total annual compensation for our NEOs as disclosed in the Summary Compensation Table.

The 2025 Pay Ratio disclosure set forth above is a reasonable estimate calculated in a manner consistent with applicable SEC rules, based on the methodologies and assumptions described above. SEC rules for identifying the median employee and determining the related pay ratio permit companies to use a wide range of methodologies, estimates and assumptions. As a result, the pay ratios reported by other companies may be based on other permitted methodologies and/or assumptions, and as a result, are likely not comparable to IAC’s 2025 Pay Ratio.

Director Compensation

Non-Employee Director Compensation Arrangement

The NCG Committee of the Board has primary responsibility for establishing non-employee director compensation arrangements, which have been designed to provide competitive compensation necessary to attract and retain high quality non-employee directors and to encourage ownership of IAC common stock to further align the interests of IAC’s non-employee directors with those of IAC’s stockholders. In connection with the Company's 2025 annual meeting of stockholders (the "2025 Annual Meeting"), the NCG Committee recommended, based on market guidance from Compensia, and the Board approved, updated director compensation arrangements that took effect on June 18, 2025 and were prorated for the portion of the remainder of 2025.

Prior to the 2025 Annual Meeting, arrangements in effect during 2025 provided that: (i) each non-employee director receive an annual retainer in the amount of $50,000, (ii) each member of the Audit and Compensation and Human Capital Committees (including their respective Chairs) receive an additional annual retainer in the amount of $10,000 and $5,000, respectively, and (iii) the Chairs of each of the Audit and Compensation and Human Capital Committees receive an additional annual retainer in the amount of $20,000, with all amounts being paid quarterly, in arrears.

Following the 2025 Annual Meeting, the arrangement provided that: (i) each non-employee director receive an annual retainer in the amount of $50,000, (ii) each member of the Audit Committee (including its Chair) receive an additional annual retainer in the amount of $15,000, (iii) the Chair of the Audit Committee receive an annual retainer in the amount of $35,000, (iv) each member of the Compensation and Human Capital Committee (including its Chair) receive an additional annual retainer in the amount of $12,500, (v) the Chair of the Compensation and Human Capital Committee receive an additional annual retainer in the amount of $20,000, (vi) members of the NCG Committee (including its Chair) receive an additional annual retainer in the amount of $7,500, and (vii) the Chair of the NCG Committee receive an additional annual retainer in the amount of $15,000, with all amounts being paid quarterly, in arrears.

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

2025 Non-Employee Director Compensation

The table below provides the amount of: (i) fees earned by IAC’s non-employee directors for services performed during 2025 (excluding the effect of any applicable taxes) and (ii) the grant date fair value of IAC RSU awards granted to non-employee directors in 2025. The fees set forth below reflect the update to non-employee director compensation that occurred in 2025, prorated from the date of the 2025 Annual Meeting. The number of IAC RSUs set forth below for each of the non-employee directors does not reflect adjustments made to such awards in connection with the Angi Spin-Off.

	Fees Earned
Name	Fees Paid in Cash ($)	Fees Deferred ($)(1)	Stock Awards ($)(2)(3)	Total ($)(4)

Tor Braham	$31,146	$—	$249,977	$281,123
Chelsea Clinton	$25,000	$25,000	$249,977	$299,977
Michael D. Eisner	—	$54,063	$249,977	$304,039
Bonnie S. Hammer	$62,188	—	$249,977	$312,164
Bryan Lourd	—	$62,708	$249,977	$312,685
David Rosenblatt	$81,771	—	$249,977	$331,748
Maria Seferian	—	$50,000	$249,977	$299,977
Alan G. Spoon	$90,833	—	$249,977	$340,810
Alexander von Furstenberg	$50,000	—	$249,977	$299,977
Richard F. Zannino	$71,771	—	$249,977	$321,748

(1)
Represents the dollar value of fees deferred in the form of share units by the relevant non-employee director under IAC’s Deferred Compensation Plan for Non-Employee Directors.
(2)
Reflects the grant date fair value of IAC RSU awards, calculated by multiplying the closing price of IAC common stock on the grant date by the number of IAC RSUs awarded.
(3)
Each of Messrs. Eisner, Lourd, Rosenblatt, Spoon, von Furstenberg and Zannino and Mses. Clinton and Hammer held a total of 12,552 IAC RSUs, respectively, Ms. Seferian held a total of 13,017 IAC RSUs and Mr. Braham held a total of 6,791 IAC RSUs, in all cases, as of December 31, 2025.
(4)
The differences in the amounts shown above among directors reflect committee tenure and service (or lack thereof), which varies among directors. See "Non-employee Director Compensation Arrangements" for further discussion of fee amounts and the changes which occurred in 2025.

Equity Compensation Plan Information

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information, as of December 31, 2025, regarding IAC equity compensation plans pursuant to which grants of IAC RSUs, shares of restricted stock, IAC stock options and other rights to acquire shares of IAC common stock may be made from time to time. IAC equity award numbers and exercise prices (as applicable) do not reflect adjustments made to such awards in connection with the Angi Spin-Off.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (A)(1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))

Equity compensation plans approved by security holders(2)	3,246,380	$11.44	28,015,278(4)

Equity compensation plans not approved by security holders	—	—	—

Total	3,246,380	$11.44	28,015,278(4)

(1)
Information excludes 20,998 gross shares of IAC common stock potentially issuable upon the settlement of equity awards denominated in shares of subsidiaries of IAC, based on the estimated values of such awards as of December 31, 2025. For a description of these awards, see the disclosure under the caption Stock-based Awards Denominated in the Shares of Certain Subsidiaries in Note 10 - Stock-Based Compensation to IAC’s consolidated financial statements on page 104 of the Annual Report.

The number of shares of IAC common stock ultimately needed to settle equity awards denominated in shares of subsidiaries of IAC can vary from the estimated number disclosed above as a result of both movements in IAC’s stock price and determinations of the fair value of the relevant subsidiaries that differ from IAC’s estimated determinations of the fair value of such subsidiaries as of December 31, 2025.

(2)
Consists of the 2018 Plan. For a description of the 2018 plan, see the first paragraph of Note 10 - Stock-Based Compensation to IAC’s consolidated financial statements on page 104 of the Annual Report.
(3)
Includes an aggregate of: (i) 438,167 shares of IAC common stock issuable upon the exercise of outstanding IAC stock options and (ii) 2,808,213 shares of IAC common stock issuable upon the vesting of IAC RSUs, in each case, as of December 31, 2025. These awards were issued pursuant to the 2018 Plan (the only active plan under which shares of IAC common stock were available for future grants as of December 31, 2025 and as of the date of this Amendment No. 1), as well as certain other historical IAC omnibus stock and annual plans that are no longer active as of December 31, 2025.

Information excludes the Restricted Stock Award, which award was reflected in the total number of shares of IAC common stock issued and outstanding as of December 31, 2024. Pursuant to the ETA, the Restricted Stock Award was forfeited and cancelled in January 2025 in connection with the CEO Transition. See Note 10-Stock Based Compensation to IAC’s consolidated financial statements on page 104 of the Annual Report and the disclosure under the captions Compensation Discussion and Analysis-CEO Transition and Certain Relationships and Related Person Transactions-Relationships Involving Significant Stockholders, Executive Officers and Directors-Relationships Involving Mr. Levin.

(4)
Reflects shares of IAC common stock that remain available for future issuance under the 2018 Plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table presents, as of March 23, 2026, information relating to the beneficial ownership of IAC common stock and IAC Class B common stock by: (1) each person known by IAC to own beneficially more than 5% of the outstanding shares of IAC common stock and/or IAC Class B common stock, (2) each member of the Board, (3) each IAC NEO and (4) all members of the Board and IAC executive officers as a group. As of the close of business on March 23, 2026, there were 69,088,516 shares of IAC common stock and 5,789,499 shares of IAC Class B common stock outstanding.

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

	IAC Common Stock			IAC Class B Common Stock			Percent of Votes

Name and Address of Beneficial Owner	Number of Shares Owned		% of Class Owned	Number of Shares Owned		% of Class Owned	(All Classes) %

BlackRock, Inc. 50 Hudson Yards New York, NY 10001	8,966,333	(1)	11.97%	—		—	7.1%
The Vanguard Group 101 Vanguard Blvd. Malvern, PA 19355	7,832,144	(2)	11.3%	—		—	6.2%
Aristeia Capital, L.L.C., One Greenwich Plaza, Suite 300, Greenwich, CT, 06830	5,702,459	(3)	8.3%	—		—	4.5%
'HighSage Ventures LLC 200 Clarendon Street, 59th Floor Boston, MA 02116	4,980,626	(4)	7.2%	—		—	3.9%
Southeastern Asset Management, Inc. 5100 Poplar Avenue, Suite 2450, Memphis, TN 38137	3,989,340	(5)	5.8%	—		—	3.1%
JPMorgan Chase & Co. 383 Madison Avenue New York, NY 10179	3,649,957	(6)	5.3%	—		—	2.9%

Barry Diller	6,593,155	(7)	8.8%	5,789,499	(6)	100%	46.2%

Tor R. Braham	15,000	(8)	*

Chelsea Clinton	51,838	(9)	*	—		—

Michael D. Eisner	207,904	(10)	*	—		—

Christopher Halpin	137,757	(11)	*	—		—

Kendall Handler	111,801	(12)	*	—		—

Bonnie S. Hammer	34,721	(13)	*	—		—

Victor A. Kaufman	90,767	(14)	*	—		—

Joseph Levin	310,000	(15)	*	—		—

Bryan Lourd	46,173	(16)	*	—		—

David Rosenblatt	58,891	(17)	*	—		—

Maria Seferian	5,860	(18)	*	—		—

Alan G. Spoon	121,625	(19)	*	—		—

Alexander von Furstenberg	659,830	(7)(20)	*	573,539	(6)	9.9%	4.6%

Diane von Furstenberg	136,711	(21)	*	4,786,847	(6)	82.7%	37.8%

Richard F. Zannino	58,487	(22)	*	—		—

All current executive officers and directors as a group (14 persons)	8,194,681		10.9%	5,789,499		100%	53.1%

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
(3)
Based upon information regarding IAC holdings reported by way of a Schedule 13G filed with the SEC on February 17, 2026 by Aristeia Capital, L.L.C ("Aristeia"), in its capacity as an investment advisor. Aristeia may be deemed to beneficially own and to have sole voting power and sole dispositive power over 5,702,459 shares of IAC common stock.
(4)
Based upon information regarding IAC holdings reported by way of Amendment No. 3 to a Schedule 13G filed with the SEC on August 14, 2025 by HighSage Ventures LLC (“HighSage”) and Jennifer Stier, the Manager of HighSage, pursuant to a joint filing agreement between the parties. The IAC holdings reported therein are directly held by certain limited liability companies managed by either HighSage or Ms. Stier. HighSage and Ms. Stier have shared voting power and shared dispositive power over 4,562,068 and 5,394,779 shares of IAC common stock, respectively, listed in the table above.
(5)
Based upon information regarding IAC holdings reported by way of a Schedule 13G filed with the SEC on February 13, 2026 by Southeastern Asset Management, Inc. ("Southeastern") in its capacity as investment advisor. Southeastern may be deemed to beneficially own and have sole voting and sole dispositive power. and shared voting and shared dispositive power over 650,380 and 3,338,960 shares of IAC common stock, respectively.
(6)
Based upon information regarding IAC holdings reported by way of Amendment No. 5 to a Schedule 13G filed with the SEC on October 31, 2025 by JPMorgan Chase & Co. (“JPMorgan”). JPMorgan has sole voting power, sole dispositive power and shared dispositive power over 3,153,786, 3,649,894 and 63 shares of IAC common stock, respectively, listed in the table above.
(7)
Consists of: (i) 665,234 shares of IAC common stock and 429,113 shares of IAC Class B common stock, which are convertible on a one- for-one basis into shares of IAC common stock, held directly by Mr. Diller and/or through The Arrow 1999 Trust, dated September 16, 1999, as amended (the “Arrow Trust”), over which Mr. Diller has sole investment and voting power, (ii) 136,711 shares of IAC common stock and 4,786,847 shares of IAC Class B common stock held by trusts for the benefit of certain members of Mr. Diller’s family (the “Descendants Trusts”), over which Mr. Diller has sole investment power and Ms. Von Furstenberg, Mr. Diller’s spouse, has sole voting power, (iii) 573,539 shares of IAC Class B common stock held by a trust for the benefit of certain members of Mr. Diller’s family (the “TALT Trust”), over which Mr. von Furstenberg, Mr. Diller’s stepson, has sole investment and voting power, and over which Mr. Diller may be deemed to have the right to acquire investment power within 60 days as a result of his ability to designate a replacement for Mr. von Furstenberg as investment advisor (see footnotes 6 and 19); provided, however, that Mr. Diller may not act as the replacement investment advisor with respect to voting control over such securities, and (iv) 1,711 shares of IAC common stock held by a family foundation, as to which Mr. Diller has shared voting and investment power and as to which he disclaims beneficial ownership.

The total number of shares of IAC Class B common stock outstanding includes: (i) 429,113 shares of IAC Class B common stock, which are convertible on a one-for-one basis into shares of IAC common stock, held directly by Mr. Diller and/or through the Arrow Trust, over which Mr. Diller has sole investment and voting power, (ii) 4,786,847 shares of IAC Class B common stock held by the Descendants Trusts, over which Mr. Diller has sole investment power and Ms. Von Furstenberg, Mr. Diller’s spouse, has sole voting power, and (iii) 573,539 shares of IAC Class B common stock held by the TALT Trust, over which Mr. von Furstenberg, Mr. Diller’s stepson, has sole investment and voting power, and over which Mr. Diller may be deemed to have the right to acquire investment power within 60 days as a result of his ability to designate a replacement for Mr. von Furstenberg as investment advisor (see footnote 19); provided, however, that Mr. Diller may not act as the replacement investment advisor with respect to voting control over such securities.

(8)
Consists of shares of IAC common stock held directly by Mr. Braham.
(9)
Consists of shares of IAC common stock held directly by Ms. Clinton.
(10)
Consists of: (i) 167,349 shares of IAC common stock held directly by Mr. Eisner and/or through a trust over which Mr. Eisner has sole investment and voting power and (ii) 40,555 shares of IAC common stock held by a trust, of which Mr. Eisner is the trustee.
(11)
Consists of shares of IAC common stock held directly by Mr. Halpin.
(12)
Consists of: (i) 107,250 shares of IAC common stock held directly by Ms. Handler and (ii) vested options to purchase 4,551 shares of IAC common stock.
(13)
Consists of shares of IAC common stock held directly by Ms. Hammer.
(14)
Consists of: (i) 22,483 shares of IAC common stock held directly by Mr. Kaufman and (ii) 68,284 shares of IAC common stock held through a grantor retained annuity trust established for the benefit of Mr. Kaufman’s spouse, and as to which: (x) Mr. Kaufman’s spouse serves as trustee and is the sole annuitant, and (y) Mr. Kaufman disclaims beneficial ownership except to the extent of any pecuniary interest therein.
(15)
Consists of shares of IAC common stock held directly by Mr. Levin.
(16)
Consists of: of IAC common stock held directly by Mr. Lourd.
(17)
Consists of shares of IAC common stock held directly by Mr. Rosenblatt.
(18)
Consists of shares of IAC common stock held directly by Ms. Seferian.
(19)
Consists of: (i) 106,625 shares of IAC common stock held directly by Mr. Spoon, and (ii) 15,000 shares of IAC common stock held by a limited liability company controlled by certain members of Mr. Spoon’s family and as to which Mr. Spoon disclaims beneficial ownership except to the extent of any pecuniary interest therein.
(20)
Consists of: (i) 86,291 shares of IAC common stock held directly by Mr. von Furstenberg and (ii) 573,539 shares of IAC Class B common stock, which are convertible on a one-for-one basis into shares of IAC common stock, held by the TALT Trust, over which Mr. von Furstenberg has sole investment and voting power, and as to which Mr. von Furstenberg disclaims beneficial ownership except to the extent of any pecuniary interest therein.
(21)
Consists of shares of IAC common stock held by the Descendants Trusts, over which Ms. von Furstenberg has sole voting power and Mr. Diller, Ms. von Furstenberg’s spouse, has sole investment power (see footnote 7).
(22)
Consists of shares of IAC common stock held directly by Mr. Zannino.

DELINQUENT SECTION 16(a) REPORTS

Section 16(a) of the Exchange Act requires IAC’s directors, certain of its officers and persons who beneficially own more than 10% of a registered class of IAC stock to file initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) of IAC common stock and IAC Class B common stock with the SEC. Directors, officers and greater than 10% beneficial owners are required by SEC rules to furnish IAC with copies of all such forms they file. Based solely on a review of the copies of such forms furnished to IAC and/or written representations that no additional forms were required, IAC believes that its directors, officers and greater than 10% beneficial owners complied with these filing requirements in 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence

CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS

Review of Related Person Transactions

The Audit Committee has a formal, written policy that requires an appropriate review of all related person transactions by the Audit Committee, as required by the Marketplace Rules governing conflict of interest transactions. For purposes of this policy, as amended, consistent with the Marketplace Rules, the terms “related person” and “transaction” are determined by reference to Item 404(a) of Regulation S-K under the Securities Act of 1933, as amended (“Item 404”). During 2025, in accordance with this policy, IAC management was required to determine whether any proposed transaction, arrangement or relationship with a related person fell within the Item 404 definition of “transaction,” and if so, review such transaction with the Audit Committee. In connection with such determinations, IAC management and the Audit Committee consider: (i) the parties to the transaction and the nature of their affiliation with IAC and the related person, (ii) the dollar amount involved in the transaction, (iii) the material terms of the transaction, including whether the terms of the transaction are ordinary course and/or otherwise negotiated at arms’ length, (iv) whether the transaction is material, on a quantitative and/or qualitative basis, to IAC and/or the related person, and (v) any other facts and circumstances that IAC management or the Audit Committee deems appropriate.

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

Relationships Involving Mr. Levin

In connection with the CEO Transition, in January 2025, IAC and Mr. Levin entered in the ETA, pursuant to which Mr. Levin has agreed to provide certain consulting services to, and receive related payments from, IAC. See the disclosure under the caption Compensation Disclosure and Analysis - CEO Transition.

Relationships Involving Expedia Group

Overview

In connection with and following the spin-off of Expedia, Inc. (now known as Expedia Group, Inc. (“Expedia Group”)) in August 2005 (the “Expedia Spin- Off”), IAC and Expedia entered into certain arrangements, including arrangements regarding the sharing of certain costs, the use and ownership of certain aircraft and various commercial agreements, certain of which are generally described below.

Cost Sharing Arrangements

Since August 2005 Mr. Diller has served (and currently serves) as Chairman and Senior Executive of both IAC and Expedia Group. In connection with the Expedia Spin-Off, IAC and Expedia Group had agreed, in light of Mr. Diller’s senior role at both companies and his anticipated use of certain resources to the benefit of both companies, to share certain expenses associated with such usage, as well as certain costs incurred by IAC in connection with the provision of certain benefits to Mr. Diller (the “Shared Costs”). Cost sharing arrangements in effect during 2025 provided that each of IAC and Expedia Group cover 50% of the Shared Costs, which both companies agreed best reflects the allocation of actual time spent (and time to be spent) by Mr. Diller between the two companies. Shared Costs include costs for equipment dedicated to Mr. Diller’s use and expenses relating to Mr. Diller’s support staff. Costs in 2025 for which IAC billed Expedia Group pursuant to these arrangements were approximately $502,000. IAC and Expedia Group also share certain expenses for Mr. Diller's personal security, with IAC and Expedia Group each responsible for 50% of such costs. See the Summary Compensation Table for further information regarding security expenses paid by IAC in 2025.

Aircraft Arrangements

Each of IAC and Expedia Group currently has a 50% ownership interest in two aircraft that may be used by both companies (the “Aircraft”). Historically, the Company and Expedia Group allocated fixed costs, including flight crew compensation and benefits, 50% to each company and shared variable costs pro-rata according to each company’s respective usage of the aircraft. In December of 2025, the Company and Expedia Group amended their cost sharing arrangement to reflect the allocation of all costs on a pro-rata basis according to each company’s respective usage of the Aircraft, with the exception of costs related to flights taken by Mr. Diller, of which each of the Company and Expedia Group continue to be responsible for 50%.

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

In addition, IAC and Expedia Group have entered into agreements pursuant to which Expedia Group used additional aircraft owned by an IAC subsidiary (the “Subsidiary Aircraft”) on a cost basis through the sale of the Subsidiary Aircraft in the fourth quarter of 2025. During 2025, total amounts billed to Expedia Group pursuant to these agreements were approximately $614,500.

Members of the flight crew for the Aircraft are employed (and, in the case of the Subsidiary Aircraft, were employed prior to the sale of such aircraft in the fourth quarter of 2025) by an entity in which each of IAC and Expedia Group has a 50% ownership interest. IAC and Expedia Group share costs relating to flight crew compensation and benefits pro-rata according to each company’s respective usage of the Aircraft and Subsidiary Aircraft, for which they are separately billed by the entity described above. During 2025, total payments in the amount of approximately $3.8 million were made to this entity by IAC.

Commercial Agreements

In connection with and following the Expedia Spin-Off, certain IAC businesses entered into (and continue to enter into) commercial agreements with certain Expedia Group businesses. IAC believes that these arrangements are ordinary course and have been negotiated at arm’s length. In addition, IAC believes that none of these arrangements, whether taken individually or in the aggregate, constitute a material contract to IAC. None of these arrangements, whether taken individually or together with other similar agreements, involved payments to or from IAC and its businesses in excess of $120,000 in 2025.

Office Space Lease

Expedia Group rents office space at IAC’s corporate headquarters in New York pursuant to a lease agreement that was negotiated at arm’s length. In 2025, Expedia Group paid IAC approximately $853,000 pursuant to the lease agreement.

Relationships Involving Vimeo

Certain agreements currently govern the post Vimeo Spin-Off relationship between IAC and Vimeo, including a separation agreement, tax matters agreement, employee matters agreement and certain commercial agreements.

Pursuant to the separation agreement, as of December 31, 2025, there were no outstanding payables to IAC. Pursuant to the tax matters agreement, there were no payments or refunds due to IAC from Vimeo for 2025 and no outstanding payables due to or receivables due from IAC at December 31, 2025. During 2025, amounts billed to, and payments made or received by, IAC or Vimeo pursuant to the former transition services agreement and the employee matters agreement did not exceed $120,000.

On November 24, 2025, Bending Spoons US Inc. completed the acquisition of Vimeo, pursuant to the terms of the previously announced Agreement and Plan of Merger, dated as of September 10, 2025 (the "Vimeo Acquisition").

Following the Vimeo Spin-Off and until the Vimeo Acquisition, certain IAC businesses entered into (and continue to enter into) commercial agreements with certain Vimeo businesses. IAC believes that these arrangements were in ordinary course and were negotiated at arm’s length. In addition, IAC believes that none of these arrangements, whether taken individually or in the aggregate, constitute a material contract to IAC. Apart from the payment described below, no agreements or arrangements, whether taken individually or together with other similar agreements and arrangements, involved payments to or from IAC and its businesses in excess of $120,000 in 2025.

Item 14. Principal Accountant Fees and Services

Fees Paid to IAC’s Independent Registered Public Accounting Firm

The following table sets forth fees for all professional services provided by Ernst & Young LLP to IAC for the years ended December 31, 2025 and 2024:

	2025	2024
Audit Fees(1)	$7,317,481	$7,164,837
Audit-Related Fees(2)	$170,000	$170,000
Total Audit and Audit-Related Fees	$7,487,481	$7,334,837
Tax Fees(3)	$20,000	$23,000
Total Fees	$7,507,481	$7,357,837

(1)
Audit Fees in 2025 and 2024 include fees: (i) associated with the annual audit of financial statements and internal control over financial reporting and the review of periodic reports, (ii) for the annual audit of stand-alone financial statements for People Inc., which People Inc. is required to deliver to its lenders, (iii) for accounting consultations, (iv) for comfort letters and (v) for statutory audits (audits required by local law performed for an IAC business in a jurisdiction abroad). Excludes 2024 Audit Fees in the total aggregate amount of $3,001,933 incurred and paid directly by Angi Inc., prior to its spin-off from IAC on March 31, 2025.
(2)
Audit-Related Fees in 2025 and 2024 include fees associated with: (i) employee benefit plan audits for IAC and People Inc., and (ii) an aviation fuel audit for People Inc.
(3)
Tax fees in 2025 and 2024 primarily include fees paid for international tax compliance services.
(4)
Fees for 2024 have been recast to conform with the 2025 presentation of audit fees.

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

Pursuant to the pre-approval policy, the Audit Committee may delegate its authority to grant pre-approvals to one or more of its members and has currently delegated this authority to its Chair. The decisions of the Chair (or any other member(s) to whom such authority may be delegated) to grant pre-approvals are presented to the full Audit Committee at its next scheduled meeting. The Audit Committee may not delegate its responsibilities to pre-approve services to IAC management.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(3)	Exhibits

(1)
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

April 1, 2026	IAC INC.

	By:	/s/ CHRISTOPHER HALPIN
Christopher Halpin
Executive Vice President, Chief Operating Officer and Chief Financial Officer