Form 10-Q
period 2026-03-31
IAC Inc.
filed 2026-05-04
CIK 1800227

As filed with the Securities and Exchange Commission on May 4, 2026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of May 1, 2026, the following shares of the registrant’s common stock were outstanding:

Common Stock	68,590,555
Class B common stock	5,789,499
Total	74,380,054

PART I
FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements
IAC INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	March 31, 2026	December 31, 2025
	(In thousands, except par value amounts)
ASSETS
Cash and cash equivalents	$1,112,445	$941,311
Accounts receivable, net	328,772	416,617
Other current assets	109,404	102,188
Current assets of discontinued operations	—	84,633
Total current assets	1,550,621	1,544,749

Buildings, land, equipment, leasehold improvements and capitalized software, net	285,630	284,394
Goodwill	1,507,911	1,508,030
Intangible assets, net of accumulated amortization	375,341	394,381
Investment in MGM Resorts International	2,473,095	2,401,858
Long-term investments	404,628	409,240
Other non-current assets	222,991	225,306
Non-current assets of discontinued operations	—	426,959
TOTAL ASSETS	$6,820,217	$7,194,917

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Current portion of long-term debt	$24,500	$24,500
Accounts payable, trade	35,815	36,884
Deferred revenue	20,923	19,026
Accrued expenses and other current liabilities	338,544	403,810
Current liabilities of discontinued operations	—	76,647
Total current liabilities	419,782	560,867

Long-term debt, net	1,395,774	1,401,324
Deferred income taxes	192,966	208,624
Other long-term liabilities	217,010	226,422
Non-current liabilities of discontinued operations	—	8,657

Redeemable noncontrolling interests	12,236	25,264

Commitments and contingencies

SHAREHOLDERS' EQUITY:
Common stock, $0.0001 par value; authorized 1,600,000 shares; 84,083 and 83,581 shares issued and 68,773 and 71,555 shares outstanding at March 31, 2026 and December 31, 2025, respectively	8	8
Class B common stock, $0.0001 par value; authorized 400,000 shares; 5,789 shares issued and outstanding at March 31, 2026 and December 31, 2025	1	1
Additional paid-in-capital	5,974,269	5,959,692
Accumulated deficit	(714,882)	(643,000)
Accumulated other comprehensive loss	(14,054)	(11,842)
Treasury stock, 15,310 shares and 12,026 shares at March 31, 2026 and December 31, 2025, respectively	(695,890)	(571,032)
Total IAC shareholders' equity	4,549,452	4,733,827
Noncontrolling interests	32,997	29,932
Total shareholders' equity	4,582,449	4,763,759
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$6,820,217	$7,194,917
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2026	2025
	(In thousands, except per share data)
Revenue	$422,893	$481,686
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	159,773	187,315
Selling and marketing expense	133,030	157,369
General and administrative expense	104,107	43,477
Product development expense	39,695	35,742
Depreciation	7,314	11,241
Amortization of intangibles	19,040	22,418
Total operating costs and expenses	462,959	457,562
Operating (loss) income	(40,066)	24,124
Interest expense	(25,858)	(28,314)
Unrealized gain (loss) on investment in MGM Resorts International	34,005	(324,265)
Other income, net	14,089	7,632
Loss from continuing operations before income taxes	(17,830)	(320,823)
Income tax benefit	15,578	62,481
Net loss from continuing operations	(2,252)	(258,342)
Loss on the sale of Care.com, net of income taxes	(75,643)	—
Earnings from discontinued operations, net of income taxes	7,225	43,774
Net loss	(70,670)	(214,568)
Net earnings attributable to noncontrolling interests	(1,212)	(2,237)
Net loss attributable to IAC shareholders	$(71,882)	$(216,805)

Per share information from continuing operations:
Basic loss per share	$(0.05)	$(3.14)
Diluted loss per share	$(0.05)	$(3.14)

Per share information attributable to IAC common stock and Class B common stock shareholders:
Basic loss per share	$(0.94)	$(2.64)
Diluted loss per share	$(0.94)	$(2.64)

Stock-based compensation expense by function:
Cost of revenue	$264	$335
Selling and marketing expense	939	676
General and administrative expense	14,349	(22,906)
Product development expense	860	505
Total stock-based compensation expense	$16,412	$(21,390)
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Net loss	$(70,670)	$(214,568)
Other comprehensive (loss) income, net of income taxes
Change in foreign currency translation adjustment	(3,358)	3,014
Change in net unrealized gains (losses) on interest rate swaps	1,146	(1,800)
Total other comprehensive (loss) income, net of income taxes	(2,212)	1,214
Comprehensive loss, net of income taxes	(72,882)	(213,354)
Components of comprehensive income attributable to noncontrolling interests:
Net earnings attributable to noncontrolling interests	(1,212)	(2,237)
Change in foreign currency translation adjustment attributable to noncontrolling interests	—	(433)
Comprehensive income attributable to noncontrolling interests	(1,212)	(2,670)
Comprehensive loss attributable to IAC shareholders	$(74,094)	$(216,024)
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Three months ended March 31, 2026
(Unaudited)

	Redeemable Noncontrolling Interests	Common Stock, $0.0001 par value		Class B common stock, $0.0001 par value		Additional Paid-in-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total IAC Shareholders' Equity	Noncontrolling Interests	Total Shareholders' Equity
		$	Shares	$	Shares
		(In thousands)
Balance at December 31, 2025	$25,264	$8	83,581	$1	5,789	$5,959,692	$(643,000)	$(11,842)	$(571,032)	$4,733,827	$29,932	$4,763,759
Net earnings (loss)	65	—	—	—	—	—	(71,882)	—	—	(71,882)	1,147	(70,735)
Other comprehensive loss, net of income taxes	—	—	—	—	—	—	—	(2,212)	—	(2,212)	—	(2,212)
Stock-based compensation expense	—	—	—	—	—	16,996	—	—	—	16,996	353	17,349
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	—	502	—	—	(18,041)	—	—	—	(18,041)	—	(18,041)
Purchase of IAC treasury stock	—	—	—	—	—	—	—	—	(124,858)	(124,858)	—	(124,858)
Payment received pursuant to the tax sharing agreement with Angi Inc.	—	—	—	—	—	6,542	—	—	—	6,542	—	6,542
Allocation of certain tax attributes in connection with the Angi Inc. Distribution	—	—	—	—	—	(1,104)	—	—	—	(1,104)	—	(1,104)
Adjustment to the Angi Inc. Distribution following the repeal of Canada's digital service tax	—	—	—	—	—	(1,460)	—	—	—	(1,460)	—	(1,460)
Adjustment of noncontrolling interests to redemption amount	(13,091)	—	—	—	—	13,091	—	—	—	13,091	—	13,091
Adjustment to the liquidation value of Vivian Health preferred shares	—	—	—	—	—	(1,565)	—	—	—	(1,565)	1,565	—
Other	(2)	—	—	—	—	118	—	—	—	118	—	118
Balance at March 31, 2026	$12,236	$8	84,083	$1	5,789	$5,974,269	$(714,882)	$(14,054)	$(695,890)	$4,549,452	$32,997	$4,582,449

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Three months ended March 31, 2025
(Unaudited)

	Redeemable Noncontrolling Interests	Common Stock, $0.0001 par value		Class B common stock, $0.0001 par value		Additional Paid-in-Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total IAC Shareholders' Equity	Noncontrolling Interests	Total Shareholders' Equity

		$	Shares	$	Shares
		(In thousands)
Balance at December 31, 2024	$25,415	$8	84,831	$1	5,789	$6,380,700	$(538,974)	$(11,396)	$(252,441)	$5,577,898	$701,075	$6,278,973
Net (loss) earnings	(8)	—	—	—	—	—	(216,805)	—	—	(216,805)	2,245	(214,560)
Other comprehensive income, net of income taxes	—	—	—	—	—	—	—	781	—	781	433	1,214
Stock-based compensation expense	—	—	—	—	—	(20,400)	—	—	—	(20,400)	(652)	(21,052)
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	—	791	—	—	(35,859)	—	—	—	(35,859)	—	(35,859)
Forfeiture of IAC's former CEO's restricted common stock award	—	—	(3,000)	—	—	—	—	—	—	—	—	—
Withholding taxes paid on IAC's transfer of Angi Inc. Class B shares to its former CEO	—	—	—	—	—	(9,347)	—	—	—	(9,347)	—	(9,347)
Issuance of Angi Inc. common stock pursuant to stock-based awards, net of withholding taxes, prior to the Distribution	—	—	—	—	—	(8,264)	—	4	—	(8,260)	3,688	(4,572)
Purchase of IAC treasury stock	—	—	—	—	—	—	—	—	(180,827)	(180,827)	—	(180,827)
Purchase of Angi Inc. treasury stock prior to the Distribution	—	—	—	—	—	(10,688)	—	—	—	(10,688)	—	(10,688)
Adjustment of noncontrolling interests to redemption amount	(113)	—	—	—	—	113	—	—	—	113	—	113
Adjustment to the liquidation value of Vivian Health preferred shares	—	—	—	—	—	(17)	—	—	—	(17)	17	—
Distribution of IAC's investment in Angi Inc.	—	—	—	—	—	(1,065,612)	—	(382)	—	(1,065,994)	—	(1,065,994)
Elimination of Angi Inc. noncontrolling interest	—	—	—	—	—	682,927	—	—	—	682,927	(682,927)	—
Other	—	—	—	—	—	37	—	—	—	37	—	37
Balance at March 31, 2025	$25,294	$8	82,622	$1	5,789	$5,913,590	$(755,779)	$(10,993)	$(433,268)	$4,713,559	$23,879	$4,737,438

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Cash flows from operating activities attributable to continuing operations:
Net loss	$(70,670)	$(214,568)
Less: Loss on the sale of Care.com, net of income taxes	(75,643)	—
Less: Earnings from discontinued operations, net of income taxes	7,225	43,774
Net loss attributable to continuing operations	(2,252)	(258,342)
Adjustments to reconcile net loss attributable to continuing operations to net cash provided by (used in) operating activities attributable to continuing operations:
Amortization of intangibles	19,040	22,418
Stock-based compensation expense	16,412	(21,390)
Non-cash lease expense (including right-of-use asset impairments)	7,543	8,724
Depreciation	7,314	11,241
Net downward adjustments to the carrying value of equity securities without readily determinable fair values and net gains on sales of investments and businesses	4,574	7,538
Unrealized (gain) loss on investment in MGM Resorts International	(34,005)	324,265
Deferred income taxes	(15,121)	(63,833)
Gain on sale of an unutilized domain name	(7,500)	—
Net gains on amendments and early terminations of lease agreements	—	(36,038)
Other adjustments, net	2,828	1,348
Changes in assets and liabilities, net of effects of dispositions:
Accounts receivable	86,268	76,641
Other assets	(940)	(32,650)
Operating lease liabilities	(14,545)	(33,950)
Accounts payable and other liabilities	(61,564)	(35,588)
Income taxes payable and receivable	(635)	1,611
Deferred revenue	2,547	694
Net cash provided by (used in) operating activities attributable to continuing operations	9,964	(27,311)
Cash flows from investing activities attributable to continuing operations:
Capital expenditures	(7,961)	(4,136)
Net proceeds from the sale of Care.com	295,697	—
Purchase of MGM Resorts International common shares	(37,232)	—
Allocation of Angi Inc.'s cash in the Distribution	—	(386,563)
Proceeds from the sale of an unutilized domain name	7,500	—
Net proceeds from the sales of investments and businesses	38	10,096
Proceeds from the sale of a portion of the retirement investment fund	—	5,248
Other, net	2,602	134
Net cash provided by (used in) investing activities attributable to continuing operations	260,644	(375,221)
Cash flows from financing activities attributable to continuing operations:
Principal payments on the Term Loans	(6,125)	(8,750)
Withholding taxes paid on behalf of employees on net settled stock-based awards	(17,999)	(45,183)
Purchases of treasury stock	(123,574)	(179,394)
Distribution from Angi Inc. pursuant to the tax sharing agreement	6,542	—
Other, net	4	(655)
Net cash used in financing activities attributable to continuing operations	(141,152)	(233,982)
Total cash provided by (used in) continuing operations	129,456	(636,514)
Net cash provided by operating activities attributable to discontinued operations	5,424	24,617
Net cash used in investing activities attributable to discontinued operations	(60)	(13,019)
Net cash used in financing activities attributable to discontinued operations	—	(14,362)
Total cash provided by (used in) discontinued operations	5,364	(2,764)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(1,411)	362
Net increase (decrease) in cash and cash equivalents and restricted cash	133,409	(638,916)
Cash and cash equivalents and restricted cash at beginning of period	986,831	1,807,255
Cash and cash equivalents and restricted cash at end of period	$1,120,240	$1,168,339
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Company Overview
IAC today primarily comprises leading publisher People Inc. and its strategic equity positions in MGM Resorts International (“MGM”) and Turo Inc. (“Turo”).
As used herein, “IAC,” the “Company,” “we,” “our,” “us” and other similar terms refer to IAC Inc. and its subsidiaries (unless the context requires otherwise).
IAC Corporate Restructuring
On April 28, 2026, IAC announced it is changing its name to “People Incorporated” as it continues to sharpen its focus on its People Inc. business and its investment in MGM.
Ahead of its name change to “People Incorporated,” which is expected to occur in or before August 2026, the Company has initiated a plan to consolidate its corporate functions with those of People Inc. through a reduction in workforce, technology integrations and other cost-saving measures over the coming quarters (the “Plan”). The Plan is expected to be completed by the first quarter of 2027.
The Company expects to incur approximately $14.0 million in severance and related expenses, of which $10.3 million was accrued at March 31, 2026 and is included in “General and administrative expense” in the statement of operations, $48.0 million in stock-based compensation expense and $0.5 million to $1.0 million in other costs related to the Plan. The aforementioned stock-based compensation expense includes approximately $16.0 million of expense that accelerates based on the original terms of employee award agreements and $32.0 million of expense associated with awards that were modified to vest in connection with the Plan. The total costs expected to be incurred in connection with the Plan are approximately $63.0 million. The estimates of the charges and expenditures that the Company expects to incur in connection with the Plan, and the timing thereof, are subject to a number of assumptions and actual amounts may differ materially from these estimates. In addition, the Company may incur other charges or cash expenditures not currently contemplated due to unanticipated events that may occur in connection with the implementation of the Plan.
As the Company moves away from its holding company structure and in connection with the Plan, Christopher Halpin will cease to serve as Executive Vice President, Chief Operating Officer and Chief Financial Officer of the Company, and Kendall Handler will cease to serve as Executive Vice President and Chief Legal Officer of the Company, in each case, effective on the filing of the Company’s Form 10-Q for the quarter ending June 30, 2026 or such earlier date on which the executive’s employment with the Company is terminated for any other reason (the “Separation Effective Date”). The Company expects that, upon the Separation Effective Date, Neil Vogel, who currently serves as Chief Executive Officer of People, will become Chief Executive Officer of the Company, and Tim Quinn, who currently serves as the Chief Financial Officer of People, will become Chief Financial Officer of the Company. Mr. Halpin and Ms. Handler have each entered into employment transition agreements with the Company, each dated April 27, 2026, pursuant to which each executive will continue to serve in their respective positions through the Separation Effective Date.
Discontinued Operations
Sale of Care.com
On March 16, 2026, IAC completed the sale of its wholly-owned subsidiary, Care.com, for net proceeds of $295.7 million. As a result of the transaction, the consolidated operations of Care.com are presented as discontinued operations within IAC’s consolidated financial statements for all periods prior to March 16, 2026.

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
The unaudited interim financial statements have been prepared in accordance with GAAP for interim financial information and with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and notes required by GAAP for complete annual financial statements. In the opinion of management, the unaudited interim financial statements include all normal recurring adjustments considered necessary for a fair presentation. Interim results are not necessarily indicative of the results that may be expected for the full year. The unaudited interim financial statements should be read in conjunction with the annual audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.
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
On an ongoing basis, the Company evaluates its estimates, judgments and assumptions, if applicable, including those related to: the fair value of cash equivalents; the carrying value of accounts receivable, including the determination of the allowance for credit losses; the recoverability of right-of-use assets (“ROU assets”); the useful lives and recoverability of buildings, equipment, leasehold improvements and capitalized software and definite-lived intangible assets; the recoverability of goodwill and indefinite-lived intangible assets; the fair value of equity securities without readily determinable fair values; the fair value of interest rate swaps; contingencies; unrecognized tax benefits; the valuation allowance for deferred income tax assets; pension and post-retirement benefit plan assets and liabilities, including actuarial assumptions regarding discount rates, expected returns on plan assets, inflation and healthcare costs; and the fair value of and forfeiture rates for stock-based awards, among others. The Company bases its estimates, judgments and assumptions on historical experience, its forecasts and budgets and other factors that the Company considers relevant.
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
The following table presents the changes in deferred revenue:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Balance at January 1	$19,068	$20,309
Beginning deferred revenue balance recognized during the period	(15,309)	(16,124)
Net change primarily due to timing of collections and recognition	17,374	16,160
Balance at March 31	$21,133	$20,345
Non-current deferred revenue was $0.2 million and less than $0.1 million at March 31, 2026 and December 31, 2025, respectively and is included in “Other long-term liabilities” in the balance sheet.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Certain Risks and Concentrations
Services Agreement with Google and the Shutdown of the Search Segment
On December 10, 2025, the Company received a notice of non-renewal (the “Notice”) from Google of the services agreement, dated October 26, 2015 and as subsequently amended (the “Services Agreement”). As a result of the Notice, the Services Agreement was due to expire on March 31, 2026; the Services Agreement was extended through April 30, 2026, at which point the Services Agreement expired.
All revenue attributable to the Services Agreement was earned exclusively by the Company’s Search segment. The Company earns certain other advertising revenue from Google that is not attributable to the Services Agreement, and such advertising revenue is not affected by the expiration of the Services Agreement. A portion of the Company’s net cash from operating activities that it could freely access was attributable to revenue earned pursuant to the Services Agreement.
The following table presents revenue earned by the Company from Google and revenue earned by the Company’s Search segment from the Services Agreement:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Total Google revenue	$38,474	$96,945
As a percentage of total revenue	9%	20%

Services Agreement revenue	$16,913	$69,829
As a percentage of total Search revenue	99%	99%
As a percentage of total revenue	4%	14%
In connection with the expiration of the Services Agreement the Company ceased operations of its Search segment. The operations of the Search segment will be presented as discontinued operations within IAC’s financial statements in the second quarter of 2026 and prior periods will reflect Search as discontinued operations to conform to this presentation.
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
NOTE 2—FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
Investment in MGM

	March 31, 2026	December 31, 2025
	(In thousands)
Investment in MGM	$2,473,095	$2,401,858
At March 31, 2026, the Company owns 66.8 million common shares of MGM, including 1.0 million common shares purchased in the first quarter of 2026 for $37.2 million, which represents approximately 26.1% of MGM's common shares outstanding. The Company accounts for its investment in MGM under the equity method of accounting using the fair value option. The fair value of the investment in MGM is remeasured each reporting period based upon MGM’s closing stock price on the New York Stock Exchange on the last trading day in the reporting period; any unrealized pre-tax gains or losses are included in the statement of operations. For the three months ended March 31, 2026 and 2025, the Company recorded an unrealized pre-tax gain of $34.0 million and an unrealized pre-tax loss of $324.3 million, respectively, from its investment in MGM. The cumulative unrealized net pre-tax gain through March 31, 2026 is $1.1 billion. A $2.00 increase or decrease in the share price of MGM would result in an unrealized gain or loss, respectively, of $133.6 million.
On April 3, 2026, the Company entered into a voting agreement with MGM and Barry Diller (the “Voting Agreement”). Pursuant to the Voting Agreement, when a matter is brought to a vote at an annual or special MGM shareholder meeting (or by written consent in lieu of a meeting), the Company, Mr. Diller and their controlled affiliates (the “Covered Entities”) will vote the voting securities they beneficially own in excess of 25.73% of MGM’s total voting power (the “Excess Voting Securities”) in the same proportion as MGM’s other voting shareholders vote on that matter (excluding shareholders who do not vote).
The Voting Agreement automatically terminates upon the earliest of: (a) the Covered Entities collectively ceasing to beneficially own at least 17.5% of MGM’s outstanding voting securities; (b) the MGM Board’s failure to nominate two directors designated by the Company (if the Company has designated two directors) who qualify under MGM’s Corporate Governance Guidelines (“Qualified Directors”) to stand for election; or (c) a change of control of MGM. If the Company chooses not to designate one or more directors, the Voting Agreement does not terminate. If at any time, the MGM Board has fewer than two Company designated directors, the MGM Board must add Qualified Director(s) within one month of the Company’s designation (subject to required regulatory approvals). At signing, Mr. Diller was deemed designated by the Company to serve on the MGM Board.
Additionally, Mr. Diller and his controlled affiliates (other than the Company and its affiliates, the “Diller Entities”) will cease to be subject to the voting limitation on the Excess Voting Securities and will no longer be considered Covered Entities when both: (i) Mr. Diller no longer serves as the Company’s Chairman or Senior Executive, and (ii) the Diller Entities no longer beneficially own voting securities of the Company representing at least one‑third of the Company’s total voting power.
The following table presents MGM’s summarized financial information for the three months ended March 31, 2026 and 2025. As noted above, the Company accounts for its investment in MGM under the equity method of accounting using the fair value option. As a result, the carrying value of our investment and the gain or loss in any given period are not necessarily correlated with the income statement information presented below.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Revenues	$4,454,718	$4,277,082
Expenses	$4,163,502	$3,879,129
Net income	$174,792	$226,731
Net income attributable to MGM	$125,136	$148,554
Long-term Investments
Long-term investments consist of:

	March 31, 2026	December 31, 2025
	(In thousands)
Equity securities without readily determinable fair values	$404,628	$409,240
Total long-term investments	$404,628	$409,240
Equity Securities without Readily Determinable Fair Values
The following table presents a summary of unrealized pre-tax gains and losses recorded in “Other income, net” in the statement of operations as adjustments to the carrying value of equity securities without readily determinable fair values held at March 31, 2026 and 2025.

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Downward adjustments including impairments (gross unrealized pre-tax losses)	$(4,612)	$(18,045)
Total	$(4,612)	$(18,045)
The cumulative upward and downward adjustments (including impairments) to the carrying value of equity securities without readily determinable fair values held at March 31, 2026 were $31.4 million and $175.6 million, respectively.
Realized and unrealized pre-tax gains and losses for the Company’s investments without readily determinable fair values for the three months ended March 31, 2026 and 2025 are as follows:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Realized pre-tax gains, net, for equity securities sold	$38	$9,304
Unrealized pre-tax losses, net, on equity securities held	(4,612)	(18,045)
Net pre-tax losses recognized	$(4,574)	$(8,741)
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

IAC INC. AND SUBSIDIARIES
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
The following tables present the Company’s financial instruments that are measured at fair value on a recurring basis:

	March 31, 2026
	Level 1	Level 2	Level 3	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$902,032	$—	$—	$902,032
Time deposits	—	18,808	—	18,808
Investment in MGM	2,473,095	—	—	2,473,095
Total	$3,375,127	$18,808	$—	$3,393,935

Liabilities:
Other long-term liabilities:
Interest rate swaps(a)	$—	$(510)	$—	$(510)
_____________________
(a)    The fair value of interest rate swaps was determined using discounted cash flows derived from observable market prices, including swap curves, which are Level 2 inputs. See “Note 3—Long-term Debt” for additional information.

	December 31, 2025
	Level 1	Level 2	Level 3	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$739,891	$—	$—	$739,891
Time deposits	—	20,689	—	20,689
Investment in MGM	2,401,858	—	—	2,401,858
Total	$3,141,749	$20,689	$—	$3,162,438

Liabilities:
Other long-term liabilities:
Interest rate swaps(a)	$—	$(2,018)	$—	$(2,018)

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
Financial instruments measured at fair value only for disclosure purposes
The total fair value of the outstanding long-term debt, including the current portion, is estimated using observable market prices or indices for similar liabilities, which are Level 2 inputs, and was approximately $1.34 billion and $1.33 billion at March 31, 2026 and December 31, 2025, respectively.
NOTE 3—LONG-TERM DEBT
Long-term debt consists of:

	March 31, 2026	December 31, 2025
	(In thousands)
Term Loan A-1 due May 14, 2030	$336,875	$341,250
Term Loan B-2 due June 16, 2032	698,250	700,000
7.625% Senior Secured Notes due June 15, 2032; interest payable each June 15 and December 15	400,000	400,000
Total long-term debt	1,435,125	1,441,250
Less: current portion of long-term debt	24,500	24,500
Less: original issue discount	3,279	3,397
Less: unamortized debt issuance costs	11,572	12,029
Total long-term debt, net	$1,395,774	$1,401,324
In the second quarter of 2025, People Inc. completed the refinancing and replacement of its then outstanding debt, which comprised the then existing term loans, with a combination of new term loans and senior secured notes. People Inc. also replaced its revolving credit facility.
On May 14, 2025, People Inc. entered into the Incremental Assumption Agreement and Amendment No. 2 to the Credit Agreement (“Amendment No. 2”), which provided for the (i) $350 million of the Term Loan A-1 (“Term Loan A-1”) and (ii) $150 million revolving credit facility (“Revolving Facility”) that expires on May 14, 2030. On June 16, 2025, People Inc. entered into the Credit Agreement and Second Amendment to the Security Agreement (“Amendment No. 3”), which governs the Term Loan A-1, Revolving Facility and provided for the $700 million of the Term Loan B-2 (“Term Loan B-2”). Additionally, on June 16, 2025, People Inc. issued 7.625% Senior Secured Notes (“2032 Notes”) and entered into an indenture that governs the 2032 Notes (the “Indenture”). The Term Loan A-1 and the Term Loan B-2 are collectively referred to herein as the “Term Loans.”
People Inc. has never borrowed under its revolving credit facilities. The annual commitment fee on undrawn funds is based on People Inc.’s most recently reported consolidated net leverage ratio, as defined in the governing agreements, and was 35 basis points at both March 31, 2026 and December 31, 2025. Any borrowings under the Revolving Facility would bear interest, at People Inc.’s option, at either a base rate or secured overnight financing rate (“SOFR”), plus an applicable margin, which is based on People Inc’s consolidated net leverage ratio, as defined in the governing agreements.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
As of the last day of any calendar quarter, People Inc. is required to maintain certain consolidated net leverage ratios, as defined in the governing agreements. If defined consolidated net leverage ratios are exceeded or if an event of default has occurred, the governing agreements contain additional covenants that would limit People Inc.’s ability to pay dividends, incur incremental secured indebtedness or make distributions or certain investments. As a result, the Company may not be able to freely access People Inc.’s cash. People Inc.’s consolidated net leverage ratio was in compliance for the test periods ended March 31, 2026 and December 31, 2025.
The governing agreements allow the Company to contribute cash to People Inc., which the Company has done in the past and may do so in the future, to provide, among other things, additional liquidity to improve People Inc.’s consolidated net leverage ratios for any test period, which may result in improved interest rates on the Term Loan A-1 and reduced commitment fees on the Revolving Facility. The governing agreements also allow People Inc. to make distributions to the Company in amounts not to exceed these capital contributions, provided that no default has occurred and is continuing. No quarterly contributions have been made to People Inc. since the contribution that the Company made in September 2025, which People Inc. distributed back to the Company in October 2025; therefore, there were no pending contributions or distributions outstanding as of March 31, 2026 and December 31, 2025. No quarterly contributions or distributions were made in the first quarter of 2025.
The obligations under the governing agreements are substantially all of the assets of People Inc. and its subsidiaries and are guaranteed by certain People Inc. wholly-owned domestic subsidiaries.
Pursuant to the governing agreements, the borrower, Dotdash Meredith Inc. (referred to herein as People Inc.), is required to provide the administrative agent, JPMorgan Chase Bank, N.A., and lenders with certain financial information. See “Note 13—People Inc. Financial Information” for additional information.
Long-term Debt Maturities:
The Term Loan A-1 requires quarterly principal payments of $4.4 million through December 31, 2027, $8.8 million thereafter through December 31, 2028 and $13.1 million thereafter through maturity. The Term Loan B-2 requires quarterly principal payments, which commenced on March 31, 2026, of $1.8 million through maturity. Annually, the Term Loan B-2 may require additional principal payments as part of an excess cash flow sweep provision, the amount of which is determined, in part, by People Inc.’s applicable net leverage ratio and is further subject to the excess cash flow exceeding certain thresholds as defined in the governing agreements. No such payment was required on the Term Loan B-2 related to the period ended December 31, 2025.
Any time prior to June 15, 2028, People Inc. may provide notice pursuant to the Indenture to redeem all or a part of the 2032 Notes at a redemption price equal to 100% of the principal amount of the 2032 Notes to be redeemed, plus a premium defined in the Indenture and accrued and unpaid interest. Thereafter, the 2032 Notes may be redeemed at the prices set forth in the Indenture, plus accrued and unpaid interest.
Interest Rates and Interest Rate Swaps:
At March 31, 2026 and December 31, 2025, the Term Loan A-1 bore interest at SOFR plus 2.00%, or 5.67% and 5.73%, respectively. At March 31, 2026 and December 31, 2025, the Term Loan B-2 bore interest at SOFR, subject to a minimum of 0.50%, plus 3.50%, or 7.17% and 7.37%, respectively. Interest payments are due at least quarterly through the respective maturity dates of the Term Loans.
People Inc. holds interest rate swaps that synthetically convert $350 million of the Term Loan B-2 from a variable rate to a fixed rate through April 1, 2027. Should SOFR continue to equal or exceed 0.50%, then the fixed rate for the Term Loan B-2 will be approximately 7.32% ((i) the weighted average fixed interest rate of approximately 3.82% on the interest rate swaps and (ii) the base rate of 3.50%). In the event SOFR becomes less than or equal to 0.50%, then the interest rate swaps would be fixed in a range from approximately 7.32% to 7.42% as determined by the governing agreements.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
People Inc. has designated the interest rate swaps as cash flow hedges and applies hedge accounting to these contracts in accordance with FASB ASC Topic 815, Derivatives and Hedging. Hedge effectiveness was assessed at the time of entering into the interest rate swaps and it was determined they are expected to be highly effective. People Inc. evaluates the hedge effectiveness of the interest rate swaps quarterly, or more frequently, if necessary, by verifying (i) that the critical terms of the interest rate swaps continue to match the critical terms of the hedged interest payments and (ii) that it is probable the counterparties will not default. If the two requirements are met, the interest rate swaps are determined to be effective and all changes in the fair value of the interest rate swaps are recorded in “Accumulated other comprehensive loss.” As cash flow hedges, the interest rate swaps are recognized at fair value on the balance sheet as either assets or liabilities, with the changes in fair value recorded in “Accumulated other comprehensive loss” in the balance sheet. Realized gains or losses are reclassified into “Interest expense” in the statement of operations. The cash flows related to interest settlements of the hedged monthly interest payments are classified as operating activities in the statement of cash flows, consistent with the interest expense on the related debt instrument. See “Note 4—Accumulated Other Comprehensive Loss” for the net unrealized gains and losses before reclassifications in “Accumulated other comprehensive loss” and realized gains and losses reclassified into “Interest expense” for the three months ended March 31, 2026 and 2025.
NOTE 4—ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables present the components of accumulated other comprehensive loss, net of income taxes.

	Three Months Ended March 31, 2026
	Foreign Currency Translation Adjustment	Unrealized (Losses) Gains On Interest Rate Swaps	Accumulated Other Comprehensive (Loss) Income
	(In thousands)
Balance at January 1	$(10,308)	$(1,534)	$(11,842)
Other comprehensive (loss) income before reclassifications	(817)	1,028	211
Amounts reclassified to earnings	(2,541)	118	(2,423)
Net current period other comprehensive (loss) income	(3,358)	1,146	(2,212)
Balance at March 31	$(13,666)	$(388)	$(14,054)

	Three Months Ended March 31, 2025
	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) On Interest Rate Swaps	Accumulated Other Comprehensive (Loss) Income
	(In thousands)
Balance at January 1	$(12,703)	$1,307	$(11,396)
Other comprehensive income (loss) before reclassifications	2,581	(1,355)	1,226
Amounts reclassified to earnings	—	(445)	(445)
Net current period other comprehensive income (loss)	2,581	(1,800)	781
Accumulated other comprehensive loss allocated to noncontrolling interests during the period	4	—	4
Distribution of Angi	(382)	—	(382)
Balance at March 31	$(10,500)	$(493)	$(10,993)
The amount reclassified out of foreign currency translation adjustment into earnings for the three months ended March 31, 2026 relates to the sale of Care.com on March 16, 2026 and is recorded in “Loss on the sale of Care.com, net of income taxes” in the statement of operations.
At March 31, 2026, $0.5 million is expected to be reclassified into interest expense within the next twelve months as net realized losses related to the interest rate swaps.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
At March 31, 2026 and 2025, there was $0.1 million and $0.2 million of deferred income tax benefit, respectively, related to unrealized losses on interest rate swaps.
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
The following table presents revenue by reportable segment:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
People Inc.(a)
Digital	$253,223	$234,520
Print	137,837	163,270
Intersegment eliminations(b)	(5,331)	(4,719)
Total People Inc.	385,729	393,071
Search	17,096	70,329
Emerging & Other	20,078	18,287
Intersegment eliminations	(10)	(1)
Total	$422,893	$481,686
_____________________
(a)    Effective January 1, 2026, People Inc. changed its internal management reporting structure to better align and support its D/Cipher advertising capabilities. As a result, the digital portion of a legacy agency business that had previously been included within the People Inc. Print segment now reports to the D/Cipher management team within the People Inc. Digital segment. This change allows D/Cipher to leverage the agency business as a sales channel and to achieve operational and performance efficiencies. As a result of this change, financial information for both the People Inc. Print and Digital segments for prior periods has been recast to conform to the current period presentation.

(b)    Intersegment eliminations relate to People Inc. Digital performance marketing commissions earned for the placement of magazine subscriptions.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Disaggregated Revenue
The following table presents the revenue of the Company’s segments disaggregated by type of service:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
People Inc.(a)
Digital:
Advertising revenue	$146,424	$144,873
Performance marketing revenue	66,115	57,266
Licensing and other revenue	40,684	32,381
Total Digital revenue	253,223	234,520
Print:
Subscription revenue	61,412	74,346
Advertising revenue	29,626	37,243
Newsstand revenue	27,929	28,095
Project and other revenue	12,930	15,397
Performance marketing revenue	5,940	8,189
Total Print revenue	137,837	163,270
Intersegment eliminations(b)	(5,331)	(4,719)
Total People Inc. revenue	$385,729	$393,071

Search
Advertising revenue:
Google advertising revenue	$17,076	$70,214
Non-Google advertising revenue	7	106
Total advertising revenue	17,083	70,320
Other revenue	13	9
Total Search revenue	$17,096	$70,329
Session-based revenue is related to advertisements served or performance marketing referrals initiated during a session, which is defined as a unique visit to a site that is part of the People Inc.’s network. Session-based revenue includes Advertising and Performance marketing revenue earned from People Inc.’s owned and operated or affiliated sites. Non-session-based revenue is related to revenue not dependent upon a session and primarily includes Advertising and Performance marketing revenue earned outside a session on People Inc.’s owned and operated or affiliated sites, such as D/Cipher+, native campaigns, social platforms, email and affinity marketing and all Licensing and other revenue. The following table presents Digital revenue further disaggregated by session and non-session-based revenue:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Session-based	$150,478	$151,882
Non-session-based	102,745	82,638
Total Digital revenue	$253,223	$234,520

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Segment Expenses
The following table presents the significant segment expenses regularly provided to the CODM for each of the Company’s reportable segments that are included in determining Segment Adjusted EBITDA, which is the Company’s segment reporting performance measure:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
People Inc.(a)
Digital:
Cost of revenue	$77,349	$76,514
Selling and marketing expense	70,651	62,378
General and administrative expense	25,682	26,372
Product development expense	29,629	27,727
Total Digital expenses	203,311	192,991
Print:
Cost of revenue	70,182	76,042
Selling and marketing expense	50,315	61,599
General and administrative expense	9,711	9,849
Product development expense	1,256	1,499
Total Print expenses	131,464	148,989
Other:
Other(c)(d)	12,782	(24,481)
Intersegment eliminations	(5,331)	(4,719)
Total People Inc. expenses	$342,226	$312,780

Search
Traffic acquisition costs and online marketing(e)	$13,864	$59,951
Other segment items(f)	11,494	7,369
Total Search expenses	$25,358	$67,320
_____________________
(c)    Other comprises unallocated corporate expenses.
(d)    The three months ended March 31, 2025 include a net gain of $36.2 million resulting from an amendment to a lease, which provided for the surrender of certain office space early and is included in “General and Administrative expenses” in the statement of operations. Prior to this amendment, the lease for this office space would have expired in 2032. The ROU asset of the amended lease had been previously impaired in prior years.
(e)    Traffic acquisition costs include payments made to partners that direct traffic to our Ask Media Group websites and distribute our business-to-business customized browser-based applications and online marketing, which include fees paid to search engines and other marketing platforms.
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
The following table presents a summary of Segment Adjusted EBITDA:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
People Inc.(a)
Digital	$49,912	$41,529
Print	6,373	14,281
Other(c)(d)	(12,782)	24,481
Total People Inc.	43,503	80,291
Search	(8,262)	3,009
Emerging & Other	4,214	(4,518)
Total Segment Adjusted EBITDA	$39,455	$78,782
The following table reconciles total Segment Adjusted EBITDA to loss from continuing operations before income taxes:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Total Segment Adjusted EBITDA	$39,455	$78,782
Corporate Adjusted EBITDA loss	(36,755)	(42,389)
Stock-based compensation expense(g)	(16,412)	21,390
Depreciation	(7,314)	(11,241)
Amortization of intangibles	(19,040)	(22,418)
Interest expense	(25,858)	(28,314)
Unrealized gain (loss) on investment in MGM Resorts International	34,005	(324,265)
Other income, net	14,089	7,632
Loss from continuing operations before income taxes	$(17,830)	$(320,823)

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
Capital Expenditures
The following table presents capital expenditures:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
People Inc.	$7,864	$3,853
Corporate	97	283
Total	$7,961	$4,136
NOTE 6—PENSION AND POST-RETIREMENT BENEFIT PLANS
The following table presents the components of net periodic benefit cost for the People Inc. pension and post-retirement benefit plans:

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
	Pension		Post-Retirement	Pension		Post-Retirement
	U.S.	International	U.S.	U.S.	International	U.S.
	(In thousands)
Interest cost	$28	$5,890	$45	$37	$5,155	$53
Expected return on plan assets	—	(5,839)	—	—	(5,143)	—
Actuarial loss recognition	1	—	—	—	—	—
Net periodic benefit cost	$29	$51	$45	$37	$12	$53

The components of net periodic benefit cost are included in “Other income, net” in the statement of operations.
NOTE 7—INCOME TAXES
At the end of each interim period, the Company estimates the annual effective income tax rate and applies that rate to its ordinary year-to-date earnings or loss. The income tax provision or benefit related to significant, unusual or extraordinary items, if applicable, that will be separately reported or reported net of their related tax effects are individually computed and recognized in the interim period in which they occur. In addition, the effect of changes in enacted tax laws or rates, tax status, judgment on the realizability of a beginning-of-the-year deferred income tax asset in future years or unrecognized tax benefits is recognized in the interim period in which the change occurs.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The computation of the estimated annual effective income tax rate at each interim period requires certain estimates and assumptions including, but not limited to, the expected pre-tax income (or loss) for the year, projections of the proportion of income (and/or loss) earned and taxed in foreign jurisdictions, permanent and temporary differences and the likelihood of the realization of deferred income tax assets generated in the current year. The accounting estimates used to compute the provision or benefit for income taxes may change as new events occur, more experience is acquired, additional information is obtained or the Company’s income tax environment changes. To the extent that the estimated annual effective income tax rate changes during a quarter, the effect of the change on prior quarters is included in income tax provision or benefit in the quarter in which the change occurs.
For the three months ended March 31, 2026, the Company recorded an income tax benefit of $15.6 million, which represents an effective income tax rate of 87%, which was higher than the statutory rate of 21% due primarily to state taxes, including an adjustment to deferred state income taxes resulting from the sale of Care.com, and non-deductible compensation expense, partially offset by research credits. For the three months ended March 31, 2025, the Company recorded an income tax benefit of $62.5 million, which represents an effective income tax rate of 19%, which was lower than the statutory rate of 21% due primarily to non-deductible compensation expense, partially offset by research credits and non-taxable stock-based compensation expense, which was reversed due to the forfeiture of our former CEO’s restricted stock award pursuant to the Employment Transition Agreement.
As a result of the Distribution, the Company has allocated to Angi a portion of the tax attributes related to the consolidated federal and state tax filings pursuant to the Internal Revenue Code and applicable state law. This allocation requires that the Company’s net deferred income tax liability be adjusted in the year of the Distribution with a corresponding adjustment to additional paid-in capital. The allocation of attributes that was recorded as of December 31, 2025 was preliminary. A subsequent adjustment is expected to be made in the fourth quarter of 2026 following the filing of income tax returns for the year ended December 31, 2025. Further amendments could be required based upon amendments to the Company’s taxable income for periods prior to the Distribution and potential tax audits in the future.
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
The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in the income tax provision. At March 31, 2026 and December 31, 2025, accruals for interest and penalties are not material.
At March 31, 2026 and December 31, 2025, unrecognized tax benefits, including interest and penalties, were $12.9 million and $13.0 million, respectively. Unrecognized tax benefits, including interest and penalties, at March 31, 2026 decreased by $0.1 million due primarily to a settlement, partially offset by research credits. If unrecognized tax benefits at March 31, 2026 are subsequently recognized, $12.1 million, net of related deferred income tax assets and interest, would reduce income tax expense. The comparable amount at December 31, 2025 was also $12.1 million.
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
The numerator and denominator of basic and diluted EPS computations for the Company’s common stock and Class B common stock are calculated as follows:

	Three Months Ended March 31,
	2026	2025
	(In thousands, except per share data)
Basic EPS:
Numerator:
Net loss from continuing operations	$(2,252)	$(258,342)
Net (earnings) loss from continuing operations attributable to noncontrolling interests	(1,212)	10
Net loss from continuing operations attributable to IAC common stock and Class B common stock shareholders	(3,464)	(258,332)

Loss on the sale of Care.com, net of income taxes	(75,643)	—
Earnings from discontinued operations, net of income taxes	7,225	43,774
Net earnings from discontinued operations attributable to noncontrolling interests	—	(2,247)
Net (loss) earnings from discontinued operations attributable to IAC common stock and Class B common stock shareholders	(68,418)	41,527

Net loss attributable to IAC common stock and Class B common stock shareholders	$(71,882)	$(216,805)

Denominator:
Weighted average basic IAC common stock and Class B common stock shares outstanding	76,742	82,214

Loss per share:
Loss per share from continuing operations attributable to IAC common stock and Class B common stock shareholders	$(0.05)	$(3.14)
(Loss) earnings per share from discontinued operations, net of income taxes, attributable to IAC common stock and Class B common stock shareholders	(0.89)	0.50
Loss per share attributable to IAC common stock and Class B common stock shareholders	$(0.94)	$(2.64)

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
	(In thousands, except per share data)
Diluted EPS:
Numerator:
Net loss from continuing operations	$(2,252)	$(258,342)
Net (earnings) loss from continuing operations attributable to noncontrolling interests	(1,212)	10
Net loss from continuing operations attributable to IAC common stock and Class B common stock shareholders	(3,464)	(258,332)

Loss on the sale of Care.com, net of income taxes	(75,643)	—
Earnings from discontinued operations, net of income taxes	7,225	43,774
Net earnings from discontinued operations attributable to noncontrolling interests	—	(2,247)
Net (loss) earnings from discontinued operations attributable to IAC common stock and Class B common stock shareholders	(68,418)	41,527

Net loss attributable to IAC common stock and Class B common stock shareholders	$(71,882)	$(216,805)

Denominator:
Weighted average basic IAC common stock and Class B common stock shares outstanding	76,742	82,214
Dilutive securities(a)	—	—
Denominator for earnings per share—weighted average shares(a)	76,742	82,214

Loss per share:
Loss per share from continuing operations attributable to IAC common stock and Class B common stock shareholders	$(0.05)	$(3.14)
(Loss) earnings per share from discontinued operations, net of income taxes, attributable to IAC common stock and Class B common stock shareholders	(0.89)	0.50
Loss per share attributable to IAC common stock and Class B common stock shareholders	$(0.94)	$(2.64)
_____________________
(a)    For the three months ended March 31, 2026 and 2025, the Company had losses from continuing operations and, as a result, approximately 3.3 million and 4.3 million of potentially dilutive securities, respectively, were excluded from computing diluted EPS for the periods because the impact would have been anti-dilutive. Accordingly, the weighted average basic shares outstanding were used to compute the diluted EPS amounts.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 9—FINANCIAL STATEMENT DETAILS
Cash and Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the balance sheet to the total amounts shown in the statement of cash flows:

	March 31, 2026	December 31, 2025	March 31, 2025	December 31, 2024
	(In thousands)
Cash and cash equivalents	$1,112,445	$941,311	$1,143,084	$1,363,547
Restricted cash included in other current assets	—	—	—	7,195
Restricted cash included in other non-current assets	7,795	7,861	7,444	—
Cash, cash equivalents, and restricted cash included in current assets of discontinued operations	—	37,659	17,811	436,402
Restricted cash included in other non-current assets of discontinued operations	—	—	—	111
Total cash and cash equivalents and restricted cash as shown on the statement of cash flows	$1,120,240	$986,831	$1,168,339	$1,807,255
Restricted cash in all periods presented principally consists of cash held in escrow related to the funded pension plan in the United Kingdom at People Inc.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table presents the cash and cash equivalents by geographic location:

	March 31, 2026	December 31, 2025	March 31, 2025	December 31, 2024
	(In thousands)
People Inc. cash and cash equivalents:
United States	$295,270	$261,904	$222,525	$230,436
All other countries	20,519	22,414	20,078	19,491
Total People Inc. cash and cash equivalents	315,789	284,318	242,603	249,927

IAC (excluding People Inc.) cash and cash equivalents
United States	794,149	653,480	884,524	1,086,888
All other countries	2,507	3,513	15,957	26,732
Total IAC (excluding People Inc.) cash and cash equivalents	796,656	656,993	900,481	1,113,620

Total cash and cash equivalents	$1,112,445	$941,311	$1,143,084	$1,363,547
Credit Losses
The following table presents the changes in the allowance for credit losses:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Balance at January 1	$8,715	$6,686
Current period provision for credit losses	1,531	1,123
Write-offs charged against the allowance	(3,931)	(1,315)
Recoveries collected	11	27
Balance at March 31	$6,326	$6,521
Accumulated Depreciation and Amortization
The following table provides the accumulated depreciation and amortization within the balance sheet:

Asset Category	March 31, 2026	December 31, 2025
	(In thousands)
Buildings, equipment, leasehold improvements and capitalized software	$196,188	$191,044
Intangible assets	$648,734	$637,194

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Other income, net

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Interest income	$9,529	$14,357
Gain on sale of an unutilized domain name	7,500	—
Net downward adjustments to the carrying value of equity securities without readily determinable fair values and net gains on sales of investments and businesses	(4,574)	(7,626)
Other	1,634	901
Other income, net	$14,089	$7,632

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
People Inc. Ad-Tech Antitrust Litigation against Google
On August 29, 2025, the Company’s People Inc. subsidiary filed an action against Google LLC and Alphabet Inc. (collectively, “Google”), alleging violations of federal antitrust and state law arising out of anticompetitive practices by Google in the ad-tech industry in connection with the sale of ad inventory for display on People Inc.’s online properties. The lawsuit follows on the Government’s antitrust enforcement action against Google, in which a federal district judge has ruled that Google acquired, maintained, and misused monopoly power in the publisher ad-server and ad-exchange markets, and tied use of its publisher ad-server to use of its ad exchange, in violation of the Sherman Act. People Inc.’s complaint asserts federal antitrust claims for monopolization and attempted monopolization of the publisher ad-server and ad-exchange markets and for unlawful tying in violation of the Sherman Act, as well as various state-law claims, and seeks among other things injunctive relief and damages, including treble damages, in an amount to be determined at trial.
People Inc.’s lawsuit is part of a consolidated multidistrict litigation comprised of similar lawsuits filed by other online publishers, all pending before the same judge in the Southern District of New York. On October 27, 2025, in a ruling in one of the earlier-filed publisher lawsuits, the presiding judge held that Google is precluded from relitigating certain issues decided against it in the Government’s case, including that Google engaged in five separate types of anticompetitive conduct in willfully acquiring and maintaining monopoly power in the publisher ad-server and ad-exchange markets and that Google unlawfully tied its publisher ad server to its ad exchange in violation of the Sherman Act.
People Inc.’s case is currently in discovery. People Inc. intends to vigorously pursue its claims in this action, but there is no guarantee that its efforts will be successful.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Disputed Gain on Real Estate Transaction
On October 24, 2025, the Company received an adverse jury verdict in a lawsuit related to the allocation of a gain recorded in 2015 related to a real estate transaction. The original gain was $34.3 million and was initially recorded as a non-operating gain in “Other income, net” in the year ended December 31, 2015. The proceeds have been and continue to be held in escrow since the transaction occurred in 2015. The total amount held in escrow at March 31, 2026 and December 31, 2025 was $38.7 million and $38.3 million, respectively. The Company recorded a net non-operating loss of $19.2 million in “Other income, net” in the statement of operations in the latter half of 2025 following this verdict and the subsequent court ruling that plaintiffs were not entitled to statutory prejudgment interest. The amounts held in escrow, net of the portion allocable to the plaintiffs, at March 31, 2026 and December 31, 2025 of $19.2 million and $19.0 million, respectively, are included in “Other current assets” in the balance sheet. The Company’s motion before the trial court to set aside the jury’s verdict remains pending.
NOTE 11—RELATED PARTY TRANSACTIONS
IAC and Expedia Group
At March 31, 2026, the Company and Expedia Group each have a 50% ownership interest in two aircraft that may be used by both companies. Members of the aircraft flight crews are employed by an entity in which the Company and Expedia Group each have a 50% ownership interest. Historically, the Company and Expedia Group allocated fixed costs, including flight crew compensation and benefits, 50% to each company and shared variable costs pro-rata according to each company’s respective usage of the aircraft, for which they were separately billed by the entity described above. In December of 2025, the Company and Expedia Group amended their cost sharing arrangement to reflect the allocation of all costs on a pro-rata basis according to each company’s respective usage of the aircraft, with the exception of costs related to flights taken by Mr. Diller, of which each of the Company and Expedia Group continue to be responsible for 50%. The Company and Expedia Group are related parties because Mr. Diller serves as Chairman and Senior Executive of both IAC and Expedia Group. For both the three months ended March 31, 2026 and 2025, the payments made to this entity by the Company were not material.
Expedia Group has had the use of an aircraft owned 100% by a subsidiary of the Company on a cost basis until the sale of such aircraft during the fourth quarter of 2025. For the three months ended March 31, 2025, the payments made by Expedia Group to the Company pursuant to this arrangement were not material.
During the fourth quarter of 2025, the Company and Expedia Group entered into an arrangement to share security costs for Mr. Diller, with each company responsible for 50% of such costs. For the three months ended March 31, 2026, amounts pursuant to this arrangement were not material.
Expedia Group occupies office space in the Company’s New York City headquarters building. The total payments pursuant to this lease agreement, which expires September 2029, are not material.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 12—DISCONTINUED OPERATIONS

IAC completed the sale of Care.com on March 16, 2026 and the Distribution of Angi on March 31, 2025. As a result of these transactions, Care.com and Angi are presented as discontinued operations within IAC’s consolidated financial statements for all periods prior to March 16, 2026 and March 31, 2025, respectively. See “Note 1—The Company and Summary of Significant Accounting Policies” for additional information.
The components of Care.com’s assets and liabilities reflected as discontinued operations in the balance sheet at December 31, 2025 consisted of the following:

December 31, 2025
(In thousands)
Current assets
Cash and cash equivalents	$18,900
Accounts receivable, net	32,197
Other current assets	33,536
Total current assets of discontinued operations	$84,633

Non-current assets
Capitalized software, leasehold improvements and equipment, net	$2,999
Goodwill	283,445
Intangible assets, net	71,479
Deferred income taxes	64,309
Other non-current assets	4,727
Total non-current assets of discontinued operations	$426,959

Current liabilities
Accounts payable, trade	$635
Deferred revenue	31,289
Accrued expenses and other current liabilities	44,723
Total current liabilities of discontinued operations	$76,647

Non-current liabilities
Deferred income taxes	$4,167
Other non-current liabilities	4,490
Total non-current liabilities of discontinued operations	$8,657

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The components of earnings from discontinued operations in the statement of operations for 2026 consisted of the following, principally related to the operations of Care.com prior to its sale on March 16, 2026:

Three Months Ended March 31, 2026
(In thousands)
Revenue	$73,559
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	15,818
Selling and marketing expense	20,301
General and administrative expense(a)	12,757
Product development expense	10,389
Depreciation	250
Amortization of intangibles	596
Total operating costs and expenses	60,111
Operating income from discontinued operations	13,448
Other expense, net	(324)
Earnings from discontinued operations before income taxes	13,124
Income tax provision	(5,899)
Earnings from discontinued operations, net of income taxes	$7,225
_____________________
(a)    Includes $1.5 million related to non-income taxes at Angi with a corresponding adjustment to additional paid-in-capital, following the repeal of Canada’s digital service tax in the first quarter of 2026.

The components of earnings from discontinued operations in the statement of operations for 2025 consisted of the following:

	Three months ended March 31, 2025
	Care.com	Angi	Intersegment Eliminations	Consolidated IAC
	(In thousands)
Revenue	$88,821	$245,913	$(19)	$334,715
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	17,968	13,015	—	30,983
Selling and marketing expense	23,545	118,541	—	142,086
General and administrative expense(b)	19,346	56,983	(19)	76,310
Product development expense	14,471	27,087	—	41,558
Depreciation	705	9,948	—	10,653
Amortization of intangibles	1,115	—	—	1,115
Total operating costs and expenses	77,150	225,574	(19)	302,705
Operating income from discontinued operations	11,671	20,339	—	32,010
Interest expense	—	(5,044)	—	(5,044)
Other income, net	56	4,828	—	4,884
Earnings from discontinued operations before income taxes	11,727	20,123	—	31,850
Income tax benefit (provision)	16,753	(4,829)	—	11,924
Earnings from discontinued operations, net of income taxes	$28,480	$15,294	$—	$43,774

_____________________
(b)    The three months ended March 31, 2025 include the reversal of $10.2 million in stock-based compensation expense that was previously recognized by Angi with respect to restricted shares.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 13—PEOPLE INC. FINANCIAL INFORMATION

As mentioned above, Dotdash Meredith Inc. (referred to herein as People Inc.), the borrower under the Term Loans and 2032 Notes, is required to provide certain financial information. This requirement can be met by providing IAC financial statements presented as of and for the applicable periods then ended with a reconciliation to the consolidated balance sheet, statement of operations and comprehensive operations and statement of cash flows of People Inc. on a standalone basis and the consolidated statement of shareholder’s equity of People Inc. on a standalone basis. Presented below are the reconciliations of the Company’s (i) consolidated balance sheet as of March 31, 2026 and December 31, 2025, (ii) the related consolidated statement of operations and comprehensive operations and consolidated statement of cash flows for the three months ended March 31, 2026 and 2025 to the applicable financial information of People Inc. on a standalone basis by (1) excluding entities other than People Inc. and (2) including the applicable eliminations and reclassifications. Also presented are the consolidated statements of shareholder’s equity for People Inc. for the three months ended March 31, 2026 and 2025.

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

CONSOLIDATED BALANCE SHEET AT MARCH 31, 2026 AND DECEMBER 31, 2025 (Unaudited)

	March 31, 2026				December 31, 2025
	IAC Inc. Consolidated	Less: IAC Inc. entities excluding People Inc.	Eliminations and Reclassifications	People Inc.	IAC Inc. Consolidated	Less: IAC Inc. entities excluding People Inc.	Eliminations and Reclassifications	People Inc.
	(In thousands)
ASSETS
Cash and cash equivalents	$1,112,445	$(796,656)	$—	$315,789	$941,311	$(656,993)	$—	$284,318
Accounts receivable, net	328,772	(14,442)	—	314,330	416,617	(15,722)	—	400,895
Other current assets	109,404	(51,115)	—	58,289	102,188	(48,008)	—	54,180
Current assets of discontinued operations	—	—	—	—	84,633	(84,633)	—	—
Total current assets	1,550,621	(862,213)	—	688,408	1,544,749	(805,356)	—	739,393

Buildings, land, equipment, leasehold improvements and capitalized software, net	285,630	(178,033)	—	107,597	284,394	(179,882)	—	104,512
Goodwill	1,507,911	(2,534)	—	1,505,377	1,508,030	(2,533)	—	1,505,497
Intangible assets, net of accumulated amortization	375,341	—	—	375,341	394,381	—	—	394,381
Investment in MGM Resorts International	2,473,095	(2,473,095)	—	—	2,401,858	(2,401,858)	—	—
Long-term investments	404,628	(404,628)	—	—	409,240	(409,240)	—	—
Other non-current assets	222,991	(35,110)	55,754	243,635	225,306	(70,384)	97,336	252,258
IAC Inc. investment in People Inc.	—	(1,646,956)	1,646,956	—	—	(1,655,926)	1,655,926	—
Non-current assets of discontinued operations	—	—	—	—	426,959	(426,959)	—	—
TOTAL ASSETS	$6,820,217	$(5,602,569)	$1,702,710	$2,920,358	$7,194,917	$(5,952,138)	$1,753,262	$2,996,041

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Current portion of long-term debt	$24,500	$—	$—	$24,500	$24,500	$—	$—	$24,500
Accounts payable, trade	35,815	(5,321)	—	30,494	36,884	(8,658)	—	28,226
Deferred revenue	20,923	(3,006)	—	17,917	19,026	(1,964)	—	17,062

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	March 31, 2026				December 31, 2025
	IAC Inc. Consolidated	Less: IAC Inc. entities excluding People Inc.	Eliminations and Reclassifications	People Inc.	IAC Inc. Consolidated	Less: IAC Inc. entities excluding People Inc.	Eliminations and Reclassifications	People Inc.
Accrued expenses and other current liabilities	338,544	(62,831)	23,671	299,384	403,810	(66,299)	5,778	343,289
Current liabilities of discontinued operations	—	—	—	—	76,647	(76,647)	—	—
Total current liabilities	419,782	(71,158)	23,671	372,295	560,867	(153,568)	5,778	413,077

Long-term debt, net	1,395,774	—	—	1,395,774	1,401,324	—	—	1,401,324
Deferred income taxes	192,966	(248,720)	55,754	—	208,624	(305,960)	97,336	—
Other long-term liabilities	217,010	(12,176)	—	204,834	226,422	(13,157)	—	213,265
Non-current liabilities of discontinued operations	—	—	—	—	8,657	(8,657)	—	—
Intercompany due from People Inc. to IAC Inc.	—	26,028	(26,028)	—	—	8,135	(8,135)	—

Redeemable noncontrolling interests	12,236	(12,236)	—	—	25,264	(25,264)	—	—

Commitments and contingencies

SHAREHOLDERS' EQUITY:
Common stock	8	(8)	3	3	8	(8)	3	3
Class B common stock	1	(1)	—	—	1	(1)	—	—
Additional paid-in-capital	5,974,269	(5,974,269)	1,561,633	1,561,633	5,959,692	(5,959,692)	1,570,603	1,570,603
Accumulated deficit	(714,882)	27,077	87,677	(600,128)	(643,000)	(32,465)	87,677	(587,788)
Accumulated other comprehensive loss	(14,054)	1	—	(14,053)	(11,842)	(2,601)	—	(14,443)
Treasury stock	(695,890)	695,890	—	—	(571,032)	571,032	—	—
Total shareholders' equity	4,549,452	(5,251,310)	1,649,313	947,455	4,733,827	(5,423,735)	1,658,283	968,375
Noncontrolling interests	32,997	(32,997)	—	—	29,932	(29,932)	—	—
Total shareholders' equity	4,582,449	(5,284,307)	1,649,313	947,455	4,763,759	(5,453,667)	1,658,283	968,375
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$6,820,217	$(5,602,569)	$1,702,710	$2,920,358	$7,194,917	$(5,952,138)	$1,753,262	$2,996,041

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025 (Unaudited)

	Three Months Ended March 31, 2026				Three Months Ended March 31, 2025
	IAC Inc. Consolidated	Less: IAC Inc. entities excluding People Inc.	Eliminations and Reclassifications	People Inc.	IAC Inc. Consolidated	Less: IAC Inc. entities excluding People Inc.	Eliminations and Reclassifications	People Inc.
	(In thousands)
Revenue	$422,893	$(37,174)	$10	$385,729	$481,686	$(88,616)	$1	$393,071
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	159,773	(12,015)	37	147,795	187,315	(34,437)	13	152,891
Selling and marketing expense	133,030	(16,862)	—	116,168	157,369	(37,549)	—	119,820
General and administrative expense	104,107	(48,662)	(27)	55,418	43,477	(27,510)	(12)	15,955
Product development expense	39,695	(8,160)	—	31,535	35,742	(6,135)	—	29,607
Depreciation	7,314	(1,946)	—	5,368	11,241	(2,068)	—	9,173
Amortization of intangibles	19,040	—	—	19,040	22,418	—	—	22,418
Total operating costs and expenses	462,959	(87,645)	10	375,324	457,562	(107,699)	1	349,864
Operating (loss) income	(40,066)	50,471	—	10,405	24,124	19,083	—	43,207
Interest expense	(25,858)	—	—	(25,858)	(28,314)	—	—	(28,314)
Unrealized gain (loss) on investment in MGM Resorts International	34,005	(34,005)	—	—	(324,265)	324,265	—	—
Other income, net	14,089	(10,975)	—	3,114	7,632	(4,624)	—	3,008
(Loss) earnings from continuing operations before income taxes	(17,830)	5,491	—	(12,339)	(320,823)	338,724	—	17,901
Income tax benefit (provision)	15,578	(15,579)	—	(1)	62,481	(71,140)	—	(8,659)
Net loss from continuing operations	(2,252)	(10,088)	—	(12,340)	(258,342)	267,584	—	9,242
Loss on the sale of Care.com, net of income taxes	(75,643)	75,643	—	—	—	—	—	—
Earnings from discontinued operations, net of income taxes	7,225	(7,225)	—	—	43,774	(43,774)	—	—
Net (loss) earnings	(70,670)	58,330	—	(12,340)	(214,568)	223,810	—	9,242
Net earnings attributable to noncontrolling interests	(1,212)	1,212	—	—	(2,237)	2,237	—	—
Net (loss) earnings attributable to shareholders	(71,882)	59,542	—	(12,340)	(216,805)	226,047	—	9,242
Other comprehensive (loss) income(a)	(2,212)	2,602	—	390	781	(2,656)	—	(1,875)

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended March 31, 2026				Three Months Ended March 31, 2025
	IAC Inc. Consolidated	Less: IAC Inc. entities excluding People Inc.	Eliminations and Reclassifications	People Inc.	IAC Inc. Consolidated	Less: IAC Inc. entities excluding People Inc.	Eliminations and Reclassifications	People Inc.
Comprehensive (loss) income attributable to shareholders	$(74,094)	$62,144	$—	$(11,950)	$(216,024)	$223,391	$—	$7,367

Stock-based compensation expense by function:
Cost of revenue	$264	$—	$—	$264	$335	$—	$—	$335
Selling and marketing expense	939	(406)	—	533	676	(114)	—	562
General and administrative expense	14,349	(7,106)	—	7,243	(22,906)	27,121	—	4,215
Product development expense	860	(210)	—	650	505	(124)	—	381
Total stock-based compensation expense	$16,412	$(7,722)	$—	$8,690	$(21,390)	$26,883	$—	$5,493
_____________________
(a)    The three months ended March 31, 2026 and 2025 for People Inc. include $1.1 million and $(1.8) million of change in net unrealized gains (losses) on interest rate swaps, respectively, and $(0.8) million and $(0.1) million of change in foreign currency translation adjustment, respectively.

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025 (Unaudited)

	Three Months Ended March 31, 2026				Three Months Ended March 31, 2025
	IAC Inc. Consolidated	Less: IAC Inc. entities excluding People Inc.	Eliminations and Reclassifications	People Inc.	IAC Inc. Consolidated	Less: IAC Inc. entities excluding People Inc.	Eliminations and Reclassifications	People Inc.
	(In thousands)
Cash flows from operating activities attributable to continuing operations:
Net (loss) earnings	$(70,670)	$58,330	$—	$(12,340)	$(214,568)	$223,810	$—	$9,242
Less: Loss on the sale of Care.com, net of income taxes	(75,643)	75,643	—	—	—	—	—	—
Less: Earnings from discontinued operations, net of income taxes	7,225	(7,225)	—	—	43,774	(43,774)	—	—
Net loss attributable to continuing operations	(2,252)	(10,088)	—	(12,340)	(258,342)	267,584	—	9,242
Adjustments to reconcile net loss attributable to continuing operations to net cash provided by (used in) operating activities attributable to continuing operations:
Amortization of intangibles	19,040	—	—	19,040	22,418	—	—	22,418
Stock-based compensation expense	16,412	(7,722)	—	8,690	(21,390)	26,883	—	5,493

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended March 31, 2026				Three Months Ended March 31, 2025
	IAC Inc. Consolidated	Less: IAC Inc. entities excluding People Inc.	Eliminations and Reclassifications	People Inc.	IAC Inc. Consolidated	Less: IAC Inc. entities excluding People Inc.	Eliminations and Reclassifications	People Inc.
Non-cash lease expense (including right-of-use asset impairments)	7,543	(190)	—	7,353	8,724	(346)	—	8,378
Depreciation	7,314	(1,946)	—	5,368	11,241	(2,068)	—	9,173
Net downward adjustments to the carrying value of equity securities without readily determinable fair values and net gains on sales of investments and businesses	4,574	(4,574)	—	—	7,538	(7,538)	—	—
Unrealized (gain) loss on investment in MGM Resorts International	(34,005)	34,005	—	—	324,265	(324,265)	—	—
Deferred income taxes	(15,121)	14,727	—	(394)	(63,833)	71,190	—	7,357
Gain on sale of an unutilized domain name	(7,500)	7,500	—	—	—	—	—	—
Net gains on amendments and early terminations of lease agreements	—	—	—	—	(36,038)	—	—	(36,038)
Other adjustments, net	2,828	(209)	—	2,619	1,348	(26)	—	1,322
Changes in assets and liabilities, net of effects of dispositions:
Accounts receivable	86,268	(1,020)	—	85,248	76,641	(259)	—	76,382
Other assets	(940)	(4,102)	—	(5,042)	(32,650)	27,159	—	(5,491)
Operating lease liabilities	(14,545)	572	—	(13,973)	(33,950)	359	—	(33,591)
Accounts payable and other liabilities	(61,564)	8,002	10,810	(42,752)	(35,588)	(22,773)	8,624	(49,737)
Income taxes payable and receivable	(635)	861	—	226	1,611	(214)	—	1,397
Deferred revenue	2,547	(936)	—	1,611	694	(372)	—	322
Net cash provided by (used in) operating activities attributable to continuing operations	9,964	34,880	10,810	55,654	(27,311)	35,314	8,624	16,627
Cash flows from investing activities attributable to continuing operations:
Capital expenditures	(7,961)	97	—	(7,864)	(4,136)	283	—	(3,853)
Net proceeds from the sale of Care.com	295,697	(295,697)	—	—	—	—	—	—

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended March 31, 2026				Three Months Ended March 31, 2025
	IAC Inc. Consolidated	Less: IAC Inc. entities excluding People Inc.	Eliminations and Reclassifications	People Inc.	IAC Inc. Consolidated	Less: IAC Inc. entities excluding People Inc.	Eliminations and Reclassifications	People Inc.
Purchase of MGM Resorts International common shares	(37,232)	37,232	—	—	—	—	—	—
Allocation of Angi Inc.'s cash in the Distribution	—	—	—	—	(386,563)	386,563	—	—
Proceeds from the sale of an unutilized domain name	7,500	(7,500)	—	—	—	—	—	—
Net proceeds from the sales of investments and businesses	38	(38)	—	—	10,096	(10,096)	—	—
Proceeds from the sale of a portion of the retirement investment fund	—	—	—	—	5,248	—	—	5,248
Other, net	2,602	(1,212)	—	1,390	134	(132)	—	2
Net cash provided by (used in) investing activities attributable to continuing operations	260,644	(267,118)	—	(6,474)	(375,221)	376,618	—	1,397
Cash flows from financing activities attributable to continuing operations:
Principal payments on the Term Loans	(6,125)	—	—	(6,125)	(8,750)	—	—	(8,750)
Withholding taxes paid on behalf of employees on net settled stock-based awards	(17,999)	9,058	—	(8,941)	(45,183)	34,754	—	(10,429)
Purchases of treasury stock	(123,574)	123,574	—	—	(179,394)	179,394	—	—
Reimbursement to IAC for shares issued to settle People Inc. SARs	—	—	(1,815)	(1,815)	—	—	(6,118)	(6,118)
Distribution from Angi Inc. pursuant to the tax sharing agreement	6,542	(6,542)	—	—	—	—	—	—
Intercompany between People Inc. and IAC Inc.	—	8,995	(8,995)	—	—	2,506	(2,506)	—
Other, net	4	2	—	6	(655)	655	—	—
Net cash used in financing activities attributable to continuing operations	(141,152)	135,087	(10,810)	(16,875)	(233,982)	217,309	(8,624)	(25,297)
Total cash provided by (used in) continuing operations	129,456	(97,151)	—	32,305	(636,514)	629,241	—	(7,273)
Net cash provided by operating activities attributable to discontinued operations	5,424	(5,424)	—	—	24,617	(24,617)	—	—

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended March 31, 2026				Three Months Ended March 31, 2025
	IAC Inc. Consolidated	Less: IAC Inc. entities excluding People Inc.	Eliminations and Reclassifications	People Inc.	IAC Inc. Consolidated	Less: IAC Inc. entities excluding People Inc.	Eliminations and Reclassifications	People Inc.
Net cash used in investing activities attributable to discontinued operations	(60)	60	—	—	(13,019)	13,019	—	—
Net cash used in financing activities attributable to discontinued operations	—	—	—	—	(14,362)	14,362	—	—
Total cash provided by (used in) discontinued operations	5,364	(5,364)	—	—	(2,764)	2,764	—	—
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(1,411)	511	—	(900)	362	(164)	—	198
Net increase (decrease) in cash and cash equivalents and restricted cash	133,409	(102,004)	—	31,405	(638,916)	631,841	—	(7,075)
Cash and cash equivalents and restricted cash at beginning of period	986,831	(694,652)	—	292,179	1,807,255	(1,550,133)	—	257,122
Cash and cash equivalents and restricted cash at end of period	$1,120,240	$(796,656)	$—	$323,584	$1,168,339	$(918,292)	$—	$250,047

PEOPLE INC. CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025 (Unaudited)

	Common Stock (500,000 shares authorized)		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Shareholder's Equity
	$0.01 par value
	$	Shares
	(In thousands, except share count)
Balance at December 31, 2025	$3	317,570	$1,570,603	$(587,788)	$(14,443)	$968,375
Net loss	—	—	—	(12,340)	—	(12,340)
Other comprehensive income	—	—	—	—	390	390
Stock-based compensation expense	—	—	8,690	—	—	8,690
Withholding taxes paid on behalf of employees on net settled stock-based awards	—	—	(8,941)	—	—	(8,941)
Reimbursement to IAC for settlement of equity awards held by employees	—	—	(8,719)	—	—	(8,719)
Balance at March 31, 2026	$3	317,570	$1,561,633	$(600,128)	$(14,053)	$947,455

IAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Common Stock (500,000 shares authorized)		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholder's Equity
	$0.01 par value
	$	Shares
	(In thousands, except share count)
Balance at December 31, 2024	$3	317,570	$1,556,899	$(650,336)	$(10,688)	$895,878
Net earnings	—	—	—	9,242	—	9,242
Other comprehensive loss	—	—	—	—	(1,875)	(1,875)
Stock-based compensation expense	—	—	5,493	—	—	5,493
Withholding taxes paid on behalf of employees on net settled stock-based awards	—	—	(10,429)	—	—	(10,429)
Reimbursement to IAC for settlement of equity awards held by employees	—	—	(10,152)	—	—	(10,152)
Balance at March 31, 2025	$3	317,570	$1,541,811	$(641,094)	$(12,563)	$888,157

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL
Management Overview
IAC today primarily comprises leading publisher People Inc. and its strategic equity positions in MGM Resorts International (“MGM”) and Turo Inc. (“Turo”).
As used herein, “IAC,” the “Company,” “we,” “our” or “us” and other similar terms refer to IAC Inc. and its subsidiaries (unless the context requires otherwise).
For a more detailed description of the Company’s operating businesses, see “Description of IAC Businesses” included in “Item 1—Business” to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “Annual Report”).
IAC Corporate Restructuring
On April 28, 2026, IAC announced it is changing its name to “People Incorporated” as it continues to sharpen its focus on its People Inc. business and its investment in MGM.
Ahead of its name change to “People Incorporated,” which is expected to occur in or before August 2026, the Company has initiated a plan to consolidate its corporate functions with those of People Inc. through a reduction in workforce, technology integrations and other cost-saving measures over the coming quarters (the “Plan”). The Plan is expected to be completed by the first quarter of 2027.
The Company expects to incur approximately $14.0 million in severance and related expenses, of which $10.3 million was accrued at March 31, 2026 and is included in “General and administrative expense” in the statement of operations, $48.0 million in stock-based compensation expense and $0.5 million to $1.0 million in other costs related to the Plan. The aforementioned stock-based compensation expense includes approximately $16.0 million of expense that accelerates based on the original terms of employee award agreements and $32.0 million of expense associated with awards that were modified to vest in connection with the Plan. The total costs expected to be incurred in connection with the Plan are approximately $63.0 million. The estimates of the charges and expenditures that the Company expects to incur in connection with the Plan, and the timing thereof, are subject to a number of assumptions and actual amounts may differ materially from these estimates. In addition, the Company may incur other charges or cash expenditures not currently contemplated due to unanticipated events that may occur in connection with the implementation of the Plan.
As the Company moves away from its holding company structure and in connection with the Plan, Christopher Halpin will cease to serve as Executive Vice President, Chief Operating Officer and Chief Financial Officer of the Company, and Kendall Handler will cease to serve as Executive Vice President and Chief Legal Officer of the Company, in each case, effective on the filing of the Company’s Form 10-Q for the quarter ending June 30, 2026 or such earlier date on which the executive’s employment with the Company is terminated for any other reason (the “Separation Effective Date”). The Company expects that, upon the Separation Effective Date, Neil Vogel, who currently serves as Chief Executive Officer of People, will become Chief Executive Officer of the Company, and Tim Quinn, who currently serves as the Chief Financial Officer of People, will become Chief Financial Officer of the Company. Mr. Halpin and Ms. Handler have each entered into employment transition agreements with the Company, each dated April 27, 2026, pursuant to which each executive will continue to serve in their respective positions through the Separation Effective Date.
People Inc. Change to Composition of Operating Segments
Effective January 1, 2026, People Inc. changed its internal management reporting structure to better align and support its D/Cipher advertising capabilities. As a result, the digital portion of a legacy agency business that had previously been included within the People Inc. Print segment now reports to the D/Cipher management team within the People Inc. Digital segment. This change allows D/Cipher to leverage the agency business as a sales channel and to achieve operational and performance efficiencies. As a result of this change, financial information for both the People Inc. Print and Digital segments for prior periods has been recast to conform to the current period presentation.

Discontinued Operations
Sale of Care.com
On March 16, 2026, IAC completed the sale of its wholly-owned subsidiary, Care.com, for net proceeds of $295.7 million. As a result of the transaction, the consolidated operations of Care.com are presented as discontinued operations within IAC’s consolidated financial statements for all periods prior to March 16, 2026.
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
•Vivian Health, a platform to efficiently connect healthcare professionals with job opportunities; and
•The Daily Beast and IAC Films.
People Inc.
•Digital Revenue - includes advertising revenue, performance marketing revenue and licensing and other revenue.
◦Advertising revenue - primarily includes revenue generated from digital advertisements and intent-based advertising targeting capabilities (D/Cipher), which are sold directly to advertisers or through advertising agencies and programmatic advertising networks.

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
•Print Revenue - primarily includes subscription, advertising, newsstand, project and other and performance marketing revenue. Project and other revenue primarily includes revenue from custom publishing. Performance marketing revenue includes revenue from marketing third-party magazine subscriptions.
•Session-based Revenue - represents revenue related to advertisements served or performance marketing referrals initiated during a session, which is defined as a unique visit to a site that is part of People Inc.’s network. Session-based revenue includes Advertising and Performance marketing revenue earned from People Inc.’s owned and operated or affiliated sites.
•Non-session-based Revenue - represents revenue not dependent upon a session and primarily includes Advertising and Performance marketing revenue earned outside a session on People Inc.’s owned and operated or affiliated sites, such as D/Cipher+, native campaigns, social platforms, email and affinity marketing, and all Licensing and other revenue.
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
Travel + Leisure
Operating Costs and Expenses:
•Cost of revenue (exclusive of depreciation) - consists primarily of compensation expense (including stock-based compensation expense) and other employee-related costs; production, distribution and editorial costs of the People Inc. Print segment; traffic acquisition costs, which include payments made to partners that direct traffic to our Ask Media Group websites and who distribute our business-to-business customized browser-based applications; content costs; purchases of advertising inventory for advertising campaigns sold with People’s D/Cipher product; and hosting fees. Traffic acquisition costs include payment of amounts based on revenue share and other arrangements.

•Selling and marketing expense - consists primarily of advertising expenditures, which include online marketing expenditures, including fees paid to search engines, social media sites and other online marketing platforms; offline marketing expenditures, which primarily consists of costs related to direct mail and promotional events; compensation expense (including stock-based compensation expense) and other employee-related costs for sales force and marketing personnel; and subscription acquisition costs of the People Inc. Print segment.
•General and administrative expense - consists primarily of compensation expense (including stock-based compensation expense) and other employee-related costs for personnel engaged in executive management, finance, legal, tax, human resources and customer service functions; rent expense (including impairments of right-of-use assets or “ROU assets” and gains or losses on the amendments or early terminations of lease agreements) and facilities cost; fees for professional services (including transaction-related costs related to the sale of Care.com, the Distribution and acquisitions); provision for credit losses; and software license and maintenance costs.
•Product development expense - consists primarily of compensation expense (including stock-based compensation expense) and other employee-related costs; and third-party contractor costs that are not capitalized for personnel engaged in the design, development, testing and enhancement of product offerings and related technology; and software license and maintenance costs.
Long-term debt - The Company’s long-term debt is solely the liability of People Inc. (For additional information see “Note 3—Long-term Debt” in the accompanying notes to the financial statements included in “Item 1—Consolidated Financial Statements”):
•Term Loan A-1 - due May 14, 2030. On May 14, 2025, People Inc. entered into the Incremental Assumption Agreement and Amendment No. 2 to the Credit Agreement (“Amendment No. 2”), which replaced $288.8 million of the then outstanding Term Loan A with $350 million of the Term Loan A-1 and provided for a new five-year $150 million revolving credit facility (“Revolving Facility”). At March 31, 2026 and December 31, 2025, the outstanding balance of the Term Loan A-1 was $336.9 million and $341.3 million, respectively, and bore interest at secured overnight financing rate (“SOFR”) plus 2.00%, or 5.67% and 5.73%, respectively. The Term Loan A-1 requires quarterly principal payments, which commenced September 30, 2025, of $4.4 million through December 31, 2027, $8.8 million thereafter through December 31, 2028 and $13.1 million thereafter through maturity.
•Term Loan B-2 - due June 16, 2032. On June 16, 2025, People Inc. completed the refinancing and replacement of its then outstanding $1.18 billion Term Loan B-1 with a combination of $700 million of the Term Loan B-2 and $400 million of the 7.625% Senior Secured Notes due June 15, 2032 (“2032 Notes”). At March 31, 2026 and December 31, 2025, the outstanding balance of the Term Loan B-2 was $698.3 million and $700.0 million, respectively, and bore interest at SOFR, subject to a minimum of 0.50%, plus 3.50%, or 7.17% and 7.37%, respectively, as the applicable margin was unchanged under the governing agreements. The Term Loan B-2 requires quarterly principal payments of $1.8 million, which commenced March 31, 2026 through maturity.
The Term Loan A, Term Loan A-1, Term Loan B-1 and Term Loan B-2 are collectively referred to herein as the “Term Loans.”
•2032 Notes - due June 15, 2032. At March 31, 2026 and December 31, 2025, the outstanding balance of the 2032 Notes was $400.0 million.
•Revolving Facility - is a revolving credit facility of $150 million, which expires on May 14, 2030. To date, People Inc. has never borrowed under its revolving credit facilities.
Non-GAAP financial measure:
•Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) - is a non-GAAP financial measure. See “Principles of Financial Reporting” for the definition of Adjusted EBITDA and required non-GAAP reconciliations.

Services Agreement with Google and the Shutdown of the Search Segment
On December 10, 2025, the Company received a notice of non-renewal (the “Notice”) from Google of the services agreement, dated October 26, 2015 and as subsequently amended (the “Services Agreement”). As a result of the Notice, the Services Agreement was due to expire on March 31, 2026; the Services Agreement was extended through April 30, 2026, at which point the Services Agreement expired. As a result, the Company ceased operations of its Search segment. The operations of the Search segment will be presented as discontinued operations within IAC’s financial statements in the second quarter of 2026 and prior periods will reflect Search as discontinued operations to conform to this presentation.
For both the three months ended March 31, 2026 and 2025, 99% of the revenue earned by the Search segment was earned pursuant to the Services Agreement. See “Note 1—The Company and Summary of Significant Accounting Policies” in the accompanying notes to the financial statements included in “Item 1—Consolidated Financial Statements” for additional information on the Services Agreement.

Results of Operations for the Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025
The following discussion should be read in conjunction with “Item 1—Consolidated Financial Statements.”
See “Note 5—Segment Information” in the accompanying notes to the financial statements included in “Item 1—Consolidated Financial Statements” for revenue of the Company’s segments disaggregated by type of service.
Revenue

	Three Months Ended March 31,
	2026	2025	2026 Change
			$ Change	% Change
	(Dollars in thousands)
People Inc.
Digital	$253,223	$234,520	$18,703	8%
Print	137,837	163,270	(25,433)	(16)%
Intersegment eliminations	(5,331)	(4,719)	(612)	(13)%
Total People Inc.	385,729	393,071	(7,342)	(2)%
Search	17,096	70,329	(53,233)	(76)%
Emerging & Other	20,078	18,287	1,791	10%
Intersegment eliminations	(10)	(1)	(9)	(878)%
Total	$422,893	$481,686	$(58,793)	(12)%

	Three Months Ended March 31,
	2026	2025	2026 Change
			$ Change	% Change
	(Dollars in thousands)
Session-based	$150,478	$151,882	$(1,404)	(1)%
Non-session-based	102,745	82,638	20,107	24%
Total Digital revenue	$253,223	$234,520	$18,703	8%

	Three Months Ended March 31,
	2026	2025	Change	% Change
Operating metrics:
People Inc.
Digital
Total Sessions (in millions)	2,041	2,484	(442)	(18)%
Core Sessions (in millions)	1,841	2,211	(370)	(17)%

•People Inc. revenue decreased $7.3 million, or 2%, to $385.7 million, despite the increase of $18.1 million, or 8%, from Digital, net of intersegment eliminations, due to a decrease of $25.4 million, or 16%, from Print.
◦The Digital increase was due primarily to increases of $8.3 million, or 26%, in Licensing and Other revenue, $8.2 million, or 16%, in Performance marketing revenue, net of intersegment eliminations, and $1.6 million, or 1%, in Advertising revenue. The increase in Licensing and Other revenue was due primarily to improved performance of Apple News+ and content syndication partners and the contribution from Meta, a content partnership which was signed in the fourth quarter of 2025. The increase in Performance marketing revenue was due primarily to an increase in affiliate commerce commission revenue due to higher transaction volumes and the achievement of volume-related retailer incentive programs, partially offset by a decrease in performance marketing service revenue primarily in the Finance category. The increase in Advertising revenue was due primarily to growth in direct-sold premium advertising in the Health and Pharmaceuticals, Home and Consumer Packaged Goods and Technology and Telecommunications categories as well as increased contribution from the D/Cipher+ advertising product and other Non-session-based revenue, partially offset by declines in premium programmatic volume. Additionally, open programmatic advertising revenue decreased due primarily to lower impression volumes driven by a 17% decline in Core Sessions, due primarily to the impact of the increasing prominence of Google AI Overviews on Google search sessions, partially offset by higher programmatic rates. The Company expects the increasing prominence of Google AI Overviews to continue to negatively impact Core Sessions and advertising revenue.
◦The Print decrease was due primarily to decreases of $12.9 million, or 17%, in subscription revenue, $7.6 million, or 20%, in advertising revenue, $2.5 million, or 16%, in project and other revenue and $2.2 million, or 27%, in performance marketing revenue. The decreases in subscription revenue, advertising revenue, and performance marketing revenue are all due, in part, to ongoing portfolio optimization changes that resulted in a reduction in the number of issues sold in the current year compared to the prior year and the ongoing and continuing broader migration of audience from print to digital platforms. The decrease in project and other revenue was due primarily to fewer project-related contracts compared to the prior year.
•Search revenue decreased $53.2 million, or 76%, to $17.1 million due to decreases of $46.4 million, or 80%, from Ask Media Group due primarily to frequent Google algorithm changes and policy updates, as well as the revised terms of the Services Agreement that became effective April 2025, resulting in a reduction in marketing through affiliate partners, which drove fewer visitors to our ad-supported search and content websites, and $6.8 million, or 54%, from Desktop due primarily to continued decline in search queries.
•Emerging & Other revenue increased $1.8 million, or 10%, to $20.1 million due primarily to increases of $2.3 million, or 36%, from The Daily Beast and $0.9 million, or 8%, from Vivian Health, partially offset by a decrease in revenue of $1.3 million, or 74%, from IAC Films.
Cost of revenue (exclusive of depreciation shown separately below)

	Three Months Ended March 31,
	2026	2025	2026 Change
			$ Change	% Change
	(Dollars in thousands)
Cost of revenue (exclusive of depreciation shown separately below)	$159,773	$187,315	$(27,542)	(15)%
As a percentage of revenue	38%	39%
Cost of revenue in 2026 decreased from 2025 due primarily to decreases of $23.4 million from Search and $5.1 million from People Inc.
•The Search decrease was due primarily to a decrease in traffic acquisition costs of $24.0 million following a decrease in revenue and the proportion of revenue earned from affiliate partners who direct traffic to our websites.

•The People Inc. decrease was due primarily to a decrease of $6.0 million from Print due primarily to a decrease of $6.8 million in production and distribution costs (postage, paper, printing and editorial) resulting from the planned reduction in the number of printed copies of certain publications and a corresponding reduction in the consumption of paper.

Selling and marketing expense

	Three Months Ended March 31,
	2026	2025	2026 Change
			$ Change	% Change
	(Dollars in thousands)
Selling and marketing expense	$133,030	$157,369	$(24,339)	(15)%
As a percentage of revenue	31%	33%
Selling and marketing expense in 2026 decreased from 2025 due to decreases of $20.8 million from Search and $3.7 million from People Inc.
•The Search decrease was due primarily to a decrease of $22.1 million in online marketing spend as Search reduced its marketing efforts due primarily to frequent Google algorithm changes and policy updates, partially offset by $1.5 million in severance and related expenses resulting from the anticipated shutdown of the Search segment in the second quarter of 2026. See “Services Agreement with Google and the Shutdown of the Search Segment” above for further discussion.
•The People Inc. decrease was due primarily to a decrease of $12.0 million from Print, net of intersegment eliminations, partially offset by an increase of $8.4 million from Digital.
◦The Print decrease was due primarily to a decrease of $10.4 million in subscription acquisition costs due primarily to the on-going portfolio optimization changes that reduced the number of issues produced compared to the prior year.
◦The Digital increase was due primarily to an increase of $7.5 million in advertising and events production expense resulting from an increase in online marketing spend due primarily to an increase in paid affiliate commerce commission revenue and a new initiative to improve sales channels.
General and administrative expense

	Three Months Ended March 31,
	2026	2025	2026 Change
			$ Change	% Change
	(Dollars in thousands)
General and administrative expense	$104,107	$43,477	$60,630	139%
As a percentage of revenue	25%	9%
General and administrative expense in 2026 increased from 2025 due primarily to increases of $39.5 million from People Inc. and $28.0 million from Corporate, partially offset by a decrease of $6.4 million from Emerging & Other.
•The People Inc. increase was at Other (unallocated corporate costs) and was due primarily to the inclusion in the prior year of a net gain of $36.2 million resulting from the amendment of a lease, which provided for the surrender of certain office space early, an increase of $2.3 million in stock-based compensation expense due primarily to an increase in awards granted subsequent to the first quarter of 2025 and $2.1 million of costs in 2026 related to the antitrust litigation against Google.

•The Corporate increase was due primarily to increases in compensation expense of $25.6 million and legal fees of $3.7 million and $2.2 million in transaction-related costs related to the sale of Care.com on March 16, 2026, partially offset by $4.8 million in transaction-related costs in the prior year related to the Distribution. The increase in compensation expense was due primarily to increases in stock-based compensation expense of $33.6 million and $8.6 million in severance and related expense, partially offset by $14.5 million in separation benefits in the prior year to our former Chief Executive Officer’s (“CEO”) under his employment transition agreement (the “Employment Transition Agreement”). The increase in stock-based compensation expense is due primarily to the reversal of in the prior year of $49.8 million of previously recognized expense related to the forfeiture of our former CEO’s restricted stock award, which was forfeited on January 13, 2025, partially offset by $14.9 million of stock-based compensation expense related to the transfer of 5.0 million Class B shares of Angi held by the Company to our former CEO prior to the Distribution pursuant to the Employment Transition Agreement. The increase in severance and related expense is due to a reduction in workforce as the Company consolidates its corporate functions with those of People Inc. See “IAC Corporate Restructuring” above for additional information on the reduction in workforce.
•The Emerging & Other decrease was due primarily to the inclusion in the prior year of $5.9 million in legal fees for litigation that concluded in the third quarter of 2025 related to a legacy business.
Product development expense

	Three Months Ended March 31,
	2026	2025	2026 Change
			$ Change	% Change
	(Dollars in thousands)
Product development expense	$39,695	$35,742	$3,953	11%
As a percentage of revenue	9%	7%
Product development expense in 2026 increased from 2025 due primarily to increases of $2.6 million from Search and $1.9 million from People Inc.
•The Search increase was due primarily to increases in compensation expense of $1.7 million and software maintenance of $1.1 million. The increase in compensation expense was due primarily to $2.0 million in severance and related expenses and the increase in software maintenance was due primarily to the write-off of $1.4 million in certain prepaid vendor contracts, both resulting from the anticipated shutdown of the Search segment in the second quarter of 2026.
•The People Inc. increase was due primarily to an increase of $2.2 million from Digital due primarily to increases in software maintenance of $1.1 million related to AI service costs and $0.9 million in compensation expense due primarily to an increase in payroll-related expenses.
Depreciation

	Three Months Ended March 31,
	2026	2025	2026 Change
			$ Change	% Change
	(Dollars in thousands)
Depreciation	$7,314	$11,241	$(3,927)	(35)%
As a percentage of revenue	2%	2%
Depreciation in 2026 decreased from 2025 due primarily to a decrease of $3.8 million at People Inc. resulting from accelerated depreciation expense recognized in 2025 on certain leasehold improvements in connection with a lease amendment to surrender certain unoccupied office space.

Amortization of Intangibles

	Three Months Ended March 31,
	2026	2025	2026 Change
			$ Change	% Change
	(Dollars in thousands)
Amortization of intangibles	$19,040	$22,418	$(3,378)	(15)%
As a percentage of revenue	5%	5%
Amortization of intangibles in 2026 decreased from 2025 at People Inc. due primarily to the accelerated amortization of certain usage-based intangible assets and lower expense due to certain intangible assets that became fully amortized in the prior year.
Operating income (loss)

	Three Months Ended March 31,
	2026	2025	2026 Change
			$ Change	% Change
	(Dollars in thousands)
People Inc.
Digital	$27,827	$17,876	$9,951	56%
Print	1,744	8,744	(7,000)	(80)%
Other	(19,166)	16,587	(35,753)	NM
Total People Inc.	10,405	43,207	(32,802)	(76)%
Search	(8,262)	3,009	(11,271)	NM
Emerging & Other	2,871	(4,886)	7,757	NM
Corporate	(45,080)	(17,206)	(27,874)	(162)%
Total	$(40,066)	$24,124	$(64,190)	NM

As a percentage of revenue	(9)%	5%
_____________________
NM = Not meaningful
The operating loss in 2026 of $40.1 million compares to income of $24.1 million in 2025, representing a $64.2 million decline, due primarily to an increase of $37.8 million in stock-based compensation expense and a decrease of $33.7 million in Adjusted EBITDA, described below, partially offset by decreases of $3.9 million in depreciation and $3.4 million in amortization of intangibles, described above. The increase in stock-based compensation expense was due primarily to the inclusion of the reversal of $49.8 million of previously recognized expense in the prior year related to the forfeiture of our former CEO’s restricted stock award, partially offset by $14.9 million of stock-based compensation expense related to the transfer of 5.0 million Class B shares of Angi held by the Company to our former CEO, as described above under “General and administrative expense.”
At March 31, 2026, there was $97.4 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 2.1 years.

Adjusted EBITDA

	Three Months Ended March 31,
	2026	2025	2026 Change
			$ Change	% Change
	(Dollars in thousands)
People Inc.
Digital	$49,912	$41,529	$8,383	20%
Print	6,373	14,281	(7,908)	(55)%
Other	(12,782)	24,481	(37,263)	NM
Total People Inc.	43,503	80,291	(36,788)	(46)%
Search	(8,262)	3,009	(11,271)	NM
Emerging & Other	4,214	(4,518)	8,732	NM
Corporate	(36,755)	(42,389)	5,634	13%
Total	$2,700	$36,393	$(33,693)	(93)%

As a percentage of revenue	1%	8%
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
•People Inc. Adjusted EBITDA decreased 46% to $43.5 million due to an increase in Adjusted EBITDA loss of $37.3 million from Other (unallocated corporate costs) and a decrease in Adjusted EBITDA of $7.9 million from Print, partially offset by an increase in Adjusted EBITDA of $8.4 million from Digital.
◦The Other (unallocated corporate costs) Adjusted EBITDA loss increase was due primarily to the inclusion in the prior year of a net gain of $36.2 million resulting from the amendment to a lease, which provided for the surrender of certain office space early and $2.1 million of costs in the first quarter of 2026 related to the antitrust litigation against Google.
◦The Print Adjusted EBITDA decrease was due primarily to lower revenue, partially offset by lower operating expenses from continued cost rationalization efforts.
◦The Digital Adjusted EBITDA increase was due primarily to higher revenue, partially offset by increases in advertising and events production expense and AI service costs.
•Search Adjusted EBITDA decreased $11.3 million to a loss of $8.3 million due primarily to lower revenue, an increase in compensation expense due primarily to severance and related expenses of $5.4 million and the write-off of $1.4 million related to certain prepaid vendor contracts, resulting from the anticipated shutdown of the Search segment in the second quarter of 2026. See “Services Agreement with Google and the Shutdown of the Search Segment” above for further discussion.
•Emerging & Other Adjusted EBITDA increased $8.7 million to $4.2 million from a loss of $4.5 million due primarily to the inclusion in the prior year of $5.9 million in legal fees for litigation that concluded in the third quarter of 2025 related to a legacy business and increased profits at The Daily Beast and Vivian Health.

•Corporate Adjusted EBITDA loss decreased 13% to $36.8 million due primarily to the inclusion in the prior year of $14.5 million in separation benefits to our former CEO under the Employment Transition Agreement and $4.8 million in transaction-related costs related to the Distribution, partially offset by increases of $8.6 million in severance and related expense and $3.7 million in legal fees and $2.2 million in transaction-related costs related to the sale of Care.com on March 16, 2026. The increase in severance and related expense is due to a reduction in workforce as the Company consolidates its corporate functions with those of People Inc. See “IAC Corporate Restructuring” above for additional information on the reduction in workforce.
Interest expense

	Three Months Ended March 31,
	2026	2025	2026 Change
			$ Change	% Change
	(Dollars in thousands)
Interest expense	$(25,858)	$(28,314)	$2,456	9%
Interest expense in 2026 decreased from 2025 due primarily to both decreases in the amount of debt outstanding and interest rates under the Term Loans, partially offset by interest expense on the 2032 Notes.
For further details, see “Note 3—Long-term debt” in the accompanying notes to the financial statements included in “Item 1. Consolidated Financial Statements.”
Unrealized gain (loss) on investment in MGM

	Three Months Ended March 31,
	2026	2025	2026 Change
			$ Change	% Change
	(Dollars in thousands)
Unrealized gain (loss) on investment in MGM	$34,005	$(324,265)	$358,270	NM
At March 31, 2026, the Company owns 66.8 million common shares of MGM, including 1.0 million common shares purchased in the first quarter of 2026 for $37.2 million, which represents approximately 26.1% of MGM's common shares outstanding. The Company accounts for its investment in MGM under the equity method of accounting using the fair value option. The fair value of the investment in MGM is remeasured each reporting period based upon MGM’s closing stock price on the New York Stock Exchange on the last trading day in the reporting period; any unrealized pre-tax gains or losses are included in the statement of operations.
See “Note 2—Financial Instruments and Fair Value Measurements” in the accompanying notes to the financial statements included in “Item 1—Consolidated Financial Statements” for additional information on the voting agreement the Company entered into with MGM and Barry Diller on April 3, 2026.

Other income, net

	Three Months Ended March 31,
	2026	2025
	(Dollars in thousands)
Interest income	$9,529	$14,357
Gain on sale of an unutilized domain name	7,500	—
Net downward adjustments to the carrying value of equity securities without readily determinable fair values and net gains on sales of investments and businesses	(4,574)	(7,626)
Other	1,634	901
Other income, net	$14,089	$7,632

$ Change	$6,457
% Change	85%

Income tax benefit

	Three Months Ended March 31,
	2026	2025	2026 Change
			$ Change	% Change
	(Dollars in thousands)
Income tax benefit	$15,578	$62,481	$(46,903)	(75)%
Effective income tax rate	87%	19%
For further details of income tax matters, see “Note 7—Income Taxes” in the accompanying notes to the financial statements included in “Item 1. Consolidated Financial Statements.”
In 2026, the effective income tax rate is higher than the statutory rate of 21% due primarily to state taxes, including an adjustment to deferred state income taxes resulting from the sale of Care.com, and non-deductible compensation expense, partially offset by research credits.
In 2025, the effective income tax rate is lower than the statutory rate of 21% due primarily to non-deductible compensation expense, partially offset by research credits and non-taxable stock-based compensation expense, which was reversed due to the forfeiture of our former CEO’s restricted stock award pursuant to the Employment Transition Agreement.
Net earnings attributable to noncontrolling interests

	Three Months Ended March 31,
	2026	2025	2026 Change
			$ Change	% Change
	(Dollars in thousands)
Net earnings attributable to noncontrolling interests	$(1,212)	$(2,237)	$1,025	46%
Net earnings attributable to noncontrolling interests in 2026 primarily represents the allocation of earnings related to a business in Emerging & Other. Net earnings attributable to noncontrolling interests in 2025 primarily represents the publicly-held interest in Angi’s earnings prior to the Distribution, which was completed on March 31, 2025.

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
Gains and losses recognized on changes in the fair value of contingent consideration arrangements are accounting adjustments to report liabilities for the portion of the purchase price of acquisitions, if applicable, that is contingent upon the financial performance and/or operating targets of the acquired company at fair value that are recognized in “General and administrative expense” in the statement of operations. These adjustments can be highly variable and are excluded from our assessment of performance because they are considered non-operational in nature and, therefore, are not indicative of current or future performance or the ongoing cost of doing business. The last such arrangement expired during the year ended December 31, 2022. Therefore, there were no gains or losses on contingent consideration arrangements in the three months ended March 31, 2026 and 2025.
The following tables reconcile operating (loss) income to Adjusted EBITDA for the Company’s reportable segments and net loss attributable to IAC shareholders:

	Three Months Ended March 31, 2026
	Operating Income (Loss)	Stock-based Compensation Expense	Depreciation	Amortization of Intangibles	Adjusted EBITDA
	(In thousands)
People Inc.
Digital	$27,827	$2,922	$3,587	$15,576	$49,912
Print	1,744	238	927	3,464	6,373
Other(a)	(19,166)	5,530	854	—	(12,782)
Total People Inc.	10,405	8,690	5,368	19,040	43,503
Search	(8,262)	—	—	—	(8,262)
Emerging & Other	2,871	1,335	8	—	4,214
Corporate	(45,080)	6,387	1,938	—	(36,755)
Total	(40,066)	$16,412	$7,314	$19,040	$2,700
Interest expense	(25,858)
Unrealized gain on investment in MGM Resorts International	34,005
Other income, net	14,089
Loss from continuing operations before income taxes	(17,830)
Income tax benefit	15,578
Net loss from continuing operations	(2,252)
Loss on the sale of Care.com, net of income taxes	(75,643)
Earnings from discontinued operations, net of income taxes	7,225
Net loss	(70,670)
Net earnings attributable to noncontrolling interests	(1,212)
Net loss attributable to IAC shareholders	$(71,882)

	Three Months Ended March 31, 2025
	Operating Income (Loss)	Stock-based Compensation Expense(c)	Depreciation	Amortization of Intangibles	Adjusted EBITDA
	(In thousands)
People Inc.
Digital	$17,876	$1,855	$3,074	$18,724	$41,529
Print	8,744	450	1,393	3,694	14,281
Other(a)(b)	16,587	3,188	4,706	—	24,481
Total People Inc.	43,207	5,493	9,173	22,418	80,291
Search	3,009	—	—	—	3,009
Emerging & Other	(4,886)	345	23	—	(4,518)
Corporate	(17,206)	(27,228)	2,045	—	(42,389)
Total	24,124	$(21,390)	$11,241	$22,418	$36,393
Interest expense	(28,314)
Unrealized loss on investment in MGM Resorts International	(324,265)
Other income, net	7,632
Loss from continuing operations before income taxes	(320,823)
Income tax benefit	62,481
Net loss from continuing operations	(258,342)
Earnings from discontinued operations, net of income taxes	43,774
Net loss	(214,568)
Net earnings attributable to noncontrolling interests	(2,237)
Net loss attributable to IAC shareholders	$(216,805)
_____________________
(a)    Other comprises unallocated corporate expenses.
(b)    Includes a gain of $36.2 million resulting from an amendment to a lease, which provided for the surrender of certain office space early and is included in “General and Administrative expenses” in the statement of operations. Prior to this amendment, the lease for this office space would have expired in 2032. The ROU asset of the amended lease had been previously impaired in prior years.
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

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Position

	March 31, 2026	December 31, 2025
	(In thousands)
People Inc. cash and cash equivalents:
United States	$295,270	$261,904
All other countries	20,519	22,414
Total People Inc. cash and cash equivalents	315,789	284,318

IAC (excluding People Inc.) cash and cash equivalents
United States	794,149	653,480
All other countries	2,507	3,513
Total IAC (excluding People Inc.) cash and cash equivalents	796,656	656,993

Total cash and cash equivalents	$1,112,445	$941,311

People Inc. Debt:
Term Loan A-1	$336,875	$341,250
Term Loan B-2	698,250	700,000
2032 Notes	400,000	400,000
Total long-term debt	1,435,125	1,441,250
Less: current portion of long-term debt	24,500	24,500
Less: original issue discount	3,279	3,397
Less: unamortized debt issuance costs	11,572	12,029
Total People Inc. long-term debt, net	$1,395,774	$1,401,324
The Company’s international cash can be repatriated without significant tax consequences.
The Company’s consolidated debt of approximately $1.44 billion is the liability of People Inc. For a detailed description of long-term debt and interest rate swaps, see “Note 3—Long-term Debt” in the accompanying notes to the financial statements included in “Item 1. Consolidated Financial Statements.”
Cash Flow Information
In summary, IAC’s cash flows are as follows:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Net cash provided by (used in):
Operating activities attributable to continuing operations	$9,964	$(27,311)
Investing activities attributable to continuing operations	$260,644	$(375,221)
Financing activities attributable to continuing operations	$(141,152)	$(233,982)
Net cash provided by operating activities attributable to continuing operations consists of net loss adjusted for non-cash items and the effect of changes in working capital. Non-cash adjustments include the unrealized (gain) loss on the investment in MGM, amortization of intangibles, depreciation, stock-based compensation expense, deferred income taxes, non-cash lease expense (including ROU asset impairments), net gains on amendments and early terminations of lease agreements, net downward adjustments to the carrying value of equity securities without readily determinable fair values and net gains on sales of investments and businesses, and gain on sale of an unutilized domain name in 2026.

2026
Adjustments to net earnings attributable to continuing operations consist primarily of amortization of intangibles of $19.0 million, stock-based compensation expense of $16.4 million, non-cash lease expense of $7.5 million, depreciation of $7.3 million and net downward adjustments to the carrying value of equity securities without readily determinable fair values and net gains on sales of investments of $4.6 million, partially offset by an unrealized gain on the investment in MGM of $34.0 million, deferred income taxes of $15.1 million and gain on sale of an unutilized domain name of $7.5 million. The changes in working capital include a decrease in accounts receivable of $86.3 million, partially offset by a decrease in accounts payable and other liabilities of $61.6 million and a decrease in operating lease liabilities of $14.5 million. The decrease in accounts receivable is due primarily to a decrease in revenue in the first quarter of 2026 relative to the fourth quarter of 2025 at People Inc. The decrease in accounts payable and other liabilities is due primarily to a decrease in accrued employee compensation, due primarily to timing of payments, including the payment of 2025 bonuses in 2026, partially offset by an increase in accrued severance and related expense related to the reduction in workforce as the Company consolidates its corporate functions with those of People Inc., and a decrease in accrued advertising and related payables at People Inc. and Search. The decrease in operating lease liabilities is due to cash payments on leases, including the final remaining payment of $4.3 million related to an amendment of a lease in the prior year, which provided for the surrender of certain office space early at People Inc., net of interest accretion.
Net cash provided by investing activities attributable to continuing operations includes net proceeds from the sale of Care.com of $295.7 million and proceeds from the sale of an unutilized domain name of $7.5 million, partially offset by the purchase of 1.0 million common shares of MGM for $37.2 million and capital expenditures of $8.0 million.
Net cash used in financing activities attributable to continuing operations includes $123.6 million for the repurchase of 3.3 million shares of common stock, on a settlement date basis, at an average price of $37.70 per share, withholding taxes paid on behalf of employees for net settled stock-based awards of $18.0 million and principal payments on the Term Loans of $6.1 million, partially offset by a distribution from Angi Inc. pursuant to the tax sharing agreement of $6.5 million.
2025
Adjustments to net loss attributable to continuing operations consist primarily of an unrealized loss on the investment in MGM of $324.3 million, amortization of intangibles of $22.4 million, depreciation of $11.2 million, non-cash lease expense (including ROU asset impairments) of $8.7 million and net downward adjustments to the carrying value of equity securities without readily determinable fair values and net gains on sales of investments and businesses of $7.5 million, partially offset by deferred income taxes of $63.8 million, net gains on amendments and early terminations of lease agreements of $36.0 million and stock-based compensation expense of $21.4 million. The changes in working capital include a decrease in accounts payable and other liabilities of $35.6 million, a decrease in operating lease liabilities of $34.0 million and an increase in other assets of $32.7 million, partially offset by a decrease in accounts receivable of $76.6 million. The decrease in accounts payable and other liabilities is due primarily to a decrease in accrued employee compensation, due primarily to payment of 2024 bonuses in 2025, a decrease in accrued payroll due to timing of payments and a decrease at People Inc. due to severance payments, partially offset by the accrual of separation benefits to our former CEO under the Employment Transition Agreement, and a decrease in accrued traffic acquisition costs and related payables at Search, partially offset by an increase in a liability related to the settlement of a legal matter. The decrease in operating lease liabilities is due to cash payments on leases, including $26.1 million related to an amendment of a lease, which provided for the surrender of certain office space early at People Inc., net of interest accretion. The increase in other assets is due primarily to a receivable related to insurance coverage for the aforementioned legal matter. The decrease in accounts receivable is due primarily to a decrease in revenue in the first quarter of 2025 relative to the fourth quarter of 2024 at People Inc.
Net cash used in investing activities attributable to continuing operations includes $386.6 million related to the allocation of Angi Inc. cash in the Distribution and capital expenditures of $4.1 million, partially offset by net proceeds from the sales of investments of $10.1 million and proceeds from the sale of a portion of the retirement investment fund of $5.2 million at People Inc.
Net cash used in financing activities attributable to continuing operations includes $179.4 million for the repurchase of 3.9 million shares of common stock, on a settlement date basis, for an average price of $45.71 per share, withholding taxes paid on behalf of employees for net settled stock-based awards of $45.2 million and principal payments on the Term Loans of $8.8 million.

Discontinued Operations
Net cash used in discontinued operations of $5.4 million for the three months ended March 31, 2026 relates to the operations of Care.com and the net cash provided by discontinued operations of $2.8 million for the three months ended March 31, 2025 relates to the operations of both Care.com and Angi. The Company does not expect significant cash flows from Care.com after its sale or from Angi following the Distribution.
Liquidity and Capital Resources
Financing Arrangements
At March 31, 2026, the Term Loan A-1 bore interest at SOFR plus 2.00%, or 5.67% and the Term Loan B-2 bore interest at SOFR, subject to a minimum of 0.50%, plus 3.50%, or 7.17%.
People Inc. holds interest rate swaps that synthetically convert $350 million of the Term Loan B-2 from a variable rate to a fixed rate through April 1, 2027. Should SOFR continue to equal or exceed 0.50%, then the fixed rate for the Term Loan B-2 will be approximately 7.32% ((i) the weighted average fixed interest rate of approximately 3.82% on the interest rate swaps and (ii) the base rate of 3.50%). In the event SOFR becomes less than or equal to 0.50%, then the interest rate swaps would be fixed in a range from approximately 7.32% to 7.42% as determined by the governing agreements.
For a detailed description of long-term debt and interest rate swaps, see “Note 3—Long-term Debt” in the accompanying notes to the financial statements included in “Item 1. Consolidated Financial Statements.”
Investment in MGM
At March 31, 2026, the Company owns 66.8 million common shares of MGM, including 1.0 million common shares purchased in the first quarter of 2026 for $37.2 million, which represents approximately 26.1% of MGM's common shares outstanding.
Investment in Turo
At March 31, 2026, IAC’s ownership interest in Turo is approximately 33%.
Share Repurchase Activity and Authorization
During the three months ended March 31, 2026, the Company repurchased 3.3 million shares of its common stock, on a trade date basis, at $37.71 per share, or $123.8 million in aggregate, under the 10 million share repurchase authorization approved by the board of directors of IAC on March 16, 2025 (the “2025 Share Authorization”). From April 1, 2026 through May 1, 2026, the Company repurchased an additional 0.2 million shares of its common stock, on a trade date basis, at an average price of $40.35 per share, or $8.3 million in aggregate. At May 1, 2026, IAC has 2.5 million shares remaining in the 2025 Share Authorization. Share repurchases can be made over an indefinite period of time in the open market and in privately negotiated transactions, depending on those factors management deems relevant at any particular time, including, without limitation, market conditions, price and future outlook.
Contractual Obligations
At March 31, 2026, there have been no material changes to the Company’s contractual obligations disclosures as previously disclosed in our Annual Report.
Capital Expenditures
The Company anticipates that it will need to continue to make capital expenditures in connection with the development and expansion of its operations. The Company’s 2026 capital expenditures are expected to be higher than its 2025 capital expenditures of $17.7 million by approximately 50% to 60%, due primarily to leasehold improvements primarily related to the optimization of the remaining space under certain amended leases.

Liquidity Assessment
On a consolidated basis, the Company generated positive cash flows from operating activities of $10.0 million for the three months ended March 31, 2026; excluding the positive cash flows from operating activities of $55.7 million generated by People Inc., the Company generated negative cash flows from operating activities of $45.7 million.
At March 31, 2026, the Company’s consolidated cash and cash equivalents were $1.1 billion, of which $315.8 million was held by People Inc., and the consolidated debt at March 31, 2026 of approximately $1.44 billion is solely the liability of People Inc. If defined consolidated net leverage ratios are exceeded or if an event of default has occurred, the governing agreements contain additional covenants that would limit People Inc.’s ability to pay dividends, incur incremental secured indebtedness or make distributions or certain investments. As a result, the Company may not be able to freely access People Inc.’s cash. People Inc.’s consolidated net leverage ratio was in compliance for the test period ended March 31, 2026.
The governing agreements allow the Company to contribute cash to People Inc., which the Company has done in the past and may do so in the future, to provide, among other things, additional liquidity to improve People Inc.’s consolidated net leverage ratios for any test period, which may result in improved interest rates on the Term Loan A-1 and reduced commitment fees on the Revolving Facility. The governing agreements also allow People Inc. to make distributions to the Company in amounts not to exceed these capital contributions, provided that no default has occurred and is continuing. No quarterly contributions have been made to People Inc. since the contribution that the Company made in September 2025, which People Inc. distributed back to the Company in October 2025; therefore, there were no pending contributions or distributions outstanding as of March 31, 2026 and December 31, 2025.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Equity Price Risk
At March 31, 2026, the Company owns 66.8 million common shares of MGM Resorts International (“MGM”). The Company accounts for its investment in MGM under the equity method of accounting and has elected to account for this investment using the fair value option.
The cumulative unrealized net pre-tax gain at March 31, 2026 is $1.1 billion. At March 31, 2026 and December 31, 2025, the carrying value of the Company’s investment in MGM, which includes the cumulative unrealized pre-tax gains, was $2.5 billion and $2.4 billion, or approximately 36% and 33% of the Company’s consolidated total assets, respectively. A $2.00 increase or decrease in the share price of MGM would result in an unrealized gain or loss, respectively, of $133.6 million. At May 1, 2026, the fair value of the Company’s investment in MGM was $2.6 billion. The Company’s results of operations and financial condition have in the past been and may in the future be materially impacted by increases or decreases in the price of MGM common shares.
See “Note 2—Financial Instruments and Fair Value Measurements” in the accompanying notes to the financial statements included in “Item 1—Consolidated Financial Statements” for additional information.
Interest Rate Risk
At March 31, 2026, the principal amount of the Company’s outstanding debt totals $1.44 billion. The $1.04 billion principal amount of the Term Loan A-1 due May 14, 2030 (“Term Loan A-1”) and the Term Loan B-2 due June 16, 2032 (“Term Loan B-2”) bear interest at variable rates based upon the secured overnight financing rate (“SOFR”).
People Inc. holds interest rate swaps to manage interest rate risk with a total notional amount of $350 million and which will expire on April 1, 2027. The interest rate swaps synthetically convert a portion of the Term Loan B-2 from a variable rate to a fixed rate. People Inc. applies hedge accounting to these contracts. The fair value of the interest rate swaps is determined using discounted cash flows derived from observable market prices, including swap curves, and represents what People Inc. would pay or receive to terminate the swap agreements. People Inc. intends to continue to meet the conditions for hedge accounting, however, if these interest rate swaps were not highly effective in offsetting cash flows attributable to the hedged risk, the changes in the fair value of the interest rate swaps used as hedges could have a significant impact on future results of operations.
If SOFR were to increase or decrease by 100 basis points, the combined annual interest expense on the Term Loan A-1 and the Term Loan B-2, net of the impact related to the $350 million in notional amount of interest rate swaps, would increase or decrease by $6.8 million.
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
During the quarter ended March 31, 2026, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
See “Note 10—Contingencies” in the accompanying notes to the financial statements included in “Item 1—Consolidated Financial Statements” for additional information related to a previous lawsuit related to the allocation of a gain recorded in 2015 related to a real estate transaction.
People Inc. Ad-Tech Antitrust Litigation against Google
On August 29, 2025, the Company’s People Inc. subsidiary filed an action in the United States District Court for the Southern District of New York against Google LLC and Alphabet Inc. (collectively, “Google”), alleging violations of federal antitrust and state law arising out of anticompetitive practices by Google in the ad-tech industry in connection with the sale of ad inventory for display on People Inc.’s online properties. See Dotdash Meredith Inc. a/k/a People Inc. et ano. v. Google LLC et ano., No. 1:25-cv-7194 (S.D.N.Y.). The lawsuit follows on the Government’s antitrust enforcement action against Google in the digital advertising technology space, in which a federal district judge has ruled that Google acquired, maintained, and misused monopoly power in the publisher ad-server and ad-exchange markets, and tied use of its publisher ad-server to use of its ad exchange, in violation of the Sherman Act. See United States v. Google LLC, No. 1:23-cv-108 (E.D. Va.) (Apr. 17, 2025 Mem. Op.). People Inc.’s complaint asserts federal antitrust claims for monopolization and attempted monopolization of the publisher ad-server and ad-exchange markets and for unlawful tying in violation of the Sherman Act, as well as claims of deceptive acts or practices in violation of the New York General Business Law and claims of common-law fraud and unjust enrichment, and seeks among other things declaratory and injunctive relief and damages, including treble damages, in an amount to be determined at trial.
People Inc.’s lawsuit is part of a consolidated multidistrict litigation (“MDL”) comprised of similar lawsuits filed by other online publishers, all pending before the same judge in the Southern District of New York. See In re Google Digital Advertising Antitrust Litigation, No. 1:21-md-3010 (S.D.N.Y.) (Castel, J.). On October 27, 2025, in a ruling in one of the earlier-filed publisher lawsuits in the MDL, the court held that Google is precluded from relitigating certain issues previously decided against it in the Government’s case, including (i) that publisher ad servers and ad exchanges are separate, distinct, and worldwide markets for antitrust purposes, (ii) that Google engaged in five separate types of anticompetitive conduct in willfully acquiring and maintaining monopoly power in those markets, and (iii) that Google unlawfully tied its publisher ad server to its ad exchange in violation of the Sherman Act.

On November 24, 2025, Google filed a motion to dismiss the state-law claims (but not the federal antitrust claims) in People Inc.’s complaint. People Inc. opposed the motion, which remains pending. Fact discovery in the case is substantially complete, and expert discovery will begin shortly. People Inc. intends to vigorously pursue its claims in this action, but there is no guarantee that its efforts will be successful.

Item 1A.    Risk Factors
Cautionary Statement Regarding Forward-Looking Information
This quarterly report on Form 10-Q contains “forward‑looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The use of words such as "anticipates," "estimates," "expects," "plans" and "believes," among others, generally identify forward-looking statements. These forward-looking statements include, among others, statements relating to: the planned corporate consolidation, sales of any non-core assets, the future financial performance of the Company, business prospects and strategy, anticipated trends and prospects in the industries in which the Company operates and other similar matters.

Actual results could differ materially from those contained in these forward-looking statements for a variety of reasons, including, among others: (i) the impact of advances in artificial intelligence (“AI”) and other digital technologies, including AI-enabled search features, on how users access and consume information and the resulting effects on traffic, engagement and monetization, (ii) our reliance on search engines and third-party platforms, including changes in algorithms, policies, economics or features (including those implemented by Google), as well as the potential expiration or modification of key commercial agreements, (iii) our ability to effectively market our products and services in a cost-efficient manner across evolving digital channels, (iv) our dependence on advertising revenue and the sensitivity of such revenue to macroeconomic conditions, including factors affecting advertiser demand, consumer confidence and discretionary spending, as well as geopolitical and broader market uncertainty, (v) our ability to adapt to changes in digital marketing practices, including limitations on data access, tracking technologies and targeting capabilities, (vi) our ability to develop, distribute and monetize our products and services across mobile and other platforms and maintain effective relationships with third-party partners, (vii) the continued growth, engagement and monetization of our digital publishing brands, (viii) risks related to our Print business, including ongoing revenue declines, cost pressures (including paper and postage), and reliance on key vendors, (ix) our ability to access, collect, use and protect personal data and comply with evolving privacy and data protection laws and platform restrictions, (x) our ability to effectively engage with users, subscribers and caregivers across communication channels, (xi) the concentration of voting control among our Chairman and Senior Executive and related parties, (xii) risks related to our liquidity and indebtedness, including our ability to service debt and comply with related covenants, as well as limitations on access to subsidiary cash flows, (xiii) risks related to strategic transactions and initiatives, including our ability to realize anticipated benefits from prior transactions and execute future initiatives, (xiv) competitive pressures in rapidly evolving industries, including from larger or better-positioned competitors and AI-enabled offerings, (xv) our ability to build, maintain and protect our brands, (xvi) cybersecurity risks, including increasingly sophisticated attacks (including those enabled by AI) and vulnerabilities at third-party providers, (xvii) data security breaches, fraud and related liabilities, (xviii) risks associated with the integrity, scalability and reliability of our systems, technology and infrastructure, (xix) the impact of general economic, geopolitical and public health conditions, (xx) our dependence on key personnel and leadership transitions, (xxi) volatility in our stock price and risks related to our capital allocation strategy and (xxii) risks related to the planned corporate consolidation.

Certain of these and other risks and uncertainties are described in IAC’s filings with the SEC, including under the caption Part I-Item 1A-Risk Factors of our annual report on 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission on February 20, 2026 (the “Annual Report”). Other unknown or unpredictable factors that could also adversely affect IAC's business, financial condition and results of operations may arise from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those expressed in any forward-looking statements we may make. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this quarterly report.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
The Company did not issue or sell any shares of its common stock or any other equity securities pursuant to unregistered transactions during the quarter ended March 31, 2026.
Issuer Purchases of Equity Securities
The following table sets forth purchases by the Company of shares of IAC common stock during the quarter ended March 31, 2026:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs (2)
January 2026	473,245	$38.55	473,245	5,536,462
February 2026	1,146,643	$36.87	1,146,643	4,389,819
March 2026	1,663,433	$38.05	1,663,433	2,726,386
Total	3,283,321	$37.71	3,283,321	2,726,386
_____________________
(1)    Reflects repurchases made pursuant to the share authorization approved by the board of directors of IAC on March 16, 2025 (the “2025 Share Authorization”).
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

Item 5. Other Information
Rule 10b5-1 Trading Plans
During the quarter ended March 31, 2026, none of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading plan or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S‑K).
Item 6.    Exhibits
The documents set forth below, numbered in accordance with Item 601 of Regulation S-K, are filed herewith, incorporated by reference to the location indicated or furnished herewith.

Exhibit Number	Description	Location
3.1	Restated Certificate of Incorporation of IAC Inc.	Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2024.
3.2	Restated Certificate of Incorporation of IAC/InterActiveCorp (effective as of June 30, 2020).	Exhibit 3.1(c) to the Registrant’s Current Report on Form 8-K filed on July 2, 2020.
3.3	Certificate of Amendment of Restated Certificate of Incorporation of IAC/InterActiveCorp (effective as of May 25, 2021).	Exhibit 4.2 to Post-Effective Amendment No. 1 on Form S-8 to Registration Statement on Form S-4 (File No. 333-251656), filed by the Registrant on May 26, 2021.

Exhibit Number	Description	Location
3.4	Certificate of Amendment of Restated Certificate of Incorporation of IAC/InterActiveCorp (effective as of August 11, 2022).	Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on August 12, 2022.
3.5	Certificate of Amendment of Restated Certificate of Incorporation of IAC Inc. (effective as of June 12, 2024).	Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on June 13, 2024.
3.6	Certificate of Designations of Series A Cumulative Preferred Stock.	Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on July 2, 2020.
3.7	Amended and Restated By-Laws of IAC Inc.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on September 18, 2023.
10.1	MGM Voting Agreement (effective as of April 3, 2026).	Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on April 7, 2026.
31.1	Certification of the Chairman and Senior Executive pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.(1)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.(1)
32.1	Certification of the Chairman and Senior Executive pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.(2)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.(2)
101.INS	Inline XBRL Instance.(1)	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema.(1)
101.CAL	Inline XBRL Taxonomy Extension Calculation.(1)
101.DEF	Inline XBRL Taxonomy Extension Definition.(1)
101.LAB	Inline XBRL Taxonomy Extension Labels.(1)
101.PRE	Inline XBRL Taxonomy Extension Presentation.(1)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
_______________________________________________________________________________
(1)Filed herewith.
(2)Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	May 4, 2026
IAC INC.

		By:	/s/ CHRISTOPHER HALPIN
Christopher Halpin
Executive Vice President, Chief Operating Officer and Chief Financial Officer

Signature	Title	Date
/s/ CHRISTOPHER HALPIN	Executive Vice President, Chief Operating Officer and Chief Financial Officer	May 4, 2026
Christopher Halpin