Form 10-Q
period 2026-06-30
People Inc
filed 2026-08-03
CIK 1800227

As filed with the Securities and Exchange Commission on August 3, 2026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2026
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from__________to__________
Commission File No. 001-39356

People Incorporated
(Exact name of registrant as specified in its charter)

Delaware	84-3727412
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
555 West 18th Street, New York, New York 10011
(Address of registrant’s principal executive offices)
(212) 314-7300
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of exchange on which registered
Common stock, par value $0.0001	PPLI	The Nasdaq Stock Market LLC
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of July 31, 2026, the following shares of the registrant’s common stock were outstanding:

Common Stock	68,674,426
Class B common stock	5,789,499
Total	74,463,925

PART I
FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements
PEOPLE INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	June 30, 2026	December 31, 2025
	(In thousands, except par value amounts)
ASSETS
Cash and cash equivalents	$1,113,008	$941,311
Accounts receivable, net	329,373	409,809
Other current assets	107,588	97,913
Current assets of discontinued operations	1,743	95,716
Total current assets	1,551,712	1,544,749

Buildings, land, equipment, leasehold improvements and capitalized software, net	288,995	284,394
Goodwill	1,507,959	1,508,030
Intangible assets, net of accumulated amortization	357,747	394,381
Investment in MGM Resorts International	3,194,777	2,401,858
Long-term investments	404,628	409,240
Other non-current assets	214,126	222,870
Non-current assets of discontinued operations	—	429,395
TOTAL ASSETS	$7,519,944	$7,194,917

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Current portion of long-term debt	$24,500	$24,500
Accounts payable, trade	32,225	29,859
Deferred revenue	17,366	19,026
Accrued expenses and other current liabilities	342,308	391,368
Current liabilities of discontinued operations	4,005	96,114
Total current liabilities	420,404	560,867

Long-term debt, net	1,390,218	1,401,324
Deferred income taxes	372,961	208,624
Other long-term liabilities	206,237	226,422
Non-current liabilities of discontinued operations	—	8,657

Redeemable noncontrolling interests	12,236	25,264

Commitments and contingencies

SHAREHOLDERS' EQUITY:
Common stock, $0.0001 par value; authorized 1,600,000 shares; 84,182 and 83,581 shares issued and 68,665 and 71,555 shares outstanding at June 30, 2026 and December 31, 2025, respectively	8	8
Class B common stock, $0.0001 par value; authorized 400,000 shares; 5,789 shares issued and outstanding at June 30, 2026 and December 31, 2025	1	1
Additional paid-in-capital	6,008,443	5,959,692
Accumulated deficit	(208,031)	(643,000)
Accumulated other comprehensive loss	(13,763)	(11,842)
Treasury stock, 15,517 shares and 12,026 shares at June 30, 2026 and December 31, 2025, respectively	(704,277)	(571,032)
Total People Incorporated shareholders' equity	5,082,381	4,733,827
Noncontrolling interests	35,507	29,932
Total shareholders' equity	5,117,888	4,763,759
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$7,519,944	$7,194,917
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

PEOPLE INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands, except per share data)
Revenue	$436,736	$443,247	$842,533	$854,604
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	156,535	160,786	308,476	316,917
Selling and marketing expense	120,706	129,613	242,938	255,338
General and administrative expense	113,548	96,497	216,002	137,918
Product development expense	33,686	34,157	68,318	67,475
Depreciation	7,504	7,268	14,818	18,509
Amortization of intangibles	19,044	22,418	38,084	44,836
Total operating costs and expenses	451,023	450,739	888,636	840,993
Operating (loss) income	(14,287)	(7,492)	(46,103)	13,611
Interest expense	(25,865)	(37,167)	(51,723)	(65,481)
Unrealized gain (loss) on investment in MGM Resorts International	721,682	307,437	755,687	(16,828)
Other income, net	10,552	2,796	24,630	10,428
Earnings (loss) from continuing operations before income taxes	692,082	265,574	682,491	(58,270)
Income tax (provision) benefit	(177,347)	(74,360)	(167,238)	407
Net earnings (loss) from continuing operations	514,735	191,214	515,253	(57,863)
Loss on the sale of Care.com, net of income taxes	(2,657)	—	(78,300)	—
(Loss) earnings from discontinued operations, net of income taxes	(4,239)	19,419	216	53,928
Net earnings (loss)	507,839	210,633	437,169	(3,935)
Net (earnings) loss attributable to noncontrolling interests	(988)	819	(2,200)	(1,418)
Net earnings (loss) attributable to People Incorporated shareholders	$506,851	$211,452	$434,969	$(5,353)

Per share information from continuing operations:
Basic earnings (loss) per share	$6.87	$2.40	$6.77	$(0.70)
Diluted earnings (loss) per share	$6.77	$2.33	$6.67	$(0.70)

Per share information attributable to People Incorporated common stock and Class B common stock shareholders:
Basic earnings (loss) per share	$6.78	$2.64	$5.74	$(0.07)
Diluted earnings (loss) per share	$6.68	$2.57	$5.65	$(0.07)

Stock-based compensation expense by function:
Cost of revenue	$264	$439	$528	$774
Selling and marketing expense	684	905	1,623	1,581
General and administrative expense	33,397	16,061	47,746	(6,845)
Product development expense	652	905	1,512	1,410
Total stock-based compensation expense	$34,997	$18,310	$51,409	$(3,080)
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

PEOPLE INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Net earnings (loss)	$507,839	$210,633	$437,169	$(3,935)
Other comprehensive (loss) income, net of income taxes
Change in foreign currency translation adjustment	(278)	701	(3,636)	3,715
Change in net unrealized gains (losses) on interest rate swaps	569	(810)	1,715	(2,610)
Total other comprehensive income (loss), net of income taxes	291	(109)	(1,921)	1,105
Comprehensive income (loss), net of income taxes	508,130	210,524	435,248	(2,830)
Components of comprehensive (income) loss attributable to noncontrolling interests:
Net (earnings) loss attributable to noncontrolling interests	(988)	819	(2,200)	(1,418)
Change in foreign currency translation adjustment attributable to noncontrolling interests	—	—	—	(433)
Comprehensive (income) loss attributable to noncontrolling interests	(988)	819	(2,200)	(1,851)
Comprehensive income (loss) attributable to People Incorporated shareholders	$507,142	$211,343	$433,048	$(4,681)
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

PEOPLE INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Three and six months ended June 30, 2026
(Unaudited)

	Redeemable Noncontrolling Interests	Common Stock, $0.0001 par value		Class B common stock, $0.0001 par value		Additional Paid-in-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total People Incorporated Shareholders' Equity	Noncontrolling Interests	Total Shareholders’ Equity
		$	Shares	$	Shares
		(In thousands)
Balance at March 31, 2026	$12,236	$8	84,083	$1	5,789	$5,974,269	$(714,882)	$(14,054)	$(695,890)	$4,549,452	$32,997	$4,582,449
Net earnings	213	—	—	—	—	—	506,851	—	—	506,851	775	507,626
Other comprehensive income, net of income taxes	—	—	—	—	—	—	—	291	—	291	—	291
Stock-based compensation expense	—	—	—	—	—	34,879	—	—	—	34,879	118	34,997
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	—	99	—	—	(1,271)	—	—	—	(1,271)	—	(1,271)
Purchase of treasury stock	—	—	—	—	—	—	—	—	(8,387)	(8,387)	—	(8,387)
Payment received pursuant to the tax sharing agreement with Angi Inc. post distribution	—	—	—	—	—	1,949	—	—	—	1,949	—	1,949
Adjustment of noncontrolling interests to redemption amount	(186)	—	—	—	—	186	—	—	—	186	—	186
Adjustment to the liquidation value of Vivian Health preferred shares	—	—	—	—	—	(1,617)	—	—	—	(1,617)	1,617	—
Other	(27)	—	—	—	—	48	—	—	—	48	—	48
Balance at June 30, 2026	$12,236	$8	84,182	$1	5,789	$6,008,443	$(208,031)	$(13,763)	$(704,277)	$5,082,381	$35,507	$5,117,888

Balance at December 31, 2025	$25,264	$8	83,581	$1	5,789	$5,959,692	$(643,000)	$(11,842)	$(571,032)	$4,733,827	$29,932	$4,763,759
Net earnings	278	—	—	—	—	—	434,969	—	—	434,969	1,922	436,891
Other comprehensive loss, net of income taxes	—	—	—	—	—	—	—	(1,921)	—	(1,921)	—	(1,921)
Stock-based compensation expense	—	—	—	—	—	51,875	—	—	—	51,875	471	52,346
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	—	601	—	—	(19,312)	—	—	—	(19,312)	—	(19,312)
Purchase of treasury stock	—	—	—	—	—	—	—	—	(133,245)	(133,245)	—	(133,245)
Payment received pursuant to the tax sharing agreement with Angi Inc. post distribution	—	—	—	—	—	8,491	—	—	—	8,491	—	8,491
Allocation of certain tax attributes in connection with the Angi Inc. Distribution	—	—	—	—	—	(1,104)	—	—	—	(1,104)	—	(1,104)
Adjustment to the Angi Inc. Distribution following the repeal of Canada's digital service tax	—	—	—	—	—	(1,460)	—	—	—	(1,460)	—	(1,460)
Adjustment of noncontrolling interests to redemption amount	(13,277)	—	—	—	—	13,277	—	—	—	13,277	—	13,277
Adjustment to the liquidation value of Vivian Health preferred shares	—	—	—	—	—	(3,182)	—	—	—	(3,182)	3,182	—
Other	(29)	—	—	—	—	166	—	—	—	166	—	166
Balance at June 30, 2026	$12,236	$8	84,182	$1	5,789	$6,008,443	$(208,031)	$(13,763)	$(704,277)	$5,082,381	$35,507	$5,117,888

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

PEOPLE INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Three and six months ended June 30, 2025
(Unaudited)

	Redeemable Noncontrolling Interests	Common Stock, $0.0001 par value		Class B common stock, $0.0001 par value		Additional Paid-in-Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total People Incorporated Shareholders' Equity	Noncontrolling Interests	Total Shareholders’ Equity

		$	Shares	$	Shares
		(In thousands)
Balance at March 31, 2025	$25,294	$8	82,622	$1	5,789	$5,913,590	$(755,779)	$(10,993)	$(433,268)	$4,713,559	$23,879	$4,737,438
Net earnings (loss)	96	—	—	—	—	—	211,452	—	—	211,452	(915)	210,537
Other comprehensive loss, net of income taxes	—	—	—	—	—	—	—	(109)	—	(109)	—	(109)
Stock-based compensation expense	—	—	—	—	—	17,031	—	—	—	17,031	2,444	19,475
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	—	324	—	—	(9,320)	—	—	—	(9,320)	—	(9,320)
Purchase of treasury stock	—	—	—	—	—	—	—	—	(20,698)	(20,698)	—	(20,698)
Adjustment of noncontrolling interests to redemption amount	(78)	—	—	—	—	78	—	—	—	78	—	78
Adjustment to the liquidation value of Vivian Health preferred shares	—	—	—	—	—	(1,003)	—	—	—	(1,003)	1,003	—
Other	(33)	—	—	—	—	102	—	—	—	102	—	102
Balance at June 30, 2025	$25,279	$8	82,946	$1	5,789	$5,920,478	$(544,327)	$(11,102)	$(453,966)	$4,911,092	$26,411	$4,937,503

Balance at December 31, 2024	$25,415	$8	84,831	$1	5,789	$6,380,700	$(538,974)	$(11,396)	$(252,441)	$5,577,898	$701,075	$6,278,973
Net earnings (loss)	88	—	—	—	—	—	(5,353)	—	—	(5,353)	1,330	(4,023)
Other comprehensive income, net of income taxes	—	—	—	—	—	—	—	672	—	672	433	1,105
Stock-based compensation expense	—	—	—	—	—	(3,369)	—	—	—	(3,369)	1,792	(1,577)
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	—	1,115	—	—	(45,179)	—	—	—	(45,179)	—	(45,179)
Forfeiture of the Company's former CEO's restricted common stock award	—	—	(3,000)	—	—	—	—	—	—	—	—	—
Withholding taxes paid on transfer of Angi Inc. Class B shares to the Company's former CEO	—	—	—	—	—	(9,347)	—	—	—	(9,347)	—	(9,347)
Issuance of Angi Inc. common stock pursuant to stock-based awards, net of withholding taxes, prior to the Distribution	—	—	—	—	—	(8,264)	—	4	—	(8,260)	3,688	(4,572)
Purchase of treasury stock	—	—	—	—	—	—	—	—	(201,525)	(201,525)	—	(201,525)
Purchase of Angi Inc. treasury stock prior to the Distribution	—	—	—	—	—	(10,688)	—	—	—	(10,688)	—	(10,688)
Adjustment of noncontrolling interests to redemption amount	(191)	—	—	—	—	191	—	—	—	191	—	191
Adjustment to the liquidation value of Vivian Health preferred shares	—	—	—	—	—	(1,020)	—	—	—	(1,020)	1,020	—
Distribution of the Company's investment in Angi Inc.	—	—	—	—	—	(1,065,612)	—	(382)	—	(1,065,994)	—	(1,065,994)
Elimination of Angi Inc. noncontrolling interest	—	—	—	—	—	682,927	—	—	—	682,927	(682,927)	—
Other	(33)	—	—	—	—	139	—	—	—	139	—	139
Balance at June 30, 2025	$25,279	$8	82,946	$1	5,789	$5,920,478	$(544,327)	$(11,102)	$(453,966)	$4,911,092	$26,411	$4,937,503

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

PEOPLE INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2026	2025
	(In thousands)
Cash flows from operating activities attributable to continuing operations:
Net earnings (loss)	$437,169	$(3,935)
Less: Loss on the sale of Care.com, net of income taxes	(78,300)	—
Less: Earnings from discontinued operations, net of income taxes	216	53,928
Net earnings (loss) attributable to continuing operations	515,253	(57,863)
Adjustments to reconcile net earnings (loss) attributable to continuing operations to net cash provided by (used in) operating activities attributable to continuing operations:
Unrealized (gain) loss on investment in MGM Resorts International	(755,687)	16,828
Gain on sale of an unutilized domain name	(7,500)	—
Deferred income taxes	166,700	(2,638)
Stock-based compensation expense	51,409	(3,080)
Amortization of intangibles	38,084	44,836
Non-cash lease expense (including right-of-use asset impairments)	15,131	17,039
Depreciation	14,818	18,509
Net downward adjustments to the carrying value of equity securities without readily determinable fair values and net gains on sales of investments and businesses	4,574	18,845
Net gains on amendments and early terminations of lease agreements	—	(36,104)
Other adjustments, net	2,975	8,718
Changes in assets and liabilities, net of effects of dispositions:
Accounts receivable	77,453	67,240
Other assets	(267)	(26,508)
Operating lease liabilities	(23,355)	(63,873)
Accounts payable and other liabilities	(40,000)	(29,049)
Income taxes payable and receivable	(1,421)	(2,151)
Deferred revenue	(2,535)	(5,198)
Net cash provided by (used in) operating activities attributable to continuing operations	55,632	(34,449)
Cash flows from investing activities attributable to continuing operations:
Capital expenditures	(19,148)	(8,156)
Net proceeds from the sale of Care.com	295,697	—
Purchase of MGM Resorts International common shares	(37,232)	—
Allocation of Angi Inc.'s cash in the Distribution	—	(386,563)
Proceeds from the sale of an unutilized domain name	7,500	—
Net proceeds from the sales of investments and businesses	38	9,856
Proceeds from the sale of a portion of the retirement investment fund	—	8,485
Other, net	2,643	2,806
Net cash provided by (used in) investing activities attributable to continuing operations	249,498	(373,572)
Cash flows from financing activities attributable to continuing operations:
Principal payments on the Term Loans	(12,250)	(1,425,773)
Net proceeds from the Term Loans refinancing	—	991,451
Proceeds from the issuance of the 2032 Notes	—	400,000
Debt issuance and deferred financing costs	—	(9,916)
Withholding taxes paid on behalf of employees on net settled stock-based awards	(19,453)	(54,645)
Purchases of treasury stock	(133,252)	(200,000)
Distributions from Angi Inc. pursuant to the tax sharing agreement	8,491	—
Other, net	(2,322)	249
Net cash used in financing activities attributable to continuing operations	(158,786)	(298,634)
Total cash provided by (used in) continuing operations	146,344	(706,655)
Net cash (used in) provided by operating activities attributable to discontinued operations	(10,625)	28,999
Net cash used in investing activities attributable to discontinued operations	(48)	(13,349)
Net cash used in financing activities attributable to discontinued operations	—	(14,401)
Total cash (used in) provided by discontinued operations	(10,673)	1,249
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(1,776)	1,610
Net increase (decrease) in cash and cash equivalents and restricted cash	133,895	(703,796)
Cash and cash equivalents and restricted cash at beginning of period	986,831	1,807,255
Cash and cash equivalents and restricted cash at end of period	$1,120,726	$1,103,459

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

PEOPLE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Company Overview
On June 4, 2026, IAC Inc. changed its name to People Incorporated (NASDAQ: PPLI), which is the owner of publisher, People Inc. Group. People Incorporated also holds a significant minority stake in MGM Resorts International (“MGM”).
On June 30, 2026, Dotdash Meredith Inc. amended and restated its certificate of incorporation to change its name to People Inc. Group. As used herein, “People Inc.” refers to People Inc. Group.
As used herein, “People Incorporated,” the “Company,” “we,” “our,” “us” and other similar terms refer to People Incorporated and its subsidiaries (unless the context requires otherwise).
Proposed Acquisition of MGM
On June 1, 2026, the Company announced that it submitted a non-binding proposal to the board of directors of MGM to acquire all outstanding shares of MGM that the Company does not already own for $48.30 per share in cash. The Company reserves the right to withdraw or modify the proposal at any time, or to terminate discussions and negotiations at any time in our sole discretion. No legal obligation with respect to our proposal or any other matter will arise unless and until we have executed definitive transaction documentation with MGM.
Corporate Restructuring
On April 28, 2026, the Company initiated a plan to consolidate its corporate functions with those of People Inc. through a reduction in workforce, technology integrations and other cost-saving measures over the coming quarters (the “Plan”). The Plan is expected to be completed during the first quarter of 2027.
The total costs expected to be incurred in connection with the Plan are approximately $63.0 million, including approximately $14.0 million in severance and employee separation benefits, $48.0 million in stock-based compensation expense and $0.5 million in other costs related to the Plan. The total expected stock-based compensation expense includes approximately $32.0 million of expense associated with awards that were modified to vest in connection with the Plan and $16.0 million of expense associated with awards that accelerate based on the original terms of the award agreements. The estimates of the charges and expenditures that the Company expects to incur in connection with the Plan, and the timing thereof, are subject to a number of assumptions and actual amounts may differ materially from these estimates. In addition, the Company may incur other charges or cash expenditures not currently contemplated due to unanticipated events that may occur in connection with the implementation of the Plan.
During the three and six months ended June 30, 2026, the Company incurred $0.8 million and $11.1 million of severance and employee separation benefits, respectively, related to the Plan, net of reversals of $0.5 million of previously recorded accrued costs. During both the three and six months ended June 30, 2026, the Company incurred $25.8 million of stock-based compensation expense and $0.2 million of other costs related to the Plan. All charges related to the Plan are included in “General and administrative expense” in the statement of operations. At June 30, 2026, $11.1 million in severance and employee separation benefits is accrued related to the Plan, which is included in “Accrued expenses and other current liabilities” in the balance sheet.
As the Company moves away from its holding company structure and in connection with the Plan, Christopher Halpin will cease to serve as Executive Vice President (“EVP”), Chief Operating Officer and Chief Financial Officer (“CFO”) of the Company, and Kendall Handler will cease to serve as EVP and Chief Legal Officer of the Company, in each case, effective August 5, 2026 (the “Separation Effective Date”). Upon the Separation Effective Date, Neil Vogel, who served as Chief Executive Officer (“CEO”) of People Inc., will become CEO of the Company, and Timothy Quinn, who served as the CFO of People Inc., will become CFO of the Company. Mr. Halpin and Ms. Handler have each entered into employment transition agreements with the Company, each dated April 27, 2026, pursuant to which each executive will serve in their respective positions through the Separation Effective Date.

PEOPLE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Discontinued Operations
Shutdown of Search Segment
On December 10, 2025, the Company received a notice of non-renewal (the “Notice”) from Google Inc. of the services agreement, dated October 26, 2015 and as subsequently amended (the “Services Agreement”). As a result of the Notice, the Services Agreement was due to expire on March 31, 2026; the Services Agreement was extended through April 30, 2026, at which point the Services Agreement expired. In connection with the expiration of the Services Agreement the Company ceased operations of its Search segment, which are presented as discontinued operations within the Company’s consolidated financial statements for all periods presented.
Sale of Care.com
On March 16, 2026, the Company completed the sale of its wholly-owned subsidiary, Care.com, for net proceeds of $300.2 million. In July 2026, the remaining $4.5 million of cash proceeds, which was held in escrow at June 30, 2026, was received by the Company. As a result of the transaction, the consolidated operations of Care.com are presented as discontinued operations within the Company’s consolidated financial statements for all periods prior to March 16, 2026.
Angi Inc. Distribution
On March 31, 2025, the Company completed the spin-off of Angi Inc. (“Angi”) by means of a special dividend (the “Distribution”) of all shares of Angi capital stock held by the Company to holders of its common stock and Class B common stock. Following the Distribution, the Company no longer owns any shares of Angi’s capital stock and Angi became an independent public company. As a result of the Distribution, the consolidated operations of Angi are presented as discontinued operations within the Company’s consolidated financial statements for all periods prior to March 31, 2025.

See “Note 13—Discontinued Operations” for additional information.

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

PEOPLE INCORPORATED AND SUBSIDIARIES
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
The Company’s disaggregated revenue disclosures are presented in “Note 6—Segment Information.”
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
The following table presents the changes in deferred revenue:

	Six Months Ended June 30,
	2026	2025
	(In thousands)
Balance at January 1	$19,068	$20,309
Beginning deferred revenue balance recognized during the period	(17,201)	(18,332)
Net change primarily due to timing of collections and recognition	15,666	13,901
Balance at June 30	$17,533	$15,878

PEOPLE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Non-current deferred revenue was $0.2 million and less than $0.1 million at June 30, 2026 and December 31, 2025, respectively, and is included in “Other long-term liabilities” in the balance sheet.
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
ASU No. 2025-06—Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40): Targeted Improvements to Accounting for Internal-Use Software
In September 2025, the FASB issued ASU No. 2025-06, which amends the existing standard by removing references to software development project stages and clarifying the criteria for capitalization. ASU No. 2025-06 is effective for fiscal years beginning after December 15, 2027 and for interim periods within those fiscal years. Early adoption is permitted, and ASU No. 2025-06 may be applied prospectively, retrospectively or with a modified transition approach. The Company is (i) assessing the timing of its adoption of ASU No. 2025-06, (ii) expects to adopt ASU No. 2025-06 on a prospective basis and (iii) is assessing the impact of its adoption on its results of operations, financial condition and cash flows.
NOTE 2—FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
Investment in MGM

	June 30, 2026	December 31, 2025
	(In thousands)
Investment in MGM	$3,194,777	$2,401,858
At June 30, 2026, the Company owns 66.8 million common shares of MGM, including 1.0 million common shares purchased in the first quarter of 2026 for $37.2 million, which represents approximately 26.6% of MGM's common shares outstanding. The Company accounts for its investment in MGM under the equity method of accounting using the fair value option. The fair value of the investment in MGM is remeasured each reporting period based upon MGM’s closing stock price on the New York Stock Exchange on the last trading day in the reporting period; any unrealized pre-tax gains or losses are included in the statement of operations. For the three and six months ended June 30, 2026, the Company recorded unrealized pre-tax gains of $721.7 million and $755.7 million, respectively, from its investment in MGM. For the three and six months ended June 30, 2025, the Company recorded an unrealized pre-tax gain and loss of $307.4 million and $16.8 million, respectively, from its investment in MGM. The cumulative unrealized net pre-tax gain through June 30, 2026 is $1.9 billion. A $2.00 increase or decrease in the share price of MGM would result in an unrealized gain or loss, respectively, of $133.6 million.

PEOPLE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
On April 3, 2026, the Company entered into a voting agreement with MGM and Barry Diller (the “MGM Voting Agreement”). Pursuant to the MGM Voting Agreement, when a matter is brought to a vote at an annual or special MGM shareholder meeting (or by written consent in lieu of a meeting), the Company, Mr. Diller and their controlled affiliates (the “Covered Entities”) will vote the voting securities they beneficially own in excess of 25.73% of MGM’s total voting power (the “Excess Voting Securities”) in the same proportion as MGM’s other voting shareholders vote on that matter (excluding shareholders who do not vote).
The MGM Voting Agreement automatically terminates upon the earliest of: (a) the Covered Entities collectively ceasing to beneficially own at least 17.5% of MGM’s outstanding voting securities; (b) the MGM Board’s failure to nominate two directors designated by the Company (if the Company has designated two directors) who qualify under MGM’s Corporate Governance Guidelines (“Qualified Directors”) to stand for election (the “Nomination Condition”); or (c) a change of control of MGM. If the Company chooses not to designate one or more directors, the MGM Voting Agreement does not terminate. In order to satisfy the Nomination Condition, if at any time the MGM Board has fewer than two Company designated directors, the MGM Board must add Qualified Director(s) within one month of the Company’s designation (subject to required regulatory approvals). At signing, Mr. Diller was deemed designated by the Company to serve on the MGM Board.
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
The following table presents MGM’s summarized financial information for the six months ended June 30, 2026 and 2025. As noted above, the Company accounts for its investment in MGM under the equity method of accounting using the fair value option. As a result, the carrying value of our investment and the gain or loss in any given period are not necessarily correlated with the income statement information presented below.

	Six Months Ended June 30,
	2026	2025
	(In thousands)
Revenues	$8,905,711	$8,681,952
Expenses	$8,136,697	$7,905,294
Net income	$497,581	$344,825
Net income attributable to MGM	$417,569	$197,505
Long-term Investments
Long-term investments consist of:

	June 30, 2026	December 31, 2025
	(In thousands)
Equity securities without readily determinable fair values	$404,628	$409,240
Total long-term investments	$404,628	$409,240

PEOPLE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Equity Securities without Readily Determinable Fair Values
The following table presents a summary of unrealized pre-tax gains and losses recorded in “Other income, net” in the statement of operations as adjustments to the carrying value of equity securities without readily determinable fair values held at June 30, 2026 and 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Downward adjustments including impairments (gross unrealized pre-tax losses)	—	(10,900)	$(4,612)	$(28,945)
Total	$—	$(10,900)	$(4,612)	$(28,945)
The cumulative upward and downward adjustments (including impairments) to the carrying value of equity securities without readily determinable fair values held at June 30, 2026 were $31.4 million and $175.6 million, respectively.
Realized and unrealized pre-tax gains and losses for the Company’s investments without readily determinable fair values for the three and six months ended June 30, 2026 and 2025 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Realized pre-tax gains, net, for equity securities sold	$—	$473	$38	$9,777
Unrealized pre-tax losses, net, on equity securities held	—	(10,900)	(4,612)	(28,945)
Net pre-tax losses recognized	$—	$(10,427)	$(4,574)	$(19,168)
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

PEOPLE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following tables present the Company’s financial instruments that are measured at fair value on a recurring basis:

	June 30, 2026
	Level 1	Level 2	Level 3	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$726,812	$—	$—	$726,812
Time deposits	—	19,937	—	19,937
Investment in MGM	3,194,777	—	—	3,194,777
Other current assets:
Interest rate swaps(a)	—	239	—	239
Total	$3,921,589	$20,176	$—	$3,941,765
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
Financial instruments measured at fair value only for disclosure purposes
The total fair value of the outstanding long-term debt, including the current portion, is estimated using observable market prices or indices for similar liabilities, which are Level 2 inputs, and was approximately $1.35 billion and $1.33 billion at June 30, 2026 and December 31, 2025, respectively.

PEOPLE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 3—LONG-TERM DEBT
Long-term debt consists of:

	June 30, 2026	December 31, 2025
	(In thousands)
Term Loan A-1 due May 14, 2030	$332,500	$341,250
Term Loan B-2 due June 16, 2032	696,500	700,000
7.625% Senior Secured Notes due June 15, 2032; interest payable each June 15 and December 15	400,000	400,000
Total long-term debt	1,429,000	1,441,250
Less: current portion of long-term debt	24,500	24,500
Less: original issue discount	3,163	3,397
Less: unamortized debt issuance costs	11,119	12,029
Total long-term debt, net	$1,390,218	$1,401,324
In the second quarter of 2025, People Inc. completed the refinancing and replacement of its then outstanding debt, which comprised the then existing term loans, with a combination of new term loans and senior secured notes. People Inc. also replaced its revolving credit facility. As a result of the refinancing and replacement transaction, People Inc. recorded an extinguishment loss of $8.5 million during the second quarter of 2025 to write off a pro-rata amount of unamortized capitalized costs and the original issue discount related to the previously outstanding Term Loans and the then existing revolving credit facility. The extinguishment loss is recorded in “Interest expense” in the statement of operations. Fees incurred of $0.5 million that did not qualify for capitalization are recorded in “Other income, net” in the statement of operations.
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
People Inc. has never borrowed under its revolving credit facilities. The annual commitment fee on undrawn funds is based on People Inc.’s most recently reported consolidated net leverage ratio, as defined in the governing agreements, and was 35 basis points at both June 30, 2026 and December 31, 2025. Any borrowings under the Revolving Facility would bear interest, at People Inc.’s option, at either a base rate or secured overnight financing rate (“SOFR”), plus an applicable margin, which is based on People Inc.’s consolidated net leverage ratio, as defined in the governing agreements.
As of the last day of any calendar quarter, People Inc. is required to maintain certain consolidated net leverage ratios, as defined in the governing agreements. If defined consolidated net leverage ratios are exceeded or if an event of default has occurred, the governing agreements contain additional covenants that would limit People Inc.’s ability to pay dividends, incur incremental secured indebtedness or make distributions or certain investments. As a result, the Company may not be able to freely access People Inc.’s cash. People Inc.’s consolidated net leverage ratio was in compliance for the test periods ended June 30, 2026 and December 31, 2025.

PEOPLE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The governing agreements allow the Company to contribute cash to People Inc., which the Company has done in the past and may do so in the future, to provide, among other things, additional liquidity to improve People Inc.’s consolidated net leverage ratios for any test period, which may result in improved interest rates on the Term Loan A-1 and reduced commitment fees on the Revolving Facility. The governing agreements also allow People Inc. to make distributions to the Company in amounts not to exceed these capital contributions, provided that no default has occurred and is continuing. No quarterly contributions have been made to People Inc. since the contribution that the Company made in September 2025, which People Inc. distributed back to the Company in October 2025; therefore, there were no pending contributions or distributions outstanding as of June 30, 2026 and December 31, 2025. In June 2025, the Company contributed $80 million to People Inc., which People Inc. subsequently distributed to the Company in July 2025. This contribution resulted in an improvement to People Inc.'s consolidated net leverage ratio that enabled People Inc. to reduce the interest rate on the Term Loan A-1 and the commitment fee on the Revolving Facility.
The obligations under the governing agreements are secured by substantially all of the assets of People Inc. and its subsidiaries and are guaranteed by certain People Inc. wholly-owned domestic subsidiaries.
Pursuant to the governing agreements, the borrower, People Inc., is required to provide the administrative agent, JPMorgan Chase Bank, N.A., and lenders with certain financial information. See “Note 14—People Inc. Financial Information” for additional information.
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
Interest Rates and Interest Rate Swaps:
At June 30, 2026 and December 31, 2025, the Term Loan A-1 bore interest at SOFR plus 2.00%, or 5.65% and 5.73%, respectively. At June 30, 2026 and December 31, 2025, the Term Loan B-2 bore interest at SOFR, subject to a minimum of 0.50%, plus 3.50%, or 7.12% and 7.37%, respectively. Interest payments are due at least quarterly through the respective maturity dates of the Term Loans.
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

PEOPLE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
People Inc. has designated the interest rate swaps as cash flow hedges and applies hedge accounting to these contracts in accordance with FASB ASC Topic 815, Derivatives and Hedging. Hedge effectiveness was assessed at the time of entering into the interest rate swaps and it was determined they are expected to be highly effective. People Inc. evaluates the hedge effectiveness of the interest rate swaps quarterly, or more frequently, if necessary, by verifying (i) that the critical terms of the interest rate swaps continue to match the critical terms of the hedged interest payments and (ii) that it is probable the counterparties will not default. If the two requirements are met, the interest rate swaps are determined to be effective and all changes in the fair value of the interest rate swaps are recorded in “Accumulated other comprehensive loss.” As cash flow hedges, the interest rate swaps are recognized at fair value on the balance sheet as either assets or liabilities, with the changes in fair value recorded in “Accumulated other comprehensive loss” in the balance sheet. Realized gains or losses are reclassified into “Interest expense” in the statement of operations. The cash flows related to interest settlements of the hedged monthly interest payments are classified as operating activities in the statement of cash flows, consistent with the interest expense on the related debt instrument. See “Note 5—Accumulated Other Comprehensive Loss” for the net unrealized gains and losses before reclassifications in “Accumulated other comprehensive loss” and realized gains and losses reclassified into “Interest expense” for the three and six months ended June 30, 2026 and 2025.

PEOPLE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 4—SHAREHOLDERS' EQUITY
Voting Agreement
On June 22, 2026, the Company entered into a voting agreement (the “Diller Voting Agreement”) with Barry Diller, Diane von Furstenberg and Alexander von Furstenberg (the “Voting Agreement Parties”). Pursuant to the Voting Agreement, the Voting Agreement Parties agreed to, and to use commercially reasonable efforts to cause other affiliated persons and entities to, cause any shares of Company voting securities they beneficially own representing in excess of 48.5% of the Company's total voting power to be voted in the same proportion as the Company's other voting stockholders (other than the Voting Agreement Parties, certain of their affiliated persons and entities, certain directors and officers of People Incorporated, and immediate family members of the foregoing) on each matter brought before the Company's stockholders at an annual or special meeting or by written consent of Company stockholders. The proportional voting requirement does not apply to certain matters, including matters requiring a separate class vote, unless specified ownership thresholds are met.
The Voting Agreement also provides that the Voting Agreement Parties and certain of their affiliated persons and entities will not initiate or participate in any action by written consent of the Company's stockholders unless directed by an independent committee of disinterested directors of the Company's board of directors.

The Voting Agreement automatically terminates upon the earlier of: (a) the Voting Agreement Parties and their affiliates collectively ceasing to beneficially own at least 30% of the Company's total voting power; or (b) a change of control of the Company.

Common Stock Repurchases
On June 16, 2026, in connection with the execution of the Voting Agreement, described above, the board of directors of the Company approved an authorization for the Company to repurchase an additional 10 million shares of the Company’s common stock. At June 30, 2026, the Company has 12.5 million shares remaining under its authorization. Share repurchases can be made over an indefinite period of time in the open market and in privately negotiated transactions, depending on those factors management deems relevant at any particular time, including, without limitation, market conditions, price and future outlook.

PEOPLE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 5—ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables present the components of accumulated other comprehensive loss, net of income taxes.

	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
	Foreign Currency Translation Adjustment	Unrealized (Losses) Gains On Interest Rate Swaps	Accumulated Other Comprehensive (Loss) Income	Foreign Currency Translation Adjustment	Unrealized Losses On Interest Rate Swaps	Accumulated Other Comprehensive (Loss) Income
	(In thousands)
Balance at April 1	$(13,666)	$(388)	$(14,054)	$(10,500)	$(493)	$(10,993)
Other comprehensive (loss) income before reclassifications	(278)	416	138	701	(362)	339
Amounts reclassified to earnings	—	153	153	—	(448)	(448)
Net current period other comprehensive (loss) income	(278)	569	291	701	(810)	(109)
Balance at June 30	$(13,944)	$181	$(13,763)	$(9,799)	$(1,303)	$(11,102)

	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
	Foreign Currency Translation Adjustment	Unrealized (Losses) Gains On Interest Rate Swaps	Accumulated Other Comprehensive (Loss) Income	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) On Interest Rate Swaps	Accumulated Other Comprehensive (Loss) Income
	(In thousands)
Balance at January 1	$(10,308)	$(1,534)	$(11,842)	$(12,703)	$1,307	$(11,396)
Other comprehensive (loss) income before reclassifications	(1,095)	1,444	349	3,282	(1,717)	1,565
Amounts reclassified to earnings	(2,541)	271	(2,270)	—	(893)	(893)
Net current period other comprehensive (loss) income	(3,636)	1,715	(1,921)	3,282	(2,610)	672
Accumulated other comprehensive loss allocated to noncontrolling interests during the period	—	—	—	4	—	4
Distribution of Angi	—	—	—	(382)	—	(382)
Balance at June 30	$(13,944)	$181	$(13,763)	$(9,799)	$(1,303)	$(11,102)
The amount reclassified out of foreign currency translation adjustment into earnings for the six months ended June 30, 2026 relates to the sale of Care.com on March 16, 2026 and is recorded in “Loss on the sale of Care.com, net of income taxes” in the statement of operations.
At June 30, 2026, $0.2 million is expected to be reclassified into interest expense as net realized gains related to interest rate swaps, which mature on April 1, 2027.
At June 30, 2026 and 2025, there was $0.1 million of deferred income tax provision and $0.4 million of deferred income tax benefit, respectively, related to unrealized gains and losses on interest rate swaps.

PEOPLE INCORPORATED AND SUBSIDIARIES
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
The following table presents revenue by reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
People Inc.(a)
Digital	$289,946	$273,999	$543,169	$508,519
Print	132,640	158,263	270,477	321,533
Intersegment eliminations(b)	(5,899)	(4,892)	(11,230)	(9,611)
Total People Inc.	416,687	427,370	802,416	820,441
Emerging & Other	20,049	15,877	40,127	34,164
Intersegment eliminations	—	—	(10)	(1)
Total	$436,736	$443,247	$842,533	$854,604
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

PEOPLE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Disaggregated Revenue
The following table presents the revenue of the Company’s segments disaggregated by type of service:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
People Inc.(a)
Digital:
Advertising revenue	$174,188	$174,816	$320,612	$319,689
Performance marketing revenue	68,758	61,055	134,873	118,321
Licensing and other revenue	47,000	38,128	87,684	70,509
Total Digital revenue	289,946	273,999	543,169	508,519
Print:
Subscription revenue	58,306	73,470	119,718	147,816
Advertising revenue	29,711	36,794	59,337	74,037
Newsstand revenue	25,308	26,529	53,237	54,624
Project and other revenue	14,224	15,907	27,154	31,304
Performance marketing revenue	5,091	5,563	11,031	13,752
Total Print revenue	132,640	158,263	270,477	321,533
Intersegment eliminations(b)	(5,899)	(4,892)	(11,230)	(9,611)
Total People Inc. revenue	$416,687	$427,370	$802,416	$820,441
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Session-based	$164,581	$165,579	$315,059	$317,461
Non-session-based	125,365	108,420	228,110	191,058
Total Digital revenue	$289,946	$273,999	$543,169	$508,519

PEOPLE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Segment Expenses
The following table presents the significant segment expenses regularly provided to the CODM for each of the Company’s reportable segments that are included in determining Segment Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”), which is the Company’s segment reporting performance measure:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
People Inc.(a)
Digital:
Cost of revenue	$84,843	$85,421	$162,242	$161,926
Selling and marketing expense	74,335	69,169	144,986	131,704
General and administrative expense	27,686	27,195	53,133	53,576
Product development expense	28,619	28,902	58,265	56,642
Total Digital expenses	215,483	210,687	418,626	403,848
Print:
Cost of revenue	67,682	72,203	137,735	148,188
Selling and marketing expense	45,695	59,074	96,012	120,669
General and administrative expense	8,862	9,116	18,573	18,966
Product development expense	1,274	1,395	2,530	2,864
Total Print expenses	123,513	141,788	254,850	290,687
Other:
Other (unallocated corporate costs)	10,295	10,156	20,909	21,693
Intersegment eliminations	(5,899)	(4,892)	(11,230)	(9,611)
Total People Inc. expenses	$343,392	$357,739	$683,155	$706,617
Segment Reporting Performance Measure and Reconciliations
Adjusted EBITDA is the segment reporting performance measure used by the CODM as one of the metrics by which we evaluate the performance of our businesses and our internal budgets are based and may impact management compensation. Adjusted EBITDA is defined as operating income excluding: (1) stock-based compensation expense; (2) depreciation; (3) acquisition-related items consisting of (i) amortization of intangible assets and impairments of goodwill and intangible assets and (ii) gains and losses recognized on changes in the fair value of contingent consideration arrangements; and (4) other specific items, including subsequent true-up adjustments related to such items, that management believes are not representative of the Company’s core ongoing operating performance and certain items that affect comparability between periods, including, but not limited to, certain (i) restructuring costs, including certain severance and employee separation benefits; (ii) gains and losses from lease impairments, terminations and amendments and certain asset sales; (iii) transaction-related costs; and (iv) litigation-related gains and losses associated with specific matters.

Prior to the second quarter of 2026, Adjusted EBITDA was defined as operating income excluding: (1) stock-based compensation expense; (2) depreciation; and (3) acquisition-related items consisting of (i) amortization of intangible assets and impairments of goodwill and intangible assets, and (ii) gains and losses recognized on changes in the fair value of contingent consideration arrangements. Beginning with the second quarter of 2026, the Company revised its definition of Adjusted EBITDA to also exclude (4) other specific items, including subsequent true-up adjustments related to such items, that management believes are not representative of the Company’s core ongoing operating performance and certain items that affect comparability between periods. Adjusted EBITDA for prior periods has been recast to conform to the current period presentation.

Approximately one-half of our consolidated annual Adjusted EBITDA is generated in the fourth quarter of each fiscal year. This is due to the concentration of spending by advertisers, which drives higher advertising revenue, and consumer spending, which drives higher performance marketing revenue, during the year-end holiday selling season at People Inc.

PEOPLE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table presents a summary of Segment Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
People Inc.(a)
Digital	$74,463	$63,312	$124,543	$104,671
Print	9,127	16,475	15,627	30,846
Other (unallocated corporate costs)	(10,295)	(10,156)	(20,909)	(21,693)
Total People Inc.	73,295	69,631	119,261	113,824
Emerging & Other	2,877	171	6,838	1,728
Total Segment Adjusted EBITDA	$76,172	$69,802	$126,099	$115,552
The following table reconciles total Segment Adjusted EBITDA to earnings (loss) from continuing operations before income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Total Segment Adjusted EBITDA	$76,172	$69,802	$126,099	$115,552
Corporate Adjusted EBITDA loss	(20,263)	(21,065)	(40,898)	(44,544)
Stock-based compensation expense(c)	(34,997)	(18,310)	(51,409)	3,080
Depreciation	(7,504)	(7,268)	(14,818)	(18,509)
Amortization of intangibles	(19,044)	(22,418)	(38,084)	(44,836)
Restructuring costs, including certain severance and employee separation benefits	(1,179)	(780)	(11,789)	(17,004)
Gains and (losses) from lease impairments, terminations and amendments and certain asset sales	257	66	257	35,974
Transaction-related costs	(696)	54	(6,255)	(4,698)
Litigation matters	(7,033)	(7,573)	(9,206)	(11,404)
Interest expense	(25,865)	(37,167)	(51,723)	(65,481)
Unrealized gain (loss) on investment in MGM Resorts International	721,682	307,437	755,687	(16,828)
Other income, net	10,552	2,796	24,630	10,428
Earnings (loss) from continuing operations before income taxes	$692,082	$265,574	$682,491	$(58,270)

PEOPLE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
_____________________
(c)    The six months ended June 30, 2025 reflect the reversal of $49.8 million of previously recognized stock-based compensation expense related to the forfeiture of our former Chief Executive Officer’s (“CEO”) restricted stock award pursuant to an employment transition agreement (the “Employment Transition Agreement”) entered into on January 13, 2025, partially offset by $14.9 million of stock-based compensation expense related to the transfer of 5.0 million Class B shares of Angi held by the Company to our former CEO prior to the Distribution pursuant to the Employment Transition Agreement.
Segment Assets
Segment asset information is not regularly presented to the CODM.
Capital Expenditures
The following table presents capital expenditures:

	Six Months Ended June 30,
	2026	2025
	(In thousands)
People Inc.	$19,001	$7,734
Corporate	147	422
Total	$19,148	$8,156
NOTE 7—PENSION AND POST-RETIREMENT BENEFIT PLANS
The following tables present the components of net periodic benefit cost for the People Inc. pension and post-retirement benefit plans:

	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
	Pension		Post-Retirement	Pension		Post-Retirement
	U.S.	International	U.S.	U.S.	International	U.S.
	(In thousands)
Interest cost	$19	$5,859	$45	$37	$5,453	$53
Expected return on plan assets	—	(5,809)	—	—	(5,441)	—
Actuarial loss recognition	—	—	—	40	—	—
Net periodic benefit cost	$19	$50	$45	$77	$12	$53

	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
	Pension		Post-Retirement	Pension		Post-Retirement
	U.S.	International	U.S.	U.S.	International	U.S.
	(In thousands)
Interest cost	$47	$11,749	$90	$74	$10,608	$106
Expected return on plan assets	—	(11,648)	—	—	(10,584)	—
Actuarial loss recognition	1	—	—	40	—	—
Net periodic benefit cost	$48	$101	$90	$114	$24	$106

The components of net periodic benefit cost are included in “Other income, net” in the statement of operations.

PEOPLE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
For the three and six months ended June 30, 2026, the Company recorded an income tax provision of $177.3 million and $167.2 million, respectively, which represents effective income tax rates of 26% and 25%, which were higher than the statutory rate of 21% due primarily to state taxes. For the three months ended June 30, 2025, the Company recorded an income tax provision of $74.4 million, which represents an effective income tax rate of 28%, which was higher than the statutory rate of 21% due primarily to state taxes, a deferred tax adjustment and non-deductible compensation expense, partially offset by the realization of a capital loss. For the six months ended June 30, 2025, the Company recorded an income tax benefit of $0.4 million, which represents an effective income tax rate of 1%, which was lower than the statutory rate of 21% due primarily to a deferred tax adjustment, non-taxable stock-based compensation expense, which included a reversal due to the forfeiture of our former CEO’s restricted stock award pursuant to the Employment Transition Agreement, and state taxes, partially offset by research credits.
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
The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in the income tax provision. At June 30, 2026 and December 31, 2025, accruals for interest and penalties are not material.

PEOPLE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
At June 30, 2026 and December 31, 2025, unrecognized tax benefits, including interest and penalties, were $13.4 million and $13.0 million, respectively. Unrecognized tax benefits, including interest and penalties, at June 30, 2026 increased by $0.4 million due primarily to research credits, partially offset by a settlement. If unrecognized tax benefits at June 30, 2026 are subsequently recognized, $12.5 million, net of related deferred income tax assets and interest, would reduce income tax expense. The comparable amount at December 31, 2025 was $12.1 million.
NOTE 9—EARNINGS (LOSS) PER SHARE
The Company treats its common stock and Class B common stock as one class of stock for net earnings (loss) per share (“EPS”) purposes as both classes of stock participate in earnings, dividends and other distributions on the same basis.
Basic EPS is computed by dividing net earnings (loss) attributable to holders of the Company’s common stock and Class B common stock by the weighted-average number of shares of common stock and Class B common stock outstanding during the period.
Diluted EPS is computed by dividing net earnings (loss) attributable to holders of the Company’s common stock and Class B common stock by the weighted-average number of common stock and Class B common stock outstanding plus dilutive securities during the period.

PEOPLE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The numerator and denominator of basic and diluted EPS computations for the Company’s common stock and Class B common stock are calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands, except per share data)
Basic EPS:
Numerator:
Net earnings (loss) from continuing operations	$514,735	$191,214	$515,253	$(57,863)
Net (earnings) loss from continuing operations attributable to noncontrolling interests	(988)	819	(2,200)	829
Net earnings (loss) from continuing operations attributable to People Incorporated common stock and Class B common stock shareholders	513,747	192,033	513,053	(57,034)

Loss on the sale of Care.com, net of income taxes	(2,657)	—	(78,300)	—
(Loss) earnings from discontinued operations, net of income taxes	(4,239)	19,419	216	53,928
Net earnings from discontinued operations attributable to noncontrolling interests	—	—	—	(2,247)
Net (loss) earnings from discontinued operations attributable to People Incorporated common stock and Class B common stock shareholders	(6,896)	19,419	(78,084)	51,681

Net earnings (loss) attributable to People Incorporated common stock and Class B common stock shareholders	$506,851	$211,452	$434,969	$(5,353)

Denominator:
Weighted average basic People Incorporated common stock and Class B common stock shares outstanding	74,817	80,195	75,774	81,402

Earnings (loss) per share:
Earnings (loss) per share from continuing operations attributable to People Incorporated common stock and Class B common stock shareholders	$6.87	$2.40	$6.77	$(0.70)
(Loss) earnings per share from discontinued operations, net of income taxes, attributable to People Incorporated common stock and Class B common stock shareholders	(0.09)	0.24	(1.03)	0.63
Earnings (loss) per share attributable to People Incorporated common stock and Class B common stock shareholders	$6.78	$2.64	$5.74	$(0.07)

PEOPLE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands, except per share data)
Diluted EPS:
Numerator:
Net earnings (loss) from continuing operations	$514,735	$191,214	$515,253	$(57,863)
Net (earnings) loss from continuing operations attributable to noncontrolling interests	(988)	819	(2,200)	829
Net earnings (loss) from continuing operations attributable to People Incorporated common stock and Class B common stock shareholders	513,747	192,033	513,053	(57,034)

Loss on the sale of Care.com, net of income taxes	(2,657)	—	(78,300)	—
(Loss) earnings from discontinued operations, net of income taxes	(4,239)	19,419	216	53,928
Net earnings from discontinued operations attributable to noncontrolling interests	—	—	—	(2,247)
Net (loss) earnings from discontinued operations attributable to People Incorporated common stock and Class B common stock shareholders	(6,896)	19,419	(78,084)	51,681

Net earnings (loss) attributable to People Incorporated common stock and Class B common stock shareholders	$506,851	$211,452	$434,969	$(5,353)

Denominator:
Weighted average basic People Incorporated common stock and Class B common stock shares outstanding	74,817	80,195	75,774	81,402
Dilutive securities(a)(b)(c)	1,105	2,011	1,088	—
Denominator for earnings per share—weighted average shares(a)(b)(c)	75,922	82,206	76,862	81,402

Earnings (loss) per share:
Earnings (loss) per share from continuing operations attributable to People Incorporated common stock and Class B common stock shareholders	$6.77	$2.33	$6.67	$(0.70)
(Loss) earnings per share from discontinued operations, net of income taxes, attributable to People Incorporated common stock and Class B common stock shareholders	(0.09)	0.24	(1.02)	0.63
Earnings (loss) per share attributable to People Incorporated common stock and Class B common stock shareholders	$6.68	$2.57	$5.65	$(0.07)
_____________________
(a)    If the effect is dilutive, weighted average common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and subsidiary denominated equity; the vesting of restricted stock units (“RSUs”); and the vesting of performance-based stock units (“PSUs”), if applicable. For the three and six months ended June 30, 2026 and the three months ended June 30, 2025, 0.2 million, 0.3 million and 0.7 million, respectively, of potentially dilutive securities were excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive.
(b)    PSUs are considered contingently issuable shares and are included in the denominator for EPS if (i) the applicable performance condition(s) has been met and (ii) the inclusion of the PSUs is dilutive for the respective reporting periods. For both the three and six months ended June 30, 2026, 0.2 million shares underlying PSUs were excluded from the calculation of diluted EPS because the performance conditions had not been met.
(c)    For the six months ended June 30, 2025, the Company had losses from continuing operations and, as a result, approximately 4.5 million of potentially dilutive securities were excluded from computing diluted EPS for the period because the impact would have been anti-dilutive. Accordingly, the weighted average basic shares outstanding were used to compute the diluted EPS amounts.

PEOPLE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 10—FINANCIAL STATEMENT DETAILS
Cash and Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the balance sheet to the total amounts shown in the statement of cash flows:

	June 30, 2026	December 31, 2025	June 30, 2025	December 31, 2024
	(In thousands)
Cash and cash equivalents	$1,113,008	$941,311	$1,076,944	$1,363,547
Restricted cash included in other current assets	—	—	—	7,195
Restricted cash included in other non-current assets	7,718	7,861	7,888	—
Cash, cash equivalents, and restricted cash included in current assets of discontinued operations	—	37,659	18,627	436,402
Restricted cash included in other non-current assets of discontinued operations	—	—	—	111
Total cash and cash equivalents and restricted cash as shown on the statement of cash flows	$1,120,726	$986,831	$1,103,459	$1,807,255
Restricted cash in all periods presented principally consists of cash held in escrow related to the funded pension plan in the United Kingdom at People Inc.

PEOPLE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table presents the cash and cash equivalents by geographic location:

	June 30, 2026	December 31, 2025	June 30, 2025	December 31, 2024
	(In thousands)
Cash and cash equivalents at People Inc.:
United States	$307,772	$261,904	$241,477	$230,436
All other countries	22,496	22,414	21,258	19,491
Total cash and cash equivalents at People Inc.	330,268	284,318	262,735	249,927

Cash and cash equivalents at entities excluding People Inc.
United States	780,272	653,480	799,224	1,086,888
All other countries	2,468	3,513	14,985	26,732
Total cash and cash equivalents at entities excluding People Inc.	782,740	656,993	814,209	1,113,620

Total cash and cash equivalents	$1,113,008	$941,311	$1,076,944	$1,363,547
Credit Losses
The following table presents the changes in the allowance for credit losses:

	Six Months Ended June 30,
	2026	2025
	(In thousands)
Balance at January 1	$8,706	$6,677
Current period provision for credit losses	2,695	1,915
Write-offs charged against the allowance	(6,175)	(2,981)
Recoveries collected	19	53
Balance at June 30	$5,245	$5,664
Accumulated Depreciation and Amortization
The following table provides the accumulated depreciation and amortization within the balance sheet:

Asset Category	June 30, 2026	December 31, 2025
	(In thousands)
Buildings, equipment, leasehold improvements and capitalized software	$202,259	$189,604
Intangible assets	$665,478	$636,394

PEOPLE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Other income, net

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Interest income	$9,103	$11,176	$18,632	$25,533
Gain on sale of an unutilized domain name	—	—	7,500	—
Net downward adjustments to the carrying value of equity securities without readily determinable fair values and net gains on sales of investments and businesses	—	(11,219)	(4,574)	(18,845)
Other	1,449	2,839	3,072	3,740
Other income, net	$10,552	$2,796	$24,630	$10,428

NOTE 11—CONTINGENCIES
In the ordinary course of business, the Company is subject to various lawsuits and other contingent matters. The Company establishes accruals for specific legal and other matters when it determines that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable. Management has also identified certain legal and other matters where it believes an unfavorable outcome is not probable and, therefore, no accrual is established. Although management currently believes that resolving claims against the Company, including claims where an unfavorable outcome is reasonably possible, and for which the Company cannot estimate a loss or range of loss, will not have a material impact on the liquidity, results of operations or financial condition of the Company, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future. The Company also evaluates other contingent matters, including unrecognized tax benefits and non-income tax contingencies, to assess the likelihood of an unfavorable outcome and estimated extent of potential loss. It is possible that an unfavorable outcome of one or more of these lawsuits or other contingencies could have a material impact on the liquidity, results of operations and/or financial condition of the Company. See “Note 8—Income Taxes” for information related to unrecognized tax benefits.
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

PEOPLE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Disputed Gain on Real Estate Transaction
On October 24, 2025, the Company received an adverse jury verdict in a lawsuit related to the allocation of a gain recorded in 2015 related to a real estate transaction. The original gain was $34.3 million and was initially recorded as a non-operating gain in “Other income, net” in the year ended December 31, 2015. The proceeds have been and continue to be held in escrow since the transaction occurred in 2015. The total amount held in escrow at June 30, 2026 and December 31, 2025 was $39.0 million and $38.3 million, respectively. The Company recorded a net non-operating loss of $19.2 million in “Other income, net” in the statement of operations in the latter half of 2025 following this verdict and the subsequent court ruling that plaintiffs were not entitled to statutory prejudgment interest. The amounts held in escrow, net of the portion allocable to the plaintiffs, at June 30, 2026 and December 31, 2025 of $19.4 million and $19.0 million, respectively, are included in “Other current assets” in the balance sheet. The Company’s motion before the trial court to set aside the jury’s verdict remains pending.
NOTE 12—RELATED PARTY TRANSACTIONS
People Incorporated and Expedia Group
At June 30, 2026, the Company and Expedia Group each have a 50% ownership interest in two aircraft that may be used by both companies. Members of the aircraft flight crews are employed by an entity in which the Company and Expedia Group each have a 50% ownership interest. Historically, the Company and Expedia Group allocated fixed costs, including flight crew compensation and benefits, 50% to each company and shared variable costs pro-rata according to each company’s respective usage of the aircraft, for which they were separately billed by the entity described above. In December of 2025, the Company and Expedia Group amended their cost sharing arrangement to reflect the allocation of all costs on a pro-rata basis according to each company’s respective usage of the aircraft, with the exception of costs related to flights taken by Mr. Diller, of which each of the Company and Expedia Group continue to be responsible for 50%. The Company and Expedia Group are related parties because Mr. Diller serves as Chairman and Senior Executive of both the Company and Expedia Group. For both the three and six months ended June 30, 2026 and 2025, the payments made to this entity by the Company were not material.
Expedia Group has had the use of an aircraft owned 100% by a subsidiary of the Company on a cost basis until the sale of such aircraft during the fourth quarter of 2025. For the three and six months ended June 30, 2025, the payments made by Expedia Group to the Company pursuant to this arrangement were not material.
During the fourth quarter of 2025, the Company and Expedia Group entered into an arrangement to share security costs for Mr. Diller, with each company responsible for 50% of such costs. For the three and six months ended June 30, 2026, amounts pursuant to this arrangement were not material.
Expedia Group occupies office space in the Company’s New York City headquarters building. The total payments pursuant to this lease agreement, which expires September 2029, are not material.
Voting Agreements
On April 3, 2026, the Company entered into the MGM Voting Agreement. See “Note 2—Financial Instruments and Fair Value Measurements” for additional information.
On June 22, 2026, the Company entered into the Diller Voting Agreement. See “Note 4—Shareholders' Equity” for additional information.

PEOPLE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 13—DISCONTINUED OPERATIONS

The Company ceased operations of its Search segment after the expiration of the Services Agreement during the second quarter of 2026 and completed the sale of Care.com on March 16, 2026 and the Distribution of Angi on March 31, 2025. As a result of these events, Search, Care.com and Angi are presented as discontinued operations within the Company’s consolidated financial statements for all periods prior to these transactions. See “Note 1—The Company and Summary of Significant Accounting Policies” for additional information.
The components of assets and liabilities reflected as discontinued operations in the balance sheet consists of the following:

	June 30, 2026	December 31, 2025
	Search	Care.com	Search	Total
		(In thousands)
Current assets
Cash and cash equivalents	$—	$18,900	$—	$18,900
Accounts receivable, net	—	32,197	6,809	39,006
Other current assets	1,743	33,536	4,274	37,810
Total current assets of discontinued operations	$1,743	$84,633	$11,083	$95,716

Non-current assets
Capitalized software, leasehold improvements and equipment, net	$—	$2,999	$—	$2,999
Goodwill	—	283,445	—	283,445
Intangible assets, net	—	71,479	—	71,479
Deferred income taxes	—	64,309	—	64,309
Other non-current assets	—	4,727	2,436	7,163
Total non-current assets of discontinued operations	$—	$426,959	$2,436	$429,395

Current liabilities
Accounts payable, trade	$219	$635	$7,025	$7,660
Deferred revenue	—	31,289	—	31,289
Accrued expenses and other current liabilities	3,786	44,723	12,442	57,165
Total current liabilities of discontinued operations	$4,005	$76,647	$19,467	$96,114

Non-current liabilities
Deferred income taxes	$—	$4,167	$—	$4,167
Other non-current liabilities	—	4,490	—	4,490
Total non-current liabilities of discontinued operations	$—	$8,657	$—	$8,657

PEOPLE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The components of earnings from discontinued operations in the statement of operations consists of the following:

Three Months Ended June 30, 2026
Search
(In thousands)
Revenue	$357
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	387
Selling and marketing expense	37
General and administrative expense	598
Product development expense	113
Total operating costs and expenses	1,135
Operating loss from discontinued operations	(778)
Other expense, net	(2)
Loss from discontinued operations before income taxes	(780)
Income tax provision	(3,459)
Loss from discontinued operations, net of income taxes	$(4,239)

	Six months ended June 30, 2026
	Care.com	Search	Angi	Total
	(In thousands)
Revenue	$73,559	$17,453	$—	$91,012
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	15,818	8,219	—	24,037
Selling and marketing expense	20,301	10,834	—	31,135
General and administrative expense(a)	14,217	2,251	(1,460)	15,008
Product development expense	10,389	5,177	—	15,566
Depreciation	250	—	—	250
Amortization of intangibles	596	—	—	596
Total operating costs and expenses	61,571	26,481	(1,460)	86,592
Operating income (loss) from discontinued operations	11,988	(9,028)	1,460	4,420
Other (expense) income, net	(324)	8	—	(316)
Earnings (loss) from discontinued operations before income taxes	11,664	(9,020)	1,460	4,104
Income tax (provision) benefit	(5,555)	2,011	(344)	(3,888)
Earnings (loss) from discontinued operations, net of income taxes	$6,109	$(7,009)	$1,116	$216
_____________________
(a)    Angi represents $1.5 million related to non-income taxes with a corresponding adjustment to additional paid-in-capital, following the repeal of Canada’s digital service tax in the first quarter of 2026.

PEOPLE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three months ended June 30, 2025
	Care.com	Search	Total
	(In thousands)
Revenue	$81,992	$61,690	$143,682
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	19,332	21,853	41,185
Selling and marketing expense	25,534	30,677	56,211
General and administrative expense	19,011	1,833	20,844
Product development expense	13,454	2,216	15,670
Depreciation	712	—	712
Amortization of intangibles	990	—	990
Total operating costs and expenses	79,033	56,579	135,612
Operating income from discontinued operations	2,959	5,111	8,070
Other income (expense), net	33	(3)	30
Earnings from discontinued operations before income taxes	2,992	5,108	8,100
Income tax benefit (provision)	19,668	(8,349)	11,319
Earnings (loss) from discontinued operations, net of income taxes	$22,660	$(3,241)	$19,419

	Six months ended June 30, 2025
	Care.com	Search	Angi	Intersegment Eliminations	Total
	(In thousands)
Revenue	$170,813	$132,019	$245,913	$(19)	$548,726
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	37,300	53,038	13,015	—	103,353
Selling and marketing expense	49,079	62,322	118,541	—	229,942
General and administrative expense(b)	38,357	3,889	56,983	(19)	99,210
Product development expense	27,925	4,639	27,087	—	59,651
Depreciation	1,417	—	9,948	—	11,365
Amortization of intangibles	2,105	—	—	—	2,105
Total operating costs and expenses	156,183	123,888	225,574	(19)	505,626
Operating income from discontinued operations	14,630	8,131	20,339	—	43,100
Interest expense	—	—	(5,044)	—	(5,044)
Other income (expense), net	89	(3)	4,828	—	4,914
Earnings from discontinued operations before income taxes	14,719	8,128	20,123	—	42,970
Income tax benefit (provision)	36,421	(20,634)	(4,829)	—	10,958
Earnings (loss) from discontinued operations, net of income taxes	$51,140	$(12,506)	$15,294	$—	$53,928

_____________________
(b)    Includes the reversal of $10.2 million in stock-based compensation expense that was previously recognized by Angi with respect to restricted shares.

PEOPLE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 14—PEOPLE INC. FINANCIAL INFORMATION

As mentioned above, People Inc., the borrower under the Term Loans and 2032 Notes, is required to provide certain financial information. This requirement can be met by providing the Company’s consolidated financial statements presented as of and for the applicable periods then ended with a reconciliation to the consolidated balance sheet, statement of operations and comprehensive operations and statement of cash flows of People Inc. on a standalone basis and the consolidated statement of shareholder’s equity of People Inc. on a standalone basis. Presented below are the reconciliations of the Company’s (i) consolidated balance sheet as of June 30, 2026 and December 31, 2025, (ii) the related consolidated statement of operations and comprehensive operations and consolidated statement of cash flows for the three and six months ended June 30, 2026 and 2025 to the applicable financial information of People Inc. on a standalone basis by (1) excluding entities other than People Inc. and (2) including the applicable eliminations and reclassifications. Also presented are the consolidated statements of shareholder’s equity for People Inc. for the three and six months ended June 30, 2026 and 2025.

PEOPLE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

CONSOLIDATED BALANCE SHEET AT JUNE 30, 2026 AND DECEMBER 31, 2025 (Unaudited)

	June 30, 2026				December 31, 2025
	Consolidated People Incorporated	Less: Entities Excluding People Inc.	Eliminations and Reclassifications	People Inc.	Consolidated People Incorporated	Less: Entities Excluding People Inc.	Eliminations and Reclassifications	People Inc.
	(In thousands)
ASSETS
Cash and cash equivalents	$1,113,008	$(782,740)	$—	$330,268	$941,311	$(656,993)	$—	$284,318
Accounts receivable, net	329,373	(8,188)	—	321,185	409,809	(8,914)	—	400,895
Other current assets	107,588	(48,592)	—	58,996	97,913	(43,733)	—	54,180
Current assets of discontinued operations	1,743	(1,743)	—	—	95,716	(95,716)	—	—
Total current assets	1,551,712	(841,263)	—	710,449	1,544,749	(805,356)	—	739,393

Buildings, land, equipment, leasehold improvements and capitalized software, net	288,995	(176,139)	—	112,856	284,394	(179,882)	—	104,512
Goodwill	1,507,959	(2,534)	—	1,505,425	1,508,030	(2,533)	—	1,505,497
Intangible assets, net of accumulated amortization	357,747	—	—	357,747	394,381	—	—	394,381
Investment in MGM Resorts International	3,194,777	(3,194,777)	—	—	2,401,858	(2,401,858)	—	—
Long-term investments	404,628	(404,628)	—	—	409,240	(409,240)	—	—
Other non-current assets	214,126	(34,181)	54,063	234,008	222,870	(67,948)	97,336	252,258
People Incorporated's investment in People Inc.	—	(1,653,674)	1,653,674	—	—	(1,655,926)	1,655,926	—
Non-current assets of discontinued operations	—	—	—	—	429,395	(429,395)	—	—
TOTAL ASSETS	$7,519,944	$(6,307,196)	$1,707,737	$2,920,485	$7,194,917	$(5,952,138)	$1,753,262	$2,996,041

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Current portion of long-term debt	$24,500	$—	$—	$24,500	$24,500	$—	$—	$24,500
Accounts payable, trade	32,225	(2,080)	—	30,145	29,859	(1,633)	—	28,226
Deferred revenue	17,366	(2,728)	—	14,638	19,026	(1,964)	—	17,062

PEOPLE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	June 30, 2026				December 31, 2025
	Consolidated People Incorporated	Less: Entities Excluding People Inc.	Eliminations and Reclassifications	People Inc.	Consolidated People Incorporated	Less: Entities Excluding People Inc.	Eliminations and Reclassifications	People Inc.
Accrued expenses and other current liabilities	342,308	(49,339)	9,164	302,133	391,368	(53,857)	5,778	343,289
Current liabilities of discontinued operations	4,005	(4,005)	—	—	96,114	(96,114)	—	—
Total current liabilities	420,404	(58,152)	9,164	371,416	560,867	(153,568)	5,778	413,077

Long-term debt, net	1,390,218	—	—	1,390,218	1,401,324	—	—	1,401,324
Deferred income taxes	372,961	(427,024)	54,063	—	208,624	(305,960)	97,336	—
Other long-term liabilities	206,237	(9,178)	—	197,059	226,422	(13,157)	—	213,265
Non-current liabilities of discontinued operations	—	—	—	—	8,657	(8,657)	—	—
Intercompany due from People Inc. to People Incorporated	—	11,522	(11,522)	—	—	8,135	(8,135)	—

Redeemable noncontrolling interests	12,236	(12,236)	—	—	25,264	(25,264)	—	—

Commitments and contingencies

SHAREHOLDERS' EQUITY:
Common stock	8	(8)	3	3	8	(8)	3	3
Class B common stock	1	(1)	—	—	1	(1)	—	—
Additional paid-in-capital	6,008,443	(6,008,443)	1,568,352	1,568,352	5,959,692	(5,959,692)	1,570,603	1,570,603
Accumulated deficit	(208,031)	(472,446)	87,677	(592,800)	(643,000)	(32,465)	87,677	(587,788)
Accumulated other comprehensive loss	(13,763)	—	—	(13,763)	(11,842)	(2,601)	—	(14,443)
Treasury stock	(704,277)	704,277	—	—	(571,032)	571,032	—	—
Total shareholders' equity	5,082,381	(5,776,621)	1,656,032	961,792	4,733,827	(5,423,735)	1,658,283	968,375
Noncontrolling interests	35,507	(35,507)	—	—	29,932	(29,932)	—	—
Total shareholders' equity	5,117,888	(5,812,128)	1,656,032	961,792	4,763,759	(5,453,667)	1,658,283	968,375
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$7,519,944	$(6,307,196)	$1,707,737	$2,920,485	$7,194,917	$(5,952,138)	$1,753,262	$2,996,041

PEOPLE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2026 AND 2025 (Unaudited)

	Three Months Ended June 30, 2026				Three Months Ended June 30, 2025
	Consolidated People Incorporated	Less: Entities Excluding People Inc.	Eliminations and Reclassifications	People Inc.	Consolidated People Incorporated	Less: Entities Excluding People Inc.	Eliminations and Reclassifications	People Inc.
	(In thousands)
Revenue	$436,736	$(20,049)	$—	$416,687	$443,247	$(15,877)	$—	$427,370
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	156,535	(3,745)	21	152,811	160,786	(2,576)	8	158,218
Selling and marketing expense	120,706	(5,817)	—	114,889	129,613	(5,463)	—	124,150
General and administrative expense	113,548	(53,400)	(21)	60,127	96,497	(44,797)	(8)	51,692
Product development expense	33,686	(3,218)	—	30,468	34,157	(3,265)	—	30,892
Depreciation	7,504	(1,945)	—	5,559	7,268	(2,047)	—	5,221
Amortization of intangibles	19,044	—	—	19,044	22,418	—	—	22,418
Total operating costs and expenses	451,023	(68,125)	—	382,898	450,739	(58,148)	—	392,591
Operating (loss) income	(14,287)	48,076	—	33,789	(7,492)	42,271	—	34,779
Interest expense	(25,865)	—	—	(25,865)	(37,167)	—	—	(37,167)
Unrealized gain on investment in MGM Resorts International	721,682	(721,682)	—	—	307,437	(307,437)	—	—
Other income, net	10,552	(8,514)	—	2,038	2,796	(811)	—	1,985
Earnings (loss) from continuing operations before income taxes	692,082	(682,120)	—	9,962	265,574	(265,977)	—	(403)
Income tax (provision) benefit	(177,347)	174,713	—	(2,634)	(74,360)	64,658	—	(9,702)
Net earnings (loss) from continuing operations	514,735	(507,407)	—	7,328	191,214	(201,319)	—	(10,105)
Loss on the sale of Care.com, net of income taxes	(2,657)	2,657	—	—	—	—	—	—
(Loss) earnings from discontinued operations, net of income taxes	(4,239)	4,239	—	—	19,419	(19,419)	—	—
Net earnings (loss)	507,839	(500,511)	—	7,328	210,633	(220,738)	—	(10,105)
Net (earnings) loss attributable to noncontrolling interests	(988)	988	—	—	819	(819)	—	—
Net earnings (loss) attributable to shareholders	506,851	(499,523)	—	7,328	211,452	(221,557)	—	(10,105)

PEOPLE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended June 30, 2026				Three Months Ended June 30, 2025
	Consolidated People Incorporated	Less: Entities Excluding People Inc.	Eliminations and Reclassifications	People Inc.	Consolidated People Incorporated	Less: Entities Excluding People Inc.	Eliminations and Reclassifications	People Inc.
Other comprehensive income (loss)(a)	291	(1)	—	290	(109)	(734)	—	(843)
Comprehensive income (loss) attributable to shareholders	$507,142	$(499,524)	$—	$7,618	$211,343	$(222,291)	$—	$(10,948)

Stock-based compensation expense by function:
Cost of revenue	$264	$—	$—	$264	$439	$—	$—	$439
Selling and marketing expense	684	(61)	—	623	905	(105)	—	800
General and administrative expense	33,397	(26,874)	—	6,523	16,061	(10,800)	—	5,261
Product development expense	652	(78)	—	574	905	(202)	—	703
Total stock-based compensation expense	$34,997	$(27,013)	$—	$7,984	$18,310	$(11,107)	$—	$7,203
_____________________
(a)    The three months ended June 30, 2026 and 2025 for People Inc. include $0.6 million and $(0.8) million of change in net unrealized gains (losses) on interest rate swaps, respectively, and $(0.3) million and less than $(0.1) million of change in foreign currency translation adjustment, respectively.

PEOPLE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025 (Unaudited)

	Six Months Ended June 30, 2026				Six Months Ended June 30, 2025
	Consolidated People Incorporated	Less: Entities Excluding People Inc.	Eliminations and Reclassifications	People Inc.	Consolidated People Incorporated	Less: Entities Excluding People Inc.	Eliminations and Reclassifications	People Inc.
	(In thousands)
Revenue	$842,533	$(40,127)	$10	$802,416	$854,604	$(34,164)	$1	$820,441
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	308,476	(7,928)	58	300,606	316,917	(5,829)	21	311,109
Selling and marketing expense	242,938	(11,881)	—	231,057	255,338	(11,368)	—	243,970
General and administrative expense	216,002	(100,409)	(48)	115,545	137,918	(70,251)	(20)	67,647
Product development expense	68,318	(6,315)	—	62,003	67,475	(6,976)	—	60,499
Depreciation	14,818	(3,891)	—	10,927	18,509	(4,115)	—	14,394
Amortization of intangibles	38,084	—	—	38,084	44,836	—	—	44,836
Total operating costs and expenses	888,636	(130,424)	10	758,222	840,993	(98,539)	1	742,455
Operating (loss) income	(46,103)	90,297	—	44,194	13,611	64,375	—	77,986
Interest expense	(51,723)	—	—	(51,723)	(65,481)	—	—	(65,481)
Unrealized gain (loss) on investment in MGM Resorts International	755,687	(755,687)	—	—	(16,828)	16,828	—	—
Other income, net	24,630	(19,478)	—	5,152	10,428	(5,435)	—	4,993
Earnings (loss) from continuing operations before income taxes	682,491	(684,868)	—	(2,377)	(58,270)	75,768	—	17,498
Income tax (provision) benefit	(167,238)	164,603	—	(2,635)	407	(18,768)	—	(18,361)
Net earnings (loss) from continuing operations	515,253	(520,265)	—	(5,012)	(57,863)	57,000	—	(863)
Loss on the sale of Care.com, net of income taxes	(78,300)	78,300	—	—	—	—	—	—
(Loss) earnings from discontinued operations, net of income taxes	216	(216)	—	—	53,928	(53,928)	—	—
Net earnings (loss)	437,169	(442,181)	—	(5,012)	(3,935)	3,072	—	(863)
Net earnings attributable to noncontrolling interests	(2,200)	2,200	—	—	(1,418)	1,418	—	—
Net earnings (loss) attributable to People Incorporated shareholders	434,969	(439,981)	—	(5,012)	(5,353)	4,490	—	(863)

PEOPLE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Six Months Ended June 30, 2026				Six Months Ended June 30, 2025
	Consolidated People Incorporated	Less: Entities Excluding People Inc.	Eliminations and Reclassifications	People Inc.	Consolidated People Incorporated	Less: Entities Excluding People Inc.	Eliminations and Reclassifications	People Inc.
	(In thousands)
Other comprehensive (loss) income(b)	(1,921)	2,601	—	680	672	(3,390)	—	(2,718)
Comprehensive income (loss) attributable to shareholders	$433,048	$(437,380)	$—	$(4,332)	$(4,681)	$1,100	$—	$(3,581)

Stock-based compensation expense by function:
Cost of revenue	$528	$—	$—	$528	$774	$—	$—	$774
Selling and marketing expense	1,623	(467)	—	1,156	1,581	(219)	—	1,362
General and administrative expense	47,746	(33,980)	—	13,766	(6,845)	16,321	—	9,476
Product development expense	1,512	(288)	—	1,224	1,410	(326)	—	1,084
Total stock-based compensation expense	$51,409	$(34,735)	$—	$16,674	$(3,080)	$15,776	$—	$12,696
_____________________
(b)    The six months ended June 30, 2026 and 2025 for People Inc. include $1.7 million and $(2.6) million of change in net unrealized gains (losses) on interest rate swaps, respectively, and $(1.0) million and $(0.1) million of change in foreign currency translation adjustment, respectively.

PEOPLE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025 (Unaudited)

	Six Months Ended June 30, 2026				Six Months Ended June 30, 2025
	Consolidated People Incorporated	Less: Entities Excluding People Inc.	Eliminations and Reclassifications	People Inc.	Consolidated People Incorporated	Less: Entities Excluding People Inc.	Eliminations and Reclassifications	People Inc.
	(In thousands)
Cash flows from operating activities attributable to continuing operations:
Net earnings (loss)	$437,169	$(442,181)	$—	$(5,012)	$(3,935)	$3,072	$—	$(863)
Less: Loss on the sale of Care.com, net of income taxes	(78,300)	78,300	—	—	—	—	—	—
Less: Earnings from discontinued operations, net of income taxes	216	(216)	—	—	53,928	(53,928)	—	—
Net earnings (loss) attributable to continuing operations	515,253	(520,265)	—	(5,012)	(57,863)	57,000	—	(863)
Adjustments to reconcile net earnings (loss) attributable to continuing operations to net cash provided by (used in) operating activities attributable to continuing operations:
Unrealized (gain) loss on investment in MGM Resorts International	(755,687)	755,687	—	—	16,828	(16,828)	—	—
Gain on sale of an unutilized domain name	(7,500)	7,500	—	—	—	—	—	—
Deferred income taxes	166,700	(165,586)	—	1,114	(2,638)	18,450	—	15,812
Stock-based compensation expense	51,409	(34,735)	—	16,674	(3,080)	15,776	—	12,696
Amortization of intangibles	38,084	—	—	38,084	44,836	—	—	44,836
Non-cash lease expense (including right-of-use asset impairments)	15,131	(384)	—	14,747	17,039	(517)	—	16,522
Depreciation	14,818	(3,891)	—	10,927	18,509	(4,115)	—	14,394
Net downward adjustments to the carrying value of equity securities without readily determinable fair values and net gains on sales of investments and businesses	4,574	(4,574)	—	—	18,845	(18,845)	—	—
Net gains on amendments and early terminations of lease agreements	—	—	—	—	(36,104)	—	—	(36,104)
Other adjustments, net	2,975	2,215	—	5,190	8,718	2,616	—	11,334
Changes in assets and liabilities, net of effects of dispositions:

PEOPLE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Six Months Ended June 30, 2026				Six Months Ended June 30, 2025
	Consolidated People Incorporated	Less: Entities Excluding People Inc.	Eliminations and Reclassifications	People Inc.	Consolidated People Incorporated	Less: Entities Excluding People Inc.	Eliminations and Reclassifications	People Inc.
Accounts receivable	77,453	(457)	—	76,996	67,240	(59)	—	67,181
Other assets	(267)	(2,847)	—	(3,114)	(26,508)	25,985	—	(523)
Operating lease liabilities	(23,355)	1,036	—	(22,319)	(63,873)	612	—	(63,261)
Accounts payable and other liabilities	(40,000)	3,280	3,827	(32,893)	(29,049)	(23,054)	1,731	(50,372)
Income taxes payable and receivable	(1,421)	1,880	—	459	(2,151)	(13,910)	—	(16,061)
Deferred revenue	(2,535)	(673)	—	(3,208)	(5,198)	(475)	—	(5,673)
Net cash provided by (used in) operating activities attributable to continuing operations	55,632	38,186	3,827	97,645	(34,449)	42,636	1,731	9,918
Cash flows from investing activities attributable to continuing operations:
Capital expenditures	(19,148)	147	—	(19,001)	(8,156)	422	—	(7,734)
Net proceeds from the sale of Care.com	295,697	(295,697)	—	—	—	—	—	—
Purchase of MGM Resorts International common shares	(37,232)	37,232	—	—	—	—	—	—
Allocation of Angi Inc.'s cash in the Distribution	—	—	—	—	(386,563)	386,563	—	—
Proceeds from the sale of an unutilized domain name	7,500	(7,500)	—	—	—	—	—	—
Net proceeds from the sales of investments and businesses	38	(38)	—	—	9,856	(9,856)	—	—
Proceeds from the sale of a portion of the retirement investment fund	—	—	—	—	8,485	—	—	8,485
Other, net	2,643	(2,399)	—	244	2,806	(2,804)	—	2
Net cash provided by (used in) investing activities attributable to continuing operations	249,498	(268,255)	—	(18,757)	(373,572)	374,325	—	753
Cash flows from financing activities attributable to continuing operations:
Principal payments on the Term Loans	(12,250)	—	—	(12,250)	(1,425,773)	—	—	(1,425,773)
Net proceeds from the Term Loans refinancing	—	—	—	—	991,451	—	—	991,451
Proceeds from the issuance of the 2032 Notes	—	—	—	—	400,000	—	—	400,000

PEOPLE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Six Months Ended June 30, 2026				Six Months Ended June 30, 2025
	Consolidated People Incorporated	Less: Entities Excluding People Inc.	Eliminations and Reclassifications	People Inc.	Consolidated People Incorporated	Less: Entities Excluding People Inc.	Eliminations and Reclassifications	People Inc.
Debt issuance and deferred financing costs	—	—	—	—	(9,916)	—	—	(9,916)
Contributions from the Company to People Inc.	—	—	—	—	—	—	80,000	80,000
Withholding taxes paid on behalf of employees on net settled stock-based awards	(19,453)	9,987	—	(9,466)	(54,645)	41,352	—	(13,293)
Purchases of treasury stock	(133,252)	133,252	—	—	(200,000)	200,000	—	—
Reimbursement from People Inc. to People Incorporated for the settlement of equity awards held by employees	—	—	(10,113)	(10,113)	—	—	(20,324)	(20,324)
Distributions from Angi Inc. pursuant to the tax sharing agreement	8,491	(8,491)	—	—	—	—	—	—
Intercompany between People Incorporated and People Inc.	—	(6,286)	6,286	—	—	61,407	(61,407)	—
Other, net	(2,322)	2,328	—	6	249	(249)	—	—
Net cash (used in) provided by financing activities attributable to continuing operations	(158,786)	130,790	(3,827)	(31,823)	(298,634)	302,510	(1,731)	2,145
Total cash provided by (used in) continuing operations	146,344	(99,279)	—	47,065	(706,655)	719,471	—	12,816
Net cash (used in) provided by operating activities attributable to discontinued operations	(10,625)	10,625	—	—	28,999	(28,999)	—	—
Net cash used in investing activities attributable to discontinued operations	(48)	48	—	—	(13,349)	13,349	—	—
Net cash used in financing activities attributable to discontinued operations	—	—	—	—	(14,401)	14,401	—	—
Total cash (used in) provided by discontinued operations	(10,673)	10,673	—	—	1,249	(1,249)	—	—
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(1,776)	518	—	(1,258)	1,610	(925)	—	685

PEOPLE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Six Months Ended June 30, 2026				Six Months Ended June 30, 2025
	Consolidated People Incorporated	Less: Entities Excluding People Inc.	Eliminations and Reclassifications	People Inc.	Consolidated People Incorporated	Less: Entities Excluding People Inc.	Eliminations and Reclassifications	People Inc.
Net increase (decrease) in cash and cash equivalents and restricted cash	133,895	(88,088)	—	45,807	(703,796)	717,297	—	13,501
Cash and cash equivalents and restricted cash at beginning of period	986,831	(694,652)	—	292,179	1,807,255	(1,550,133)	—	257,122
Cash and cash equivalents and restricted cash at end of period	$1,120,726	$(782,740)	$—	$337,986	$1,103,459	$(832,836)	$—	$270,623

PEOPLE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

PEOPLE INC. CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 (Unaudited)

	Common Stock (500,000 shares authorized)		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Shareholder's Equity
	$0.01 par value
	$	Shares
	(In thousands, except share count)
Balance at March 31, 2026	$3	317,570	$1,561,633	$(600,128)	$(14,053)	$947,455
Net earnings	—	—	—	7,328	—	7,328
Other comprehensive income	—	—	—	—	290	290
Stock-based compensation expense	—	—	7,984	—	—	7,984
Withholding taxes paid on behalf of employees on net settled stock-based awards	—	—	(525)	—	—	(525)
Reimbursement from People Inc. to People Incorporated for settlement of equity awards held by employees	—	—	(740)	—	—	(740)
Balance at June 30, 2026	$3	317,570	$1,568,352	$(592,800)	$(13,763)	$961,792

	Common Stock (500,000 shares authorized)		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Shareholder's Equity
	$0.01 par value
	$	Shares
	(In thousands, except share count)
Balance at December 31, 2025	$3	317,570	$1,570,603	$(587,788)	$(14,443)	$968,375
Net loss	—	—	—	(5,012)	—	(5,012)
Other comprehensive income	—	—	—	—	680	680
Stock-based compensation expense	—	—	16,674	—	—	16,674
Withholding taxes paid on behalf of employees on net settled stock-based awards	—	—	(9,466)	—	—	(9,466)
Reimbursement from People Inc. to People Incorporated for settlement of equity awards held by employees	—	—	(9,459)	—	—	(9,459)
Balance at June 30, 2026	$3	317,570	$1,568,352	$(592,800)	$(13,763)	$961,792

PEOPLE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

PEOPLE INC. CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 (Unaudited)

	Common Stock (500,000 shares authorized)		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholder's Equity
	$0.01 par value
	$	Shares
	(In thousands, except share count)
Balance at March 31, 2025	$3	317,570	$1,541,811	$(641,094)	$(12,563)	$888,157
Net loss	—	—	—	(10,105)	—	(10,105)
Other comprehensive loss	—	—	—	—	(843)	(843)
Stock-based compensation expense	—	—	7,203	—	—	7,203
Contribution from People Incorporated to People Inc.	—	—	80,000	—	—	80,000
Withholding taxes paid on behalf of employees on net settled stock-based awards	—	—	(2,864)	—	—	(2,864)
Reimbursement from People Inc. to People Incorporated for settlement of equity awards held by employees	—	—	(4,085)	—	—	(4,085)
Balance at June 30, 2025	$3	317,570	$1,622,065	$(651,199)	$(13,406)	$957,463

	Common Stock (500,000 shares authorized)		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholder's Equity
	$0.01 par value
	$	Shares
	(In thousands, except share count)
Balance at December 31, 2024	$3	317,570	$1,556,899	$(650,336)	$(10,688)	$895,878
Net loss	—	—	—	(863)	—	(863)
Other comprehensive loss	—	—	—	—	(2,718)	(2,718)
Stock-based compensation expense	—	—	12,696	—	—	12,696
Contribution from People Incorporated to People Inc.	—	—	80,000	—	—	80,000
Withholding taxes paid on behalf of employees on net settled stock-based awards	—	—	(13,293)	—	—	(13,293)
Reimbursement from People Inc. to People Incorporated for settlement of equity awards held by employees	—	—	(14,237)	—	—	(14,237)
Balance at June 30, 2025	$3	317,570	$1,622,065	$(651,199)	$(13,406)	$957,463

PEOPLE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 15—SUBSEQUENT EVENT

On August 3, 2026, the Company entered into agreements to sell its limited partner stake in a third-party fund to a group of private investors for approximately $189 million in aggregate. We expect the transaction to close in the third quarter of 2026.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL
Management Overview
On June 4, 2026, IAC Inc. changed its name to People Incorporated (NASDAQ: PPLI), which is the owner of publisher, People Inc. Group. People Incorporated also holds a significant minority stake in MGM Resorts International (“MGM”).
On June 30, 2026, Dotdash Meredith Inc. amended and restated its certificate of incorporation to change its name to People Inc. Group. As used herein, “People Inc.” refers to People Inc. Group.
As used herein, “People Incorporated,” the “Company,” “we,” “our,” “us” and other similar terms refer to People Incorporated and its subsidiaries (unless the context requires otherwise).
For a more detailed description of the Company’s operating businesses, see “Description of IAC Businesses” included in “Item 1—Business” to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “Annual Report”).
Proposed Acquisition of MGM
On June 1, 2026, the Company announced that it submitted a non-binding proposal to the board of directors of MGM to acquire all outstanding shares of MGM that the Company does not already own for $48.30 per share in cash. The Company reserves the right to withdraw or modify the proposal at any time, or to terminate discussions and negotiations at any time in our sole discretion. No legal obligation with respect to our proposal or any other matter will arise unless and until we have executed definitive transaction documentation with MGM.
Corporate Restructuring
On April 28, 2026, the Company initiated a plan to consolidate its corporate functions with those of People Inc. through a reduction in workforce, technology integrations and other cost-saving measures over the coming quarters (the “Plan”). The Plan is expected to be completed during the first quarter of 2027.
The total costs expected to be incurred in connection with the Plan are approximately $63.0 million, including approximately $14.0 million in severance and employee separation benefits, $48.0 million in stock-based compensation expense and $0.5 million in other costs related to the Plan. The total expected stock-based compensation expense includes approximately $32.0 million of expense associated with awards that were modified to vest in connection with the Plan and $16.0 million of expense associated with awards that accelerate based on the original terms of the award agreements. The estimates of the charges and expenditures that the Company expects to incur in connection with the Plan, and the timing thereof, are subject to a number of assumptions and actual amounts may differ materially from these estimates. In addition, the Company may incur other charges or cash expenditures not currently contemplated due to unanticipated events that may occur in connection with the implementation of the Plan.
During the three and six months ended June 30, 2026, the Company incurred $0.8 million and $11.1 million of severance and employee separation benefits, respectively, related to the Plan, net of reversals of$0.5 million of previously recorded accrued costs. During both the three and six months ended June 30, 2026, the Company incurred $25.8 million of stock-based compensation expense and $0.2 million of other costs related to the Plan. All charges related to the Plan are included in “General and administrative expense” in the statement of operations. At June 30, 2026, $11.1 million in severance and employee separation benefits is accrued related to the Plan, which is included in “Accrued expenses and other current liabilities” in the balance sheet.

As the Company moves away from its holding company structure and in connection with the Plan, Christopher Halpin will cease to serve as Executive Vice President (“EVP”), Chief Operating Officer and Chief Financial Officer (“CFO”) of the Company, and Kendall Handler will cease to serve as EVP and Chief Legal Officer of the Company, in each case, effective August 5, 2026 (the “Separation Effective Date”). Upon the Separation Effective Date, Neil Vogel, who served as Chief Executive Officer (“CEO”) of People Inc., will become CEO of the Company, and Timothy Quinn, who served as the CFO of People Inc., will become CFO of the Company. Mr. Halpin and Ms. Handler have each entered into employment transition agreements with the Company, each dated April 27, 2026, pursuant to which each executive will serve in their respective positions through the Separation Effective Date.
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
Discontinued Operations
Shutdown of Search Segment
On December 10, 2025, the Company received a notice of non-renewal (the “Notice”) from Google Inc. of the services agreement, dated October 26, 2015 and as subsequently amended (the “Services Agreement”). As a result of the Notice, the Services Agreement was due to expire on March 31, 2026; the Services Agreement was extended through April 30, 2026, at which point the Services Agreement expired. In connection with the expiration of the Services Agreement the Company ceased operations of its Search segment, which are presented as discontinued operations within the Company’s consolidated financial statements for all periods presented.
Sale of Care.com
On March 16, 2026, the Company completed the sale of its wholly-owned subsidiary, Care.com, for net proceeds of $300.2 million. In July 2026, the remaining $4.5 million of cash proceeds, which was held in escrow at June 30, 2026, was received by the Company. As a result of the transaction, the consolidated operations of Care.com are presented as discontinued operations within the Company’s consolidated financial statements for all periods prior to March 16, 2026.
Angi Inc. Distribution
On March 31, 2025, the Company completed the spin-off of Angi Inc. (“Angi”) by means of a special dividend (the “Distribution”) of all shares of Angi capital stock held by the Company to holders of its common stock and Class B common stock. Following the Distribution, the Company no longer owns any shares of Angi’s capital stock and Angi became an independent public company. As a result of the Distribution, the consolidated operations of Angi are presented as discontinued operations within the Company’s consolidated financial statements for all periods prior to March 31, 2025.

See “Note 13—Discontinued Operations” in the accompanying notes to the financial statements included in “Item 1—Consolidated Financial Statements” for additional information.

Defined Terms and Operating Metrics:
Unless otherwise indicated or as the context otherwise requires, certain terms used in this quarterly report, which include the principal operating metrics we use in managing our business, are defined below:
Businesses of the Company (for additional information see “Note 6—Segment Information” in the accompanying notes to the financial statements included in “Item 1—Consolidated Financial Statements”):
•People Inc. - one of the largest digital and print publishers in America and home to over 40 celebrated brands, including PEOPLE, Food & Wine, Travel + Leisure, InStyle, Better Homes & Gardens and Southern Living, attracting more than 175 million consumers each month. People Inc. has two operating segments: (i) Digital, which includes its digital, mobile and licensing operations; and (ii) Print, which includes its magazine subscription and newsstand operations;
•Emerging & Other - consists of:
•Vivian Health, a platform to efficiently connect healthcare professionals with job opportunities; and
•The Daily Beast, IAC Films and the operations of certain legacy businesses.
•People Inc.
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
Travel + Leisure
Operating Costs and Expenses:
•Cost of revenue (exclusive of depreciation) - consists primarily of compensation expense (including stock-based compensation expense) and other employee-related costs; production, distribution and editorial costs of the People Inc. Print segment; content costs; purchases of advertising inventory for advertising campaigns sold with People Inc.’s D/Cipher product; traffic acquisition costs, which include payment of amounts based on revenue share and other arrangements; and hosting fees.
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
Long-term debt - The Company’s long-term debt is solely the liability of People Inc. (For additional information see “Note 3—Long-term Debt” in the accompanying notes to the financial statements included in “Item 1—Consolidated Financial Statements”):
•Term Loan A-1 - due May 14, 2030. On May 14, 2025, People Inc. entered into the Incremental Assumption Agreement and Amendment No. 2 to the Credit Agreement (“Amendment No. 2”), which replaced $288.8 million of the then outstanding Term Loan A with $350 million of the Term Loan A-1 and provided for a new five-year $150 million revolving credit facility (“Revolving Facility”). At June 30, 2026 and December 31, 2025, the outstanding balance of the Term Loan A-1 was $332.5 million and $341.3 million, respectively, and bore interest at secured overnight financing rate (“SOFR”) plus 2.00%, or 5.65% and 5.73%, respectively. The Term Loan A-1 requires quarterly principal payments, which commenced September 30, 2025, of $4.4 million through December 31, 2027, $8.8 million thereafter through December 31, 2028 and $13.1 million thereafter through maturity.

•Term Loan B-2 - due June 16, 2032. On June 16, 2025, People Inc. completed the refinancing and replacement of its then outstanding $1.18 billion Term Loan B-1 with a combination of $700 million of the Term Loan B-2 and $400 million of the 7.625% Senior Secured Notes due June 15, 2032 (“2032 Notes”). At June 30, 2026 and December 31, 2025, the outstanding balance of the Term Loan B-2 was $696.5 million and $700.0 million, respectively, and bore interest at SOFR, subject to a minimum of 0.50%, plus 3.50%, or 7.12% and 7.37%, respectively, as the applicable margin was unchanged under the governing agreements. The Term Loan B-2 requires quarterly principal payments of $1.8 million, which commenced March 31, 2026 through maturity.
The Term Loan A, Term Loan A-1, Term Loan B-1 and Term Loan B-2 are collectively referred to herein as the “Term Loans.”
•2032 Notes - due June 15, 2032. At June 30, 2026 and December 31, 2025, the outstanding balance of the 2032 Notes was $400.0 million.
•Revolving Facility - is a revolving credit facility of $150 million, which expires on May 14, 2030. To date, People Inc. has never borrowed under its revolving credit facilities.
Non-GAAP financial measure:
•Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) - is a non-GAAP financial measure. Beginning with the second quarter of 2026, the Company revised its definition of Adjusted EBITDA to also exclude certain items that management believes are not representative of the Company’s core ongoing operating performance and certain items that affect comparability between periods. Adjusted EBITDA for prior periods has been recast to conform to the current period presentation. See “Principles of Financial Reporting” for the definition of Adjusted EBITDA and required non-GAAP reconciliations.

Results of Operations for the Three and Six Months Ended June 30, 2026 Compared to the Three and Six Months Ended June 30, 2025
The following discussion should be read in conjunction with “Item 1—Consolidated Financial Statements.”
See “Note 6—Segment Information” in the accompanying notes to the financial statements included in “Item 1—Consolidated Financial Statements” for revenue of the Company’s segments disaggregated by type of service.
Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	2026 Change		2026	2025	2026 Change
			$ Change	% Change			$ Change	% Change
	(Dollars in thousands)
People Inc.
Digital	$289,946	$273,999	$15,947	6%	$543,169	$508,519	$34,650	7%
Print	132,640	158,263	(25,623)	(16)%	270,477	321,533	(51,056)	(16)%
Intersegment eliminations	(5,899)	(4,892)	(1,007)	(21)%	(11,230)	(9,611)	(1,619)	(17)%
Total People Inc.	416,687	427,370	(10,683)	(2)%	802,416	820,441	(18,025)	(2)%
Emerging & Other	20,049	15,877	4,172	26%	40,127	34,164	5,963	17%
Intersegment eliminations	—	—	—	—%	(10)	(1)	(9)	NM
Total	$436,736	$443,247	$(6,511)	(1)%	$842,533	$854,604	$(12,071)	(1)%
_____________________
NM = Not meaningful

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	2026 Change		2026	2025	2026 Change
			$ Change	% Change			$ Change	% Change
	(Dollars in thousands)
Session-based	$164,581	$165,579	$(998)	(1)%	$315,059	$317,461	$(2,402)	(1)%
Non-session-based	125,365	108,420	16,945	16%	228,110	191,058	37,052	19%
Total Digital revenue	$289,946	273,999	$15,947	6%	$543,169	$508,519	$34,650	7%

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	Change	% Change	2026	2025	Change	% Change
Operating metrics:
People Inc.
Digital
Total Sessions (in millions)	1,891	2,444	(553)	(23)%	3,932	4,928	(996)	(20)%
Core Sessions (in millions)	1,707	2,202	(495)	(22)%	3,548	4,413	(865)	(20)%

For the three months ended June 30, 2026 compared to the three months ended June 30, 2025
•People Inc. revenue decreased $10.7 million, or 2%, to $416.7 million, despite the increase of $14.9 million, or 6%, from Digital, net of intersegment eliminations, due to a decrease of $25.6 million, or 16%, from Print.
◦The Digital increase was due primarily to increases of $8.9 million, or 23%, in Licensing and Other revenue and $6.7 million, or 12%, in Performance marketing revenue, net of intersegment eliminations, partially offset by a decrease of $0.6 million in Advertising revenue. The increase in Licensing and Other revenue was due primarily to improved performance of Apple News+ and content syndication partners and from the contribution of a content partnership with Meta that was signed in the fourth quarter of 2025. The increase in Performance marketing revenue was due primarily to an increase in affiliate commerce commission revenue due primarily to higher transaction volumes. Advertising revenue decreased slightly due primarily to lower premium programmatic volume, partially offset by direct-sold advertising growth primarily from the Health and Pharmaceuticals, Media and Entertainment and Beauty and Style categories, higher open programmatic advertising revenue, other Non-session-based revenue, including the contribution from the acquisition of Feedfeed, which was acquired in the fourth quarter of 2025, and increased contribution from the D/Cipher+ advertising product. Open programmatic advertising revenue increased due primarily to higher programmatic rates, partially offset by lower impression volumes driven by a 22% decline in Core Sessions, due primarily to the impact of the increasing prominence of Google AI Overviews on Google search sessions. The Company expects the increasing prominence of Google AI Overviews to continue to negatively impact Core Sessions and advertising revenue.
◦The Print decrease was due primarily to decreases of $15.2 million, or 21%, in subscription revenue, $7.1 million, or 19%, in advertising revenue, $1.7 million, or 11%, in project and other revenue and $1.2 million, or 5%, in newsstand revenue. The decreases in both subscription revenue and advertising revenue are due to ongoing portfolio optimization changes that resulted in a reduction in the number of issues sold in the current year compared to the prior year and the ongoing and continuing broader migration of audience from print to digital platforms. The decrease in project and other revenue was due primarily to fewer project-related contracts compared to the prior year. The decrease in newsstand revenue was due primarily to less favorable rates under a renewed contract with a wholesaler.
•Emerging & Other revenue increased $4.2 million, or 26%, to $20.0 million due primarily to increases of $3.0 million, or 53%, from The Daily Beast and $1.2 million, or 12%, from Vivian Health. The increase in revenue from The Daily Beast was driven by content licensing, advertising and subscription revenue growth. The increase in revenue from Vivian Health was due to higher subscription and usage revenue, due in part to the contribution from its AI Assistant subscription product launched in fourth quarter of 2025.

For the six months ended June 30, 2026 compared to the six months ended June 30, 2025
•People Inc. revenue decreased $18.0 million, or 2%, to $802.4 million, despite the increase of $33.0 million, or 7%, from Digital, net of intersegment eliminations, due to a decrease of $51.1 million, or 16%, from Print.
◦The Digital increase was due primarily to increases of $17.2 million, or 24%, in Licensing and Other revenue, $14.9 million, or 14%, in Performance marketing revenue, net of intersegment eliminations, and $0.9 million in advertising revenue. The increases in Licensing and Other revenue and Performance marketing revenue were due primarily to the factors described above in the three-month discussion. The increase in Performance marketing revenue was further impacted by the achievement of certain volume-related retailer incentive programs. The increase in advertising revenue was due primarily to growth in direct-sold premium advertising from the Health and Pharmaceuticals, Beauty and Style and Media and Entertainment categories, increased contribution from the D/Cipher+ advertising product and other Non-session-based revenue, partially offset by lower premium programmatic volume.
◦The Print decrease was due primarily to decreases of $28.1 million, or 19%, in subscription revenue, $14.7 million, or 20%, in advertising revenue, $4.1 million, or 13%, in project and other revenue and $2.7 million, or 20%, in performance marketing revenue. The decreases in subscription revenue, advertising revenue, and project and other revenue are all due, in part, to the factors described above in the three-month discussion. The decrease in performance marketing revenue was due to a decrease in renewals following the discontinuation of certain retail relationships.
•Emerging & Other revenue increased $6.0 million, or 17%, to $40.1 million due primarily to increases of $5.2 million, or 44%, from The Daily Beast and $2.1 million, or 10%, from Vivian Health, partially offset by a decrease in revenue of $1.4 million, or 74%, from IAC Films. The increase in revenue from The Daily Beast and Vivian Health was due primarily to the factors described above in the three-month discussion.
Cost of revenue (exclusive of depreciation shown separately below)

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	2026 Change		2026	2025	2026 Change
			$ Change	% Change			$ Change	% Change
	(Dollars in thousands)
Cost of revenue (exclusive of depreciation shown separately below)	$156,535	$160,786	$(4,251)	(3)%	$308,476	$316,917	$(8,441)	(3)%
As a percentage of revenue	36%	36%			37%	37%
For the three months ended June 30, 2026 compared to the three months ended June 30, 2025
Cost of revenue in 2026 decreased from 2025 due to a decrease of $5.4 million from People Inc., partially offset by an increase of $1.2 million from Emerging & Other.
•The People Inc. decrease was due to decreases of $4.7 million from Print and $0.7 million from Digital.
◦The Print decrease was due primarily to decreases of $3.1 million in production and distribution costs (paper, postage, printing and editorial) resulting from the planned reduction in the number of printed copies of certain publications and $1.5 million in compensation expense due primarily to a reduction in headcount.
◦The Digital decrease was due primarily to decreases of $2.0 million in content costs and $0.8 million related to the purchase of advertising inventory for advertising campaigns sold by a legacy business as it increases its use of D/Cipher technology, partially offset by an increase of $2.5 million in revenue share payments to third parties. The decrease in content costs resulted from lower advertising revenue and a decline in Core Sessions.
•The Emerging & Other increase was due primarily to an increase of $0.8 million from The Daily Beast resulting from increases in compensation expense of $0.4 million due primarily to higher headcount and $0.2 million in content costs.

For the six months ended June 30, 2026 compared to the six months ended June 30, 2025
Cost of revenue in 2026 decreased from 2025 due to a decrease of $10.5 million from People Inc., partially offset by an increase of $2.1 million from Emerging & Other.
•The People Inc. decrease was due primarily to a decrease of $10.7 million from Print due primarily to a decrease of $10.4 million in production and distribution costs (postage, paper, printing and editorial) and $1.6 million in compensation expense. The decrease in both production and distribution costs and compensation expense were due primarily to the factors described above in the three-month discussion.
•The Emerging & Other increase was due primarily to an increase of $1.3 million from The Daily Beast resulting from increases in compensation expense of $0.8 million due primarily to the factor described above in the three-month discussion and content costs of $0.3 million.
Selling and marketing expense

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	2026 Change		2026	2025	2026 Change
			$ Change	% Change			$ Change	% Change
	(Dollars in thousands)
Selling and marketing expense	$120,706	$129,613	$(8,907)	(7)%	$242,938	$255,338	$(12,400)	(5)%
As a percentage of revenue	28%	29%			29%	30%
For the three months ended June 30, 2026 compared to the three months ended June 30, 2025
Selling and marketing expense in 2026 decreased from 2025 due to a decrease of $9.3 million from People Inc. resulting from a decrease of $14.5 million from Print, net of intersegment eliminations, partially offset by an increase of $5.2 million from Digital.
•The Print decrease was due primarily to a decrease of $12.5 million in subscription acquisition costs due primarily to the on-going portfolio optimization changes that reduced the number of issues produced compared to the prior year.
•The Digital increase was due primarily to an increase of $4.1 million in advertising expense resulting from an increase in online marketing spend due primarily to an increase in paid affiliate commerce commission revenue.
For the six months ended June 30, 2026 compared to the six months ended June 30, 2025
Selling and marketing expense in 2026 decreased from 2025 due to a decrease of $12.9 million from People Inc. resulting from a decrease of $26.5 million from Print, net of intersegment eliminations, partially offset by an increase of $13.6 million from Digital.
•The Print decrease was due primarily to a decrease of $22.9 million in subscription acquisition costs due primarily to the factor described above in the three-month discussion.
•The Digital increase was due primarily to an increase of $11.3 million in advertising expense due primarily to the factor described above in the three-month discussion and a new initiative to improve sales channels.
General and administrative expense

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	2026 Change		2026	2025	2026 Change
			$ Change	% Change			$ Change	% Change
	(Dollars in thousands)
General and administrative expense	$113,548	$96,497	$17,051	18%	$216,002	$137,918	$78,084	57%
As a percentage of revenue	26%	22%			26%	16%

For the three months ended June 30, 2026 compared to the three months ended June 30, 2025
General and administrative expense in 2026 increased from 2025 due to increases of $17.7 million from Corporate and $8.4 million from People Inc., partially offset by a decrease of $9.0 million from Emerging & Other.
•The Corporate increase was due primarily to an increase in compensation expense of $19.6 million due primarily to an increase of $18.4 million in stock-based compensation expense and $0.8 million in severance and employee separation benefits resulting from the planned reduction in workforce as the Company consolidates its corporate functions with those of People Inc. The increase in stock-based compensation expense is due primarily to the acceleration and modification of stock-based awards related to the Plan. See “Corporate Restructuring” above for additional information on the reduction in workforce.
•The People Inc. increase was due primarily to increase of $4.7 million from Other (unallocated corporate costs) and $4.0 million from Digital.
◦The Other (unallocated corporate costs) increase was due primarily to $3.7 million in legal costs related to the antitrust litigation against Google and increase of $1.5 million in compensation expense due primarily to an increase in stock-based compensation expense.
◦The Digital increase was due primarily to $3.3 million in legal costs due to an accrual for a certain legal matter.
•The Emerging & Other decrease was due primarily to the inclusion in the prior year of $6.5 million in legal costs for litigation that concluded in the third quarter of 2025 related to a legacy business.
For the six months ended June 30, 2026 compared to the six months ended June 30, 2025
General and administrative expense in 2026 increased from 2025 due to increases of $47.9 million from People Inc. and $45.6 million from Corporate, partially offset by a decrease of $15.4 million from Emerging & Other.
•The People Inc. increase was due primarily to increases of $44.3 million from Other (unallocated corporate costs) and $4.0 million from Digital.
◦The Other (unallocated corporate costs) increase was due primarily to the inclusion in the prior year of a net gain of $36.2 million resulting from the amendment of a lease, which provided for the surrender of certain office space early and $5.9 million in legal costs due primarily to the antitrust litigation against Google and increase of $3.5 million in compensation expense resulting from an increase in stock-based compensation expense.
◦The Digital increase was due primarily to $3.5 million in legal costs due to an accrual for a certain legal matter.
•The Corporate increase was due primarily to increases in compensation expense of $45.2 million and legal costs of $2.7 million and $2.2 million in transaction-related costs related to the sale of Care.com on March 16, 2026, partially offset by $4.8 million in transaction-related costs in the prior year related to the Distribution. The increase in compensation expense was due primarily to an increase in stock-based compensation expense of $52.1 million, partially offset by a decrease of $5.4 million in severance and employee separation benefits. The increase in stock-based compensation expense was due primarily to the reversal in the prior year of $49.8 million of previously recognized expense related to the forfeiture of our former Chief Executive Officer’s (“CEO”) restricted stock award, which was forfeited on January 13, 2025, partially offset by $14.9 million of stock-based compensation expense related to the transfer of 5.0 million Class B shares of Angi held by the Company to our former CEO prior to the Distribution pursuant to his employment transition agreement (the “Employment Transition Agreement”), and the acceleration and modification of stock-based awards in the current year related to the planned reduction in workforce as the Company consolidates its corporate functions with those of People Inc. The decrease in severance and employee separation benefits is due primarily to $14.7 million in separation benefits in the prior year related to our former CEO under his Employment Transition Agreement and $2.3 million in severance and employee separation benefits related to other headcount reductions, partially offset by $11.1 million in severance and employee separation benefits in the current year related to the aforementioned planned reduction in workforce. See “Corporate Restructuring” above for additional information on the reduction in workforce.
•The Emerging & Other decrease was due primarily to the inclusion in the prior year of $12.7 million in legal costs as described above in the three-month discussion.

Product development expense

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	2026 Change		2026	2025	2026 Change
			$ Change	% Change			$ Change	% Change
	(Dollars in thousands)
Product development expense	$33,686	$34,157	$(471)	(1)%	$68,318	$67,475	$843	1%
As a percentage of revenue	8%	8%			8%	8%
For the three months ended June 30, 2026 compared to the three months ended June 30, 2025
Product development expense in 2026 decreased from 2025 due primarily to a decrease of $0.4 million from Digital at People Inc. due primarily to a decrease of $0.5 million in compensation expense resulting from an increase in wages being capitalized related to brand growth initiatives.
For the six months ended June 30, 2026 compared to the six months ended June 30, 2025
Product development expense in 2026 increased from 2025 due primarily to an increase of $1.5 million from People Inc., partially offset by a decrease of $0.7 million from Emerging & Other.
•The People Inc. increase was due primarily to $1.8 million from Digital due primarily to an increase of $1.4 million in software maintenance expense related to AI service costs.
•The Emerging & Other decrease was due primarily to a decrease of $0.3 million in compensation expense from Vivian Health resulting from a reduction in headcount in 2025.
Depreciation

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	2026 Change		2026	2025	2026 Change
			$ Change	% Change			$ Change	% Change
	(Dollars in thousands)
Depreciation	$7,504	$7,268	$236	3%	$14,818	$18,509	$(3,691)	(20)%
As a percentage of revenue	2%	2%			2%	2%
For the three months ended June 30, 2026 compared to the three months ended June 30, 2025
Depreciation in 2026 increased from 2025 due primarily to an increase of $0.3 million at People Inc. resulting from an increase in assets placed in service compared to the prior year period.
For the six months ended June 30, 2026 compared to the six months ended June 30, 2025
Depreciation in 2026 decreased from 2025 due primarily to a decrease of $3.5 million at People Inc. resulting from accelerated depreciation expense recognized in 2025 on certain leasehold improvements in connection with a lease amendment to surrender certain unoccupied office space, partially offset by an increase in assets placed in service compared to the prior year period.

Amortization of Intangibles

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	2026 Change		2026	2025	2026 Change
			$ Change	% Change			$ Change	% Change
	(Dollars in thousands)
Amortization of intangibles	$19,044	$22,418	$(3,374)	(15)%	$38,084	$44,836	$(6,752)	(15)%
As a percentage of revenue	4%	5%			5%	5%
For the three months ended June 30, 2026 compared to the three months ended June 30, 2025
Amortization of intangibles in 2026 decreased from 2025 at People Inc. due primarily to the accelerated amortization of certain usage-based intangible assets and lower expense due to certain intangible assets that became fully amortized in the prior year.
For the six months ended June 30, 2026 compared to the six months ended June 30, 2025
Amortization of intangibles in 2026 decreased from 2025 due primarily to the factors described above in the three-month discussion.
Operating income (loss)

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	2026 Change		2026	2025	2026 Change
			$ Change	% Change			$ Change	% Change
	(Dollars in thousands)
People Inc.
Digital	$48,740	$38,371	$10,369	27%	$76,567	$56,247	$20,320	36%
Print	4,539	10,905	(6,366)	(58)%	6,283	19,649	(13,366)	(68)%
Other	(19,490)	(14,497)	(4,993)	(34)%	(38,656)	2,090	(40,746)	NM
Total People Inc.	33,789	34,779	(990)	(3)%	44,194	77,986	(33,792)	(43)%
Emerging & Other	2,532	(9,221)	11,753	NM	5,403	(14,107)	19,510	NM
Corporate	(50,608)	(33,050)	(17,558)	(53)%	(95,700)	(50,268)	(45,432)	(90)%
Total	$(14,287)	$(7,492)	$(6,795)	(91)%	$(46,103)	$13,611	$(59,714)	NM

As a percentage of revenue	(3)%	(2)%			(5)%	2%

For the three months ended June 30, 2026 compared to the three months ended June 30, 2025
Operating loss increased $6.8 million, or 91%, to $14.3 million, despite the increase of $7.2 million in Adjusted EBITDA, described below, due primarily to increases of $16.7 million in stock-based compensation expense, $0.8 million in transaction-related costs, $0.4 million in restructuring costs, including certain severance and employee separation benefits, and $0.2 million in depreciation, partially offset by decreases of $3.4 million in amortization of intangibles and $0.5 million in litigation matters. The increase in stock-based compensation expense was due primarily to the acceleration and modification of stock-based awards related to the planned reduction in workforce as the Company consolidates its corporate functions with those of People Inc., partially offset by the reversal in the prior year of previously recognized expense related to the forfeiture of our former CEO restricted stock award, as described above under “General and administrative expense.” See “Corporate Restructuring” above for additional information on the reduction in workforce.
For the six months ended June 30, 2026 compared to the six months ended June 30, 2025
The operating loss in 2026 of $46.1 million compares to income of $13.6 million in 2025, representing a $59.7 million decline, despite the increase of $14.2 million in Adjusted EBITDA, described below, due primarily to an increase of $54.5 million in stock-based compensation expense, the inclusion in the prior year of $36.2 million in net gains from lease impairments, terminations and amendments and certain asset sales, and $1.6 million in transaction-related costs, partially offset by decreases of $6.8 million in amortization of intangibles, $5.2 million in restructuring costs, including certain severance and employee separation benefits, $3.7 million in depreciation and $2.2 million in litigation costs. Refer to the “General and administrative expense” discussion above for additional details on the net gains from lease impairments, terminations and amendments and certain asset sales, the increase in stock-based compensation, and the decrease in restructuring costs, including certain severance and employee separation benefits.
At June 30, 2026, there was $66.8 million of unrecognized stock-based compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 1.4 years.
Adjusted EBITDA

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	2026 Change		2026	2025	2026 Change
			$ Change	% Change			$ Change	% Change
	(Dollars in thousands)
People Inc.
Digital	$74,463	$63,312	$11,151	18%	$124,543	$104,671	$19,872	19%
Print	9,127	16,475	(7,348)	(45)%	15,627	30,846	(15,219)	(49)%
Other	(10,295)	(10,156)	(139)	(1)%	(20,909)	(21,693)	784	4%
Total People Inc.	73,295	69,631	3,664	5%	119,261	113,824	5,437	5%
Emerging & Other	2,877	171	2,706	1,587%	6,838	1,728	5,110	296%
Corporate	(20,263)	(21,065)	802	4%	(40,898)	(44,544)	3,646	8%
Total	$55,909	$48,737	$7,172	15%	$85,201	$71,008	$14,193	20%

As a percentage of revenue	13%	11%			10%	8%
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

For the three months ended June 30, 2026 compared to the three months ended June 30, 2025
•People Inc. Adjusted EBITDA increased 5% to $73.3 million due principally to an increase in Adjusted EBITDA of $11.2 million from Digital, partially offset by a decrease in Adjusted EBITDA of $7.3 million from Print.
◦The Digital Adjusted EBITDA increase was due primarily to higher revenue and expense leverage.
◦The Print Adjusted EBITDA decrease was due primarily to lower revenue, partially offset by lower operating expenses from continued cost rationalization efforts.
•Emerging & Other Adjusted EBITDA increased $2.7 million to $2.9 million due primarily to increased profits at The Daily Beast and Vivian Health.
•Corporate Adjusted EBITDA loss decreased 4% to $20.3 million due primarily to lower operating expenses.
For the six months ended June 30, 2026 compared to the six months ended June 30, 2025
•People Inc. Adjusted EBITDA increased 5% to $119.3 million due primarily to an increase in Adjusted EBITDA of $19.9 million from Digital, partially offset by a decrease in Adjusted EBITDA of $15.2 million from Print due to the factors described above in the three-month discussion.
•Emerging & Other Adjusted EBITDA increased $5.1 million to $6.8 million due primarily to increased profits at The Daily Beast and Vivian Health, partially offset by losses in the current year at IAC Films compared to profits in the prior year.
•Corporate Adjusted EBITDA loss decreased 8% to $40.9 million due primarily to the factor described above in the three-month discussion.
Interest expense

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	2026 Change		2026	2025	2026 Change
			$ Change	% Change			$ Change	% Change
	(Dollars in thousands)
Interest expense	$(25,865)	$(37,167)	$11,302	30%	$(51,723)	$(65,481)	$13,758	21%
For the three months ended June 30, 2026 compared to the three months ended June 30, 2025
Interest expense in 2026 decreased from 2025 due primarily to both decreases in the amount of debt outstanding and interest rates under the Term Loans, partially offset by interest expense on the 2032 Notes and the inclusion of a $8.5 million extinguishment loss in the second quarter of 2025 in connection with the refinancing of the People Inc. debt.
For the six months ended June 30, 2026 compared to the six months ended June 30, 2025
Interest expense in 2026 decreased from 2025 due primarily to the factors described above in the three-month discussion.
For further details, see “Note 3—Long-term debt” in the accompanying notes to the financial statements included in “Item 1. Consolidated Financial Statements.”
Unrealized gain (loss) on investment in MGM

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	2026 Change		2026	2025	2026 Change
			$ Change	% Change			$ Change	% Change
	(Dollars in thousands)
Unrealized gain (loss) on investment in MGM	$721,682	$307,437	$414,245	135%	$755,687	$(16,828)	$772,515	NM

For the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025
At June 30, 2026, the Company owns 66.8 million common shares of MGM, including 1.0 million common shares purchased in the first quarter of 2026 for $37.2 million, which represents approximately 26.6% of MGM's common shares outstanding. The Company accounts for its investment in MGM under the equity method of accounting using the fair value option. The fair value of the investment in MGM is remeasured each reporting period based upon MGM’s closing stock price on the New York Stock Exchange on the last trading day in the reporting period; any unrealized pre-tax gains or losses are included in the statement of operations.
See “Note 2—Financial Instruments and Fair Value Measurements” in the accompanying notes to the financial statements included in “Item 1—Consolidated Financial Statements” for additional information on the Company’s investment in MGM.
Other income, net

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in thousands)
Interest income	$9,103	$11,176	$18,632	$25,533
Gain on sale of an unutilized domain name	—	—	7,500	—
Net downward adjustments to the carrying value of equity securities without readily determinable fair values and net gains on sales of investments and businesses	—	(11,219)	(4,574)	(18,845)
Other	1,449	2,839	3,072	3,740
Other income, net	$10,552	$2,796	$24,630	$10,428

$ Change	$7,756		$14,202
% Change	277%		136%
Income tax (provision) benefit

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	2026 Change		2026	2025	2026 Change
			$ Change	% Change			$ Change	% Change
	(Dollars in thousands)
Income tax (provision) benefit	$(177,347)	$(74,360)	$(102,987)	(138)%	$(167,238)	$407	$(167,645)	NM
Effective income tax rate	26%	28%			25%	1%
For further details of income tax matters, see “Note 8—Income Taxes” in the accompanying notes to the financial statements included in “Item 1. Consolidated Financial Statements.”
For the three months ended June 30, 2026 compared to the three months ended June 30, 2025
In 2026, the effective income tax rate is higher than the statutory rate of 21% due primarily to state taxes.
In 2025, the effective income tax rate is higher than the statutory rate of 21% due primarily to state taxes, a deferred tax adjustment and non-deductible compensation expense, partially offset by the realization of a capital loss.
For the six months ended June 30, 2026 compared to the six months ended June 30, 2025
In 2026, the effective income tax rate is higher than the statutory rate of 21% due primarily to state taxes.
In 2025, the effective income tax rate is lower than the statutory rate of 21% due primarily to a deferred tax adjustment, non-taxable stock-based compensation expense, which included a reversal due to the forfeiture of our former CEO’s restricted stock award pursuant to the Employment Transition Agreement, and state taxes, partially offset by research credits.

Net (earnings) loss attributable to noncontrolling interests

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	2026 Change		2026	2025	2026 Change
			$ Change	% Change			$ Change	% Change
	(Dollars in thousands)
Net (earnings) loss attributable to noncontrolling interests	$(988)	$819	$(1,807)	NM	$(2,200)	$(1,418)	$(782)	(55)%
Net (earnings) loss attributable to noncontrolling interests in 2026 primarily represents the allocation of earnings related to a business in Emerging & Other. Net earnings attributable to noncontrolling interests in 2025 primarily represents the publicly-held interest in Angi’s earnings prior to the Distribution, which was completed on March 31, 2025.

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
Definition of Non-GAAP Measure
Adjusted EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) is defined as operating income excluding: (1) stock-based compensation expense; (2) depreciation; (3) acquisition-related items consisting of (i) amortization of intangible assets and impairments of goodwill and intangible assets and (ii) gains and losses recognized on changes in the fair value of contingent consideration arrangements; and (4) other specific items, including subsequent true-up adjustments related to such items, that management believes are not representative of the Company’s core ongoing operating performance and certain items that affect comparability between periods, including, but not limited to, certain (i) restructuring costs, including certain severance and employee separation benefits; (ii) gains and losses from lease impairments, terminations and amendments and certain asset sales; (iii) transaction-related costs; and (iv) litigation-related gains and losses associated with specific matters.

The above items are excluded from our Adjusted EBITDA measure because these items are noncash in nature, or because the amount and timing of these items is unpredictable, not driven by core operating results and render comparisons with prior periods and competitors less meaningful. Management uses Adjusted EBITDA to evaluate the Company’s performance and facilitate comparisons of the Company’s operating results between periods. We believe Adjusted EBITDA is a useful measure for analysts and investors to evaluate our future on-going performance as this measure allows a more meaningful comparison of our performance and projected cash earnings with our historical results from prior periods and to the results of our competitors. Moreover, our management uses this measure internally to evaluate the performance of our business as a whole and our individual business segments. Adjusted EBITDA has certain limitations because it excludes the impact of these items.

Prior to the second quarter of 2026, Adjusted EBITDA was defined as operating income excluding: (1) stock-based compensation expense; (2) depreciation; and (3) acquisition-related items consisting of (i) amortization of intangible assets and impairments of goodwill and intangible assets, and (ii) gains and losses recognized on changes in the fair value of contingent consideration arrangements. Beginning with the second quarter of 2026, the Company revised its definition of Adjusted EBITDA to also exclude (4) other specific items, including subsequent true-up adjustments related to such items, that management believes are not representative of the Company’s core ongoing operating performance and certain items that affect comparability between periods. Adjusted EBITDA for prior periods has been recast to conform to the current period presentation.
Items Excluded from Our Non-GAAP Measure
Stock-based compensation expense consists principally of expense associated with awards that were granted under various stock and annual incentive plans that are denominated in the Company’s common shares. This expense is not paid in cash and we view the economic costs of stock-based awards to be the dilution to our share base; the related shares are included in our fully diluted shares outstanding for GAAP earnings per share using the treasury stock method. The Company currently settles all stock-based awards on a net basis whereby the Company remits from its current funds the required tax-withholding on behalf of employees for net-settled awards.
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
Gains and losses recognized on changes in the fair value of contingent consideration arrangements are accounting adjustments to report liabilities for the portion of the purchase price of acquisitions, if applicable, that is contingent upon the financial performance and/or operating targets of the acquired company at fair value that are recognized in “General and administrative expense” in the statement of operations. These adjustments can be highly variable and are excluded from our assessment of performance because they are considered non-operational in nature and, therefore, are not indicative of current or future performance or the ongoing cost of doing business. The last such arrangement expired during the year ended December 31, 2022. Therefore, there were no gains or losses on contingent consideration arrangements in the three and six months ended June 30, 2026 and 2025.
Restructuring costs, including certain severance and employee separation benefits relate to certain discrete strategic actions taken by the Company to improve operating efficiencies and to better align its cost structure. Ordinary course severance and employee separation benefits are not considered restructuring costs.

Gains and losses from lease impairments, terminations and amendments and certain asset sales relate to certain activity to surrender leased space prior to its original lease expiration and the sale of certain assets. These adjustments can be highly variable and are excluded from our assessment of performance because they are considered non-operational in nature and, therefore, are not indicative of current or future performance.

Transaction-related costs reflect third-party costs incurred in connection with acquisitions, dispositions and spinoffs that are not part of the Company’s core operating activities.

Litigation matters reflect settlements, judgments, insurance recoveries and related third-party legal costs arising from certain litigation matters, including gains and losses that management determines, based on their nature and circumstances, are outside of the ordinary course of business and not representative of the Company’s core ongoing operating performance.

The following tables reconcile operating (loss) income to Adjusted EBITDA for the Company’s reportable segments and net earnings (loss) attributable to People Incorporated shareholders:

	Three Months Ended June 30, 2026
	Operating Income (Loss)	Stock-based Compensation Expense	Depreciation	Amortization of Intangibles	Restructuring Costs, Including Certain Severance and Employee Separation Benefits(a)	(Gains) and Losses from Lease Impairments, Terminations and Amendments and Certain Asset Sales	Transaction-related Costs	Litigation Matters(b)	Adjusted EBITDA
	(In thousands)
People Inc.
Digital	$48,740	$2,997	$3,735	$15,580	$146	$—	$—	$3,265	$74,463
Print	4,539	209	904	3,464	11	—	—	—	9,127
Other (unallocated corporate costs)	(19,490)	4,778	920	—	(1)	(257)	24	3,731	(10,295)
Total People Inc.	33,789	7,984	5,559	19,044	156	(257)	24	6,996	73,295
Emerging & Other	2,532	336	9	—	—	—	—	—	2,877
Corporate	(50,608)	26,677	1,936	—	1,023	—	672	37	(20,263)
Total	(14,287)	$34,997	$7,504	$19,044	$1,179	$(257)	$696	$7,033	$55,909
Interest expense	(25,865)
Unrealized gain on investment in MGM Resorts International	721,682
Other income, net	10,552
Earnings from continuing operations before income taxes	692,082
Income tax provision	(177,347)
Net earnings from continuing operations	514,735
Loss on the sale of Care.com, net of income taxes	(2,657)
Earnings from discontinued operations, net of income taxes	(4,239)
Net earnings	507,839
Net earnings attributable to noncontrolling interests	(988)
Net earnings attributable to People Incorporated shareholders	$506,851

	Three Months Ended June 30, 2025
	Operating Income (Loss)	Stock-based Compensation Expense	Depreciation	Amortization of Intangibles	Restructuring Costs, Including Certain Severance and Employee Separation Benefits(c)	(Gains) and Losses from Lease Impairments, Terminations and Amendments and Certain Asset Sales	Transaction-related Costs	Litigation Matters(d)	Adjusted EBITDA
	(In thousands)
People Inc.
Digital	$38,371	$3,034	$3,167	$18,723	$17	$—	$—	$—	$63,312
Print	10,905	442	1,403	3,695	30	—	—	—	16,475
Other (unallocated corporate costs)	(14,497)	3,727	651	—	29	(66)	—	—	(10,156)
Total People Inc.	34,779	7,203	5,221	22,418	76	(66)	—	—	69,631
Emerging & Other	(9,221)	2,874	9	—	—	—	—	6,509	171
Corporate	(33,050)	8,233	2,038	—	704	—	(54)	1,064	(21,065)
Total	(7,492)	$18,310	$7,268	$22,418	$780	$(66)	$(54)	$7,573	$48,737
Interest expense	(37,167)
Unrealized gain on investment in MGM Resorts International	307,437
Other income, net	2,796
Earnings from continuing operations before income taxes	265,574
Income tax provision	(74,360)
Net earnings from continuing operations	191,214
Earnings from discontinued operations, net of income taxes	19,419
Net earnings	210,633
Net loss attributable to noncontrolling interests	819
Net earnings attributable to People Incorporated shareholders	$211,452

	Six Months Ended June 30, 2026
	Operating Income (Loss)	Stock-based Compensation Expense	Depreciation	Amortization of Intangibles	Restructuring Costs, Including Certain Severance and Employee Separation Benefits(a)	(Gains) and Losses from Lease Impairments, Terminations and Amendments and Certain Asset Sales	Transaction-related Costs(e)	Litigation Matters(b)	Adjusted EBITDA
	(In thousands)
People Inc.
Digital	$76,567	$5,919	$7,322	$31,156	$79	$—	$—	$3,500	$124,543
Print	6,283	447	1,831	6,928	138	—	—	—	15,627
Other (unallocated corporate costs)	(38,656)	10,308	1,774	—	(3)	(257)	57	5,868	(20,909)
Total People Inc.	44,194	16,674	10,927	38,084	214	(257)	57	9,368	119,261
Emerging & Other	5,403	1,671	17	—	—	—	—	(253)	6,838
Corporate	(95,700)	33,064	3,874	—	11,575	—	6,198	91	(40,898)
Total	(46,103)	$51,409	$14,818	$38,084	$11,789	$(257)	$6,255	$9,206	$85,201
Interest expense	(51,723)
Unrealized gain on investment in MGM Resorts International	755,687
Other income, net	24,630
Earnings from continuing operations before income taxes	682,491
Income tax provision	(167,238)
Net earnings from continuing operations	515,253
Loss on the sale of Care.com, net of income taxes	(78,300)
Earnings from discontinued operations, net of income taxes	216
Net earnings	437,169
Net earnings attributable to noncontrolling interests	(2,200)
Net earnings attributable to People Incorporated shareholders	$434,969

	Six Months Ended June 30, 2025
	Operating Income (Loss)	Stock-based Compensation Expense(f)	Depreciation	Amortization of Intangibles	Restructuring Costs, Including Certain Severance and Employee Separation Benefits(c)	(Gains) and Losses from Lease Impairments, Terminations and Amendments and Certain Asset Sales(g)	Transaction-related Costs(h)	Litigation Matters(d)	Adjusted EBITDA
	(In thousands)
People Inc.
Digital	$56,247	$4,889	$6,241	$37,447	$(153)	$—	$—	$—	$104,671
Print	19,649	892	2,796	7,389	120	—	—	—	30,846
Other (unallocated corporate costs)	2,090	6,915	5,357	—	49	(36,104)	—	—	(21,693)
Total People Inc.	77,986	12,696	14,394	44,836	16	(36,104)	—	—	113,824
Emerging & Other	(14,107)	3,219	32	—	—	130	—	12,454	1,728
Corporate	(50,268)	(18,995)	4,083	—	16,988	—	4,698	(1,050)	(44,544)
Total	13,611	$(3,080)	$18,509	$44,836	$17,004	$(35,974)	$4,698	$11,404	$71,008
Interest expense	(65,481)
Unrealized loss on investment in MGM Resorts International	(16,828)
Other income, net	10,428
Loss from continuing operations before income taxes	(58,270)
Income tax benefit	407
Net loss from continuing operations	(57,863)
Earnings from discontinued operations, net of income taxes	53,928
Net loss	(3,935)
Net earnings attributable to noncontrolling interests	(1,418)
Net loss attributable to People Incorporated shareholders	$(5,353)
_____________________
(a)    The three and six months ended June 30, 2026 at Corporate principally represents costs related to a reduction in force as the Company consolidates its corporate function with those of People Inc. as further described under “Management Overview—Corporate Restructuring” above.

(b)    The three and six months ended June 30, 2026 at People Inc. Digital and People Inc. Other (unallocated corporate costs) represents third-party costs primarily related to accruals for certain legal matters, including the antitrust litigation against Google Inc.

(c)    The three and six months ended June 30, 2025 at Corporate primarily represents separation benefits to our former CEO under his employment transition agreement.

(d)    The three and six months ended June 30, 2025 at Emerging & Other represents third-party costs related to litigation that concluded in the third quarter of 2025 related to a legacy business.

(e)    The six months ended June 30, 2026 at Corporate includes third-party costs related to the sale of Care.com on March 16, 2026 and other transaction-related costs.

(f)    The six months ended June 30, 2025 at Corporate reflect the reversal of $49.8 million of previously recognized stock-based compensation expense related to the forfeiture of our former CEO’s restricted stock award pursuant to the Employment Transition Agreement, partially offset by $14.9 million of stock-based compensation expense related to the transfer of 5.0 million Class B shares of Angi held by the Company to our former CEO prior to the Distribution pursuant to his employment transition agreement.
(g)    The six months ended June 30, 2025 at People Inc. Other (unallocated corporate costs) is principally related to a gain resulting from an amendment to a lease, which provided for the surrender of certain office space early and is included in “General and Administrative expenses” in the statement of operations. Prior to this amendment, the lease for this office space would have expired in 2032. The ROU asset of the amended lease had been previously impaired in prior years.
(h)    The six months ended June 30, 2025 represents third-party costs related to the Distribution.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Position

	June 30, 2026	December 31, 2025
	(In thousands)
Cash and cash equivalents at People Inc.:
United States	$307,772	$261,904
All other countries	22,496	22,414
Total cash and cash equivalents at People Inc.	330,268	284,318

Cash and cash equivalents at entities excluding People Inc.
United States	780,272	653,480
All other countries	2,468	3,513
Total cash and cash equivalents at entities excluding People Inc.	782,740	656,993

Total cash and cash equivalents	$1,113,008	$941,311

People Inc. Debt:
Term Loan A-1	$332,500	$341,250
Term Loan B-2	696,500	700,000
2032 Notes	400,000	400,000
Total long-term debt	1,429,000	1,441,250
Less: current portion of long-term debt	24,500	24,500
Less: original issue discount	3,163	3,397
Less: unamortized debt issuance costs	11,119	12,029
Total People Inc. long-term debt, net	$1,390,218	$1,401,324
The Company’s international cash can be repatriated without significant tax consequences.
The Company’s consolidated debt of approximately $1.43 billion is the liability of People Inc. For a detailed description of long-term debt and interest rate swaps, see “Note 3—Long-term Debt” in the accompanying notes to the financial statements included in “Item 1. Consolidated Financial Statements.”
Cash Flow Information
In summary, the Company’s cash flows are as follows:

	Six Months Ended June 30,
	2026	2025
	(In thousands)
Net cash provided by (used in):
Operating activities attributable to continuing operations	$55,632	$(34,449)
Investing activities attributable to continuing operations	$249,498	$(373,572)
Financing activities attributable to continuing operations	$(158,786)	$(298,634)
Net cash provided by (used in) operating activities attributable to continuing operations consists of net earnings (loss) attributable to continuing operations adjusted for non-cash items and the effect of changes in working capital. Non-cash adjustments include the unrealized (gain) loss on the investment in MGM, amortization of intangibles, depreciation, stock-based compensation expense, deferred income taxes, non-cash lease expense (including ROU asset impairments), net gains on amendments and early terminations of lease agreements, net downward adjustments to the carrying value of equity securities without readily determinable fair values and net gains on sales of investments and businesses and gain on sale of an unutilized domain name in 2026.

2026
Adjustments to net earnings attributable to continuing operations consist primarily of an unrealized gain on the investment in MGM of $755.7 million and gain on sale of an unutilized domain name of $7.5 million, partially offset by deferred income taxes of $166.7 million, stock-based compensation expense of $51.4 million, amortization of intangibles of $38.1 million, non-cash lease expense of $15.1 million, depreciation of $14.8 million and net downward adjustments to the carrying value of equity securities without readily determinable fair values and net gains on sales of investments of $4.6 million. The changes in working capital include a decrease in accounts receivable of $77.5 million, partially offset by a decrease in accounts payable and other liabilities of $40.0 million and a decrease in operating lease liabilities of $23.4 million. The decrease in accounts receivable is due primarily to a decrease in revenue in the second quarter of 2026 relative to the fourth quarter of 2025 at People Inc. The decrease in accounts payable and other liabilities is due primarily to a decrease in accrued employee compensation, due primarily to timing of payments, including the payment of 2025 bonuses in 2026, partially offset by an increase in accrued severance and employee separation benefits related to the reduction in workforce as the Company consolidates its corporate functions with those of People Inc., and a decrease in accrued advertising at People Inc. The decrease in operating lease liabilities is due to cash payments on leases, including the final remaining payment of $4.3 million related to an amendment of a lease in the prior year, which provided for the surrender of certain office space early at People Inc., net of interest accretion.
Net cash provided by investing activities attributable to continuing operations includes net proceeds from the sale of Care.com of $295.7 million and proceeds from the sale of an unutilized domain name of $7.5 million, partially offset by the purchase of 1.0 million common shares of MGM for $37.2 million and capital expenditures of $19.1 million.
Net cash used in financing activities attributable to continuing operations includes $133.3 million for the repurchase of 3.5 million shares of common stock, on a settlement date basis, at an average price of $37.88 per share, withholding taxes paid on behalf of employees for net settled stock-based awards of $19.5 million and principal payments on the Term Loans of $12.3 million, partially offset by a distribution from Angi Inc. pursuant to the tax sharing agreement of $8.5 million.
2025
Adjustments to net loss attributable to continuing operations consist primarily of amortization of intangibles of $44.8 million, net downward adjustments to the carrying value of equity securities without readily determinable fair values and net gains on sales of investments and businesses of $18.8 million, depreciation of $18.5 million, non-cash lease expense (including ROU asset impairments) of $17.0 million and an unrealized loss on the investment in MGM of $16.8 million, partially offset by net gains on amendments and early terminations of lease agreements of $36.1 million, stock-based compensation expense of $3.1 million and deferred income taxes of $2.6 million. The changes in working capital include a decrease in operating lease liabilities of $63.9 million, a decrease in accounts payable and other liabilities of $29.0 million, an increase in other assets of $26.5 million and a decrease in deferred revenue of $5.2 million, partially offset by a decrease in accounts receivable of $67.2 million. The decrease in operating lease liabilities is due to cash payments on leases, including $43.1 million related to an amendment of a lease, which provided for the surrender of certain office space early at People Inc., net of interest accretion. The decrease in accounts payable and other liabilities is due, in part, to a decrease in accrued employee compensation, due primarily to payment of 2024 bonuses in 2025 and a decrease at People Inc. due to severance payments, partially offset by the accrual of separation benefits to our former CEO under the Employment Transition Agreement, and a decrease in accrued interest on People Inc.’s long-term debt due to timing of payments following the Term Loans refinancing completed in the second quarter of 2025, partially offset by an increase in a liability related to the settlement of a legal matter. The increase in other assets is due primarily to a receivable related to insurance coverage for the aforementioned legal matter, partially offset by a decrease in prepaid hosting services at People Inc. The decrease in deferred revenue is due primarily to the timing of shipments of certain magazine titles at People Inc. The decrease in accounts receivable is due primarily to a decrease in revenue in the second quarter of 2025 relative to the fourth quarter of 2024 at People Inc.
Net cash used in investing activities attributable to continuing operations includes $386.6 million related to the allocation of Angi Inc.’s cash in the Distribution and capital expenditures of $8.2 million, partially offset by net proceeds from the sales of investments of $9.9 million and proceeds from the sale of a portion of the retirement investment fund of $8.5 million at People Inc.
Net cash used in financing activities attributable to continuing operations includes principal payments on the Term Loans of $1.4 billion and debt issuance and deferred financing costs of $9.9 million, partially offset by the net proceeds from the Term Loans refinancing of $991.5 million and proceeds from the issuance of the 2032 Notes of $400.0 million. Net cash used in financing activities attributable to continuing operations also includes $200.0 million for the repurchase of 4.5 million shares of common stock, on a settlement date basis, for an average price of $44.56 per share, and withholding taxes paid on behalf of employees for net settled stock-based awards of $54.6 million.

Discontinued Operations
Net cash used in discontinued operations of $10.7 million for the six months ended June 30, 2026 relates to the operations of Care.com and Search and the net cash provided by discontinued operations of $1.2 million for the six months ended June 30, 2025 relates to the operations of Care.com, Search and Angi. The Company does not expect significant future cash flows to be used in or provided by its discontinued operations.
Liquidity and Capital Resources
Financing Arrangements
At June 30, 2026, the Term Loan A-1 bore interest at SOFR plus 2.00%, or 5.65% and the Term Loan B-2 bore interest at SOFR, subject to a minimum of 0.50%, plus 3.50%, or 7.12%.
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
Investment in MGM
At June 30, 2026, the Company owns 66.8 million common shares of MGM, including 1.0 million common shares purchased in the first quarter of 2026 for $37.2 million, which represents approximately 26.6% of MGM's common shares outstanding.
Investment in Turo
At June 30, 2026, the Company’s ownership interest in Turo is approximately 33%.
Share Repurchase Activity and Authorization
During the six months ended June 30, 2026, the Company repurchased 3.5 million shares of its common stock, on a trade date basis, at $37.86 per share, or $132.2 million in aggregate, under the 10 million share repurchase authorization approved by the board of directors of the Company on March 16, 2025. On June 16, 2026, the board of directors of the Company approved an authorization for the Company to repurchase an additional 10 million shares of the Company’s common stock. At July 31, 2026, the Company has 12.5 million shares remaining under its authorization.
Share repurchases can be made over an indefinite period of time in the open market and in privately negotiated transactions, depending on those factors management deems relevant at any particular time, including, without limitation, market conditions, price and future outlook.
Contractual Obligations
At June 30, 2026, there have been no material changes to the Company’s contractual obligations disclosures as previously disclosed in our Annual Report.
Capital Expenditures
The Company anticipates that it will need to continue to make capital expenditures in connection with the development and expansion of its operations. The Company’s 2026 capital expenditures are expected to be higher than its 2025 capital expenditures of $17.7 million by approximately 60% to 70%, due primarily to leasehold improvements primarily related to the optimization of the remaining space under certain amended leases.

Liquidity Assessment
On a consolidated basis, the Company generated positive cash flows from operating activities of $55.6 million for the six months ended June 30, 2026; excluding the positive cash flows from operating activities of $97.6 million generated by People Inc., the Company generated negative cash flows from operating activities of $42.0 million.
At June 30, 2026, the Company’s consolidated cash and cash equivalents were $1.1 billion, of which $330.3 million was held by People Inc., and the consolidated debt at June 30, 2026 of approximately $1.4 billion is solely the liability of People Inc. If defined consolidated net leverage ratios are exceeded or if an event of default has occurred, the governing agreements contain additional covenants that would limit People Inc.’s ability to pay dividends, incur incremental secured indebtedness or make distributions or certain investments. As a result, the Company may not be able to freely access People Inc.’s cash. People Inc.’s consolidated net leverage ratio was in compliance for the test period ended June 30, 2026.
The governing agreements allow the Company to contribute cash to People Inc., which the Company has done in the past and may do so in the future, to provide, among other things, additional liquidity to improve People Inc.’s consolidated net leverage ratios for any test period, which may result in improved interest rates on the Term Loan A-1 and reduced commitment fees on the Revolving Facility. The governing agreements also allow People Inc. to make distributions to the Company in amounts not to exceed these capital contributions, provided that no default has occurred and is continuing. No quarterly contributions have been made to People Inc. since the contribution that the Company made in September 2025, which People Inc. distributed back to the Company in October 2025; therefore, there were no pending contributions or distributions outstanding as of June 30, 2026 and December 31, 2025.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Equity Price Risk
At June 30, 2026, the Company owns 66.8 million common shares of MGM Resorts International (“MGM”). The Company accounts for its investment in MGM under the equity method of accounting and has elected to account for this investment using the fair value option.
The cumulative unrealized net pre-tax gain at June 30, 2026 is $1.9 billion. At June 30, 2026 and December 31, 2025, the carrying value of the Company’s investment in MGM, which includes the cumulative unrealized pre-tax gains, was $3.2 billion and $2.4 billion, or approximately 42% and 33% of the Company’s consolidated total assets, respectively. A $2.00 increase or decrease in the share price of MGM would result in an unrealized gain or loss, respectively, of $133.6 million. At July 31, 2026, the fair value of the Company’s investment in MGM was $3.0 billion. The Company’s results of operations and financial condition have in the past been and may in the future be materially impacted by increases or decreases in the price of MGM common shares.
See “Note 2—Financial Instruments and Fair Value Measurements” in the accompanying notes to the financial statements included in “Item 1—Consolidated Financial Statements” for additional information.
Interest Rate Risk
At June 30, 2026, the principal amount of the Company’s outstanding debt totals $1.43 billion. The $1.03 billion principal amount of the Term Loan A-1 due May 14, 2030 (“Term Loan A-1”) and the Term Loan B-2 due June 16, 2032 (“Term Loan B-2”) bear interest at variable rates based upon the secured overnight financing rate (“SOFR”).
People Inc. holds interest rate swaps to manage interest rate risk with a total notional amount of $350 million, which will mature on April 1, 2027. The interest rate swaps synthetically convert a portion of the Term Loan B-2 from a variable rate to a fixed rate. People Inc. applies hedge accounting to these contracts. The fair value of the interest rate swaps is determined using discounted cash flows derived from observable market prices, including swap curves, and represents what People Inc. would pay or receive to terminate the swap agreements. People Inc. intends to continue to meet the conditions for hedge accounting, however, if these interest rate swaps were not highly effective in offsetting cash flows attributable to the hedged risk, the changes in the fair value of the interest rate swaps used as hedges could have a significant impact on future results of operations.
If SOFR were to increase or decrease by 100 basis points, the combined annual interest expense on the Term Loan A-1 and the Term Loan B-2, net of the impact related to the $350 million in notional amount of interest rate swaps, would increase or decrease by $7.5 million.
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
During the quarter ended June 30, 2026, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
Overview
In the ordinary course of business, People Incorporated and its subsidiaries are (or may become) parties to litigation involving property, personal injury, contract, intellectual property and other claims, as well as shareholder derivative actions, class action lawsuits and other matters. The amounts that may be recovered in such matters may be subject to insurance coverage.
See “Note 11—Contingencies” in the accompanying notes to the financial statements included in “Item 1—Consolidated Financial Statements” for additional information related to a previous lawsuit related to the allocation of a gain recorded in 2015 related to a real estate transaction.
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

On November 24, 2025, Google filed a motion to dismiss the state-law claims (but not the federal antitrust claims) in People Inc.’s complaint. People Inc. opposed the motion, which remains pending. Fact discovery in the case is substantially complete, and the parties are preparing for expert discovery. People Inc. intends to vigorously pursue its claims in this action, but there is no guarantee that its efforts will be successful.

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

Actual results could differ materially from those contained in these forward-looking statements for a variety of reasons, including, among others: (i) the impact of advances in artificial intelligence (“AI”) and other digital technologies, including AI-enabled search features, on how users access and consume information and the resulting effects on traffic, engagement and monetization, (ii) our reliance on search engines and third-party platforms, including changes in algorithms, policies, economics or features (including those implemented by Google), as well as the potential expiration or modification of key commercial agreements, (iii) our ability to effectively market our products and services in a cost-efficient manner across evolving digital channels, (iv) our dependence on advertising revenue and the sensitivity of such revenue to macroeconomic conditions, including factors affecting advertiser demand, consumer confidence and discretionary spending, as well as geopolitical and broader market uncertainty, (v) our ability to adapt to changes in digital marketing practices, including limitations on data access, tracking technologies and targeting capabilities, (vi) our ability to develop, distribute and monetize our products and services across mobile and other platforms and maintain effective relationships with third-party partners, (vii) the continued growth, engagement and monetization of our digital publishing brands, (viii) risks related to our Print business, including ongoing revenue declines, cost pressures (including paper and postage), and reliance on key vendors, (ix) our ability to access, collect, use and protect personal data and comply with evolving privacy and data protection laws and platform restrictions, (x) our ability to effectively engage with users, subscribers and caregivers across communication channels, (xi) the concentration of voting control among our Chairman and Senior Executive and related parties, (xii) risks related to our liquidity and indebtedness, including our ability to service debt and comply with related covenants, as well as limitations on access to subsidiary cash flows, (xiii) risks related to strategic transactions and initiatives, including our ability to realize anticipated benefits from prior transactions and execute future initiatives, (xiv) competitive pressures in rapidly evolving industries, including from larger or better-positioned competitors and AI-enabled offerings, (xv) our ability to build, maintain and protect our brands, (xvi) cybersecurity risks, including increasingly sophisticated attacks (including those enabled by AI) and vulnerabilities at third-party providers, (xvii) data security breaches, fraud and related liabilities, (xviii) risks associated with the integrity, scalability and reliability of our systems, technology and infrastructure, (xix) the impact of general economic, geopolitical and public health conditions, (xx) our dependence on key personnel and leadership transitions, (xxi) volatility in our stock price and risks related to our capital allocation strategy, (xxii) risks related to our planned corporate consolidation and (xxiii) risks relating to our proposal made to MGM for a potential transaction, including the timing, completion and terms of any such transaction, the receipt of any required approvals and financing, the realization of anticipated benefits, and related litigation and other uncertainties.

Certain of these and other risks and uncertainties are described in the Company’s filings with the SEC, including under the caption Part I-Item 1A-Risk Factors of our annual report on 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission on February 20, 2026 (the “Annual Report”). Other unknown or unpredictable factors that could also adversely affect the Company's business, financial condition and results of operations may arise from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those expressed in any forward-looking statements we may make. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this quarterly report.

Risk Factors
Except as described below, there have been no material changes to the risk factors disclosed in Part I-Item 1A-Risk Factors of our Annual Report. In addition to the other information set forth in this quarterly report, you should carefully consider the risk factors discussed under the caption Part I-Item 1A-Risk Factors of our Annual Report, any or all of which could materially and adversely affect the Company’s business, financial condition or results of operations. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect the Company’s business, financial condition and/or results of operations.
Our strategic initiatives may not be successful
Our long-term strategy may include, from time to time, evaluating and pursuing a range of strategic actions and initiatives, including expansion into product lines beyond our traditional digital and print publishing businesses, changes to our operating or organizational structure, adjustments to investment priorities, directional strategy, cost structure or capital allocation, and the acquisition, minority investment in, merger with, or divestiture or separation of certain businesses. These types of strategic actions and initiatives, if undertaken, may involve financial, managerial, and operational considerations, including, among others:
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
On June 1, 2026, we announced that we had submitted a non-binding proposal to the board of directors of MGM to acquire all outstanding shares of MGM that we do not already own for $48.30 per share in cash. We do not yet know the outcome of our proposal. However, any such transaction will be subject to all of the risks discussed above.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
The Company did not issue or sell any shares of its common stock or any other equity securities pursuant to unregistered transactions during the quarter ended June 30, 2026.
Issuer Purchases of Equity Securities
The following table sets forth purchases by the Company of shares of its common stock during the quarter ended June 30, 2026:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs
April 1, 2026 - April 30, 2026	206,818	$40.35	206,818	2,519,568
May 1, 2026 - May 30, 2026	—	$—	—	2,519,568
June 1, 2026 - June 30, 2026	—	$—	—	12,519,568
Total	206,818	$40.35	206,818	12,519,568
On June 16, 2026, the board of directors of the Company approved an authorization for the Company to repurchase an additional 10 million shares of the Company’s common stock. At June 30, 2026, the Company has 12.5 million shares remaining under its authorization. Share repurchases can be made over an indefinite period of time in the open market and in privately negotiated transactions, depending on those factors management deems relevant at any particular time, including, without limitation, market conditions, price and future outlook.

Item 5. Other Information
Rule 10b5-1 Trading Plans
During the quarter ended June 30, 2026, none of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading plan or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S‑K).
Item 6.    Exhibits
The documents set forth below, numbered in accordance with Item 601 of Regulation S-K, are filed herewith, incorporated by reference to the location indicated or furnished herewith.

Exhibit Number	Description	Location
3.1	Restated Certificate of Incorporation of IAC Inc.	Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2024.
3.2	Restated Certificate of Incorporation of IAC/InterActiveCorp (effective as of June 30, 2020).	Exhibit 3.1(c) to the Registrant’s Current Report on Form 8-K filed on July 2, 2020.
3.3	Certificate of Amendment of Restated Certificate of Incorporation of IAC/InterActiveCorp (effective as of May 25, 2021).	Exhibit 4.2 to Post-Effective Amendment No. 1 on Form S-8 to Registration Statement on Form S-4 (File No. 333-251656), filed by the Registrant on May 26, 2021.
3.4	Certificate of Amendment of Restated Certificate of Incorporation of IAC/InterActiveCorp (effective as of August 11, 2022).	Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on August 12, 2022.
3.5	Certificate of Amendment of Restated Certificate of Incorporation of IAC Inc. (effective as of June 12, 2024).	Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on June 13, 2024.
3.6	Certificate of Amendment of Restated Certificate of Incorporation of People Incorporated (formerly IAC Inc.)	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on June 4, 2026.
3.7	Certificate of Designations of Series A Cumulative Preferred Stock.	Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on July 2, 2020.
3.8	Amended and Restated By-Laws of People Incorporated (formerly IAC Inc.)	Exhibit 3.2 to the Registrant's Current Report on Form 8-K, filed on June 4, 2026.
10.1	MGM Voting Agreement (effective as of April 3, 2026).	Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on April 7, 2026.
10.2	Voting Agreement, dated as of June 22, 2026, by and among People Incorporated, Barry Diller, Diane von Furstenberg and Alexander von Furstenberg	Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on June 22, 2026.
10.3	Employment Transition Agreement, dated April 27 2026, between People Incorporated (formerly IAC Inc.) and Christopher Halpin.(1)	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 28, 2026.

Exhibit Number	Description	Location
10.4	Employment Transition Agreement, dated April 27, 2026, between People Incorporated (formerly IAC Inc.) and Kendall Handler.(1)	Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 28, 2026.
31.1	Certification of the Chairman and Senior Executive pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.(2)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.(2)
32.1	Certification of the Chairman and Senior Executive pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.(3)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.(3)
101.INS	Inline XBRL Instance.(2)	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema.(2)
101.CAL	Inline XBRL Taxonomy Extension Calculation.(2)
101.DEF	Inline XBRL Taxonomy Extension Definition.(2)
101.LAB	Inline XBRL Taxonomy Extension Labels.(2)
101.PRE	Inline XBRL Taxonomy Extension Presentation.(2)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
_______________________________________________________________________________
(1)Reflects management contracts and management and director compensation plans
(2)Filed herewith.
(3)Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	August 3, 2026
PEOPLE INCORPORATED

		By:	/s/ CHRISTOPHER HALPIN
Christopher Halpin
Executive Vice President, Chief Operating Officer and Chief Financial Officer

Signature	Title	Date
/s/ CHRISTOPHER HALPIN	Executive Vice President, Chief Operating Officer and Chief Financial Officer	August 3, 2026
Christopher Halpin