Form 10-Q
period 2026-09-30
People Inc
filed 2026-11-02
CIK 1800227

As filed with the Securities and Exchange Commission on November 2, 2026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of October 30, 2026, the following shares of the registrant’s common stock were outstanding:

Common Stock	69,254,666
Class B common stock	5,789,499
Total	75,044,165

PART I
FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements
PEOPLE INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	September 30, 2026	December 31, 2025
	(In thousands, except par value amounts)
ASSETS
Cash and cash equivalents	$1,318,784	$941,311
Accounts receivable, net	336,042	409,809
Other current assets	101,179	97,913
Current assets of discontinued operations	27	95,716
Total current assets	1,756,032	1,544,749

Buildings, land, equipment, leasehold improvements and capitalized software, net	285,005	284,394
Goodwill	1,507,959	1,508,030
Intangible assets, net of accumulated amortization	338,588	394,381
Investment in MGM Resorts International	2,074,834	2,401,858
Long-term investments	394,277	409,240
Other non-current assets	205,029	222,870
Non-current assets of discontinued operations	—	429,395
TOTAL ASSETS	$6,561,724	$7,194,917

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Current portion of long-term debt	$24,500	$24,500
Accounts payable, trade	34,742	29,859
Deferred revenue	23,102	19,026
Accrued expenses and other current liabilities	353,871	391,368
Current liabilities of discontinued operations	2,175	96,114
Total current liabilities	438,390	560,867

Long-term debt, net	1,384,664	1,401,324
Deferred income taxes	94,654	208,624
Other long-term liabilities	196,040	226,422
Non-current liabilities of discontinued operations	—	8,657

Redeemable noncontrolling interests	12,029	25,264

Commitments and contingencies

SHAREHOLDERS' EQUITY:
Common stock, $0.0001 par value; authorized 1,600,000 shares; 84,688 and 83,581 shares issued and 69,171 and 71,555 shares outstanding at September 30, 2026 and December 31, 2025, respectively	8	8
Class B common stock, $0.0001 par value; authorized 400,000 shares; 5,789 shares issued and outstanding at September 30, 2026 and December 31, 2025	1	1
Additional paid-in-capital	6,004,397	5,959,692
Accumulated deficit	(895,522)	(643,000)
Accumulated other comprehensive loss	(13,719)	(11,842)
Treasury stock, 15,517 shares and 12,026 shares at September 30, 2026 and December 31, 2025, respectively	(704,056)	(571,032)
Total People Incorporated shareholders' equity	4,391,109	4,733,827
Noncontrolling interests	44,838	29,932
Total shareholders' equity	4,435,947	4,763,759
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$6,561,724	$7,194,917
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

PEOPLE INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands, except per share data)
Revenue	$430,820	$447,115	$1,273,353	$1,301,719
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	155,686	171,852	464,162	488,769
Selling and marketing expense	118,827	130,132	361,765	385,470
General and administrative expense	96,552	108,101	312,554	246,019
Product development expense	34,339	33,519	102,657	100,994
Depreciation	9,226	8,235	24,044	26,744
Amortization of intangibles	19,237	22,521	57,321	67,357
Total operating costs and expenses	433,867	474,360	1,322,503	1,315,353
Operating loss	(3,047)	(27,245)	(49,150)	(13,634)
Interest expense	(26,048)	(27,636)	(77,771)	(93,117)
Unrealized (loss) gain on investment in MGM Resorts International	(1,119,943)	17,476	(364,256)	648
Other income (expense), net	185,770	(18,447)	210,400	(8,019)
Loss from continuing operations before income taxes	(963,268)	(55,852)	(280,777)	(114,122)
Income tax benefit	278,368	3,108	111,130	3,515
Net loss from continuing operations	(684,900)	(52,744)	(169,647)	(110,607)
Loss on the sale of Care.com, net of income taxes	—	—	(78,300)	—
(Loss) earnings from discontinued operations, net of income taxes	(160)	31,007	56	84,935
Net loss	(685,060)	(21,737)	(247,891)	(25,672)
Net earnings attributable to noncontrolling interests	(2,431)	(142)	(4,631)	(1,560)
Net loss attributable to People Incorporated shareholders	$(687,491)	$(21,879)	$(252,522)	$(27,232)

Per share information from continuing operations:
Basic loss per share	$(9.15)	$(0.66)	$(2.31)	$(1.36)
Diluted loss per share	$(9.15)	$(0.66)	$(2.31)	$(1.36)

Per share information attributable to People Incorporated common stock and Class B common stock shareholders:
Basic loss per share	$(9.15)	$(0.27)	$(3.34)	$(0.34)
Diluted loss per share	$(9.15)	$(0.27)	$(3.34)	$(0.34)

Stock-based compensation expense by function:
Cost of revenue	$291	$377	$819	$1,151
Selling and marketing expense	627	930	2,250	2,511
General and administrative expense	23,606	13,752	71,352	6,907
Product development expense	558	818	2,070	2,228
Total stock-based compensation expense	$25,082	$15,877	$76,491	$12,797
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

PEOPLE INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Net loss	$(685,060)	$(21,737)	$(247,891)	$(25,672)
Other comprehensive (loss) income, net of income taxes
Change in foreign currency translation adjustment	(263)	(619)	(3,899)	3,096
Change in net unrealized gains (losses) on interest rate swaps	307	(158)	2,022	(2,768)
Total other comprehensive income (loss), net of income taxes	44	(777)	(1,877)	328
Comprehensive loss, net of income taxes	(685,016)	(22,514)	(249,768)	(25,344)
Components of comprehensive income attributable to noncontrolling interests:
Net earnings attributable to noncontrolling interests	(2,431)	(142)	(4,631)	(1,560)
Change in foreign currency translation adjustment attributable to noncontrolling interests	—	—	—	(433)
Comprehensive income attributable to noncontrolling interests	(2,431)	(142)	(4,631)	(1,993)
Comprehensive loss attributable to People Incorporated shareholders	$(687,447)	$(22,656)	$(254,399)	$(27,337)
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

PEOPLE INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Three and nine months ended September 30, 2026
(Unaudited)

	Redeemable Noncontrolling Interests	Common Stock, $0.0001 par value		Class B common stock, $0.0001 par value		Additional Paid-in-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total People Incorporated Shareholders' Equity	Noncontrolling Interests	Total Shareholders’ Equity
		$	Shares	$	Shares
		(In thousands)
Balance at June 30, 2026	$12,236	$8	84,182	$1	5,789	$6,008,443	$(208,031)	$(13,763)	$(704,277)	$5,082,381	$35,507	$5,117,888
Net earnings (loss)	1,073	—	—	—	—	—	(687,491)	—	—	(687,491)	1,358	(686,133)
Other comprehensive income, net of income taxes	—	—	—	—	—	—	—	44	—	44	—	44
Stock-based compensation expense	—	—	—	—	—	25,082	—	—	—	25,082	—	25,082
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	—	506	—	—	(22,889)	—	—	—	(22,889)	—	(22,889)
Excise tax on share issuances	—	—	—	—	—	—	—	—	221	221	—	221
Payment received pursuant to the tax sharing agreement with Angi Inc. post distribution	—	—	—	—	—	614	—	—	—	614	—	614
Adjustment of noncontrolling interests to redemption amount	(1,069)	—	—	—	—	1,069	—	—	—	1,069	—	1,069
Adjustment to the liquidation value of Vivian Health preferred shares	—	—	—	—	—	(7,973)	—	—	—	(7,973)	7,973	—
Other	(211)	—	—	—	—	51	—	—	—	51	—	51
Balance at September 30, 2026	$12,029	$8	84,688	$1	5,789	$6,004,397	$(895,522)	$(13,719)	$(704,056)	$4,391,109	$44,838	$4,435,947

Balance at December 31, 2025	$25,264	$8	83,581	$1	5,789	$5,959,692	$(643,000)	$(11,842)	$(571,032)	$4,733,827	$29,932	$4,763,759
Net earnings (loss)	1,351	—	—	—	—	—	(252,522)	—	—	(252,522)	3,280	(249,242)
Other comprehensive loss, net of income taxes	—	—	—	—	—	—	—	(1,877)	—	(1,877)	—	(1,877)
Stock-based compensation expense	—	—	—	—	—	76,957	—	—	—	76,957	471	77,428
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	—	1,107	—	—	(42,201)	—	—	—	(42,201)	—	(42,201)
Purchase of treasury stock	—	—	—	—	—	—	—	—	(133,024)	(133,024)	—	(133,024)
Payment received pursuant to the tax sharing agreement with Angi Inc. post distribution	—	—	—	—	—	9,105	—	—	—	9,105	—	9,105
Allocation of certain tax attributes in connection with the Angi Inc. Distribution	—	—	—	—	—	(1,104)	—	—	—	(1,104)	—	(1,104)
Adjustment to the Angi Inc. Distribution following the repeal of Canada's digital service tax	—	—	—	—	—	(1,460)	—	—	—	(1,460)	—	(1,460)
Adjustment of noncontrolling interests to redemption amount	(14,346)	—	—	—	—	14,346	—	—	—	14,346	—	14,346
Adjustment to the liquidation value of Vivian Health preferred shares	—	—	—	—	—	(11,155)	—	—	—	(11,155)	11,155	—
Other	(240)	—	—	—	—	217	—	—	—	217	—	217
Balance at September 30, 2026	$12,029	$8	84,688	$1	5,789	$6,004,397	$(895,522)	$(13,719)	$(704,056)	$4,391,109	$44,838	$4,435,947

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

PEOPLE INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Three and nine months ended September 30, 2025
(Unaudited)

	Redeemable Noncontrolling Interests	Common Stock, $0.0001 par value		Class B common stock, $0.0001 par value		Additional Paid-in-Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total People Incorporated Shareholders' Equity	Noncontrolling Interests	Total Shareholders’ Equity

		$	Shares	$	Shares
		(In thousands)
Balance at June 30, 2025	$25,279	$8	82,946	$1	5,789	$5,920,478	$(544,327)	$(11,102)	$(453,966)	$4,911,092	$26,411	$4,937,503
Net earnings (loss)	156	—	—	—	—	—	(21,879)	—	—	(21,879)	(14)	(21,893)
Other comprehensive loss, net of income taxes	—	—	—	—	—	—	—	(777)	—	(777)	—	(777)
Stock-based compensation expense	—	—	—	—	—	16,639	—	—	—	16,639	353	16,992
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	—	293	—	—	(12,734)	—	—	—	(12,734)	—	(12,734)
Purchase of treasury stock	—	—	—	—	—	—	—	—	(100,882)	(100,882)	—	(100,882)
Adjustment of noncontrolling interests to redemption amount	(156)	—	—	—	—	156	—	—	—	156	—	156
Adjustment to the liquidation value of Vivian Health preferred shares	—	—	—	—	—	(1,178)	—	—	—	(1,178)	1,178	—
Other	—	—	—	—	—	49	—	—	—	49	—	49
Balance at September 30, 2025	$25,279	$8	83,239	$1	5,789	$5,923,410	$(566,206)	$(11,879)	$(554,848)	$4,790,486	$27,928	$4,818,414

Balance at December 31, 2024	$25,415	$8	84,831	$1	5,789	$6,380,700	$(538,974)	$(11,396)	$(252,441)	$5,577,898	$701,075	$6,278,973
Net earnings (loss)	244	—	—	—	—	—	(27,232)	—	—	(27,232)	1,316	(25,916)
Other comprehensive (loss) income, net of income taxes	—	—	—	—	—	—	—	(105)	—	(105)	433	328
Stock-based compensation expense	—	—	—	—	—	13,270	—	—	—	13,270	2,145	15,415
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	—	1,408	—	—	(57,913)	—	—	—	(57,913)	—	(57,913)
Forfeiture of the Company's former CEO's restricted common stock award	—	—	(3,000)	—	—	—	—	—	—	—	—	—
Withholding taxes paid on transfer of Angi Inc. Class B shares to the Company's former CEO	—	—	—	—	—	(9,347)	—	—	—	(9,347)	—	(9,347)
Issuance of Angi Inc. common stock pursuant to stock-based awards, net of withholding taxes, prior to the Distribution	—	—	—	—	—	(8,264)	—	4	—	(8,260)	3,688	(4,572)
Purchase of treasury stock	—	—	—	—	—	—	—	—	(302,407)	(302,407)	—	(302,407)
Purchase of Angi Inc. treasury stock prior to the Distribution	—	—	—	—	—	(10,688)	—	—	—	(10,688)	—	(10,688)
Adjustment of noncontrolling interests to redemption amount	(347)	—	—	—	—	347	—	—	—	347	—	347
Adjustment to the liquidation value of Vivian Health preferred shares	—	—	—	—	—	(2,198)	—	—	—	(2,198)	2,198	—
Distribution of the Company's investment in Angi Inc.	—	—	—	—	—	(1,065,612)	—	(382)	—	(1,065,994)	—	(1,065,994)
Elimination of Angi Inc. noncontrolling interest	—	—	—	—	—	682,927	—	—	—	682,927	(682,927)	—
Other	(33)	—	—	—	—	188	—	—	—	188	—	188
Balance at September 30, 2025	$25,279	$8	83,239	$1	5,789	$5,923,410	$(566,206)	$(11,879)	$(554,848)	$4,790,486	$27,928	$4,818,414

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

PEOPLE INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
	(In thousands)
Cash flows from operating activities attributable to continuing operations:
Net loss	$(247,891)	$(25,672)
Less: Loss on the sale of Care.com, net of income taxes	(78,300)	—
Less: Earnings from discontinued operations, net of income taxes	56	84,935
Net loss attributable to continuing operations	(169,647)	(110,607)
Adjustments to reconcile net loss attributable to continuing operations to net cash provided by operating activities attributable to continuing operations:
Unrealized loss (gain) on investment in MGM Resorts International	364,256	(648)
Stock-based compensation expense	76,491	12,797
Amortization of intangibles	57,321	67,357
Depreciation	24,044	26,744
Non-cash lease expense (including right-of-use asset impairments)	22,845	25,472
Net (gains) losses on sales of investments and businesses and downward adjustments to the carrying value of equity securities without readily determinable fair values	(170,375)	18,845
Deferred income taxes	(111,653)	(6,567)
Gain on sale of an unutilized domain name	(7,500)	—
Loss related to the allocation of a disputed gain on a real estate transaction	—	32,600
Net gains on amendments and early terminations of lease agreements	—	(42,193)
Other adjustments, net	4,101	8,729
Changes in assets and liabilities, net of effects of dispositions:
Accounts receivable	69,720	50,406
Other assets	1,916	(8,440)
Operating lease liabilities	(32,149)	(77,804)
Accounts payable and other liabilities	(26,179)	3,262
Income taxes payable and receivable	(1,358)	(2,822)
Deferred revenue	3,749	2,957
Net cash provided by operating activities attributable to continuing operations	105,582	88
Cash flows from investing activities attributable to continuing operations:
Capital expenditures	(25,337)	(12,633)
Net proceeds from the sale of Care.com	300,241	—
Purchase of MGM Resorts International common shares	(37,232)	—
Allocation of Angi Inc.'s cash in the Distribution	—	(386,563)
Proceeds from the sale of an unutilized domain name	7,500	—
Net proceeds from the sales of investments and businesses	185,131	9,856
Proceeds from the sale of a portion of the retirement investment fund	—	11,948
Other, net	3,849	7,474
Net cash provided by (used in) investing activities attributable to continuing operations	434,152	(369,918)
Cash flows from financing activities attributable to continuing operations:
Principal payments on the Term Loans	(18,375)	(1,430,148)
Net proceeds from the Term Loans refinancing	—	991,451
Proceeds from the issuance of the 2032 Notes	—	400,000
Debt issuance and deferred financing costs	—	(12,937)
Withholding taxes paid on behalf of employees on net settled stock-based awards	(42,201)	(67,053)
Purchases of treasury stock	(133,252)	(300,000)
Distributions from Angi Inc. pursuant to the tax sharing agreement	9,105	—
Other, net	(2,352)	(372)
Net cash used in financing activities attributable to continuing operations	(187,075)	(419,059)
Total net cash provided by (used in) continuing operations	352,659	(788,889)
Net cash (used in) provided by operating activities attributable to discontinued operations	(10,775)	24,611
Net cash used in investing activities attributable to discontinued operations	(48)	(13,743)
Net cash used in financing activities attributable to discontinued operations	—	(14,417)
Total net cash used in discontinued operations	(10,823)	(3,549)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(2,107)	651
Net increase (decrease) in cash and cash equivalents and restricted cash	339,729	(791,787)
Cash and cash equivalents and restricted cash at beginning of period	986,831	1,807,255
Cash and cash equivalents and restricted cash at end of period	$1,326,560	$1,015,468

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
A summary of the costs incurred, payments, related accrual and estimated remaining costs is presented below. All charges related to the Plan are included in “General and administrative expense” in the statement of operations. Severance and employee separation benefits and other costs related to the Plan are included in “Accrued expenses and other current liabilities” in the balance sheet.

Nine months ended September 30, 2026
(In thousands)
Balance at January 1	$—
Charges incurred, including stock-based compensation	56,529
Reversal of initial cost	(985)
Cash payments	(573)
Stock-based compensation (non-cash)	(43,385)
Balance at September 30	$11,586

	Three months ended September 30, 2026	Nine months ended September 30, 2026	Estimated Remaining Costs at September 30, 2026
	(In thousands)
Stock-based compensation expense(a)	$17,609	$43,385	$3,100
Severance and employee separation benefits	783	11,906	1,600
Other costs	55	253	100
Total charges	$18,447	$55,544	$4,800
_____________________
(a)    The total expected stock-based compensation expense of $46.5 million includes $30.8 million of expense associated with awards that were modified to vest in connection with the Plan and $15.7 million of expense associated with awards that accelerate based on the original terms of the award agreements.

PEOPLE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The estimates of the charges and expenditures that the Company expects to incur in connection with the Plan, and the timing thereof, are subject to a number of assumptions and actual amounts may differ from these estimates. In addition, the Company may incur other charges or cash expenditures not currently contemplated due to unanticipated events that may occur in connection with the implementation of the Plan.
In connection with the Plan and effective August 5, 2026, Neil Vogel, who previously served as Chief Executive Officer (“CEO”) of People Inc., and Timothy Quinn, who previously served as Chief Financial Officer (“CFO”) of People Inc. were appointed as CEO and CFO, respectively, of the Company. Effective as of the same date, Christopher Halpin ceased serving as Executive Vice President (“EVP”), Chief Operating Officer and CFO of the Company, and Kendall Handler ceased serving as EVP and Chief Legal Officer of the Company.
Discontinued Operations
Shutdown of Search Segment
On December 10, 2025, the Company received a notice of non-renewal (the “Notice”) from Google LLC of the services agreement, dated October 26, 2015 and as subsequently amended (the “Services Agreement”). As a result of the Notice, the Services Agreement was due to expire on March 31, 2026; the Services Agreement was extended through April 30, 2026, at which point the Services Agreement expired. In connection with the expiration of the Services Agreement the Company ceased operations of its Search segment, which are presented as discontinued operations within the Company’s consolidated financial statements for all periods presented.
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
The unaudited interim financial statements have been prepared in accordance with GAAP for interim financial information and with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and notes required by GAAP for complete annual financial statements. In the opinion of management, the unaudited interim financial statements include all normal recurring adjustments considered necessary for a fair presentation. Interim results are not necessarily indicative of the results that may be expected for the full year. The unaudited interim financial statements should be read in conjunction with the annual audited financial statements and notes thereto for the year ended December 31, 2025 included in the Current Report on Form 8-K filed with the SEC on September 11, 2026.

PEOPLE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Accounting Estimates
Management of the Company is required to make certain estimates, judgments and assumptions, during the preparation of its financial statements in accordance with GAAP. These estimates, judgments and assumptions affect the amounts reported in the financial statements and the disclosures in the accompanying notes. Actual results could differ from these estimates.
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
Deferred Revenue
Deferred revenue consists of payments received or amounts contractually due in advance of the Company’s performance obligation. The Company’s deferred revenue is reported on a contract-by-contract basis at the end of each reporting period. The Company classifies deferred revenue as current when the remaining term or expected completion of its performance obligation is one year or less.

PEOPLE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table presents the changes in deferred revenue:

	Nine Months Ended September 30,
	2026	2025
	(In thousands)
Balance at January 1	$19,068	$20,309
Beginning deferred revenue balance recognized during the period	(18,007)	(19,189)
Net change primarily due to timing of collections and recognition	22,158	22,521
Balance at September 30	$23,219	$23,641
Non-current deferred revenue was $0.1 million and less than $0.1 million at September 30, 2026 and December 31, 2025, respectively, and is included in “Other long-term liabilities” in the balance sheet.
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

PEOPLE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 2—FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
Investment in MGM

	September 30, 2026	December 31, 2025
	(In thousands)
Investment in MGM	$2,074,834	$2,401,858
At September 30, 2026, the Company owns 66.8 million common shares of MGM, which represents approximately 26.6% of MGM's common shares outstanding; including 1.0 million common shares purchased in the first quarter of 2026 for $37.2 million. The Company accounts for its investment in MGM under the equity method of accounting using the fair value option. The fair value of the investment in MGM is remeasured each reporting period based upon MGM’s closing stock price on the New York Stock Exchange on the last trading day in the reporting period; any unrealized pre-tax gains or losses are included in the statement of operations. For the three and nine months ended September 30, 2026, the Company recorded unrealized pre-tax losses of $1.1 billion and $364.3 million, respectively, from its investment in MGM. For the three and nine months ended September 30, 2025, the Company recorded unrealized pre-tax gains of $17.5 million and $0.6 million, respectively, from its investment in MGM. The cumulative unrealized net pre-tax gain through September 30, 2026 is $733.7 million. A $2.00 increase or decrease in the share price of MGM would result in an unrealized gain or loss, respectively, of $133.6 million.
The Company is party to a voting agreement with MGM and Barry Diller that was originally entered into on April 3, 2026 and amended on October 27, 2026 (as amended, “the Amended MGM Voting Agreement”).
Pursuant to the Amended MGM Voting Agreement, the Company, Mr. Diller and their controlled affiliates (the “Covered Entities”) have agreed not to acquire securities of MGM if doing so would cause them to beneficially own more than 29.9% of MGM’s outstanding common stock. If the Covered Entities’ beneficial ownership exceeds this threshold as a result of MGM’s repurchase of its securities, the Covered Entities will not be in breach of the Amended MGM Voting Agreement so long as they make no further acquisitions while above 29.9%. Additionally, for any matter, other than a change of control transaction, that is brought to a vote or consent of MGM’s stockholders, the Covered Entities have agreed to vote any voting securities they beneficially own in excess of 25.73% of the total voting power of MGM’s outstanding voting securities in the same manner as the majority of the voting securities of MGM (other than those held by the Covered Entities, MGM’s directors and executive officers, and any controlled affiliates of MGM’s directors or executive officers) are voted on such matters.
With respect to votes or consents in connection with a change of control transaction, the Covered Entities have agreed to vote all voting securities they beneficially own consistent with the recommendation of MGM’s Board of Directors (the “MGM Board”), so long as: (i) any directors designated by the Company under the Amended MGM Voting Agreement serve on any transaction committee of the MGM Board for that transaction (absent specific exceptions); (ii) the transaction is with a third party unaffiliated with MGM, its controlled affiliates, or its directors or executive officers; (iii) the Covered Entities’ equity securities receive the same consideration and treatment as securities of the same class held by other stockholders, unless the Covered Entities consent otherwise; and (iv) the transaction does not impose any new or additional restrictions on the Covered Entities with respect to the surviving or acquiring entity. If any of these conditions is not satisfied, the Covered Entities will not be subject to any voting restrictions in connection with that change of control transaction.
Under the Amended MGM Voting Agreement, MGM has agreed that as long as the Covered Entities are in compliance with such agreement, it will not implement any stockholder rights plan or other defensive measure or action primarily designed or intended to be adverse to the Covered Entities or that MGM knows would be disproportionately adverse to the Covered Entities relative to other holders of the same class of equity securities of MGM.

PEOPLE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The Amended MGM Voting Agreement automatically terminates upon the earliest of: (a) the Covered Entities collectively ceasing to beneficially own at least 17.5% of MGM’s outstanding voting securities; (b) the MGM Board’s failure to nominate two directors designated by the Company (if the Company has designated two directors) who qualify under MGM’s Corporate Governance Guidelines (“Qualified Directors”) to stand for election (the “Nomination Condition”); or (c) a change of control of MGM (excluding any change of control in which the Covered Entities are part of the group acquiring control, unless specifically approved by the MGM Board). If the Company chooses not to designate one or more directors, the Amended MGM Voting Agreement does not terminate. In order to satisfy the Nomination Condition, if at any time the MGM Board has fewer than two Company designated directors, the MGM Board must add Qualified Director(s) within one month of the Company’s designation (subject to required regulatory approvals). At the time of signing of the original agreement, Mr. Diller was deemed designated by the Company to serve on the MGM Board.
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
The following table presents MGM’s summarized financial information for the nine months ended September 30, 2026 and 2025. As noted above, the Company accounts for its investment in MGM under the equity method of accounting using the fair value option. As a result, the carrying value of our investment and the gain or loss in any given period are not necessarily correlated with the income statement information presented below.

	Nine months ended September 30,
	2026	2025
	(In thousands)
Revenues	$13,117,602	$12,932,416
Expenses	$12,261,268	$12,294,252
Net income	$536,788	$138,096
Net income (loss) attributable to MGM	$400,461	$(87,750)
Long-term Investments
Long-term investments consist of:

	September 30, 2026	December 31, 2025
	(In thousands)
Equity securities without readily determinable fair values	$394,277	$409,240
Total long-term investments	$394,277	$409,240
On August 4, 2026, the Company completed the sale of its limited partner stake in a third-party fund to a group of private investors for proceeds, net of transaction costs, of $185.1 million, resulting in a pre-tax gain of $174.9 million. During the first quarter of 2026, the Company recorded an impairment of $4.6 million related to an equity security without a readily determinable fair value included in the fund.

PEOPLE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Equity Securities without Readily Determinable Fair Values
The following table presents a summary of unrealized pre-tax gains and losses recorded in “Other income (expense), net” in the statement of operations as adjustments to the carrying value of equity securities without readily determinable fair values held at September 30, 2026 and 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Downward adjustments including impairments (gross unrealized pre-tax losses)	$—	$—	$—	$(28,945)
Total	$—	$—	$—	$(28,945)
The cumulative upward and downward adjustments (including impairments) to the carrying value of equity securities without readily determinable fair values held at September 30, 2026 were $31.4 million and $162.9 million, respectively.
Realized and unrealized pre-tax gains and losses for the Company’s investments without readily determinable fair values for the three and nine months ended September 30, 2026 and 2025 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Realized pre-tax gains, net, for equity securities sold	$174,949	$—	$174,987	$9,777
Unrealized pre-tax losses, net, on equity securities held	—	—	—	(28,945)
Net pre-tax gains (losses) recognized	$174,949	$—	$174,987	$(19,168)
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

PEOPLE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following tables present the Company’s financial instruments that are measured at fair value on a recurring basis:

	September 30, 2026
	Level 1	Level 2	Level 3	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$925,628	$—	$—	$925,628
Time deposits	—	20,793	—	20,793
Investment in MGM	2,074,834	—	—	2,074,834
Other current assets:
Interest rate swaps(a)	—	643	—	643
Total	$3,000,462	$21,436	$—	$3,021,898
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
Financial instruments measured at fair value only for disclosure purposes
The total fair value of the outstanding long-term debt, including the current portion, is estimated using observable market prices or indices for similar liabilities, which are Level 2 inputs, and was approximately $1.36 billion and $1.33 billion at September 30, 2026 and December 31, 2025, respectively.

PEOPLE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 3—LONG-TERM DEBT
Long-term debt consists of:

	September 30, 2026	December 31, 2025
	(In thousands)
Term Loan A-1 due May 14, 2030	$328,125	$341,250
Term Loan B-2 due June 16, 2032	694,750	700,000
7.625% Senior Secured Notes due June 15, 2032; interest payable each June 15 and December 15	400,000	400,000
Total long-term debt	1,422,875	1,441,250
Less: current portion of long-term debt	24,500	24,500
Less: original issue discount	3,046	3,397
Less: unamortized debt issuance costs	10,665	12,029
Total long-term debt, net	$1,384,664	$1,401,324
In the second quarter of 2025, People Inc. completed the refinancing and replacement of its then outstanding debt, which comprised the then existing term loans, with a combination of new term loans and senior secured notes. People Inc. also replaced its revolving credit facility. As a result of the refinancing and replacement transaction, People Inc. recorded an extinguishment loss of $8.5 million during the second quarter of 2025 to write off a pro-rata amount of unamortized capitalized costs and the original issue discount related to the previously outstanding Term Loans and the then existing revolving credit facility. The extinguishment loss is recorded in “Interest expense” in the statement of operations. Fees incurred of $0.6 million that did not qualify for capitalization are recorded in “Other income (expense), net” in the statement of operations.
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
People Inc. has never borrowed under its revolving credit facilities. The annual commitment fee on undrawn funds is based on People Inc.’s most recently reported consolidated net leverage ratio, as defined in the governing agreements, and was 35 basis points at both September 30, 2026 and December 31, 2025. Any borrowings under the Revolving Facility would bear interest, at People Inc.’s option, at either a base rate or secured overnight financing rate (“SOFR”), plus an applicable margin, which is based on People Inc.’s consolidated net leverage ratio, as defined in the governing agreements.
As of the last day of any calendar quarter, People Inc. is required to maintain certain consolidated net leverage ratios, as defined in the governing agreements. If defined consolidated net leverage ratios are exceeded or if an event of default has occurred, the governing agreements contain additional covenants that would limit People Inc.’s ability to pay dividends, incur incremental secured indebtedness or make distributions or certain investments. As a result, the Company may not be able to freely access People Inc.’s cash. People Inc.’s consolidated net leverage ratio was in compliance for the test periods ended September 30, 2026 and December 31, 2025.

PEOPLE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The governing agreements allow the Company to contribute cash to People Inc., which the Company has done in the past and may do so in the future, to provide, among other things, additional liquidity to improve People Inc.’s consolidated net leverage ratios for any test period, which may result in improved interest rates on the Term Loan A-1 and reduced commitment fees on the Revolving Facility. The governing agreements also allow People Inc. to make distributions to the Company in amounts not to exceed these capital contributions, provided that no default has occurred and is continuing. No quarterly contributions have been made to People Inc. since the $55.0 million contribution that the Company made in September 2025, which People Inc. distributed back to the Company in October 2025; therefore, there were no pending contributions or distributions outstanding as of September 30, 2026 and December 31, 2025. In June 2025, the Company contributed $80.0 million, to People Inc., which People Inc. subsequently distributed to the Company in July 2025. The June contribution resulted in an improvement to People Inc.’s consolidated net leverage ratio that enabled People Inc. to reduce the interest rate on the Term Loan A-1 and the commitment fee on the Revolving Facility during the third quarter of 2025.
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
Interest Rates and Interest Rate Swaps:
At September 30, 2026 and December 31, 2025, the Term Loan A-1 bore interest at SOFR plus 2.00%, or 5.90% and 5.73%, respectively. At September 30, 2026 and December 31, 2025, the Term Loan B-2 bore interest at SOFR, subject to a minimum of 0.50%, plus 3.50%, or 7.18% and 7.37%, respectively. Interest payments are due at least quarterly through the respective maturity dates of the Term Loans.
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

PEOPLE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
People Inc. has designated the interest rate swaps as cash flow hedges and applies hedge accounting to these contracts in accordance with FASB ASC Topic 815, Derivatives and Hedging. Hedge effectiveness was assessed at the time of entering into the interest rate swaps and it was determined they are expected to be highly effective. People Inc. evaluates the hedge effectiveness of the interest rate swaps quarterly, or more frequently, if necessary, by verifying (i) that the critical terms of the interest rate swaps continue to match the critical terms of the hedged interest payments and (ii) that it is probable the counterparties will not default. If the two requirements are met, the interest rate swaps are determined to be effective and all changes in the fair value of the interest rate swaps are recorded in “Accumulated other comprehensive loss.” As cash flow hedges, the interest rate swaps are recognized at fair value on the balance sheet as either assets or liabilities, with the changes in fair value recorded in “Accumulated other comprehensive loss” in the balance sheet. Realized gains or losses are reclassified into “Interest expense” in the statement of operations. The cash flows related to interest settlements of the hedged monthly interest payments are classified as operating activities in the statement of cash flows, consistent with the interest expense on the related debt instrument. See “Note 5—Accumulated Other Comprehensive Loss” for the net unrealized gains and losses before reclassifications in “Accumulated other comprehensive loss” and realized gains and losses reclassified into “Interest expense” for the three and nine months ended September 30, 2026 and 2025.
NOTE 4—SHAREHOLDERS' EQUITY
Voting Agreement
On June 22, 2026, the Company entered into a voting agreement (the “Diller Voting Agreement”) with Barry Diller, Diane von Furstenberg and Alexander von Furstenberg (the “Voting Agreement Parties”). Pursuant to the Diller Voting Agreement, the Voting Agreement Parties agreed to, and to use commercially reasonable efforts to cause other affiliated persons and entities to, cause any shares of Company voting securities they beneficially own representing in excess of 48.5% of the Company's total voting power to be voted in the same proportion as the Company's other voting stockholders (other than the Voting Agreement Parties, certain of their affiliated persons and entities, certain directors and officers of People Incorporated, and immediate family members of the foregoing) on each matter brought before the Company's stockholders at an annual or special meeting or by written consent of Company stockholders. The proportional voting requirement does not apply to certain matters, including matters requiring a separate class vote, unless specified ownership thresholds are met.
The Diller Voting Agreement also provides that the Voting Agreement Parties and certain of their affiliated persons and entities will not initiate or participate in any action by written consent of the Company's stockholders unless directed by an independent committee of disinterested directors of the Company's board of directors.
The Diller Voting Agreement automatically terminates upon the earlier of: (a) the Voting Agreement Parties and their affiliates collectively ceasing to beneficially own at least 30% of the Company's total voting power; or (b) a change of control of the Company.
Common Stock Repurchases
On June 16, 2026, in connection with the execution of the Diller Voting Agreement, described above, the board of directors of the Company approved an authorization for the Company to repurchase an additional 10 million shares of the Company’s common stock. At September 30, 2026, the Company has 12.5 million shares remaining under its authorization. Share repurchases can be made over an indefinite period of time in the open market and in privately negotiated transactions, depending on those factors management deems relevant at any particular time, including, without limitation, market conditions, price and future outlook.

PEOPLE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 5—ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables present the components of accumulated other comprehensive loss, net of income taxes.

	Three Months Ended September 30, 2026			Three Months Ended September 30, 2025
	Foreign Currency Translation Adjustment	Unrealized Gains On Interest Rate Swaps	Accumulated Other Comprehensive (Loss) Income	Foreign Currency Translation Adjustment	Unrealized (Losses) Gains On Interest Rate Swaps	Accumulated Other Comprehensive Loss
	(In thousands)
Balance at July 1	$(13,944)	$181	$(13,763)	$(9,799)	$(1,303)	$(11,102)
Other comprehensive (loss) income before reclassifications	(263)	182	(81)	(619)	294	(325)
Amounts reclassified to earnings	—	125	125	—	(452)	(452)
Net current period other comprehensive (loss) income	(263)	307	44	(619)	(158)	(777)
Balance at September 30	$(14,207)	$488	$(13,719)	$(10,418)	$(1,461)	$(11,879)

	Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025
	Foreign Currency Translation Adjustment	Unrealized (Losses) Gains On Interest Rate Swaps	Accumulated Other Comprehensive (Loss) Income	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) On Interest Rate Swaps	Accumulated Other Comprehensive (Loss) Income
	(In thousands)
Balance at January 1	$(10,308)	$(1,534)	$(11,842)	$(12,703)	$1,307	$(11,396)
Other comprehensive (loss) income before reclassifications	(1,358)	1,626	268	2,663	(1,423)	1,240
Amounts reclassified to earnings	(2,541)	396	(2,145)	—	(1,345)	(1,345)
Net current period other comprehensive (loss) income	(3,899)	2,022	(1,877)	2,663	(2,768)	(105)
Accumulated other comprehensive loss allocated to noncontrolling interests during the period	—	—	—	4	—	4
Distribution of Angi	—	—	—	(382)	—	(382)
Balance at September 30	$(14,207)	$488	$(13,719)	$(10,418)	$(1,461)	$(11,879)
The amount reclassified out of foreign currency translation adjustment into earnings for the nine months ended September 30, 2026 relates to the sale of Care.com on March 16, 2026 and is recorded in “Loss on the sale of Care.com, net of income taxes” in the statement of operations.
At September 30, 2026, $0.6 million is expected to be reclassified into interest expense as net realized gains related to interest rate swaps, which mature on April 1, 2027.
At September 30, 2026 and 2025, there was $0.2 million of deferred income tax provision and $0.5 million of deferred income tax benefit, respectively, related to unrealized gains and losses on interest rate swaps.

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
The following table presents revenue by reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
People Inc.(a)
Digital	$288,531	$283,167	$831,700	$791,686
Print	127,598	152,594	398,075	474,127
Intersegment eliminations(b)	(6,260)	(5,934)	(17,490)	(15,545)
Total People Inc.	409,869	429,827	1,212,285	1,250,268
Emerging & Other	20,951	17,288	61,078	51,452
Intersegment eliminations	—	—	(10)	(1)
Total	$430,820	$447,115	$1,273,353	$1,301,719
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

PEOPLE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Disaggregated Revenue
The following table presents the revenue of the Company’s segments disaggregated by type of service:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
People Inc.(a)
Digital:
Advertising revenue	$161,895	$175,349	$482,507	$495,038
Performance marketing revenue	73,911	72,395	208,784	190,716
Licensing and other revenue	52,725	35,423	140,409	105,932
Total Digital revenue	288,531	283,167	831,700	791,686
Print:
Subscription revenue	53,978	71,294	173,696	219,110
Advertising revenue	33,274	38,695	92,611	112,732
Newsstand revenue	24,263	25,510	77,500	80,134
Project and other revenue	12,690	11,816	39,844	43,120
Performance marketing revenue	3,393	5,279	14,424	19,031
Total Print revenue	127,598	152,594	398,075	474,127
Intersegment eliminations(b)	(6,260)	(5,934)	(17,490)	(15,545)
Total People Inc. revenue	$409,869	$429,827	$1,212,285	$1,250,268
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Session-based	$163,575	$174,175	$478,634	$491,636
Non-session-based	124,956	108,992	353,066	300,050
Total Digital revenue	$288,531	$283,167	$831,700	$791,686

PEOPLE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Segment Expenses
The following table presents the significant segment expenses regularly provided to the CODM for each of the Company’s reportable segments that are included in determining Segment Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), which is the Company’s segment reporting performance measure:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
People Inc.(a)
Digital:
Cost of revenue	$83,636	$85,802	$245,878	$247,728
Selling and marketing expense	76,762	70,026	221,748	201,730
General and administrative expense	26,543	26,555	79,676	80,131
Product development expense	29,633	27,584	87,898	84,226
Total Digital expenses	216,574	209,967	635,200	613,815
Print:
Cost of revenue	67,762	74,453	205,497	222,641
Selling and marketing expense	41,963	54,291	137,975	174,960
General and administrative expense	8,402	10,175	26,975	29,141
Product development expense	1,128	1,449	3,658	4,313
Total Print expenses	119,255	140,368	374,105	431,055
Other:
Other (unallocated corporate costs)	9,934	9,711	30,843	31,404
Intersegment eliminations	(6,260)	(5,934)	(17,490)	(15,545)
Total People Inc. expenses	$339,503	$354,112	$1,022,658	$1,060,729
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
Prior to the second quarter of 2026, Adjusted EBITDA was defined as operating income excluding: (1) stock-based compensation expense; (2) depreciation; and (3) acquisition-related items consisting of (i) amortization of intangible assets and impairments of goodwill and intangible assets, and (ii) gains and losses recognized on changes in the fair value of contingent consideration arrangements. Beginning with the second quarter of 2026, the Company revised its definition of Adjusted EBITDA to also exclude (4) other specific items, including subsequent true-up adjustments related to such items, that management believes are not representative of the Company’s core ongoing operating performance and certain items that affect comparability between periods. Adjusted EBITDA has been recast to reflect the revised definition for all periods presented.
Approximately one-half of our consolidated annual Adjusted EBITDA is generated in the fourth quarter of each fiscal year. This is due to the concentration of spending by advertisers, which drives higher Advertising revenue, and consumer spending, which drives higher Performance marketing revenue, during the year-end holiday selling season at People Inc.

PEOPLE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table presents a summary of Segment Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
People Inc.(a)
Digital	$71,957	$73,200	$196,500	$177,871
Print	8,343	12,226	23,970	43,072
Other (unallocated corporate costs)	(9,934)	(9,711)	(30,843)	(31,404)
Total People Inc.	70,366	75,715	189,627	189,539
Emerging & Other	3,838	1,337	10,676	3,065
Total Segment Adjusted EBITDA	$74,204	$77,052	$200,303	$192,604
The following table reconciles total Segment Adjusted EBITDA to loss from continuing operations before income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Total Segment Adjusted EBITDA	$74,204	$77,052	$200,303	$192,604
Corporate Adjusted EBITDA loss	(19,428)	(21,978)	(60,326)	(66,522)
Stock-based compensation expense(c)	(25,082)	(15,877)	(76,491)	(12,797)
Depreciation	(9,226)	(8,235)	(24,044)	(26,744)
Amortization of intangibles	(19,237)	(22,521)	(57,321)	(67,357)
Restructuring costs, including certain severance and employee separation benefits	(1,149)	(15,434)	(12,938)	(32,438)
Gains and (losses) from lease impairments, terminations and amendments and certain asset sales	(176)	5,240	81	41,214
Transaction-related costs	(1,771)	(1,368)	(8,026)	(6,066)
Litigation matters	(1,182)	(24,124)	(10,388)	(35,528)
Interest expense	(26,048)	(27,636)	(77,771)	(93,117)
Unrealized (loss) gain on investment in MGM Resorts International	(1,119,943)	17,476	(364,256)	648
Other income (expense), net	185,770	(18,447)	210,400	(8,019)
Loss from continuing operations before income taxes	$(963,268)	$(55,852)	$(280,777)	$(114,122)
_____________________
(c)    The nine months ended September 30, 2025 reflect the reversal of $49.8 million of previously recognized stock-based compensation expense related to the forfeiture of our former Chief Executive Officer’s (“CEO”) restricted stock award pursuant to an employment transition agreement (the “Employment Transition Agreement”) entered into on January 13, 2025, partially offset by $14.9 million of stock-based compensation expense related to the transfer of 5.0 million Class B shares of Angi held by the Company to our former CEO prior to the Distribution pursuant to the Employment Transition Agreement.

PEOPLE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Segment Assets
Segment asset information is not regularly presented to the CODM.
Capital Expenditures
The following table presents capital expenditures:

	Nine Months Ended September 30,
	2026	2025
	(In thousands)
People Inc.	$24,982	$12,212
Corporate	355	421
Total	$25,337	$12,633
NOTE 7—PENSION AND POST-RETIREMENT BENEFIT PLANS
The following tables present the components of net periodic benefit (credit) cost for the People Inc. pension and post-retirement benefit plans:

	Three Months Ended September 30, 2026			Three Months Ended September 30, 2025
	Pension		Post-Retirement	Pension		Post-Retirement
	U.S.	International	U.S.	U.S.	International	U.S.
	(In thousands)
Interest cost	$18	$5,869	$45	$33	$5,532	$53
Expected return on plan assets	—	(5,819)	—	—	(5,518)	—
Actuarial (gain) loss recognition	(62)	—	—	20	—	—
Net periodic benefit (credit) cost	$(44)	$50	$45	$53	$14	$53

	Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025
	Pension		Post-Retirement	Pension		Post-Retirement
	U.S.	International	U.S.	U.S.	International	U.S.
	(In thousands)
Interest cost	$65	$17,618	$135	$107	$16,140	$159
Expected return on plan assets	—	(17,467)	—	—	(16,102)	—
Actuarial (gain) loss recognition	(61)	—	—	60	—	—
Net periodic benefit cost	$4	$151	$135	$167	$38	$159

The components of net periodic benefit (credit) cost are included in “Other income (expense), net” in the statement of operations.
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

PEOPLE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The computation of the estimated annual effective income tax rate at each interim period requires certain estimates and assumptions including, but not limited to, the expected pre-tax income (or loss) for the year, projections of the proportion of income (and/or loss) earned and taxed in foreign jurisdictions, permanent and temporary differences and the likelihood of the realization of deferred income tax assets generated in the current year. The accounting estimates used to compute the provision or benefit for income taxes may change as new events occur, more experience is acquired, additional information is obtained or the Company’s income tax environment changes. To the extent that the estimated annual effective income tax rate changes during a quarter, the effect of the change on prior quarters is included in income tax provision or benefit in the quarter in which the change occurs. Included in the income tax provision for the three months ended September 30, 2026 was a benefit of $5.6 million due to a higher estimated annual effective income tax rate from that applied to the first half of the year’s ordinary loss. The higher estimated annual effective rate was due primarily to an increase in forecasted non-deductible executive compensation costs.

For the three months ended September 30, 2026, the Company recorded an income tax benefit of $278.4 million, which represents an effective income tax rate of 29%, which was higher than the statutory rate of 21% due primarily to the realization of a capital loss and state taxes. For the nine months ended September 30, 2026, the Company recorded an income tax benefit of $111.1 million, which represents an effective income tax rate of 40%, which was higher than the statutory rate of 21% due primarily to the realization of a capital loss and state taxes, partially offset by research credits. For the three months ended September 30, 2025, the Company recorded an income tax benefit of $3.1 million, which represents an effective income tax rate of 6%, which was lower than the statutory rate of 21% due primarily to non-deductible compensation expense and state taxes, partially offset by excess tax benefits generated by the exercise of stock-based awards and research credits. For the nine months ended September 30, 2025, the Company recorded an income tax benefit of $3.5 million, which represents an effective income tax rate of 3%, which was lower than the statutory rate of 21% due primarily to non-deductible compensation expense, a deferred tax adjustment and state taxes, partially offset by research credits.
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
The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in the income tax provision. At September 30, 2026 and December 31, 2025, accruals for interest and penalties are not material.
At September 30, 2026 and December 31, 2025, unrecognized tax benefits, including interest and penalties, were $13.8 million and $13.0 million, respectively. Unrecognized tax benefits, including interest and penalties, at September 30, 2026 increased by $0.8 million due primarily to research credits, partially offset by a settlement. If unrecognized tax benefits at September 30, 2026 are subsequently recognized, $12.9 million, net of related deferred income tax assets and interest, would reduce income tax expense. The comparable amount at December 31, 2025 was $12.1 million.

PEOPLE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
Diluted EPS is computed by dividing net earnings (loss) attributable to holders of the Company’s common stock and Class B common stock by the weighted-average number of common stock and Class B common stock outstanding plus dilutive securities, if applicable, during the period.
The numerator and denominator of basic and diluted EPS computations for the Company’s common stock and Class B common stock are calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands, except per share data)
Basic EPS:
Numerator:
Net loss from continuing operations	$(684,900)	$(52,744)	$(169,647)	$(110,607)
Net (earnings) loss from continuing operations attributable to noncontrolling interests	(2,431)	(142)	(4,631)	688
Net loss from continuing operations attributable to People Incorporated common stock and Class B common stock shareholders	(687,331)	(52,886)	(174,278)	(109,919)

Loss on the sale of Care.com, net of income taxes	—	—	(78,300)	—
(Loss) earnings from discontinued operations, net of income taxes	(160)	31,007	56	84,935
Net earnings from discontinued operations attributable to noncontrolling interests	—	—	—	(2,248)
Net (loss) earnings from discontinued operations attributable to People Incorporated common stock and Class B common stock shareholders	(160)	31,007	(78,244)	82,687

Net loss attributable to People Incorporated common stock and Class B common stock shareholders	$(687,491)	$(21,879)	$(252,522)	$(27,232)

Denominator:
Weighted average basic People Incorporated common stock and Class B common stock shares outstanding	75,122	79,629	75,554	80,804

(Loss) earnings per share:
Loss per share from continuing operations attributable to People Incorporated common stock and Class B common stock shareholders	$(9.15)	$(0.66)	$(2.31)	$(1.36)
Earnings (loss) per share from discontinued operations, net of income taxes, attributable to People Incorporated common stock and Class B common stock shareholders	—	0.39	(1.03)	1.02
Loss per share attributable to People Incorporated common stock and Class B common stock shareholders	$(9.15)	$(0.27)	$(3.34)	$(0.34)

PEOPLE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands, except per share data)
Diluted EPS:
Numerator:
Net loss from continuing operations	$(684,900)	$(52,744)	$(169,647)	$(110,607)
Net (earnings) loss from continuing operations attributable to noncontrolling interests	(2,431)	(142)	(4,631)	688
Net loss from continuing operations attributable to People Incorporated common stock and Class B common stock shareholders	(687,331)	(52,886)	(174,278)	(109,919)

Loss on the sale of Care.com, net of income taxes	—	—	(78,300)	—
(Loss) earnings from discontinued operations, net of income taxes	(160)	31,007	56	84,935
Net earnings from discontinued operations attributable to noncontrolling interests	—	—	—	(2,248)
Net (loss) earnings from discontinued operations attributable to People Incorporated common stock and Class B common stock shareholders	(160)	31,007	(78,244)	82,687

Net loss attributable to People Incorporated common stock and Class B common stock shareholders	$(687,491)	$(21,879)	$(252,522)	$(27,232)

Denominator:
Weighted average basic People Incorporated common stock and Class B common stock shares outstanding	75,122	79,629	75,554	80,804
Dilutive securities(a)	—	—	—	—
Denominator for earnings per share—weighted average shares(a)	75,122	79,629	75,554	80,804

(Loss) earnings per share:
Loss per share from continuing operations attributable to People Incorporated common stock and Class B common stock shareholders	$(9.15)	$(0.66)	$(2.31)	$(1.36)
Earnings (loss) per share from discontinued operations, net of income taxes, attributable to People Incorporated common stock and Class B common stock shareholders	—	0.39	(1.03)	1.02
Loss per share attributable to People Incorporated common stock and Class B common stock shareholders	$(9.15)	$(0.27)	$(3.34)	$(0.34)
_____________________
(a)    For both the three and nine months ended September 30, 2026 and 2025 the Company had losses from continuing operations and as a result approximately 2.1 million and 3.8 million, respectively, of potentially dilutive securities were excluded from computing diluted EPS because the impact would have been anti-dilutive. Accordingly, the weighted average basic shares outstanding were used to compute the diluted EPS amounts.

PEOPLE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 10—FINANCIAL STATEMENT DETAILS
Cash and Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the balance sheet to the total amounts shown in the statement of cash flows:

	September 30, 2026	December 31, 2025	September 30, 2025	December 31, 2024
	(In thousands)
Cash and cash equivalents	$1,318,784	$941,311	$987,602	$1,363,548
Restricted cash included in other current assets	—	—	—	7,195
Restricted cash included in other non-current assets	7,776	7,861	7,732	—
Cash, cash equivalents, and restricted cash included in current assets of discontinued operations	—	37,659	20,134	436,401
Restricted cash included in other non-current assets of discontinued operations	—	—	—	111
Total cash and cash equivalents and restricted cash as shown on the statement of cash flows	$1,326,560	$986,831	$1,015,468	$1,807,255
Restricted cash in all periods presented principally consists of cash held in escrow related to the funded pension plan in the United Kingdom at People Inc.
The following table presents the cash and cash equivalents by geographic location:

	September 30, 2026	December 31, 2025	September 30, 2025	December 31, 2024
	(In thousands)
Cash and cash equivalents at People Inc.:
United States	$348,434	$261,904	$258,366	$230,436
All other countries	23,998	22,414	22,004	19,491
Total cash and cash equivalents at People Inc.	372,432	284,318	280,370	249,927

Cash and cash equivalents at entities excluding People Inc.
United States	944,092	653,480	693,157	1,086,888
All other countries	2,260	3,513	14,075	26,733
Total cash and cash equivalents at entities excluding People Inc.	946,352	656,993	707,232	1,113,621

Total cash and cash equivalents	$1,318,784	$941,311	$987,602	$1,363,548

PEOPLE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Credit Losses
The following table presents the changes in the allowance for credit losses:

	Nine Months Ended September 30,
	2026	2025
	(In thousands)
Balance at January 1	$8,707	$6,677
Current period provision for credit losses	3,389	2,861
Write-offs charged against the allowance	(7,080)	(4,252)
Recoveries collected	26	80
Balance at September 30	$5,042	$5,366
Accumulated Depreciation and Amortization
The following table provides the accumulated depreciation and amortization within the balance sheet:

Asset Category	September 30, 2026	December 31, 2025
	(In thousands)
Buildings, equipment, leasehold improvements and capitalized software	$205,299	$189,604
Intangible assets	$683,583	$636,395
Other income (expense), net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Net gains (losses) on sales of investments and businesses and downward adjustments to the carrying value of equity securities without readily determinable fair values (a)	$174,949	$—	$170,375	$(18,845)
Interest income	9,771	11,326	28,403	36,859
Gain on sale of an unutilized domain name	—	—	7,500	—
Loss related to the allocation of a disputed gain on a real estate transaction(b)	—	(32,600)	—	(32,600)
Other	1,050	2,827	4,122	6,567
Other income (expense), net	$185,770	$(18,447)	$210,400	$(8,019)
_____________________
(a)    The three and nine months ended September 30, 2026 include a pre-tax gain of $174.9 million from the sale of the Company’s limited partner stake in a third-party fund. During the first quarter of 2026, the Company recorded an impairment of $4.6 million related to an equity security without a readily determinable fair value included in the fund. See “Note 2—Financial Instruments and Fair Value Measurements” for additional information.
(b)    See “Note 11—Contingencies” for additional information.

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
People Inc. Ad-Tech Antitrust Litigation against Google
On August 29, 2025, the Company’s People Inc. subsidiary filed an action in the United States District Court for the Southern District of New York against Google LLC and Alphabet Inc. (collectively, “Google”), alleging violations of federal antitrust and state law arising out of anticompetitive practices by Google in the ad-tech industry in connection with the sale of ad inventory for display on People Inc.’s online properties. The lawsuit follows on the Government’s antitrust enforcement action against Google, in which a federal district judge has ruled that Google acquired, maintained, and misused monopoly power in the publisher ad-server and ad-exchange markets, and tied use of its publisher ad server to use of its ad exchange, in violation of the Sherman Act. People Inc.’s complaint asserts federal antitrust claims for monopolization and attempted monopolization of the publisher ad-server and ad-exchange markets and for unlawful tying in violation of the Sherman Act, as well as various state-law claims, and seeks among other things declaratory and injunctive relief and damages, including treble damages, in an amount to be determined at trial.
People Inc.’s lawsuit is part of a consolidated multidistrict litigation comprised of similar lawsuits filed by other online publishers, all pending before the same judge in the Southern District of New York. On October 27, 2025, in a ruling in one of the earlier-filed publisher lawsuits, the presiding judge held that Google is precluded from relitigating certain issues previously decided against it in the Government’s case, including (i) that publisher ad servers and ad exchanges are separate, distinct and worldwide markets for antitrust purposes, (ii) that Google engaged in five separate types of anticompetitive conduct in willfully acquiring and maintaining monopoly power in the publisher ad-server and ad-exchange markets and (iii) that Google unlawfully tied its publisher ad server to its ad exchange in violation of the Sherman Act.
On November 24, 2025, Google filed a motion to dismiss the state-law claims (but not the federal antitrust claims) in People Inc.’s complaint. People Inc. opposed the motion, which remains pending. Fact discovery in the case is complete, and expert discovery is underway. People Inc. intends to vigorously pursue its claims in this action, but there is no guarantee that its efforts will be successful.
Disputed Gain on Real Estate Transaction
On October 24, 2025, the Company received an adverse jury verdict in a lawsuit related to the allocation of a gain recorded in 2015 related to a real estate transaction. The original gain was $34.3 million and was initially recorded as a non-operating gain in “Other income (expense), net” in the year ended December 31, 2015. The proceeds have been and continue to be held in escrow since the transaction occurred in 2015. The total amount held in escrow at September 30, 2026 and December 31, 2025 was $39.4 million and $38.3 million, respectively. The Company recorded a net non-operating loss of $19.2 million in “Other income (expense), net” in the statement of operations in the latter half of 2025 following this verdict and the subsequent court ruling that the plaintiffs were not entitled to statutory prejudgment interest. The amounts held in escrow, net of the portion allocable to the plaintiffs, at September 30, 2026 and December 31, 2025 of $19.5 million and $19.0 million, respectively, are included in “Other current assets” in the balance sheet. The Company’s motion before the trial court to set aside the jury’s verdict remains pending.

PEOPLE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 12—RELATED PARTY TRANSACTIONS
People Incorporated and Expedia Group
At September 30, 2026, the Company and Expedia Group each have a 50% ownership interest in two aircraft that may be used by both companies. Members of the aircraft flight crews are employed by an entity in which the Company and Expedia Group each have a 50% ownership interest. Historically, the Company and Expedia Group allocated fixed costs, including flight crew compensation and benefits, 50% to each company and shared variable costs pro-rata according to each company’s respective usage of the aircraft, for which they were separately billed by the entity described above. In December of 2025, the Company and Expedia Group amended their cost sharing arrangement to reflect the allocation of all costs on a pro-rata basis according to each company’s respective usage of the aircraft, with the exception of costs related to flights taken by Mr. Diller, of which each of the Company and Expedia Group continue to be responsible for 50%. The Company and Expedia Group are related parties because Mr. Diller serves as Chairman and Senior Executive of both the Company and Expedia Group. For both the three and nine months ended September 30, 2026 and 2025, the payments made to this entity by the Company were not material.
Expedia Group had the use of an aircraft owned 100% by a subsidiary of the Company on a cost basis until the sale of such aircraft during the fourth quarter of 2025. For the three and nine months ended September 30, 2025, the payments made by Expedia Group to the Company pursuant to this arrangement were not material.
During the fourth quarter of 2025, the Company and Expedia Group entered into an arrangement to share security costs for Mr. Diller, with each company responsible for 50% of such costs. For the three and nine months ended September 30, 2026, amounts pursuant to this arrangement were not material.
Expedia Group occupies office space in the Company’s New York City headquarters building. The total payments pursuant to this lease agreement, which expires September 2029, are not material.
Voting Agreements
The Company is party to a voting agreement with MGM and Barry Diller that was originally entered into on April 3, 2026 and amended on October 27, 2026. See “Note 2—Financial Instruments and Fair Value Measurements” for additional information.
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
The components of assets and liabilities reflected as discontinued operations in the balance sheet consists of the following:

PEOPLE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	September 30, 2026	December 31, 2025
	Search	Care.com	Search	Total
	(In thousands)
Current assets
Cash and cash equivalents	$—	$18,900	$—	$18,900
Accounts receivable, net	—	32,197	6,809	39,006
Other current assets	27	33,536	4,274	37,810
Total current assets of discontinued operations	$27	$84,633	$11,083	$95,716

Non-current assets
Capitalized software, leasehold improvements and equipment, net	$—	$2,999	$—	$2,999
Goodwill	—	283,445	—	283,445
Intangible assets, net	—	71,479	—	71,479
Deferred income taxes	—	64,309	—	64,309
Other non-current assets	—	4,727	2,436	7,163
Total non-current assets of discontinued operations	$—	$426,959	$2,436	$429,395

Current liabilities
Accounts payable, trade	$10	$635	$7,025	$7,660
Deferred revenue	—	31,289	—	31,289
Accrued expenses and other current liabilities	2,165	44,723	12,442	57,165
Total current liabilities of discontinued operations	$2,175	$76,647	$19,467	$96,114

Non-current liabilities
Deferred income taxes	$—	$4,167	$—	$4,167
Other non-current liabilities	—	4,490	—	4,490
Total non-current liabilities of discontinued operations	$—	$8,657	$—	$8,657
The components of (loss) earnings from discontinued operations in the statement of operations consists of the following:

Three Months Ended September 30, 2026
Search
(In thousands)
Revenue	$15
Operating costs and expenses:
Cost of revenue	196
Selling and marketing expense	17
General and administrative expense	62
Product development expense	(50)
Total operating costs and expenses	225
Loss from discontinued operations before income taxes	(210)
Income tax benefit	50
Loss from discontinued operations, net of income taxes	$(160)

PEOPLE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Nine Months Ended September 30, 2026
	Care.com	Search	Angi	Total
	(In thousands)
Revenue	$73,559	$17,468	$—	$91,027
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	15,818	8,415	—	24,233
Selling and marketing expense	20,301	10,851	—	31,152
General and administrative expense(a)	14,217	2,313	(1,460)	15,070
Product development expense	10,389	5,127	—	15,516
Depreciation	250	—	—	250
Amortization of intangibles	596	—	—	596
Total operating costs and expenses	61,571	26,706	(1,460)	86,817
Operating income (loss) from discontinued operations	11,988	(9,238)	1,460	4,210
Other (expense) income, net	(324)	8	—	(316)
Earnings (loss) from discontinued operations before income taxes	11,664	(9,230)	1,460	3,894
Income tax (provision) benefit	(5,555)	2,061	(344)	(3,838)
Earnings (loss) from discontinued operations, net of income taxes	$6,109	$(7,169)	$1,116	$56
_____________________
(a)    Angi represents $1.5 million related to non-income taxes with a corresponding adjustment to additional paid-in-capital, following the repeal of Canada’s digital service tax in the first quarter of 2026.

	Three Months Ended September 30, 2025
	Care.com	Search	Total
	(In thousands)
Revenue	$90,786	$51,892	$142,678
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	20,784	14,820	35,604
Selling and marketing expense	27,825	30,416	58,241
General and administrative expense	21,961	2,310	24,271
Product development expense	13,522	2,444	15,966
Depreciation	761	—	761
Amortization of intangibles	990	—	990
Total operating costs and expenses	85,843	49,990	135,833
Operating income from discontinued operations	4,943	1,902	6,845
Other income, net	11	—	11
Earnings from discontinued operations before income taxes	4,954	1,902	6,856
Income tax benefit	22,101	2,050	24,151
Earnings from discontinued operations, net of income taxes	$27,055	$3,952	$31,007

PEOPLE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Nine Months Ended September 30, 2025
	Care.com	Search	Angi	Intersegment Eliminations	Total
	(In thousands)
Revenue	$261,599	$183,911	$245,913	$(19)	$691,404
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	58,084	67,858	13,015	—	138,957
Selling and marketing expense	76,904	92,738	118,541	—	288,183
General and administrative expense(b)	60,318	6,199	56,983	(19)	123,481
Product development expense	41,447	7,083	27,087	—	75,617
Depreciation	2,178	—	9,948	—	12,126
Amortization of intangibles	3,095	—	—	—	3,095
Total operating costs and expenses	242,026	173,878	225,574	(19)	641,459
Operating income from discontinued operations	19,573	10,033	20,339	—	49,945
Interest expense	—	—	(5,044)	—	(5,044)
Other income (expense), net	100	(3)	4,828	—	4,925
Earnings from discontinued operations before income taxes	19,673	10,030	20,123	—	49,826
Income tax benefit (provision)	58,522	(18,584)	(4,829)	—	35,109
Earnings (loss) from discontinued operations, net of income taxes	$78,195	$(8,554)	$15,294	$—	$84,935

_____________________
(b)    Includes the reversal of $10.2 million in stock-based compensation expense that was previously recognized by Angi with respect to restricted shares.
NOTE 14—PEOPLE INC. FINANCIAL INFORMATION
As mentioned above, People Inc., the borrower under the Term Loans and 2032 Notes, is required to provide certain financial information. This requirement can be met by providing the Company’s consolidated financial statements presented as of and for the applicable periods then ended with a reconciliation to the consolidated balance sheet, statement of operations and comprehensive operations and statement of cash flows of People Inc. on a standalone basis and the consolidated statement of shareholder’s equity of People Inc. on a standalone basis. Presented below are the reconciliations of the Company’s (i) consolidated balance sheet as of September 30, 2026 and December 31, 2025, (ii) the related consolidated statement of operations and comprehensive operations for the three and nine months ended September 30, 2026 and 2025 and (iii) the related consolidated statement of cash flows for the nine months ended September 30, 2026 and 2025 to the applicable financial information of People Inc. on a standalone basis by (1) excluding entities other than People Inc. and (2) including the applicable eliminations and reclassifications. Also presented are the consolidated statements of shareholder’s equity for People Inc. for the three and nine months ended September 30, 2026 and 2025.

PEOPLE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

CONSOLIDATED BALANCE SHEET AT SEPTEMBER 30, 2026 AND DECEMBER 31, 2025 (UNAUDITED)

	September 30, 2026				December 31, 2025
	Consolidated People Incorporated	Less: Entities Excluding People Inc.	Eliminations and Reclassifications	People Inc.	Consolidated People Incorporated	Less: Entities Excluding People Inc.	Eliminations and Reclassifications	People Inc.
	(In thousands)
ASSETS
Cash and cash equivalents	$1,318,784	$(946,352)	$—	$372,432	$941,311	$(656,993)	$—	$284,318
Accounts receivable, net	336,042	(8,368)	—	327,674	409,809	(8,914)	—	400,895
Other current assets	101,179	(44,048)	—	57,131	97,913	(43,733)	—	54,180
Current assets of discontinued operations	27	(27)	—	—	95,716	(95,716)	—	—
Total current assets	1,756,032	(998,795)	—	757,237	1,544,749	(805,356)	—	739,393

Buildings, land, equipment, leasehold improvements and capitalized software, net	285,005	(174,399)	—	110,606	284,394	(179,882)	—	104,512
Goodwill	1,507,959	(2,534)	—	1,505,425	1,508,030	(2,533)	—	1,505,497
Intangible assets, net of accumulated amortization	338,588	—	—	338,588	394,381	—	—	394,381
Investment in MGM Resorts International	2,074,834	(2,074,834)	—	—	2,401,858	(2,401,858)	—	—
Long-term investments	394,277	(394,277)	—	—	409,240	(409,240)	—	—
Other non-current assets	205,029	(40,212)	55,483	220,300	222,870	(67,948)	97,336	252,258
People Incorporated's investment in People Inc.	—	(1,658,858)	1,658,858	—	—	(1,655,926)	1,655,926	—
Non-current assets of discontinued operations	—	—	—	—	429,395	(429,395)	—	—
TOTAL ASSETS	$6,561,724	$(5,343,909)	$1,714,341	$2,932,156	$7,194,917	$(5,952,138)	$1,753,262	$2,996,041

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Current portion of long-term debt	$24,500	$—	$—	$24,500	$24,500	$—	$—	$24,500
Accounts payable, trade	34,742	(1,906)	—	32,836	29,859	(1,633)	—	28,226

PEOPLE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	September 30, 2026				December 31, 2025
	Consolidated People Incorporated	Less: Entities Excluding People Inc.	Eliminations and Reclassifications	People Inc.	Consolidated People Incorporated	Less: Entities Excluding People Inc.	Eliminations and Reclassifications	People Inc.
Deferred revenue	23,102	(2,811)	—	20,291	19,026	(1,964)	—	17,062
Accrued expenses and other current liabilities	353,871	(57,082)	12,999	309,788	391,368	(53,857)	5,778	343,289
Current liabilities of discontinued operations	2,175	(2,175)	—	—	96,114	(96,114)	—	—
Total current liabilities	438,390	(63,974)	12,999	387,415	560,867	(153,568)	5,778	413,077

Long-term debt, net	1,384,664	—	—	1,384,664	1,401,324	—	—	1,401,324
Deferred income taxes	94,654	(150,137)	55,483	—	208,624	(305,960)	97,336	—
Other long-term liabilities	196,040	(8,113)	—	187,927	226,422	(13,157)	—	213,265
Non-current liabilities of discontinued operations	—	—	—	—	8,657	(8,657)	—	—
Intercompany due from People Inc. to People Incorporated	—	15,357	(15,357)	—	—	8,135	(8,135)	—

Redeemable noncontrolling interests	12,029	(12,029)	—	—	25,264	(25,264)	—	—

Commitments and contingencies

SHAREHOLDERS' EQUITY:
Common stock	8	(8)	3	3	8	(8)	3	3
Class B common stock	1	(1)	—	—	1	(1)	—	—
Additional paid-in-capital	6,004,397	(6,004,397)	1,573,536	1,573,536	5,959,692	(5,959,692)	1,570,603	1,570,603
Accumulated deficit	(895,522)	220,175	87,677	(587,670)	(643,000)	(32,465)	87,677	(587,788)
Accumulated other comprehensive loss	(13,719)	—	—	(13,719)	(11,842)	(2,601)	—	(14,443)
Treasury stock	(704,056)	704,056	—	—	(571,032)	571,032	—	—
Total shareholders' equity	4,391,109	(5,080,175)	1,661,216	972,150	4,733,827	(5,423,735)	1,658,283	968,375
Noncontrolling interests	44,838	(44,838)	—	—	29,932	(29,932)	—	—
Total shareholders' equity	4,435,947	(5,125,013)	1,661,216	972,150	4,763,759	(5,453,667)	1,658,283	968,375
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$6,561,724	$(5,343,909)	$1,714,341	$2,932,156	$7,194,917	$(5,952,138)	$1,753,262	$2,996,041

PEOPLE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025 (UNAUDITED)

	Three Months Ended September 30, 2026				Three Months Ended September 30, 2025
	Consolidated People Incorporated	Less: Entities Excluding People Inc.	Eliminations and Reclassifications	People Inc.	Consolidated People Incorporated	Less: Entities Excluding People Inc.	Eliminations and Reclassifications	People Inc.
	(In thousands)
Revenue	$430,820	$(20,951)	$—	$409,869	$447,115	$(17,288)	$—	$429,827
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	155,686	(4,079)	6	151,613	171,852	(3,609)	6	168,249
Selling and marketing expense	118,827	(5,785)	—	113,042	130,132	(5,594)	—	124,538
General and administrative expense	96,552	(46,333)	(6)	50,213	108,101	(58,793)	(6)	49,302
Product development expense	34,339	(3,086)	—	31,253	33,519	(3,025)	—	30,494
Depreciation	9,226	(1,947)	—	7,279	8,235	(2,045)	—	6,190
Amortization of intangibles	19,237	—	—	19,237	22,521	—	—	22,521
Total operating costs and expenses	433,867	(61,230)	—	372,637	474,360	(73,066)	—	401,294
Operating (loss) income	(3,047)	40,279	—	37,232	(27,245)	55,778	—	28,533
Interest expense	(26,048)	—	—	(26,048)	(27,636)	—	—	(27,636)
Unrealized (loss) gain on investment in MGM Resorts International	(1,119,943)	1,119,943	—	—	17,476	(17,476)	—	—
Other income (expense), net	185,770	(184,489)	—	1,281	(18,447)	23,313	—	4,866
(Loss) earnings from continuing operations before income taxes	(963,268)	975,733	—	12,465	(55,852)	61,615	—	5,763
Income tax benefit (provision)	278,368	(285,703)	—	(7,335)	3,108	(4,544)	—	(1,436)
Net (loss) earnings from continuing operations	(684,900)	690,030	—	5,130	(52,744)	57,071	—	4,327
(Loss) earnings from discontinued operations, net of income taxes	(160)	160	—	—	31,007	(31,007)	—	—
Net (loss) earnings	(685,060)	690,190	—	5,130	(21,737)	26,064	—	4,327
Net earnings attributable to noncontrolling interests	(2,431)	2,431	—	—	(142)	142	—	—
Net (loss) earnings attributable to shareholders	(687,491)	692,621	—	5,130	(21,879)	26,206	—	4,327

PEOPLE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended September 30, 2026				Three Months Ended September 30, 2025
	Consolidated People Incorporated	Less: Entities Excluding People Inc.	Eliminations and Reclassifications	People Inc.	Consolidated People Incorporated	Less: Entities Excluding People Inc.	Eliminations and Reclassifications	People Inc.
Other comprehensive income (loss)(a)	44	—	—	44	(777)	21	—	(756)
Comprehensive (loss) income attributable to shareholders	$(687,447)	$692,621	$—	$5,174	$(22,656)	$26,227	$—	$3,571

Stock-based compensation expense by function:
Cost of revenue	$291	$—	$—	$291	$377	$—	$—	$377
Selling and marketing expense	627	(40)	—	587	930	(113)	—	817
General and administrative expense	23,606	(19,594)	—	4,012	13,752	(7,888)	—	5,864
Product development expense	558	(61)	—	497	818	(154)	—	664
Total stock-based compensation expense	$25,082	$(19,695)	$—	$5,387	$15,877	$(8,155)	$—	$7,722
_____________________
(a)    The three months ended September 30, 2026 and 2025 for People Inc. include $0.3 million and $(0.2) million of change in net unrealized gains (losses) on interest rate swaps, respectively, and $(0.3) million and $(0.6) million of change in foreign currency translation adjustment, respectively.

PEOPLE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025 (UNAUDITED)

	Nine Months Ended September 30, 2026				Nine Months Ended September 30, 2025
	Consolidated People Incorporated	Less: Entities Excluding People Inc.	Eliminations and Reclassifications	People Inc.	Consolidated People Incorporated	Less: Entities Excluding People Inc.	Eliminations and Reclassifications	People Inc.
	(In thousands)
Revenue	$1,273,353	$(61,078)	$10	$1,212,285	$1,301,719	$(51,452)	$1	$1,250,268
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	464,162	(12,007)	64	452,219	488,769	(9,438)	27	479,358
Selling and marketing expense	361,765	(17,666)	—	344,099	385,470	(16,962)	—	368,508
General and administrative expense	312,554	(146,742)	(54)	165,758	246,019	(129,044)	(26)	116,949
Product development expense	102,657	(9,401)	—	93,256	100,994	(10,001)	—	90,993
Depreciation	24,044	(5,838)	—	18,206	26,744	(6,160)	—	20,584
Amortization of intangibles	57,321	—	—	57,321	67,357	—	—	67,357
Total operating costs and expenses	1,322,503	(191,654)	10	1,130,859	1,315,353	(171,605)	1	1,143,749
Operating (loss) income	(49,150)	130,576	—	81,426	(13,634)	120,153	—	106,519
Interest expense	(77,771)	—	—	(77,771)	(93,117)	—	—	(93,117)
Unrealized (loss) gain on investment in MGM Resorts International	(364,256)	364,256	—	—	648	(648)	—	—
Other income (expense), net	210,400	(203,967)	—	6,433	(8,019)	17,878	—	9,859
(Loss) earnings from continuing operations before income taxes	(280,777)	290,865	—	10,088	(114,122)	137,383	—	23,261
Income tax benefit (provision)	111,130	(121,100)	—	(9,970)	3,515	(23,312)	—	(19,797)
Net (loss) earnings from continuing operations	(169,647)	169,765	—	118	(110,607)	114,071	—	3,464
Loss on the sale of Care.com, net of income taxes	(78,300)	78,300	—	—	—	—	—	—
Earnings from discontinued operations, net of income taxes	56	(56)	—	—	84,935	(84,935)	—	—
Net (loss) earnings	(247,891)	248,009	—	118	(25,672)	29,136	—	3,464
Net earnings attributable to noncontrolling interests	(4,631)	4,631	—	—	(1,560)	1,560	—	—

PEOPLE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Nine Months Ended September 30, 2026				Nine Months Ended September 30, 2025
	Consolidated People Incorporated	Less: Entities Excluding People Inc.	Eliminations and Reclassifications	People Inc.	Consolidated People Incorporated	Less: Entities Excluding People Inc.	Eliminations and Reclassifications	People Inc.
	(In thousands)
Net (loss) earnings attributable to People Incorporated shareholders	(252,522)	252,640	—	118	(27,232)	30,696	—	3,464
Other comprehensive (loss) income(b)	(1,877)	2,601	—	724	(105)	(3,369)	—	(3,474)
Comprehensive (loss) income attributable to shareholders	$(254,399)	$255,241	$—	$842	$(27,337)	$27,327	$—	$(10)

Stock-based compensation expense by function:
Cost of revenue	$819	$—	$—	$819	$1,151	$—	$—	$1,151
Selling and marketing expense	2,250	(507)	—	1,743	2,511	(332)	—	2,179
General and administrative expense	71,352	(53,574)	—	17,778	6,907	8,433	—	15,340
Product development expense	2,070	(349)	—	1,721	2,228	(480)	—	1,748
Total stock-based compensation expense	$76,491	$(54,430)	$—	$22,061	$12,797	$7,621	$—	$20,418
_____________________
(b)    The nine months ended September 30, 2026 and 2025 for People Inc. include $2.0 million and $(2.8) million of change in net unrealized gains (losses) on interest rate swaps, respectively, and $(1.3) million and $(0.7) million of change in foreign currency translation adjustment, respectively.

PEOPLE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025 (UNAUDITED)

	Nine Months Ended September 30, 2026				Nine Months Ended September 30, 2025
	Consolidated People Incorporated	Less: Entities Excluding People Inc.	Eliminations and Reclassifications	People Inc.	Consolidated People Incorporated	Less: Entities Excluding People Inc.	Eliminations and Reclassifications	People Inc.
	(In thousands)
Cash flows from operating activities attributable to continuing operations:
Net (loss) earnings	$(247,891)	$248,009	$—	$118	$(25,672)	$29,136	$—	$3,464
Less: Loss on the sale of Care.com, net of income taxes	(78,300)	78,300	—	—	—	—	—	—
Less: Earnings from discontinued operations, net of income taxes	56	(56)	—	—	84,935	(84,935)	—	—
Net (loss) earnings attributable to continuing operations	(169,647)	169,765	—	118	(110,607)	114,071	—	3,464
Adjustments to reconcile net (loss) earnings attributable to continuing operations to net cash provided by operating activities attributable to continuing operations:
Unrealized loss (gain) on investment in MGM Resorts International	364,256	(364,256)	—	—	(648)	648	—	—
Stock-based compensation expense	76,491	(54,430)	—	22,061	12,797	7,621	—	20,418
Amortization of intangibles	57,321	—	—	57,321	67,357	—	—	67,357
Depreciation	24,044	(5,838)	—	18,206	26,744	(6,160)	—	20,584
Non-cash lease expense (including right-of-use asset impairments)	22,845	(580)	—	22,265	25,472	(715)	—	24,757
Net (gains) losses on sales of investments and businesses and downward adjustments to the carrying value of equity securities without readily determinable fair values	(170,375)	170,375	—	—	18,845	(18,845)	—	—
Deferred income taxes	(111,653)	118,201	—	6,548	(6,567)	23,577	—	17,010
Gain on sale of an unutilized domain name	(7,500)	7,500	—	—	—	—	—	—
Loss related to the allocation of a disputed gain on a real estate transaction	—	—	—	—	32,600	(32,600)	—	—
Net gains on amendments and early terminations of lease agreements	—	—	—	—	(42,193)	—	—	(42,193)

PEOPLE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Nine Months Ended September 30, 2026				Nine Months Ended September 30, 2025
	Consolidated People Incorporated	Less: Entities Excluding People Inc.	Eliminations and Reclassifications	People Inc.	Consolidated People Incorporated	Less: Entities Excluding People Inc.	Eliminations and Reclassifications	People Inc.
Other adjustments, net	4,101	3,347	—	7,448	8,729	2,312	—	11,041
Changes in assets and liabilities, net of effects of dispositions:
Accounts receivable	69,720	147	—	69,867	50,406	450	—	50,856
Other assets	1,916	(2,836)	—	(920)	(8,440)	10,935	—	2,495
Operating lease liabilities	(32,149)	1,536	—	(30,613)	(77,804)	1,023	—	(76,781)
Accounts payable and other liabilities	(26,179)	(4,484)	5,175	(25,488)	3,262	(34,326)	3,612	(27,452)
Income taxes payable and receivable	(1,358)	3,995	—	2,637	(2,822)	(14,088)	—	(16,910)
Deferred revenue	3,749	(781)	—	2,968	2,957	(500)	—	2,457
Net cash provided by operating activities attributable to continuing operations	105,582	41,661	5,175	152,418	88	53,403	3,612	57,103
Cash flows from investing activities attributable to continuing operations:
Capital expenditures	(25,337)	355	—	(24,982)	(12,633)	421	—	(12,212)
Net proceeds from the sale of Care.com	300,241	(300,241)	—	—	—	—	—	—
Purchase of MGM Resorts International common shares	(37,232)	37,232	—	—	—	—	—	—
Allocation of Angi Inc.'s cash in the Distribution	—	—	—	—	(386,563)	386,563	—	—
Proceeds from the sale of an unutilized domain name	7,500	(7,500)	—	—	—	—	—	—
Net proceeds from the sales of investments and businesses	185,131	(185,131)	—	—	9,856	(9,856)	—	—
Proceeds from the sale of a portion of the retirement investment fund	—	—	—	—	11,948	—	—	11,948
Other, net	3,849	(3,599)	—	250	7,474	(2,804)	—	4,670
Net cash provided by (used in) investing activities attributable to continuing operations	434,152	(458,884)	—	(24,732)	(369,918)	374,324	—	4,406
Cash flows from financing activities attributable to continuing operations:
Principal payments on the Term Loans	(18,375)	—	—	(18,375)	(1,430,148)	—	—	(1,430,148)

PEOPLE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Nine Months Ended September 30, 2026				Nine Months Ended September 30, 2025
	Consolidated People Incorporated	Less: Entities Excluding People Inc.	Eliminations and Reclassifications	People Inc.	Consolidated People Incorporated	Less: Entities Excluding People Inc.	Eliminations and Reclassifications	People Inc.
Net proceeds from the Term Loans refinancing	—	—	—	—	991,451	—	—	991,451
Proceeds from the issuance of the 2032 Notes	—	—	—	—	400,000	—	—	400,000
Debt issuance and deferred financing costs	—	—	—	—	(12,937)	—	—	(12,937)
Contributions from the Company to People Inc.	—	—	—	—	—	—	135,000	135,000
Distributions from People Inc. to People Incorporated	—	—	—	—	—	—	(80,000)	(80,000)
Withholding taxes paid on behalf of employees on net settled stock-based awards	(42,201)	32,660	—	(9,541)	(67,053)	53,715	—	(13,338)
Purchases of treasury stock	(133,252)	133,252	—	—	(300,000)	300,000	—	—
Reimbursement from People Inc. to People Incorporated for the settlement of equity awards held by employees	—	—	(10,160)	(10,160)	—	—	(20,373)	(20,373)
Distributions from Angi Inc. pursuant to the tax sharing agreement	9,105	(9,105)	—	—	—	—	—	—
Intercompany between People Incorporated and People Inc.	—	(4,985)	4,985	—	—	38,239	(38,239)	—
Other, net	(2,352)	2,358	—	6	(372)	372	—	—
Net cash used in financing activities attributable to continuing operations	(187,075)	154,180	(5,175)	(38,070)	(419,059)	392,326	(3,612)	(30,345)
Total cash provided by (used in) continuing operations	352,659	(263,043)	—	89,616	(788,889)	820,053	—	31,164
Net cash (used in) provided by operating activities attributable to discontinued operations	(10,775)	10,775	—	—	24,611	(24,611)	—	—
Net cash used in investing activities attributable to discontinued operations	(48)	48	—	—	(13,743)	13,743	—	—
Net cash used in financing activities attributable to discontinued operations	—	—	—	—	(14,417)	14,417	—	—

PEOPLE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Nine Months Ended September 30, 2026				Nine Months Ended September 30, 2025
	Consolidated People Incorporated	Less: Entities Excluding People Inc.	Eliminations and Reclassifications	People Inc.	Consolidated People Incorporated	Less: Entities Excluding People Inc.	Eliminations and Reclassifications	People Inc.
Total cash used in discontinued operations	(10,823)	10,823	—	—	(3,549)	3,549	—	—
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(2,107)	518	—	(1,589)	651	(835)	—	(184)
Net increase (decrease) in cash and cash equivalents and restricted cash	339,729	(251,702)	—	88,027	(791,787)	822,767	—	30,980
Cash and cash equivalents and restricted cash at beginning of period	986,831	(694,652)	—	292,179	1,807,255	(1,550,133)	—	257,122
Cash and cash equivalents and restricted cash at end of period	$1,326,560	$(946,354)	$—	$380,206	$1,015,468	$(727,366)	$—	$288,102

PEOPLE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

PEOPLE INC. CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 (UNAUDITED)

	Common Stock (500,000 shares authorized)		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Shareholder's Equity
	$0.01 par value
	$	Shares
	(In thousands, except share count)
Balance at June 30, 2026	$3	317,570	$1,568,352	$(592,800)	$(13,763)	$961,792
Net earnings	—	—	—	5,130	—	5,130
Other comprehensive income	—	—	—	—	44	44
Stock-based compensation expense	—	—	5,387	—	—	5,387
Withholding taxes paid on behalf of employees on net settled stock-based awards	—	—	(75)	—	—	(75)
Reimbursement from People Inc. to People Incorporated for settlement of equity awards held by employees	—	—	(128)	—	—	(128)
Balance at September 30, 2026	$3	317,570	$1,573,536	$(587,670)	$(13,719)	$972,150

	Common Stock (500,000 shares authorized)		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Shareholder's Equity
	$0.01 par value
	$	Shares
	(In thousands, except share count)
Balance at December 31, 2025	$3	317,570	$1,570,603	$(587,788)	$(14,443)	$968,375
Net earnings	—	—	—	118	—	118
Other comprehensive income	—	—	—	—	724	724
Stock-based compensation expense	—	—	22,061	—	—	22,061
Withholding taxes paid on behalf of employees on net settled stock-based awards	—	—	(9,541)	—	—	(9,541)
Reimbursement from People Inc. to People Incorporated for settlement of equity awards held by employees	—	—	(9,587)	—	—	(9,587)
Balance at September 30, 2026	$3	317,570	$1,573,536	$(587,670)	$(13,719)	$972,150

PEOPLE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

PEOPLE INC. CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 (UNAUDITED)

	Common Stock (500,000 shares authorized)		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholder's Equity
	$0.01 par value
	$	Shares
	(In thousands, except share count)
Balance at June 30, 2025	$3	317,570	$1,622,065	$(651,199)	$(13,406)	$957,463
Net earnings	—	—	—	4,327	—	4,327
Other comprehensive loss	—	—	—	—	(756)	(756)
Stock-based compensation expense	—	—	7,722	—	—	7,722
Contribution from People Incorporated to People Inc.	—	—	55,000	—	—	55,000
Distribution from People Inc. to People Incorporated	—	—	(80,000)	—	—	(80,000)
Withholding taxes paid on behalf of employees on net settled stock-based awards	—	—	(45)	—	—	(45)
Reimbursement from People Inc. to People Incorporated for settlement of equity awards held by employees	—	—	(71)	—	—	(71)
Balance at September 30, 2025	$3	317,570	$1,604,671	$(646,872)	$(14,162)	$943,640

	Common Stock (500,000 shares authorized)		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholder's Equity
	$0.01 par value
	$	Shares
	(In thousands, except share count)
Balance at December 31, 2024	$3	317,570	$1,556,899	$(650,336)	$(10,688)	$895,878
Net earnings	—	—	—	3,464	—	3,464
Other comprehensive loss	—	—	—	—	(3,474)	(3,474)
Stock-based compensation expense	—	—	20,418	—	—	20,418
Contribution from People Incorporated to People Inc.	—	—	135,000	—	—	135,000
Distribution from People Inc. to People Incorporated	—	—	(80,000)	—	—	(80,000)
Withholding taxes paid on behalf of employees on net settled stock-based awards	—	—	(13,338)	—	—	(13,338)
Reimbursement from People Inc. to People Incorporated for settlement of equity awards held by employees	—	—	(14,308)	—	—	(14,308)
Balance at September 30, 2025	$3	317,570	$1,604,671	$(646,872)	$(14,162)	$943,640

PEOPLE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 15—SUBSEQUENT EVENT
On October 29, 2026, People Inc. executed staffing reductions to better align the business with strategic growth priorities and expects to incur an estimated $15 million to $20 million in severance and employee separation benefit expense in the fourth quarter.

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
A summary of the costs incurred and estimated remaining costs is presented below. All charges related to the Plan are included in “General and administrative expense” in the statement of operations.

	Three months ended September 30, 2026	Nine months ended September 30, 2026	Estimated Remaining Costs at September 30, 2026
	(In thousands)
Stock-based compensation expense(a)	$17,609	$43,385	$3,100
Severance and employee separation benefits	783	11,906	1,600
Other costs	55	253	100
Total charges	$18,447	$55,544	$4,800
_____________________
(a)    The total expected stock-based compensation expense of $46.5 million includes $30.8 million of expense associated with awards that were modified to vest in connection with the Plan and $15.7 million of expense associated with awards that accelerate based on the original terms of the award agreements.
The estimates of the charges and expenditures that the Company expects to incur in connection with the Plan, and the timing thereof, are subject to a number of assumptions and actual amounts may differ from these estimates. In addition, the Company may incur other charges or cash expenditures not currently contemplated due to unanticipated events that may occur in connection with the implementation of the Plan.
In connection with the Plan and effective August 5, 2026, Neil Vogel, who previously served as Chief Executive Officer (“CEO”) of People Inc., and Timothy Quinn, who previously served as Chief Financial Officer (“CFO”) of People Inc. were appointed as CEO and CFO, respectively, of the Company. Effective as of the same date, Christopher Halpin ceased serving as Executive Vice President (“EVP”), Chief Operating Officer and CFO of the Company, and Kendall Handler ceased serving as EVP and Chief Legal Officer of the Company.

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
Discontinued Operations
Shutdown of Search Segment
On December 10, 2025, the Company received a notice of non-renewal (the “Notice”) from Google LLC of the services agreement, dated October 26, 2015 and as subsequently amended (the “Services Agreement”). As a result of the Notice, the Services Agreement was due to expire on March 31, 2026; the Services Agreement was extended through April 30, 2026, at which point the Services Agreement expired. In connection with the expiration of the Services Agreement the Company ceased operations of its Search segment, which are presented as discontinued operations within the Company’s consolidated financial statements for all periods presented.
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
Businesses of the Company (for additional information see “Note 6—Segment Information” in the accompanying notes to the financial statements included in “Item 1—Consolidated Financial Statements”):
•People Inc. - one of the largest digital and print publishers in America and home to more than 40 celebrated brands, including PEOPLE, Food & Wine, Travel + Leisure, InStyle, Better Homes & Gardens and Southern Living, attracting more than 175 million consumers each month. People Inc. has two operating segments: (i) Digital, which includes its digital, mobile and licensing operations; and (ii) Print, which includes its magazine subscription and newsstand operations;
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

•Selling and marketing expense - consists primarily of advertising expenditures, which include online marketing expenditures, including fees paid to search engines, social media and other online marketing platforms; offline marketing expenditures, which primarily consists of costs related to direct mail and promotional events; compensation expense (including stock-based compensation expense) and other employee-related costs for sales force and marketing personnel; and subscription acquisition costs of the People Inc. Print segment.
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
•Product development expense - consists primarily of compensation expense (including stock-based compensation expense) and other employee-related costs; software license and maintenance costs; and third-party contractor costs incurred in connection with the design, development, testing and enhancement of product offerings and related technology. Compensation expense and third-party contractor costs exclude costs that are capitalized as internal-use software development costs.
Long-term debt - The Company’s long-term debt is solely the liability of People Inc. (For additional information see “Note 3—Long-term Debt” in the accompanying notes to the financial statements included in “Item 1—Consolidated Financial Statements”):
•Term Loan A-1 - due May 14, 2030. On May 14, 2025, People Inc. entered into the Incremental Assumption Agreement and Amendment No. 2 to the Credit Agreement (“Amendment No. 2”), which replaced $288.8 million of the then outstanding Term Loan A with $350 million of the Term Loan A-1 and provided for a new five-year $150 million revolving credit facility (“Revolving Facility”). At September 30, 2026 and December 31, 2025, the outstanding balance of the Term Loan A-1 was $328.1 million and $341.3 million, respectively, and bore interest at secured overnight financing rate (“SOFR”) plus 2.00%, or 5.90% and 5.73%, respectively. The Term Loan A-1 requires quarterly principal payments, which commenced September 30, 2025, of $4.4 million through December 31, 2027, $8.8 million thereafter through December 31, 2028 and $13.1 million thereafter through maturity.
•Term Loan B-2 - due June 16, 2032. On June 16, 2025, People Inc. completed the refinancing and replacement of its then outstanding $1.18 billion Term Loan B-1 with a combination of $700 million of the Term Loan B-2 and $400 million of the 7.625% Senior Secured Notes due June 15, 2032 (“2032 Notes”). At September 30, 2026 and December 31, 2025, the outstanding balance of the Term Loan B-2 was $694.8 million and $700.0 million, respectively, and bore interest at SOFR, subject to a minimum of 0.50%, plus 3.50%, or 7.18% and 7.37%, respectively, as the applicable margin was unchanged under the governing agreements. The Term Loan B-2 requires quarterly principal payments of $1.8 million, which commenced March 31, 2026 through maturity.
The Term Loan A, Term Loan A-1, Term Loan B-1 and Term Loan B-2 are collectively referred to herein as the “Term Loans.”
•2032 Notes - due June 15, 2032. At September 30, 2026 and December 31, 2025, the outstanding balance of the 2032 Notes was $400.0 million.
•Revolving Facility - is a revolving credit facility of $150 million, which expires on May 14, 2030. To date, People Inc. has never borrowed under its revolving credit facilities.
Non-GAAP financial measure:
•Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) - is a non-GAAP financial measure. Beginning with the second quarter of 2026, the Company revised its definition of Adjusted EBITDA to also exclude certain items that management believes are not representative of the Company’s core ongoing operating performance and certain items that affect comparability between periods. Adjusted EBITDA has been recast to reflect the revised definition for all periods presented. See “Principles of Financial Reporting” for the definition of Adjusted EBITDA and required non-GAAP reconciliations.

Results of Operations for the Three and Nine Months Ended September 30, 2026 Compared to the Three and Nine Months Ended September 30, 2025
The following discussion should be read in conjunction with “Item 1—Consolidated Financial Statements.”
See “Note 6—Segment Information” in the accompanying notes to the financial statements included in “Item 1—Consolidated Financial Statements” for revenue of the Company’s segments disaggregated by type of service.
Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	2026 Change		2026	2025	2026 Change
			$ Change	% Change			$ Change	% Change
	(Dollars in thousands)
People Inc.
Digital	$288,531	$283,167	5,364	2%	$831,700	$791,686	$40,014	5%
Print	127,598	152,594	(24,996)	(16)%	398,075	474,127	(76,052)	(16)%
Intersegment eliminations	(6,260)	(5,934)	(326)	(6)%	(17,490)	(15,545)	(1,945)	(13)%
Total People Inc.	409,869	429,827	(19,958)	(5)%	1,212,285	1,250,268	(37,983)	(3)%
Emerging & Other	20,951	17,288	3,663	21%	61,078	51,452	9,626	19%
Intersegment eliminations	—	—	—	—%	(10)	(1)	(9)	NM
Total	$430,820	$447,115	$(16,295)	(4)%	$1,273,353	$1,301,719	$(28,366)	(2)%
_____________________
NM = Not meaningful

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	2026 Change		2026	2025	2026 Change
			$ Change	% Change			$ Change	% Change
	(Dollars in thousands)
Session-based	$163,575	$174,175	$(10,600)	(6)%	$478,634	$491,636	$(13,002)	(3)%
Non-session-based	124,956	108,992	15,964	15%	353,066	300,050	53,016	18%
Total Digital revenue	$288,531	$283,167	$5,364	2%	$831,700	$791,686	$40,014	5%

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	Change	% Change	2026	2025	Change	% Change
Operating metrics:
People Inc.
Digital
Total Sessions (in millions)	1,794	2,377	(583)	(25)%	5,726	7,304	(1,578)	(22)%
Core Sessions (in millions)	1,613	2,168	(555)	(26)%	5,161	6,581	(1,420)	(22)%

For the three months ended September 30, 2026 compared to the three months ended September 30, 2025
•People Inc. revenue decreased $20.0 million, or 5%, to $409.9 million, despite the increase of $5.0 million, or 2%, from Digital, net of intersegment eliminations, due to a decrease of $25.0 million, or 16%, from Print.
◦The Digital increase was due primarily to an increase of $17.3 million, or 49%, in Licensing and other revenue, partially offset by a decrease of $13.5 million or 8% in Advertising revenue. Licensing and other revenue increased due primarily to improved performance of Apple News+ and other content syndication partners and contribution of a content partnership with Meta that was signed in the fourth quarter of 2025. Advertising revenue decreased due primarily to lower premium programmatic volume and decreases in a legacy agency business. Open programmatic advertising revenue also decreased driven by a 26% decline in Core Sessions, due primarily to AI-oriented search and content discovery experiences, partially offset by higher rates. These declines were partially offset by growth in direct-sold advertising primarily in the Health and Pharmaceuticals, Beauty and Style and Food and Beverage categories driven primarily by Non-session based revenue streams.
◦The Print decrease was due primarily to decreases of $17.3 million, or 24%, in Subscription revenue and $5.4 million, or 14%, in Advertising revenue. These decreases were due to ongoing portfolio optimizations that resulted in a reduction in the number of issues sold in the current year compared to the prior year and the ongoing migration of audience from print to digital platforms.
•Emerging & Other revenue increased $3.7 million, or 21%, to $21.0 million due primarily to increases of $2.3 million, or 39%, from The Daily Beast and $1.9 million, or 18%, from Vivian Health. The increase in revenue from The Daily Beast was driven by advertising, content licensing and subscription revenue growth. The increase in revenue from Vivian Health was due to higher subscription and usage revenue due, in part, to the contribution from its AI Assistant subscription product launched in fourth quarter of 2025.
For the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025
•People Inc. revenue decreased $38.0 million, or 3%, to $1.2 billion, despite the increase of $38.1 million, or 5%, from Digital, net of intersegment eliminations, due to a decrease of $76.1 million, or 16%, from Print.
◦The Digital increase was due primarily to increases of $34.5 million, or 33%, in Licensing and other revenue, $16.1 million, or 9%, in Performance marketing revenue, net of intersegment eliminations, partially offset by a $12.5 million, or 3%, decrease in Advertising revenue. The increase in Licensing and other revenue was due primarily to the factors described above in the three-month discussion. Performance marketing revenue increased primarily due to increases in affiliate commerce commission revenue related to higher transaction volumes and the achievement of certain volume-related retailer incentive programs. Advertising revenue decreased due primarily to the factors described above in the three-month discussion. The decrease was partially offset by the growth in direct-sold premium advertising led by the Health and Pharmaceuticals, Beauty and Style and Media and Entertainment categories driven primarily by Non-session based revenue streams. The Company expects the increasing prominence of AI-oriented search and content discovery experiences to continue to negatively impact Advertising revenue.
◦The Print decrease was due primarily to decreases of $45.4 million, or 21%, in Subscription revenue, $20.1 million, or 18%, in Advertising revenue, $4.6 million or 24%, in Performance marketing revenue and $3.3 million, or 8%, in Project and other revenue. The decreases in Subscription revenue and Advertising revenue were due primarily to the factors described above in the three-month discussion. The decrease in Performance marketing revenue was due to a decrease in renewals following the discontinuation of certain retail relationships. The decrease in Project and other revenue was due primarily to fewer project-related contracts compared to the prior year.
•Emerging & Other revenue increased $9.6 million, or 19%, to $61.1 million due primarily to increases of $7.5 million, or 43%, from The Daily Beast and $4.0 million, or 13%, from Vivian Health, partially offset by a decrease in revenue of $1.9 million, or 63%, from IAC Films. The increase in revenue from The Daily Beast and Vivian Health was due primarily to the factors described above in the three-month discussion.

Cost of revenue (exclusive of depreciation shown separately below)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	2026 Change		2026	2025	2026 Change
			$ Change	% Change			$ Change	% Change
	(Dollars in thousands)
Cost of revenue (exclusive of depreciation shown separately below)	$155,686	$171,852	$(16,166)	(9)%	$464,162	$488,769	$(24,607)	(5)%
As a percentage of revenue	36%	38%			36%	38%
For the three months ended September 30, 2026 compared to the three months ended September 30, 2025
Cost of revenue in 2026 decreased from 2025 due primarily to a decrease of $16.6 million from People Inc.
•The People Inc. decrease was due to decreases of $10.1 million from Print and $6.6 million from Digital.
◦The Print decrease was due primarily to decreases of $4.3 million in production and distribution costs (paper, postage, printing and editorial) resulting from the planned reduction in the number of printed copies of certain publications and $3.3 million in severance-related costs incurred in the third quarter of 2025 driven by headcount reductions to better align the business with strategic growth priorities.
◦The Digital decrease was due primarily to a decrease of $5.1 million in advertising inventory purchases for campaigns sold by a legacy agency business principally related to a corresponding decrease in revenue and improved efficiency as more of the agency’s business is executed via the D/Cipher technology and a $4.4 million decrease in severance-related costs incurred in the third quarter of 2025 driven by headcount reductions to better align the business with strategic growth priorities.
For the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025
Cost of revenue in 2026 decreased from 2025 due to a decrease of $27.1 million from People Inc., partially offset by an increase of $2.5 million from Emerging & Other.
•The People Inc. decrease was due to decreases of $20.8 million from Print and $6.4 million from Digital.
◦The Print decrease was due primarily to decreases of $14.7 million in production and distribution costs (postage, paper, printing and editorial) and $3.3 million in severance-related costs, both due primarily to the factors described above in the three-month discussion.
◦The Digital decrease was due primarily to a decrease of $4.6 million in advertising inventory purchases and a $4.4 million decrease in severance-related costs due to factors described above in the three-month discussion. These decreases were partially offset by a $4.7 million increase in traffic acquisition costs due primarily to an increase in revenue share payments related to increases in sessions and rates on third-party partner sites.
•The Emerging & Other increase was due primarily to an increase of $1.9 million from The Daily Beast resulting from increases in compensation expense of $1.1 million due primarily to higher headcount and $0.4 million in content costs.
Selling and marketing expense

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	2026 Change		2026	2025	2026 Change
			$ Change	% Change			$ Change	% Change
	(Dollars in thousands)
Selling and marketing expense	$118,827	$130,132	$(11,305)	(9)%	$361,765	$385,470	$(23,705)	(6)%
As a percentage of revenue	28%	29%			28%	30%

For the three months ended September 30, 2026 compared to the three months ended September 30, 2025
Selling and marketing expense in 2026 decreased from 2025 due to a decrease of $11.5 million from People Inc.
•The People Inc. decrease was due to a decrease of $15.0 million from Print, net of intersegment eliminations, partially offset by an increase of $3.5 million from Digital.
◦The Print decrease was due primarily to decreases of $14.1 million in subscription acquisition costs due primarily to the on-going portfolio optimization changes that reduced the number of issues produced compared to the prior year and $2.2 million in severance-related costs incurred in the third quarter of 2025 driven by headcount reductions to better align the business with strategic growth priorities.
◦The Digital increase was due primarily to a $4.9 million increase in advertising and events production expense predominately reflecting higher online marketing spend associated with increased paid affiliate commerce commission revenue. This increase was partially offset by a $3.2 million decrease in severance-related costs incurred in the third quarter of 2025 driven by headcount reductions to better align the business with strategic growth priorities.
For the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025
Selling and marketing expense in 2026 decreased from 2025 due to a decrease of $24.4 million from People Inc.
•The People Inc. decrease was due to a decrease of $41.5 million from Print, net of intersegment eliminations, partially offset by an increase of $17.1 million from Digital.
◦The Print decrease was due primarily to a decrease of $37.0 million in subscription acquisition costs and $2.2 million in severance-related costs, both due primarily to the factors described above in the three-month discussion.
◦The Digital increase was due primarily to increases of $16.8 million in advertising and events production expense, partially offset by a decrease in severance-related expense of $2.9 million, both due primarily to the factors described above in the three-month discussion.
General and administrative expense

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	2026 Change		2026	2025	2026 Change
			$ Change	% Change			$ Change	% Change
	(Dollars in thousands)
General and administrative expense	$96,552	$108,101	$(11,549)	(11)%	$312,554	$246,019	$66,535	27%
As a percentage of revenue	22%	24%			25%	19%

For the three months ended September 30, 2026 compared to the three months ended September 30, 2025
General and administrative expense in 2026 decreased from 2025 due primarily to a decrease of $21.5 million from Emerging & Other, partially offset by an increase of $9.0 million from Corporate.
•The Emerging & Other decrease was due primarily to the inclusion in the prior year of $21.4 million in costs related to a certain litigation matter that concluded in the third quarter of 2025 related to a legacy business.
•The Corporate increase was due primarily to an increase in compensation expense of $12.9 million, partially offset by the inclusion in the prior year of $2.2 million in legal costs related to the allocation of a disputed gain on a real estate transaction and a $1.0 million decrease in software license and maintenance costs. The increase in compensation expense was due primarily to the planned reduction in workforce as the Company consolidates its corporate functions with those of People Inc., described above under “Corporate Restructuring,” including an increase of $12.1 million in stock-based compensation expense due primarily to the acceleration and modification of stock-based awards related to the Plan and $0.8 million in severance and employee separation benefits.
For the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025
General and administrative expense in 2026 increased from 2025 due to increases of $54.7 million from Corporate and $48.8 million from People Inc., partially offset by a decrease of $36.9 million from Emerging & Other.
•The Corporate increase was due primarily to increases in compensation expense of $58.1 million and transaction-related costs of $2.2 million, partially offset by a net decrease in costs related to certain litigation matters of $1.1 million due, in part, to the inclusion in the prior year of costs related to the allocation of a disputed gain on a real estate transaction. The increase in compensation expense was due primarily to an increase in stock-based compensation expense of $64.1 million, partially offset by a decrease of $4.7 million in severance and employee separation benefits. The increase in stock-based compensation expense was due primarily to the reversal in the prior year of $49.8 million of previously recognized expense related to the forfeiture of our former CEO’s restricted stock award, which was forfeited on January 13, 2025, partially offset by $14.9 million of stock-based compensation expense related to the transfer of 5.0 million Class B shares of Angi held by the Company to our former CEO prior to the Distribution pursuant to his employment transition agreement (the “Employment Transition Agreement”), and the acceleration and modification of stock-based awards in the current year related to the planned reduction in workforce as the Company consolidates its corporate functions with those of People Inc. The decrease in severance and employee separation benefits is due primarily to $14.3 million in separation benefits in the prior year related to our former CEO under his Employment Transition Agreement and $2.3 million in severance and employee separation benefits related to other headcount reductions, partially offset by $11.9 million in severance and employee separation benefits in the current year related to the aforementioned planned reduction in workforce. See “Corporate Restructuring” above for additional information on the reduction in workforce. The increase in transaction-related costs was due, in part, to the inclusion in the current year of third-party costs related to the Company’s proposal to acquire all outstanding shares of MGM not already owned by the Company, which was withdrawn on September 23, 2026, and an increase in costs related to the sale of Care.com on March 16, 2026, partially offset by $4.8 million in costs in the prior year related to the Distribution.
•The People Inc. increase was due primarily to an increase of $47.7 million from Other (unallocated corporate costs), principally due to prior year net gains of $41.5 million from the amendments of a lease and an increase of $6.5 million in costs related to certain legal matters. The lease amendments provided for the surrender of certain office space early, reflecting $36.2 million recognized in the first quarter of 2025 and $5.2 million recognized in the third quarter of 2025. The increase in legal costs was due primarily to antitrust litigation against Google. See “Note 11—Contingencies” in the accompanying notes to the financial statements included in “Item 1. Consolidated Financial Statements” for additional information.
•The Emerging & Other decrease was due primarily to the inclusion in the prior year of $33.8 million in costs related to the litigation matter described above in the three-month discussion.

Product development expense

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	2026 Change		2026	2025	2026 Change
			$ Change	% Change			$ Change	% Change
	(Dollars in thousands)
Product development expense	$34,339	$33,519	$820	2%	$102,657	$100,994	$1,663	2%
As a percentage of revenue	8%	7%			8%	8%
For the three months ended September 30, 2026 compared to the three months ended September 30, 2025
Product development expense in 2026 increased from 2025 due primarily to an increase of $1.1 million from Digital at People Inc. due primarily to an increase of $0.6 million in software license and maintenance costs primarily related to AI service costs.
For the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025
Product development expense in 2026 increased from 2025 due primarily to an increase of $2.3 million from People Inc., partially offset by a decrease of $0.6 million from Emerging & Other.
•The People Inc. increase was due primarily to $2.8 million from Digital driven primarily by a $1.9 million increase in software license and maintenance costs and $1.1 million increase in contract labor. The increase in software license and maintenance costs is due primarily to the factor described above in the three-month discussion. Contract labor increased to support investments in new initiatives.
•The Emerging & Other decrease was due, in part, to a decrease of $0.3 million in compensation expense from Vivian Health due, in part, to a reduction in average headcount.
Depreciation

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	2026 Change		2026	2025	2026 Change
			$ Change	% Change			$ Change	% Change
	(Dollars in thousands)
Depreciation	$9,226	$8,235	$991	12%	$24,044	$26,744	$(2,700)	(10)%
As a percentage of revenue	2%	2%			2%	2%
For the three months ended September 30, 2026 compared to the three months ended September 30, 2025
Depreciation in 2026 increased from 2025 due primarily to an increase of $1.1 million at People Inc. resulting from an increase in assets placed in service compared to the prior year period.
For the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025
Depreciation in 2026 decreased from 2025 due primarily to a decrease of $2.4 million at People Inc. resulting from accelerated depreciation expense recognized in 2025 on certain leasehold improvements in connection with lease amendments to surrender certain unoccupied office space, partially offset by an increase in assets placed in service compared to the prior year period.

Amortization of intangibles

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	2026 Change		2026	2025	2026 Change
			$ Change	% Change			$ Change	% Change
	(Dollars in thousands)
Amortization of intangibles	$19,237	$22,521	$(3,284)	(15)%	$57,321	$67,357	$(10,036)	(15)%
As a percentage of revenue	4%	5%			5%	5%
For the three months ended September 30, 2026 compared to the three months ended September 30, 2025
Amortization of intangibles in 2026 decreased from 2025 at People Inc. due primarily to the accelerated amortization of certain usage-based intangible assets and lower expense due to certain intangible assets that became fully amortized in the prior year.
For the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025
Amortization of intangibles in 2026 decreased from 2025 due primarily to the factors described above in the three-month discussion.
Operating income (loss)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	2026 Change		2026	2025	2026 Change
			$ Change	% Change			$ Change	% Change
	(Dollars in thousands)
People Inc.
Digital	$48,684	$38,434	$10,250	27%	$125,251	$94,681	$30,570	32%
Print	3,694	1,016	2,678	263%	9,977	20,665	(10,688)	(52)%
Other	(15,146)	(10,917)	(4,229)	(39)%	(53,802)	(8,827)	(44,975)	(510)%
Total People Inc.	37,232	28,533	8,699	30%	81,426	106,519	(25,093)	(24)%
Emerging & Other	3,626	(20,797)	24,423	NM	9,029	(34,904)	43,933	NM
Corporate	(43,905)	(34,981)	(8,924)	(26)%	(139,605)	(85,249)	(54,356)	(64)%
Total	$(3,047)	$(27,245)	$24,198	89%	$(49,150)	$(13,634)	$(35,516)	261%

As a percentage of revenue	(1)%	(6)%			(4)%	(1)%

For the three months ended September 30, 2026 compared to the three months ended September 30, 2025
Operating loss decreased $24.2 million, or 89%, to $3.0 million due primarily to decreases of $22.9 million in costs related to certain litigation matters, $14.3 million in restructuring costs, including certain severance and employee separation benefits, $3.3 million in amortization of intangibles and $0.3 million in Adjusted EBITDA, partially offset by an increase of $9.2 million in stock-based compensation expense, the inclusion in the prior year of $5.2 million in net gains from lease impairments, terminations and amendments and certain asset sales at People Inc., an increase of $1.0 million in depreciation and an increase of $0.4 million in transaction-related costs. The increase in stock-based compensation expense was due primarily to the acceleration and modification of stock-based awards related to the planned reduction in workforce as the Company consolidates its corporate functions with those of People Inc. Refer to “Corporate Restructuring” above for additional information.
Refer to the “General and administrative expense” discussion above for additional details on costs related to certain litigation matters.
For the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025
Operating loss increased $35.5 million, or 261%, to $49.2 million, despite the increase of $13.9 million in Adjusted EBITDA, described below, due primarily to an increase of $63.7 million in stock-based compensation expense, the inclusion in the prior year of $41.3 million in net gains from lease impairments, terminations and amendments and certain asset sales at People Inc. and an increase of $2.0 million in transaction-related costs, partially offset by decreases of $25.1 million in costs related to certain litigation matters, $19.5 million in restructuring costs, including certain severance and employee separation benefits, $10.0 million in amortization of intangibles and $2.7 million in depreciation. The increase in stock-based compensation expense was due primarily to the reversal in the prior year of previously recognized expense related to the forfeiture of our former CEO’s restricted stock award and the acceleration and modification of stock-based awards related to the planned reduction in workforce described above in the three-month discussion.
Refer to the “General and administrative expenses” discussion above for additional details on stock-based compensation expense, net gains from lease impairments, terminations and amendments and certain asset sales at People Inc., transaction-related costs and costs related to certain litigation matters.
At September 30, 2026, there was $46.3 million of unrecognized stock-based compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 1.72 years.
Adjusted EBITDA

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	2026 Change		2026	2025	2026 Change
			$ Change	% Change			$ Change	% Change
	(Dollars in thousands)
People Inc.
Digital	$71,957	$73,200	$(1,243)	(2)%	$196,500	$177,871	$18,629	10%
Print	8,343	12,226	(3,883)	(32)%	23,970	43,072	(19,102)	(44)%
Other	(9,934)	(9,711)	(223)	(2)%	(30,843)	(31,404)	561	2%
Total People Inc.	70,366	75,715	(5,349)	(7)%	189,627	189,539	88	—%
Emerging & Other	3,838	1,337	2,501	187%	10,676	3,065	7,611	248%
Corporate	(19,428)	(21,978)	2,550	12%	(60,326)	(66,522)	6,196	9%
Total	$54,776	$55,074	$(298)	(1)%	$139,977	$126,082	$13,895	11%

As a percentage of revenue	13%	12%			11%	10%
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
For the three months ended September 30, 2026 compared to the three months ended September 30, 2025
•People Inc. Adjusted EBITDA decreased 7% to $70.4 million due primarily to decreases in Adjusted EBITDA of $3.9 million from Print and $1.2 million from Digital.
◦The Print Adjusted EBITDA decrease was due primarily to lower revenue, partially offset by lower operating expenses from continued cost rationalization efforts.
◦The Digital Adjusted EBITDA decrease was due to higher selling and marketing expense primarily related to Performance marketing revenue, as well as certain compensation and software license and maintenance costs, partially offset by higher revenue.
•Emerging & Other Adjusted EBITDA increased $2.5 million to $3.8 million due primarily to increases at both The Daily Beast and Vivian Health.
•Corporate Adjusted EBITDA loss decreased 12% to $19.4 million due primarily to lower operating expenses.
For the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025
•People Inc. Adjusted EBITDA was flat compared to the prior year due to an increase in Adjusted EBITDA of $18.6 million from Digital and a decrease of $0.6 million from Other (unallocated corporate costs), offset by a decrease in Adjusted EBITDA of $19.1 million from Print. The Digital Adjusted EBITDA increase was due to higher revenues, partially offset by higher operating expenses. The Print Adjusted EBITDA decrease was due to the factors described above in the three-month discussion.
•Emerging & Other Adjusted EBITDA increased $7.6 million to $10.7 million due primarily to increases at both The Daily Beast and Vivian Health, partially offset by losses in the current year at IAC Films compared to profits in the prior year.
•Corporate Adjusted EBITDA loss decreased 9% to $60.3 million due primarily to the factor described above in the three-month discussion.
Interest expense

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	2026 Change		2026	2025	2026 Change
			$ Change	% Change			$ Change	% Change
	(Dollars in thousands)
Interest expense	$(26,048)	$(27,636)	$1,588	(6)%	$(77,771)	$(93,117)	$15,346	(16)%

For the three months ended September 30, 2026 compared to the three months ended September 30, 2025
Interest expense in 2026 decreased from 2025 due to both decreases in the interest rates and amount of debt outstanding.
For the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025
Interest expense in 2026 decreased from 2025 due primarily to the inclusion of an $8.5 million extinguishment loss in the second quarter of 2025 in connection with the refinancing of the People Inc. debt, and the factors described above in the three-month discussion.
For further details, see “Note 3—Long-term debt” in the accompanying notes to the financial statements included in “Item 1. Consolidated Financial Statements.”
Unrealized (loss) gain on investment in MGM

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	2026 Change		2026	2025	2026 Change
			$ Change	% Change			$ Change	% Change
	(Dollars in thousands)
Unrealized (loss) gain on investment in MGM	$(1,119,943)	$17,476	$(1,137,419)	NM	$(364,256)	$648	$(364,904)	NM
For the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025
At September 30, 2026, the Company owns 66.8 million common shares of MGM, which represents approximately 26.6% of MGM's common shares outstanding; including 1.0 million common shares purchased in the first quarter of 2026 for $37.2 million. The Company accounts for its investment in MGM under the equity method of accounting using the fair value option. The fair value of the investment in MGM is remeasured each reporting period based upon MGM’s closing stock price on the New York Stock Exchange on the last trading day in the reporting period; any unrealized pre-tax gains or losses are included in the statement of operations.
See “Note 2—Financial Instruments and Fair Value Measurements” in the accompanying notes to the financial statements included in “Item 1—Consolidated Financial Statements” for additional information on the Company’s investment in MGM.

Other income (expense), net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in thousands)
Net gains (losses) on sales of investments and businesses and downward adjustments to the carrying value of equity securities without readily determinable fair values (a)	$174,949	$—	$170,375	$(18,845)
Interest income	9,771	11,326	28,403	36,859
Gain on sale of an unutilized domain name	—	—	7,500	—
Loss related to the allocation of a disputed gain on a real estate transaction(b)	—	(32,600)	—	(32,600)
Other	1,050	2,827	4,122	6,567
Other income (expense), net	$185,770	$(18,447)	$210,400	$(8,019)

$ Change	$204,217		$218,419
% Change	NM		NM
(a)    The three and nine months ended September 30, 2026 include a pre-tax gain of $174.9 million from the sale of the Company’s limited partner stake in a third-party fund. During the first quarter of 2026, the Company recorded an impairment of $4.6 million related to an equity security without a readily determinable fair value included in the fund. See “Note 2—Financial Instruments and Fair Value Measurements” in the accompanying notes to the financial statements included in “Item 1. Consolidated Financial Statements” for additional information.
(b)    See “Note 11—Contingencies” in the accompanying notes to the financial statements included in “Item 1. Consolidated Financial Statements” for additional information.
Income tax benefit

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	2026 Change		2026	2025	2026 Change
			$ Change	% Change			$ Change	% Change
	(Dollars in thousands)
Income tax benefit	$278,368	$3,108	$275,260	NM	$111,130	$3,515	$107,615	NM
Effective income tax rate	29%	6%			40%	3%
For further details of income tax matters, see “Note 8—Income Taxes” in the accompanying notes to the financial statements included in “Item 1. Consolidated Financial Statements.”
For the three months ended September 30, 2026 compared to the three months ended September 30, 2025
In 2026, the effective income tax rate was higher than the statutory rate of 21% due primarily to the realization of a capital loss and state taxes.
In 2025, the effective income tax rate is lower than the statutory rate of 21% due primarily to non-deductible compensation expense and state taxes, partially offset by excess tax benefits generated by the exercise of stock-based awards and research credits.
For the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025
In 2026, the effective income tax rate was higher than the statutory rate of 21% due primarily to the realization of a capital loss and state taxes, partially offset by research credits.
In 2025, the effective income tax rate is lower than the statutory rate of 21% due primarily to non-deductible compensation expense, a deferred tax adjustment and state taxes, partially offset by research credits.

Net earnings attributable to noncontrolling interests

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	2026 Change		2026	2025	2026 Change
			$ Change	% Change			$ Change	% Change
	(Dollars in thousands)
Net earnings attributable to noncontrolling interests	$(2,431)	$(142)	$(2,289)	NM	$(4,631)	$(1,560)	$(3,071)	197%
Net earnings attributable to noncontrolling interests in the three and nine months ended September 30, 2026 and the three months ended September 30, 2025 primarily represents the allocation of earnings related to certain businesses in Emerging & Other. Net earnings attributable to noncontrolling interests in the nine months ended September 30, 2025 primarily represents the publicly-held interest in Angi’s earnings prior to the Distribution, which was completed on March 31, 2025, partially offset by the allocation of net losses related to certain businesses in Emerging & Other.

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
Prior to the second quarter of 2026, Adjusted EBITDA was defined as operating income excluding: (1) stock-based compensation expense; (2) depreciation; and (3) acquisition-related items consisting of (i) amortization of intangible assets and impairments of goodwill and intangible assets, and (ii) gains and losses recognized on changes in the fair value of contingent consideration arrangements. Beginning with the second quarter of 2026, the Company revised its definition of Adjusted EBITDA to also exclude (4) other specific items, including subsequent true-up adjustments related to such items, that management believes are not representative of the Company’s core ongoing operating performance and certain items that affect comparability between periods. Adjusted EBITDA has been recast to reflect the revised definition for all periods presented.
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
Gains and losses recognized on changes in the fair value of contingent consideration arrangements are accounting adjustments to report liabilities for the portion of the purchase price of acquisitions, if applicable, that is contingent upon the financial performance and/or operating targets of the acquired company at fair value that are recognized in “General and administrative expense” in the statement of operations. These adjustments can be highly variable and are excluded from our assessment of performance because they are considered non-operational in nature and, therefore, are not indicative of current or future performance or the ongoing cost of doing business. The last such arrangement expired during the year ended December 31, 2022. Therefore, there were no gains or losses on contingent consideration arrangements in the three and nine months ended September 30, 2026 and 2025.
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

The following tables reconcile operating (loss) income to Adjusted EBITDA for the Company’s reportable segments and net earnings (loss) attributable to People Incorporated shareholders:

	Three Months Ended September 30, 2026
	Operating Income (Loss)	Stock-based Compensation Expense	Depreciation	Amortization of Intangibles	Restructuring Costs, Including Certain Severance and Employee Separation Benefits(a)	(Gains) and Losses from Lease Impairments, Terminations and Amendments and Certain Asset Sales	Transaction-related Costs(b)	Litigation Matters(c)	Adjusted EBITDA
	(In thousands)
People Inc.
Digital	$48,684	$2,666	$4,923	$15,773	$(89)	$—	$—	$—	$71,957
Print	3,694	215	973	3,464	(3)	—	—	—	8,343
Other (unallocated corporate costs)	(15,146)	2,506	1,383	—	(4)	176	(24)	1,175	(9,934)
Total People Inc.	37,232	5,387	7,279	19,237	(96)	176	(24)	1,175	70,366
Emerging & Other	3,626	204	8	—	—	—	—	—	3,838
Corporate	(43,905)	19,491	1,939	—	1,245	—	1,795	7	(19,428)
Total	(3,047)	$25,082	$9,226	$19,237	$1,149	$176	$1,771	$1,182	$54,776
Interest expense	(26,048)
Unrealized loss on investment in MGM Resorts International	(1,119,943)
Other income, net	185,770
Loss from continuing operations before income taxes	(963,268)
Income tax benefit	278,368
Net loss from continuing operations	(684,900)
Loss from discontinued operations, net of income taxes	(160)
Net loss	(685,060)
Net earnings attributable to noncontrolling interests	(2,431)
Net loss attributable to People Incorporated shareholders	$(687,491)

	Three Months Ended September 30, 2025
	Operating Income (Loss)	Stock-based Compensation Expense	Depreciation	Amortization of Intangibles	Restructuring Costs, Including Certain Severance and Employee Separation Benefits(d)	(Gains) and Losses from Lease Impairments, Terminations and Amendments and Certain Asset Sales(e)	Transaction-related Costs(f)	Litigation Matters(g)	Adjusted EBITDA
	(In thousands)
People Inc.
Digital	$38,434	$3,211	$4,428	$18,826	$8,301	$—	$—	$—	$73,200
Print	1,016	451	1,237	3,695	5,827	—	—	—	12,226
Other (unallocated corporate costs)	(10,917)	4,060	525	—	1,047	(5,240)	303	511	(9,711)
Total People Inc.	28,533	7,722	6,190	22,521	15,175	(5,240)	303	511	75,715
Emerging & Other	(20,797)	743	8	—	—	—	—	21,383	1,337
Corporate	(34,981)	7,412	2,037	—	259	—	1,065	2,230	(21,978)
Total	(27,245)	$15,877	$8,235	$22,521	$15,434	$(5,240)	$1,368	$24,124	$55,074
Interest expense	(27,636)
Unrealized gain on investment in MGM Resorts International	17,476
Other expense, net	(18,447)
Loss from continuing operations before income taxes	(55,852)
Income tax benefit	3,108
Net loss from continuing operations	(52,744)
Earnings from discontinued operations	31,007
Net loss	(21,737)
Net earnings attributable to noncontrolling interests	(142)
Net loss attributable to People Incorporated shareholders	$(21,879)

	Nine Months Ended September 30, 2026
	Operating Income (Loss)	Stock-based Compensation Expense	Depreciation	Amortization of Intangibles	Restructuring Costs, Including Certain Severance and Employee Separation Benefits(a)	(Gains) and Losses from Lease Impairments, Terminations and Amendments and Certain Asset Sales	Transaction-related Costs(b)	Litigation Matters(c)	Adjusted EBITDA
	(In thousands)
People Inc.
Digital	$125,251	$8,585	$12,245	$46,929	$(10)	$—	$—	$3,500	$196,500
Print	9,977	662	2,804	10,392	135	—	—	—	23,970
Other (unallocated corporate costs)	(53,802)	12,814	3,157	—	(7)	(81)	33	7,043	(30,843)
Total People Inc.	81,426	22,061	18,206	57,321	118	(81)	33	10,543	189,627
Emerging & Other	9,029	1,875	25	—	—	—	—	(253)	10,676
Corporate	(139,605)	52,555	5,813	—	12,820	—	7,993	98	(60,326)
Total	(49,150)	$76,491	$24,044	$57,321	$12,938	$(81)	$8,026	$10,388	$139,977
Interest expense	(77,771)
Unrealized loss on investment in MGM Resorts International	(364,256)
Other income, net	210,400
Loss from continuing operations before income taxes	(280,777)
Income tax benefit	111,130
Net loss from continuing operations	(169,647)
Loss on the sale of discontinued businesses, net of income taxes	(78,300)
Earnings from discontinued operations, net of income taxes	56
Net loss	(247,891)
Net earnings attributable to noncontrolling interests	(4,631)
Net loss attributable to People Incorporated shareholders	$(252,522)

	Nine Months Ended September 30, 2025
	Operating Income (Loss)	Stock-based Compensation Expense(h)	Depreciation	Amortization of Intangibles	Restructuring Costs, Including Certain Severance and Employee Separation Benefits(d)(i)	(Gains) and Losses from Lease Impairments, Terminations and Amendments and Certain Asset Sales(e)	Transaction-related Costs(f)	Litigation Matters(g)	Adjusted EBITDA
	(In thousands)
People Inc.
Digital	$94,681	$8,100	$10,669	$56,273	$8,148	$—	$—	$—	$177,871
Print	20,665	1,343	4,033	11,084	5,947	—	—	—	43,072
Other (unallocated corporate costs)	(8,827)	10,975	5,882	—	1,096	(41,344)	303	511	(31,404)
Total People Inc.	106,519	20,418	20,584	67,357	15,191	(41,344)	303	511	189,539
Emerging & Other	(34,904)	3,962	40	—	—	130	—	33,837	3,065
Corporate	(85,249)	(11,583)	6,120	—	17,247	—	5,763	1,180	(66,522)
Total	(13,634)	$12,797	$26,744	$67,357	$32,438	$(41,214)	$6,066	$35,528	$126,082
Interest expense	(93,117)
Unrealized gain on investment in MGM Resorts International	648
Other expense, net	(8,019)
Loss from continuing operations before income taxes	(114,122)
Income tax benefit	3,515
Net loss from continuing operations	(110,607)
Earnings from discontinued operations, net of income taxes	84,935
Net loss	(25,672)
Net earnings attributable to noncontrolling interests	(1,560)
Net loss attributable to People Incorporated shareholders	$(27,232)
_____________________
(a)    The three and nine months ended September 30, 2026 at Corporate principally represents costs related to a reduction in force as the Company consolidates its corporate function with those of People Inc. as further described under “Management Overview—Corporate Restructuring” above.

(b)    The three and nine months ended September 30, 2026 at Corporate include third-party costs related to the Company’s proposal to acquire all outstanding shares of MGM not already owned by the Company, which was withdrawn on September 23, 2026, and third-party costs related to the sale of Care.com on March 16, 2026.
(c)    The three and nine months ended September 30, 2026 at People Inc. Other (unallocated corporate costs) and nine months ended September 30, 2026 at People Inc. Digital represents third-party costs primarily related to accruals for certain litigation matters, including antitrust litigation against Google.
(d)    The three and nine months ended September 30, 2025 at People Inc. represents severance-related costs driven by headcount reductions to better align the business with strategic growth priorities.
(e)    The three and nine months ended September 30, 2025 at People Inc. Other (unallocated corporate costs) is principally related to gains resulting from amendments to a lease, which provided for the surrender of certain office space early and is included in “General and Administrative expenses” in the statement of operations. Prior to this amendment, the lease for this office space would have expired in 2032. The ROU asset of the amended lease had been previously impaired in prior years.
(f)     The three and nine months ended September 30, 2025 include third-party costs related to the sale of Care.com and the nine months ended September 30, 2025 also include $4.8 million in third-party costs related to the Distribution in the first quarter of 2025.
(g)    The three and nine months ended September 30, 2025 at Emerging & Other represents third-party costs related to a certain litigation matter that concluded in the third quarter of 2025 related to a legacy business.
(h)    The nine months ended September 30, 2025 at Corporate reflect the reversal of $49.8 million of previously recognized stock-based compensation expense related to the forfeiture of our former CEO’s restricted stock award pursuant to his employment transition agreement, partially offset by $14.9 million of stock-based compensation expense related to the transfer of 5.0 million Class B shares of Angi held by the Company to our former CEO prior to the Distribution pursuant to his employment transition agreement.
(i)    The nine months ended September 30, 2025 at Corporate primarily represents separation benefits to our former CEO under his employment transition agreement.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Position

	September 30, 2026	December 31, 2025
	(In thousands)
Cash and cash equivalents at People Inc.:
United States	$348,434	$261,904
All other countries	23,998	22,414
Total cash and cash equivalents at People Inc.	372,432	284,318

Cash and cash equivalents at entities excluding People Inc.
United States	944,092	653,480
All other countries	2,260	3,513
Total cash and cash equivalents at entities excluding People Inc.	946,352	656,993

Total cash and cash equivalents	$1,318,784	$941,311

People Inc. Debt:
Term Loan A-1	$328,125	$341,250
Term Loan B-2	694,750	700,000
2032 Notes	400,000	400,000
Total long-term debt	1,422,875	1,441,250
Less: current portion of long-term debt	24,500	24,500
Less: original issue discount	3,046	3,397
Less: unamortized debt issuance costs	10,665	12,029
Total People Inc. long-term debt, net	$1,384,664	$1,401,324
The Company’s international cash can be repatriated without significant tax consequences.
The Company’s consolidated debt of approximately $1.42 billion is the liability of People Inc. For a detailed description of long-term debt and interest rate swaps, see “Note 3—Long-term Debt” in the accompanying notes to the financial statements included in “Item 1. Consolidated Financial Statements.”
Cash Flow Information
In summary, the Company’s cash flows are as follows:

	Nine Months Ended September 30,
	2026	2025
	(In thousands)
Net cash provided by (used in):
Operating activities attributable to continuing operations	$105,582	$88
Investing activities attributable to continuing operations	$434,152	$(369,918)
Financing activities attributable to continuing operations	$(187,075)	$(419,059)
Net cash provided by operating activities attributable to continuing operations consists of net loss attributable to continuing operations adjusted for non-cash items and the effect of changes in working capital. Non-cash adjustments include the unrealized loss (gain) on the investment in MGM, net (gains) losses on sales of investments and businesses and net downward adjustments to the carrying value of equity securities without readily determinable fair values, amortization of intangibles, depreciation, stock-based compensation expense, deferred income taxes, non-cash lease expense (including ROU asset impairments), net gains on amendments and early terminations of lease agreements and gain on sale of an unutilized domain name in 2026.

2026
Adjustments to net loss attributable to continuing operations consist primarily of an unrealized loss on the investment in MGM of $364.3 million, stock-based compensation expense of $76.5 million, amortization of intangibles of $57.3 million, depreciation of $24.0 million and non-cash lease expense of $22.8 million, partially offset by net gains on sales of investments and downward adjustments to the carrying value of equity securities without readily determinable fair values of $170.4 million (including gain of $174.9 million from the sale of the Company’s limited partner stake in a third-party fund), deferred income taxes of $111.7 million and gain on sale of an unutilized domain name of $7.5 million. The changes in working capital include a decrease in accounts receivable of $69.7 million, partially offset by a decrease in operating lease liabilities of $32.1 million and a decrease in accounts payable and other liabilities of $26.2 million. The decrease in accounts receivable is due primarily to a decrease in revenue in the third quarter of 2026 relative to the fourth quarter of 2025 at People Inc. The decrease in operating lease liabilities is due to cash payments on leases, including the final remaining payment of $4.3 million related to an amendment of a lease in the prior year, which provided for the surrender of certain office space early at People Inc., net of interest accretion. The decrease in accounts payable and other liabilities is due primarily to a decrease in accrued employee compensation, due primarily to timing of payments, including the payment of 2025 bonuses in 2026, partially offset by an increase in accrued severance and employee separation benefits related to the reduction in workforce as the Company consolidates its corporate functions with those of People Inc. described above under “Management Overview—Corporate Restructuring,” and a decrease in accrued advertising at People Inc.
Net cash provided by investing activities attributable to continuing operations includes net proceeds from the sale of Care.com of $300.2 million, net proceeds from the sale of investments of $185.1 million, which is principally related to the sale of the Company’s limited partner stake in a third-party fund, and proceeds from the sale of an unutilized domain name of $7.5 million, partially offset by the purchase of 1.0 million common shares of MGM for $37.2 million and capital expenditures of $25.3 million, primarily related to leasehold improvements in connection with the optimization of the remaining space under certain amended leases and investments in capitalized software.
Net cash used in financing activities attributable to continuing operations includes $133.3 million for the repurchase of 3.5 million shares of common stock, on a settlement date basis, at an average price of $37.88 per share, withholding taxes paid on behalf of employees for net settled stock-based awards of $42.2 million and principal payments on the Term Loans of $18.4 million, partially offset by distributions from Angi Inc. pursuant to the tax sharing agreement of $9.1 million.
2025
Adjustments to net loss attributable to continuing operations consist primarily of amortization of intangibles of $67.4 million, loss related to the allocation of a disputed gain on a real estate transaction of $32.6 million, depreciation of $26.7 million, non-cash lease expense (including ROU asset impairments) of $25.5 million, net downward adjustments to the carrying value of equity securities without readily determinable fair values and net gains on sales of investments and a business of $18.8 million, and stock-based compensation expense of $12.8 million, partially offset by net gains on amendments and early terminations of lease agreements of $42.2 million and deferred income taxes of $6.6 million. The changes in working capital include a decrease in operating lease liabilities of $77.8 million and an increase in other assets of $8.4 million, partially offset by a decrease in accounts receivable of $50.4 million and an increase in accounts payable and other liabilities of $3.3 million. The decrease in operating lease liabilities is due to cash payments on leases, including $47.4 million related to amendments of leases, which provided for the surrender of certain office space early at People Inc., net of interest accretion. The increase in other assets is due primarily to a net increase in amounts due from insurance companies for a certain legal matter at Corporate, partially offset by a decrease in prepaid hosting services at People Inc. The decrease in accounts receivable is due primarily to a decrease in revenue in the third quarter of 2025 relative to the fourth quarter of 2024 at People Inc. The increase in accounts payable and other liabilities is due, in part, to a net increase in accruals related to the resolution of certain legal matters at Corporate and Emerging & Other, partially offset by a decrease in accrued employee compensation, due primarily to payment of 2024 bonuses in 2025, partially offset by the accrual of separation benefits to our former CEO under the Employment Transition Agreement.
Net cash used in investing activities attributable to continuing operations includes $386.6 million related to the allocation of Angi Inc.’s cash in the Distribution and capital expenditures of $12.6 million, partially offset by the proceeds from the sale of a portion of the retirement investment fund of $11.9 million at People Inc. and net proceeds from the sales of investments of $9.9 million.

Net cash used in financing activities attributable to continuing operations includes principal payments on the Term Loans of $1.4 billion and debt issuance and deferred financing costs of $12.9 million, partially offset by the net proceeds from the Term Loans refinancing of $991.5 million and proceeds from the issuance of the 2032 Notes of $400.0 million. Net cash used in financing activities attributable to continuing operations also includes $300.0 million for the repurchase of 7.3 million shares of common stock, on a settlement date basis, for an average price of $41.35 per share, and withholding taxes paid on behalf of employees for net settled stock-based awards of $67.1 million.
Discontinued Operations
Net cash used in discontinued operations of $10.8 million for the nine months ended September 30, 2026 relates to the operations of Care.com and Search and the net cash used in discontinued operations of $3.5 million for the nine months ended September 30, 2025 relates to the operations of Care.com, Search and Angi. The Company does not expect significant future cash flows to be used in or provided by its discontinued operations.
Liquidity and Capital Resources
Financing Arrangements
At September 30, 2026, the Term Loan A-1 bore interest at SOFR plus 2.00%, or 5.90% and the Term Loan B-2 bore interest at SOFR, subject to a minimum of 0.50%, plus 3.50%, or 7.18%.
People Inc. holds interest rate swaps that synthetically convert $350 million of the Term Loan B-2 from a variable rate to a fixed rate through April 1, 2027. Should SOFR continue to equal or exceed 0.50%, then the fixed rate for the Term Loan B-2 will be approximately 7.32% ((i) the weighted average fixed interest rate of approximately 3.82% on the interest rate swaps and (ii) the base rate of 3.50%). In the event SOFR becomes less than or equal to 0.50%then the interest rate swaps would be fixed in a range from approximately 7.32% to 7.42% as determined by the governing agreements.
For a detailed description of long-term debt and interest rate swaps, see “Note 3—Long-term Debt” in the accompanying notes to the financial statements included in “Item 1. Consolidated Financial Statements.”
Investment in MGM
At September 30, 2026, the Company owns 66.8 million common shares of MGM, which represents approximately 26.6% of MGM's common shares outstanding; including 1.0 million common shares purchased in the first quarter of 2026 for $37.2 million.
Investment in Turo
At September 30, 2026, the Company’s ownership interest in Turo is approximately 33%.
Share Repurchase Activity and Authorization
During the nine months ended September 30, 2026, the Company repurchased 3.5 million shares of its common stock, on a trade date basis, at $37.86 per share, or $132.2 million in aggregate, under the 10 million share repurchase authorization approved by the board of directors of the Company on March 16, 2025. On June 16, 2026, the board of directors of the Company approved an authorization for the Company to repurchase an additional 10 million shares of the Company’s common stock. At October 30, 2026, the Company has 12.5 million shares remaining under its authorization.
Share repurchases can be made over an indefinite period of time in the open market and in privately negotiated transactions, depending on those factors management deems relevant at any particular time, including, without limitation, market conditions, price and future outlook.
Contractual Obligations
At September 30, 2026, there have been no material changes to the Company’s contractual obligations disclosures as previously disclosed in our Annual Report.

Capital Expenditures
The Company anticipates that it will need to continue to make capital expenditures in connection with the development and expansion of its operations. The Company’s 2026 capital expenditures are expected to be higher than its 2025 capital expenditures of $17.7 million by approximately 60% to 70%, due primarily to the leasehold improvements described above.
Liquidity Assessment
On a consolidated basis, the Company generated positive cash flows from operating activities of $105.6 million for the nine months ended September 30, 2026; excluding the positive cash flows from operating activities of $152.4 million generated by People Inc., the Company generated negative cash flows from operating activities of $46.8 million.
At September 30, 2026, the Company’s consolidated cash and cash equivalents were $1.3 billion, of which $372.4 million was held by People Inc., and the consolidated debt at September 30, 2026 of approximately $1.4 billion is solely the liability of People Inc. If defined consolidated net leverage ratios are exceeded or if an event of default has occurred, the governing agreements contain additional covenants that would limit People Inc.’s ability to pay dividends, incur incremental secured indebtedness or make distributions or certain investments. As a result, the Company may not be able to freely access People Inc.’s cash. People Inc.’s consolidated net leverage ratio was in compliance for the test period ended September 30, 2026.
The governing agreements allow the Company to contribute cash to People Inc., which the Company has done in the past and may do so in the future, to provide, among other things, additional liquidity to improve People Inc.’s consolidated net leverage ratios for any test period, which may result in improved interest rates on the Term Loan A-1 and reduced commitment fees on the Revolving Facility. The governing agreements also allow People Inc. to make distributions to the Company in amounts not to exceed these capital contributions, provided that no default has occurred and is continuing. No quarterly contributions have been made to People Inc. since the $55.0 million contribution that the Company made in September 2025, which People Inc. distributed back to the Company in October 2025; therefore, there were no pending contributions or distributions outstanding as of September 30, 2026 and December 31, 2025.
The Company’s liquidity could be negatively affected by a decrease in demand for its products and services resulting from adverse market, macroeconomic or geopolitical conditions, including declines in consumer confidence or spending, high or volatile interest rates, inflationary pressures, labor market disruptions or other factors that reduce customers’ willingness or ability to pay for our offerings. In addition, the outcome of pending legal proceedings, including those discussed in “Note 11—Contingencies” in the accompanying notes to the financial statements included in “Item 1. Consolidated Financial Statements,” could affect liquidity either positively or negatively.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Equity Price Risk
At September 30, 2026, the Company owns 66.8 million common shares of MGM Resorts International (“MGM”). The Company accounts for its investment in MGM under the equity method of accounting and has elected to account for this investment using the fair value option.
The cumulative unrealized net pre-tax gain at September 30, 2026 is $733.7 million. At September 30, 2026 and December 31, 2025, the carrying value of the Company’s investment in MGM, which includes the cumulative unrealized pre-tax gains, was $2.1 billion and $2.4 billion, or approximately 32% and 33% of the Company’s consolidated total assets, respectively. A $2.00 increase or decrease in the share price of MGM would result in an unrealized gain or loss, respectively, of $133.6 million. At October 30, 2026, the fair value of the Company’s investment in MGM was $2.0 billion. The Company’s results of operations and financial condition have in the past been and may in the future be materially impacted by increases or decreases in the price of MGM common shares.
See “Note 2—Financial Instruments and Fair Value Measurements” in the accompanying notes to the financial statements included in “Item 1—Consolidated Financial Statements” for additional information.
Interest Rate Risk
At September 30, 2026, the principal amount of the Company’s outstanding debt totals $1.42 billion. The $1.02 billion principal amount of the Term Loan A-1 due May 14, 2030 (“Term Loan A-1”) and the Term Loan B-2 due June 16, 2032 (“Term Loan B-2”) bear interest at variable rates based upon the secured overnight financing rate (“SOFR”).
People Inc. holds interest rate swaps to manage interest rate risk, which will mature on April 1, 2027. The interest rate swaps synthetically convert $350 million, the total notional amount, of the Term Loan B-2 from a variable rate to a fixed rate. People Inc. applies hedge accounting to these contracts. The fair value of the interest rate swaps is determined using discounted cash flows derived from observable market prices, including swap curves, and represents what People Inc. would pay or receive to terminate the swap agreements. People Inc. intends to continue to meet the conditions for hedge accounting, however, if these interest rate swaps were not highly effective in offsetting cash flows attributable to the hedged risk, the changes in the fair value of the interest rate swaps used as hedges could have a significant impact on future results of operations.
If SOFR were to increase or decrease by 100 basis points, the combined annual interest expense on the Term Loan A-1 and the Term Loan B-2, net of the impact related to the $350 million in notional amount of interest rate swaps, would increase or decrease by $8.5 million.
See “Note 3—Long-term Debt” in the accompanying notes to the financial statements included in “Item 1—Consolidated Financial Statements” for more information.

Item 4.    Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), management, including our Chairman and Senior Executive, Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), conducted an evaluation, as of the end of the period covered by this quarterly report, of the effectiveness of the Company’s disclosure controls and procedures as defined by Rule 13a-15(e) under the Exchange Act. Based on this evaluation, our Chairman and Senior Executive, CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.
The Company monitors and evaluates on an ongoing basis its internal control over financial reporting in order to improve its overall effectiveness. In the course of these evaluations, the Company modifies and refines its internal processes as conditions warrant.
During the quarter ended September 30, 2026, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
People Inc. Ad-Tech Antitrust Litigation against Google
On August 29, 2025, the Company’s People Inc. subsidiary filed an action in the United States District Court for the Southern District of New York against Google LLC and Alphabet Inc. (collectively, “Google”), alleging violations of federal antitrust and state law arising out of anticompetitive practices by Google in the ad-tech industry in connection with the sale of ad inventory for display on People Inc.’s online properties. See Dotdash Meredith Inc. a/k/a People Inc. et ano. v. Google LLC et ano., No. 1:25-cv-7194 (S.D.N.Y.). The lawsuit follows on the Government’s antitrust enforcement action against Google in the digital advertising technology space, in which a federal district judge has ruled that Google acquired, maintained, and misused monopoly power in the publisher ad-server and ad-exchange markets, and tied use of its publisher ad server to use of its ad exchange, in violation of the Sherman Act. See United States v. Google LLC, No. 1:23-cv-108 (E.D. Va.) (Apr. 17, 2025 Mem. Op.). People Inc.’s complaint asserts federal antitrust claims for monopolization and attempted monopolization of the publisher ad-server and ad-exchange markets and for unlawful tying in violation of the Sherman Act, as well as various state-law claims, and seeks among other things declaratory and injunctive relief and damages, including treble damages, in an amount to be determined at trial.
People Inc.’s lawsuit is part of a consolidated multidistrict litigation (“MDL”) comprised of similar lawsuits filed by other online publishers, all pending before the same judge in the Southern District of New York. See In re Google Digital Advertising Antitrust Litigation, No. 1:21-md-3010 (S.D.N.Y.) (Castel, J.). On October 27, 2025, in a ruling in one of the earlier-filed publisher lawsuits in the MDL, the presiding judge held that Google is precluded from relitigating certain issues previously decided against it in the Government’s case, including (i) that publisher ad servers and ad exchanges are separate, distinct and worldwide markets for antitrust purposes, (ii) that Google engaged in five separate types of anticompetitive conduct in willfully acquiring and maintaining monopoly power in the publisher ad-server and ad-exchange markets and (iii) that Google unlawfully tied its publisher ad server to its ad exchange in violation of the Sherman Act.
On November 24, 2025, Google filed a motion to dismiss the state-law claims (but not the federal antitrust claims) in People Inc.’s complaint. People Inc. opposed the motion, which remains pending. Fact discovery in the case is complete, and expert discovery is underway. People Inc. intends to vigorously pursue its claims in this action, but there is no guarantee that its efforts will be successful.
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

Actual results could differ materially from those contained in these forward-looking statements for a variety of reasons, including, among others: (i) the impact of advances in artificial intelligence (“AI”) and other digital technologies, including AI-enabled search features, on how users access and consume information and the resulting effects on traffic, engagement and monetization, (ii) our reliance on search engines and third-party platforms, including changes in algorithms, policies, economics or features (including those implemented by Google), as well as the potential expiration or modification of key commercial agreements, (iii) our ability to effectively market our products and services in a cost-efficient manner across evolving digital channels, (iv) our dependence on advertising revenue and the sensitivity of such revenue to macroeconomic conditions, including factors affecting advertiser demand, consumer confidence and discretionary spending, as well as geopolitical and broader market uncertainty, (v) our ability to adapt to changes in digital marketing practices, including limitations on data access, tracking technologies and targeting capabilities, (vi) our ability to develop, distribute and monetize our products and services across mobile and other platforms and maintain effective relationships with third-party partners, (vii) the continued growth, engagement and monetization of our digital publishing brands, (viii) risks related to our Print business, including ongoing revenue declines, cost pressures (including paper and postage), and reliance on key vendors, (ix) our ability to access, collect, use and protect personal data and comply with evolving privacy and data protection laws and platform restrictions, (x) our ability to effectively engage with users and subscribers across communication channels, (xi) the concentration of voting control among our Chairman and Senior Executive and related parties, (xii) risks related to our liquidity and indebtedness, including our ability to service debt and comply with related covenants, as well as limitations on access to subsidiary cash flows, (xiii) risks related to strategic transactions and initiatives, including our ability to realize anticipated benefits from prior transactions and execute future initiatives, (xiv) competitive pressures in rapidly evolving industries, including from larger or better-positioned competitors and AI-enabled offerings, (xv) our ability to build, maintain and protect our brands, (xvi) cybersecurity risks, including increasingly sophisticated attacks (including those enabled by AI) and vulnerabilities at third-party providers, (xvii) data security breaches, fraud and related liabilities, (xviii) risks associated with the integrity, scalability and reliability of our systems, technology and infrastructure, (xix) the impact of general economic, geopolitical and public health conditions, (xx) our dependence on key personnel and leadership transitions, (xxi) volatility in our stock price and risks related to our capital allocation strategy and (xxii) risks related to the Company’s ongoing corporate consolidation.
Certain of these and other risks and uncertainties are described in the Company’s filings with the SEC, including under the caption Part I—Item 1A—Risk Factors of our annual report on Form 10-K for the fiscal year ended December 31, 2025, filed with the Securities and Exchange Commission (the “SEC”) on February 20, 2026 (the “Annual Report”). Other unknown or unpredictable factors that could also adversely affect the Company's business, financial condition and results of operations may arise from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those expressed in any forward-looking statements we may make. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this quarterly report.

Risk Factors
Except as described in the Company’s quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2026 filed with the SEC on August 3, 2026 (the “Q2 Quarterly Report”), there have been no material changes to the risk factors disclosed in Part I—Item 1A—Risk Factors of our Annual Report. In addition to the other information set forth in this quarterly report, you should carefully consider the risk factors discussed under the caption Part I—Item 1A—Risk Factors of our Annual Report, as supplemented by those in the Q2 Quarterly Report, any or all of which could materially and adversely affect the Company’s business, financial condition or results of operations. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect the Company’s business, financial condition and/or results of operations.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
The Company did not issue or sell any shares of its common stock or any other equity securities pursuant to unregistered transactions during the quarter ended September 30, 2026.

Issuer Purchases of Equity Securities
The Company did not purchase any shares of its common stock during the quarter ended September 30, 2026. As of that date, 12.5 million shares of the Company’s common stock remained available for repurchase under its authorization, including the additional 10 million shares that the board of directors of the Company authorized the Company to repurchase on June 16, 2026. Share repurchases can be made over an indefinite period of time in the open market and in privately negotiated transactions, depending on those factors management deems relevant at any particular time, including, without limitation, market conditions, price and future outlook.
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the quarter ended September 30, 2026, none of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading plan or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S‑K).
Item 6.    Exhibits
The documents set forth below, numbered in accordance with Item 601 of Regulation S-K, are filed herewith, incorporated by reference to the location indicated or furnished herewith.

Exhibit Number	Description	Location
3.1	Restated Certificate of Incorporation of IAC Inc.	Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2024.
3.2	Restated Certificate of Incorporation of IAC/InterActiveCorp (effective as of June 30, 2020).	Exhibit 3.1(c) to the Registrant’s Current Report on Form 8-K filed on July 2, 2020.
3.3	Certificate of Amendment of Restated Certificate of Incorporation of IAC/InterActiveCorp (effective as of May 25, 2021).	Exhibit 4.2 to Post-Effective Amendment No. 1 on Form S-8 to Registration Statement on Form S-4 (File No. 333-251656), filed by the Registrant on May 26, 2021.
3.4	Certificate of Amendment of Restated Certificate of Incorporation of IAC/InterActiveCorp (effective as of August 11, 2022).	Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on August 12, 2022.
3.5	Certificate of Amendment of Restated Certificate of Incorporation of IAC Inc. (effective as of June 12, 2024).	Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on June 13, 2024.
3.6	Certificate of Amendment of Restated Certificate of Incorporation of People Incorporated (formerly IAC Inc.)	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on June 4, 2026.
3.7	Certificate of Designations of Series A Cumulative Preferred Stock.	Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on July 2, 2020.
3.8	Amended and Restated By-Laws of People Incorporated (formerly IAC Inc.)	Exhibit 3.2 to the Registrant's Current Report on Form 8-K, filed on June 4, 2026.
10.1	Employment Agreement, between People Incorporated and Neil Vogel, effective as of August 5, 2026 (1)	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 3, 2026.

Exhibit Number	Description	Location
10.2	Employment Agreement, between People Incorporated and Timothy Quinn, effective as of August 5, 2026 (1)	Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 3, 2026.
10.3	Amendment No. 1 to Voting Agreement, dated October 27, 2026, by and among People Incorporated, MGM Resorts International and Barry Diller	Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on October 28, 2026.
31.1	Certification of the Chairman and Senior Executive pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.(2)
31.2	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.(2)
31.3	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.(2)
32.1	Certification of the Chairman and Senior Executive pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.(3)
32.2	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.(3)
32.3	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.(3)
101.INS	Inline XBRL Instance.(2)	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema.(2)
101.CAL	Inline XBRL Taxonomy Extension Calculation.(2)
101.DEF	Inline XBRL Taxonomy Extension Definition.(2)
101.LAB	Inline XBRL Taxonomy Extension Labels.(2)
101.PRE	Inline XBRL Taxonomy Extension Presentation.(2)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

Dated:	November 2, 2026
PEOPLE INCORPORATED

		By:	/s/ TIMOTHY QUINN
Timothy Quinn
Chief Financial Officer

Signature	Title	Date
/s/ TIMOTHY QUINN	Chief Financial Officer	November 2, 2026
Timothy Quinn